Form 10-Q
period 2015-06-28
Kraft Heinz Co
filed 2015-08-10
CIK 1637459

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-37482
THE KRAFT HEINZ COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	46-2078182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One PPG Place, Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	15222 (Zip Code)

(412) 456-5700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No X
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes X  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _	Accelerated filer _	Non-accelerated filer X	Smaller reporting company _
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s Common Stock outstanding as of August 2, 2015 was 1,212,833,289 shares.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(Unaudited)
	(In millions)
Sales	$2,616	$2,729
Cost of products sold	1,665	1,844
Gross profit	951	885
Selling, general and administrative expenses	473	511
2015 Merger related costs	34	—
Operating income	444	374
Interest income	10	6
Interest expense	394	168
Other expense, net	(255)	(43)
(Loss)/income before income taxes	(195)	169
(Benefit from)/provision for income taxes	(35)	34
Net (loss)/income	(160)	135
Less: Net income attributable to the noncontrolling interest	4	8
Net (loss)/income attributable to The Kraft Heinz Company	$(164)	$127

Net (loss)/income attributable to The Kraft Heinz Company	$(164)	$127
Less: Preferred dividends	180	180
Net loss attributable to common shareholders	$(344)	$(53)
Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.91)	$(0.14)
Average common shares outstanding - basic and diluted	380	377

See Notes to Condensed Consolidated Financial Statements.

The condensed consolidated financial statements for the second quarter and six months ended June 28, 2015 and June 29, 2014 reflect the results of operations and financial position of H.J. Heinz Holding Corporation for the periods presented and do not include the results of operations and financial position of Kraft Foods Group, Inc. because the merger was completed on July 2, 2015.
_______________________________________

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 28, 2015	June 29, 2014
	(Unaudited)
	(In millions)
Sales	$5,094	$5,529
Cost of products sold	3,166	3,690
Gross profit	1,928	1,839
Selling, general and administrative expenses	934	1,032
2015 Merger related costs	41	—
Operating income	953	807
Interest income	20	12
Interest expense	595	337
Other expense, net	(226)	(64)
Income before income taxes	152	418
Provision for income taxes	33	85
Net income	119	333
Less: Net income attributable to the noncontrolling interest	7	11
Net income attributable to The Kraft Heinz Company	$112	$322

Net income attributable to The Kraft Heinz Company	$112	$322
Less: Preferred dividends	360	360
Net loss attributable to common shareholders	$(248)	$(38)
Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.66)	$(0.10)
Average common shares outstanding - basic and diluted	379	377

See Notes to Condensed Consolidated Financial Statements.

The condensed consolidated financial statements for the second quarter and six months ended June 28, 2015 and June 29, 2014 reflect the results of operations and financial position of H.J. Heinz Holding Corporation for the periods presented and do not include the results of operations and financial position of Kraft Foods Group, Inc. because the merger was completed on July 2, 2015.
_______________________________________

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(Unaudited)
	(In millions)
Net (loss)/income	$(160)	$135
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	361	181
Net deferred gains/(losses) on net investment hedges	(206)	(44)
Net pension and post-retirement benefit (losses)/gains	(18)	(28)
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	8	(1)
Net deferred (losses)/gains on cash flow hedges from periodic revaluations	(10)	(100)
Net deferred losses/(gains) on cash flow hedges reclassified to earnings	137	(1)
Total comprehensive income	112	142
Comprehensive (income)/loss attributable to the noncontrolling interest	5	3
Comprehensive income attributable to The Kraft Heinz Company	$107	$139

See Notes to Condensed Consolidated Financial Statements.

The condensed consolidated financial statements for the second quarter and six months ended June 28, 2015 and June 29, 2014 reflect the results of operations and financial position of H.J. Heinz Holding Corporation for the periods presented and do not include the results of operations and financial position of Kraft Foods Group, Inc. because the merger was completed on July 2, 2015.
_______________________________________

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended
	June 28, 2015	June 29, 2014
	(Unaudited)
	(In millions)
Net income	$119	$333
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(433)	295
Net deferred gains/(losses) on net investment hedges	226	(160)
Net pension and post-retirement benefit (losses)/gains	(19)	(28)
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	7	(2)
Net deferred (losses)/gains on cash flow hedges from periodic revaluations	(77)	(159)
Net deferred losses/(gains) on cash flow hedges reclassified to earnings	138	(4)
Total comprehensive (loss)/income	(39)	275
Comprehensive (income)/loss attributable to the noncontrolling interest	(6)	14
Comprehensive (loss)/income attributable to The Kraft Heinz Company	$(33)	$261

See Notes to Condensed Consolidated Financial Statements.

The condensed consolidated financial statements for the second quarter and six months ended June 28, 2015 and June 29, 2014 reflect the results of operations and financial position of H.J. Heinz Holding Corporation for the periods presented and do not include the results of operations and financial position of Kraft Foods Group, Inc. because the merger was completed on July 2, 2015.
_______________________________________

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2015	December 28, 2014
	(Unaudited)
	(In millions)
Assets
Current Assets:
Cash and cash equivalents	$2,147	$2,298
Trade receivables, net	795	851
Other receivables, net	226	384
Inventories:
Finished goods and work-in-process	978	962
Packaging material and ingredients	184	223
Total inventories	1,162	1,185
Prepaid expenses	191	139
Other current assets	68	58
Total current assets	4,589	4,915
Property, plant and equipment	2,786	2,796
Less accumulated depreciation	533	431
Total property, plant and equipment, net	2,253	2,365
Goodwill	14,741	14,959
Trademarks, net	11,285	11,455
Other intangibles, net	1,657	1,733
Other non-current assets	1,537	1,336
Total other non-current assets	29,220	29,483
Total assets	$36,062	$36,763
See Notes to Condensed Consolidated Financial Statements.

The condensed consolidated financial statements for the second quarter and six months ended June 28, 2015 and June 29, 2014 reflect the results of operations and financial position of H.J. Heinz Holding Corporation for the periods presented and do not include the results of operations and financial position of Kraft Foods Group, Inc. because the merger was completed on July 2, 2015.
_______________________________________

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2015	December 28, 2014
	(Unaudited)
	(In millions except share and per share amounts)
Liabilities and Equity
Current Liabilities:
Short-term debt	$2	$59
Portion of long-term debt due within one year	10	11
Trade payables	1,509	1,651
Other payables	99	203
Accrued interest	171	167
Accrued marketing	255	297
Other accrued liabilities	436	472
Income taxes	171	232
Total current liabilities	2,653	3,092
Long-term debt	13,626	13,586
Deferred income taxes	3,843	3,867
Non-pension postretirement benefits	191	197
Other non-current liabilities	448	336
Total long-term liabilities	18,108	17,986
Redeemable noncontrolling interest	27	29
9% Series A cumulative redeemable preferred stock, 80,000 authorized and issued shares, $0.01 par value	8,320	8,320
Equity:
Common stock, 397,960,266 shares issued, $0.01 par value	4	4
Warrants	—	367
Additional capital	7,454	7,320
Retained earnings	—	—
Accumulated other comprehensive loss	(719)	(574)
Total Kraft Heinz Company shareholders' equity	6,739	7,117
Noncontrolling interest	215	219
Total equity	6,954	7,336
Total liabilities and equity	$36,062	$36,763
See Notes to Condensed Consolidated Financial Statements.

The condensed consolidated financial statements for the second quarter and six months ended June 28, 2015 and June 29, 2014 reflect the results of operations and financial position of H.J. Heinz Holding Corporation for the periods presented and do not include the results of operations and financial position of Kraft Foods Group, Inc. because the merger was completed on July 2, 2015.
_______________________________________

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 28, 2015	June 29, 2014
	(Unaudited)
	(In millions)
Cash Flows from Operating Activities:
Net income	$119	$333
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	131	284
Amortization	48	50
Amortization of deferred debt issuance costs	19	23
Deferred tax benefit	(254)	(195)
Pension contributions	(33)	(46)
Impairment loss on indefinite-lived intangibles	58	62
Venezuela devaluation	234	—
Loss on discontinuation of cash flow hedge	227	—
Other items, net	32	18
Changes in current assets and liabilities:
Receivables (includes proceeds from securitization)	(6)	28
Inventories	(80)	29
Prepaid expenses and other current assets	(66)	(12)
Accounts payable	13	42
Accrued liabilities	(35)	(79)
Income taxes	4	310
Cash provided by operating activities	411	847
Cash Flows from Investing Activities:
Capital expenditures	(163)	(153)
Proceeds from disposals of property, plant and equipment	7	40
Proceeds from net investment hedges	306	—
Other items, net	—	(2)
Cash provided by/(used for) investing activities	150	(115)
Cash Flows from Financing Activities:
Payments on long-term debt	(1,963)	(50)
Proceeds from long-term debt	2,000	—
Debt issuance costs	(18)	—
Net payments on short-term debt	(53)	(11)
Preferred dividends	(360)	(360)
Other items, net	15	12
Cash used for financing activities	(379)	(409)
Effect of exchange rate changes on cash and cash equivalents	(333)	23
Net (decrease)/increase in cash and cash equivalents	(151)	346
Cash and cash equivalents at beginning of period	2,298	2,459
Cash and cash equivalents at end of period	$2,147	$2,805

See Notes to Condensed Consolidated Financial Statements.

The condensed consolidated financial statements for the second quarter and six months ended June 28, 2015 and June 29, 2014 reflect the results of operations and financial position of H.J. Heinz Holding Corporation for the periods presented and do not include the results of operations and financial position of Kraft Foods Group, Inc. because the merger was completed on July 2, 2015.
_______________________________________

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Organization

On March 24, 2015, H.J. Heinz Holding Corporation entered into an Agreement and Plan of Merger, dated as of March 24, 2015, among Kraft Foods Group, Inc. (“Kraft”), Kite Merger Sub Corp., H.J. Heinz Holding Corporation and Kite Merger Sub LLC (the “Merger Agreement”).  Pursuant to the Merger Agreement, Kite Merger Sub Corp., a wholly owned subsidiary of H.J. Heinz Holding Corporation, merged with and into Kraft, with Kraft surviving as a wholly owned subsidiary of H.J. Heinz Holding Corporation.  We refer to this merger transaction as the 2015 Merger.  The 2015 Merger was consummated on July 2, 2015, which we refer to as the Merger Date, at which time H.J. Heinz Holding Corporation changed its name to “The Kraft Heinz Company” (the “Company” or “Kraft Heinz”). Before the consummation of the 2015 Merger, H.J. Heinz Holding Corporation was controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”) following their acquisition of H.J. Heinz Company on June 7, 2013 ("2013 Merger). The Sponsors initially owned 850 million shares of common stock in H.J. Heinz Holding Corporation, with Berkshire Hathaway having warrants to purchase approximately 46 million additional shares of common stock, which it exercised in June 2015. Prior to, but in connection with, the 2015 Merger, the Sponsors purchased an additional 500 million newly issued shares of the Company's common stock for an aggregate purchase price of approximately $10.0 billion. Immediately prior to the consummation of the 2015 Merger, each share of H.J. Heinz Holding Corporation issued and outstanding common stock was reclassified and changed into 0.443332 of a share of Kraft Heinz common stock. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this conversion, including reclassifying an amount equal to the change in par value of common stock from additional paid-in capital. In the 2015 Merger, all outstanding shares of Kraft common stock (other than deferred shares and restricted shares) were converted into the right to receive, on a one-for-one basis, shares of Kraft Heinz common stock, on a tax-free basis. Upon the completion of the 2015 Merger, the Kraft shareholders of record received a special cash dividend of $16.50 per share. In addition, Berkshire Hathaway has an $8.0 billion preferred stock investment in Kraft Heinz which entitles it to a 9.0% annual dividend.

Unless the context otherwise requires, the terms "we," "us," "our" and the "Company" refer, collectively, to The Kraft Heinz Company, and its subsidiaries.

Basis of Presentation

For financial reporting and accounting purposes, H.J. Heinz Holding Corporation was the acquirer of Kraft in the 2015 Merger.  The condensed consolidated financial statements for the second quarter and six months ended June 28, 2015 and June 29, 2014 reflect the results of operations and financial position of H.J. Heinz Holding Corporation for the periods presented and do not include the results of operations and financial position of Kraft because the merger was completed on July 2, 2015.

The interim condensed consolidated financial statements of the Company are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the financial position and results of operations of these interim periods, have been included. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due in part to the seasonal nature of our business. These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations as of and for the year ended December 28, 2014, as included in its Registration Statement filed on Form S-4 with the SEC, which was declared effective on June 2, 2015.

As previously reported, during the quarter ended March 29, 2015, the Company recorded out-of-period corrections in the amount of foreign currency translation gains and losses recorded for goodwill from the date of the 2013 Merger through December 28, 2014, as well as deferred taxes recognized in the 2013 Merger opening balance sheet. These corrections resulted in the net reduction of total Company goodwill of $40 million, a reduction in related deferred tax assets of $11 million and a reduction in total Company accumulated other comprehensive income of $51 million. The net impact of these corrections on goodwill at each of the segments was reductions of $10 million in North America, $18 million in Asia/Pacific, $6 million in Latin America and $10 million in RIMEA, and an increase of $4 million in Europe. These corrections did not have a material impact on the Company’s current and previously reported consolidated financial statements.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(2)	Merger and Acquisition

As discussed in Note 1, on March 24, 2015, H.J. Heinz Holding Corporation entered into the 2015 Merger with Kraft. The 2015 Merger was consummated on July 2, 2015. The 2015 Merger will be accounted for under the acquisition method of accounting for business combinations pursuant to the provisions of Accounting Standards Codification (“ASC”) 805, “Business Combinations,” (“ASC 805”). Because the shareholders of H.J. Heinz Holding Corporation before the 2015 Merger own approximately 51% of the shares of Kraft Heinz common stock on a fully diluted basis as of the Merger Date and the directors and management of H.J. Heinz Holding Corporation retained a majority of board seats and key positions in the management of Kraft Heinz , H.J. Heinz Holding Corporation is considered to be the acquiring company for accounting purposes.

The legacy Kraft businesses manufacture and market food and beverage products, including cheese, meats, refreshment beverages, coffee, packaged dinners, refrigerated meals, snack nuts, dressings, and other grocery products, primarily in the United States and Canada. Kraft’s product categories span breakfast, lunch, and dinner meal occasions. Total sales for Kraft during its most recent pre-acquisition year ended December 27, 2014 were $18.2 billion.

Under the acquisition method of accounting, total consideration exchanged was $52.9 billion, which included $42.5 billion related to the aggregate fair value of Kraft common stock as of July 2, 2015, $0.6 billion, which related to the fair value of replacement equity awards issued for Kraft’s outstanding stock incentive awards attributable to service periods prior to the 2015 Merger, and $9.8 billion related to the $16.50 per share special cash dividend. The operating results of the Kraft businesses will begin to be reported in our financial statements in the fiscal quarter ending September 27, 2015.

The following tables provide unaudited pro forma results of operations for the second quarter and six months ended June 28, 2015 and June 29, 2014, as if Kraft had been acquired as of the beginning of the first fiscal period presented. The pro forma results include certain purchase accounting adjustments. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Kraft. Accordingly, such amounts are not necessarily indicative of the results if the 2015 Merger had occurred on the dates indicated or that may result in the future.

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions, except per share data)
Sales	$7,129	$7,474
Net income	$390	$494
Income per common share - basic	$0.17	$0.26
Income per common share - diluted	$0.17	$0.26

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions, except per share data)
Sales	$13,957	$14,634
Net income	$1,134	$894
Income per common share - basic	$0.65	$0.44
Income per common share - diluted	$0.64	$0.43

The most significant of the pro forma pre tax adjustments included in the pro forma results were to reflect the impact of 2015 Merger related costs, higher cost of products sold and selling, general and administrative expenses associated with the purchase accounting adjustments related to the step-up in inventory, amortization of intangible assets and depreciation of property, plant and equipment.

The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the 2015 Merger is based on estimated fair values at the date of acquisition. During the measurement period, we will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments that we determine to be material will be applied retrospectively as of the Merger Date.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following is a summary of the preliminary purchase price allocation to the estimated fair values of assets acquired and liabilities assumed in the transaction:

(In millions)
Cash	$408
Other current assets	3,685
Property, plant and equipment	4,365
Trademark and other intangibles	43,652
Other non-current assets	228
Trade and other payables	(3,510)
Long-term debt	(9,293)
Non-pension postretirement benefits and other noncurrent liabilities	(4,503)
Deferred income tax liabilities	(15,042)
Net assets acquired	19,990
Goodwill on acquisition	32,904
Total consideration	52,894
Preliminary fair value of shares exchanged and stock based compensation	43,081
Total cash consideration paid to Kraft shareholders	9,813
Cash and cash equivalents of Kraft at July 2, 2015	408
Acquisition of business, net of cash on hand	$9,405

The 2015 Merger preliminarily resulted in $32.9 billion of non tax deductible goodwill relating principally to synergies expected to be achieved from the combined operations and planned growth in new markets. Goodwill has preliminarily been allocated to the segments comprising the legacy Kraft businesses.

The preliminary purchase price allocation to identifiable intangible assets acquired is as follows:

	Preliminary fair value	Weighted average life
	(In millions, except weighted average lives)
Indefinite-lived trademarks	$38,768
Definite-lived trademarks	632	30
Customer relationships	2,901	20
Licenses	1,351	25
Total identifiable intangible assets	$43,652

We preliminarily valued trademarks using either the excess earnings method or relief from royalty method, both variations of the income approach. Trademarks generating annual revenue in excess of $1.0 billion were preliminarily valued using the excess earnings method due to their significance to the cash flows of the business. The relief from royalty method was preliminarily used for the remaining brands and licenses. We preliminarily valued customer relationships using the distributor method, a variation of the excess earnings method discussed below that uses distributor-based inputs for margins and contributory asset charges.

The excess earnings method estimates fair value of an intangible asset by deducting expected costs, including income taxes, from expected revenues attributable to that asset to arrive at after-tax cash flows. From such after-tax cash flows, after-tax contributory asset charges are deducted to arrive at incremental after-tax cash flows. These resulting cash flows are discounted to a present value to which the tax amortization benefit is added to arrive at fair value. The relief from royalty method under the income approach estimates the cost savings that accrue to a company for which it would otherwise have to pay royalties or license fees on revenues earned through the use of the asset.

Some of the more significant assumptions inherent in the development of the valuations included the estimated annual net cash flows for each indefinite lived or definite lived intangible asset (including net revenues, cost of products sold, selling and marketing costs and working capital asset/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends as well as other factors. The assumptions used in the financial forecasts were determined utilizing primarily historical data, supplemented by current and anticipated market

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

conditions, product category growth rates, management plans, and market comparables. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation.

We utilized existing carrying values to value trade receivables and payables, as well as other current and non-current assets and liabilities as we determined that they represented the fair value of those items at the Merger Date.

We preliminarily valued finished goods and work-in-process inventory using a net realizable value approach resulting in a step-up of $348 million which will be recognized in Cost of products sold in the period July 2, 2015 to September 27, 2015 as the related inventory will be sold. Raw materials and packaging inventory was valued using the replacement cost approach.

We preliminarily valued property, plant and equipment using a combination of the income approach, the market approach and the cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. We preliminarily estimated useful lives of the property, plant and equipment to be between 3 and 27 years.

Deferred income tax assets and liabilities as of the Merger Date represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.

(3)	Segments
The Company has five reportable segments which are defined by geographic region including: North America, Europe, Asia/Pacific, Latin America and Russia, India, Middle East and Africa ("RIMEA"). Following the 2015 Merger described in Note 2, the Company will reevaluate its segment structure in the third quarter of 2015.
Descriptions of the Company’s reportable segments are as follows:
North America—This segment includes our U.S. consumer products business which manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks, and appetizers to the grocery channels and our U.S. foodservice business which manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America. The North America segment also includes our business in Canada.
Europe—This segment includes the Company’s operations in Europe (excluding Russia) and sells products in all of the Company’s categories.
Asia/Pacific—This segment includes the Company’s operations in Australia, New Zealand, Japan, China, Papua New Guinea, South Korea, Indonesia, and Singapore. This segment sells products in all of the Company's categories.
Latin America—This segment includes the Company’s operations in Brazil, Venezuela, Mexico, Costa Rica, and Panama that sell products in all of the Company’s categories.
RIMEA—This segment includes the Company’s operations in Russia, India, the Middle East and Africa that sell products in all of the Company’s categories.
The Company’s management evaluates performance based on several factors including net sales and Adjusted Earnings Before Interest, Tax, Depreciation and Amortization ("Adjusted EBITDA"). Inter-segment revenues, items below the operating income line of the consolidated statements of income and certain costs associated with Restructuring and Productivity Initiatives (see Note 5) and 2015 Merger related costs, are not presented by segment, since they are not reflected in the measure of segment profitability reviewed by the Company’s management.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables present information about the Company’s reportable segments:

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net external sales:
North America	$1,021	$966
Europe	620	766
Asia/Pacific	495	583
Latin America	291	200
RIMEA	189	214
Consolidated Totals	$2,616	$2,729
Segment Adjusted EBITDA:
North America	$324	$293
Europe	225	236
Asia/Pacific	96	108
Latin America	66	30
RIMEA	43	45
Non-Operating	(15)	(19)
Adjusted EBITDA	739	693
Restructuring:
Severance related costs(a)	8	30
Other restructuring costs(a)	2	25
Asset write-offs(a)	25	3
Other special items(b)	27	37
Venezuela inventory write-down	49	—
2015 Merger related costs(c)	34	—
Depreciation, including accelerated depreciation for restructuring	66	137
Amortization	23	26
Stock based compensation	3	1
Interest expense, net(d)	384	161
Other expense, net(e)	255	42
Impairment loss on indefinite-lived trademarks(f)	58	62
(Loss)/income before income taxes	$(195)	$169

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net external sales:
North America	$2,010	$2,135
Europe	1,246	1,529
Asia/Pacific	940	1,075
Latin America	555	399
RIMEA	343	391
Consolidated Totals	$5,094	$5,529
Segment Adjusted EBITDA:
North America	$610	$655
Europe	440	452
Asia/Pacific	181	180
Latin America	119	62
RIMEA	74	74
Non-Operating	(34)	(41)
Adjusted EBITDA	1,390	1,382
Restructuring:
Severance related costs(a)	13	84
Other restructuring costs(a)	12	38
Asset write-offs(a)	27	10
Other special items(b)	52	45
Venezuela inventory write-down	49	—
2015 Merger related costs(c)	41	—
Depreciation, including accelerated depreciation for restructuring	131	284
Amortization	48	50
Stock based compensation	6	2
Interest expense, net(d)	575	325
Other expense, net(e)	226	64
Impairment loss on indefinite-lived trademarks(f)	58	62
Income before income taxes	$152	$418
_____________________________________

(a)	See Note 5 for further details on restructuring and productivity initiatives.

(b)
Includes project implementation costs and charges that management believes do not directly reflect our core operations. The six months ended June 28, 2015 includes pension related costs, lease impairment charges, severance charges, consulting and advisory charges, and contract termination fees. The six months ended June 29, 2014 includes incremental costs primarily for additional warehousing and other logistics costs incurred related to the acceleration of sales ahead of the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges and consulting and advisory charges.

(c)	Represents legal and professional fees associated with the 2015 Merger. See Note 2.

(d)
Includes a release of $227 million from other accumulated comprehensive income to interest expense which occurred during the second quarter ended June 28, 2015. This release relates to the early termination of certain interest rate swaps contracts. See Note 10.

(e)	Includes a $234 million foreign exchange devaluation loss in Venezuela which was recorded to other expense, net during the second quarter ended June 28, 2015. See Note 17.

(f)	See Note 6 for further details on the impairment loss on indefinite-lived trademarks.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company’s revenues are generated via the sale of products in the following categories:

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions)
Ketchup and Sauces	$1,432	$1,387
Meals and Snacks	778	836
Infant/Nutrition	264	311
Other	142	195
Total	$2,616	$2,729

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
Ketchup and Sauces	$2,662	$2,742
Meals and Snacks	1,627	1,850
Infant/Nutrition	517	586
Other	288	351
Total	$5,094	$5,529

(4)	Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this ASU, companies are required to measure inventory using the lower of cost and net realizable value, which is defined as the estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU impacts companies who use the first-in, first-out method (FIFO), the average costing method, or methods of inventory measurement other than the last-in, first-out (LIFO) and retail inventory methods, which have been excluded from the scope of this ASU due to the substantial cost and burden of transitioning these methods. The Company is required to apply these new requirements prospectively for fiscal years beginning after December 15, 2016, including the interim periods therein. The Company is currently evaluating the impact the application of this Update will have on its consolidated financial statements.

In July 2015, the FASB voted to approve a one-year extension of the effective date for the new revenue recognition standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), which was originally issued in May 2014 and was set to become effective in 2017. As a result of the July 9, 2015 vote, public companies will be required to adopt the revenue recognition ASU for fiscal years beginning after December 15, 2017 but may choose to adopt as of the original date for fiscal years beginning after December 15, 2016. The standard will apply to Quarterly Reports and other interim-period reports issued for that year. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In May 2015, the FASB released ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting-Amendments to Securities and Exchange Commission ("SEC") Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update). This Update brings existing guidance into conformity with a recent consensus on the FASB Emerging Issues Tasks Force, ASU 2014-17 - Business Combination (Topic 805): Pushdown Accounting, which provided guidance on the application of the push down basis of accounting for entities acquired in purchase transactions. The Company does not expect this update to have a material impact on the consolidated financial statements.

In April 2015, the FASB released ASU 2015-05, providing guidance on accounting for cloud computing fees. This is an update to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company is required to adopt this standard during the first quarter of 2016; however, early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The FASB issued simplified guidance on valuing retirement plan assets in April 2015 through ASU 2015-04 Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. A reporting entity with a fiscal year-end that does not coincide with a month-end may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other postretirement benefit plan. This is because information about the fair value of plan assets obtained from a third-party service provider typically is reported as of the month-end. That information then is adjusted to reflect the fair value of plan assets as of the fiscal year-end. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this update. The Company is permitted to adopt this amended guidance prospectively in the first quarter of 2016. Early adoption of this standard is allowed. The Company does not expect this update to have a material impact on the consolidated financial statements.

During April 2015, the FASB released ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in this update are effective for financial statements issued by the Company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amended guidance modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. The amended guidance simplifies current consolidation rules by (a) reducing the number of consolidation models, (b) eliminating the risk that a reporting entity may have to consolidate a legal entity solely based on a fee arrangement with another legal entity, (c) placing more weight on the risk of loss in order to identify the party that has a controlling financial interest, (d) reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest, and (e) changing rules for companies in certain industries that ordinarily employ limited partnership or VIE structures. The Company is required to adopt this amended guidance for interim and annual periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. A reporting entity may apply the amendments in this update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

(5)	Restructuring and Productivity Initiatives

Phase 1: During the period from April 29, 2013 to December 29, 2013 (the "Transition Period") and the first nine months of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. The number of employees impacted by these initiatives was approximately 4,050, all of whom had left the Company as of June 28, 2015, and comprised of corporate and field positions across the Company's global business segments. With respect to these restructuring and productivity initiatives, the Company incurred total charges of $289 million related to severance benefits and other severance-related expenses from inception through its conclusion in December 2014.
Footprint: In addition, the Company announced the planned closure and consolidation of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees impacted by these 5 plant closures and consolidation was approximately 1,600, all of whom had left the Company as of June 28, 2015. With respect to these factory closures, the Company incurred charges of $91 million related to severance benefits and other severance-related expenses through its conclusion in March 2015.
License Expiration: Furthermore, in the fourth quarter of 2014, the Company announced the planned closure of one additional factory in Europe in the first half of 2015 due to the expiration of a license to manufacture a non-core product. The number of employees impacted by this plant closure was approximately 200, all of whom had left the Company as of June 28, 2015. With respect to this factory closure, the Company incurred charges of approximately $11 million related to severance benefits and other severance-related expenses through its conclusion in June 2015. In addition, the Company recognized $37 million in non-cash

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

asset write-downs for impairment of long-lived assets to be disposed. In the six months ended June 28, 2015, the Company incurred $9 million in contract termination fees related to this factory closure.
Phase II: In the fourth quarter of 2014 and in the first quarter of 2015, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. The number of employees impacted by these initiatives was approximately 1,050, all of whom had left the Company as of June 28, 2015, and comprised of corporate and field positions across the Company's global business segments. With respect to these restructuring and productivity initiatives, the Company recognized $30 million in non-cash asset write-downs in 2014 for impairment of long-lived assets to be disposed. The Company incurred total charges of approximately $68 million related to severance benefits and other severance-related expenses from project inception through its conclusion in March 2015.
In the second quarter of 2015, the Company announced the planned closure and consolidation of 2 factories across the U.S. during 2015 and the elimination of corporate and field positions across Asia/Pacific during 2015. The number of employees impacted by these initiatives was approximately 700, of which 400 had left the company as of June 28, 2015. With respect to these restructuring and productivity initiatives, the Company recognized $21 million in non-cash asset write-downs for impairment of assets to be disposed. The Company incurred charges of approximately $8 million related to severance benefits and other severance-related expenses from project inception through June 28, 2015.
Integration Program: Following the 2015 Merger, the Company approved an integration program (the “Integration Program”) designed to integrate and optimize the organization following the 2015 Merger. As a result, the Company expects to incur material charges due to exit and disposal activities.  As part of the Integration Program, the Company expects to, among other things, reduce its existing workforce and incur certain one-time severance and postretirement benefit costs.
The Company continues to evaluate actions and the costs of the Integration Program and therefore is currently unable to make a determination of an estimate of the total amount or range of amounts for each major type of cost expected to be incurred in connection with the Integration Program, or a range of amounts of the charges that will result in future cash expenditures.  The Company is also currently unable to determine the duration of the plan, but expects that the plan will be implemented over a multi-year period.
The Company recorded pre-tax costs related to these initiatives in the second quarter and six months ended June 28, 2015 and June 29, 2014, which were comprised of the following:

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions)
Severance and employee benefit costs	$8	$30
Non-cash asset write-downs and accelerated depreciation	25	62
Other exit costs (a)	2	25
Total productivity charges	$35	$117

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
Severance and employee benefit costs	$13	$84
Non-cash asset write-downs and accelerated depreciation	27	135
Other exit costs (a)	12	38
Total productivity charges	$52	$257
______________________________________

(a)	Other exit costs primarily represent professional fees, and contract and lease termination costs.

Of the $35 million total pre-tax charges for the three months ended June 28, 2015, $32 million was recorded in cost of products sold and $3 million in selling, general and administrative expenses ("SG&A"). Of the $117 million total pre-tax charges for the three months ended June 29, 2014, $107 million was recorded in cost of products sold and $10 million in SG&A.

Of the $52 million total pre-tax charges for the six months ended June 28, 2015, $48 million was recorded in cost of products sold and $4 million SG&A. Of the $257 million total pre-tax charges for the three months ended June 29, 2014, $225 million was recorded in cost of products sold and $32 million in SG&A.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The Company does not include restructuring and productivity charges in the results of its reportable segments. The pre-tax impact of allocating such charges to segment results would have been as follows:

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions)
North America	$27	$72
Europe	4	34
Asia/Pacific	4	8
Latin America	—	—
RIMEA	—	1
Non-Operating	—	2
Total productivity charges	$35	$117

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
North America	$30	$156
Europe	14	63
Asia/Pacific	7	18
Latin America	1	—
RIMEA	—	2
Non-Operating	—	18
Total productivity charges	$52	$257

Activity in other accrued liability balances for restructuring and productivity charges incurred were as follows:

	Severance and other severance related costs	Other exit costs (a)	Total
	(In millions)
Accrual balance at December 28, 2014	$53	$26	$79
2015 restructuring and productivity initiatives	13	12	25
Cash payments	(50)	(13)	(63)
Accrual balance at June 28, 2015	$16	$25	$41
______________________________________

(a)	Other exit costs primarily represent professional fees, and contract and lease termination costs.

The majority of the amount included in the accrual balance at June 28, 2015 is expected to be paid in 2015.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(6)	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the period from December 28, 2014 to June 28, 2015, by reportable segment, are as follows:

	North America	Europe	Asia/Pacific	Latin America	RIMEA	Total
	(In millions)
Balance at December 28, 2014	$10,102	$3,454	$1,034	$197	$172	$14,959
Translation adjustments	(77)	(12)	(95)	(33)	(12)	(229)
Other	(4)	(94)	9	(1)	101	11
Balance at June 28, 2015	$10,021	$3,348	$948	$163	$261	$14,741

Subsequent to the 2013 Merger, the Company chose the second quarter for its annual goodwill and indefinite-lived intangible asset impairment testing. In relation to the goodwill impairment test, the Company bypassed the qualitative assessment and performed a quantitative assessment over each of its 16 reporting units. The fair values of each reporting unit exceeded their carrying values and as such no goodwill impairments were identified. As of the 2015 impairment testing date, the North America Consumer Products reporting unit was the only reporting unit which had fair value in excess of carrying value of less than 10%. Of the $14.7 billion total goodwill recorded as at June 28, 2015, this reporting unit had a goodwill carrying value of approximately $7.9 billion. If current expectations of future growth rates are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then this reporting unit might become impaired in the future and as such a partial write down of this goodwill could be necessary. There are no accumulated impairment losses to goodwill as of June 28, 2015.

In relation to the annual indefinite-lived intangible assets impairment test, the Company elected to utilize a quantitative approach and took a non-cash impairment charge of $58 million, which was recorded in cost of goods sold for the second quarter and six months ended June 28, 2015. The impairment was primarily related to category declines within frozen soup in the US, frozen meals and snacks primarily in the UK, and for pasta sauce in North America. The Company's annual impairment assessment in the second quarter of 2014 resulted in the Company recording a non-cash impairment charge of $62 million on its indefinite lived trademarks, which was recorded within cost of products sold during the period ended June 29, 2014. The impairment was primarily in its North American frozen meals and snacks business due to continued category softness driving lower than anticipated sales. If current expectations of future growth rates are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then one or more trademarks might become impaired in the future.

The Company's indefinite-lived intangible assets are comprised of a large number of individual brands with an aggregate carrying value of $11.7 billion as of June 28, 2015. These brands were adjusted to their estimated fair value in connection with the 2013 Merger. Because the 2013 Merger occurred recently and the fact that the Company has a large number of individual brands across categories and geographies which are tested separately for impairment, and as evidenced by the Company's 2014 impairment charges, the Company continues to have risk of future impairment to the extent individual brand performance does not meet the Company's projections. As of the Company's most recent impairment test date, it had approximately 21 brands which had an estimated fair value exceeding carrying value by less than 10%. The aggregate carrying value of such brands at June 28, 2015 was approximately $2.4 billion.
Intangible assets not subject to amortization at June 28, 2015 totaled $11.7 billion and consisted of $11.3 billion of trademarks, $371 million of licenses, and $42 million of other intangibles. Intangible assets not subject to amortization at December 28, 2014 totaled $11.9 billion and consisted of $11.5 billion of trademarks, $371 million of licenses, and $45 million of other intangible assets. The decrease in intangible assets, not subject to amortization, since December 28, 2014, is due to foreign currency translation adjustments.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Other intangible assets at June 28, 2015 and December 28, 2014, subject to amortization, are as follows:

	June 28, 2015			December 28, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Customer-related assets	$1,284	$(129)	$1,155	$1,315	$(99)	$1,216
Licenses	119	(42)	77	118	(31)	87
Other	15	(3)	12	15	(2)	13
	$1,418	$(174)	$1,244	$1,448	$(132)	$1,316
Amortization expense for customer-related and other intangible assets was $22 million and $44 million for the three and six months ended June 28, 2015, respectively, and was $23 million and $46 million for the three and six months ended June 29, 2014, respectively. The remaining reduction in net customer-related and other intangible assets from December 28, 2014 to June 28, 2015 is related to foreign currency translation adjustments. Based upon the amortizable intangible assets recorded on the balance sheet as of June 28, 2015, average annual amortization expense for each of the next five years is estimated to be approximately $79 million.

(7)	Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with almost 70% of its sales outside the U.S.  Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the Netherlands, the United Kingdom and the United States. The Company has substantially concluded all national income tax matters for years through Fiscal 2012 for the Netherlands and the United Kingdom, through Fiscal 2011 for the U.S., through Fiscal 2010 for Australia and Italy, and through Fiscal 2009 for Canada.
The effective tax rate for the six months ended June 28, 2015 was 21.8% compared to 20.3% in the prior year. The increase in the effective tax rate is primarily the result of the current period including higher repatriation costs, lower amounts of tax exempt income, and higher nondeductible costs related to the foreign exchange devaluation loss for Venezuela; partially offset by a lower blended statutory tax rate and the release of approximately $7 million of valuation allowance as the result of ongoing profitability in two foreign jurisdictions.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $75 million and $71 million on June 28, 2015 and December 28, 2014, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $63 million and $58 million on June 28, 2015 and December 28, 2014, respectively. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $28 million in the next 12 months primarily due to the progression of federal, state and foreign audits in process.
The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amounts of interest accrued at June 28, 2015 and December 28, 2014 were $13 million and $13 million, respectively. The corresponding amounts of accrued penalties at June 28, 2015 and December 28, 2014 were $7 million and $8 million, respectively.

(8)	Employees’ Stock Incentive Plans

In October 2013, the Board adopted the H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) which authorizes the issuance of up to 17,555,947 shares of the Company's capital stock. The Company grants non-qualified stock options under the 2013 Omnibus Plan to select employees and Directors with a five-year cliff vesting provided the employee is continuously employed by the Company or one of its subsidiaries or affiliates. If a participant is involuntarily terminated without cause, 20% of their options will vest, on an accelerated basis, for each full year of service after the grant date.

In 2015 and 2014, options were also issued in conjunction with a Bonus Swap Program whereby participants could elect to use a portion of their calculated non-equity incentive compensation (after all required taxes and deductions) to purchase shares of Common Stock in the Company. Participants who elected to purchase such shares were granted matching stock options.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The compensation cost related to equity plans and the related tax benefit is primarily recognized in SG&A as follows:

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions)
Pre-tax compensation cost	$3	$2
Tax benefit	1	1
After-tax compensation cost	$2	$1

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
Pre-tax compensation cost	$5	$4
Tax benefit	2	1
After-tax compensation cost	$3	$3

Unrecognized compensation cost related to unvested option awards under the 2013 Omnibus Plan was $43 million as of June 28, 2015 and $38 million as of June 29, 2014.
A summary of the Company’s stock option activity and related information is as follows:

Number of Options
(In millions)
Options outstanding at December 28, 2014	8
Options granted	2
Options forfeited	—
Options exercised	—
Options outstanding at June 28, 2015	10

(9)	Pensions and Other Post-Retirement Benefits
The Company's employees participate in various employee benefit plans that were in place prior to the 2013 Merger.
The components of net periodic benefit (income)/expense are as follows:

	Second Quarter Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	Pension Benefits		Other Retiree Benefits
	(In millions)
Service cost	$7	$8	$1	$1
Interest cost	26	35	2	2
Expected return on plan assets	(45)	(55)	—	—
Amortization of prior service credit	—	—	(2)	(2)
Amortization of unrecognized loss	1	—	—	—
Net settlement losses	9	—	—	—
Net periodic benefit (income)/expense	$(2)	$(12)	$1	$1

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	Pension Benefits		Other Retiree Benefits
	(In millions)
Service cost	$13	$15	$2	$2
Interest cost	52	70	4	4
Expected return on plan assets	(93)	(111)	—	—
Amortization of prior service credit	—	—	(3)	(3)
Amortization of unrecognized loss	2	—	—	—
Net settlement losses	9	—	—	—
Net periodic benefit (income)/expense	$(17)	$(26)	$3	$3

During the second quarter of 2015, the Company realized a curtailment gain of $2 million on the United Kingdom defined benefit plans. As a result of the associated remeasurement, the Company deferred to accumulated other comprehensive income an increase in the projected benefit obligation of $15 million, net of tax.
During the second quarter of 2015, the Company realized a settlement loss of $11 million on a Canadian defined benefit plan. As a result of the associated remeasurement, the Company deferred to accumulated other comprehensive income an increase in the projected benefit obligation of $4 million, net of tax.

The amounts recognized for pension benefits as other non-current assets on the Company's condensed consolidated balance sheets were $617 million as of June 28, 2015 and $581 million as of December 28, 2014.

During the first six months of 2015, the Company contributed $33 million to these defined benefit plans. The Company expects to make cash contributions of approximately $60 million for the year ended January 3, 2016.  However, actual contributions may be affected by pension asset and liability valuations during the year.

(10)	Comprehensive Income/(Loss)
The following tables summarize the allocation of total comprehensive income between The Kraft Heinz Company and the noncontrolling interest for the three and six months ended June 28, 2015 and June 29, 2014, respectively:

	Second Quarter Ended
	June 28, 2015			June 29, 2014
	The Kraft Heinz Company	Noncontrolling Interest	Total	The Kraft Heinz Company	Noncontrolling Interest	Total
	(In millions)
Net (loss)/income	$(164)	$4	$(160)	$127	$8	$135
Other comprehensive income, net of tax:
Foreign currency translation adjustments	360	1	361	186	(5)	181
Net deferred losses on net investment hedges	(206)	—	(206)	(44)	—	(44)
Net pension and post-retirement benefit losses	(18)	—	(18)	(28)	—	(28)
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	8	—	8	(1)	—	(1)
Net deferred losses on cash flow hedges from periodic revaluations	(10)	—	(10)	(100)	—	(100)
Net deferred losses/(gains) on cash flow hedges reclassified to earnings	137	—	137	(1)	—	(1)
Total comprehensive income	107	5	112	139	3	142

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Six Months Ended
	June 28, 2015			June 29, 2014
	The Kraft Heinz Company	Noncontrolling Interest	Total	The Kraft Heinz Company	Noncontrolling Interest	Total
	(In millions)
Net income	$112	$7	$119	$322	$11	$333
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(420)	(13)	(433)	292	3	295
Net deferred gains/(losses) on net investment hedges	226	—	226	(160)	—	(160)
Net pension and post-retirement benefit losses	(19)	—	(19)	(28)	—	(28)
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	7	—	7	(2)	—	(2)
Net deferred losses on cash flow hedges from periodic revaluations	(77)	—	(77)	(159)	—	(159)
Net deferred losses/(gains) on cash flow hedges reclassified to earnings	138	—	138	(4)	—	(4)
Total comprehensive (loss)/income	(33)	(6)	(39)	261	14	275
The tax (expense)/benefit associated with each component of other comprehensive income/(loss) is as follows:

	Second Quarter Ended
	The Kraft Heinz Company	Noncontrolling Interest	Total
	(In millions)
June 29, 2014
Net deferred gains/(losses) on net investment hedges	$27	$—	$27
Net pension and post-retirement benefit gains/(losses)	$7	$—	$7
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	$(1)	$—	$(1)
Net deferred gains/(losses) on cash flow hedges from periodic revaluations	$48	$—	$48
Net deferred (gains)/losses on cash flow hedges reclassified to earnings	$(2)	$—	$(2)

June 28, 2015
Net deferred gains/(losses) on net investment hedges	$124	$—	$124
Net pension and post-retirement benefit gains/(losses)	$5	$—	$5
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	$2	$—	$2
Net deferred (losses)/gains on cash flow hedges from periodic revaluations	$(2)	$—	$(2)
Net deferred losses/(gains) on cash flow hedges reclassified to earnings	$86	$—	$86

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Six Months Ended
	The Kraft Heinz Company	Noncontrolling Interest	Total
	(In millions)
June 29, 2014
Net deferred gains/(losses) on net investment hedges	$99	$—	$99
Net pension and post-retirement benefit gains/(losses)	$7	$—	$7
Reclassification of net pension and post-retirement benefit (gains)/losses to net income	$(1)	$—	$(1)
Net deferred gains/(losses) on cash flow hedges from periodic revaluations	$79	$—	$79
Net deferred (gains)/losses on cash flow hedges reclassified to earnings	$(5)	$—	$(5)

June 28, 2015
Net deferred (losses)/gains on net investment hedges	$(195)	$—	$(195)
Net pension and post-retirement benefit gains/(losses)	$6	$—	$6
Reclassification of net pension and post-retirement benefit losses/(gains) to net income	$3	$—	$3
Net deferred gains/(losses) on cash flow hedges from periodic revaluations	$43	$—	$43
Net deferred losses/(gains) on cash flow hedges reclassified to earnings	$84	$—	$84
The following table provides a summary of the changes in the carrying amount of accumulated other comprehensive (loss)/income, net of tax, by component attributable to The Kraft Heinz Company:

	Foreign currency translation adjustments	Net pension and post retirement benefit	Net cash flow hedges	Total
	(In millions)
Balance as of December 28, 2014	(574)	61	(61)	(574)
Foreign currency translation adjustments	(420)	—	—	(420)
Net deferred gains/(losses) on net investment hedges	226	—	—	226
Net pension and post-retirement benefit (losses)/gains	—	(19)	—	(19)
Reclassification of net pension and post-retirement benefit losses(gains) to earnings	—	7	—	7
Net deferred (losses)/gains on cash flow hedges from periodic revaluations	—	—	(77)	(77)
Net deferred losses/(gains) on cash flow hedges reclassified to earnings	—	—	138	138
Net current-period other comprehensive (loss)/income	(194)	(12)	61	(145)
Balance as of June 28, 2015	$(768)	$49	$—	$(719)

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables present the affected earnings line for reclassifications out of accumulated other comprehensive income/(loss), net of tax, by component attributable to The Kraft Heinz Company for the three and six months ended June 28, 2015 and June 29, 2014, respectively:

Accumulated other comprehensive (loss)/income component	Reclassified from accumulated other comprehensive (loss)/income to earnings		Line affected by reclassification
	Three Months Ended June 28, 2015	Three Months Ended June 29, 2014
	(In millions)
(Losses)/gains on cash flow hedges:
Foreign exchange contracts	$(1)	$(1)	Sales
Foreign exchange contracts	11	4	Cost of products sold
Interest rate swap contracts	(233)	—	Interest expense
	(223)	3	(Losses)/gains in income before income taxes
	86	(2)	Benefit from/(provision for) income taxes
	$(137)	$1	(Losses)/gains in net (loss)/income
(Losses)/gains on pension and post retirement benefit:
Amortization of unrecognized (losses)/gains	$(1)	$—	(a)
Prior service (cost)/credit	2	2	(a)
Settlement loss	(11)	—	(a)
	(10)	2	(Losses)/gains in income before income taxes
	2	(1)	Benefit from/(provision for) income taxes
	$(8)	$1	(Losses)/gains in net (loss)/income

Accumulated other comprehensive (loss)/income component	Reclassified from accumulated other comprehensive (loss)/income to earnings		Line affected by reclassification
	Six Months Ended June 28, 2015	Six Months Ended June 29, 2014
	(In millions)
(Losses)/gains on cash flow hedges:
Foreign exchange contracts	$(2)	$(1)	Sales
Foreign exchange contracts	16	9	Cost of products sold
Foreign exchange contracts	1	1	Other expense, net
Interest rate swap contracts	(237)	—	Interest expense
	(222)	9	(Losses)/gains in income before income taxes
	84	(5)	Benefit from/(provision for) income taxes
	$(138)	$4	(Losses)/gains in net income
(Losses)/gains on pension and post retirement benefit:
Amortization of unrecognized (losses)/gains	$(2)	$—	(a)
Prior service credit/(cost)	3	3	(a)
Settlement loss	(11)	—	(a)
	(10)	3	(Losses)/gains in income before income taxes
	3	(1)	Benefit from/(provision for) income taxes
	$(7)	$2	(Losses)/gains in net income
______________________________________

(a)	As these components are included in the computation of net periodic pension and post retirement benefit costs refer to Note 9 for further details.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(11)	Changes in Equity
As a result of the 2015 Merger, each share of H.J. Heinz Holding Corporation's issued and outstanding common stock was reclassified and changed into 0.443332 of a share of Kraft Heinz common stock.
The following table provides a summary of the changes in the carrying amounts of total equity, The Kraft Heinz Company shareholders' equity and equity attributable to the noncontrolling interest:

	Common Stock	Warrants	Additional Capital	Retained Earnings	Accumulated OCI	Noncontrolling Interest	Total
	(In millions)
Balance as of December 28, 2014	$4	$367	$7,320	$—	$(574)	$219	$7,336
Comprehensive income/(loss) (a)	—	—	—	112	(145)	(4)	(37)
Dividends paid to shareholder	—	—	(254)	(106)	—	—	(360)
Capital contribution (b)	—	—	15	—	—	—	15
Stock option expense	—	—	6	—	—	—	6
Exercise of warrants (c)	—	(367)	367	—	—	—	—
Other (d)	—	—	—	(6)	—	—	(6)
Balance at June 28, 2015	$4	$—	$7,454	$—	$(719)	$215	$6,954
______________________________________

(a)
The allocation of the individual components of comprehensive income/(loss) attributable to The Kraft Heinz Company and the noncontrolling interest is disclosed in Note 10. Comprehensive loss attributable to the redeemable noncontrolling interest is $2 million for the six months ended June 28, 2015.

(b)	This balance represents the purchase of shares by employees primarily through the Bonus Swap Program. See Note 8.

(c)
In June 2015, Berkshire Hathaway exercised a warrant to purchase an additional 46 million of H.J. Heinz Holding Corporation common shares at an exercise price of $0.01 per common share, which were subsequently reclassified and changed into approximately 20 million shares of Kraft Heinz common stock (see Notes 1 and 13).

(d)	In June 2015, there was a $6 million adjustment to the maximum redemption value of the redeemable noncontrolling interest.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(12)	Debt
The Company's long-term debt consisted of the following:

	June 28, 2015	December 28, 2014
	(Unaudited)
	(In millions)
Term B-1 Loan	$2,123	$2,769
Term B-2 Loan	4,283	5,588
$3.10 billion 4.25% Second Lien Senior Secured Notes due 2020	3,100	3,100
$2.00 billion 4.875% Second Lien Senior Secured Notes due 2025	2,000	—
Other U.S. Dollar Debt due May 2013 — November 2034 (0.94%—7.96%)	10	10
Other Non-U.S. Dollar Debt due May 2013 — May 2023 (3.50%—11.00%)	46	53
2.00% U.S. Dollar Notes due September 2016	58	58
1.50% U.S. Dollar Notes due March 2017	18	18
3.125% U.S. Dollar Notes due September 2021	34	34
2.85% U.S. Dollar Notes due March 2022	6	6
$235 million 6.375% U.S. Dollar Debentures due July 2028	256	257
£125 million 6.25% British Pound Notes due February 2030	207	206
$437 million 6.75% U.S. Dollar Notes due March 2032	474	475
$931 million 7.125% U.S. Dollar Notes due August 2039	1,021	1,023
	13,636	13,597
Less portion due within one year	(10)	(11)
Total long-term debt	$13,626	$13,586
Weighted-average interest rate on long-term debt, including the impact of applicable interest rate swaps	4.21%	4.02%
Senior Credit Facilities

The Senior Credit Facilities are with a syndicate of banks and other financial institutions and provide financing of up to $9.5 billion and consist of (i)(a) term B-1 loans in an aggregate principal amount of $2.95 billion (the “B-1 Loans”) and (b) term B-2 loans in aggregate principal amount of $6.55 billion (the “B-2 Loans”) in each case under the senior secured term loan facilities (the “Term Loan Facilities”) and (ii) revolving loans of up to $2.0 billion (including revolving loans, swingline loans and letters of credit), a portion of which may be denominated in Euro, Sterling, Australian Dollars, Japanese Yen or New Zealand Dollars, under the new senior secured revolving loan facilities (the “Revolving Credit Facilities” and, together with the Term Loan Facilities, the "Senior Credit Facilities").

The borrower under the Senior Credit Facilities is H. J. Heinz Company, a wholly owned subsidiary of Kraft Heinz. The obligations of H. J. Heinz Company under the Senior Credit Facilities are guaranteed by H.J. Heinz Holding Corporation ("Holdings") and each direct and indirect, existing and future, domestic material wholly-owned restricted subsidiary of Kraft Heinz. The Senior Credit Facilities and any swap agreements and cash management arrangements provided by any party to the Senior Credit Facilities or any of its affiliates are expected to be secured on a first priority basis by a perfected security interest in substantially all of the Company's and each guarantor's tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property, owned real property above a value to be agreed and all of the capital stock of the borrower and all capital stock directly held by the borrower or any subsidiary guarantor of each of its wholly-owned material restricted subsidiaries (limited to 65% of the capital stock of foreign subsidiaries).

The Senior Credit Facilities contain a number of customary affirmative and negative covenants that, among other things, limits or restricts the ability of the Company and its restricted subsidiaries to incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions (other than the 2013 Merger); sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

In addition, under the Senior Credit Facilities, the Company is required to comply with a specified first lien senior secured leverage ratio to the extent any loans are outstanding under the New Revolving Credit Facility or Letters of Credit issued and outstanding thereunder exceed $50 million as of the end of any fiscal quarter. The Senior Credit Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. As of June 28, 2015, the Company is in compliance with these credit facility covenants.

4.25% Second Lien Senior Secured Notes

On April 1, 2013, in connection with the 2013 Merger, Merger Subsidiary completed the private placement of $3.1 billion aggregate principal amount of 4.25% Second Lien Senior Secured Notes due 2020 (the “2020 Notes”) to initial purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act 1933, as amended ("Securities Act") and to persons outside the United States under Regulation S of the Securities Act. The 2020 Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 1, 2013, by and among Hawk Acquisition Sub, Inc., Holdings and Wells Fargo Bank, National Association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”).

The 2020 Notes are jointly and severally, unconditionally guaranteed on a senior secured basis, by Holdings and each direct and indirect, existing and future, domestic material wholly-owned restricted subsidiary that guarantee our obligations under the Senior Credit Facilities.

The Indenture (as supplemented by the Supplemental Indenture) limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness or guarantee indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. We were in compliance with these covenants as of June 28, 2015.

4.875% Second Lien Senior Secured Notes

On January 30, 2015, H. J. Heinz Company completed the private placement of $2.0 billion aggregate principal amount of 4.875% Second Lien Senior Secured Notes due 2025 (the “2025 Notes”) to initial purchasers for resale by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States under Regulation S of the Securities Act. The 2025 Notes were issued pursuant to an indenture (the “Indenture”), dated as of January 30, 2015, by and among H. J. Heinz Company and MUFG Union Bank, N.A., as trustee (in such capacity, the “Trustee”) and Wells Fargo Bank, National Association, as collateral agent (in such capacity, the “Collateral Agent”). The 2025 Notes are jointly and severally, unconditionally guaranteed on a senior secured basis, by Holdings and each direct and indirect, existing and future, domestic material wholly-owned restricted subsidiary that guarantee our obligations under the Senior Credit Facilities.  The 2025 Notes are issued under Rule 144A for life and will not be registered.

The Indenture (as supplemented by the Supplemental Indenture) limits the ability of the Company and its restricted subsidiaries to incur additional indebtedness or guarantee indebtedness; create liens or use assets as security in other transactions; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. We were in compliance with these covenants as of June 28, 2015.

The net proceeds from this offering were used to repay $650 million of the B-1 Loans and $1,310 million of the B-2 Loans outstanding.
Debt issuance costs
As of June 28, 2015, unamortized debt issuance costs were $56 million. Amortization of these debt issuance costs recorded was $9 million for the three months ended June 28, 2015 and $12 million for the three months ended June 29, 2014. These costs are amortized using the effective interest method over the respective term of debt to which they specifically relate. During the first quarter of 2015, the Company wrote off $32 million of deferred debt issuance costs, of which $26 million was related to deferred financing fees and $7 million was related to original issuance discounts, as a result of a partial repayment of the B-1 Loans and the B-2 Loans. In connection with the issuance of the Second Lien Senior Secured Notes during the first quarter of 2015, the Company paid debt issuance costs of $18 million.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Subsequent Events

On July 2, 2015 the Company issued $12.9 billion of investment grade debt. The net proceeds of these issuances were used to repay the $2.1 billion B-1 Loans, the $4.3 billion B-2 loans, the $3.1 billion 4.25% Second Lien Senior Secured Notes, repay in full all of the borrowings under Kraft's revolving credit facility and to pay fees and expenses related to the foregoing and for other general corporate purposes. In connection with the equity issuance as part of the 2015 Merger, the Company also redeemed $0.8 billion of the 4.875% Second Lien Senior Secured Notes by exercising the equity claw feature available in the Notes indenture.

(13)	Redeemable Preferred Stock and Warrants

In connection with the 2013 Merger on June 7, 2013, the Company authorized and issued 80,000 shares of 9% Series A Cumulative Redeemable Preferred Stock ("Preferred Stock") and a warrant to purchase approximately 46 million of H.J. Heinz Holding Corporation common shares, at an exercise price of $0.01 per common share ("Warrant"), for an aggregate purchase price of $8.0 billion. The proceeds were allocated to the Preferred Stock ($7,633 million) and the Warrant ($367 million) on a relative fair value basis. In June 2015, Berkshire Hathaway exercised the Warrant to purchase the additional 46 million of common shares, which were subsequently reclassified and changed into approximately 20 million shares of Kraft Heinz common stock (see Notes 1 and 11).

The 9% annual dividend will accrue whether or not declared by our Board of Directors and will be payable, quarterly in arrears, only when declared and approved by our Board of Directors.

In the event of a liquidation, dissolution, or wind up of the Company, whether voluntary or involuntary, each Preferred Stock holder is entitled to receive $100,000 per share plus any accrued and unpaid dividends. This payment is to be made before any distribution of assets or proceeds to holders of common stock, or other stock of the Company ranked junior to the Preferred Stock. The Company may not redeem the Preferred Stock for the first three years following the original issue date of June 7, 2013. On or after the third anniversary of the original issue date, the Company may, at its option, redeem shares of Preferred Stock, at a redemption price paid in cash for each share equal to the sum of (i) the Base Amount per share (as defined below), plus (ii) the accrued and unpaid dividends on each share. The “Base Amount” means one of the following amounts, as applicable:

•	$104,000 per share for any payment made between the third and fourth anniversary of the original issue date;

•	$105,000 per share for any payment made between the fourth and fifth anniversary of the original issue date;

•	$106,000 per share for any payment made between the fifth and sixth anniversary of the original issue date;

•	$107,000 per share for any payment made between the sixth and seventh anniversary of the original issue date; and

•	$108,000 per share for any payment made after the seventh anniversary of the original issue date.

In addition, after the eighth anniversary of the original issue date (June 7, 2021) the holders of the Preferred Stock can require that the Company undertake a redemption offering, as defined, and use the proceeds net of expenses of such redemption offering to redeem outstanding Preferred Stock at the redemption price of $108,000 per share. If such redemption is for less than all of the outstanding Preferred Stock, the holders of the Preferred Stock can require the Company to undertake additional redemption offerings until no shares of Preferred Stock remain outstanding.  As a result, the Preferred Stock is considered contingently redeemable and is required to be shown in the Company’s consolidated balance sheet separate from stockholders’ equity. During the period February 8, 2013 to December 29, 2013, the carrying value of the Preferred Stock was adjusted from its initial carrying value to the applicable initial redemption price of $104,000, which resulted in a $687 million increase in Preferred Stock and a corresponding increase in the net loss attributable to common shareholders and the related net loss per common share.  In the event the Preferred Stock is not redeemed after the third anniversary date, we will be required to record further accretion adjustments from the fourth to the eighth anniversary dates to the applicable redemption prices up to the maximum redemption price of $108,000.

(14)	Financing Arrangements

On May 28, 2014, the Company entered into an amendment of the $175 million U.S. accounts receivable securitization program that extended the term until May 27, 2015. As a result of the amendment, the limit was reduced to $150 million and the Company now accounts for transfers of receivables pursuant to this program as a sale and removes them from the consolidated balance sheet. On April 21, 2015 the Company entered into an amendment to this agreement to extend the term until October 21,

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

2015. For the sale of receivables under the program, the Company receives cash consideration of up to $150 million and a receivable for the remainder of the purchase price (the "Deferred Purchase Price"). Prior to this amendment and subsequent to a May 31, 2013 amendment, the Company accounted for transfers of receivables pursuant to this program as secured borrowings, and the receivables sold pursuant to this program were included on the balance sheet as trade receivables, along with the Deferred Purchase price.

On August 29, 2014, the Company entered into a new $70 million Australian dollar and $50 million New Zealand dollar accounts receivable factoring program with a bank, replacing an existing arrangement with a different bank. These limits are net of the Deferred Purchase Price. This is a one year agreement that automatically continues after one year until either the Company or the bank decides to terminate it. The Company accounts for transfers of receivables pursuant to this program as a sale, and removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to $70 million Australian dollars and $50 million New Zealand dollars and a receivable for the Deferred Purchase Price.

On December 18, 2014, the Company entered into a new £90 million and €35 million European accounts receivable factoring program. The Company accounts for transfers of receivables pursuant to this program as a sale, and it removes them from the consolidated balance sheet. For the sale of receivables under the program, the Company receives cash consideration of up to ninety-five percent of the £90 million and €35 million facilities and records a receivable from the bank (Deferred Purchase Price) for the remainder.

The cash consideration and carrying amount of receivables removed from the consolidated balance sheets in connection with the above programs were $259 million and $284 million as of June 28, 2015 and December 28, 2014, respectively. The fair value of the Deferred Purchase Price was $129 million and $161 million as of June 28, 2015 and December 28, 2014, respectively. The Deferred Purchase Price is included as a trade receivable on the consolidated balance sheets and has a carrying value which approximates fair value as of June 28, 2015 and December 28, 2014 due to the nature of the short-term underlying financial assets. The proceeds from these sales are recognized on the statements of cash flows as a component of operating activities. The Company acts as servicer for these arrangements. The Company has not recorded any servicing assets or liabilities as of June 28, 2015 and December 28, 2014 for these arrangements because they were not material to the financial statements.

(15)	Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of three levels to prioritize the inputs used in valuations, as defined below:
Level 1:  Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:  Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:  Unobservable inputs for the asset or liability.
As of June 28, 2015 and December 28, 2014, the fair values of the Company’s assets and liabilities measured on a recurring basis are categorized as follows:

	June 28, 2015				December 28, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Derivatives(a)	$—	$606	$—	$606	$—	$574	$—	$574
Total assets at fair value	$—	$606	$—	$606	$—	$574	$—	$574
Liabilities:
Derivatives(a)	$—	$130	$—	$130	$—	$141	$—	$141
Total liabilities at fair value	$—	$130	$—	$130	$—	$141	$—	$141
_______________________________________

(a)
Foreign currency derivative contracts are valued based on observable market spot and forward rates and classified within Level 2 of the fair value hierarchy. Interest rate swaps are valued based on observable market swap rates and classified within Level 2 of the fair value hierarchy. Cross-currency swaps are valued based on observable market spot and swap rates and classified within Level 2 of the fair value hierarchy.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The aggregate fair value of the Company's long-term debt, including the current portion, was $14.13 billion as compared with the carrying value of $13.64 billion at June 28, 2015, and $13.59 billion as compared with the carrying value of $13.60 billion at December 28, 2014. The Company's debt obligations are valued based on market quotes and are classified within Level 2 of the fair value hierarchy.

There have been no transfers between Levels 1, 2 and 3 in the second quarters and six months of 2015 or 2014.

(16)	Derivative Financial Instruments and Hedging Activities
The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At June 28, 2015, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $2.1 billion, $1.0 billion and $5.7 billion respectively. At December 28, 2014, the Company had outstanding currency exchange, interest rate, and cross-currency swap derivative contracts with notional amounts of $4.6 billion, $7.9 billion and $9.9 billion, respectively.
The following table presents the fair values and corresponding balance sheet captions of the Company’s derivative instruments as of June 28, 2015 and December 28, 2014:

	June 28, 2015			December 28, 2014
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts
	(In millions)
Assets:
Derivatives designated as hedging instruments:
Other receivables, net	$26	$—	$—	$43	$—	$—
Other non-current assets	—	—	551	3	2	357
	26	—	551	46	2	357
Derivatives not designated as hedging instruments:
Other receivables, net	21	—	—	158	—	—
Other non-current assets	8	—	—	11	—	—
	29	—	—	169	—	—
Total assets(a)	$55	$—	$551	$215	$2	$357
Liabilities:
Derivatives designated as hedging instruments:
Other payables	$26	$—	$—	$14	$—	$—
Other non-current liabilities	—	—	91	1	16	2
	26	—	91	15	16	2
Derivatives not designated as hedging instruments:
Other payables	1	—	—	108	—	—
Other non-current liabilities	—	12	—	—	—	—
	1	12	—	108	—	—
Total liabilities(a)	$27	$12	$91	$123	$16	$2
_______________________________________

(a)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of asset and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the consolidated balance sheets. If the derivative financial instruments had been netted in the consolidated balance sheets, the asset and liability positions each would have been reduced by $130 million and $142 million at June 28, 2015 and December 28, 2014, respectively. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of June 28, 2015.

Refer to Note 15 for further information on how fair value is determined for the Company’s derivatives.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of income for the three and six months June 28, 2015 and June 29, 2014, respectively:

	Second Quarter Ended
	June 28, 2015			June 29, 2014
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts
	(In millions)
Cash flow hedges:
(Losses)/gains recognized in other comprehensive income (effective portion)	$(17)	$9	$—	$(26)	$(122)	$—

Net investment hedges:
(Losses)/gains recognized in other comprehensive income (effective portion)	$—	$—	$(330)	$—	$—	$(71)
Total (losses)/gains recognized in other comprehensive income (effective portion)	$(17)	$9	$(330)	$(26)	$(122)	$(71)

Cash flow hedges:
Sales	$(1)	$—	$—	$(1)	$—	$—
Cost of products sold	11	—	—	4	—	—
Selling, general and administrative expenses	—	—	—	—	—	—
Other expense, net	—	—	—	—	—	—
Interest expense	—	(233)	—	—	—	—
	10	(233)	—	3	—	—

Derivatives not designated as hedging instruments:
Unrealized gains/(losses) on derivative instruments recognized in other expense, net	11	—	—	20	—	—
Realized (losses)/gains on derivative instruments recognized in other expense, net	(27)	—	—	(3)	—	—
	(16)	—	—	17	—	—
Total amount recognized in statements of income	$(6)	$(233)	$—	$20	$—	$—

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Six Months Ended
	June 28, 2015			June 29, 2014
	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Cross-Currency Swap Contracts
	(In millions)
Cash flow hedges:
(Losses)/gains recognized in other comprehensive income (effective portion)	$(9)	$(111)	$—	$(30)	$(208)	$—

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	—	421	—	—	(259)
Total (losses)/gains recognized in other comprehensive income (effective portion)	$(9)	$(111)	$421	$(30)	$(208)	$(259)

Cash flow hedges:
Sales	$(2)	$—	$—	$(1)	$—	$—
Cost of products sold	16	—	—	9	—	—
Selling, general and administrative expenses	—	—	—	—	—	—
Other expense, net	1	—	—	1	—	—
Interest expense	—	(237)	—	—	—	—
	15	(237)	—	9	—	—

Derivatives not designated as hedging instruments:
Unrealized gains/(losses) on derivative instruments recognized in other expense, net	62	—	—	11	—	—
Realized (losses)/gains on derivative instruments recognized in other expense, net	(29)	11	—	(11)	—	—
	33	11	—	—	—	—
Total amount recognized in statements of income	$48	$(226)	$—	$9	$—	$—

Foreign Currency Hedging
The Company uses forward contracts and to a lesser extent, option contracts to mitigate its foreign currency exchange rate exposure due to forecasted purchases of raw materials and sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. The Company’s principal foreign currency exposures that are hedged include the Australian dollar, British pound sterling, Canadian dollar, Euro, and the New Zealand dollar. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. Forward points are excluded from the assessment and measurement of hedge ineffectiveness, which are reported in current period earnings as interest expense.
Interest Rate Hedging
The Company uses interest rate swaps to manage debt and interest rate exposures. The Company is exposed to interest rate volatility with regard to existing and future issuances of fixed and floating rate debt. Primary exposures include U.S. Treasury rates and London Interbank Offered Rates (LIBOR).
On June 28, 2015, all of the Company's interest rate swaps, with a total notional amount of $6.4 billion, were de-designated from hedging relationships. In connection with debt issuance and payment of the B-1 and B-2 loans (see Subsequent Events section of Note 12, "Debt"), the Company determined that the forecasted future cash flows were probable of not occurring, and as a result, $227 million of deferred losses reported in accumulated other comprehensive income were reclassified to earnings as interest expense. As of June 28, 2015, $5.4 billion of the interest rate swaps were unwound and the remaining $990 million was unwound on June 29, 2015. During the next 12 months, the Company expects $3 million of deferred losses reported in accumulated other comprehensive income to be amortized into earnings as interest expense, as the forecasted interest payments affect earnings.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Deferred Hedging Gains and Losses
As of June 28, 2015, the Company is hedging forecasted inventory purchases and sales of finished goods for periods not exceeding 2 years. During the next 12 months, the Company expects $10 million of deferred gains, net of tax, reported in accumulated other comprehensive loss to be reclassified to earnings, assuming market rates remain constant through contract maturities. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other income/(expense), net, was not significant for the first quarters of Fiscal 2015 and Fiscal 2014, respectively.
Hedges of Net Investments in Foreign Operations
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. Beginning in October 2013, we have used cross currency swaps to hedge a portion of our net investment in such foreign operations against adverse movements in exchange rates. At June 28, 2015, we designated cross currency swap contracts between pound sterling and USD, the Euro and USD, the Japanese Yen and USD, and the Canadian Dollar and USD, as net investment hedges of a portion of our equity in foreign operations in those currencies. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross currency swap contracts. The fair value of the swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts will remain in other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
At June 28, 2015, in relation to the cross currency swaps:

•
We pay 6.462% per annum on the pound sterling notional amount of £1.2 billion and receive 6.15% per annum on the USD notional amount of $2.0 billion on each January 8, April 8, July 8 and October 8, through the maturity date of the swap, which was also expected to be on October 8, 2019.

•
We pay 5.696% per annum on the Euro notional amount of €1.5 billion and receive 6.15% per annum on the USD notional amount of $2.0 billion on each January 9, April 9, July 9 and October 9, through the maturity date of the swap, which was also expected to be on October 9, 2019.

•
We pay 4.104% per annum on the Japanese yen notional amount of ¥4.9 billion and receive 6.15% per annum on the USD notional amount of $50 million on each January 11, April 11, July 11 and October 11, through the maturity date of the swap, which was also expected to be on October 11, 2019.

•
We pay 6.68% per annum on the Canadian dollar notional amount of C$1.822 billion and receive 6.15% per annum on the USD notional amount of $1.6 billion on each March 4, June 4, September 4 and December 4, through the maturity date of the swap, which was also expected to be on December 4, 2019.

As of June 28, 2015, the Company fully unwound USD notional amount of $750 million of the Australian dollar swap.
Other Activities
The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency or interest rate exposures. These derivative contracts primarily include foreign currency forwards used to help mitigate the translation impact resulting from accounting remeasurement of certain foreign-currency denominated intercompany loans and other foreign-currency denominated activities between our subsidiaries. The Company maintained foreign currency forward contracts with total notional amounts of $1.4 billion and $3.8 billion that did not meet the criteria for hedge accounting as of June 28, 2015 and December 28, 2014, respectively. These forward contracts are accounted for on a full mark-to-market basis through current earnings, with gains and losses recorded as a component of other income/(expense), net. These contracts are scheduled to mature within 2.5 years.
Concentration of Credit Risk
Counterparties to currency exchange and interest rate derivatives consist of major international financial institutions. The Company continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. The Company closely monitors the credit risk associated with its counterparties and customers and to date has not experienced material losses.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(17)	Venezuela - Foreign Currency and Inflation
The Company has a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the ketchup, condiments and sauces and infant feeding categories. The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars), based on the legally available exchange rate at which we expect to settle the underlying transaction. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates.
There are currently three exchange rates legally available to us for converting bolivars to U.S. dollars, including:

•
the official exchange rate of BsF6.30 per U.S. dollar, which is available through the government-operated National Center of Foreign Commerce (“CENCOEX”) and is applicable to import activities related to certain necessities, including food products;

•
the Complimentary System of Foreign Currency Acquirement (“SICAD I”) rate of approximately BsF12 per U.S. dollar, which operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions; and

•
the Marginal Currency System (“SIMADI”) rate, which has averaged approximately BsF195 per U.S. dollar since commencement of trading, was BsF197.7 per U.S. dollar at June 28, 2015, and is an open-market exchange format that allows for legal trading of foreign currency based upon supply and demand.

Prior to February 2015, a fourth foreign exchange market mechanism (SICAD II) was available to us. SICAD II became effective on March 24, 2014 and was the market through which U.S. dollars were to be obtained for the remittance of dividends. This market had significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms, with published weighted average daily exchange rates of approximately BsF50 per U.S. dollar. During 2014, the Company had limited access to the SICAD II market mechanism and converted 150 million bolivars into $3 million USD, recognizing a $23 million transactional currency loss which was recorded in other expense, net, in the condensed consolidated statements of operations for the second quarter and six months ended June 29, 2014. In February 2015, the SICAD I and SICAD II foreign currency exchange systems were merged. The published exchange rate for the combined SICAD mechanism continues to be approximately BsF12 per U.S. dollar.
The Company has had limited access to, and settlements at, the current official exchange rate of BsF6.30 per U.S. dollar during the second quarter and six months ended June 28, 2015. We currently have $23 million of outstanding requests as at June 28, 2015 for payment of invoices for the purchase of ingredients and packaging materials for the years from 2012 through 2015. The Company was not invited and did not participate in the SICAD mechanism during the second quarter and six months ended June 28, 2015, and has no intent to participate in this mechanism for the foreseeable future. Additionally, the Company did not have any settlements at SIMADI rates during the second quarter and six months ending June 28, 2015. As a result, up until June 2015, we had determined that the official CENCOEX rate of BsF6.30 per U.S. dollar was the most appropriate rate to use for remeasurement.
In June 2015, due to the continued lack of liquidity and increasing economic uncertainty, the Company reevaluated the rate that should be used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. As of June 28, 2015, we determined that the SIMADI rate of BsF197.7 per U.S. dollar was the most appropriate legally available rate and remeasured our net monetary assets of our Venezuelan subsidiary, resulting in a charge of $234 million recorded in other expense, net, in the condensed consolidated statements of operations for the second quarter and six months ended June 28, 2015. Additionally, we have assessed the non-monetary assets of our Venezuelan subsidiary for impairment, which resulted in a $49 million charge to write down inventory to the lower of cost or market, which was recorded in cost of goods sold in the condensed consolidated statements of operations for the second quarter and six months ended June 28, 2015.

Subsequent to the devaluation, our Venezuelan subsidiary included $8 million of bolivar denominated net monetary assets and liabilities on its balance sheet at June 28, 2015, including bolivar denominated cash and cash equivalents of approximately $10 million. It recognized $188 million and $352 million of sales for the second quarter and six months ended June 28, 2015, representing approximately 7% of total Company sales, and operating income of $4 million (net of the $49 million inventory write down) and $51 million for the second quarter and six months then ended, representing approximately 1% and 5%, respectively, of total Company operating income. If we had used the SIMADI exchange rate for the six months ended June 28, 2015, the sales and operating income would be less than 1% of the total Company.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

(18)	Net Loss Per Common Share

The following are reconciliations of the number of common shares outstanding used to calculate basic earnings per share to those shares used to calculate diluted earnings per share:

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net loss attributable to common shareholders	$(344)	$(53)

Average common shares outstanding-basic	380	377
Effect of dilutive securities:
Stock options, restricted stock and the global stock purchase plan	—	—
Average common shares outstanding-diluted	380	377

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net loss attributable to common shareholders	$(248)	$(38)

Average common shares outstanding-basic	379	377
Effect of dilutive securities:
Stock options, restricted stock and the global stock purchase plan	—	—
Average common shares outstanding-diluted	379	377

Basic earnings per share is computed as net (loss)/income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the average shares of common stock and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents arising from dilutive stock options, restricted stock units, and the global stock purchase plan are computed using the treasury stock method.

The Company had a net loss in both periods after adjusting the income from continuing operations for the dividends paid to the preferred shareholder. The dilutive effects of stock options, RSUs, and warrants were excluded as their inclusion would have an anti-dilutive effect on earnings per share in both periods.

THE KRAFT HEINZ COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

On March 24, 2015, H.J. Heinz Holding Corporation entered into an Agreement and Plan of Merger, dated as of March 24, 2015, among Kraft Foods Group, Inc. (“Kraft”), Kite Merger Sub Corp., H.J. Heinz Holding Corporation and Kite Merger Sub LLC (the “Merger Agreement”).  Pursuant to the Merger Agreement, Kite Merger Sub Corp., a wholly owned subsidiary of H.J. Heinz Holding Corporation, merged with and into Kraft, with Kraft surviving as a wholly owned subsidiary of H.J. Heinz Holding Corporation.  We refer to this merger transaction as the 2015 Merger.  The 2015 Merger was consummated on July 2, 2015, which we refer to as the Merger Date, at which time H.J. Heinz Holding Corporation changed its name to “The Kraft Heinz Company” (the “Company” or “Kraft Heinz”). Before the consummation of the 2015 Merger, H.J. Heinz Holding Corporation was controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Special Situations Fund III, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”). The Sponsors initially owned 850 million shares of common stock in H.J. Heinz Holding Corporation, with Berkshire Hathaway having warrants to purchase approximately 46 million additional shares of common stock, which it exercised in June 2015. Prior to, but in connection with, the 2015 Merger, the Sponsors purchased an additional 500 million newly issued shares of the Company's common stock for an aggregate purchase price of approximately $10.0 billion. Immediately prior to the consummation of the 2015 Merger, each share of H.J. Heinz Holding Corporation issued and outstanding common stock was reclassified and changed into 0.443332 of a share of Kraft Heinz common stock. In the 2015 Merger, all outstanding shares of Kraft common stock (other than deferred shares and restricted shares) were converted into the right to receive, on a one-for-one basis, shares of Kraft Heinz common stock, on a tax-free basis. Upon the completion of the 2015 Merger, the Kraft shareholders of record received a special cash dividend of $16.50 per share. In addition, Berkshire Hathaway has an $8.0 billion preferred stock investment in Kraft Heinz, which entitles it to a 9.0% annual dividend.
Our subsidiary, the H. J. Heinz Company has been a pioneer in the food industry for over 140 years and possesses one of the world's best and most recognizable brands - Heinz ®. It has a global portfolio of leading brands focused in three core categories, Ketchup and Sauces, Meals and Snacks, and Infant/Nutrition.
The legacy Kraft businesses manufacture and market food and beverage products, including cheese, meats, refreshment beverages, coffee, packaged dinners, refrigerated meals, snack nuts, dressings, and other grocery products, primarily in the United States and Canada. Kraft’s product categories span breakfast, lunch, and dinner meal occasions. Total sales for Kraft during its fiscal year ended December 27, 2014 were $18.2 billion.
During the three months ended June 28, 2015, the Company's total sales were $2.62 billion, compared to $2.73 billion for the three months ended June 29, 2014. Unfavorable foreign exchange translation rates decreased sales by 9.4%. Volume increased sales 1.7% primarily due to the acceleration of sales in the first quarter of the prior year ahead of the U.S. phase of Project Keystone(1) go-live and raw material and packaging supply constraints in Venezuela in the prior year. This was partially offset by volume declines in Indonesia due to the timing of the Ramadan festive season and Russia due to reduced trade promotions. Net pricing increased sales by 4.2%, driven by increased pricing across all segments. Sales decreased 0.6% due to a divestiture of a frozen food business in the U.K.
Increases in gross profit and operating income are primarily related to lower cost of products sold associated with decreased charges for restructuring and productivity initiatives (which are recorded in the non-operating segment), the positive impact of restructuring and productivity initiatives taken in the prior year, and increased sales in the U.S. and Latin America. These increases in gross profit were offset by lower sales volumes in Indonesia, non-cash impairment charges taken on certain trademarks, a lower-of-cost-or-market inventory charge associated with the currency devaluation in Venezuela and unfavorable exchange translation rates in all segments.
The decrease in net income is primarily related to increased interest expense driven by the early termination of certain interest rate contracts which were released from accumulated other comprehensive income to interest expense and a foreign exchange devaluation loss which relates to the Company's Venezuela operations. See Venezuela-Foreign Currency and Inflation discussion below.
Diluted net loss per share was $0.91 for the second quarter. This compares to a diluted net loss of $0.14 in the prior year. The increase in diluted loss per share is primarily driven by increases in net interest expense and other expense as well as unfavorable foreign exchange translation rates.
Adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA"), a non-GAAP measure (see Non-GAAP measures below), increased $46 million or 6.7%, to $739 million, primarily reflecting increased gross profit in North America as a result of increased sales volumes, increased sales in Latin America, and an overall reduction in selling, general and administrative ("SG&A") offset by unfavorable foreign exchange translation rates in all segments.

See Results of Operations sections for further analysis of our operating results for the quarter.
(1) Project Keystone is a multi-year global program designed to drive productivity and make the Company much more competitive by adding capabilities, harmonizing global processes and standardizing our systems through SAP
Restructuring and Productivity Initiatives

Phase 1: During the Transition Period and first nine months of 2014, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. The number of employees impacted by these initiatives was approximately 4,050, all of whom had left the Company as of June 28, 2015, and comprised of corporate and field positions across the Company's global business segments. With respect to these restructuring and productivity initiatives, the Company incurred total charges of $289 million related to severance benefits and other severance-related expenses from inception through its conclusion in December 2014. The ongoing annual cost savings related to Phase I is estimated to be approximately $250 million, but is subject to a number of assumptions and may differ from actual results.
Footprint: In addition, the Company announced the planned closure and consolidation of 5 factories across the U.S., Canada and Europe during 2014.  The number of employees impacted by these 5 plant closures and consolidation was approximately 1,600, all of whom had left the Company as of June 28, 2015. With respect to these factory closures, the Company incurred charges of $91 million related to severance benefits and other severance-related expenses through its conclusion in March 2015.  The ongoing annual cost savings related to the Footprint is estimated to be approximately $80 million, but is subject to a number of assumptions and may differ from actual results.
License Expiration: Furthermore, in the fourth quarter of 2014, the Company announced the planned closure of one additional factory in Europe in the first half of 2015 due to the expiration of a license to manufacture a non-core product. The number of employees impacted by this plant closure was approximately 200, all of whom had left the Company as of June 28, 2015. With respect to this factory closure, the Company incurred charges of approximately $11 million related to severance benefits and other severance-related expenses through its conclusion in June 2015. In addition, the Company recognized $37 million in non-cash asset write-downs for impairment of long-lived assets to be disposed. In the six months ended June 28, 2015, the Company incurred $9 million in contract termination fees related to this factory closure.
Phase II: In the fourth quarter of 2014 and the first quarter of 2015, the Company invested in restructuring and productivity initiatives as part of its ongoing cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into the Company's business as well as to accelerate overall productivity on a global scale. The number of employees impacted by these initiatives was approximately 1,050, all of whom had left the Company as of June 28, 2015, and comprised of corporate and field positions across the Company's global business segments. With respect to these restructuring and productivity initiatives, the Company recognized $30 million in non-cash asset write-downs in 2014 for impairment of long-lived assets to be disposed. The Company incurred total charges of approximately $68 million related to severance benefits and other severance-related expenses from project inception through its conclusion in March 2015.
In the second quarter of 2015, the Company announced the planned closure and consolidation of 2 factories across the U.S. during 2015 and the elimination of operations positions across Asia/Pacific during 2015. The number of employees impacted by these initiatives was approximately 700, of which 400 had left the company as of June 28, 2015. With respect to these restructuring and productivity initiatives, the Company recognized $21 million in non-cash asset write-downs for impairment of assets to be disposed. The Company incurred charges of approximately $8 million related to severance benefits and other severance-related expenses from project inception through June 28, 2015.
Integration Program: Following the 2015 Merger, the Company approved the Integration Program designed to integrate and optimize the organization following the 2015 Merger.  As a result, the Company expects to incur material charges due to exit and disposal activities.  As part of the Integration Program, the Company expects to, among other things, reduce its existing workforce and incur certain one-time severance and postretirement benefit costs.
The Company continues to evaluate actions and the costs of the Integration Program and therefore is currently unable to make a determination of an estimate of the total amount or range of amounts for each major type of cost expected to be incurred in connection with the Integration Program, or a range of amounts of the charges that will result in future cash expenditures.  The Company is also currently unable to determine the duration of the plan, but expects that the plan will be implemented over a multi-year period.
The Company recorded pre-tax costs related to these productivity initiatives of $35 million and $52 million in the three and six months ended June 28, 2015 and $117 million and $257 million in the three and six months ended June 29, 2014, which were recorded in the Non-Operating segment. See Note 5, “Restructuring and Productivity Initiatives” for additional information on these productivity initiatives.

THREE MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014

Results of Operations

Sales were $2.62 billion for the quarter ended June 28, 2015, compared with $2.73 billion for the quarter ended June 29, 2014 a decrease of $113 million, or 4.1%. Volume increased 1.7% primarily due to the acceleration of sales in the first quarter of the prior year ahead of the U.S. phase of Project Keystone go-live and raw material and packaging supply constraints in Venezuela in the prior year. This was partially offset by volume declines in Indonesia due to the timing of the Ramadan festive season, Russia due to reduced trade promotions, product rationalization in Europe, and category declines in Italy. Net pricing increased sales by 4.2%, driven by increased pricing across all segments. Unfavorable foreign exchange translation rates decreased sales by 9.4%. Sales decreased 0.6% due to the divestiture of a frozen food business in the U.K.

Gross profit increased $68 million or 7.7% to $951 million, and gross profit margin increased to 36.4% from 32.4%. These increases are primarily related to lower cost of products sold associated with decreased charges for restructuring and productivity initiatives (which are recorded in the non-operating segment), the positive impact of restructuring charges and productivity initiatives taken in the prior year, and increased sales in the U.S. and Venezuela. These increases in gross profit were partially offset by lower sales volumes in Indonesia, non-cash impairment charges taken on certain trademarks, a lower-of-cost-or-market inventory charge in Venezuela associated with the currency devaluation and unfavorable exchange translation rates in all segments.

Selling, general and administrative expenses ("SG&A") decreased $38 million, or 7.4% to $473 million, and is decreased as a percentage of sales to 18.1% from 18.7% period over period. The decrease in SG&A is attributable to the favorable impact of lower exchange translation rates in the current year and lower general and administrative expense primarily resulting from prior year restructuring and productivity related initiatives. These decreases are offset by increased marketing in North America and higher SG&A in Venezuela which are primarily related to the inflationary environment.

Merger related costs of $34 million for the quarter ended June 28, 2015 represent legal and professional fees associated with the 2015 Merger. There were no merger related costs for the quarter ended June 29, 2014.

Net interest expense increased $222 million, to $384 million. This increase relates primarily to the release of $227 million from other accumulated comprehensive income to interest expense due to the early termination of certain interest rate swaps contracts.

Other expense, net, was $255 million compared to $43 million in the prior year. The increase in other expense, net is primarily driven by a $234 million foreign exchange devaluation loss which relates to the Company's Venezuelan operations offset by realized currency losses incurred in the prior year.

For the current quarter the Company recorded a tax benefit of $35 million, or 17.6% of pretax losses. The current quarter effective tax rate was negatively affected by the nondeductible foreign exchange devaluation loss for Venezuela, repatriation costs, and lower allocated amounts of tax exempt income. The current quarter included a benefit of approximately $7 million resulting from the release of valuation allowance due to ongoing profitability in two foreign jurisdictions. In the prior year the Company recorded a tax expense of $34 million, or 20.2% of pretax income. The prior year effective tax rate was favorably impacted primarily by tax exempt income and the beneficial effect of low foreign statutory tax rates.
The net loss attributable to the Company was $164 million compared to net income attributable to the Company of $127 million in the prior year. Diluted net loss per share was $0.91 for the second quarter. This compares to a diluted net loss of $0.14 in the prior year. The decrease in diluted earnings per share is primarily driven by increases in net interest expense and other expense, net as discussed above and unfavorable foreign exchange translation rates.

Adjusted EBITDA increased $46 million or 6.7%, to $739 million, primarily reflecting increased gross profit in North America as a result of increased sales volumes, increased sales in Venezuela, and an overall reduction in SG&A offset by unfavorable foreign exchange translation rates in all segments.

OPERATING RESULTS BY BUSINESS SEGMENT - THREE MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014

North America

Sales of the North America segment increased $55 million, or 5.7%, to $1.02 billion. Volume was up 5.9% primarily due to the acceleration of sales into the first quarter of the prior year ahead of the U.S. Keystone go-live. Higher net price of 1.7% reflected increased pricing in the U.S. mainly on ketchup, condiments and sauces. Unfavorable Canadian exchange translation rates had a negative impact on sales of 1.9%.

Gross profit increased $47 million, or 12.1%, to $441 million and the gross profit margin increased to 43.2% from 40.7%. The increase in gross profit is primarily driven by increased sales in the U.S. and the positive impact of restructuring charges and productivity initiatives taken in the prior year especially in Canada. Adjusted EBITDA increased $30 million or 10.3% to $324 million reflecting increased sales in the U.S., the positive impact of restructuring charges and productivity initiatives taken in the prior year partially offset by unfavorable Canadian exchange translation rates and increased marketing.

Europe

The Company's Europe sales decreased $146 million, or 19.1%, to $620 million. Volume was down 3.4% due to product rationalization primarily in Poland and category softness of infant food in Italy. Net pricing increased 1.1% primarily reflecting increased pricing on beans in the U.K. Unfavorable exchange translation rates decreased sales 14.8%. The divestiture of a frozen food business in the U.K. decreased sales 2.1%.

Gross profit decreased $28 million, or 8.3%, to $305 million while the gross profit margin increased to 49.1% from 43.4%. The decreases in gross profit are primarily related to unfavorable exchange translation rates. The gross profit margin was positively impacted primarily by a reduction in cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year. Adjusted EBITDA decreased $10 million or 4.3% to $225 million reflecting unfavorable exchange translation rates more than offsetting reductions in cost of products sold and SG&A.

Asia/Pacific

The Company's Asia/Pacific sales decreased $88 million, or 15.0%, to $495 million. Volume decreased 5.3% largely due to volume declines in Indonesia due to the timing of the Ramadan festive season. Pricing increased 0.7%, due to price increases and reduced promotional activity in Australia. Unfavorable foreign exchange translation rates primarily in Australia, New Zealand, Japan and Indonesia, decreased sales by 10.4%.

Gross profit decreased $30 million, or 15.7%, to $161 million and the gross profit margin decreased to 32.6% from 32.8%. The decrease in gross profit is primarily related to unfavorable foreign exchange translation rates and lower sales volumes in Indonesia. Adjusted EBITDA decreased $12 million or 11.3% to $96 million due to unfavorable exchange translation rates and decreases in gross profit which were partially offset by lower SG&A primarily related to prior year productivity initiatives.

Latin America

Sales of the Latin America segment increased $91 million, or 44.9%, to $291 million. Volume increased 24.4% due to increases in Venezuela, driven by raw material and packaging supply constraints in the prior year which were offset by lower volumes in Brazil due to price increases and inventory constraints. Pricing increased sales 36.0% primarily due to the hyper-inflationary economy in Venezuela. Unfavorable foreign exchange translation rates, primarily in Brazil, decreased sales by 15.6%.

Gross profit increased $44 million, or 65.0%, to $111 million and the gross profit margin increased to 38.2% from 33.5%. These increases are primarily related to Venezuela sales offset by decreased sales in Brazil as noted above. Adjusted EBITDA increased $36 million or 119.9% to $66 million reflecting the increase in gross profit offset by higher SG&A in Venezuela primarily related to increases in wages and benefits as a result of the inflationary environment.

See Venezuela-Foreign Currency and Inflation discussion below for further information on Venezuela's hyper-inflationary economy.

RIMEA

Sales for RIMEA decreased $25 million, or 11.2%, to $189 million. Volume decreased 2.1% mainly due to the impact of price increases in Russia. Pricing increased sales by 6.5%, due to price increases taken across the segment especially in Russia. Unfavorable foreign exchange translation rates decreased sales 15.6%.

Gross profit decreased $5 million, or 6.5%, to $78 million, while the gross profit margin increased to 41.1% from 39.1%. The decrease in gross profit is primarily related to unfavorable exchange translation rates in Russia offset by reduced cost of products sold in India which was driven by a reduction in key commodity costs. The gross profit margin improvement was primarily related to increased margins in India as a result of commodity deflation. Adjusted EBITDA decreased $2 million or 5.1% to $43 million, primarily reflecting the unfavorable impact from exchange translation rates offset by increased gross profit in India.

SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014

Results of Operations

Sales were $5.09 billion for the six months ended June 28, 2015, compared with $5.53 billion for the six months ended June 29, 2014, a decrease of $435 million, or 7.9%. Volume decreased 3.9% due to product rationalization and frozen nutritional meals category softness in U.S. Consumer Products, price increases in the U.S., distribution losses in U.S. Foodservice, and category softness and reduced trade promotions in meals and snacks in the U.K. Net pricing increased sales by 4.5%, driven by increased pricing across all segments. Unfavorable foreign exchange translation rates in all segments decreased sales by 8.2%. Sales decreased 0.3% due to divestitures.

Gross profit increased $90 million or 4.9% to $1.93 billion, and gross profit margin increased to 37.9% from 33.2%. These increases are primarily related to lower cost of products sold associated with decreased charges for restructuring and productivity initiatives (which are recorded in the non-operating segment), the positive impact of restructuring and productivity initiatives taken in the prior year and increased sales in Latin America. These increases in gross profit were offset by lower sales volumes in North America, Europe, Asia Pacific and RIMEA, non-cash impairment charges taken on certain trademarks, a lower-of-cost-or-market inventory charge in Venezuela associated with the currency devaluation and unfavorable exchange translation rates in all segments.

SG&A decreased $98 million, or 9.5% to $934 million, and decreased as a percentage of sales to 18.3% from 18.7% period over period. The decrease in SG&A is attributable to the favorable impact of lower exchange translation rates in the current year, lower selling and distribution costs, lower general and administrative expense primarily resulting from prior year restructuring and productivity related initiatives. These were partially offset by increased marketing in North America and higher SG&A in Venezuela due to inflationary environment.

Merger related costs of $41 million in the six months ended June 29, 2015 represent legal and professional fees associated with the 2015 Merger. There were no merger related costs in the six months ended June 29, 2014.

Net interest expense increased $250 million, to $575 million, due primarily to the write off of deferred financing fees and original issue discount associated with the repayment of a portion of the B-1 Loans and B-2 Loans in the first quarter of 2015 and the release of $227 million from other accumulated comprehensive income to interest expense which relates to the early termination of certain interest rates swap contracts that occurred in the second quarter of 2015.

Other expense, net, was $226 million compared to $64 million in the prior year. The increase is primarily driven by a $234 million foreign exchange devaluation loss recorded in the second quarter of 2015 which relates to the Company's Venezuelan operations. This was partially offset by gains in the first quarter of 2015 on the unwind of our interest rate swaps associated with our 2025 2nd lien notes financing and favorable currency movements on our intercompany loans, foreign currency assets and liabilities, and cross currency swaps.

For the six months ended June 28, 2015, the Company recorded a tax expense of $33 million, or 21.8% of pretax income. In the prior year the Company recorded a tax expense of $85 million, or 20.3% of pretax income. The increase in the effective tax rate is primarily the result of the current period including higher repatriation costs, lower amounts of tax exempt income, and higher nondeductible costs related to the foreign exchange devaluation loss for Venezuela; partially offset by a lower blended statutory tax rate and the release of approximately $7 million of valuation allowance as the result of ongoing profitability in two foreign jurisdictions.

The net income attributable to the Company was $112 million compared to $322 million in the prior year. Diluted net loss per share was $0.65 for the six months. This compares to a diluted net loss of $0.10 in the prior year. The decrease in diluted earnings per share is primarily driven by increases in net interest expense and other expense, net as discussed above unfavorable foreign exchange translation rates.

Adjusted EBITDA increased $9 million or 0.6%, to $1.39 billion, primarily reflecting increased gross profit driven by lower cost of products sold associated with decreased charges for restructuring and productivity initiatives, the positive impact of restructuring charges and productivity initiatives taken in the prior year and increased sales in Venezuela and lower SG&A. These are offset by unfavorable foreign exchange translation rates in all segments.

OPERATING RESULTS BY BUSINESS SEGMENT - SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014

North America

Sales of the North America segment decreased $125 million, or 5.8%, to $2.01 billion. Volume was down 7.3% due to product rationalization and frozen nutritional meals category softness in U.S. Consumer Products, price increases in the U.S., and distribution losses in U.S. Foodservice. Higher net price of 3.0% reflects increased pricing in U. S. Consumer Products and reduced trade promotions in U. S. Foodservice. Unfavorable Canadian exchange translation rates decreased sales 1.6%.

Gross profit decreased $21 million, or 2.4%, to $850 million while the gross profit margin increased to 42.3% from 40.8%. The decrease in gross profit primarily related to lower volumes noted above. These decreases were offset by the positive impact of prior year restructuring and productivity initiatives. Adjusted EBITDA decreased $45 million or 6.8% to $610 million reflecting a decrease in gross profit, noted above, increased marketing in U.S. Consumer Products and unfavorable Canadian exchange translation rates.

Europe

The Company's Europe sales decreased $283 million, or 18.5%, to $1.25 billion. Volume was down 4.7% due to product rationalization, category softness and reduced trade promotions in the U.K. and infant food in Italy. Net pricing increased 0.9% primarily reflecting reduced trade promotions and increased pricing in the U.K. Unfavorable exchange translation rates decreased sales 13.5%. The divestiture of a frozen food business in the U.K. decreased sales 1.2%.

Gross profit decreased $54 million, or 8.3%, to $596 million while the gross profit margin increased to 47.9% from 42.5%. The decreases in gross profit are primarily related to unfavorable exchange translation rates. The gross profit margin was positively impacted primarily by a reduction in cost of products sold as a result of the various restructuring and productivity initiatives undertaken in the prior year as well as price increases in the U.K. Adjusted EBITDA decreased $12 million or 2.7% to $440 million reflecting unfavorable exchange translation rates more than offsetting reductions in cost of products sold and SG&A.

Asia/Pacific

The Company's Asia/Pacific sales decreased $135 million, or 12.6%, to $940 million. Volume decreased 4.0% largely as a result of competitive private label pressures in ambient meals driving lower market share along with product rationalizations in Australia, the U.S. shipping port strike which adversely impacted supplies in Japan in the second quarter of 2015 and volume declines in Indonesia due to the timing of the Ramadan festive season as well as competitive pressures in Asian Sauces. These volume declines have been partially offset by strong demand in China for Asian sauces and condiments. Pricing increased 1.0%, due to mainly to price increases and reduced promotional activity in Australia. Unfavorable foreign exchange translation rates primarily in Australia, New Zealand, Japan and Indonesia, decreased sales by 9.6%.

Gross profit decreased $32 million, or 9.6%, to $306 million, while the gross profit margin increased to 32.6% from 31.5%. The decrease in gross profit is primarily related to unfavorable foreign exchange translation rates and lower sales volumes in Indonesia. The increase in the gross profit margin related to decreased promotional activity in Australia and a reduction in cost of products sold as a result of various restructuring and productivity initiatives. Adjusted EBITDA increased $1 million or 0.4% to $181 million, as the decrease in gross profit was more than offset by lower SG&A primarily related to prior year productivity initiatives.

Latin America

Sales of the Latin America segment increased $156 million, or 39.1%, to $555 million. Volume increased 17% due to increases in Venezuela, driven by raw material and packaging supply constraints in the prior year, local ketchup production and market expansion in Mexico offset by lower volumes in Brazil due to supply constraints . Pricing increased sales 34.3% primarily due to the hyper-inflationary economy in Venezuela. Unfavorable foreign exchange translation rates, primarily in Brazil, decreased sales by 12.2%.

Gross profit increased $71 million, or 52.2%, to $207 million and the gross profit margin increased to 37.3% from 34.1%. These increases are primarily related to Venezuela sales noted above offset by decreased sales in Brazil due to competitive pricing pressures. Adjusted EBITDA increased $56 million or 90.4% to $119 million reflecting the increase in gross profit offset by higher SG&A in Venezuela primarily related to increases in wages and benefits as a result of the inflationary environment.

See Venezuela-Foreign Currency and Inflation discussion below for further information on Venezuela's hyper-inflationary economy.

RIMEA

Sales for RIMEA decreased $48 million, or 12.3%, to $343 million. Volume decreased 2.7% mainly due to the economic crisis in Russia. Pricing increased sales by 5.8%, largely due to price increases taken across the segment . Unfavorable foreign exchange translation rates decreased sales 15.4%.

Gross profit decreased $10 million, or 6.8%, to $139 million, and the gross profit margin increased to 40.6% from 38.2%. The decrease in gross profit is primarily related to unfavorable exchange translation rates in Russia offset by reduced cost of products sold in India which was driven by a reduction in key commodity costs. The gross profit margin improvement was primarily related increased margins in India as a result of commodity deflation. Adjusted EBITDA increased $1 million or 1.2% to $74 million, primarily reflecting increased pricing across the segment and increased gross profit in India offset by unfavorable exchange translation rates.

Liquidity and Financial Position

Cash provided by operating activities was $411 million for the six months ended June 28, 2015, compared to $847 million for the prior year. The decline reflects an increase in cash taxes paid. Cash taxes paid in the current period were unfavorable primarily due to a $175 million federal extension payment made in March 2015 for the 2014 U.S. tax return. No U.S. federal extension payment was made during 2014 due to tax losses in 2013. Unfavorable movement in inventories for the six months ended June 28, 2015 represent seasonality, especially in Canada, Australia and New Zealand, and inventory build due to supply constraints in both Latin America and Japan. In contrast, the favorable movement in inventories in the six months ended June 29, 2014 was due to a pre-build at the end of 2013 ahead of the U.S. phase of Project Keystone go-live and supply constraints in Latin America. Further, the decline reflects unfavorable movements in receivables, prepaid expenses, and accounts payable partially offset by an improvement in accrued liabilities and reduced pension funding. Cash used in the current year in relation to productivity and restructuring initiatives totaled $63 million as compared with $128 million in the prior year.

Cash provided by investing activities totaled $150 million for the six months ended June 28, 2015, compared to cash used for investing activities of $115 million for the prior year. The increase is due to proceeds from net investment hedges of $306 million offset by reduced proceeds from disposals of property, plant and equipment and increased capital expenditures.

Cash used for financing activities totaled $379 million for the six months ended June 28, 2015, compared to $409 million in the prior year as proceeds from the issuance of the 4.875% Second Lien Senior Secured Notes due 2025, net of associated issuance costs, was largely offset by the repayment of the B-1 Loans and B-2 Loans.

At June 28, 2015, the Company had total debt of $13.6 billion and cash and cash equivalents of $2.1 billion.

At June 28, 2015, approximately $1.8 billion of cash and short-term investments were held by international subsidiaries. A portion of the undistributed earnings of certain of the subsidiaries is not considered to be permanently reinvested for which deferred taxes of $37 million have been provided. Additionally, the Company has certain amounts of previously taxed earnings which have not yet been remitted. As a result, the Company can repatriate approximately $1.6 billion of cash to the U.S. without incurring any additional material tax expense.  For those undistributed earnings considered to be permanently reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated

earnings to fund our U.S. cash requirements.   If we decide at a later date to repatriate these funds to the U.S., the Company would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.

Berkshire Hathaway has an $8.0 billion preferred stock investment in the Company which entitles it to a 9.0% annual dividend to be paid quarterly in cash or in-kind.  The Company made distributions totaling $360 million in cash to Berkshire Hathaway during the six months ended June 28, 2015, and expects to continue to make quarterly cash distributions to fund this dividend.

The Company will continue to monitor the credit markets to determine the appropriate mix of long-term debt and short-term debt going forward. The Company believes that its operating cash flow, existing cash balances, together with the credit facilities and other available capital market financing, will be adequate to meet the Company's cash requirements for operations, including capital spending, debt maturities and interest payments. While the Company is confident that its needs can be financed, there can be no assurance that increased volatility and disruption in the global capital and credit markets will not impair its ability to access these markets on commercially acceptable terms.
Refer to Note 12, “Debt” for additional information on the Company's outstanding debt balance at June 28, 2015 and certain debt refinancing activity completed subsequent to quarter end.

Venezuela - Foreign Currency and Inflation
The Company has a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the ketchup, condiments and sauces and infant feeding categories. The Company applies highly inflationary accounting to its business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into the Company's reporting currency (U.S. dollars), based on the legally available exchange rate at which we expect to settle the underlying transaction. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates.
There are currently three exchange rates legally available to us for converting bolivars to U.S. dollars, including:

•
the official exchange rate of BsF6.30 per U.S. dollar, which is available through the government-operated National Center of Foreign Commerce (“CENCOEX”) and is applicable to import activities related to certain necessities, including food products;

•
the Complimentary System of Foreign Currency Acquirement (“SICAD I”) rate of approximately BsF12 per U.S. dollar, which operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions; and

•
the Marginal Currency System (“SIMADI”) rate, which has averaged approximately BsF195 per U.S. dollar since commencement of trading, was BsF197.7 per U.S. dollar at June 28, 2015, and is an open-market exchange format that allows for legal trading of foreign currency based upon supply and demand.

Prior to February 2015, a fourth foreign exchange market mechanism (SICAD II) was available to us. SICAD II became effective on March 24, 2014 and was the market through which U.S. dollars were to be obtained for the remittance of dividends. This market had significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms, with published weighted average daily exchange rates of approximately BsF50 per U.S. dollar. During 2014, the Company had limited access to the SICAD II market mechanism and converted 150 million bolivars into $3 million USD, recognizing a $23 million transactional currency loss which was recorded in other expense, net, in the condensed consolidated statements of operations for the second quarter and six months ended June 29, 2014. In February 2015, the SICAD I and SICAD II foreign currency exchange systems were merged. The published exchange rate for the combined SICAD mechanism continues to be approximately BsF12 per U.S. dollar.
The Company has had limited access to, and settlements at, the current official exchange rate of BsF6.30 per U.S. dollar during the second quarter and six months ended June 28, 2015. We currently have $23 million of outstanding requests as at June 28, 2015 for payment of invoices for the purchase of ingredients and packaging materials for the years from 2012 through 2015. The Company was not invited and did not participate in the SICAD mechanism during the second quarter and six months ended June 28, 2015, and has no intent to participate in this mechanism for the foreseeable future. Additionally, the Company did not have any settlements at SIMADI rates during the second quarter and six months ending June 28, 2015. As a result, up until June 2015, we had determined that the official CENCOEX rate of BsF6.30 per U.S. dollar was the most appropriate rate to use for remeasurement.
In June 2015, due to the continued lack of liquidity and increasing economic uncertainty, the Company reevaluated the rate that should be used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. As of June 28, 2015, we determined that the SIMADI rate of BsF197.7 per U.S. dollar was the most appropriate legally available rate and remeasured our net monetary assets of our Venezuelan subsidiary, resulting in a charge of $234 million recorded in other expense, net, in the condensed consolidated statements of operations for the second quarter and six months ended June 28, 2015. Additionally, we have assessed the non-monetary assets of our Venezuelan subsidiary for impairment, which resulted in a $49 million charge to write down inventory to the lower of cost or market, which was recorded in cost of goods sold in the condensed consolidated statement of operations for the second quarter and six months ended June 28, 2015.

Subsequent to the devaluation, our Venezuelan subsidiary included $8 million of bolivar denominated net monetary assets and liabilities in its balance sheet at June 28, 2015, including bolivar denominated cash and cash equivalents of approximately $10 million. It recognized $188 million and $352 million of sales for the second quarter and six months ended June 28, 2015, representing approximately 7% of total Company sales, and operating income of $4 million and $51 million for the second quarter and six months then ended, representing approximately 1% and 5%, respectively, of total Company operating income. If we had used the SIMADI exchange rate for the six months ended June 28, 2015, the sales and operating income would be less than 1% of the total Company.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, the Company has purchase obligations for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of the Company's materials and processes, certain supply contracts contain penalty provisions for early terminations. The Company does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the six months ended June 28, 2015. For additional information, refer to Company's Registration Statement filed on Form S-4 with the SEC, which was declared effective on June 2, 2015.

As of the end of the second quarter of 2015, the total amount of gross unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $95 million. The timing of payments will depend on the progress of examinations with tax authorities. The Company does not expect a significant tax payment related to these obligations within the next year. The Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities may occur.

Recently Issued Accounting Standards
See Note 4 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Non-GAAP Measures

Included in this report are measures of financial performance that are not defined by generally accepted accounting principles in the United States (“GAAP”). Each of the measures is used in reporting to the Company's executive management and as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes. Management and the Board of Directors believe that these measures provide useful information to investors, and include these measures in other communications to investors.

For each of these non-GAAP financial measures, a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure has been provided. In addition, an explanation of why management believes the non-GAAP measure provides useful information to investors and any additional purposes for which management uses the non-GAAP measure are provided below. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure.

EBITDA & Adjusted EBITDA (from Continuing Operations)

We believe that EBITDA and Adjusted EBITDA are useful to investors, analysts and other external users of our consolidated financial statements because they are widely used by investors to measure operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, non-cash stock compensation expense and other unusual items, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired.

EBITDA is defined as earnings from continuing operations (net income or loss) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Adjusted EBITDA is a tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include share-based compensation and non-cash compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with projects, transaction costs, restructuring and related professional fees. EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S. or U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as measures of our liquidity. The Company's definition of EBITDA may not be comparable to similarly titled measures used by other companies.

Because of their limitations, neither EBITDA nor Adjusted EBITDA should be considered as a measure of discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Additionally, our presentation of Adjusted EBITDA is different than Adjusted EBITDA as defined in our debt agreements.

See Executive Overview and Results of Operations sections for further analysis of Adjusted EBITDA results for the second quarter and six months ended June 28, 2015 and June 29, 2014.

	Second Quarter Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net (loss)/income	$(160)	$135
Interest expense, net(d)	384	161
(Benefit from)/provision for income taxes	(35)	34
Depreciation, including accelerated depreciation for restructuring	66	137
Amortization	23	26
EBITDA	$278	$493

Restructuring:
Severance related costs(a)	8	30
Other restructuring costs(a)	2	25
Asset write-offs(a)	25	3
Other special items(b)	27	37
Venezuela inventory write-down	49	—
2015 Merger related costs(c)	34	—
Stock based compensation	3	1
Other expense, net(e)	255	42
Impairment loss on indefinite-lived trademarks(f)	58	62
Adjusted EBITDA	$739	$693

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net income	$119	$333
Interest expense, net(d)	575	325
Provision for income taxes	33	85
Depreciation, including accelerated depreciation for restructuring	131	284
Amortization	48	50
EBITDA	$906	$1,077

Restructuring:
Severance related costs(a)	13	84
Other restructuring costs(a)	12	38
Asset write-offs(a)	27	10
Other special items(b)	52	45
Venezuela inventory write-down	49	—
2015 Merger related costs(c)	41	—
Stock based compensation	6	2
Other expense, net(e)	226	64
Impairment loss on indefinite-lived trademarks(f)	58	62
Adjusted EBITDA	$1,390	$1,382
_______________________________________

(a)	See Note 5 for further details on restructuring and productivity initiatives.

(b)
Includes project implementation costs and charges that management believes do not directly reflect the Company's core operations. The six months ended June 28, 2015 includes pension related costs, lease impairment charges, severance charges, consulting and advisory charges, and contract termination fees. The six months ended June 29, 2014 includes incremental costs primarily for additional warehousing and other logistics costs incurred related to the acceleration of sales ahead of the U.S. SAP go-live, which was launched in the second quarter of 2014, along with equipment relocation charges and consulting and advisory charges.

(c)	Represents legal and professional fees associated with the 2015 Merger. See Note 2.

(d)
Includes a release of $227 million from other accumulated comprehensive income to interest expense which occurred during the second quarter ended June 28, 2015. This release relates to the early termination of certain interest rate swaps contracts. See Note 10.

(e)	Includes a $234 million foreign exchange devaluation loss in Venezuela which was recorded to other expense, net during the second quarter ended June 28, 2015. See Note 17.

(f)	See Note 6 for further details on the impairment loss on indefinite-lived trademarks.

Discussion of Significant Accounting Estimates
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company addresses in its Registration Statement filed on Form S-4 its most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No changes to such policies as discussed in the Registration Statement filed on Form S-4 (the "Form S-4") with the SEC, which was declared effective on June 2, 2015, have occurred as of June 28, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “expect,” “improve,” "reassess," "remain," “will,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the 2015 Merger and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond Kraft Heinz’s control.
Important factors that affect Kraft Heinz’s business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, increased competition; Kraft Heinz’s ability to maintain, extend and expand its reputation and brand image; Kraft Heinz’s ability to differentiate its products from other brands; the consolidation of retail customers; changes in relationships with significant customers and suppliers; Kraft Heinz’s ability to predict, identify and interpret changes in consumer preferences and demand; Kraft Heinz’s ability to drive revenue growth in its key product categories, increase its market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in Kraft Heinz’s management team or other key personnel; execution of our international expansion strategy; changes in laws and regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; failure to successfully integrate Kraft Heinz; Kraft Heinz’s ability to complete or realize the benefits from potential acquisitions, alliances, divestitures or joint ventures; economic and political conditions in the nations we operate; the volatility of capital markets; increased pension, labor and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; disruptions in information technology networks and systems; Kraft Heinz’s inability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers or regulators operate; Kraft Heinz’s indebtedness and ability to pay such indebtedness; our dividend payments on our Series A Preferred Stock; tax law changes or interpretations; the tax treatment of Kraft’s spin-off from Mondelçz International, Inc.; pricing actions; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the Securities and Exchange Commission, including the Form S-4 and in this Quarterly Report on Form 10-Q under Part II, Item 1A. Risk Factors. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk during the six months ended June 28, 2015. For additional information, refer to the Company's Registration Statement filed on Form S-4 with the SEC, which was declared effective on June 2, 2015.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 28, 2015, the Company continued its implementation of SAP software across operations primarily in the U.S. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and harmonize existing internal control over financial reporting. There were no additional changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors
You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, financial condition, operating results and the actual outcome of matters described in this Quarterly Report on Form 10-Q. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may adversely affect our business, financial condition or operating results in the future.

We operate in a highly competitive industry.
The food and beverage industry is highly competitive across all of our product offerings. We compete based on product innovation, price, product quality, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy consumer preferences.
We may need to reduce our prices in response to competitive and customer pressures. These pressures may also restrict our ability to increase prices in response to commodity and other cost increases. We may also need to increase or reallocate spending on marketing, retail trade incentives, advertising, and new product innovation to maintain or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we are unable to compete effectively, our profitability, financial condition, and operating results may suffer.

Maintaining, extending and expanding our reputation and brand image are essential to our business success.
We have many iconic brands with long-standing consumer recognition. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Increasing attention on the role of food and beverage marketing could adversely affect our brand image. It could also lead to stricter regulations and greater scrutiny of marketing practices. Existing or increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands or our products on social or digital media, whether or not valid, could seriously damage our brands and reputation. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition and operating results could be materially and adversely affected.

We must leverage our brand value to compete against retailer brands and other economy brands.
In nearly all of our product categories, we compete with well-branded products as well as retailer and other economy brands, which are typically sold at lower prices. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and retailer or other economy brands change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer retailer or other economy brands, then we could lose market share or sales volumes or shift our product mix to lower margin offerings and/or cause us to increase capital, marketing and other expenditures, which could materially and adversely affect our product sales, financial condition, and operating results.

The consolidation of retail customers could adversely affect us.
Retail customers, such as supermarkets, warehouse clubs and food distributors in our major markets, may consolidate, resulting in fewer customers for our business. Consolidation also produces larger retail customers that may seek to leverage their position to improve their profitability by demanding improved efficiency, lower pricing, increased promotional programs, or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Retail consolidation and increasing retailer power could materially and adversely affect our product sales, financial condition, and operating results.
Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material and adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases, which could materially and adversely affect our product sales, financial condition, and operating results.

Our financial success depends on our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation.
Consumer preferences for food and beverage products change continually. Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to consumer preferences, including with respect to health and wellness. If we do not offer products that appeal to consumers, our sales and market share will decrease, which could materially and adversely affect our product sales, financial condition, and operating results.
We must distinguish between short-term fads, mid-term trends, and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer an array of products that satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products could decrease, which could materially and adversely affect our product sales, financial condition, and operating results.
Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. We strive to respond to consumer preferences and social expectations, but we may not be successful in our efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition, and operating results.
In addition, achieving growth depends on our successful development, introduction, and marketing of innovative new products and line extensions. There are inherent risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. We may be required to increase expenditures for new product development. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect and maintain necessary intellectual property rights, and to avoid infringing the intellectual property rights of others. We must also be able to respond successfully to technological advances by and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and impact our financial results.

We may be unable to drive revenue growth in our key product categories, increase our market share, or add products that are in faster growing and more profitable categories.
The food and beverage industry’s overall growth is generally linked to population growth. Our future results will depend on our ability to drive revenue growth in our key product categories and growth in the food and beverage industry in the countries in which we operate. Our future results will also depend on our ability to enhance our portfolio by adding innovative new products in faster growing and more profitable categories and on our ability to increase market share in our existing product categories. Our failure to drive revenue growth, limit market share decreases in our key product categories or develop innovative products for new and existing categories could materially and adversely affect our product sales, financial condition, and operating results.

An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our consolidated operating results.
Goodwill and indefinite-lived intangible assets are initially recorded at fair value and are not amortized, but we test goodwill and indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. The first step of our goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using planned growth rates, market-based discount rates, estimates of residual value, and estimates of market multiples. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step would be applied to measure the difference between the carrying value and implied fair value of goodwill. We determine fair value of indefinite-lived intangible assets using planned growth rates, market-based discount rates, and estimates of royalty rates. If the carrying values of goodwill or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets would be considered impaired and reduced to their fair value. An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our operating results or net worth.

Commodity, energy, and other input prices are volatile and may rise significantly.
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, soybean and vegetable oils, sugar and other sweeteners, corn products, tomatoes, cucumbers, potatoes, onions, other fruits and vegetables, spices, flour and wheat to manufacture our products. In addition, we purchase and use significant quantities of resins, cardboard, glass, plastic, metal, paper, fiberboard and other materials to package our products and other inputs, such as water and natural gas, to operate our facilities. We are also exposed to changes in oil prices, which influence both our packaging and transportation costs. Prices for commodities, other supplies, and energy are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather or global climate change, crop failures or shortages due to plant disease or insect and other pest infestation, consumer, industrial or investment demand, and changes in governmental regulation and trade, alternative energy, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect operations. Additionally, the cost of raw materials and finished products may fluctuate due to movements in cross-currency transaction rates. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, and seek to hedge against input price increases to the extent we deem appropriate, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw materials costs. For example, hedging our costs for one of our key commodities, dairy products, is difficult because dairy futures markets are not as developed as many other commodities futures markets. Continued volatility or sustained increases in the prices of commodities and other supplies we purchase could increase the costs of our products, and our profitability could suffer. Moreover, increases in the prices of our products to cover these increased costs may result in lower sales volumes. If we are not successful in our hedging activities, or if we are unable to price our products to cover increased costs, then commodity and other input price volatility or increases could materially and adversely affect our financial condition and operating results.

We rely on our management team and other key personnel.
We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel. Any such loss or failure could adversely affect our product sales, financial condition, and operating results.
In particular, the success of the integration of Kraft and Heinz will depend in part on our ability to retain the talents and dedication of key employees. If key employees terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating Kraft and Heinz to hiring suitable replacements. In addition, we may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, all of which could adversely affect our product sales, financial condition, and operating results.

Changes in our relationships with significant customers or suppliers could adversely impact us.
We have significant sales to certain significant customers. There can be no assurance that all significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing and focus on developing their own brands. The loss of a significant customer or a material reduction in sales or a change in the mix of products we sell to a significant customer could materially and adversely affect our product sales, financial condition, and operating results.
Disputes with significant suppliers, including disputes related to pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and operating results.
In addition, the financial condition of such customers and suppliers is affected in large part by conditions and events that are beyond our control. A significant deterioration in the financial condition of significant customers and suppliers could materially and adversely affect our product sales, financial condition, and operating results.

We may not be able to successfully execute our international expansion strategy.
We plan to drive additional growth and profitability through international distribution channels. Consumer demand, behavior, taste and purchasing trends may differ in international markets and, as a result, our sales may not be successful or meet expectations, or the margins on those sales may be less than currently anticipated. We may also face difficulties integrating foreign business operations with our current sourcing, distribution, information technology systems and other operations. Any of these challenges could hinder our success in new markets or new distribution channels. There can be no assurance that we will successfully complete any planned international expansion or that any new business will be profitable or meet our expectations.

Changes in laws and regulations could increase our costs.
Our activities are highly regulated and subject to government oversight. Various federal, state, provincial, and local laws and regulations govern food and beverage production, storage, distribution, sales, and marketing, as well as licensing, trade, tax, and environmental matters. Governing bodies regularly issue new regulations and changes to existing regulations. Our need to comply with new or revised regulations or their interpretation and application could materially and adversely affect our product sales, financial condition, and operating results.

Legal claims or other regulatory enforcement actions could subject us to civil and criminal penalties.
As a large food and beverage company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition, and operating results.

Product recalls or other product liability claims could materially and adversely affect us.
Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, adulteration, misbranding, tampering, or other deficiencies. Product recalls or market withdrawals could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time. We could be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. Adverse attention about these types of concerns, whether or not valid, may damage our reputation, discourage consumers from buying our products, or cause production and delivery disruptions.
We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness, or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or fraud claim is unsuccessful, has no merit, or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our product sales, financial condition, and operating results.

Unanticipated business disruptions could adversely affect our ability to provide our products to our customers.
We have a complex network of suppliers, owned manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, like weather, raw material shortage, natural disasters, fire or explosion, terrorism, generalized labor unrest, or health pandemics, could damage or disrupt our operations or our suppliers’ or co-manufacturers’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.

The failure to integrate successfully the business and operations of Kraft and Heinz in the expected time frame may adversely affect our future results.
Historically, Kraft and Heinz have operated as independent companies. There can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Kraft or Heinz employees, the loss of customers or the disruption of ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Kraft and Heinz in order to realize the anticipated benefits of the 2015 Merger:

•	combining the companies’ operations and corporate functions;

•
combining the businesses of Kraft and Heinz and meeting the capital requirements of the combined company in a manner that permits us to achieve the cost savings anticipated to result from the 2015 Merger, the failure of which could result in the material anticipated benefits of the 2015 Merger not being realized in the time frame currently anticipated, or at all;

•	integrating the companies’ technologies;

•	integrating and unifying the offerings and services available to customers;

•	identifying and eliminating redundant and underperforming functions and assets;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•
integrating the companies’ financial reporting and internal control systems, including our ability to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;

•	maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ administrative and information technology infrastructure;

•	coordinating distribution and marketing efforts;

•	managing the movement of certain positions to different locations; and

•	coordinating geographically dispersed organizations.
In addition, at times the attention of certain members of our management may be focused on the integration of the businesses of Kraft and Heinz and diverted from day-to-day business operations, which may disrupt our business.

We may not successfully identify or complete strategic acquisitions, alliances, divestitures or joint ventures.
From time to time, we may evaluate acquisition candidates, alliances or joint ventures that may strategically fit our business objectives or we may consider divesting businesses that do not meet our strategic objectives or growth or profitability targets. These activities may present financial, managerial, and operational risks including, but not limited to, diversion of management’s attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, inability to effectively and immediately implement control environment processes across a diverse employee population, adverse effects on existing or acquired customer and supplier business relationships, and potential disputes with buyers, sellers or partners. Activities in such areas are regulated by numerous antitrust and competition laws in the United States, the European Union, and other jurisdictions, and we may be required to obtain the approval of acquisition and joint venture transactions by competition authorities, as well as to satisfy other legal requirements. In addition, to the extent we undertake acquisitions, alliances or joint ventures or other developments outside our core geography or in new categories, we may face additional risks related to such developments. For example, risks related to foreign operations include compliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act, currency rate fluctuations, compliance with foreign regulations and laws, including tax laws, and exposure to politically and economically volatile developing markets. Any of these factors could materially and adversely affect our product sales, financial condition, and operating results.

Our performance may be adversely affected by economic and political conditions in the United States and in various other nations where we do business.
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards and critical accounting estimates, taxation requirements and environmental laws. Other factors impacting our operations in the United States, Venezuela, Russia and other international locations where we do business include export and import restrictions, currency exchange rates, currency devaluation, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, and political unrest. Such factors in either domestic or foreign jurisdictions could materially and adversely affect our financial results. For further information on Venezuela, see "Venezuela - Foreign Currency and Inflation" in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Volatility of capital markets or macro-economic factors could adversely affect our business.
Changes in financial and capital markets, including market disruptions, limited liquidity, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. In addition, our borrowing costs can be affected by short and long-term ratings assigned by rating organizations. A decrease in these ratings could limit our access to capital markets and increase our borrowing costs, which could materially and adversely affect our financial condition and operating results.

Our results could be adversely impacted as a result of increased pension, labor, and people-related expenses.
Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing employee benefits in the United States, Canada and other foreign jurisdictions, including pension, health and welfare, and severance benefits. Any declines in market returns could adversely impact the funding of pension plans, the assets of which are invested in a diversified portfolio of equity and fixed income securities and other investments. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.

Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices may cause volatility in our operating results and net earnings.
We use commodity futures and options to partially hedge the price of certain input costs, including dairy products, coffee beans, meat products, wheat, corn products, soybean oils, sugar, and natural gas. For derivatives not designated as hedging instruments, changes in the values of these derivatives are currently recorded in earnings, resulting in volatility in both gross profits and net earnings. We report these gains and losses in cost of sales in our consolidated statements of earnings to the extent we utilize the underlying input in our manufacturing process. We report these gains and losses in the unallocated corporate items line in our segment operating results until we utilize the underlying input in our manufacturing process, at which time we reclassify the gains and losses to segment operating income. We may experience volatile earnings as a result of these accounting treatments.

Our revenues and earnings may be exposed to exchange rate fluctuations.
We derive a substantial portion of our net revenues from international operations. We hold assets and incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the British Pound, Euro, Australian dollar, Canadian dollar, and New Zealand dollar. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. We have implemented currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, these hedging strategies may not be successful and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. In addition, in certain circumstances, we may incur costs in one currency related to services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.

We are significantly dependent on information technology.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, telecommunication failures, user errors, catastrophic events or other factors. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, transaction errors, processing inefficiencies, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.
In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers, or suppliers.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, trade secrets, copyrights, and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements, third-party nondisclosure and assignment agreements, and policing of third-party misuses of our intellectual property. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.
We may be unaware of intellectual property rights of others that may cover some of our technology, brands, or products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third-party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.

Our results of operations could be affected by natural events in the locations in which we or our customers, suppliers or regulators operate.
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our customers, suppliers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay the delivery of our products. Influenza or other pandemics could disrupt production of our products, reduce demand for certain of our products, or disrupt the marketplace in the foodservice or retail environment with consequent material adverse effects on our results of operations. While we insure against certain business interruption risks, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters. To the extent we are unable to, or cannot, financially mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a material adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain.

Our indebtedness levels could impact our business.
Our ability to make payments on and to refinance our indebtedness, including any future debt that we may incur, will depend on our ability to generate cash from operations, financings, or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing, retail trade incentives, advertising and product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets, or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our indebtedness instruments to avoid being in default. If we breach the covenants under our indebtedness instruments and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our indebtedness instruments, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
Our indebtedness could also impair our ability to obtain additional financing for working capital, capital expenditures, or general corporate purposes, especially if the ratings assigned to our debt securities by rating organizations were revised downward.

In addition, our leverage could put us at a competitive disadvantage compared to less-leveraged competitors that could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our ability to withstand competitive pressures and to react to changes in the food and beverage industry could be impaired, making us more vulnerable in the event of a general downturn in economic conditions, in our industry, or in our business.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations and make strategic acquisitions, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our existing indebtedness.
We have a substantial amount of indebtedness, and are permitted to incur a substantial amount of additional indebtedness, including secured debt. The existing debt together with the incurrence of additional indebtedness could have important consequences. For example, our indebtedness could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes;

•	result in a downgrade to our credit rating;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are not as highly leveraged;

•	increase our vulnerability to general economic and industry conditions;

•	make it more difficult for us to make payments on our existing indebtedness;

•
require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund its operations, capital expenditures and future business opportunities; and

•	in the case of any additional indebtedness, exacerbate the risks associated with our substantial financial leverage.
In addition, the credit agreement and indentures governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants will limit our ability to, among other things, incur or permit to exist certain liens or merge or consolidate with or into, another company, in each case with customary exceptions.

The terms of our Series A Preferred Stock provide for a 9.0% per annum dividend, payment of which could adversely affect our results of operations and could result in a net loss.
The terms of our Series A Preferred Stock provide for a 9.0% per annum dividend, or approximately $720 million per year based on the number of shares of Series A Preferred Stock currently outstanding. These dividend payments resulted in a net loss attributable to Heinz’s common shareholders in its fiscal year ended December 28, 2014, despite Heinz otherwise having generated approximately $672 million in net income during that period. To the extent dividend payments to holders of the Series A Preferred Stock exceed our net income (before taking into account such payments) in any fiscal year, a net loss would result. Even if such dividend payments do not exceed our net income, the payment obligation will have a negative impact on our results of operations.

The Sponsors have substantial control over us and may have conflicts of interest with us in the future.
The Sponsors (together with other persons who were Heinz stockholders prior to the consummation of the 2015 Merger) own approximately 51% of our common stock on a fully diluted basis. The Sponsors also designated six of our initial 11 directors at the closing of the 2015 Merger pursuant to the Merger Agreement and Bernardo Hees, a partner of 3G Capital, one of the Sponsors, serves as our Chief Executive Officer. As a result, the Sponsors have substantial control over our management and decisions of the board of directors as well as over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors and approving mergers or sales of substantially all of our capital stock or our assets. In addition, to the extent that the Sponsors collectively hold a majority of our common stock, they together would have the power to take shareholder action by written consent to adopt amendments to our charter or take other actions that require the vote of holders of a majority of the outstanding common stock. The directors designated by the Sponsors will have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the

Sponsors continue to own a significant amount of our equity, they will continue to be able to strongly influence or effectively control our decisions.

Future sales of our common stock in the public market could cause volatility in the price of our common stock or cause the share price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities.
The Kraft Heinz Company, 3G Capital and Berkshire Hathaway entered into a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by 3G Global Food Holdings LP and Berkshire Hathaway Inc., which represents all shares of our common stock held by the Sponsors as of the date of the closing of the merger. As of the closing of the 2015 Merger, registrable shares represented approximately 51% of our outstanding common stock on a fully diluted basis. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, sales of a large number of registrable shares may be made upon registration of such shares with the SEC in accordance with the terms of the registration rights agreement. Registration and sales of our common stock effected pursuant to the registration rights agreement will increase the number of shares being sold in the public market and may increase the volatility of the price of our common stock.

Our ability to pay regular dividends to our shareholders is subject to the discretion of the board of directors and may be limited by our debt agreements, limitations under Delaware law and the rights of holders of Series A Preferred Stock.
Although it is currently anticipated that we will continue pay regular quarterly dividends, any such determination to pay dividends will be at the discretion of the board of directors and will be dependent on then-existing conditions, including our financial condition, earnings, legal requirements, including limitations under Delaware law, the rights of holders of shares of the Series A Preferred Stock to receive dividends in respect of such shares prior to us being permitted to pay any dividends in respect of our common stock and other factors the board of directors deems relevant. The board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. For these reasons, shareholders will not be able to rely on dividends to receive a return on investment. Accordingly, realization of any gain on shares of our common stock may depend on the appreciation of the price of our common stock, which may never occur.

We may not generate U.S. earnings and profits sufficient for distributions paid to shareholders to be treated as dividends for U.S. federal income tax purposes.
Although it is currently anticipated that we will continue pay regular quarterly dividends, our earnings and (as determined under U.S. tax principles) may not be sufficient for all or a portion of these distributions to be treated as dividends for U.S. federal income tax purposes. If our earnings and profits are not sufficient, these distributions would be treated as a return of capital to each shareholder, up to the extent of the shareholder’s tax basis. If a shareholder does not have sufficient tax basis, these distributions could result in taxable gains to the shareholder. Shareholders should consult their tax advisors for a full understanding of all of the tax consequences of the receipt of dividends, including distributions in excess of our earnings and profits.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger, dated as of March 24, 2015, by and among H.J. Heinz Holding Corporation, Kite Merger Sub Corp., Kite Merger Sub LLC and Kraft Foods Group, Inc.(incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-203364), filed on April 10, 2015, as amended).

3.1
Second Amended and Restated Certificate of Incorporation of H.J. Heinz Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 2, 2015).

3.2	Amended and Restated Bylaws of The Kraft Heinz Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 2, 2015).
4.1
Amended and Restated Registration Rights Agreement, dated as of July 2, 2015, by and among the Company, 3G Global Food Holdings LP and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 2, 2015).

4.2
Indenture dated as of July 1, 2015, governing debt securities by and among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.3
First Supplemental Indenture dated as of July 1, 2015, governing the 2.000% Senior Notes due 2023, by and among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.4	Form of the 2.000% Senior Notes due 2023 (included in Exhibit 4.3).
4.5
Second Supplemental Indenture dated as of July 1, 2015, governing the 4.125% Senior Notes due 2027, by and among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.6	Form of the 4.125% Senior Notes due 2027 (included in Exhibit 4.5).
4.7
Third Supplemental Indenture dated as of July 2, 2015, governing the 1.60% Senior Notes due 2017, the 2.00% Senior Notes due 2018, the 2.80% Senior Notes due 2020, the 3.50% Senior Notes due 2022, the 3.95% Senior Notes due 2025, the 5.00% Senior Notes due 2035 and the 5.20% Senior Notes due 2045, by and among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.8
Form of the 1.60% Senior Notes due 2017, the 2.00% Senior Notes due 2018, the 2.80% Senior Notes due 2020, the 3.50% Senior Notes due 2022, the 3.95% Senior Notes due 2025, the 5.00% Senior Notes due 2035 and the 5.20% Senior Notes due 2045 (included in Exhibit 4.7).

4.9
Registration Rights Agreement dated as of July 2, 2015, relating to the 1.60% Senior Notes due 2017, the 2.00% Senior Notes due 2018, the 2.80% Senior Notes due 2020, the 3.50% Senior Notes due 2022, the 3.95% Senior Notes due 2025, the 5.00% Senior Notes due 2035 and the 5.20% Senior Notes due 2045, by and among H. J. Heinz Company, H.J. Heinz Holding Corporation, Barclays Capital Inc., J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, for themselves and on behalf of the other initial purchasers (incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.10
Indenture dated as of July 6, 2015, governing debt securities by and among Kraft Canada Inc., as issuer, The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.11
First Supplemental Indenture dated as of July 6, 2015, governing the Floating Rate Senior Notes due 2018, by and among Kraft Canada Inc., as issuer, The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.10 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.12	Form of the Floating Rate Senior Notes due 2018 (included in Exhibit 4.11).
4.13
Second Supplemental Indenture dated as of July 6, 2015, governing the Floating Rate Senior Notes due 2020, by and among Kraft Canada Inc., as issuer, The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.14	Form of the Floating Rate Senior Notes due 2020 (included in Exhibit 4.13).
4.15
Third Supplemental Indenture dated as of July 6, 2015, governing the 2.70% Senior Notes due 2020, by and among Kraft Canada Inc., as issuer, The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.14 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.16	Form of the 2.70% Senior Notes due 2020 (included in Exhibit 4.15).
4.17
Guarantee Agreement dated as of July 6, 2015, by and among The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.16 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.18
Indenture by and between Kraft Foods Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.4 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 1-35491), filed on June 21, 2012).

4.19
Supplemental Indenture No. 1 by and between Kraft Foods Group, Inc., Mondelçz International, Inc. (formerly known as Kraft Foods Inc.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.5 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 1-35491), filed on June 21, 2012).

4.20
Supplemental Indenture No. 2 by and between Kraft Foods Group, Inc., Mondelçz International, Inc. (formerly known as Kraft Foods Inc.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of July 18, 2012 (incorporated by reference to Exhibit 10.27 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 1-35491), filed on August 6, 2012).

4.21
Supplemental Indenture No. 3 dated as of July 2, 2015, governing the 2.250% Notes due 2017, 6.125% Notes due 2018, 5.375% Notes due 2020, 3.500% Notes due 2022, 6.875% Notes due 2039, 6.500% Notes due 2040 and 5.000% Notes due 2042, by and among Kraft Foods Group, Inc., as issuer, H. J. Heinz Company, as successor, H.J. Heinz Holding Corporation, as parent guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.17 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.22
Third Supplemental Indenture dated July 2, 2015, governing the 6.75% Debentures due 2032 and 7.125% Debentures due 2039 by and among H.J. Heinz Holding Corporation, H. J. Heinz Company and The Bank of New York Mellon (as successor trustee to Bank One, National Association) (incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.23
Third Supplemental Indenture dated July 2, 2015, governing the 6.375% Debentures due 2028 by and among H.J. Heinz Holding Corporation, H. J. Heinz Company and The Bank of New York Mellon (as successor trustee to Bank One, National Association) incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
_______________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KRAFT HEINZ COMPANY
(Registrant)
Date:	August 10, 2015
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

THE KRAFT HEINZ COMPANY
(Registrant)
Date:	August 10, 2015
		By:	/s/ Christopher R. Skinger
Christopher R. Skinger
Vice President, Global Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of March 24, 2015, by and among H.J. Heinz Holding Corporation, Kite Merger Sub Corp., Kite Merger Sub LLC and Kraft Foods Group, Inc.(incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-203364), filed on April 10, 2015, as amended).

3.1
Second Amended and Restated Certificate of Incorporation of H.J. Heinz Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 2, 2015).

3.2	Amended and Restated Bylaws of The Kraft Heinz Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 2, 2015).
4.1
Amended and Restated Registration Rights Agreement, dated as of July 2, 2015, by and among the Company, 3G Global Food Holdings LP and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 2, 2015).

4.2
Indenture dated as of July 1, 2015, governing debt securities by and among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.3
First Supplemental Indenture dated as of July 1, 2015, governing the 2.000% Senior Notes due 2023, by and among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.4	Form of the 2.000% Senior Notes due 2023 (included in Exhibit 4.3).
4.5
Second Supplemental Indenture dated as of July 1, 2015, governing the 4.125% Senior Notes due 2027, by and among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.6	Form of the 4.125% Senior Notes due 2027 (included in Exhibit 4.5).
4.7
Third Supplemental Indenture dated as of July 2, 2015, governing the 1.60% Senior Notes due 2017, the 2.00% Senior Notes due 2018, the 2.80% Senior Notes due 2020, the 3.50% Senior Notes due 2022, the 3.95% Senior Notes due 2025, the 5.00% Senior Notes due 2035 and the 5.20% Senior Notes due 2045, by and among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.8
Form of the 1.60% Senior Notes due 2017, the 2.00% Senior Notes due 2018, the 2.80% Senior Notes due 2020, the 3.50% Senior Notes due 2022, the 3.95% Senior Notes due 2025, the 5.00% Senior Notes due 2035 and the 5.20% Senior Notes due 2045 (included in Exhibit 4.7).

4.9
Registration Rights Agreement dated as of July 2, 2015, relating to the 1.60% Senior Notes due 2017, the 2.00% Senior Notes due 2018, the 2.80% Senior Notes due 2020, the 3.50% Senior Notes due 2022, the 3.95% Senior Notes due 2025, the 5.00% Senior Notes due 2035 and the 5.20% Senior Notes due 2045, by and among H. J. Heinz Company, H.J. Heinz Holding Corporation, Barclays Capital Inc., J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, for themselves and on behalf of the other initial purchasers (incorporated by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.10
Indenture dated as of July 6, 2015, governing debt securities by and among Kraft Canada Inc., as issuer, The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.11
First Supplemental Indenture dated as of July 6, 2015, governing the Floating Rate Senior Notes due 2018, by and among Kraft Canada Inc., as issuer, The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.10 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.12	Form of the Floating Rate Senior Notes due 2018 (included in Exhibit 4.11).
4.13
Second Supplemental Indenture dated as of July 6, 2015, governing the Floating Rate Senior Notes due 2020, by and among Kraft Canada Inc., as issuer, The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.14	Form of the Floating Rate Senior Notes due 2020 (included in Exhibit 4.13).

4.15
Third Supplemental Indenture dated as of July 6, 2015, governing the 2.70% Senior Notes due 2020, by and among Kraft Canada Inc., as issuer, The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.14 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.16	Form of the 2.70% Senior Notes due 2020 (included in Exhibit 4.15).
4.17
Guarantee Agreement dated as of July 6, 2015, by and among The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.16 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.18
Indenture by and between Kraft Foods Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.4 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 1-35491), filed on June 21, 2012).

4.19
Supplemental Indenture No. 1 by and between Kraft Foods Group, Inc., Mondelçz International, Inc. (formerly known as Kraft Foods Inc.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.5 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 1-35491), filed on June 21, 2012).

4.20
Supplemental Indenture No. 2 by and between Kraft Foods Group, Inc., Mondelçz International, Inc. (formerly known as Kraft Foods Inc.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of July 18, 2012 (incorporated by reference to Exhibit 10.27 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 1-35491), filed on August 6, 2012).

4.21
Supplemental Indenture No. 3 dated as of July 2, 2015, governing the 2.250% Notes due 2017, 6.125% Notes due 2018, 5.375% Notes due 2020, 3.500% Notes due 2022, 6.875% Notes due 2039, 6.500% Notes due 2040 and 5.000% Notes due 2042, by and among Kraft Foods Group, Inc., as issuer, H. J. Heinz Company, as successor, H.J. Heinz Holding Corporation, as parent guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.17 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.22
Third Supplemental Indenture dated July 2, 2015, governing the 6.75% Debentures due 2032 and 7.125% Debentures due 2039 by and among H.J. Heinz Holding Corporation, H. J. Heinz Company and The Bank of New York Mellon (as successor trustee to Bank One, National Association) (incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.23
Third Supplemental Indenture dated July 2, 2015, governing the 6.375% Debentures due 2028 by and among H.J. Heinz Holding Corporation, H. J. Heinz Company and The Bank of New York Mellon (as successor trustee to Bank One, National Association) incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
_______________________________________