Form 10-Q
period 2015-09-27
Kraft Heinz Co
filed 2015-11-06
CIK 1637459

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes X  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _	Accelerated filer _	Non-accelerated filer X	Smaller reporting company _
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X
The number of shares of the Registrant’s common stock outstanding as of November 1, 2015 was 1,213,455,716 shares.

The Kraft Heinz Company

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” refer, collectively, to The Kraft Heinz Company.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$6,120	$2,594	$11,214	$8,123
Cost of products sold	4,492	1,827	7,857	5,741
Gross profit	1,628	767	3,357	2,382
Selling, general and administrative expenses	1,229	358	2,005	1,166
Operating income	399	409	1,352	1,216
Interest expense	460	167	1,055	504
Other expense, net	108	28	314	80
(Loss)/income before income taxes	(169)	214	(17)	632
(Benefit from)/provision for income taxes	(49)	40	(16)	125
Net (loss)/income	(120)	174	(1)	507
Net income attributable to noncontrolling interest	3	2	10	13
Net (loss)/income attributable to Kraft Heinz	(123)	172	(11)	494
Preferred dividend	180	180	540	540
Net loss attributable to common shareholders	$(303)	$(8)	$(551)	$(46)

Per share data applicable to common shareholders:
Basic loss per share	$(0.27)	$(0.02)	$(0.87)	$(0.12)
Diluted loss per share	$(0.27)	$(0.02)	$(0.87)	$(0.12)
Dividends declared	$0.55	$—	$0.55	$—

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net (loss)/income	$(120)	$174	$(1)	$507
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(1,023)	(714)	(1,456)	(419)
Net deferred gains on net investment hedges	195	269	421	109
Net postemployment benefit gains/(losses)	892	(25)	873	(53)
Reclassification of net postemployment benefit gains to net income	(11)	(1)	(4)	(3)
Net deferred gains/(losses) on cash flow hedges	45	23	(32)	(136)
Net deferred (gains)/losses on cash flow hedges reclassified to net income	(9)	4	129	—
Total other comprehensive income/(loss)	89	(444)	(69)	(502)
Total comprehensive (loss)/income	(31)	(270)	(70)	5
Comprehensive income/(loss) attributable to noncontrolling interest	(14)	(2)	(20)	12
Comprehensive loss attributable to Kraft Heinz	$(17)	$(268)	$(50)	$(7)

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 27, 2015	December 28, 2014
ASSETS
Cash and cash equivalents	$4,437	$2,298
Trade receivables (net of allowances of $32 in 2015 and $8 in 2014)	1,613	851
Inventories	2,981	1,185
Other current assets	1,380	581
Total current assets	10,411	4,915
Property, plant and equipment, net	6,432	2,365
Goodwill	46,750	14,959
Intangible assets, net	56,693	13,188
Other assets	1,506	1,108
TOTAL ASSETS	$121,792	$36,535
LIABILITIES AND EQUITY
Trade payables	$2,719	$1,651
Accrued marketing	732	297
Accrued postemployment costs	401	15
Income taxes payable	410	232
Other current liabilities	1,484	897
Total current liabilities	5,746	3,092
Long-term debt	25,250	13,358
Deferred income taxes	19,684	3,867
Accrued postemployment costs	3,019	244
Other liabilities	734	289
TOTAL LIABILITIES	54,433	20,850
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interest	22	29
9.00% Series A cumulative redeemable preferred stock, 80,000 authorized and issued shares at September 27, 2015 and December 28, 2014, $.01 par value	8,320	8,320
Equity:
Common stock, $.01 par value (5,000,000,000 shares authorized, 1,213,358,420 shares issued and 1,213,171,703 shares outstanding at September 27, 2015; 4,000,000,000 shares authorized, 377,010,463 shares issued and outstanding at December 28, 2014)	12	4
Warrants	—	367
Additional paid-in capital	59,622	7,320
Retained deficit	(196)	—
Accumulated other comprehensive losses	(613)	(574)
Treasury stock, at cost	(14)	—
Total shareholders' equity	58,811	7,117
Noncontrolling interest	206	219
TOTAL EQUITY	59,017	7,336
TOTAL LIABILITIES AND EQUITY	$121,792	$36,535

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
(in millions)
(Unaudited)

	Common Stock	Warrants	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Losses	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 28, 2014	$4	$367	$7,320	$—	$(574)	$—	$219	$7,336
Net (loss)/income	—	—	—	(11)	—	—	10	(1)
Other comprehensive loss excluding redeemable noncontrolling interest	—	—	—	—	(39)	—	(23)	(62)
Dividends declared-preferred stock	—	—	(360)	(180)	—	—	—	(540)
Dividends declared-common stock	—	—	(668)	—	—	—	—	(668)
Exercise of warrants	—	(367)	367	—	—	—	—	—
Issuance of common stock	2	—	9,998	—	—	—	—	10,000
Acquisition of Kraft Foods Group, Inc.	6	—	42,849	—	—	—	—	42,855
Exercise of stock options, issuance of other stock awards, and other	—	—	116	(5)	—	(14)	—	97
Balance at September 27, 2015	$12	$—	$59,622	$(196)	$(613)	$(14)	$206	$59,017

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 27, 2015	September 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1)	$507
Adjustments to reconcile net (loss)/income to operating cash flows:
Depreciation and amortization	402	429
Amortization of postretirement benefit plans prior service credits	(31)	(5)
Equity award compensation expense	98	6
Deferred income tax provision	(562)	(140)
Pension contributions	(47)	(59)
Impairment losses on indefinite-lived intangible assets	58	62
Nonmonetary currency devaluation	234	—
Loss on discontinuation of interest rate cash flow hedge	227	—
Write-off of debt issuance costs	236	—
Other items, net	(13)	146
Changes in current assets and liabilities:
Receivables	281	103
Inventories	23	(27)
Accounts payable	(97)	185
Other current assets	15	(8)
Other current liabilities	(77)	132
Net cash provided by operating activities	746	1,331
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(366)	(247)
Proceeds from disposals of property, plant and equipment	8	42
Payments to acquire Kraft Foods Group, Inc., net of cash acquired	(9,468)	—
Proceeds from net investment hedges	481	—
Other investing activities, net	(56)	(4)
Net cash used for investing activities	(9,401)	(209)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(12,308)	(75)
Proceeds from issuance of long-term debt	14,823	2
Net repayments of short-term debt	(49)	(11)
Proceeds from issuance of common stock	10,000	—
Dividends paid-preferred stock	(540)	(540)
Dividends paid-common stock	(637)	—
Other financing activities, net	(98)	14
Net cash provided by/(used for) financing activities	11,191	(610)
Effect of exchange rate changes on cash and cash equivalents	(397)	(117)
Cash and cash equivalents:
Net increase	2,139	395
Balance at beginning of period	2,298	2,459
Balance at end of period	$4,437	$2,854

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Background and Basis of Presentation
Basis of Presentation:
Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In management’s opinion, these interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary to present fairly our results for the periods presented.
The condensed consolidated balance sheet data at December 28, 2014 were derived from audited financial statements, but do not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our audited consolidated financial statements and related notes, as of and for the year ended December 28, 2014, included in our Registration Statement on Form S-4 (the “Form S-4”) filed with the Securities and Exchange Commission (the “SEC”), which was declared effective on June 2, 2015. The results for interim periods are not necessarily indicative of future or annual results.
Organization:
On July 2, 2015 (the “Merger Date”), through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company (“Kraft Heinz”).
Before the consummation of the 2015 Merger, Heinz had been controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Global Food Holdings, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”) following their acquisition of H.J. Heinz Company on June 7, 2013 (the “2013 Merger”). The Sponsors initially owned 850 million shares of common stock in Heinz; Berkshire Hathaway also held a warrant to purchase 46 million additional shares of common stock, which it exercised in June 2015. Prior to, but in connection with, the 2015 Merger, the Sponsors made equity investments whereby they purchased an additional 500 million newly issued shares of Heinz common stock for an aggregate purchase price of $10.0 billion.
Immediately prior to the consummation of the 2015 Merger, each share of Heinz issued and outstanding common stock was reclassified and changed into 0.443332 of a share of Kraft Heinz common stock. All share and per share amounts in the condensed consolidated financial statements and related notes have been retroactively adjusted for all periods presented to give effect to this conversion, including reclassifying an amount equal to the change in par value of common stock from additional paid-in capital. In the 2015 Merger, all outstanding shares of Kraft common stock (other than deferred shares and restricted shares) were converted into the right to receive, on a one-for-one basis, shares of Kraft Heinz common stock. Upon the completion of the 2015 Merger, the Kraft shareholders of record immediately prior to the closing of the 2015 Merger received a special cash dividend of $16.50 per share.
Changes in Accounting and Reporting:
Effective in the third quarter of 2015, we made the following changes in accounting and reporting to harmonize our accounting and reporting as Kraft Heinz:

•
We made a voluntary change in accounting policy to classify certain warehouse and distribution costs (including shipping and handling costs) associated with the distribution of finished product to our customers as cost of products sold, which were previously recorded in selling, general and administrative expenses (“SG&A”). We made this voluntary change in accounting policy because we believe this presentation is preferable, as the classification in cost of products sold better reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of our financial statements with industry peers and aligns with how we internally manage and review costs. As required by U.S. GAAP, the change has been reflected in the condensed consolidated statements of income through retrospective application of the change in accounting policy. The impact of this change was to increase cost of products sold and decrease SG&A by $171 million for the three months and $501 million for the nine months ended September 28, 2014.

•
We made a voluntary change in accounting policy to classify our trademark and license intangible asset impairments and amortization in SG&A, which were previously recorded in cost of products sold. We made this voluntary change in accounting policy because we believe this presentation is preferable, as removing these expenses from cost of products sold better aligns cost of products sold with costs directly associated with generating revenue. Additionally, this presentation enhances the comparability of our financial statements with industry peers and aligns with how we internally manage and review costs. As required by U.S. GAAP, the change has been reflected in the condensed consolidated statements of income through retrospective application of the change in accounting policy. The impact of this change was to increase SG&A and decrease cost of products sold by $5 million for the three months and $77 million for the nine months ended September 28, 2014.

•
During the third quarter of 2015, we determined that we had previously misclassified customer related intangible asset amortization. Such costs were previously included in cost of products sold but should have been included in SG&A. We have revised the classification to report these expenses in SG&A in the condensed consolidated statements of income for the three and nine months ended September 28, 2014. The impact of this revision was to increase SG&A and decrease cost of products sold by $17 million for the three months and $51 million for the nine months ended September 28, 2014.

•
Beginning in the third quarter of 2015, based on materiality considerations, we reclassified expenses related to the 2015 Merger into SG&A. Previously, we recorded these expenses as 2015 Merger related costs in our condensed consolidated statements of income.

•
In the third quarter of 2015, based on materiality considerations, we reclassified interest income into other expense, net. Previously, it was recorded as interest income in our condensed consolidated statements of income.

During the first quarter of 2015, we determined that we had misstated foreign currency translation gains and losses on goodwill from the date of the 2013 Merger through December 28, 2014, as well as deferred taxes recognized on the 2013 Merger opening balance sheet. During the first quarter of 2015, we recorded out-of-period corrections to reduce goodwill by $40 million, reduce deferred tax assets by $11 million, and reduce accumulated other comprehensive income by $51 million. These misstatements were not material to our current or any prior period financial statements.
Recently Issued Accounting Standards:
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update (“ASU”) that superseded previously existing revenue recognition guidance. Under this ASU, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective beginning in the first quarter of our fiscal year 2018. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
In April 2015, the FASB issued an ASU intended to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. We early-adopted this ASU in the third quarter of 2015, and accordingly reclassified unamortized debt issuance costs of $228 million from other assets to long-term debt on the condensed consolidated balance sheet at December 28, 2014.
In September 2015, the FASB issued an ASU intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The ASU requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. We early-adopted this ASU in the third quarter of 2015. The adoption of this ASU did not have a material impact on our financial statements and related disclosures.

Note 2. Merger and Acquisition
Transaction Overview:
As discussed in Note 1, Background and Basis of Presentation, Heinz merged with Kraft on July 2, 2015. The Kraft businesses manufacture and market food and beverage products, including cheese, meats, refreshment beverages, coffee, packaged dinners, refrigerated meals, snack nuts, dressings, and other grocery products, primarily in the United States and Canada. Total net sales for Kraft during its most recent pre-acquisition year ended December 27, 2014 were $18.2 billion. Following the Merger Date, the operating results of the Kraft businesses have been included in our condensed consolidated financial statements. For the period from the Merger Date through September 27, 2015, Kraft's net sales were $3.9 billion and net loss was $90 million.
The 2015 Merger was accounted for under the acquisition method of accounting for business combinations and Heinz was considered to be the acquiring company. Under the acquisition method of accounting, total consideration exchanged was (in millions):

Aggregate fair value of Kraft common stock	$42,502
$16.50 per share special cash dividend	9,782
Fair value of replacement equity awards	353
Total consideration exchanged	$52,637
Valuation Assumptions and Preliminary Purchase Price Allocation:
We utilized estimated fair values at the Merger Date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of net assets acquired, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction was:

(in millions)
Cash	$314
Other current assets	3,893
Property, plant and equipment	4,215
Identifiable intangible assets	44,107
Other non-current assets	661
Trade and other payables	(3,370)
Long-term debt	(9,286)
Net postemployment benefits and other noncurrent liabilities	(4,731)
Deferred income tax liabilities	(15,812)
Net assets acquired	19,991
Goodwill on acquisition	32,646
Total consideration	52,637
Preliminary fair value of shares exchanged and equity awards	42,855
Total cash consideration paid to Kraft shareholders	9,782
Cash and cash equivalents of Kraft at Merger Date	314
Acquisition of business, net of cash on hand	$9,468
The 2015 Merger preliminarily resulted in $32.6 billion of non tax deductible goodwill relating principally to synergies expected to be achieved from the combined operations and planned growth in new markets. Goodwill has preliminarily been allocated to our reportable segments as shown in Note 6, Goodwill and Intangible Assets.

The preliminary purchase price allocation to identifiable intangible assets acquired was:

	Preliminary Fair Value	Weighted Average Life
	(in millions of dollars)
Indefinite-lived trademarks	$39,710
Definite-lived trademarks	1,594	23
Customer relationships	2,803	29
Total identifiable intangible assets	$44,107
We preliminarily valued trademarks using either the excess earnings method or relief from royalty method, which are both variations of the income approach. We used the excess earnings method for our most significant trademarks due to their impact on the cash flows of the business and used the relief from royalty method for the remaining trademarks and licenses. For customer relationships, we used the distributor method, a variation of the excess earnings method that uses distributor-based inputs for margins and contributory asset charges.
Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in significant changes to the final valuation.
We used existing carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items at the Merger Date.
We preliminarily valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $347 million that was recognized in cost of products sold in the period from the Merger Date to September 27, 2015 as the related inventory was sold. Raw materials and packaging inventory was valued using the replacement cost approach.
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
Pro Forma Results:
The following tables provide unaudited pro forma results, prepared in accordance with ASC 805, for the three and nine months ended September 27, 2015 and September 28, 2014, as if Kraft had been acquired as of December 30, 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions, except per share data)
Net sales	$6,363	$6,993	$20,323	$21,626
Net income	12	608	1,116	1,500
Basic (loss)/earnings per share	(0.14)	0.36	0.48	0.80
Diluted (loss)/earnings per share	(0.14)	0.35	0.47	0.78
The unaudited pro forma results include certain preliminary purchase accounting adjustments. We have made pro forma adjustments to 2015 results to exclude deal costs (“Deal Costs”) of $59 million, net of tax, for the three and $102 million, net of tax, for the nine months ended September 27, 2015 and to exclude $213 million, net of tax, of non-cash costs related to the fair value step-up of Kraft’s inventory (“Inventory Step-up Costs”) for the three and nine months ended September 27, 2015, because such costs are nonrecurring and are directly attributable to the 2015 Merger. As required by U.S. GAAP, we have made pro forma adjustments to include the Deal Costs and Inventory Step-up Costs in results for the three and nine months ended September 28, 2014.

The unaudited pro forma results do not include any anticipated cost savings or other effects of future integration efforts. Unaudited pro forma amounts are not necessarily indicative of results had the 2015 Merger occurred on December 30, 2013 or of future results.
Note 3. Integration and Restructuring Expenses
Following the 2015 Merger, we announced a multi-year program (the “Integration Program”) designed to reduce costs, integrate, and optimize the combined organization. As part of these activities, we incur expenses (primarily employee separations, lease terminations and other direct exit costs) that qualify as exit and disposal costs under U.S. GAAP. We also incur expenses that are an integral component of, and directly attributable to, our restructuring activities, which do not qualify as exit and disposal costs (primarily accelerated depreciation, asset impairments, implementation costs such as new facility relocation and start-up costs, and other incremental costs).
Integration Program:
The Integration Program is expected to achieve $1.5 billion of pre-tax savings by 2017, primarily benefiting the United States and Canada reportable segments, and will be sourced from our organization, footprint and zero-based budgeting productivity plans.
We currently expect the Integration Program will result in $1.9 billion of pre-tax costs, with approximately 60% reflected in cost of products sold, comprised of the following categories:

•
Organization costs ($700 million) associated with our plans to streamline and simplify our operating structure, resulting in workforce reduction. These costs will primarily include: severance and employee benefits (cash severance, non-cash severance, including accelerated equity award compensation expense, and pension and other termination benefits). Beginning in August 2015, we announced a new, streamlined structure for our businesses in the United States and Canada reportable segments. This resulted in the reduction of salaried positions across the United States and Canada. We currently expect to eliminate 2,650 positions.

•
Footprint costs ($1.1 billion) associated with our plans to optimize our production and supply chain network, resulting in facility closures and consolidations. These costs will primarily include: asset-related costs (accelerated depreciation and asset impairment charges), costs to exit facilities, relocation and start-up costs of new facilities, and severance and employee benefits. On November 4, 2015, we announced the closure of an additional 7 factories and began consolidation of our distribution network. In a staged process over the next 12-24 months, production in these locations will shift to other existing factories in the United States and Canada. Overall, we expect to eliminate 2,600 positions.

•	Other costs ($100 million) incurred as a direct result of restructuring activities, primarily including: contract and lease terminations, professional fees and other incremental third-party fees.
For the three months ended September 27, 2015, we have incurred costs of $401 million under the Integration Program including: $375 million of severance and employee benefit costs, $3 million of non-cash asset-related costs and $23 million of other implementation costs. For the nine months ended September 27, 2015, we have incurred $443 million of costs under the Integration Program including: $379 million of severance and employee benefit costs, $25 million of non-cash asset-related costs, $34 million of other implementation costs and $5 million of other exit costs. We expect approximately 60% of the Integration Program expenses will be cash expenditures. Additionally, we anticipate capital expenditures of approximately $1.1 billion related to the Integration Program.
At September 27, 2015, the total Integration Program liability related primarily to the elimination of salaried positions across the United States and Canada; 2,250 of whom have left the company by September 27, 2015. As of September 27, 2015, the liability balance associated with the Integration Program, which qualifies as U.S. GAAP exit and disposal costs, was:

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
	(in millions)
Balance at December 28, 2014	$—	$—	$—
Charges	379	5	384
Cash payments	(147)	(2)	(149)
Non-cash utilization	(64)	—	(64)
Balance at September 27, 2015	$168	$3	$171
(a) Other costs primarily represent contract and lease terminations.
We expect a substantial portion of the Integration Program liability at September 27, 2015 will be paid in the remainder of 2015.

Restructuring Activities:
Prior to the 2015 Merger, Heinz executed a number of other restructuring activities focused primarily on work-force reduction and factory closure and consolidation in relation to the 2013 Merger. Those programs, which are substantially complete, resulted in the elimination of 7,800 positions and cumulative $500 million severance and employee benefit costs, $330 million non-cash asset-related costs and $160 million other exit costs through September 27, 2015. We incurred costs related to our restructuring activities of $81 million in the three months and $144 million in the nine months ended September 27, 2015 and $141 million in the three months and $445 million in the nine months ended September 28, 2014.
As of September 27, 2015, the liability balance associated with active restructuring projects, which qualifies as U.S. GAAP exit and disposal costs, was:

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
	(in millions)
Balance at December 28, 2014	$53	$26	$79
Charges	49	14	63
Cash payments	(86)	(14)	(100)
Non-cash utilization	(1)	(1)	(2)
Balance at September 27, 2015	$15	$25	$40
(a) Other costs primarily represent contract and lease terminations.

Total Integration and Restructuring:
Our total Integration Program and Restructuring expenses were:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Severance and Employee benefit costs - COGS	$85	$21	$104	$100
Severance and Employee benefit costs - SG&A	311	21	324	32
Asset related costs - COGS	49	41	83	169
Asset related costs - SG&A	—	—	—	8
Other exit costs - COGS	25	47	48	107
Other exit costs - SG&A	12	11	28	29
	$482	$141	$587	$445
Following the 2015 Merger, in the third quarter, we began to report under a new segment structure (see Note 18, Segment Reporting, for additional information) and have reflected these changes for all historical periods presented. We do not include Integration Program and Restructuring expenses within Segment Adjusted EBITDA. The pre-tax impact of allocating such expenses to our reportable segments would have been as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
United States	$365	$47	$405	$130
Canada	39	—	51	103
Europe	72	73	106	144
Rest of World	1	14	10	34
Non-Operating	5	7	15	34
	$482	$141	$587	$445

Note 4. Inventories
Inventories at September 27, 2015 and December 28, 2014 were:

	September 27, 2015	December 28, 2014
	(in millions)
Packaging and ingredients	$611	$223
Work in process	405	136
Finished product	1,965	826
Inventories	$2,981	$1,185
Note 5. Property, Plant and Equipment
Property, plant and equipment at September 27, 2015 and December 28, 2014 were:

	September 27, 2015	December 28, 2014
	(in millions)
Land	$317	$199
Buildings and improvements	1,690	597
Equipment and other	4,214	1,735
Construction in progress	824	265
	7,045	2,796
Accumulated depreciation	(613)	(431)
Property, plant and equipment, net	$6,432	$2,365
In the third quarter of 2015, we consummated the 2015 Merger and preliminarily recorded $4.2 billion of property, plant and equipment in purchase accounting. See Note 2, Merger and Acquisition, for additional information.
Note 6. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill from December 28, 2014 to September 27, 2015, by reportable segment, were:

	United States	Canada	Europe	Rest of World	Total
	(in millions)
Balance at December 28, 2014	$8,754	$1,348	$3,454	$1,403	$14,959
2015 Merger purchase accounting	27,682	4,964	—	—	32,646
Translation adjustments	—	(540)	(115)	(246)	(901)
Other	1	(5)	(94)	144	46
Balance at September 27, 2015	$36,437	$5,767	$3,245	$1,301	$46,750
In the third quarter of 2015, we consummated the 2015 Merger and preliminarily recorded $32.6 billion of goodwill in purchase accounting. The assignment of goodwill to reporting units was not complete as of the issuance date of this report. The goodwill recorded in connection with the 2015 Merger represented the preliminary fair value as of the Merger Date.
Additionally, we perform our annual impairment testing in the second quarter or when a triggering event occurs. We performed our annual impairment testing in the second quarter of 2015, prior to the completion of the 2015 Merger. No impairment of goodwill was reported as a result of our 2015 annual goodwill impairment test; however, the historical Heinz North America Consumer Products reporting unit had an estimated fair value in excess of its carrying value of less than 10%.
No events occurred during the three months ended September 27, 2015 that indicated it was more likely than not that our goodwill was impaired. If our current expectations of future growth rates are not met or if valuation factors outside of our control, such as discount rates, change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. There were no accumulated impairment losses to goodwill as of September 27, 2015.

Indefinite-lived intangible assets:
Indefinite-lived intangible assets primarily consisted of trademarks. The changes in indefinite-lived intangible assets from December 28, 2014 to September 27, 2015 were:

(in millions)
Balance at December 28, 2014	$11,872
2015 Merger purchase accounting	39,710
Impairment losses on indefinite-lived intangible assets	(58)
Transfers to definite-lived intangible assets	(553)
Translation adjustments	(392)
Balance at September 27, 2015	$50,579
In the third quarter of 2015, we consummated the 2015 Merger and preliminarily recorded $39.7 billion of indefinite-lived intangible assets in purchase accounting. The indefinite-lived intangible assets recorded in connection with the 2015 Merger represented the current fair values as of the Merger Date.
Additionally, we test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our annual impairment testing in the second quarter of 2015, prior to the completion of the 2015 Merger. As a result of our 2015 annual impairment test, we recognized non-cash impairment losses of $58 million in SG&A. The impairment losses were primarily related to declines within frozen soup in the United States, frozen meals and snacks primarily in the United Kingdom, and pasta sauce in the United States and Canada. Additionally, during our 2015 annual impairment test, 21 brands, with an aggregate carrying value of $2.4 billion, had excess fair values over their carrying values of less than 10%.
No events occurred during the three months ended September 27, 2015 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired. If our current expectations of future growth rates are not met or if valuation factors outside of our control, such as discount rates, change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future.
As a result of our 2014 annual impairment test, we recognized non-cash impairment losses of $62 million in SG&A.
Definite-lived intangible assets:
Definite-lived intangible assets at September 27, 2015 and December 28, 2014 were:

	September 27, 2015			December 28, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Trademarks	$2,091	$(22)	$2,069	$—	$—	$—
Customer-related assets	4,051	(166)	3,885	1,315	(99)	1,216
Licenses	193	(44)	149	118	(31)	87
Other	15	(4)	11	15	(2)	13
	$6,350	$(236)	$6,114	$1,448	$(132)	$1,316
Amortization expense for definite-lived intangible assets was $66 million for the three months and $111 million for the nine months ended September 27, 2015 and was $23 million for the three months and $68 million for the nine months ended September 28, 2014. Aside from amortization expense, the changes in definite-lived intangible assets from December 28, 2014 to September 27, 2015 reflect the impacts of preliminary purchase accounting, $553 million of transfers from indefinite-lived intangible assets and foreign currency. We estimate that annual amortization expense for definite-lived intangible assets for each of the next five years will be approximately $268 million.
Note 7. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment; accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates.

The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $357 million at September 27, 2015 and $71 million at December 28, 2014. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $225 million at September 27, 2015 and $58 million at December 28, 2014. It is reasonably possible that the amount of unrecognized tax benefits will decrease by as much as $127 million in the next 12 months primarily due to the progression of federal, state and foreign audits in process.
The September 27, 2015 gross unrecognized tax balance has increased substantially as a result of 2015 Merger preliminary purchase accounting and the recognition of a tax reserve resulting from an unfavorable judgment in a foreign tax court case in the third quarter of 2015. While we plan to continue vigorously defending our position, the unfavorable court decision has resulted in a change in our evaluation of the ability to record benefits for the issue. As a result, the issue has now been fully reserved for all tax years which have not been substantially concluded.
The effective tax rate for the three months ended September 27, 2015 was a benefit of 29.1% compared to an expense of 18.8% for the three months ended September 28, 2014. The effective tax rate for the nine months ended September 27, 2015 was a benefit of 92.4% compared to an expense of 19.8% for the nine months ended September 28, 2014. The change in the effective tax rate for the three and nine months ended September 27, 2015 is primarily driven by losses in the U.S. at a high statutory tax rate and a $76 million tax benefit resulting from an internal restructuring which caused a reduction of the state deferred tax rate on certain of our assets. Additionally, in the nine months ended September 27, 2015, we released approximately $14 million of valuation allowances. The release resulted from ongoing profitability in two foreign jurisdictions and expected profitability in a U.S. entity as a result of the 2015 Merger. The benefits in the three and nine months ended September 27, 2015 were partially offset by an increase in tax reserves of $43 million primarily resulting from the unfavorable court decision discussed above, and a $27 million expense resulting from an increase of state deferred tax rates as a result of the 2015 Merger.
Note 8. Employees’ Stock Incentive Plans
Stock Options:
In October 2013, the Heinz board of directors adopted the Heinz 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”), which authorized the issuance of shares of capital stock. Each Heinz stock option that was outstanding under the 2013 Omnibus Plan program immediately prior to the completion of the 2015 Merger was converted into 0.443332 of a Kraft Heinz stock option. Following this conversion, the 2013 Omnibus Plan authorized the issuance of up to 17,555,947 shares of our capital stock. All Heinz stock option amounts have been retrospectively adjusted for all periods presented to give effect to this conversion. We grant non-qualified stock options under the 2013 Omnibus Plan to select employees with a five-year cliff vesting. Such options have a maximum exercise term of ten years. If a participant is involuntarily terminated without cause, 20% of their options will vest, on an accelerated basis, for each full year of service after the grant date.
Prior to the 2015 Merger, Kraft issued equity awards, including stock options and restricted stock units (“RSUs”), under its 2012 Performance Incentive Plan. As a result of the 2015 Merger, each outstanding Kraft stock option was converted into an option to purchase a number of shares of our common stock based upon an option adjustment ratio. The aggregate number of shares of our common stock that may be issued under these Kraft stock options was 13.9 million with a weighted average exercise price of $37.69. These Kraft stock options will continue to vest and become exercisable in accordance with the terms and conditions as were applicable immediately prior to the completion of the 2015 Merger. Such options generally become exercisable in three annual installments beginning on the first anniversary of the grant date, and have a maximum exercise term of ten years.
We granted 3.4 million option awards during the nine months ended September 27, 2015 with a weighted average grant date fair value per share of $9.60, as computed using the Black-Scholes option pricing model. During the nine months ended September 27, 2015, 0.7 million stock options were exercised with a total intrinsic value of $21 million.
Our stock option activity from December 28, 2014 to September 27, 2015 was:

Number of Stock Options
Options outstanding at December 28, 2014	8,570,796
Kraft options converted	13,887,135
Options granted	3,409,031
Options forfeited	(593,462)
Options exercised	(655,436)
Options outstanding at September 27, 2015	24,618,064

Restricted Stock Units:
Each Kraft RSU that was outstanding immediately prior to the completion of the 2015 Merger was converted into one Kraft Heinz RSU. Kraft Heinz RSUs will continue to vest and be settled in accordance with the terms and conditions that were applicable immediately prior to the completion of the 2015 Merger. As a result of the 2015 Merger, 2.0 million RSUs were converted to Kraft Heinz RSUs. During the nine months ended September 27, 2015, 0.4 million shares of RSUs vested at an aggregate market value of $31 million.

Total Equity Awards:
The compensation cost related to equity awards is primarily recognized in SG&A. Equity award compensation cost and the related tax benefit was:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Pre-tax compensation cost	$91	$3	$98	$6
Tax benefit	34	1	37	2
After-tax compensation cost	$57	$2	$61	$4
Unrecognized compensation cost related to unvested equity awards was $133 million at September 27, 2015 and is expected to be recognized over a weighted average period of 2 years.
Note 9. Postemployment Benefits
Our employees participate in various employee benefit plans. Prior to the 2015 Merger, Kraft provided a range of benefits to its employees and retirees, including pension benefits and postretirement healthcare benefits. As part of the 2015 Merger, we assumed the assets and liabilities associated with these plans. Accordingly on the Merger Date we recorded assets of $89 million and liabilities of $4.4 billion on our balance sheet related to Kraft's postemployment benefit plans.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following for the three and nine months ended September 27, 2015 and September 28, 2014:

	For the Three Months Ended				For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	(in millions)
Service cost	$22	$1	$8	$6	$25	$3	$18	$19
Interest cost	82	7	30	28	91	22	73	83
Expected return on plan assets	(86)	(12)	(55)	(44)	(94)	(35)	(140)	(132)
Amortization of unrecognized losses	1	—	—	—	3	—	—	—
Settlements	—	—	8	—	—	—	19	—
Curtailments	(1)	—	(7)	(2)	(1)	—	(9)	(2)
Special termination benefits	—	—	4	2	—	—	4	2
Other	3	—	—	—	3	—	—	—
Net periodic cost/(benefit)	$21	$(4)	$(12)	$(10)	$27	$(10)	$(35)	$(30)
Employer Contributions:
During the nine months ended September 27, 2015, we contributed $4 million to our U.S. pension plans and $43 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of approximately $45 million to our U.S. plans and approximately $15 million to our non-U.S. plans during the remainder of 2015. However, our actual contributions may differ due to many factors, including changes in tax, employee benefit, or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Benefit Plans
Components of Net Postretirement Health Care Cost:
Net postretirement health care cost consisted of the following for the three and nine months ended September 27, 2015 and September 28, 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Service cost	$7	$2	$9	$4
Interest cost	33	3	37	7
Amortization of prior service credits	(28)	(2)	(31)	(5)
Curtailments	1	(7)	1	(7)
Net postretirement health care cost	$13	$(4)	$16	$(1)
During the third quarter of 2015, we remeasured certain postretirement benefit plans due to plan changes and headcount reductions, resulting in a decrease of $0.9 billion to accumulated other comprehensive losses, net of tax. The amortization of prior service credits of $28 million in the three months and $31 million in the nine months ended September 27, 2015 was primarily driven by one month of amortization related to these plan changes.
Note 10. Accumulated Other Comprehensive Losses
The components of, and changes in, accumulated other comprehensive losses were as follows (net of tax):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
	(in millions)
Balance as of December 28, 2014	$(574)	$61	$(61)	$(574)
Foreign currency translation adjustments	(1,426)	—	—	(1,426)
Net deferred gains on net investment hedges	421	—	—	421
Net postemployment benefit gains	—	873	—	873
Reclassification of net postemployment benefit gains to net income	—	(4)	—	(4)
Net deferred losses on cash flow hedges	—	—	(32)	(32)
Net deferred losses on cash flow hedges reclassified to net income	—	—	129	129
Total other comprehensive (loss)/income	(1,005)	869	97	(39)
Balance as of September 27, 2015	$(1,579)	$930	$36	$(613)
The tax (expense)/benefit recorded in and associated with each component of other comprehensive income/(loss) for the three and nine months ended September 27, 2015 and September 28, 2014 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Net deferred gains on net investment hedges	$(45)	$(166)	$(240)	$(67)
Net postemployment benefit gains/(losses)	$(554)	$9	$(548)	$16
Reclassification of net postemployment benefit gains to net income	$8	$1	$5	$2
Net deferred gains/(losses) on cash flow hedges	$(8)	$(15)	$35	$64
Net deferred (gains)/losses on cash flow hedges reclassified to net income	$6	$2	$(78)	$7

The amounts reclassified from accumulated other comprehensive losses in the three and nine months ended September 27, 2015 and September 28, 2014 were as follows:

Accumulated Other Comprehensive Losses Component	Reclassified from Accumulated Other Comprehensive (Loss)/Income to Net Income				Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$—	$—	$2	$1	Net sales
Foreign exchange contracts	(16)	2	(32)	(7)	Cost of products sold
Foreign exchange contracts	—	—	(1)	(1)	Other expense, net
Interest rate contracts	1	—	238	—	Interest expense
	(15)	2	207	(7)	Income before income taxes
	6	2	(78)	7	Provision for income taxes
	$(9)	$4	$129	$—	Net income
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses	$1	$—	$3	$—	(a)
Prior service credits	(28)	(2)	(31)	(5)	(a)
Settlement loss	8	—	19	—	(a)
	(19)	(2)	(9)	(5)	Income before income taxes
	8	1	5	2	Provision for income taxes
	$(11)	$(1)	$(4)	$(3)	Net income

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 9, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest (which was primarily comprised of foreign currency translation adjustments) due to its insignificance.

Note 11. Debt
Long-Term Debt:
At September 27, 2015, the carrying value of our long-term debt consisted of the following (in millions of dollars):

Currency:	Maturity Dates	Interest Rates*	Carrying Value
U.S. Dollar	2016-2045	1.500%-7.125%	$22,807
Canadian Dollar	2018-2020	1.787%-2.700%	748
Euro	2023	2.000%	828
British Pound Sterling	2027-2030	4.125%-6.250%	801
Capital lease obligations (various)			140
Total long-term debt			$25,324
Current portion of long-term debt			74
Total long-term debt, excluding current portion			$25,250
*Floating interest rates are stated as of September 27, 2015
At December 28, 2014, the carrying value of our long-term debt was $13.4 billion. During the nine months ended September 27, 2015, the composition of our long-term debt changed largely due to the assumption of all outstanding long-term debt obligations of Kraft in connection with the 2015 Merger, as well as certain debt issuances, refinancing activities and repayments as summarized in the table below (excluding capital lease activity):

	Aggregate Principal Amount
	(in millions)
Issuances and assumption of debt:
2025 Notes (a)		$2,000
Euro Notes(b)		€750
Pound Sterling Notes(c)		£400
US Dollar Notes(d)		$10,000
Canadian Dollar Notes(e)	C$	1,000
Term Loan Facility (f)		$600
Assumption of Kraft's long-term debt obligations(g)		$8,600

Debt repayments(h):
Term B-1 Loan		$2,780
Term B-2 Loan		$5,601
2020 Notes		$3,100
2025 Notes		$800

(a)	$2.0 billion aggregate principal amount of 4.875% Second Lien Senior Secured Notes due February 15, 2025 (the “2025 Notes”)

(b)	€750 million aggregate principal amount of 2.000% Senior Notes due June 30, 2023 (the “Euro Notes”)

(c)	£400 million aggregate principal amount of 4.125% Senior Notes due July 1, 2027 (the “Pound Sterling Notes”)

(d)	$1.0 billion aggregate principal amount of 1.600% Senior Notes due June 30, 2017;

$1.5 billion aggregate principal amount of 2.000% Senior Notes due July 2, 2018;

$1.5 billion aggregate principal amount of 2.800% Senior Notes due July 2, 2020;

$1.0 billion aggregate principal amount of 3.500% Senior Notes due July 15, 2022;

$2.0 billion aggregate principal amount of 3.950% Senior Notes due July 15, 2025;

$1.0 billion aggregate principal amount of 5.000% Senior Notes due July 15, 2035; and

$2.0 billion aggregate principal amount of 5.200% Senior Notes due July 15, 2045 (collectively, the “U.S. Dollar Notes”)

(e)
C$200 million aggregate principal amount of Floating Rate Senior Notes due July 6, 2018, C$300 million aggregate principal amount of 2.700% Senior Notes due July 6, 2020, and C$500 million aggregate principal amount of Floating Rate Senior Notes due July 6, 2020 (collectively, the “Canadian Dollar Notes”)

(f)	$600 million aggregate principal amount of our Senior Unsecured Term Loan Facility floating rate (LIBOR plus 1.250%) due July 6, 2020 (the “Term Loan Facility”)

(g)
In connection with the 2015 Merger, Kraft Heinz Foods Company, our 100% owned subsidiary, assumed all of the long-term debt obligations of Kraft including the following obligations relating to its notes (collectively, the “Kraft Notes”). :

$1.0 billion aggregate principal amount of 2.250% Notes due June 5, 2017;

$1,035 million aggregate principal amount of 6.125% Notes due August 23, 2018;

$900 million aggregate principal amount of 5.375%Notes due February 10, 2020;

$2.0 billion aggregate principal amount of 3.500% Notes due June 6, 2022;

$878 million aggregate principal amount of 6.875% Notes due January 26, 2039;

$787 million aggregate principal amount of 6.500% Notes due February 9, 2040; and

$2.0 billion aggregate principal amount of 5.000% Notes due June 4, 2042

The aggregate principal amounts above exclude a $686 million fair value adjustment that was recorded in preliminary purchase accounting as a debt premium.

(h)
In January 2015 we repaid $650 million aggregate principal amount of the Term B-1 Loan and $1,310 million aggregate principal amount of the Term B-2 Loan. On July 2, 2015, we repaid the remaining aggregate principal amounts of the Term B-1 Loan and the Term B-2 Loan, fully redeemed $3.1 billion aggregate principal amount of the 4.250% Second Lien Senior Secured Notes due 2020 (the “2020 Notes”) and partially redeemed $800 million aggregate principal amount of the 2025 Notes.

In relation to our debt repayments, during the nine months ended September 27, 2015, we recorded a $341 million loss on extinguishment of debt, which was comprised of a write-off of debt issuance costs of $236 million in interest expense and call premiums of $66 million on the 2020 Notes and $39 million on the 2025 Notes in other expense, net.
The Euro Notes, Pound Sterling Notes, U.S. Dollar Notes, Canadian Dollar Notes and Kraft Notes are fully and unconditionally guaranteed by us. Additionally, in connection with the 2015 Merger, we became a guarantor of:

•
$1,719 million aggregate principal amount of securities previously issued by Kraft Heinz Foods Company, our 100% owned subsidiary, consisting of: 2.000% U.S. Dollar Notes due 2016, 1.500% U.S. Dollar Notes due 2017, 3.125% U.S. Dollar Notes due 2021, 2.850% U.S. Dollar Notes due 2022, 6.375% Debentures due 2028, 6.750% Debentures due 2032, and 7.125% Debentures due 2039.

•	£125 million aggregate principal amount of 6.250% Pound Sterling notes due 2030 previously issued by H.J. Heinz Finance UK Plc and guaranteed by Kraft Heinz Foods Company.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all debt covenants at September 27, 2015.
Debt Issuance Costs:
At September 27, 2015, unamortized debt issuance costs were $88 million. Unamortized debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. Amortization of debt issuance costs was $2 million for the three months and $24 million for the nine months ended September 27, 2015 and $12 million for the three months and $37 million for the nine months ended September 28, 2014.
Debt Discount/Premium:
At September 27, 2015, unamortized debt premium, net was $720 million. Amortization of our debt premium, net was $21 million for the three months and $24 million for the nine months ended September 27, 2015 and $1 million for the three months and $3 million for the nine months ended September 28, 2014.
Borrowing Arrangements:
On July 6, 2015, together with Kraft Heinz Foods Company, our 100% owned subsidiary, we entered into a new $4.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) that will mature on July 6, 2020, and a $600 million Term Loan Facility that will mature on July 6, 2020, unless extended (together with the Revolving Credit Facility, the “Senior Credit Facilities”). The Revolving Credit Facility includes a $1.0 billion sub-limit for borrowings in Canadian dollars, Euro or Sterling as well as a letter of credit sub-facility of up to $150 million. Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Any committed borrowings under the Senior Credit Facilities bear interest at a variable annual rate based on LIBOR/EURIBOR/CDOR loans or an alternate base rate/Canadian prime rate, in each case subject to an applicable margin based upon the long-term senior unsecured, non-credit enhanced debt rating assigned to us. The Senior Credit Facilities contain representations, warranties and covenants that are typical for these types of facilities. In addition, we and Kraft Heinz Foods Company guarantee certain borrowings and other liabilities under the Senior Credit Facilities. At September 27, 2015, $600 million aggregate principal amount of our Term Loan Facility was outstanding. no amounts were drawn on our Revolving Credit Facility at September 27, 2015 or during the nine months ended September 27, 2015. In connection with the consummation of the 2015 Merger, on July 2, 2015, all outstanding obligations with respect to principal, interest, and fees under our previous credit agreement, dated as of June 7, 2013, were repaid and such credit agreement was terminated.

Fair Value of Debt:
At September 27, 2015, the aggregate fair value of our total debt was $26.1 billion as compared with the carrying value of $25.3 billion. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 12. Preferred Stock and Warrants
Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1 million shares of preferred stock.
In connection with the 2013 Merger, we issued 80,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) and warrants to purchase 46 million of Heinz common shares, at an exercise price of $0.01 per common share (“the Warrants”), for an aggregate purchase price of $8.0 billion. We allocated the proceeds to the Series A Preferred Stock ($7,633 million) and the Warrants ($367 million) on a relative fair value basis. In June 2015, Berkshire Hathaway exercised the Warrants to purchase the additional 46 million of common shares, which were subsequently reclassified and changed into approximately 20 million shares of Kraft Heinz common stock.
The Series A Preferred Stock 9.00% annual dividend accrues whether or not declared by our Board of Directors and is payable, quarterly in arrears, only when declared and approved by our Board of Directors. In the event of our liquidation, dissolution, or wind up, whether voluntary or involuntary, each Series A Preferred Stock holder would be entitled to receive $100,000 per share plus any accrued and unpaid dividends. This payment would be made before any distribution of assets or proceeds to holders of common stock, or other stock ranked junior to the Series A Preferred Stock. We may not redeem the Series A Preferred Stock before June 7, 2016. On or after this date, we may redeem shares of Series A Preferred Stock, at a redemption price paid in cash for each share equal to the sum of (i) the Base Amount per share (as defined below), plus (ii) the accrued and unpaid dividends on each share. The “Base Amount” means one of the following amounts, as applicable:

•	$104,000 per share for any payment from June 7, 2016 and through June 6, 2017;

•	$105,000 per share for any payment made from June 7, 2017 and through June 6, 2018;

•	$106,000 per share for any payment made from June 7, 2018 and through June 6, 2019;

•	$107,000 per share for any payment made from June 7, 2019 and through June 6, 2020; and

•	$108,000 per share for any payment made on or after June 7, 2020.
In addition, after June 7, 2021, the holders of our Series A Preferred Stock can require us to undertake a redemption offering, as defined, and use the proceeds net of expenses of such redemption offering to redeem outstanding Series A Preferred Stock at the redemption price of $108,000 per share. As a result, the Series A Preferred Stock is considered contingently redeemable and is shown on our condensed consolidated balance sheets separate from shareholders’ equity. During 2013, the carrying value of the Series A Preferred Stock was adjusted from its initial carrying value to the initial redemption price of $104,000. In the event we do not redeem the Series A Preferred Stock between June 7, 2016 and June 6, 2017, we will be required to record further accretion adjustments through net income attributable to common shareholders up to the maximum redemption price of $108,000.
Note 13. Financing Arrangements
We routinely enter into accounts receivable securitization and factoring programs. We account for transfers of receivables pursuant to these programs as a sale and remove them from the consolidated balance sheet. Significant new or updated programs are as follows:

•
On October 9, 2015, we entered into a $150 million U.S. securitization program, replacing a similar arrangement in existence during the nine months ended September 27, 2015. Under this program, we will receive cash consideration of up to $150 million and a receivable for the remainder of the purchase price (the “Deferred Purchase Price”). This securitization program utilizes a bankruptcy-remote special-purpose entity (“SPE”). The SPE is wholly owned by a subsidiary of Kraft Heinz and its sole business consists of the purchase or acceptance, through capital contributions of receivables and related assets, from a Kraft Heinz subsidiary and subsequent transfer of such receivables and related assets to a bank. Although the SPE is included in our condensed consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPE's assets prior to any assets or value in the SPE becoming available to Kraft Heinz or its subsidiaries. The assets of the SPE are not available to pay creditors of Kraft Heinz or its subsidiaries. This program expires in October 2016.

•
We have a $70 million Australian dollar factoring program in which we receive cash consideration of up to $70 million Australian dollars and a receivable for the Deferred Purchase Price. This program began in August 2014 and automatically renews annually until it is terminated by either party.

•
We have a $50 million New Zealand dollar factoring program in which we receive cash consideration of up to $50 million New Zealand dollars and a receivable for the Deferred Purchase Price. This program began in August 2014 and automatically renews annually until it is terminated by either party.

•
We have a £90 million and €35 million European factoring program in which we receive cash consideration of up to ninety-five percent of the £90 million and €35 million facilities and a receivable for the remainder of the Deferred Purchase Price. This program began in December 2014 and automatically renews annually until it is terminated by either party.

The cash consideration and carrying amount of receivables removed from the condensed consolidated balance sheets in connection with the above programs were $267 million at September 27, 2015 and $284 million at December 28, 2014. The fair value of the Deferred Purchase Price was $83 million at September 27, 2015 and $161 million at December 28, 2014. The Deferred Purchase Price is included in trade receivables on the condensed consolidated balance sheets and had a carrying value which approximated its fair value at September 27, 2015 and December 28, 2014. The proceeds from these sales are recognized on the condensed consolidated statements of cash flows as a component of operating activities. We act as servicer for these arrangements and have not recorded any servicing assets or liabilities for these arrangements as of September 27, 2015 and December 28, 2014 because they were not material to the financial statements.
Note 14. Financial Instruments
Derivative Volume:
We operate internationally, with manufacturing and sales facilities in various locations around the world, and utilize certain derivative financial instruments to manage commodity price risk, foreign currency, debt and interest rate exposures. The notional values of our derivative instruments at September 27, 2015 and December 28, 2014 were:

	Notional Amount
	September 27, 2015	December 28, 2014
	(in millions)
Commodity contracts	$954	$—
Foreign exchange contracts	1,824	4,607
Cross-currency contracts	4,418	9,900
Interest rate contracts	—	7,921

Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets at September 27, 2015 and December 28, 2014 were (in millions):

	September 27, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$45	$13	$—	$—	$45	$13
Cross-currency contracts	—	—	513	—	—	—	513	—
Derivatives not designated as hedging instruments:
Commodity contracts	25	54	1	4	—	—	26	58
Foreign exchange contracts	—	—	35	1	—	—	35	1
Cross-currency contracts	—	—	66	—	—	—	66	—
Total fair value	$25	$54	$660	$18	$—	$—	$685	$72

	December 28, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$46	$15	$—	$—	$46	$15
Cross-currency contracts	—	—	357	2	—	—	357	2
Interest rate contracts	—	—	2	16	—	—	2	16
Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	—	169	108	—	—	169	108
Total fair value	$—	$—	$574	$141	$—	$—	$574	$141
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $40 million at September 27, 2015 and $141 million at December 28, 2014. No material amounts of collateral were received or posted on our derivative assets and liabilities at September 27, 2015.
Level 1 financial assets and liabilities consist of commodity future and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.
Level 2 financial assets and liabilities consist of commodity forwards, foreign exchange forwards, interest rate swaps and cross-currency swaps. Commodity forwards are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign exchange forwards are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Cross-currency swaps are valued based on observable market spot and swap rates. Interest rate swaps are valued based on observable market swap rates.
Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
There have been no transfers between Levels 1, 2 and 3 in any period presented.

The fair values of our asset derivatives are recorded within other current assets and other assets. The fair values of our liability derivatives are recorded within other current liabilities and other liabilities.
Foreign Currency Hedging:
We use forward contracts to mitigate our foreign currency exchange rate exposure due to forecasted purchases of raw materials, sales of finished goods, and future settlement of foreign currency denominated assets and liabilities. Our principal foreign currency exposures that are hedged include the British Pound Sterling, Euro, Canadian dollar, and New Zealand dollar. Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive losses and is recognized in net income at the time the hedged item affects net income, in the same line item as the underlying hedged item. Forward points are excluded from the assessment and measurement of hedge ineffectiveness, which are reported in current period net income as interest expense.
Net Investment Hedging:
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We manage this risk by utilizing derivative and non-derivative instruments, including cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges.
In the third quarter of 2015, we issued foreign denominated debt instruments, which we designated as net investment hedges. At September 27, 2015, the principal amounts of this foreign denominated debt totaled €0.8 billion and £0.4 billion.
At September 27, 2015, our cross-currency swaps consisted of:

Instrument	Pay %	Notional (local) (in billions)		Receive %	Notional (USD) (in billions)	Exchanges	Maturity
Cross-currency swap	6.462%		£0.8	6.15%	$1.4	Jan-Apr-Jul-Oct	October 2019
Cross-currency swap	5.696%		€0.9	6.15%	$1.1	Jan-Apr-Jul-Oct	October 2019
Cross-currency swap	6.68%	C$	1.8	6.15%	$1.6	Mar-Jun-Sep-Dec	December 2019
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross-currency swap contracts and remeasurement of our foreign denominated debt. The fair value of the swaps and remeasurement of our foreign denominated debt are calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive losses, net of tax. Such amounts will remain in accumulated other comprehensive losses until the complete or substantially complete liquidation of our investment in the underlying foreign operations. As of September 27, 2015, we had partially unwound our Euro swap (USD notional amount of $1.9 billion) and our British Pound Sterling swap (USD notional amount of $3.2 billion). Additionally, as of September 27, 2015, we had fully unwound our Australian dollar swap (USD notional amount of $750 million) and our Japanese yen swap (USD notional amount of $50 million).
Interest Rate Hedging:
We have used interest rate swaps to manage debt and interest rate exposures. We are exposed to interest rate volatility with regard to existing fixed and floating rate debt and could be exposed to such volatility for future issuances. Primary exposures include United States Treasury rates and London Interbank Offered Rates (“LIBOR”).
In the second quarter of 2015, we de-designated all of our outstanding interest rate swaps (total notional amount of $6.4 billion) from hedging relationships in connection with the repayment of the Term B-1 and Term B-2 loans. We determined that the related forecasted future cash flows were probable of not occurring, and as a result, we reclassified $227 million of deferred losses reported in accumulated other comprehensive losses to net income as interest expense.
Hedge Coverage:
At September 27, 2015, we had hedged forecasted transactions for the following durations:

•	foreign currency transactions for periods not exceeding the next two years; and

•	cross-currency transactions for periods not exceeding the next four years.
Hedge Ineffectiveness:
We record the pre-tax gains or losses reclassified from accumulated other comprehensive losses due to ineffectiveness in:

•	other expense, net for foreign exchange contracts related to forecasted transactions; and

•	interest expense for interest rate contracts.

Deferred Hedging Gains and Losses:
Based on our valuation at September 27, 2015 and assuming market rates remain constant through contract maturities, we expect to transfer unrealized gains of $45 million (net of taxes) for foreign currency cash flow hedges, and unrealized losses of $3 million (net of taxes) for interest rate cash flow hedges to net income during the next 12 months.
Concentration of Credit Risk:
Counterparties to foreign exchange and interest rate derivatives consist of major international financial institutions. We continually monitor our positions and the credit ratings of the counterparties involved and, by policy, limit the amount of our credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. We closely monitor the credit risk associated with our counterparties and customers and to date have not experienced material losses.
Economic Hedging:
We enter into certain derivative contracts not designated as hedging instruments in accordance with our risk management strategy which have an economic impact of largely mitigating commodity price risk and foreign currency exposures. In order to manage the volatility related to forecasted purchases of certain raw materials, we use futures, future options and forward contracts with maturities generally less than one year. We also enter into certain cross currency swap and foreign currency forward contracts to help mitigate the translation impact resulting from accounting remeasurement of certain foreign-currency denominated intercompany loans and other foreign-currency denominated activities between our subsidiaries. These cross currency and forward contracts are scheduled to mature within the next four years. Gains and losses are recorded in net income as a component of cost of products sold for our commodity contracts and other expense, net for our cross currency swap and foreign currency contracts.
Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the statements of income and statements of comprehensive income for the three and nine months ended September 27, 2015 and September 28, 2014:

	For the Three Months Ended
	September 27, 2015				September 28, 2014
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains recognized in other comprehensive income (effective portion)	$—	$53	$—	$—	$—	$8	$—	$30

Net investment hedges:
Gains recognized in other comprehensive income (effective portion)	—	—	218	—	—	—	435	—
Total gains recognized in other comprehensive income (effective portion)	$—	$53	$218	$—	$—	$8	$435	$30

Cash flow hedges:
Cost of products sold (effective portion)	$—	$16	$—	$—	$—	$(2)	$—	$—
Interest expense	—	—	—	(1)	—	—	—	—
	—	16	—	(1)	—	(2)	—	—

Derivatives not designated as hedging instruments:
Losses on derivatives recognized in cost of products sold	(21)	—	—	—	—	—	—	—
Gains/(losses) on derivatives recognized in other expense, net	—	9	46	(3)	—	99	—	—
	(21)	9	46	(3)	—	99	—	—
Total (losses)/gains recognized in statement of income	$(21)	$25	$46	$(4)	$—	$97	$—	$—

	For the Nine Months Ended
	September 27, 2015				September 28, 2014
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$44	$—	$(111)	$—	$(22)	$—	$(178)

Net investment hedges:
Gains recognized in other comprehensive income (effective portion)	—	—	639	—	—	—	176	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$44	$639	$(111)	$—	$(22)	$176	$(178)

Cash flow hedges:
Net sales	$—	$(2)	$—	$—	$—	$(1)	$—	$—
Cost of products sold (effective portion)	—	32	—	—	—	7	—	—
Other expense, net	—	1	—	—	—	1	—	—
Interest expense	—	—	—	(238)	—	—	—	—
	—	31	—	(238)	—	7	—	—

Derivatives not designated as hedging instruments:
Losses on derivatives recognized in cost of products sold	(21)	—	—	—	—	—	—	—
Gains on derivatives recognized in other expense, net	—	42	46	8	—	99	—	—
	(21)	42	46	8	—	99	—	—
Total (losses)/gains recognized in statement of income	$(21)	$73	$46	$(230)	$—	$106	$—	$—
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized a $22 million gain in comprehensive loss for the three and nine months ended September 27, 2015.
Note 15. Venezuela - Foreign Currency and Inflation
We have a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the condiments and sauces and infant/nutrition categories. We apply highly inflationary accounting to our business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current net income, rather than accumulated other comprehensive losses on the balance sheet, until the Venezuelan economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates.
There are currently three exchange rates legally available to us for converting Venezuelan bolivars to U.S. dollars, including:

•
the official exchange rate of BsF6.30 per U.S. dollar, which is available through the government-operated National Center of Foreign Commerce (“CENCOEX”) and is applicable to import activities related to certain necessities, including food products;

•
the Complimentary System of Foreign Currency Acquirement (“SICAD I”) rate of approximately BsF12 per U.S. dollar, which operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions; and

•
the Marginal Currency System (“SIMADI”) rate, which has averaged approximately BsF197 per U.S. dollar since commencement of trading and is an open-market exchange format that allows for legal trading of foreign currency based upon supply and demand.

Prior to February 2015, a fourth foreign exchange market mechanism (SICAD II) was available to us. SICAD II became effective on March 24, 2014 and was the market through which U.S. dollars were to be obtained for the remittance of dividends. This market had significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms, with published weighted average daily exchange rates of approximately BsF50 per U.S. dollar. During 2014, we had limited access to the SICAD II market mechanism and converted 164 million bolivars into $3 million U.S. dollars, recognizing a $23 million transactional currency loss which was recorded in other expense, net, in the condensed consolidated statements of income for the nine months ended September 28, 2014. In February 2015, the SICAD I and SICAD II foreign currency exchange systems were merged. The published exchange rate for the combined SICAD mechanism continues to be approximately BsF12 per U.S. dollar.
We have had limited access to, and settlements at, the current official exchange rate of BsF6.30 per U.S. dollar during the three and nine months ended September 27, 2015. We currently have $26 million of outstanding requests as at September 27, 2015 for payment of invoices for the purchase of ingredients and packaging materials for the years from 2012 through 2015. We were not invited and did not participate in the SICAD mechanism during the three and nine months ended September 27, 2015, and have no intent to participate in this mechanism for the foreseeable future. Additionally, we did not have any settlements at SIMADI rates during the three and nine months ended September 27, 2015. As a result, up until June 2015, we had determined that the official CENCOEX rate of BsF6.30 per U.S. dollar was the most appropriate rate to use for remeasurement.
In June 2015, due to the continued lack of liquidity and increasing economic uncertainty, we reevaluated the rate used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. As of June 28, 2015, we determined that the then SIMADI rate of BsF197.7 per U.S. dollar was the most appropriate legally available rate and remeasured our net monetary assets of our Venezuelan subsidiary, resulting in a nonmonetary currency devaluation of $234 million recorded in other expense, net, in the condensed consolidated statements of income during the second quarter of 2015. Additionally, we assessed the non-monetary assets of our Venezuelan subsidiary for impairment, which resulted in a $49 million loss to write down inventory to the lower of cost or market, which was recorded in cost of products sold in the condensed consolidated statements of income during the second quarter of 2015.
As of September 27, 2015, we continue to believe that the SIMADI rate is the most appropriate legally available rate. Prior to the devaluation, our Venezuelan subsidiary had recognized net sales of $352 million and operating income of $51 million for the six months ended June 28, 2015. As a result of the devaluation, it recognized net sales of $3 million and had an operating loss of $5 million for the three months ended September 27, 2015.
Note 16. Commitments and Contingencies
Legal Proceedings:
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
On April 1, 2015, the Commodity Futures Trading Commission (“CFTC”) filed a formal complaint against Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.) and Kraft in the U.S. District Court for the Northern District of Illinois, Eastern Division, related to activities involving the trading of December 2011 wheat futures contracts. The complaint alleges that Mondelēz International and Kraft (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011, (2) violated position limit levels for wheat futures, and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. As previously disclosed by Kraft, these activities arose prior to the October 1, 2012 spin-off of Kraft by Mondelēz International to its shareholders and involve the business now owned and operated by Mondelēz International or its affiliates. The Separation and Distribution Agreement between Kraft and Mondelēz International, dated as of September 27, 2012, governs the allocation of liabilities between Mondelēz International and Kraft and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose. We do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
As previously disclosed, six lawsuits were filed in connection with the 2015 Merger against Kraft, members of its board of directors, Heinz, Kite Merger Sub Corp. and Kite Merger Sub LLC. The plaintiffs in these matters alleged, among other things, that (i) the Form S-4 contained material omissions and misleading statements, and (ii) the members of the Kraft board of directors breached their fiduciary duties in connection with the 2015 Merger. The plaintiffs sought, among other things, injunctive relief and damages. As disclosed in Kraft’s Form 8-K filed on June 24, 2015, on June 23, 2015, Kraft entered into a memorandum of understanding with the plaintiffs providing for the settlement of all of these lawsuits.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.

Note 17. Earnings Per Share
As a result of the stock conversion prior to the 2015 Merger (see Note 1, Background and Basis of Presentation) all historical per share data, and numbers of shares and numbers of equity awards outstanding were retroactively adjusted.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions, except per share amounts)
Basic and Diluted Earnings Per Common Share:
Net loss attributable to common shareholders	$(303)	$(8)	$(551)	$(46)
Weighted average shares of common stock outstanding	1,142	377	633	377
Loss per share	$(0.27)	$(0.02)	$(0.87)	$(0.12)
We use the treasury stock method to calculate the dilutive effect of outstanding warrants and equity awards in the denominator for diluted earnings per common share. We had net losses attributable to common shareholders in all periods presented. Therefore, we have excluded the dilutive effects of stock options, RSUs, and warrants as their inclusion would have an anti-dilutive effect on earnings per common share (“EPS”). Anti-dilutive shares excluded totaled 12 million for the three months and 19 million for the nine months ended September 27, 2015 and 20 million for the three months and 20 million for the nine months ended September 28, 2014.
Note 18. Segment Reporting
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, throughout the world.
Following the 2015 Merger, we revised our segment structure and began to manage and report our operating results through three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of three operating segments: Asia Pacific, Latin America, and Russia, India, the Middle East and Africa (“RIMEA”). We began to report on our reorganized segment structure during the third quarter of 2015 and have reflected this structure for all historical periods presented.
Management evaluates segment performance based on several factors including net sales and segment adjusted earnings before interest, tax, depreciation and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in Corporate until realized; once realized, the gains and losses are recorded in the applicable segment operating results), impairment losses, gain/loss associated with the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses. In addition, Segment Adjusted EBITDA includes the operating results of acquired companies on a pro forma basis as if the acquisition had occurred on the first day of the earliest period presented.
Management does not use assets by segment to evaluate performance or allocate resources and therefore, we do not disclose assets by segment.

Our reportable segment net sales and income consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Net sales:
United States	$4,298	$834	$6,043	$2,643
Canada	539	148	804	474
Europe	599	696	1,845	2,225
Rest of World	684	916	2,522	2,781
Net sales	$6,120	$2,594	$11,214	$8,123

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Segment Adjusted EBITDA:
United States	$1,061	$1,046	$3,437	$3,361
Canada	110	138	374	435
Europe	222	205	661	658
Rest of World	125	177	498	493
General corporate expenses	(36)	(32)	(106)	(111)
Depreciation and amortization (excluding integration and restructuring expenses)	(193)	(222)	(619)	(694)
Integration and restructuring expenses	(482)	(163)	(681)	(502)
Merger costs	(139)	(15)	(193)	(49)
Unrealized gains/(losses) on commodity hedges	—	(10)	23	13
Impairment losses	—	—	(58)	(62)
Gain/(loss) on sale of business	—	—	21	—
Nonmonetary currency devaluation	—	—	(49)	—
Equity award compensation expense	(16)	(26)	(60)	(80)
Pro forma adjustments	(253)	(689)	(1,896)	(2,246)
Operating income	399	409	1,352	1,216
Interest expense	460	167	1,055	504
Other expense, net	108	28	314	80
(Loss)/income before income taxes	$(169)	$214	$(17)	$632

Our net sales by product categories were:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Condiments and sauces	$1,524	$1,345	$4,185	$4,088
Cheese and dairy	1,184	—	1,184	—
Ambient meals	819	395	1,457	1,134
Frozen and chilled meals	413	448	1,306	1,454
Meats	685	44	781	150
Refreshment beverages	353	—	353	—
Coffee	310	—	310	—
Infant/nutrition	190	273	707	859
Desserts, toppings and baking	203	—	203	—
Nuts and salted snacks	243	—	243	—
Other	196	89	485	438
Total	$6,120	$2,594	$11,214	$8,123
Note 19. Supplemental Financial Information
As discussed in Note 11, Debt, we fully and unconditionally guarantee the notes issued by our 100% owned operating subsidiary, Kraft Heinz Foods Company. None of our other subsidiaries guarantee these notes.

Set forth below are the unaudited condensed consolidating financial statements presenting the results of operations, financial position and cash flows of The Kraft Heinz Company (as parent guarantor), Kraft Heinz Foods Company (as subsidiary issuer of the notes), and the non-guarantor subsidiaries on a combined basis and eliminations necessary to arrive at the total reported information on a consolidated basis. This unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the parent guarantor, subsidiary issuer, and the non-guarantor subsidiaries.

The Kraft Heinz Company
Condensed Consolidating Statements of Income
(in millions)
(Unaudited)

For the Three Months Ended September 27, 2015

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,155	$3,094	$(129)	$6,120
Cost of products sold	—	2,372	2,249	(129)	4,492
Gross profit	—	783	845	—	1,628
Selling, general and administrative expenses	—	1,077	152	—	1,229
Operating (loss)/income	—	(294)	693	—	399
Interest expense	—	450	10	—	460
Other (income)/expense, net	—	(13)	121	—	108
(Loss)/income before income taxes	—	(731)	562	—	(169)
Equity in earnings of subsidiaries	(123)	442	—	(319)	—
(Benefit from)/provision for income taxes	—	(166)	117	—	(49)
Net (loss)/income	(123)	(123)	445	(319)	(120)
Net income attributable to noncontrolling interest	—	—	3	—	3
Net (loss)/income excluding noncontrolling interest	$(123)	$(123)	$442	$(319)	$(123)

Comprehensive loss excluding noncontrolling interest	$(17)	$(17)	$(269)	$286	$(17)

The Kraft Heinz Company
Condensed Consolidating Statements of Income
(in millions)
(Unaudited)

For the Three Months Ended September 28, 2014

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$50	$2,594	$(50)	$2,594
Cost of products sold	—	—	1,877	(50)	1,827
Gross profit	—	50	717	—	767
Selling, general and administrative expenses	—	37	321	—	358
Operating income	—	13	396	—	409
Interest expense	—	155	12	—	167
Other expense, net	—	3	25	—	28
(Loss)/income before income taxes	—	(145)	359	—	214
Equity in earnings of subsidiaries	172	304	—	(476)	—
(Benefit from)/provision for income taxes	—	(13)	53	—	40
Net income	172	172	306	(476)	174
Net income attributable to noncontrolling interest	—	—	2	—	2
Net income excluding noncontrolling interest	$172	$172	$304	$(476)	$172

Comprehensive loss excluding noncontrolling interest	$(268)	$(268)	$(425)	$693	$(268)

The Kraft Heinz Company
Condensed Consolidating Statements of Income
(in millions)
(Unaudited)

For the Nine Months Ended September 27, 2015

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,261	$8,188	$(235)	$11,214
Cost of products sold	—	2,373	5,719	(235)	7,857
Gross profit	—	888	2,469	—	3,357
Selling, general and administrative expenses	—	1,189	816	—	2,005
Operating (loss)/income	—	(301)	1,653	—	1,352
Interest expense	—	1,019	36	—	1,055
Other expense, net	—	70	244	—	314
(Loss)/income before income taxes	—	(1,390)	1,373	—	(17)
Equity in earnings of subsidiaries	(11)	1,108	—	(1,097)	—
(Benefit from)/provision for income taxes	—	(271)	255	—	(16)
Net (loss)/income	(11)	(11)	1,118	(1,097)	(1)
Net income attributable to noncontrolling interest	—	—	10	—	10
Net (loss)/income excluding noncontrolling interest	$(11)	$(11)	$1,108	$(1,097)	$(11)

Comprehensive loss excluding noncontrolling interest	$(50)	$(50)	$(226)	$276	$(50)

The Kraft Heinz Company
Condensed Consolidating Statements of Income
(in millions)
(Unaudited)

For the Nine Months Ended September 28, 2014

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$165	$8,123	$(165)	$8,123
Cost of products sold	—	2	5,904	(165)	5,741
Gross profit	—	163	2,219	—	2,382
Selling, general and administrative expenses	—	124	1,042	—	1,166
Operating income	—	39	1,177	—	1,216
Interest expense	—	466	38	—	504
Other expense, net	—	20	60	—	80
(Loss)/income before income taxes	—	(447)	1,079	—	632
Equity in earnings of subsidiaries	494	934	—	(1,428)	—
(Benefit from)/provision for income taxes	—	(7)	132	—	125
Net income	494	494	947	(1,428)	507
Net income attributable to noncontrolling interest	—	—	13	—	13
Net income excluding noncontrolling interest	$494	$494	$934	$(1,428)	$494

Comprehensive (loss)/income excluding noncontrolling interest	$(7)	$(7)	$275	$(268)	$(7)

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
(in millions)
(Unaudited)

As of September 27, 2015

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,734	$1,703	$—	$4,437
Trade receivables	—	639	974	—	1,613
Receivables due from affiliates	—	382	88	(470)	—
Inventories	—	1,450	1,531	—	2,981
Short-term lending due from affiliates	—	1,677	4,312	(5,989)	—
Other current assets	—	737	643	—	1,380
Total current assets	—	7,619	9,251	(6,459)	10,411
Property, plant and equipment, net	—	3,785	2,647	—	6,432
Goodwill	—	27,683	19,067	—	46,750
Investments in subsidiaries	67,131	60,733	—	(127,864)	—
Intangible assets, net	—	3,119	53,574	—	56,693
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	462	1,044	—	1,506
TOTAL ASSETS	$67,131	$105,101	$87,583	$(138,023)	$121,792
LIABILITIES AND EQUITY
Short-term lending due to affiliates	—	4,312	1,677	(5,989)	—
Trade payables	—	1,061	1,658	—	2,719
Payables due to affiliates	—	88	382	(470)	—
Accrued marketing	—	260	472	—	732
Accrued postemployment costs	—	363	38	—	401
Income taxes payable	—	35	375	—	410
Other current liabilities	—	1,112	372	—	1,484
Total current liabilities	—	7,231	4,974	(6,459)	5,746
Long-term debt	—	24,197	1,053	—	25,250
Long-term borrowings due to affiliates	—	2,000	1,897	(3,897)	—
Deferred income taxes	—	1,435	18,249	—	19,684
Accrued postemployment costs	—	2,551	468	—	3,019
Other liabilities	—	556	178	—	734
TOTAL LIABILITIES	—	37,970	26,819	(10,356)	54,433
Redeemable noncontrolling interest	—	—	22	—	22
9.00% Series A cumulative redeemable preferred stock	8,320	—	—	—	8,320
Total shareholders' equity	58,811	67,131	60,536	(127,667)	58,811
Noncontrolling interest	—	—	206	—	206
TOTAL EQUITY	58,811	67,131	60,742	(127,667)	59,017
TOTAL LIABILITIES AND EQUITY	$67,131	$105,101	$87,583	$(138,023)	$121,792

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
(in millions)
(Unaudited)

As of December 28, 2014

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$533	$1,765	$—	$2,298
Trade receivables	—	—	851	—	851
Receivables due from affiliates	—	231	187	(418)	—
Inventories	—	—	1,185	—	1,185
Short-term lending due from affiliates	—	534	2,604	(3,138)	—
Other current assets	—	285	356	(60)	581
Total current assets	—	1,583	6,948	(3,616)	4,915
Property, plant and equipment, net	—	246	2,119	—	2,365
Goodwill	—	—	14,959	—	14,959
Investments in subsidiaries	15,437	27,176	—	(42,613)	—
Intangible assets, net	—	5,017	8,171	—	13,188
Long-term lending due from affiliates	—	—	2,000	(2,000)	—
Other assets	—	458	650	—	1,108
TOTAL ASSETS	$15,437	$34,480	$34,847	$(48,229)	$36,535
LIABILITIES AND EQUITY
Short-term lending due to affiliates	—	2,604	534	(3,138)	—
Trade payables	—	28	1,623	—	1,651
Payables due to affiliates	—	187	231	(418)	—
Accrued marketing	—	—	297	—	297
Accrued postemployment costs	—	—	15	—	15
Income taxes payable	—	176	104	(48)	232
Other current liabilities	—	281	628	(12)	897
Total current liabilities	—	3,276	3,432	(3,616)	3,092
Long-term debt	—	11,346	2,012	—	13,358
Long-term borrowings due to affiliates	—	2,000	228	(2,228)	—
Deferred income taxes	—	2,304	1,563	—	3,867
Accrued postemployment costs	—	13	231	—	244
Other liabilities	—	104	185	—	289
TOTAL LIABILITIES	—	19,043	7,651	(5,844)	20,850
Redeemable noncontrolling interest	—	—	29	—	29
9.00% Series A cumulative redeemable preferred stock	8,320	—	—	—	8,320
Total shareholders' equity	7,117	15,437	26,948	(42,385)	7,117
Noncontrolling interest	—	—	219	—	219
TOTAL EQUITY	7,117	15,437	27,167	(42,385)	7,336
TOTAL LIABILITIES AND EQUITY	$15,437	$34,480	$34,847	$(48,229)	$36,535

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
(in millions)
(Unaudited)

For the Nine Months Ended September 27, 2015

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$180	$(503)	$1,249	$(180)	$746
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(130)	(236)	—	(366)
Net proceeds from/(payments on) intercompany lending activities	—	785	(650)	(135)	—
Return of capital	997	5	—	(1,002)	—
Payments to acquire Kraft Foods Group, Inc., net of cash acquired	—	(9,535)	67	—	(9,468)
Additional investments in subsidiaries	(10,000)	—	—	10,000	—
Other investing activities, net	—	450	(17)	—	433
Net cash (used for)/provided by investing activities	(9,003)	(8,425)	(836)	8,863	(9,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(12,282)	(26)	—	(12,308)
Proceeds from long-term debt	—	14,033	790	—	14,823
Net repayments of short-term debt	—	—	(49)	—	(49)
Net proceeds from/(payments on) intercompany borrowing activities	—	650	(785)	135	—
Proceeds from issuance of common stock	10,000	10,000	—	(10,000)	10,000
Dividends paid-preferred stock	(540)	—	—	—	(540)
Dividends paid-common stock	(637)	(1,177)	—	1,177	(637)
Other intercompany capital stock transactions	—	—	(5)	5	—
Other financing activities, net	—	(95)	(3)	—	(98)
Net cash provided by/(used for) financing activities	8,823	11,129	(78)	(8,683)	11,191
Effect of exchange rate changes on cash and cash equivalents	—	—	(397)	—	(397)
Cash and cash equivalents:
Net increase/(decrease)	—	2,201	(62)	—	2,139
Balance at beginning of period	—	533	1,765	—	2,298
Balance at end of period	$—	$2,734	$1,703	$—	$4,437

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
(in millions)
(Unaudited)

For the Nine Months Ended September 28, 2014

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$417	$206	$1,601	$(893)	$1,331
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(45)	(202)	—	(247)
Net (payments on)/proceeds from intercompany lending activities	—	(273)	(649)	922	—
Return of capital	123	—	—	(123)	—
Other investing activities, net	—	14	24	—	38
Net cash provided by/(used for) investing activities	123	(304)	(827)	799	(209)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(71)	(4)	—	(75)
Proceeds from long-term debt	—	—	2	—	2
Net repayments of short-term debt	—	—	(11)	—	(11)
Net proceeds from/(payments on) intercompany borrowing activities	—	649	273	(922)	—
Dividends paid-preferred stock	(540)	—	—	—	(540)
Dividends paid-common stock	—	(540)	(476)	1,016	—
Other financing activities, net	—	14	—	—	14
Net cash (used for)/provided by financing activities	(540)	52	(216)	94	(610)
Effect of exchange rate changes on cash and cash equivalents	—	—	(117)	—	(117)
Cash and cash equivalents:
Net (decrease)/increase	—	(46)	441	—	395
Balance at beginning of period	—	48	2,411	—	2,459
Balance at end of period	$—	$2	$2,852	$—	$2,854

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Description of the Company
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, throughout the world.
Items Affecting Comparability of Financial Results
The 2015 Merger
We completed the 2015 Merger on July 2, 2015. See Note 1, Background and Basis of Presentation, and Note 2, Merger and Acquisition, to the condensed consolidated financial statements for additional information. Due to the size of Kraft's business relative to the size of Heinz prior to the 2015 Merger, in this section we include certain unaudited pro forma results adjusted to assume that Kraft and Heinz were a combined company for all historical periods presented, which includes combining historical results, reflecting preliminary purchase accounting adjustments, and aligning accounting policies for all historical periods presented. These pro forma adjustments impacted the consolidated results as well as our United States and Canada reportable segments. In addition, we include certain non-GAAP financial measures derived from these unaudited pro forma results. For additional information and reconciliations from our condensed consolidated financial statements, see the Supplemental Unaudited Pro Forma Condensed Combined Financial Information section and the Non-GAAP Financial Measures section of this item.
Integration and Restructuring Expenses
We incurred expenses related to Integration and Restructuring of $482 million in the three months and $587 million in the nine months ended September 27, 2015 compared to $141 million in the three months and $445 million in the nine months ended September 28, 2014. These expenses include our multi-year $1.9 billion Integration Program. The Integration Program consists of organization costs, including cash and non-cash severance, footprint costs to exit facilities, and other costs incurred as a direct result of restructuring activities related to the 2015 Merger. See Note 3, Integration and Restructuring Expenses, to the condensed consolidated financial statements for additional information.
Consolidated Results of Operations
Summary of Results

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,120	$2,594	135.9%	$11,214	$8,123	38.1%
Operating income	$399	$409	(2.4)%	$1,352	$1,216	11.2%
Net (loss)/income	$(120)	$174	(169.0)%	$(1)	$507	(100.2)%
Diluted loss per share	$(0.27)	$(0.02)	nm	$(0.87)	$(0.12)	nm
Net Sales

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(in millions)			(in millions)
Net sales	$6,120	$2,594	135.9%	$11,214	$8,123	38.1%
Pro forma net sales	$6,363	$6,993	(9.0)%	$20,323	$21,626	(6.0)%
Net sales increased $3.5 billion to $6.1 billion in the third quarter of 2015 and increased $3.1 billion to $11.2 billion in the first nine months of 2015, primarily driven by the 2015 Merger.
Pro forma net sales declined 9.0% in the third quarter of 2015 compared to the third quarter of 2014, due primarily to the unfavorable impacts of foreign currency (6.7 pp) and divestitures (0.3 pp). Pro Forma Organic Net Sales(1) decreased 2.0%, as unfavorable volume/mix (2.7 pp) more than offset higher net pricing (0.7 pp). Unfavorable volume/mix was driven by lower shipments in ready-to-drink beverages, foodservice, cheese and boxed dinners in our United States and Canada segments, partially offset by growth in Rest of World. Higher net pricing in all segments was reduced by the negative impact (approximately 1.5 pp) of lower overall key commodity costs (dairy, meat, coffee and nuts) in the United States and Canada.

Pro forma net sales decreased 6.0% in the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014, due primarily to the unfavorable impacts of foreign currency (4.9 pp) and divestitures (0.1 pp). Pro Forma Organic Net Sales declined 1.0% as unfavorable volume/mix (2.5 pp) was partially offset by higher net pricing (1.5 pp). Unfavorable volume/mix was driven by lower shipments in refreshment beverages, foodservice, boxed dinners and cheese in our United States and Canada segments, partially offset by growth in Rest of World. Higher net pricing across all segments was reduced by the negative impact (approximately 1.0 pp) of lower overall key commodity costs (dairy, meat, coffee and nuts) in the United States and Canada.
(1) Pro Forma Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Operating Income

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(in millions)			(in millions)
Operating income	$399	$409	(2.4)%	$1,352	$1,216	11.2%
Adjusted Pro Forma EBITDA(2)	$1,482	$1,534	(3.4)%	$4,864	$4,836	0.6%
(2) Adjusted Pro Forma EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2015 compared to the Three Months Ended September 28, 2014
Operating income decreased 2.4% to $399 million in the third quarter of 2015. The prior year did not include the results of the legacy Kraft businesses. Following the 2015 Merger, the addition of the results of the Kraft businesses in the third quarter of 2015 was more than offset by Integration and Restructuring expenses, the impact of non-cash costs related to the fair value adjustment of Kraft's inventory in preliminary purchase accounting, merger costs and the unfavorable impact of foreign currency.
Adjusted Pro Forma EBITDA decreased 3.4% to $1,482 million in the third quarter of 2015, due to the unfavorable impact of foreign currency (8.2 pp) across our international businesses. Excluding currency, favorable operating results reflected savings from Integration and Restructuring activities and favorable pricing net of commodity costs that were partially offset by unfavorable volume/mix.
Nine Months Ended September 27, 2015 compared to the Nine Months Ended September 28, 2014
Operating income increased 11.2% to $1,352 million in the first nine months of 2015. The prior year and the first six months of the current year did not include the results of the legacy Kraft businesses. Following the 2015 Merger, the addition of the results of the Kraft businesses was partially offset by Integration and Restructuring expenses, the impact of non-cash costs related to the fair value adjustment of Kraft's inventory in preliminary purchase accounting, the unfavorable impact of foreign currency, merger costs, and a nonmonetary loss to write down inventory at our Venezuelan subsidiary.
Adjusted Pro Forma EBITDA increased 0.6% to $4,864 million in the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014, driven primarily by savings from Integration and Restructuring activities and other ongoing productivity efforts and favorable pricing net of commodity costs, partially offset by the unfavorable impact of foreign currency (5.4 pp) across our international businesses and unfavorable volume/mix.
Net Income and Diluted EPS

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net (loss)/income	$(120)	$174	(169.0)%	$(1)	$507	(100.2)%
Diluted loss per share	$(0.27)	$(0.02)	nm	$(0.87)	$(0.12)	nm
Adjusted Pro Forma EPS(3)	$0.44	$0.46	(4.3)%	$1.57	$1.43	9.8%
(3) Adjusted Pro Forma EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 27, 2015 compared to the Three Months Ended September 28, 2014
Net income decreased 169.0% to a $120 million net loss in the third quarter of 2015. The decrease in net income was driven by the changes in operating income discussed above, and interest expense, other expense, net, and the provision for income taxes as follows:

•
Interest expense increased to $460 million in the third quarter of 2015, compared to $167 million in the prior year period. Interest expense for the third quarter of 2015 included a $204 million write off of debt issuance costs related to 2015 refinancing activities. The remaining increase was due to the assumption of $8.6 billion of Kraft's long-term debt obligations in the 2015 Merger, partially offset by interest savings following our 2015 refinancing activities.

•
Other expense, net increased to $108 million in the third quarter of 2015, compared to $28 million in the prior year period, primarily due to call premiums of $105 million related to our 2015 refinancing activities.

•
Our effective tax rate was a benefit of 29.1% for the third quarter of 2015 and an expense of 18.8% for the third quarter of 2014, primarily driven by losses in the U.S. at a high statutory tax rate. See Note 7, Income Taxes, to the condensed consolidated financial statements for a discussion of tax rates.

Diluted loss per share increased $0.25 to a Diluted loss per share of $0.27 in the third quarter of 2015. The increase in the Diluted loss per share was driven primarily by the factors discussed above, partially offset by an increase in the weighted average shares of common stock outstanding following the 2015 Merger.
Our Adjusted Pro Forma EPS decreased 4.3% to $0.44 in the third quarter of 2015, due primarily to lower Adjusted Pro Forma EBITDA, reflecting the unfavorable impact of foreign currency, and a higher tax rate. The third quarter 2014 tax rate reflected the reversal of uncertain tax provisions due to favorable state tax audit developments.
Nine Months Ended September 27, 2015 compared to the Nine Months Ended September 28, 2014
Net income decreased 100.2% to a $1 million net loss in the first nine months of 2015. The decrease in net income was driven by the changes in operating income discussed above, and interest expense, other expense, net, and the provision for income taxes as follows:

•
Interest expense increased to $1,055 million in the first nine months of 2015, compared to $504 million in the prior year period. Interest expense for the first nine months of 2015 included a $236 million write off of debt issuance costs related to 2015 refinancing activities and a $227 million expense related to the termination of certain interest rate swap contracts. The remaining increase was due to the assumption of $8.6 billion of Kraft's long-term debt obligations in the 2015 Merger, partially offset by interest savings following our 2015 refinancing activities.

•
Other expense, net increased to $314 million in the first nine month of 2015, compared to $80 million in the prior year period. Other expense, net for the first nine months of 2015 included a $234 nonmonetary currency devaluation charge related to our Venezuelan subsidiary and call premiums of $105 million related to our 2015 refinancing activities. The first nine months of 2014 included currency losses of $85 million.

•
Our effective tax rate was a benefit of 92.4% for the first nine months of 2015 and an expense of 19.8% for the first nine months of 2014, primarily driven by losses in the U.S. at a high statutory tax rate. See Note 7, Income Taxes, to the condensed consolidated financial statements for a discussion of tax rates.

Diluted loss per share increased $0.75 to a Diluted loss per share of $0.87 in the first nine months of 2015. The increase in the Diluted loss per share was driven primarily by the factors discussed above, partially offset by an increase in the weighted average shares of common stock outstanding following the 2015 Merger.
Our Adjusted Pro Forma EPS increased 9.8% to $1.57 for the nine months ended September 27, 2015 compared to the nine months ended September 28, 2014, driven primarily by favorable Adjusted Pro Forma EBITDA, despite the unfavorable impact of foreign currency and a higher tax rate. The prior year tax rate reflected the reversal of uncertain tax provisions due to favorable state tax audit developments.

Results of Operations by Reportable Segment
Following the 2015 Merger, we revised our segment structure and began to manage and report our operating results through three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of three operating segments: Asia Pacific, Latin America, and Russia, India, the Middle East and Africa (“RIMEA”). We began to report on our reorganized segment structure during the third quarter of 2015 and have reflected this structure for all historical periods presented.
Management evaluates segment performance based on several factors including net sales and segment adjusted earnings before interest, tax, depreciation and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in Corporate until realized; once realized, the gains and losses are recorded in the applicable segment operating results), impairment losses, gain/loss associated with the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses. In addition, Segment Adjusted EBITDA includes the operating results of acquired companies on a pro forma basis as if the acquisition had occurred on the first day of the earliest period presented.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Net sales:
United States	$4,298	$834	$6,043	$2,643
Canada	539	148	804	474
Europe	599	696	1,845	2,225
Rest of World	684	916	2,522	2,781
Net sales	$6,120	$2,594	$11,214	$8,123

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(in millions)
Segment Adjusted EBITDA:
United States	$1,061	$1,046	$3,437	$3,361
Canada	110	138	374	435
Europe	222	205	661	658
Rest of World	125	177	498	493
General corporate expenses	(36)	(32)	(106)	(111)
Adjusted Pro Forma EBITDA	1,482	1,534	4,864	4,836
Depreciation and amortization (excluding integration and restructuring expenses)	(193)	(222)	(619)	(694)
Integration and restructuring expenses	(482)	(163)	(681)	(502)
Merger costs	(139)	(15)	(193)	(49)
Unrealized gains/(losses) on commodity hedges	—	(10)	23	13
Impairment losses	—	—	(58)	(62)
Gain/(loss) on sale of business	—	—	21	—
Nonmonetary currency devaluation	—	—	(49)	—
Equity award compensation expense	(16)	(26)	(60)	(80)
Pro forma adjustments	(253)	(689)	(1,896)	(2,246)
Operating income	$399	$409	$1,352	$1,216

United States

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(in millions)			(in millions)
Net sales	$4,298	$834	415.3%	$6,043	$2,643	128.6%
Pro forma net sales	4,541	4,716	(3.7)%	14,202	14,562	(2.5)%
Segment Adjusted EBITDA	1,061	1,046	1.4%	3,437	3,361	2.3%
Three Months Ended September 27, 2015 compared to the Three Months Ended September 28, 2014
Net sales increased 415%, driven by the 2015 Merger. Pro forma net sales decreased 3.7%, due primarily to unfavorable volume/mix (3.9 pp), partially offset by slightly higher net pricing (0.2 pp). Unfavorable volume/mix was driven by lower shipments in ready-to-drink beverages and boxed dinners that reflected category trends and the volume loss associated with higher net pricing, as well as lower foodservice shipments, partially offset by favorable volume/mix primarily from product innovation in refrigerated meal combinations, coffee and cream cheese. Higher net pricing across most categories was reduced by the negative impact (approximately 2.0 pp) of lower overall key commodity costs (dairy, meat, coffee and nuts).
Segment Adjusted EBITDA increased 1.4%, driven primarily by savings from Integration and Restructuring activities and favorable pricing net of commodity costs, primarily in cheese and meat, which were partially offset by unfavorable volume/mix and higher marketing expense.
Nine Months Ended September 27, 2015 compared to the Nine Months Ended September 28, 2014
Net sales increased 129%, driven by the 2015 Merger. Pro forma net sales decreased 2.5%, due to unfavorable volume/mix (3.0 pp), partially offset by higher net pricing (0.5 pp). Unfavorable volume/mix was driven by lower shipments in ready-to-drink beverages, powdered beverages and boxed dinners that reflected category trends and the volume loss associated with higher net pricing, lower foodservice shipments, and category and market share declines in frozen meals, partially offset by favorable volume/

mix primarily from innovation in refrigerated meal combinations and coffee. Higher net pricing across most categories was reduced by the negative impact (approximately 1.5 pp) of lower overall key commodity costs (dairy, meat, coffee and nuts).
Segment Adjusted EBITDA increased 2.3%, driven by favorable pricing net of commodity costs, primarily in cheese and meat, and savings from Integration and Restructuring activities, partially offset by unfavorable volume/mix.
Canada

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(in millions)			(in millions)
Net sales	$539	$148	264.2%	$804	$474	69.6%
Pro forma net sales	539	665	(18.9)%	1,754	2,058	(14.7)%
Segment Adjusted EBITDA	110	138	(20.3)%	374	435	(14.0)%
Three Months Ended September 27, 2015 compared to the Three Months Ended September 28, 2014
Net sales increased 264%, driven by the 2015 Merger, partially offset by the unfavorable impact of foreign currency. Pro forma net sales decreased 18.9%, due primarily to the unfavorable impact of foreign currency (16.3 pp). Excluding the effects of foreign currency, Pro Forma Organic Net Sales decreased 2.6%, due primarily to unfavorable volume/mix (5.2 pp), partially offset by higher net pricing (2.6 pp). Unfavorable volume/mix reflected lower shipments in foodservice and the volume impact of higher net pricing in coffee, partially offset by growth in pasta sauces. Higher net pricing in most categories reflected pricing actions related to higher input costs in local currency. Additionally, net pricing was reduced by approximately 1.0 pp due to lower overall key commodity costs (dairy, meat, coffee and nuts).
Segment Adjusted EBITDA decreased 20.3%, due primarily to the unfavorable impact of foreign currency (17.9 pp). Excluding currency, lower volume/mix and unfavorable pricing net of higher local input costs were partially offset by savings from Integration and Restructuring activities.
Nine Months Ended September 27, 2015 compared to the Nine Months Ended September 28, 2014
Net sales increased 69.6%, driven by the 2015 Merger, partially offset by the unfavorable impact of foreign currency. Pro forma net sales decreased 14.7%, due primarily to the unfavorable impact of foreign currency (12.5 pp). Pro Forma Organic Net Sales decreased 2.2%, due primarily to unfavorable volume/mix (4.4 pp), partially offset by higher net pricing (2.2 pp). Unfavorable volume/mix reflected lower shipments in foodservice, refreshment beverages and infant nutrition and the volume impact of higher net pricing in boxed dinners. Higher net pricing in most categories reflected pricing actions related to higher input costs in local currency. Additionally, net pricing was reduced by approximately 0.5 pp due to lower overall key commodity costs (dairy, meat, coffee and nuts).
Segment Adjusted EBITDA decreased 14.0%, due to the unfavorable impact of foreign currency (13.5 pp). Excluding currency, lower volume/mix and unfavorable pricing net of higher local input costs were mostly offset by savings from Integration and Restructuring activities.
Europe

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(in millions)			(in millions)
Net sales	$599	$696	(13.9)%	$1,845	$2,225	(17.1)%
Pro forma net sales	599	696	(13.9)%	1,845	2,225	(17.1)%
Segment Adjusted EBITDA	222	205	8.3%	661	658	0.5%
Three Months Ended September 27, 2015 compared to the Three Months Ended September 28, 2014
Net sales decreased 13.9%, including the unfavorable impacts of foreign currency (11.1 pp) and divestitures in the prior year (3.3 pp). Excluding the impacts of foreign currency and divestitures, Pro Forma Organic Net Sales increased 0.5%, driven primarily by higher net pricing (0.4 pp) and favorable volume/mix (0.1 pp). Higher net pricing reflected lower promotional spending in beans and price increases in ketchup that were partially offset by higher promotional spending in mayonnaise. Favorable volume/mix was driven by ketchup and pasta, partially offset by lower volumes of infant nutrition in Italy and soup in the U.K.
Segment Adjusted EBITDA increased 8.3%, driven by savings from Restructuring activities and other ongoing productivity efforts, lower input costs, and favorable volume/mix, partially offset by the unfavorable impact of foreign currency (15.4 pp) and increased marketing investments.
Nine Months Ended September 27, 2015 compared to the Nine Months Ended September 28, 2014
Net sales decreased 17.1%, including the unfavorable impacts of foreign currency (13.1 pp) and divestitures (1.2 pp). Excluding the impacts of foreign currency and divestitures, Pro Forma Organic Net Sales decreased 2.8% as unfavorable volume/mix (3.5 pp) was partially offset by higher net pricing (0.7 pp). Higher net pricing reflected lower promotional spending in beans and price increases in ketchup. Unfavorable volume/mix was driven primarily by declines in infant nutrition in Italy and the volume impact of higher net pricing in beans and ketchup.
Segment Adjusted EBITDA increased 0.5%, driven by lower input costs and savings from Restructuring activities and other ongoing productivity efforts, partially offset by the unfavorable impact of foreign currency (16.3 pp) and increased marketing investments.
Rest of World

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(in millions)			(in millions)
Net sales	$684	$916	(25.3)%	$2,522	$2,781	(9.3)%
Pro forma net sales	684	916	(25.3)%	2,522	2,781	(9.3)%
Segment Adjusted EBITDA	125	177	(29.4)%	498	493	1.0%
Three Months Ended September 27, 2015 compared to the Three Months Ended September 28, 2014
Net sales decreased 25.3%, due to the unfavorable impact of foreign currency (32.4 pp, including 12.8 pp from the devaluation of the Venezuelan bolivar). Excluding the impact of foreign currency, Pro Forma Organic Net Sales increased 7.1%, driven by favorable volume/mix (4.2 pp) and higher net pricing (2.9 pp). Favorable volume/mix reflected growth in Asia Pacific, particularly Indonesia and China. Higher net pricing was driven by pricing actions related to higher local input costs in RIMEA.
Segment Adjusted EBITDA decreased 29.4%, due to the unfavorable impact of foreign currency (43.7 pp, including the impact of the devaluation of the Venezuelan bolivar), partially offset by savings from Restructuring activities and other ongoing productivity efforts.
Nine Months Ended September 27, 2015 compared to the Nine Months Ended September 28, 2014
Net sales decreased 9.3%, due to the unfavorable impact of foreign currency (18.4 pp, including 4.6 pp from the devaluation of the Venezuelan bolivar). Excluding the impact of foreign currency, Pro Forma Organic Net Sales increased 9.1%, driven by both higher net pricing (7.3 pp) and favorable volume/mix (1.8 pp). Higher net pricing reflected the effects of the hyper-inflationary Venezuelan economy prior to our June 28, 2015 currency devaluation and higher local input cost-driven pricing in RIMEA. Favorable volume/mix was driven primarily by Venezuela and Mexico.
Segment Adjusted EBITDA increased 1.0%, driven primarily by savings from Restructuring activities and other ongoing productivity efforts, partially offset by the unfavorable impact of foreign currency (23.3 pp, including the impact of the devaluation of the Venezuelan bolivar).
Liquidity and Capital Resources
We believe that cash generated from our operating activities and our Revolving Credit Facility, will provide sufficient liquidity to meet our working capital needs, expected integration and restructuring expenditures, planned capital expenditures and contributions to our postemployment benefit plans, future contractual obligations, and payment of our anticipated quarterly dividends. We intend to use our cash on hand and our existing revolving credit facility for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.

At September 27, 2015, approximately $1.2 billion of cash and short-term investments were held by our international subsidiaries. A portion of these subsidiaries’ undistributed earnings is not considered to be permanently reinvested for which deferred taxes of $107 million have been provided. Additionally, certain previously taxed earnings have not yet been remitted. As a result, in future periods, we believe that we could repatriate approximately $2.1 billion of cash to the U.S. without incurring any additional material tax expense. For those undistributed earnings considered to be permanently reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. If we decide at a later date to repatriate these funds to the U.S., we would be required to pay taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.
Net Cash Provided by Operating Activities:
Cash provided by operating activities was $746 million in the nine months ended September 27, 2015 compared to $1.3 billion in the nine months ended September 28, 2014. The decrease in cash provided by operating activities was primarily due to current year working capital improvements that were less pronounced than the prior year, cash taxes paid in the current period due to a federal extension payment in the first quarter of 2015, and 2015 Merger costs.
Net Cash Used in Investing Activities:
Net cash used in investing activities was $9.4 billion in the nine months ended September 27, 2015 and $209 million in the nine months ended September 28, 2014. The increase in cash used in investing activities was primarily driven by our payments to acquire Kraft and also included proceeds from our net investment hedges of $481 million.
Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $11.2 billion in the nine months ended September 27, 2015 compared to net cash used of $610 million in the nine months ended September 28, 2014. The $11.2 billion of cash provided by financing activities was primarily driven by $10.0 billion proceeds from issuance of common stock to the Sponsors. Our cash provided by financing activities also included $14.8 billion proceeds from issuances of long-term debt partially offset by long-term debt repayments of $12.3 billion and the payment of our quarterly common stock cash dividend starting in the third quarter of 2015.
Total Debt:
Our long-term debt increased to $25.3 billion at September 27, 2015 as compared to $13.4 billion at December 28, 2014. See Note 11, Debt, to the condensed consolidated financial statements for information on our debt, including the impacts of the 2015 Merger and other transactions that occurred during the nine months ended September 27, 2015. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants at September 27, 2015.
We maintain our Senior Credit Facilities comprised of our $4.0 billion Revolving Credit Facility and a $600 million Term Loan Facility. Our Senior Credit Facilities contain customary representations, covenants, and events of default. At September 27, 2015, $600 million aggregate principal amount of our Term Loan Facility was outstanding. No amounts were drawn on our Revolving Credit Facility at September 27, 2015 or during the nine months ended September 27, 2015. For further description of our Senior Credit Facilities, see Note 11, Debt, to the condensed consolidated financial statements.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, tomatoes, coffee beans, nuts, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, and wheat to manufacture our products. In addition, we purchase and use significant quantities of resins, metals, and cardboard to package our products and natural gas to operate our facilities. We continuously monitor worldwide supply and cost trends of these commodities.
During the nine months ended September 27, 2015, we experienced a decrease in dairy and meat costs and an increase in coffee bean and nut costs. We expect commodity cost volatility to continue over the remainder of the year. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity cost experience may not immediately correlate with market price trends.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Our long-term debt increased to $25.3 billion at September 27, 2015 as compared to $13.4 billion at December 28, 2014. See Note 11, Debt, to the condensed consolidated financial statements for information on our debt, including the impacts of the 2015 Merger and other transactions that occurred during the nine months ended September 27, 2015.
On October 9, 2015, we entered into a $150 million U.S. securitization program, replacing a similar arrangement in existence as of September 27, 2015. Refer to Note 13, Financing Arrangements, to the condensed consolidated financial statements for a discussion of our accounts receivable securitization and factoring programs.

There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in the Form S-4. Refer to the Form S-4 for additional information regarding our contractual obligations and other commitments.
Equity and Dividends
Series A Preferred Stock:
Our 9.00% Series A Preferred Stock entitles holders to a 9.00% annual dividend to be paid quarterly in cash or in kind. We made cash distributions of $540 million during the nine months ended September 27, 2015 and we expect to continue to make cash distributions to fund this dividend as long as the Series A Preferred Stock remains outstanding. See Note 12, Preferred Stock and Warrants, to the condensed consolidated financial statements for a discussion of the Series A Preferred Stock.
Common Stock Dividends:
After the closing of the 2015 Merger and during the third quarter of 2015, we paid a quarterly cash dividend on our common stock in the amount of $637 million on July 27, 2015 to shareholders of record as of July 23, 2015. On November 5, 2015, our Board of Directors declared a cash dividend of $0.575 per share of common stock, which is payable on November 20, 2015, to shareholders of record on November 16, 2015. The present annualized dividend rate is $2.30 per share of common stock. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 28, 2014 in the Form S-4. Our significant accounting estimates are described in our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 2014 in the Form S-4. See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements, for a discussion of changes to our accounting policies in the current period.
New Accounting Pronouncements
See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for a discussion of new accounting pronouncements.
Contingencies
See Note 16, Commitments and Contingencies, to the condensed consolidated financial statements for a discussion of Contingencies.
Supplemental Unaudited Pro Forma Condensed Combined Financial Information
The following unaudited pro forma condensed combined financial information is presented to illustrate the estimated effects of the 2015 Merger, which was consummated on July 2, 2015, and the related equity investments, based on the historical results of operations of Heinz and Kraft. See Note 1, Background and Basis of Presentation, and Note 2, Merger and Acquisition, to the condensed consolidated financial statements for additional information on the 2015 Merger.
The following unaudited pro forma condensed combined statements of income for the three and nine months ended September 27, 2015 and September 28, 2014 are based on the historical financial statements of Heinz and Kraft after giving effect to the 2015 Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to these unaudited pro forma condensed combined statements of income.
The Heinz statement of income information for the three and nine months ended September 27, 2015 and September 28, 2014 were derived from the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The Kraft statement of income information for the six months ended June 27, 2015 was derived from its unaudited condensed consolidated financial statements included in our Form 8-K dated August 10, 2015. The Kraft statement of income information for the three and nine months ended September 28, 2014 was derived from its unaudited condensed consolidated financial statements included in Kraft’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.
The unaudited pro forma condensed combined statements of income are presented as if the 2015 Merger had been consummated on December 30, 2013, the first business day of our 2014 fiscal year, and combine the historical results of Heinz and Kraft. The unaudited pro forma condensed combined statements of income set forth below primarily give effect to the following assumptions and adjustments:

•	Application of the acquisition method of accounting;

•	The issuance of Heinz common stock to the Sponsors in connection with the equity investments;

•	The pre-closing Heinz share conversion;

•	The exchange of one share of Kraft Heinz common stock for each share of Kraft common stock; and

•	Conformance of accounting policies.
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the Merger Date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates.
The unaudited pro forma condensed combined financial information has been prepared in accordance with SEC Regulation S-X Article 11 and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of the dates indicated, nor are they meant to be indicative of our anticipated combined future results. In addition, the accompanying unaudited pro forma condensed combined statements of income do not reflect any anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the 2015 Merger.
The historical consolidated financial information has been adjusted in the accompanying unaudited pro forma condensed combined statements of income to give effect to unaudited pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of the combined company. As a result, under SEC Regulation S-X Article 11, certain expenses such as Deal Costs and Inventory Step-up Costs are eliminated from pro forma results in all periods presented. In contrast, under the ASC 805 presentation in Note 2, Merger and Acquisition, these expenses are required to be included in prior year pro forma results.
The unaudited pro forma condensed combined financial information, including the related notes, should be read in conjunction with the historical consolidated financial statements and related notes of Kraft, and with our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

The Kraft Heinz Company
Pro Forma Condensed Combined Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales	$6,363	$6,993	$20,323	$21,626
Cost of products sold	4,314	4,893	13,579	14,862
Gross profit	2,049	2,100	6,744	6,764
Selling, general and administrative expenses	1,397	1,002	3,496	3,302
Operating income	652	1,098	3,248	3,462
Interest expense	460	274	1,262	825
Other expense, net	108	20	298	66
Income before income taxes	84	804	1,688	2,571
Provision for income taxes	69	194	562	743
Net income	15	610	1,126	1,828
Net income attributable to noncontrolling interest	3	2	10	13
Net income attributable to Kraft Heinz	$12	$608	$1,116	$1,815
Preferred dividend	180	180	540	540
Net (loss)/income attributable to common shareholders	$(168)	$428	$576	$1,275

Basic common shares outstanding	1,213	1,192	1,198	1,192
Diluted common shares outstanding	1,213	1,222	1,222	1,222

Per share data applicable to common shareholders:
Basic (loss)/earnings per share	$(0.14)	$0.36	$0.48	$1.07
Diluted (loss)/earnings per share	$(0.14)	$0.35	$0.47	$1.04

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Three Months Ended September 27, 2015
(in millions, except per share data)
(Unaudited)

	Kraft Heinz	Historical Kraft [1]	Pro Forma Adjustments	Pro Forma
Net sales	$6,120	$243	$—	$6,363
Cost of products sold	4,492	169	(347)	4,314
Gross profit	1,628	74	347	2,049
Selling, general and administrative expenses	1,229	264	(96)	1,397
Operating income/(loss)	399	(190)	443	652
Interest expense	460	—	—	460
Other expense, net	108	—	—	108
(Loss)/income before income taxes	(169)	(190)	443	84
(Benefit from)/provision for income taxes	(49)	(52)	170	69
Net (loss)/income	(120)	(138)	273	15
Net income attributable to noncontrolling interest	3	—	—	3
Net (loss)/income attributable to Kraft Heinz	$(123)	$(138)	$273	$12
Preferred dividend	180	—	—	180
Net (loss)/income attributable to common shareholders	$(303)	$(138)	$273	$(168)

Basic common shares outstanding	1,142	—	71	1,213
Diluted common shares outstanding	1,142	—	71	1,213

Per share data applicable to common shareholders:
Basic (loss)/earnings per share	$(0.27)	$—	$0.13	$(0.14)
Diluted (loss)/earnings per share	$(0.27)	$—	$0.13	$(0.14)
1Historical Kraft reflects activity for the period from June 28, 2015 to July 2, 2015, prior to the 2015 Merger.

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Three Months Ended September 28, 2014
(in millions, except per share data)
(Unaudited)

	Historical Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$2,594	$4,399	$—	$6,993
Cost of products sold	1,827	3,078	(12)	4,893
Gross profit	767	1,321	12	2,100
Selling, general and administrative expenses	358	595	49	1,002
Operating income	409	726	(37)	1,098
Interest expense	167	127	(20)	274
Other expense/(income), net	28	(8)	—	20
Income before income taxes	214	607	(17)	804
Provision for income taxes	40	161	(7)	194
Net income	174	446	(10)	610
Net income attributable to noncontrolling interest	2	—	—	2
Net income attributable to Kraft Heinz	$172	$446	$(10)	$608
Preferred dividend	180	—	—	180
Net (loss)/income attributable to common shareholders	$(8)	$446	$(10)	$428

Basic common shares outstanding	377	593	222	1,192
Diluted common shares outstanding	377	599	246	1,222

Per share data applicable to common shareholders:
Basic (loss)/earnings per share	$(0.02)	$0.75	$(0.37)	$0.36
Diluted (loss)/earnings per share	$(0.02)	$0.74	$(0.37)	$0.35

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Nine Months Ended September 27, 2015
(in millions, except per share data)
(Unaudited)

	Kraft Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$11,214	$9,109	$—	$20,323
Cost of products sold	7,857	6,103	(381)	13,579
Gross profit	3,357	3,006	381	6,744
Selling, general and administrative expenses	2,005	1,532	(41)	3,496
Operating income	1,352	1,474	422	3,248
Interest expense	1,055	247	(40)	1,262
Other expense/(income), net	314	(16)	—	298
(Loss)/income before income taxes	(17)	1,243	462	1,688
(Benefit from)/provision for income taxes	(16)	400	178	562
Net (loss)/income	(1)	843	284	1,126
Net income attributable to noncontrolling interest	10	—	—	10
Net (loss)/income attributable to Kraft Heinz	$(11)	$843	$284	$1,116
Preferred dividend	540	—	—	540
Net (loss)/income attributable to common shareholders	$(551)	$843	$284	$576

Basic common shares outstanding	633	—	565	1,198
Diluted common shares outstanding	633	—	589	1,222

Per share data applicable to common shareholders:
Basic (loss)/earnings per share	$(0.87)	$—	$1.35	$0.48
Diluted (loss)/earnings per share	$(0.87)	$—	$1.34	$0.47

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Nine Months Ended September 28, 2014
(in millions, except per share data)
(Unaudited)

	Historical Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$8,123	$13,503	$—	$21,626
Cost of products sold	5,741	9,040	81	14,862
Gross profit	2,382	4,463	(81)	6,764
Selling, general and administrative expenses	1,166	1,960	176	3,302
Operating income	1,216	2,503	(257)	3,462
Interest expense	504	381	(60)	825
Other expense/(income), net	80	(14)	—	66
Income before income taxes	632	2,136	(197)	2,571
Provision for income taxes	125	695	(77)	743
Net income	507	1,441	(120)	1,828
Net income attributable to noncontrolling interest	13	—	—	13
Net income attributable to Kraft Heinz	$494	$1,441	$(120)	$1,815
Preferred dividend	540	—	—	540
Net (loss)/income attributable to common shareholders	$(46)	$1,441	$(120)	$1,275

Basic common shares outstanding	377	594	221	1,192
Diluted common shares outstanding	377	601	244	1,222

Per share data applicable to common shareholders:
Basic (loss)/earnings per share	$(0.12)	$2.43	$(1.24)	$1.07
Diluted (loss)/earnings per share	$(0.12)	$2.40	$(1.24)	$1.04

The Kraft Heinz Company
Summary of Pro Forma Adjustments
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Impact to cost of products sold:
Postemployment benefit costs (a)	$—	$(12)	$(34)	$81
Inventory step-up(b)	(347)	—	(347)	—
Impact to cost of products sold	$(347)	$(12)	$(381)	$81

Impact to selling, general and administrative expenses:
Depreciation and amortization (c)	$—	$42	$84	$126
Compensation expense (d)	—	15	31	49
Postemployment benefit costs (a)	—	(8)	11	1
Deal costs (e)	(96)	—	(167)	—
Impact to selling, general and administrative expenses	$(96)	$49	$(41)	$176

Impact to interest expense:
Interest expense (f)	$—	$(20)	$(40)	$(60)
Impact to interest expense	$—	$(20)	$(40)	$(60)
Adjustments included in the accompanying unaudited pro forma condensed combined statements of operations are as follows:

(a)
Represents the change to align Kraft's accounting policy to our accounting policy for postemployment benefit plans. Kraft historically elected a mark-to-market accounting policy and recognized net actuarial gains or losses and changes in the fair value of plan assets immediately in earnings upon remeasurement. Our policy is to initially record such items in other comprehensive income/(loss). Also represents the elimination of Kraft’s historical amortization of postemployment benefit plan prior service credits.

(b)
Represents the elimination of nonrecurring non-cash costs related to the fair value adjustment of Kraft’s inventory. See Note 2, Merger and Acquisition, to the condensed consolidated financial statements for additional information on the determination of fair values.

(c)
Represents incremental amortization resulting from the fair value adjustment of Kraft’s definite-lived intangible assets in connection with the 2015 Merger. The net change in depreciation expense resulting from the fair value adjustment of property, plant, and equipment was insignificant. See Note 2, Merger and Acquisition, to the condensed consolidated financial statements for additional information on the determination of fair values.

(d)
Represents the incremental compensation expense due to the fair value remeasurement of certain of Kraft’s equity awards in connection with the 2015 Merger. See Note 8, Employees’ Stock Incentive Plans, to the condensed consolidated financial statements, for additional information on the conversion of Kraft’s equity awards in connection with the 2015 Merger.

(e)	Represents the elimination of nonrecurring deal costs incurred in connection with the 2015 Merger.

(f)
Represents the incremental change in interest expense resulting from the fair value adjustment of Kraft’s long-term debt in connection with the 2015 Merger, including the elimination of the historical amortization of deferred financing fees and amortization of original issuance discount.

We calculated the income tax effect of the pro forma adjustments using a 38.5% weighted average statutory tax rate for all periods presented.

Additionally. we calculated the unaudited pro forma weighted average number of basic shares outstanding by adding Heinz’s historical weighted average number of basic shares outstanding, the 500 million shares issued to the Sponsors in connection with their equity investments both after giving effect to the pre-closing Heinz conversion ratio (0.443332) and the historical weighted average number of basic shares of Kraft, which were converted on a 1:1 basis into shares of Kraft Heinz.
We calculated the unaudited pro forma weighted average number of diluted shares outstanding by adding the effect of dilutive securities to the unaudited pro forma weighted average number of basic shares outstanding.
Non-GAAP Financial Measures
To supplement the condensed consolidated financial statements presented in accordance with U.S. GAAP, we have presented in this report selected unaudited pro forma condensed combined financial information. We also present Pro Forma Organic Net Sales, Adjusted Pro Forma EBITDA and Adjusted Pro Forma EPS, which are considered non-GAAP financial measures. This pro forma financial information and the non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.
The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. Pro Forma Organic Net Sales, Adjusted Pro Forma EBITDA and Adjusted Pro Forma EPS are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, operating income, EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
We define Pro Forma Organic Net Sales as pro forma net sales excluding the impact of acquisitions, currency, and divestitures. We calculate the impact of currency on net sales by holding exchange rates constant at the previous year's exchange rate, with the exception of Venezuela following our June 28, 2015 currency devaluation, for which we calculate the previous year's results using the current year's exchange rate. Management believes that presenting Pro Forma Organic Net Sales is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results.
Adjusted Pro Forma EBITDA is defined as pro forma net income/(loss) from continuing operations before interest expense, other expense, net, provision for/(benefit from) income taxes, depreciation and amortization (including amortization of postretirement benefit plans prior service credits); excluding the impacts of integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges, equity award compensation expense, impairment losses, gains/(losses) on the sale of a business, and nonmonetary currency devaluation. Adjusted Pro Forma EBITDA is a tool intended to assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations. The definition of Adjusted Pro Forma EBITDA may not be comparable to similarly titled measures used by other companies.
We define Adjusted Pro Forma EPS as pro forma diluted EPS excluding the impacts of integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges, impairment losses, gains/(losses) on the sale of a business, and nonmonetary currency devaluation. Management uses Adjusted Pro Forma EPS to assess operating performance on a consistent basis.
See the attached schedules for supplemental financial data, which includes the unaudited pro forma condensed combined financial information, and corresponding reconciliations of Pro Forma Organic Net Sales, Adjusted Pro Forma EBITDA and Adjusted Pro Forma EPS for the relevant periods.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Pro Forma Organic Net Sales
For the Three Months Ended September 27, 2015 and September 28, 2014
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales	Impact of Currency	Impact of Divestitures	Pro Forma Organic Net Sales	Price	Volume/Mix
September 27, 2015
United States	$4,541	$—	$—	$4,541
Canada	539	108	—	647
Europe	599	74	—	673
Rest of World	684	153	—	837
	$6,363	$335	$—	$6,698

September 28, 2014
United States	$4,716	$—	$—	$4,716
Canada	665	—	—	665
Europe	696	—	(26)	670
Rest of World	916	(134)	—	782
	$6,993	$(134)	$(26)	$6,833

Year-over-year growth rates
United States	(3.7)%	0.0 pp	0.0 pp	(3.7)%	0.2 pp	(3.9) pp
Canada	(18.9)%	16.3 pp	0.0 pp	(2.6)%	2.6 pp	(5.2) pp
Europe	(13.9)%	11.1 pp	3.3 pp	0.5%	0.4 pp	0.1 pp
Rest of World	(25.3)%	32.4 pp	0.0 pp	7.1%	2.9 pp	4.2 pp
	(9.0)%	6.7 pp	0.3 pp	(2.0)%	0.7 pp	(2.7) pp

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Pro Forma Organic Net Sales
For the Nine Months Ended September 27, 2015 and September 28, 2014
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales	Impact of Currency	Impact of Divestitures	Pro Forma Organic Net Sales	Price	Volume/Mix
September 27, 2015
United States	$14,202	$—	$—	$14,202
Canada	1,754	259	—	2,013
Europe	1,845	280	(44)	2,081
Rest of World	2,522	365	—	2,887
	$20,323	$904	$(44)	$21,183

September 28, 2014
United States	$14,562	$—	$—	$14,562
Canada	2,058	—	—	2,058
Europe	2,225	—	(84)	2,141
Rest of World	2,781	(134)	—	2,647
	$21,626	$(134)	$(84)	$21,408

Year-over-year growth rates
United States	(2.5)%	0.0 pp	0.0 pp	(2.5)%	0.5 pp	(3.0) pp
Canada	(14.7)%	12.5 pp	0.0 pp	(2.2)%	2.2 pp	(4.4) pp
Europe	(17.1)%	13.1 pp	1.2 pp	(2.8)%	0.7 pp	(3.5) pp
Rest of World	(9.3)%	18.4 pp	0.0 pp	9.1%	7.3 pp	1.8 pp
	(6.0)%	4.9 pp	0.1 pp	(1.0)%	1.5 pp	(2.5) pp

The Kraft Heinz Company
Reconciliation of Pro Forma Operating Income to Adjusted Pro Forma EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Pro forma operating income	$652	$1,098	$3,248	$3,462
Depreciation and amortization (excluding integration and restructuring expenses)	193	222	619	694
Integration and restructuring expenses	482	163	681	502
Merger costs	139	15	193	49
Unrealized losses/(gains) on commodity hedges	—	10	(23)	(13)
Impairment losses	—	—	58	62
Gain on sale of business	—	—	(21)	—
Nonmonetary currency devaluation	—	—	49	—
Equity award compensation expense	16	26	60	80
Adjusted Pro Forma EBITDA	$1,482	$1,534	$4,864	$4,836

The Kraft Heinz Company
Reconciliation of Pro Forma Diluted EPS to Adjusted Pro Forma EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Pro forma diluted EPS	$(0.14)	$0.35	$0.47	$1.04
Integration and restructuring expenses	0.27	0.09	0.38	0.34
Merger costs	0.31	0.01	0.48	0.03
Unrealized losses/(gains) on commodity hedges	—	0.01	(0.01)	(0.01)
Impairment losses	—	—	0.03	0.03
Gain on sale of business	—	—	(0.01)	—
Nonmonetary currency devaluation	—	—	0.23	—
Adjusted Pro Forma EPS	$0.44	$0.46	$1.57	$1.43

Forward-looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “expect,” “improve,” “reassess,” “remain,” “will,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the 2015 Merger, taxes, integration and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond Kraft Heinz’s control.
Important factors that affect Kraft Heinz’s business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, increased competition; Kraft Heinz’s ability to maintain, extend and expand its reputation and brand image; Kraft Heinz’s ability to differentiate its products from other brands; the consolidation of retail customers; changes in relationships with significant customers and suppliers; Kraft Heinz’s ability to predict, identify and interpret changes in consumer preferences and demand; Kraft Heinz’s ability to drive revenue growth in its key product categories, increase its market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in Kraft Heinz’s management team or other key personnel; execution of our international expansion strategy; changes in laws and regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; failure to successfully integrate Kraft Heinz; Kraft Heinz’s ability to complete or realize the benefits from potential and completed acquisitions, alliances, divestitures or joint ventures; economic and political conditions in the nations we operate; the volatility of capital markets; increased pension, labor and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; disruptions in information technology networks and systems; Kraft Heinz’s inability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers or regulators operate; Kraft Heinz’s indebtedness and ability to pay such indebtedness; our dividend payments on our Series A Preferred Stock; tax law changes or interpretations; pricing actions; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the Securities and Exchange Commission, including the Form S-4 and in our Quarterly Report on Form 10-Q for the period ended June 28, 2015. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 27, 2015. For additional information, refer to the Form S-4.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

(a)
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 16, Commitments and Contingencies, to the condensed consolidated financial statements for a discussion of legal proceedings.
Item 1A. Risk Factors.
There were no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities during the Quarter ended September 27, 2015
Our share repurchase activity for the three months ended September 27, 2015 was:

	Total Number of Shares(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
6/29/2015 - 8/2/2015	78,535	$73.84	—
8/3/2015 - 8/30/2015	36,349	73.23	—
8/31/2015 - 9/27/2015	71,833	79.11	—	$—
For the Quarter Ended September 27, 2015	186,717	—	—

(1)	Includes shares tendered by individuals who used shares to exercise options or to pay the related taxes for grants of RSUs that vested.
Item 5. Other Information.
Kraft Heinz currently intends to hold its first Annual Meeting of Stockholders (the “Annual Meeting”) on or about April 22, 2016, at a time and location to be determined and specified in our proxy statement related to the Annual Meeting.  Under the SEC’s rules, shareholders who have continuously held at least $2,000 in market value, or 1%, of the common stock of The Kraft Heinz Company (formerly, Heinz) for at least one year by the date they submit the proposal are eligible to submit a proposal.  We have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as of November 19, 2015. Accordingly, in order for a shareholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by our Corporate Secretary, One PPG Place, Pittsburgh, Pennsylvania 15222 on or before such date, and comply with the procedures and requirements set forth in Rule 14a-8 under the Exchange Act.
In accordance with the advance notice requirements contained in our bylaws, for director nominations or other business to be brought before the Annual Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than the close of business on December 7, 2015, and no later than the close of business on January 6, 2016, to our Corporate Secretary, One PPG Place, Pittsburgh, Pennsylvania 15222. These shareholder notices also must comply with the requirements of our bylaws and will not be effective otherwise.

Item 6. Exhibits.

10.1	Offer of Employment Letter, dated as of July 8, 2015, by and between The Kraft Heinz Company and George Zoghbi.
10.2	Consulting Agreement, dated as of July 9, 2015, by and between The Kraft Heinz Company and John T. Cahill.
18.1	Letter re change in accounting principles
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certification by the Chief Executive Officer.
32.2	18 U.S.C. Section 1350 Certification by the Chief Financial Officer.
101.1
The following materials from The Kraft Heinz Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statement of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KRAFT HEINZ COMPANY
Date:	November 6, 2015
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

THE KRAFT HEINZ COMPANY
Date:	November 6, 2015
		By:	/s/ Christopher R. Skinger
Christopher R. Skinger
Vice President, Global Controller
(Principal Accounting Officer)