Form 10-K
period 2016-01-03
Kraft Heinz Co
filed 2016-03-03
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-37482
The Kraft Heinz Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-2078182 (I.R.S. Employer Identification No.)
One PPG Place, Pittsburgh, Pennsylvania (Address of Principal Executive Offices)	15222 (Zip Code)

Registrant’s telephone number, including area code: (412) 456-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 26, 2015, the last business day of the registrant's most recently completed second quarter, the registrant's common stock was not publicly traded.
As of February 28, 2016, there were 1,215,189,526 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on April 21, 2016 are incorporated by reference into Part III hereof.

The Kraft Heinz Company

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

Forward-Looking Statements
This Annual Report on Form 10-K contains a number of forward-looking statements. Words such as “expect,” “improve,” “reassess,” “remain,” “will,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the 2015 Merger (as defined below), taxes, integration, dividends and plans. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, increased competition; our ability to maintain, extend and expand our reputation and brand image; our ability to differentiate our products from other brands; the consolidation of retail customers; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our inability to realize the anticipated benefits from our cost savings initiatives; changes in relationships with significant customers and suppliers; execution of our international expansion strategy; changes in laws and regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; failure to successfully integrate Kraft Heinz; our ability to complete or realize the benefits from potential and completed acquisitions, alliances, divestitures or joint ventures; economic and political conditions in the nations in which we operate; the volatility of capital markets; increased pension, labor and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; disruptions in information technology networks and systems; our inability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers or regulators operate; our indebtedness and ability to pay such indebtedness; our dividend payments on our Series A Preferred Stock; tax law changes or interpretations; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see “Risk Factors” below in this Annual Report on Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

PART I
Item 1. Business.
General
Kraft Heinz is one of the largest food and beverage companies in the world, with sales in more than 190 countries and territories. We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, throughout the world, under a host of iconic brands including Heinz, Kraft, Oscar Mayer, Planters, Philadelphia, Velveeta, Lunchables, Maxwell House, Capri Sun, and Ore-Ida. A globally recognized producer of delicious foods, we provide products for all occasions whether at home, in restaurants or on the go. As of January 3, 2016, we had assets of $123 billion. Our common stock is listed on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “KHC”.
On July 2, 2015 (the “2015 Merger Date”), through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company and H. J. Heinz Company changed its name to Kraft Heinz Foods Company. While Kraft Heinz was organized as a Delaware corporation in 2013 (as Heinz), both Kraft and Heinz have been pioneers in the food industry for over 100 years.
Before the consummation of the 2015 Merger, primarily all of the common stock of Heinz was owned by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Global Food Holdings LP (together with its affiliates, “3G Capital,” and together with Berkshire Hathaway, the “Sponsors”) following their acquisition of H. J. Heinz Company (the “2013 Merger”) on June 7, 2013 (the “2013 Merger Date”). Immediately prior to the consummation of the 2015 Merger, each share of Heinz issued and outstanding common stock was reclassified and changed into 0.443332 of a share of Kraft Heinz common stock. All share and per share amounts in this Annual Report on Form 10-K, including the consolidated financial statements and related notes have been retroactively adjusted for all historical Successor periods presented to give effect to this conversion, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital. In the 2015 Merger, all outstanding shares of Kraft common stock were converted into the right to receive, on a one-for-one basis, shares of Kraft Heinz common stock. Deferred shares and restricted shares of Kraft were converted to deferred shares and restricted shares of Kraft Heinz, as applicable. In addition, upon the completion of the 2015 Merger, the Kraft shareholders of record immediately prior to the closing of the 2015 Merger received a special cash dividend of $16.50 per share. As a result of the 2015 Merger, our common stock began trading publicly on NASDAQ on July 6, 2015.
On June 7, 2013, H. J. Heinz Company was acquired by Heinz (formerly known as Hawk Acquisition Holding Corporation), a Delaware corporation controlled by the Sponsors, pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “2013 Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among H. J. Heinz Company, Heinz, and Hawk Acquisition Sub, Inc. (“Hawk”).
See Note 1, Background and Basis of Presentation, and Note 2, Merger and Acquisition, to the consolidated financial statements for further information on the 2015 Merger and the 2013 Merger.
Periods Presented
The 2013 Merger established a new accounting basis for Heinz. Accordingly, the consolidated financial statements present both Predecessor and Successor periods, which relate to the accounting periods preceding and succeeding the completion of the 2013 Merger. The Predecessor and Successor periods are separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
Additionally, on October 21, 2013, our Board of Directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. In 2013, as a result of the change in fiscal year-end, the 2013 Merger, and the creation of Hawk, there are three 2013 reporting periods as described below.
The “Successor (Heinz, renamed to The Kraft Heinz Company at the closing of the 2015 Merger) Period” includes:

•	The consolidated financial statements for the year ended January 3, 2016 (a 53 week period, including a full year of Heinz results and post-2015 Merger results of Kraft);

•	The consolidated financial statements for the year ended December 28, 2014 (a 52 week period, including a full year of Heinz results); and
•The period from February 8, 2013 through December 29, 2013 (the “2013 Successor Period”), reflecting:

▪
The creation of Hawk on February 8, 2013 and the activity from February 8, 2013 to June 7, 2013, which related primarily to the issuance of debt and recognition of associated issuance costs and interest expense; and

▪
All activity subsequent to the 2013 Merger. Therefore, the 2013 Successor Period includes 29 weeks of operating activity (June 8, 2013 to December 29, 2013). We indicate on our financial statements the weeks of operating activities in this period.

The “Predecessor (H. J. Heinz Company) Period” includes, but is not limited to:

•
The consolidated financial statements of H. J. Heinz Company prior to the 2013 Merger on June 7, 2013, which includes the period from April 29, 2013 through June 7, 2013 (the “2013 Predecessor Period”); this represents six weeks of activity from April 29, 2013 through the 2013 Merger; and

•	The consolidated financial statements of H. J. Heinz Company for the fiscal year from April 30, 2012 to April 28, 2013 (“Fiscal 2013”).
Reportable Segments
Following the 2015 Merger, we revised our segment structure and began to manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World.” Rest of World is comprised of three operating segments: Asia Pacific, Latin America, and Russia, India, the Middle East and Africa (“RIMEA”). We began to report on our reorganized segment structure during the third quarter of 2015 and have reflected this structure for all historical periods presented.
See Note 20, Segment Reporting, to the consolidated financial statements for financial information by segment.
Net Sales by Product Category
Product categories that contributed 10% or more to consolidated net sales for the years ended January 3, 2016 and December 28, 2014, the 2013 Successor Period, the 2013 Predecessor Period, and Fiscal 2013 were:

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Condiments and sauces	32%	50%	49%	48%	47%
Cheese and dairy	15%	—%	—%	—%	—%
Ambient meals	10%	14%	14%	13%	14%
Frozen and chilled meals	12%	18%	19%	18%	20%
Infant/nutrition	5%	10%	10%	11%	10%
Sales and Customers
Our products are sold through our own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, drug stores, value stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health care facilities, and certain government agencies. For the year ended January 3, 2016 Wal-Mart Stores Inc., our largest customer, represented approximately 20% of our net sales. For the year ended December 28, 2014, the 2013 Successor Period, the 2013 Predecessor Period, and Fiscal 2013 Wal-Mart Stores Inc., represented approximately 10% of our net sales. Additionally, we have significant customers in different regions around the world; however, none of these customers individually are material to our consolidated business. For the year ended January 3, 2016, the five largest customers in our United States segment accounted for approximately 45% of United States segment sales, the five largest customers in our Canada segment accounted for approximately 75% of Canada segment sales, and the five largest customers in our Europe segment accounted for approximately 35% of our Europe segment sales.
Raw Materials and Packaging
We manufacture (and contract for the manufacture of) our products from a wide variety of raw food materials. We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, tomatoes, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, wheat and other goods to manufacture our products. In addition, we purchase and use significant quantities of resins and cardboard to package our products and natural gas to operate our facilities. For commodities that we use across many of our product categories, such as corrugated paper and energy, we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations. We source these commodities from a variety of providers including large, international producers, and smaller, local independent sellers. Where appropriate, we seek to establish preferred purchaser status and/or have developed strategic partnerships with many of our suppliers with the objective of achieving favorable pricing and dependable supply for many of our commodities. The prices of raw materials and agricultural materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, consumer, industrial or investment demand, and changes in governmental regulation and trade, alternative energy, and agricultural programs.
The most significant cost components of our cheese products are dairy commodities, including milk and cheese. We purchase our dairy raw material requirements from independent third parties, such as agricultural cooperatives and independent processors. Market supply and demand, as well as government programs, significantly influence the prices for milk and other dairy products. Significant cost components in our meat business include pork, beef, and poultry, which we primarily purchase from applicable local markets. Livestock feed costs and the global supply and demand for U.S. meats influence the prices of these meat products. The most significant cost component of our coffee products is coffee beans, which we purchase on world markets. Quality and availability of supply, currency fluctuations, and consumer demand for coffee products impact coffee bean prices. The most significant cost components in our nut products include peanuts, cashews and almonds, which we purchase on both domestic and world markets, where global market supply and demand is the primary driver of price.
Our risk management group works with our procurement teams to monitor worldwide supply and cost trends so we can obtain ingredients and packaging needed for production at competitive prices. Although the prices of our principal raw materials can be expected to fluctuate, we believe there will be an adequate supply of the raw materials we use and that they are generally available from numerous sources. Our risk management group uses a range of hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. We actively monitor any changes to commodity costs so that we can seek to mitigate the effect through pricing and other operational measures.
Competition
We face competition in all aspects of our business. Competitors include large national and international food and beverage companies and numerous local and regional companies. We compete with both branded and generic products, in addition to retailer brands, wholesalers, and cooperatives. We compete primarily on the basis of product quality and innovation, brand recognition and loyalty, service, the ability to identify and satisfy consumer preferences, the introduction of new products and the effectiveness of our advertising campaigns and marketing programs, distribution, shelf space, merchandising support, and price. Improving our market position or introducing a new product requires substantial advertising and promotional expenditures.
Trademarks and Intellectual Property
Our trademarks are material to our business and are among our most valuable assets.  Depending on the country, trademarks generally remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. Some of our significant trademarks by segment include:

Majority Owned and Licensed Trademarks
United States	Kraft, Oscar Mayer, Heinz, Planters, Velveeta, Philadelphia, Lunchables, Maxwell House, Capri Sun, Ore-Ida, Kool-Aid, Jell-O
Canada	Kraft, Heinz, Cracker Barrel, Philadelphia, Tassimo, Maxwell House
Europe	Heinz, Plasmon, Lea & Perrins
Rest of World	Heinz, ABC, Master, Quero, Golden Circle, Wattie's, Complan
Additionally, we own numerous patents worldwide. We consider our portfolio of patents, patent applications, patent licenses under patents owned by third parties, proprietary trade secrets, technology, know-how processes, and related intellectual property rights to be material to our operations. Patents, issued or applied for, cover inventions ranging from basic packaging techniques to processes relating to specific products and to the products themselves. While our patent portfolio is material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business.
Our issued patents extend for varying periods according to the date of the patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country.

We sell some products under brands we license from third parties, including Capri Sun packaged drink pouches for sale in the United States, T.G.I. Friday’s frozen snacks and appetizers in the United States and Canada, McCafe ground, whole bean and on-demand single cup coffees in the United States and Canada, Taco Bell Home Originals Mexican-style food products in U.S. grocery stores and Weight Watchers Smart Ones frozen entrees, snacks and desserts in the United States and Canada. In our agreements with Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.), we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions for an agreed period of time following the spin-off of Kraft from Mondelēz International in 2012.
Research and Development
Our research and development focuses on achieving the following four objectives:

•	growth through product improvements and renovations, new products, and line extensions,

•	uncompromising product safety and quality,

•	superior customer satisfaction, and

•	cost reduction.
Research and development expense was $105 million in the year ended January 3, 2016, $58 million in the year ended December 28, 2014, $53 million in the 2013 Successor Period, $10 million in the 2013 Predecessor Period, and $93 million in Fiscal 2013.
Seasonality
Although crops constituting some of our raw food ingredients are harvested on a seasonal basis, most of our products are produced throughout the year.
Seasonal factors inherent in our business change the demand for products, including holidays, changes in seasons, or other annual events. These factors influence our quarterly sales, operating income and cash flows. Therefore, it is most meaningful to compare quarterly results to the same quarters of prior years.
Employees
We had approximately 42,000 employees as of January 3, 2016.
Regulation
Our business operations, including the production, storage, distribution, sale, display, advertising, marketing, labeling, quality and safety of our products, occupational safety and health practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as laws and regulations administered by government entities and agencies outside the United States in markets in which our products are manufactured, distributed or sold.
We are required to comply with a variety of U.S. and Canadian laws and regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Safe Food for Canadians Act; the Occupational Safety and Health Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act; customs and foreign trade laws and regulations; and laws regulating the sale of certain of our products in schools. We are also subject to numerous similar and other laws and regulations outside of North America, including but not limited to laws and regulations governing food safety, health and safety, anti-corruption and data privacy. In our business dealings, we are also required to comply with the Foreign Corrupt Practices Act, the U.K. Bribery Act and the Trade Sanctions Reform and Export Enhancement Act. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business.
Environmental Regulation
Our activities throughout the world are highly regulated and subject to government oversight. Various laws concerning the handling, storage and disposal of hazardous materials and the operation of facilities in environmentally sensitive locations may impact aspects of our operations.
In the United States, where a significant portion of our business operates, these laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and several liability on each potentially responsible party.

We are involved in a number of active proceedings in the United States under CERCLA (and other similar state actions and legislation) related to our current operations and certain closed, inactive, or divested operations for which we retain liability. We do not currently expect these to have a material effect on our earnings or financial condition.
As of January 3, 2016, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition.
However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus, future costs associated with such matters may exceed current reserves.
Foreign Operations
For the year ended January 3, 2016, we generated a significant amount of our net sales from operations outside of the United States, and sell our products in more than 190 countries and territories. For additional information about our foreign operations, see Note 20, Segment Reporting, to the consolidated financial statements. Refer to Item 2, Properties, for more information on our manufacturing and other facilities. Also, for a discussion of risks related to our operations outside the United States, including currency risk, see Risk Factors in Item 1A.
Executive Officers of the Registrant
The following are our executive officers as of February 22, 2016:

Name	Age	Title
Bernardo Hees	46	Chief Executive Officer
Paulo Basilio	41	Executive Vice President and Chief Financial Officer
Matt Hill	45	Zone President of Europe
Emin Mammadov	39	Zone President of Russia, India and Middle East, Turkey & Africa
Eduardo Pelleissone	42	Executive Vice President of Global Operations
Carlos Piani	42	Zone President of Canada
Marcos Romaneiro	32	Zone President of Asia Pacific
Francisco Sa	50	Zone President of Latin America
James Savina	42	Senior Vice President, Global General Counsel and Corporate Secretary
George Zoghbi	49	Chief Operating Officer of U.S. Commercial business
Bernardo Hees became Chief Executive Officer upon the closing of the 2015 Merger. He had previously served as Chief Executive Officer of Heinz since June 2013. Previously, Mr. Hees served as Chief Executive Officer of Burger King Worldwide Holdings, Inc., a global fast food restaurant chain, from September 2010 to June 2013 and Burger King Worldwide, Inc. from June 2012 to June 2013 and as Chief Executive Officer of América Latina Logística (“ALL”), a logistics company, from January 2005 to September 2010. Mr. Hees has also been a partner at 3G Capital since July 2010.
Paulo Basilio became Executive Vice President and Chief Financial Officer upon the closing of the 2015 Merger. He had previously served as Chief Financial Officer of Heinz since June 2013. Previously, Mr. Basilio served as Chief Executive Officer of ALL from September 2010 to June 2012, after having served in various roles at ALL, including Chief Operating Officer, Chief Financial Officer, and Analyst. Mr. Basilio has been a partner of 3G Capital since July 2012.
Matt Hill assumed his current role upon the closing of the 2015 Merger and had previously held the same role at Heinz since June 2013. Prior to his appointment, Mr. Hill was President of Heinz UK & Ireland since April 2012. Mr. Hill joined Heinz in 2010 as Chief Marketing Officer for the UK & Ireland and was subsequently appointed Chief Commercial Officer managing Sales and Marketing. Prior to joining Heinz, Mr. Hill spent 17 years at Unilever, a consumer goods company, in a variety of UK, European and Global marketing and leadership roles.
Emin Mammadov assumed his current role upon the closing of the 2015 Merger and had previously held the same role at Heinz since June 2013. Previously, Mr. Mammadov was President, Africa & Middle East from March 2013 to June 2013 and Managing Director of Heinz China Sauces from 2010 to March 2013. He also served as Marketing Director and then Commercial Director of Heinz Russia from 2006 to 2010.
Eduardo Pelleissone assumed his current role upon the closing of the 2015 Merger and had previously held the same role at Heinz since July 2013. Prior to joining Heinz, Mr. Pelleissone was Chief Executive Officer of ALL from May 2012 to June 2013. Prior to assuming that role, Mr. Pelleissone had held the roles of Chief Operating Officer from July 2011 to 2012 and Commercial Vice President of the Agriculture Segment at ALL from 2004 to 2011.
Carlos Piani was appointed Zone President of Canada on September 1, 2015. Prior to joining Kraft Heinz, Mr. Piani served as Chief Executive Officer of PDG Realty S.A. Empreendimentos e Participacoes, a real estate company, from August 2012 to August 2015. Previously, he served as Co-Head of Private Equity of Vinci Partners, an independent asset management firm, from April 2010 to August 2012 and as Chief Executive Officer of Companhia Energetica do Maranhao, an electricity distribution company, from March 2006 to April 2010.
Marcos Romaneiro assumed his current role upon the closing of the 2015 Merger and had previously held the same role at Heinz since June 2014. Prior to his appointment as Zone President of Heinz Asia Pacific, Mr. Romaneiro was Senior Vice President, Global Finance at Heinz from June 2013 to May 2014. From January 2012 to May 2013, Mr. Romaneiro was Vice President at 3G Capital and was responsible for sourcing, negotiating and executing private equity transactions. Prior to joining 3G Capital, Mr. Romaneiro worked at Cerberus Capital Management, a private equity firm, from January 2010 to December 2011. Mr. Romaneiro has also been a partner at 3G Capital since January 2015.
Francisco Sa assumed his current role upon the closing of the 2015 Merger and had previously held the same role at Heinz after joining in July 2014. Mr. Sa served as Zone President for Anheuser-Busch InBev NV/SA’s Latin America South business from January 2012 to January 2014 and as Zone President for Central and Eastern Europe from January 2008 to December 2011.
James Savina was appointed Senior Vice President, Global General Counsel and Corporate Secretary upon the closing of the 2015 Merger. Mr. Savina served as Kraft’s Senior Vice President, Deputy General Counsel and Chief Compliance Officer from March 2015 to July 2015, and Vice President, Associate General Counsel and Chief Compliance Officer from February 2013 to March 2015. Prior to joining Kraft in 2013, he served as Executive Director, Global Legal Investigations and Operations of Avon Products, Inc., a global manufacturer of beauty and related products, since April 2010.
George Zoghbi was appointed Chief Operating Officer of U.S. Commercial business upon the closing of the 2015 Merger. Mr. Zoghbi previously served as Kraft’s Chief Operating Officer since February 2015 and, before that, as Vice Chairman, Operations, R&D, Sales and Strategy since June 2014. He served as Executive Vice President and President, Cheese & Dairy and Exports from February 2013 until June 2014. Mr. Zoghbi served as Executive Vice President and President, Cheese and Dairy from October 1, 2012 to February 2013. Prior to that, he served as President, Cheese and Dairy of Mondelēz International, a global food and beverage company, since October 2009.
Available Information
Our website address is www.kraftheinzcompany.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission (the “SEC”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on our website as soon as possible after we electronically file them with, or furnish them to, the SEC. You can also read, access and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Kraft Heinz, that are electronically filed with the SEC.
Item 1A. Risk Factors.
We operate in a highly competitive industry.
The food and beverage industry is highly competitive across all of our product offerings. We compete based on product innovation, price, product quality, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy consumer preferences.
We may need to reduce our prices in response to competitive and customer pressures, including changing consumer preferences that may adversely impact the market for our products. These pressures may also restrict our ability to increase prices in response to commodity and other cost increases. We may also need to increase or reallocate spending on marketing, retail trade incentives, materials, advertising, and new product innovation to maintain or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we are unable to compete effectively, our profitability, financial condition, and operating results may suffer.

Maintaining, extending and expanding our reputation and brand image are essential to our business success.
We have many iconic brands with long-standing consumer recognition. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Increasing negative attention on the role of food and beverage marketing could adversely affect our brand image. It could also lead to stricter regulations and greater scrutiny of marketing practices. Existing or increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about legal or regulatory action against us, or our suppliers and, in some cases, our competitors, could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information, including misinformation, and opinions can be shared. Negative posts or comments about us, our brands or our products, or our suppliers and, in some cases, our competitors, on social or digital media, whether or not valid, could seriously damage our brands and reputation. If we do not maintain, extend, and expand our reputation, brand image, then our product sales, financial condition and operating results could be materially and adversely affected.
We must leverage our brand value to compete against retailer brands and other economy brands.
In nearly all of our product categories, we compete with branded products as well as retailer and other economy brands, which are typically sold at lower prices. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and retailer or other economy brands change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer retailer or other economy brands, then we could lose market share or sales volumes or shift our product mix to lower margin offerings. A change in consumer preferences could also cause us to increase capital, marketing and other expenditures, which could materially and adversely affect our product sales, financial condition, and operating results.
The consolidation of retail customers could adversely affect us.
Retail customers, such as supermarkets, warehouse clubs and food distributors in our major markets, may consolidate, resulting in fewer customers for our business. Consolidation also produces larger retail customers that may seek to leverage their position to improve their profitability by demanding improved efficiency, lower pricing, increased promotional programs, or specifically tailored product offerings. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Retail consolidation and increasing retailer power could materially and adversely affect our product sales, financial condition, and operating results.
Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance may have a corresponding material and adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases, which could materially and adversely affect our product sales, financial condition, and operating results.
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

We must distinguish between short-term fads, mid-term trends, and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer an array of products that satisfy a broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing or more profitable categories, demand for our products could decrease, which could materially and adversely affect our product sales, financial condition, and operating results.

Prolonged negative perceptions concerning the health implications of certain food and beverage products could influence consumer preferences and acceptance of some of our products and marketing programs. We strive to respond to consumer preferences and social expectations, but we may not be successful in our efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition, and operating results.
In addition, achieving growth depends on our successful development, introduction, and marketing of innovative new products and line extensions. There are inherent risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance or impact on our existing product offerings. We may be required to increase expenditures for new product development. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect and maintain necessary intellectual property rights, and to avoid infringing upon the intellectual property rights of others. We must also be able to respond successfully to technological advances by and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and impact our product sales, financial condition, and operating results.
We may be unable to drive revenue growth in our key product categories, increase our market share, or add products that are in faster growing and more profitable categories.
The food and beverage industry’s overall growth is generally linked to population growth. Our future results will depend on our ability to drive revenue growth in our key product categories and growth in the food and beverage industry in the countries in which we operate. Our future results will also depend on our ability to enhance our portfolio by adding innovative new products in faster growing and more profitable categories and our ability to increase market share in our existing product categories. Our failure to drive revenue growth, limit market share decreases in our key product categories or develop innovative products for new and existing categories could materially and adversely affect our product sales, financial condition, and operating results.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our consolidated operating results.
We test goodwill and indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our annual impairment testing in the second quarter of 2015, prior to completion of the 2015 Merger.
The first step of the goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step would be applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill would be considered impaired and would be reduced to its implied fair value. We test indefinite-lived intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. If the carrying value exceeds fair value, the intangible asset would be considered impaired and would be reduced to fair value.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then one or more reporting units or intangible assets might become impaired in the future. Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our operating results or net worth.

Commodity, energy, and other input prices are volatile and could negatively affect our consolidated operating results.
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, soybean and vegetable oils, sugar and other sweeteners, corn products, tomatoes, cucumbers, potatoes, onions, other fruits and vegetables, spices, flour and wheat to manufacture our products. In addition, we purchase and use significant quantities of resins, cardboard, glass, plastic, metal, paper, fiberboard and other materials to package our products and we use other inputs, such as water and natural gas, to operate our facilities. We are also exposed to changes in oil prices, which influence both our packaging and transportation costs. Prices for commodities, energy, and other supplies are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather or global climate change, crop failures or shortages due to plant disease or insect and other pest infestation, consumer, industrial or investment demand, and changes in governmental regulation and trade, alternative energy, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect our operations. Additionally, the cost of raw materials and finished products may fluctuate due to movements in cross-currency transaction rates. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
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
In particular, the success of the continued integration of Kraft and Heinz will depend in part on our ability to retain the talents and dedication of key employees. If key employees terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, our business activities may be adversely affected and our management team’s attention may be diverted from successfully integrating Kraft and Heinz to hiring suitable replacements. In addition, we may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, all of which could adversely affect our product sales, financial condition, and operating results.
We may be unable to realize the anticipated benefits from streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
We have implemented a number of cost savings initiatives, including our Integration Program, that we believe are important to position our business for future success and growth. We have evaluated changes to our organization structure to enable us to reduce costs, simplify or improve processes, and improve our competitiveness. Our future success may depend upon our ability to realize the benefit of our cost savings initiatives. In addition, certain of our initiatives may lead to increased costs in other aspects of our business such as increased conversion, outsourcing or distribution costs. We must be efficient in executing our plans to achieve cost savings and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity. To capitalize on our efforts, we must carefully evaluate investments in our business, and execute on those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from our efforts, we could be cost disadvantaged in the marketplace, and our competitiveness, production and profitability could decrease.

Changes in our relationships with significant customers or suppliers could adversely impact us.
We have significant sales to certain significant customers. There can be no assurance that all of our significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing and focus on developing their own brands. The loss of a significant customer or a material reduction in sales or a change in the mix of products we sell to a significant customer could materially and adversely affect our product sales, financial condition, and operating results.
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
Our activities throughout the world are highly regulated and subject to government oversight. Various laws and regulations govern food and beverage production, storage, distribution, sales, and marketing, as well as licensing, trade, tax, and environmental matters. Governing bodies regularly issue new regulations and changes to existing regulations. Our need to comply with new or revised regulations or their interpretation and application could materially and adversely affect our product sales, financial condition, and operating results.
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
We have a complex network of suppliers, owned manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather, raw material shortages, natural disasters, fire or explosion, terrorism, generalized labor unrest, or health pandemics, could damage or disrupt our operations or our suppliers’ or co-manufacturers’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.
The failure to integrate successfully the business and operations of Kraft and Heinz in the expected time frame may adversely affect our future results.
Prior to the 2015 Merger, Kraft and Heinz operated as independent companies. There can be no assurances that these businesses can be integrated successfully. It is possible that the integration process could result in the loss of key historical Kraft or Heinz employees, the loss of customers, the disruption of ongoing businesses, unexpected integration issues, or higher than expected integration costs. It is also possible that the overall post-merger integration process will take longer than originally anticipated. Specifically, the following issues, among others, must be addressed as we continue to integrate the operations of Kraft and Heinz in order to realize the anticipated benefits of the 2015 Merger:

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

•	integrating the companies’ technologies;

•	integrating and unifying the offerings and services available to historical Kraft and Heinz customers;

•	identifying and eliminating redundant and underperforming functions and assets;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•
integrating the companies’ financial reporting and internal control systems, including our ability to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;

•	maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	integrating and consolidating the companies’ administrative and information technology infrastructure and computer systems;

•	coordinating distribution and marketing efforts;

•	managing the movement of certain positions to different locations; and

•	coordinating geographically dispersed organizations.
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
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards and critical accounting estimates, taxation requirements and environmental laws. Other factors impacting our operations in the United States, Venezuela, Russia and other international locations where we do business include export and import restrictions, currency exchange rates, currency devaluation, cash repatriation restrictions, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, and political unrest. Such factors in either domestic or foreign jurisdictions could materially and adversely affect our financial results. For further information on Venezuela, see Note 17, Venezuela - Foreign Currency and Inflation, to the consolidated financial statements.
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

Some of our customers and counterparties are highly leveraged. Consolidations in some of the industries in which our customers operate have created larger customers, some of which are highly leveraged and facing increased competition and continued credit market volatility. These factors have caused some customers to be less profitable and increased our exposure to credit risk. A significant adverse change in the financial and/or credit position of a customer or counterparty could require us to assume greater credit risk relating to that customer or counterparty and could limit our ability to collect receivables. This could have an adverse impact on our financial condition and liquidity.
Our results could be adversely impacted as a result of increased pension, labor, and people-related expenses.
Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing employee benefits in the United States, Canada and other foreign jurisdictions, including pension, health and welfare, and severance benefits. Any declines in market returns could adversely impact the funding of pension plans, the assets of which are invested in a diversified portfolio of equity and fixed-income securities and other investments. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.
Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices may cause volatility in our operating results and net income.
We use commodity futures and options to partially hedge the price of certain input costs, including dairy products, coffee beans, meat products, wheat, corn products, soybean oils, sugar, and natural gas. Changes in the values of these derivatives are currently recorded in net income, resulting in volatility in both gross profits and net income. We report these gains and losses in cost of products sold in our consolidated statements of income to the extent we utilize the underlying input in our manufacturing process. We report these gains and losses in the unallocated corporate items line in our segment operating results until we sell the underlying products, at which time we reclassify the gains and losses to segment operating results. We may experience volatile earnings as a result of these accounting treatments.
Our net sales and net income may be exposed to exchange rate fluctuations.
We derive a substantial portion of our net sales from international operations. We hold assets and incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the British pound sterling, euro, Australian dollar, Canadian dollar, New Zealand dollar, Brazilian real, Indonesian rupiah, and Chinese renminbi. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. We have implemented currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, these hedging strategies may not be successful and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. In addition, in certain circumstances, we may incur costs in one currency related to services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations, financial condition and cash flows.
We are significantly dependent on information technology.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks and other cybersecurity risks, telecommunication failures, user errors, catastrophic events or other factors. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, transaction errors, processing inefficiencies, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.
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
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our customers, suppliers and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay the delivery of our products. Influenza or other pandemics could disrupt production of our products, reduce demand for certain of our products, or disrupt the marketplace in the foodservice or retail environment with consequent material adverse effects on our results of operations. While we insure against certain business interruption risks, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters. To the extent we are unable to, or cannot, financially mitigate the likelihood or potential impact of such events, or effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a material adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain.
Our indebtedness levels could impact our business.
Our ability to make payments on and to refinance our indebtedness, including any future debt that we may incur, will depend on our ability to generate cash from operations, financings, or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing, retail trade incentives, advertising and product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets, or dedicating an unsustainable level of our cash flows from operations to the payment of principal and interest on our indebtedness. The creditors who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt. If our operating performance declines, we may in the future need to obtain waivers from the required creditors under our indebtedness instruments to avoid being in default. If we breach the covenants under our indebtedness instruments and seek a waiver, we may not be able to obtain a waiver from the required creditors. If this occurs, we would be in default under our indebtedness instruments, the creditors could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
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

•
require a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; and

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
The terms of our Series A Preferred Stock provide for a 9.00% annual dividend, payment of which could adversely affect our results of operations and could result in a net loss.
The terms of our Series A Preferred Stock provide for a 9.00% annual dividend. These dividend payments resulted in a net loss attributable to Kraft Heinz’s common shareholders in our fiscal year ended January 3, 2016, despite having otherwise generated $634 million in net income during that period. To the extent dividend payments to holders of the 9.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) exceed our net income (before taking into account such payments) in any fiscal year, a net loss would result. Even if such dividend payments do not exceed our net income, the payment obligation will have a negative impact on our results of operations. In addition, the ability to pay these dividend payments is also subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. While we currently intend to refinance the Series A Preferred Stock in 2016, there can be no assurance that we will be able to successfully undertake such refinancing.
The Sponsors have substantial control over us and may have conflicts of interest with us in the future.
The Sponsors (together with employees who were Heinz stockholders prior to the consummation of the 2015 Merger) own approximately 51% of our common stock. Six of our 11 directors had been directors of Heinz prior to the closing of the 2015 Merger and remained directors of Kraft Heinz pursuant to the merger agreement. In addition, some of our executive officers, including Bernardo Hees, our Chief Executive Officer, are partners of 3G Capital, one of the Sponsors. As a result, the Sponsors have the potential to exercise influence over management and have substantial control over decisions of our Board of Directors as well as over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors and approving mergers or sales of substantially all of our capital stock or our assets. In addition, to the extent that the Sponsors collectively hold a majority of our common stock, they together would have the power to take shareholder action by written consent to adopt amendments to our charter or take other actions, such as corporate transactions, that require the vote of holders of a majority of our outstanding common stock. The directors designated by the Sponsors may have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of our equity, they will continue to be able to strongly influence or effectively control our decisions.
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
Kraft Heinz, 3G Global Food Holdings LP and Berkshire Hathaway entered into a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by 3G Global Food Holdings LP and Berkshire Hathaway Inc., which represents all shares of our common stock held by the Sponsors as of the date of the closing of the 2015 Merger. As of the closing of the 2015 Merger, registrable shares represented approximately 51% of our outstanding common stock on a fully diluted basis. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, sales of a large number of registrable shares may be made upon registration of such shares with the SEC in accordance with the terms of the registration rights agreement. Registration and sales of our common stock effected pursuant to the registration rights agreement will increase the number of shares being sold in the public market and may increase the volatility of the price of our common stock.
Our ability to pay regular dividends to our shareholders is subject to the discretion of the Board of Directors and may be limited by our debt agreements, limitations under Delaware law and the rights of holders of Series A Preferred Stock.
Although it is currently anticipated that we will continue pay regular quarterly dividends, any such determination to pay dividends will be at the discretion of the Board of Directors and will be dependent on then-existing conditions, including our financial condition, income, legal requirements, including limitations under Delaware law, the rights of holders of shares of the Series A Preferred Stock to receive dividends in respect of such shares prior to us being permitted to pay any dividends in respect of our common stock and other factors the Board of Directors deems relevant. The Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. For these reasons, shareholders will not be able to rely on dividends to receive a return on investment. Accordingly, realization of any gain on shares of our common stock may depend on the appreciation of the price of our common stock, which may never occur.
We may not generate U.S. earnings and profits sufficient for distributions paid to shareholders to be treated as dividends for U.S. federal income tax purposes.
Although it is currently anticipated that we will continue to pay regular quarterly dividends, our earnings (as determined under U.S. tax principles) may not be sufficient for all or a portion of these distributions to be treated as dividends for U.S. federal income tax purposes. If our earnings and profits are not sufficient, these distributions would be treated as a return of capital to each shareholder, up to the extent of the shareholder’s tax basis. If a shareholder does not have sufficient tax basis, these distributions could result in taxable gains to the shareholder. Shareholders should consult their tax advisors for a full understanding of all of the tax consequences of the receipt of dividends, including distributions in excess of our earnings and profits.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate co-headquarters are located in Pittsburgh, Pennsylvania and Chicago, Illinois. Our co-headquarters are leased and house our executive offices, certain U.S. business units, and our administrative, finance, and human resource functions. We maintain additional owned and leased offices throughout the regions in which we operate.
We manufacture our products in our network of manufacturing and processing facilities located throughout the world. As of January 3, 2016, we operated 89 manufacturing and processing facilities. We own 86 and lease three of these facilities. Our manufacturing and processing facilities count by segment as of January 3, 2016 was:

	Owned	Leased
United States	45	1
Canada	3	—
Europe	9	—
Rest of World	29	2
We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and are adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.
Several of our current manufacturing and processing facilities are scheduled to be closed within the next two years. See Note 3, Integration and Restructuring Expenses, to the consolidated financial statements for additional information.
Item 3. Legal Proceedings.
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
On April 1, 2015, the Commodity Futures Trading Commission (“CFTC”) filed a formal complaint against Mondelēz International and Kraft in the U.S. District Court for the Northern District of Illinois, Eastern Division, related to activities involving the trading of December 2011 wheat futures contracts. The complaint alleges that Mondelēz International and Kraft (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011, (2) violated position limit levels for wheat futures, and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. As previously disclosed by Kraft, these activities arose prior to the October 1, 2012 spin-off of Kraft by Mondelēz International to its shareholders and involve the business now owned and operated by Mondelēz International or its affiliates. The Separation and Distribution Agreement between Kraft and Mondelēz International, dated as of September 27, 2012, governs the allocation of liabilities between Mondelēz International and Kraft and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose. We do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.

As previously disclosed, six lawsuits were filed in connection with the 2015 Merger against Kraft, members of its board of directors, Heinz, Kite Merger Sub Corp., and Kite Merger Sub LLC. The plaintiffs in these matters alleged, among other things, that (i) the Form S-4 contained material omissions and misleading statements, and (ii) the members of the Kraft board of directors breached their fiduciary duties in connection with the 2015 Merger. The plaintiffs sought, among other things, injunctive relief and damages. As disclosed in Kraft’s Form 8-K filed on June 24, 2015, on June 23, 2015, Kraft entered into a memorandum of understanding with the plaintiffs providing for the settlement of all of these lawsuits. On October 28, 2015, we executed a stipulation of settlement with the plaintiffs formalizing the terms of the memorandum of understanding. On November 10, 2015, the U.S. District Court for the Eastern District of Virginia issued an order preliminarily approving the settlement and providing for notice to Kraft’s shareholders regarding the proposed settlement. On February 18, 2016, the court held a hearing regarding the proposed settlement.  The court indicated that it intends to approve the settlement and requested that Plaintiffs’ counsel provide certain additional information. We do not expect this matter to have a material adverse effect on our financial condition or results of operations.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on NASDAQ under the ticker symbol “KHC”. At February 28, 2016, there were approximately 56,000 holders of record of our common stock.
Our stock began publicly trading on July 6, 2015. Our quarterly highest and lowest market prices are:

	2015 Quarters
	First	Second	Third	Fourth
Market price-high	NA	NA	$81.20	$79.94
Market price-low	NA	NA	$61.42	$68.65
Dividends declared	NA	NA	$0.55	$1.15

Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor's (“S&P”) 500 Index and the S&P Consumer Staples Food Products, which we consider to be our peer group. This graph covers the period from July 6, 2015 (the first day our common stock began trading on NASDAQ) through December 31, 2015 (the last trading day of our fiscal year). The graph shows total shareholder return assuming $100 was invested on July 6, 2015 and the dividends were reinvested on a daily basis.

	Kraft Heinz	S&P 500	S&P Consumer Staples Food Products
July 6, 2015	$100.00	$100.00	$100.00
September 25, 2015	$101.24	$93.79	$100.21
December 31, 2015	$102.07	$99.85	$106.90
The above performance group shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Issuer Purchases of Equity Securities during the Quarter ended January 3, 2016
Our share repurchase activity for the three months ended January 3, 2016 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
9/28/2015 - 11/1/2015	67,963	$75.57	—
11/2/2015 - 11/29/2015	119,622	73.91	—
11/30/2015 - 1/3/2016	38,560	72.81	—	$—
For the Quarter Ended January 3, 2016	226,145		—

(a)	Includes shares tendered by individuals who used shares to pay the related taxes for grants of restricted stock units (“RSUs”) that vested.

Item 6. Selected Financial Data.
The following table presents selected consolidated financial data for each of the three fiscal years 2011 through 2013, the 2013 Predecessor Period, the 2013 Successor Period, and the fiscal years ended December 28, 2014 and January 3, 2016.

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)	April 29, 2012 (52 1/2 weeks)(d)	April 27, 2011 (52 weeks)
Period Ended:	(in millions, except per share data)
Net sales(a)(e)	$18,338	$10,922	$6,240	$1,113	$11,529	$11,508	$10,559
Income/(loss) from continuing operations(a)	647	672	(66)	(191)	1,102	992	1,046
(Loss)/income from continuing operations attributable to common shareholders(a)	(266)	(63)	(1,118)	(194)	1,088	974	1,029
(Loss)/income from continuing operations per common share:
Basic	(0.34)	(0.17)	(2.97)	(0.60)	3.39	3.03	3.21
Diluted	(0.34)	(0.17)	(2.97)	(0.60)	3.37	3.01	3.18
As of:
Total assets(c)(e)	122,973	36,571	38,681	NA	12,920	11,960	12,217
Long-term debt(b)(c)(e)	25,151	13,358	14,326	NA	3,830	4,757	3,065
Redeemable preferred stock	8,320	8,320	8,320	NA	—	—	—
Cash dividends per common share	1.70	—	—	—	2.06	1.92	1.80

(a)
Amounts exclude the operating results as well as any associated impairment charges and losses on sale related to the Company's Shanghai LongFong Foods business in China and U.S. Foodservice frozen desserts business, which were divested in Fiscal 2013.

(b)
Amounts include interest rate swap hedge accounting adjustments of $123 million at April 28, 2013, $128 million at April 29, 2012, and $151 million at April 27, 2011. There were no interest rate swaps requiring such hedge accounting adjustments at January 3, 2016, December 28, 2014, or December 29, 2013. Amounts exclude the current portion of long-term debt.

(c)
As discussed in Note 1, Background and Basis of Presentation, to the consolidated financial statements, we early-adopted accounting guidance to simplify the presentation of debt issuance costs. As a result, we reclassified unamortized debt issuance costs from other assets to long-term debt on the consolidated balance sheets, including $228 million at December 28, 2014, $292 million at December 29, 2013, $19 million at April 28, 2013, $23 million at April 29, 2012, and $14 million at April 27, 2011.

(d)
On March 14, 2012, our Board of Directors authorized a change in fiscal year end from the Wednesday nearest April 30 to the Sunday nearest April 30. This change resulted in a 52 1/2-week-long fiscal year ended April 29, 2012 (“Fiscal 2012”).

(e)
The increases in net sales, total assets, and long-term debt from the year ended December 28, 2014 to the year ended January 3, 2016 reflect the impact of the 2015 Merger. See Note 2, Merger and Acquisition, to the consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, Financial Statements and Supplementary Data.
Description of the Company
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products throughout the world.
Items Affecting Comparability of Financial Results
The 2015 Merger
We completed the 2015 Merger on July 2, 2015. See Note 1, Background and Basis of Presentation, and Note 2, Merger and Acquisition, to the consolidated financial statements for additional information.

2013 Periods Presented
In Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for purposes of comparing the results for the year ended December 28, 2014 to the prior year, we compare our year ended December 28, 2014 to the 2013 Successor Period and the unaudited Predecessor period from December 24, 2012 through June 7, 2013. We believe this is the most appropriate way to compare our full year 2014 results to a comparable prior year period. All data for the unaudited Predecessor period December 24, 2012 to June 7, 2013 is derived from our unaudited consolidated financial information, which is presented in the tables below, and represents a different period than the Predecessor period April 29, 2013 to June 7, 2013 included in Item 8, Financial Statements and Supplementary Data.
53rd week
Our year end date for financial reporting purposes is the Sunday closest to December 31. As a result, we occasionally have a 53rd week in a fiscal year. Our year ended January 3, 2016 includes a 53rd week of activity. Additionally, the 2013 Successor Period and the unaudited Predecessor period from December 24, 2012 through June 7, 2013 combined is equal to 53 weeks of activity.
Integration and Restructuring Expenses
Related to Integration and Restructuring, we recorded expenses of $1.0 billion in the year ended January 3, 2016, expenses of $637 million in the year ended December 28, 2014, expenses of $411 million in the 2013 Successor Period, a benefit of $6 million in the 2013 Predecessor Period, and expenses of $1 million in Fiscal 2013.
These expenses include our multi-year $1.9 billion Integration Program which we announced following the 2015 Merger. The costs primarily include organization costs, including cash and non-cash severance, footprint costs to exit facilities, and other costs incurred as a direct result of restructuring activities related to the 2015 Merger. Additionally, we anticipate capital expenditures of approximately $1.1 billion related to the Integration Program and have recognized $225 million in the year ended January 3, 2016. The Integration Program is designed to reduce costs, integrate and optimize our combined organization and is expected to achieve $1.5 billion of pre-tax savings by 2017, primarily benefiting the United States and Canada segments. We realized approximately $125 million of pre-tax savings in the year ended January 3, 2016.
These expenses also include costs associated with other restructuring activities focused primarily on work-force reductions and factory closures and consolidations in relation to the 2013 Merger.
See Note 3, Integration and Restructuring Expenses, to the consolidated financial statements for additional information.
Results of Continuing Operations for Year Ended January 3, 2016 compared to Year Ended December 28, 2014:
Due to the size of Kraft's business relative to the size of Heinz's business prior to the 2015 Merger, and for purposes of comparability, the Results of Continuing Operations for Year Ended January 3, 2016 compared to Year Ended December 28, 2014 include certain unaudited pro forma results adjusted to assume that Kraft and Heinz were a combined company for both periods presented, which includes combining historical results, reflecting preliminary purchase accounting adjustments, and aligning accounting policies for both historical periods presented. These pro forma adjustments impacted the consolidated results as well as our United States and Canada segments. In addition, we include certain non-GAAP financial measures derived from these unaudited pro forma results. These pro forma adjustments and non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. For additional information and reconciliations from our consolidated financial statements, see Supplemental Unaudited Pro Forma Condensed Combined Financial Information and Non-GAAP Financial Measures.
Consolidated Results of Continuing Operations
Year Ended January 3, 2016 compared to Year Ended December 28, 2014:
Summary of Results

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions, except per share data)
Net sales	$18,338	$10,922	67.9%
Operating income	$2,639	$1,568	68.3%
Net loss attributable to common shareholders	$(266)	$(63)	nm
Diluted loss per share	$(0.34)	$(0.17)	nm

Net Sales

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)
Net sales	$18,338	$10,922	67.9%
Pro forma net sales	$27,447	$29,122	(5.8)%
Net sales increased 67.9% to $18.3 billion in the year ended January 3, 2016 compared to the year ended December 28, 2014, primarily driven by the 2015 Merger.
Pro forma net sales decreased 5.8% in the year ended January 3, 2016 compared to the year ended December 28, 2014, due primarily to the unfavorable impacts of foreign currency (5.2 pp) and divestitures (0.2 pp), partially offset by the favorable impact of a 53rd week of shipments (1.2 pp). Excluding these impacts, Pro Forma Organic Net Sales(1) declined 1.6% as unfavorable volume/mix (2.6 pp) was partially offset by higher net pricing (1.0 pp). Unfavorable volume/mix was driven primarily by lower shipments in refreshment beverages, frozen meals, foodservice and boxed dinners in our United States and Canada segments, partially offset by growth in Rest of World. Higher net pricing in nearly all segments was reduced by the negative impact (approximately 1.0 pp) of lower overall key commodity costs (dairy, meat, coffee and nuts) in the United States and Canada.
(1) Pro Forma Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Operating Income

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)
Operating income	$2,639	$1,568	68.3%
Adjusted Pro Forma EBITDA(2)	$6,739	$6,526	3.3%
(2) Adjusted Pro Forma EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Operating income increased 68.3% to $2.6 billion for the year ended January 3, 2016, driven primarily by the 2015 Merger. In addition to the 2015 Merger, we also recognized a benefit from a 53rd week of shipments partially offset by Integration and Restructuring expenses, the impact of non-cash costs related to the fair value adjustment of Kraft's inventory in purchase accounting, the unfavorable impact of foreign currency, merger costs, a nonmonetary loss to write down inventory at our Venezuelan subsidiary, and higher depreciation and amortization expense.
Adjusted Pro Forma EBITDA increased 3.3% to $6.7 billion in the year ended January 3, 2016 compared to the year ended December 28, 2014, driven primarily by savings from Integration and Restructuring activities and other ongoing productivity efforts, favorable pricing net of commodity costs, and the benefit (approximately 1.0 pp) of the 53rd week of shipments, partially offset by the unfavorable impact of foreign currency (6.3 pp) and unfavorable volume/mix.
Net Income and Diluted EPS

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions, except per share data)
Net loss attributable to common shareholders	$(266)	$(63)	nm
Diluted loss per share	$(0.34)	$(0.17)	nm
Adjusted Pro Forma EPS(3)	$2.19	$1.98	10.6%
(3) Adjusted Pro Forma EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Net loss attributable to common shareholders increased $203 million to $266 million for the year ended January 3, 2016. The increase in operating income was more than offset by higher interest expense, other expense, the provision for income taxes, and an additional preferred dividend payment as follows:

•
Interest expense increased to $1.3 billion for the year ended January 3, 2016, compared to $686 million in the prior year period. This increase was due primarily to a $236 million write-off of debt issuance costs related to 2015 refinancing activities and a $227 million expense related to the termination of certain interest rate swap contracts. The remaining increase was due to the assumption of $8.6 billion of Kraft's long-term debt obligations in the 2015 Merger, partially offset by interest savings following our 2015 refinancing activities.

•
Other expense, net increased to $305 million for the year ended January 3, 2016, compared to $79 million in the prior year period. This increase was primarily due to a $234 million nonmonetary currency devaluation charge related to our Venezuelan subsidiary and call premiums of $105 million related to our 2015 refinancing activities, compared to currency losses of $99 million in the prior year.

•
The effective tax rate was 36.2% for the year ended January 3, 2016 compared to 16.3% for the year ended December 28, 2014, primarily driven by higher earnings repatriation charges, non-deductibility of nonmonetary Venezuela devaluation loss and higher charges for foreign uncertain tax positions, partially offset by increased benefits from statutory tax rate changes as well as additional benefits from foreign income taxed at lower statutory rates. See Note 8, Income Taxes, to the consolidated financial statements for a discussion of income tax rates.

•
The Series A Preferred Stock entitles holders to a 9.00% annual dividend to be paid quarterly in arrears on each March 7, June 7, September 7, and December 7, in cash. While the Series A Preferred Stock remains outstanding, if we declare or pay a dividend on our common stock, we must also declare and pay in full the dividend on the Series A Preferred Stock for the then-current quarterly period. We made cash distributions of $900 million during the year ended January 3, 2016 which reflects five payments due to the fact that, in connection with the declaration of our dividend on our common stock on December 8, 2015, we also declared and paid the dividend on the Series A Preferred Stock for the quarterly period that ends March 7, 2016.

Diluted loss per share increased $0.17 to a diluted loss per share of $0.34 in the year ended January 3, 2016. The increase in diluted loss per share was driven primarily by the net income factors discussed above, partially offset by the effect of an increase in the weighted average shares of common stock outstanding following the 2015 Merger.
Adjusted Pro Forma EPS increased 10.6% to $2.19 for the year ended January 3, 2016 compared to $1.98 for the year ended December 28, 2014, driven primarily by favorable Adjusted Pro Forma EBITDA despite the unfavorable impact of foreign currency, lower other expense, net, and lower interest expense, partially offset by a higher tax rate.
Results of Continuing Operations by Segment
Year Ended January 3, 2016 compared to Year Ended December 28, 2014:
Following the 2015 Merger, we revised our segment structure and began to manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of three operating segments: Asia Pacific, Latin America, and RIMEA. We began to report on our reorganized segment structure during the third quarter of 2015 and have reflected this structure for all historical periods presented.
Management evaluates segment performance based on several factors including net sales and segment adjusted earnings before interest, tax, depreciation and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment operating results), impairment losses, gain/loss associated with the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses. In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013.

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
	(in millions)
Net sales:
United States	$11,124	$3,615
Canada	1,437	631
Europe	2,485	2,973
Rest of World	3,292	3,703
Total net sales	$18,338	$10,922

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
	(in millions)
Pro forma net sales:
United States	$19,284	$19,635
Canada	2,386	2,811
Europe	2,485	2,973
Rest of World	3,292	3,703
Total pro forma net sales	$27,447	$29,122

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
	(in millions)
Segment Adjusted EBITDA:
United States	$4,783	$4,499
Canada	541	615
Europe	909	898
Rest of World	670	689
General corporate expenses	(164)	(175)
Depreciation and amortization (excluding integration and restructuring expenses)	(779)	(924)
Integration and restructuring expenses	(1,117)	(743)
Merger costs	(194)	(68)
Amortization of inventory step-up	(347)	—
Unrealized gains/(losses) on commodity hedges	41	(79)
Impairment losses	(58)	(221)
Gain on sale of business	21	—
Nonmonetary currency devaluation	(57)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(61)	(108)
Other pro forma adjustments(a)	(1,549)	(2,815)
Operating income	2,639	1,568
Interest expense	1,321	686
Other expense, net	305	79
Income from continuing operations before income taxes	$1,013	$803
(a) See Supplemental Unaudited Pro Forma Condensed Combined Financial Information for additional information.

United States

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)
Net sales	$11,124	$3,615	207.7%
Pro forma net sales	$19,284	$19,635	(1.8)%
Segment Adjusted EBITDA	$4,783	$4,499	6.3%
Net sales increased 207.7% to $11.1 billion, primarily driven by the 2015 Merger. Pro forma net sales decreased 1.8%, despite a benefit (1.2 pp) from the 53rd week of shipments. Pro Forma Organic Net Sales decreased 3.0%, due primarily to unfavorable volume/mix (3.0 pp). Pricing was neutral as higher net pricing across most categories was offset by the negative impact (approximately 1.5 pp) of lower overall key commodity costs (dairy, meat, coffee and nuts). Unfavorable volume/mix was driven by lower shipments in ready-to-drink beverages, powdered beverages and boxed dinners that reflected category trends and the volume loss associated with higher net pricing, category and market share declines in frozen meals, and lower foodservice shipments. These declines were partially offset by favorable volume/mix primarily from innovation in refrigerated meal combinations and coffee.
Segment Adjusted EBITDA increased 6.3%, driven by favorable pricing net of commodity costs, savings from Integration and Restructuring activities and the favorable impact of the 53rd week of shipments, partially offset by unfavorable volume/mix.
Canada

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)
Net sales	$1,437	$631	127.7%
Pro forma net sales	$2,386	$2,811	(15.1)%
Segment Adjusted EBITDA	$541	$615	(12.0)%
Net sales increased 127.7% to $1.4 billion, primarily driven by the 2015 Merger. Pro forma net sales decreased 15.1%, due primarily to the unfavorable impact of foreign currency (13.4 pp), partially offset by the benefit (1.1 pp) of the 53rd week of shipments. Pro Forma Organic Net Sales decreased 2.8%, due primarily to unfavorable volume/mix (5.0 pp), partially offset by higher net pricing (2.2 pp). Unfavorable volume/mix reflected lower shipments in foodservice, refreshment beverages and infant nutrition and the volume impact of higher net pricing in on-demand coffee and boxed dinners. Higher net pricing in most categories reflected pricing actions related to higher input costs in local currency that was partially offset by the negative impact (approximately 0.5 pp) of lower key commodity costs (dairy, meat, coffee and nuts).
Segment Adjusted EBITDA decreased 12.0%, due primarily to the unfavorable impact of foreign currency (14.6 pp). Excluding currency, savings from Integration and Restructuring activities, lower marketing spending and the favorable impact of the 53rd week of shipments were partially offset by unfavorable volume/mix and higher input costs in local currency.
Europe

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)
Net sales	$2,485	$2,973	(16.4)%
Pro forma net sales	$2,485	$2,973	(16.4)%
Segment Adjusted EBITDA	$909	$898	1.2%
Net sales decreased 16.4%, including the unfavorable impacts of foreign currency (11.4 pp) and divestitures (2.1 pp), partially offset by the benefit (0.9 pp) of the 53rd week of shipments. Pro Forma Organic Net Sales decreased 3.8% as unfavorable volume/mix (4.5 pp) was partially offset by higher net pricing (0.7 pp). Higher net pricing reflected lower promotional spending in beans and price increases in ketchup. Unfavorable volume/mix was driven primarily by the volume impact of higher net pricing in beans and ketchup, declines in infant nutrition in Italy and increased competitive activity in soup, partially offset by growth in frozen potatoes.

Segment Adjusted EBITDA increased 1.2%, driven by lower input costs, savings from Restructuring activities and other ongoing productivity efforts, favorable product mix and the benefit of the 53rd week of shipments, partially offset by the unfavorable impact of foreign currency (14.3 pp) and increased marketing investments.
Rest of World

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)
Net sales	$3,292	$3,703	(11.1)%
Pro forma net sales	$3,292	$3,703	(11.1)%
Segment Adjusted EBITDA	$670	$689	(2.8)%
Net sales decreased 11.1%, due to the unfavorable impact of foreign currency (21.8 pp, including 7.1 pp from the devaluation of the Venezuelan bolivar), partially offset by the benefit (1.5 pp) of the 53rd week of shipments. Pro Forma Organic Net Sales increased 9.2%, driven by both higher net pricing (6.3 pp) and favorable volume/mix (2.9 pp). Higher net pricing reflected the effects of the hyper-inflationary Venezuelan economy prior to our June 28, 2015 currency devaluation as well as pricing actions related to higher input costs in local currencies. Favorable volume/mix was driven primarily by growth in ketchup and condiments across all businesses as well as sauces in Asia, partially offset by declines in nutritional beverages in India.
Segment Adjusted EBITDA decreased 2.8%, due primarily to the unfavorable impact of foreign currency (31.0 pp, including the impact of the devaluation of the Venezuelan bolivar) and higher local input costs. This decrease was partially offset by savings from Restructuring activities and other ongoing productivity efforts as well as the favorable impact of the 53rd week of shipments.
Results of Continuing Operations for Year Ended December 28, 2014 compared to the 2013 Successor Period and the unaudited Predecessor period from December 24, 2012 through June 7, 2013:
The following discussion presents the operating results for the year ended December 28, 2014, as compared to the 2013 Successor Period, and the unaudited Predecessor period from December 24, 2012 through June 7, 2013. We believe this is the most appropriate way to compare our full year 2014 results to a comparable prior year period. The results for the year ended December 28, 2014 and the twenty-nine weeks from February 8 through December 29, 2013 are derived from our audited consolidated financial statements. All data for the unaudited Predecessor period December 24, 2012 to June 7, 2013 is derived from our unaudited consolidated financial information, which is presented in the tables below, and represents a different period than the Predecessor period April 29, 2013 to June 7, 2013 included in Item 8, Financial Statements and Supplementary Data.
The Results of Continuing Operations and Results of Continuing Operations by Segment for the Year Ended December 28, 2014 compared to the 2013 Successor Period and the unaudited Predecessor period from December 24, 2012 through June 7, 2013 do not include unaudited pro forma adjustments to reflect the 2015 Merger. Consistent with internal management reporting, there are no pro forma adjustments in any of the 2013 periods presented as it would be impracticable to develop adjustments that would be meaningful. The information would not be meaningful due to the difficulty of interpreting these pro forma impacts on the various durations of the multiple 2013 periods presented, as well as, the length of time that has passed since 2013 makes it difficult to assess how the company would have performed if Kraft and Heinz had been a combined company at that time.
Consolidated Results of Continuing Operations:
Year Ended December 28, 2014 compared to the 2013 Successor Period and the unaudited Predecessor period from December 24, 2012 through June 7, 2013:
Summary of Results

	Successor		Predecessor (H. J. Heinz Company) (Unaudited)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
	(in millions)
Net sales	$10,922	$6,240	$5,204
Operating income/(loss)	$1,568	$(8)	$604
Net income/(loss) from continuing operations	$672	$(66)	$142

Net Sales

	Successor		Predecessor (H. J. Heinz Company) (Unaudited)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
	(in millions)
Net sales	$10,922	$6,240	$5,204
Net sales decreased 4.6% to $10.9 billion for the year ended December 28, 2014, compared to the sum of $6.2 billion for the 2013 Successor Period, and $5.2 billion for the unaudited Predecessor period from December 24, 2012 to June 7, 2013. This decrease included the negative impacts of unfavorable foreign exchange rates (2.0 pp), a 53rd week of shipments in the 2013 Successor Period to align to the new year-end (1.4 pp) and divestitures (0.2 pp). Excluding these impacts, Organic Net Sales(1) decreased 1.0%, due to unfavorable volume/mix (4.0 pp), partially offset by higher net pricing (3.0 pp). Unfavorable volume/mix was due primarily to frozen nutritional meals category declines and share losses in our frozen potatoes, meals and snacks businesses in United States consumer products, reduced trade promotions in U.S. foodservice products, raw material and packaging supply constraints in Venezuela, and global product rationalization. Higher net pricing was driven by price increases in United States consumer products and Rest of World, as well as reduced trade promotions in U.S. foodservice products and Canada, partially offset by increased promotional activity in Europe.
(1) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Operating Income

	Successor		Predecessor (H. J. Heinz Company) (Unaudited)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
	(in millions)
Operating income/(loss)	$1,568	$(8)	$604
Adjusted EBITDA(2)	$2,840	$1,165	$946
(2) Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Operating income increased $972 million to $1,568 million for the year ended December 28, 2014, compared to the sum of an operating loss of $8 million for the 2013 Successor Period, and operating income of $604 million for the unaudited Predecessor period from December 24, 2012 to June 7, 2013.
The increase was driven primarily by savings from restructuring and productivity related initiatives, overall lower impacts of purchase accounting and merger costs, partially offset by the unfavorable impacts of intangible asset impairment, foreign currency and restructuring costs as well as the 53rd week of shipments in the 2013 Successor Period.
Adjusted EBITDA increased 34.2% to $2.8 billion for the year ended December 28, 2014, compared to the sum of $1.2 billion for the 2013 Successor Period, and $946 million for the Predecessor period from December 24, 2012 to June 7, 2013. This increase was primarily due to efficiencies driven by restructuring and productivity initiatives, partially offset by the unfavorable impact of foreign currency and the 53rd week of shipments in the 2013 Successor Period.
Net Income

	Successor		Predecessor (H. J. Heinz Company) (Unaudited)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
	(in millions)
Net income/(loss)	$657	$(77)	$95
Net income increased $639 million to $657 million for the year ended December 28, 2014, compared to the sum of a net loss of $77 million for the 2013 Successor Period, and net income of $95 million for the unaudited Predecessor period from December 24,

2012 to June 7, 2013. This increase was driven by higher operating income and the absence of $46 million of losses from discontinued operations in previous periods, partially offset by higher interest expense, higher income taxes and higher other expense, net as follows:

•
Interest expense increased $147 million to $686 million for the year ended December 28, 2014, compared to the sum of $409 million for the 2013 Successor Period and $130 million for the unaudited Predecessor period from December 24, 2012 to June 7, 2013 largely reflecting higher average debt balances resulting from the 2013 Merger. Included in net interest expense for 2014 is $45 million of amortization of 2013 Merger-related debt costs. Included in net interest expense for the 2013 Successor Period is $29 million of amortization of 2013 Merger-related debt costs.

•
Our effective tax rate was a 16.3% provision for the year ended December 28, 2014 compared to a 77.8% benefit for the 2013 Successor Period and a 53.1% provision for the unaudited Predecessor period from December 24, 2012 to June 7, 2013. The year ended December 28, 2014 tax provision reflected favorable jurisdictional income mix. The 2013 Successor Period tax benefit reflected favorable impacts of a 300 basis point statutory rate reduction in the United Kingdom. The unaudited Predecessor period from December 24, 2012 to June 7, 2013 tax rate included the effect of repatriation costs of approximately $100 million for earnings of foreign subsidiaries distributed during the period.

•
Other expense/(income), net decreased $26 million to $79 million expense for the year ended December 28, 2014, compared to the sum of $119 million income for the 2013 Successor Period, and $172 million expense for the unaudited Predecessor period from December 24, 2012 to June 7, 2013. The year ended December 28, 2014 included an increase in currency losses of $83 million. The 2013 Successor Period included $118 million gain recognized on undesignated interest rate swaps associated with variable rate debt. The unaudited Predecessor period from December 24, 2012 to June 7, 2013 reflected $129 million of cost for early extinguishment of debt as well as a $43 million charge related to currency devaluations in Venezuela.

Results of Continuing Operations by Segment
Year Ended December 28, 2014 compared to the 2013 Successor Period and the unaudited Predecessor period from December 24, 2012 through June 7, 2013:
Following the 2015 Merger, we revised our segment structure and began to manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of three operating segments: Asia Pacific, Latin America, and RIMEA. We began to report on our reorganized segment structure during the third quarter of 2015 and have reflected this structure for all historical periods presented.
Management evaluates segment performance based on several factors including net sales and Segment Adjusted EBITDA. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment operating results), impairment losses, gain/loss associated with the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses.
Net sales by segment included (in millions):

	Successor		Predecessor (H. J. Heinz Company) (Unaudited)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
Net sales:
United States	$3,615	$2,072	$1,759
Canada	631	371	331
Europe	2,973	1,659	1,366
Rest of World	3,703	2,138	1,748
Total net sales	$10,922	$6,240	$5,204

Adjusted EBITDA by segment included (in millions):

	Successor		Predecessor (H. J. Heinz Company) (Unaudited)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
United States	$1,138	$519	$433
Canada	193	99	84
Europe	897	349	292
Rest of World	689	256	223
General corporate expenses	(77)	(58)	(86)
	$2,840	$1,165	$946
United States

	Successor		Predecessor (H. J. Heinz Company) (Unaudited)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
	(in millions)
Net sales	$3,615	$2,072	$1,759
Segment Adjusted EBITDA	$1,138	$519	$433
Net sales decreased 5.6% to $3.6 billion for the year ended December 28, 2014, compared to the sum of $2.1 billion for the 2013 Successor Period, and $1.8 billion for the unaudited Predecessor period from December 24, 2012 to June 7, 2013. This decrease included the unfavorable impact (1.7 pp) of a 53rd week of shipments in the 2013 Successor Period to align to the new year-end. Excluding the impact of the 53rd week of shipments, Organic Net Sales decreased 3.9%, due primarily to unfavorable volume/mix (5.8 pp), partially offset by higher net pricing (1.9 pp). Unfavorable volume/mix was due primarily to frozen nutritional meals category softness and share losses in Heinz’s frozen potatoes, meals and snacks businesses, product rationalization in consumer products, and reduced trade promotions in foodservice. Higher net pricing reflected increased pricing in consumer products coupled with reduced trade promotions in foodservice.
Segment Adjusted EBITDA increased 19.5% to $1.1 billion for the year ended December 28, 2014, compared to the sum of $519 million for the 2013 Successor Period, and $433 million for the unaudited Predecessor period from December 24, 2012 to June 7, 2013. This increase was primarily driven by savings from restructuring and productivity initiatives and the favorable impact of higher net pricing, partially offset by unfavorable volume/mix and the unfavorable impact of the 53rd week of shipments in the 2013 Successor Period.
Canada

	Successor		Predecessor (H. J. Heinz Company) (Unaudited)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
	(in millions)
Net sales	$631	$371	$331
Segment Adjusted EBITDA	$193	$99	$84
Net sales decreased 10.1% to $631 million for the year ended December 28, 2014, compared to the sum of $371 million for the 2013 Successor Period, and $331 million for the unaudited Predecessor period from December 24, 2012 to June 7, 2013. This decrease included the impacts of unfavorable Canadian exchange rates (6.7 pp) and a 53rd week of shipments in the 2013 Successor Period (1.5 pp) to align to the new year-end. Excluding the impacts of foreign currency and the 53rd week of shipments, Organic Net Sales decreased 1.9%, due primarily to unfavorable volume/mix (3.5 pp), partially offset by higher net pricing (1.6 pp). Unfavorable volume/mix was due primarily to reduced trade promotions that drove higher net pricing.

Segment Adjusted EBITDA increased 5.5% to $193 million for the year ended December 28, 2014, compared to the sum of $99 million for the 2013 Successor Period, and $84 million for the unaudited Predecessor period from December 24, 2012 to June 7, 2013, driven primarily by savings from restructuring and productivity initiatives, partially offset by the negative impact of foreign currency, unfavorable volume/mix and the unfavorable impact of the 53rd week of shipments in the 2013 Successor Period.
Europe

	Successor		Predecessor (H. J. Heinz Company) (Unaudited)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
	(in millions)
Net sales	$2,973	$1,659	$1,366
Segment Adjusted EBITDA	$897	$349	$292
Net sales decreased 1.7% to $3.0 billion for the year ended December 28, 2014, compared to the sum of $1.7 billion for the 2013 Successor Period, and $1.4 billion for the unaudited Predecessor period from December 24, 2012 to June 7, 2013. This decrease included the impacts of favorable foreign exchange rates (2.6 pp), a 53rd week of shipments in the 2013 Successor Period (1.1 pp) to align to the new year-end and divestitures (0.6 pp). Excluding these impacts, Organic Net Sales decreased 2.6% due to unfavorable volume/mix (2.6 pp) as net pricing was essentially flat. Unfavorable volume/mix was due primarily to product rationalization coupled with soft soup and frozen meals category sales in the U.K., infant food in Italy, and, to a lesser extent, increased competition in the Benelux Union and Eastern Europe, partially offset by strong market performance in Sweden.
Segment Adjusted EBITDA increased 39.9% to $897 million for the year ended December 28, 2014, compared to the sum of $349 million for the 2013 Successor Period, and $292 million for the unaudited Predecessor period from December 24, 2012 to June 7, 2013. This increase was driven primarily by savings from restructuring and productivity initiatives, the favorable impact of foreign currency, partially offset by unfavorable volume/mix and the impact of the 53rd week of shipments in the 2013 Successor Period.
Rest of World

	Successor		Predecessor (H. J. Heinz Company) (Unaudited)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
	(in millions)
Net sales	$3,703	$2,138	$1,748
Segment Adjusted EBITDA	$689	$256	$223
Net sales decreased 4.7% to $3.7 billion for the year ended December 28, 2014, compared to the sum of $2.1 billion for the 2013 Successor Period, and $1.7 billion for the unaudited Predecessor period from December 24, 2012 to June 7, 2013. This decrease included the impacts of unfavorable foreign exchange rates (6.6 pp) and a 53rd week of shipments in the 2013 Successor Period (1.3 pp) to align to the new year-end. Excluding the impacts of foreign currency and the 53rd week of shipments, Organic Net Sales increased 3.2% driven by higher net pricing (6.5 pp), partially offset by unfavorable volume/mix (3.3 pp). Higher net pricing was driven by increased pricing in China, Indonesia and Australia, as well as higher commodity-driven pricing in India, partially offset by increased promotional activity in New Zealand. Unfavorable volume/mix was due primarily to reduced promotional activity in the tuna and seafood category and product rationalizations in Australia, softness in Indonesian sales following the transition to a new distributor network, increased competition in vegetables in Brazil, and the impact of a product recall in China, partially offset by favorable volume/mix in Russia driven by growth in infant feeding and the Africa, Middle East, and Turkey region driven by growth in ketchup, condiments and sauces.
Segment Adjusted EBITDA increased 43.8% to $689 million for the year ended December 28, 2014, compared to the sum of $256 million for the 2013 Successor Period, and $223 million for the unaudited Predecessor period from December 24, 2012 to June 7, 2013. This increase was driven primarily by savings from restructuring and productivity initiatives and higher net pricing, partially offset by the negative impact of foreign currency, unfavorable volume/mix and the unfavorable impact of the 53rd week of shipments in the 2013 Successor Period.

Discontinued Operations
See Note 4, Discontinued Operations, to the consolidated financial statements for a discussion of divested businesses.
Critical Accounting Policies
Note 1, Background and Basis of Presentation, to the consolidated financial statements includes a summary of the significant accounting policies we used to prepare our consolidated financial statements. The following is a review of the more significant assumptions and estimates, as well as the accounting policies we used to prepare our consolidated financial statements.
Principles of Consolidation:
The consolidated financial statements include The Kraft Heinz Company, as well as our wholly-owned and majority-owned subsidiaries. All intercompany transactions are eliminated. Our year end date for financial reporting purposes is the Sunday closest to December 31. As a result, we occasionally have a 53rd week in a fiscal year. Our year ended January 3, 2016 includes a 53rd week of activity. The year end date of certain of our U.S. and Canada businesses is the Saturday closest to December 31.
Revenue Recognition:
We recognize revenues when title and risk of loss pass to our customers. We record revenues net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. We also record provisions for estimated product returns and customer allowances as reductions to revenues within the same period that the revenue is recognized. We base these estimates principally on historical and current period experience factors.
Advertising, Consumer Incentives, and Trade Promotions:
We promote our products with advertising, consumer incentives, and trade promotions.
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). We recorded advertising expense of $464 million in the year ended January 3, 2016, $241 million in the year ended December 28, 2014, $190 million in the 2013 Successor Period, $22 million in the 2013 Predecessor Period, and $305 million in Fiscal 2013. For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We review and adjust these estimates each quarter based on actual experience and other information.
Consumer incentives and trade promotions include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We review and adjust these estimates each quarter based on actual experience and other information.
Goodwill and Intangible Assets:
As a result of the 2013 Merger and the 2015 Merger, the carrying value of goodwill and indefinite-lived intangible assets is substantial as of January 3, 2016: $43.1 billion of goodwill and $55.8 billion of indefinite-lived intangible assets. As more fully described in Note 7, Goodwill and Intangible Assets, to the consolidated financial statements, valuations attributed to the 2015 Merger, $29.0 billion goodwill and $45.1 billion indefinite-lived intangible assets, are preliminary and potentially subject to change.
We test goodwill and indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our annual impairment testing in the second quarter of 2015, prior to completion of the 2015 Merger.
The first step of the goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step would be applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill would be considered impaired and would be reduced to its implied fair value. We test indefinite-lived intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. If the carrying value exceeds fair value, the intangible asset would be considered impaired and would be reduced to fair value.
No impairment of goodwill was reported as a result of our 2015 or 2014 annual goodwill impairment tests; however, the historical Heinz North America Consumer Products reporting unit had an estimated fair value in excess of its carrying value of less than 10%. As a result of our annual indefinite-lived intangible asset impairment tests, we recognized non-cash impairment losses of $58 million in the year ended January 3, 2016 and $221 million in the year ended December 28, 2014.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then one or more reporting units or intangible assets might become impaired in the future. Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.
Postemployment Benefit Plans:
We provide a range of benefits to our eligible employees and retirees. These include defined benefit pension, postretirement benefit plans, defined contribution, and multiemployer pension and medical benefits. We maintain various retirement plans for the majority of our employees. The cost of these plans is charged to expense over the working life of the covered employees. We generally amortize net actuarial gains or losses and changes in the fair value of plan assets in future periods within cost of sales and SG&A.
For our postretirement benefit plans, our 2016 health care cost trend rate assumption will be 6.5%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate the weighted average assumed ultimate trend rate will be 4.9%. The year in which the ultimate trend rate is reached varies by plan, ranging between the years 2016 and 2024. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, increase/(decrease) in cost and obligation, as of January 3, 2016:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on annual service and interest cost	$8	$(7)
Effect on postretirement benefit obligation	126	(104)
Our 2016 discount rate assumption is 4.2% for our postretirement plans. Our 2016 discount rate assumption is 4.3% for our U.S. pension plans and 3.8% for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
Beginning in 2016, we will change the method we use to estimate the service cost and interest cost components of net pension cost/(benefit) and net postretirement benefit plans cost resulting in a decrease to these cost components. We will use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We are making this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change will not affect the measurement of our total benefit obligations. We will account for this change prospectively as a change in accounting estimate.
Our 2016 expected rate of return on plan assets is 5.7% for our U.S. pension plans and 5.8% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.
While we do not anticipate further changes in the 2016 assumptions for our U.S. and non-U.S. pension and postretirement benefit plans, as a sensitivity measure, a 100-basis point change in our discount rate or a 100-basis point change in the actual rate of return on plan assets would have the following effects, increase/(decrease) in cost, as of January 3, 2016:

	U.S. Plans		Non-U.S. Plans
	100-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$9	$(24)	$7	$(9)
Effect of change in expected rate of return on plan assets on pension costs	(52)	52	(34)	34
Effect of change in discount rate on postretirement benefit plans costs	(4)	(9)	—	1
Income Taxes:
We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating uncertainty of our tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits we do not consider information that has become available after the balance sheet date, however we do disclose the effects of new information whenever those effects would be material to our financial statements. Unrecognized tax benefits represent the difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting. These unrecognized tax benefits are recorded primarily within other liabilities on the balance sheet.
We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The resolution of tax reserves and changes in valuation allowances could be material to our results of operations for any period, but is not expected to be material to our financial position.
We have a significant amount of undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. We do not recognize U.S. taxes on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested or which may be remitted tax free in certain situations. We do recognize U.S. taxes on undistributed earnings in foreign subsidiaries which are currently not considered to be indefinitely reinvested.
We intend to continue to reinvest the majority of our foreign subsidiary earnings to support our priorities for growth in international markets and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. If we decided at a later date to repatriate these funds to the U.S., we would be required to provide taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid. It is not practicable to determine the deferred tax liability associated with the indefinitely reinvested undistributed earnings. We believe it is not practicable because there is a significant amount of uncertainty with respect to the tax impact. This uncertainty results from the significant judgment required to analyze the amount of foreign tax credits attributable to the earnings, the ability to use foreign tax credits to offset the U.S. tax on the earnings, the potential timing of any distributions, as well as the local withholding tax and other indirect tax consequences that may arise due to the potential distribution of these earnings.
New Accounting Pronouncements
See Note 1, Background and Basis of Presentation, to the consolidated financial statements for a discussion of new accounting pronouncements.
Contingencies
See Note 18, Commitments and Contingencies, to the consolidated financial statements for a discussion of contingencies.
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
Markets for our key commodities were volatile for the year ended January 3, 2016. We expect commodity cost volatility to continue in 2016. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity cost experience may not immediately correlate with market price trends.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, and our Revolving Credit Facility (as defined below), will provide sufficient liquidity to meet our working capital needs, expected integration and restructuring expenditures, planned capital expenditures and contributions to our postemployment benefit plans, future contractual obligations, and payment of our anticipated quarterly dividends. We intend to use our cash on hand and our Revolving Credit Facility for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.

Cash Flow Activity

	Successor			Predecessor (H. J. Heinz Company) (Unaudited)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$647	$672	$(72)	$102
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	740	530	280	164
Amortization of inventory step-up	347	—	383	—
Pension contributions	(286)	(102)	(152)	(28)
Impairment losses on indefinite-lived intangible assets	58	221	—	—
Other items, net	294	22	(337)	78
Changes in current assets and liabilities:
Trade receivables and sold receivables	416	15	(121)	140
Inventories	25	153	84	46
Accounts payable	(119)	562	(90)	65
Other current assets	114	(20)	46	(41)
Other current liabilities	231	87	14	142
Net cash provided by operating activities	2,467	2,140	35	668
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(648)	(399)	(202)	(292)
Acquisition of business, net of cash on hand	(9,468)	—	(21,494)	—
Proceeds from net investment hedges	488	—	—	—
Other investing activities, net	(76)	50	25	34
Net cash used for investing activities	(9,704)	(349)	(21,671)	(258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(12,314)	(1,103)	(2,670)	(450)
Proceeds from issuance of long-term debt	14,834	—	12,575	5
Debt issuance costs	(98)	—	(321)	—
Net (payments)/proceeds on short-term debt	(49)	(3)	(1,641)	297
Dividends	(2,202)	(720)	(360)	(332)
Capital contributions	10,000	—	16,500	—
Other financing activities, net	12	6	26	(2)
Net cash (used for)/provided by financing activities	10,183	(1,820)	24,109	(482)
Effect of exchange rate changes on cash and cash equivalents	(407)	(132)	(14)	(140)
Net (decrease)/increase	2,539	(161)	2,459	(212)
Balance at beginning of period	2,298	2,459	—	2,282
Balance at end of period	$4,837	$2,298	$2,459	$2,070

Cash Flow Activity for the Year Ended January 3, 2016 compared to Year Ended December 28, 2014
Net Cash Provided by Operating Activities:
Cash provided by operating activities was $2.5 billion in the year ended January 3, 2016 compared to $2.1 billion in the year ended December 28, 2014. The increase in cash provided by operating activities was primarily due to an increase in operating income as a result of the 2015 Merger, partially offset by an increase in pension contributions and working capital improvements that were less pronounced than prior year.
Net Cash Used in Investing Activities:
Net cash used in investing activities was $9.7 billion in the year ended January 3, 2016 and $349 million in the year ended December 28, 2014. The increase in cash used in investing activities was primarily driven by our payments to acquire Kraft and also included proceeds from our net investment hedges of $488 million. Capital expenditures were $648 million for the year ended January 3, 2016. We expect 2016 capital expenditures to be approximately $1.6 billion, including capital expenditures required for our ongoing integration and restructuring activities.
Net Cash Provided by/Used in Financing Activities:
Net cash provided by financing activities was $10.2 billion in the year ended January 3, 2016 compared to net cash used of $1.8 billion in the year ended December 28, 2014. The $10.2 billion of cash provided by financing activities was primarily driven by $10.0 billion proceeds from issuance of common stock to the Sponsors. Our cash provided by financing activities also included $14.8 billion proceeds from issuances of long-term debt partially offset by long-term debt repayments of $12.3 billion and the payment of our quarterly common stock cash dividend starting in the third quarter of 2015. Additionally, related to our Series A Preferred Stock we made cash distributions of $900 million in the year ended January 3, 2016, which reflected five dividend payments compared to cash distributions of $720 million in the year ended December 28, 2014 which reflected four dividend payments. See Equity and Dividends for further information on our cash distributions related to our Series A Preferred Stock.
Cash Flow Activity for Year Ended December 28, 2014 compared to the 2013 Successor Period and the unaudited Predecessor period from December 24, 2012 through June 7, 2013
Cash provided by operating activities was $2.1 billion for the Successor Period ended December 28, 2014 compared to cash provided by operating activities of $35 million for the 2013 Successor Period, and cash provided by operating activities of $668 million for the Predecessor period December 24, 2012 to June 7, 2013, an increase of $1.4 billion. The increase primarily reflects the improvements in our profitability following the various restructuring and productivity initiatives undertaken subsequent to the 2013 Merger, coupled with higher 2013 Merger-related costs and charges on the early extinguishment of debt in the prior periods. In addition, we extended our payment terms with suppliers generating approximately $540 million of incremental cash in the Successor Period ended December 28, 2014. The increase also reflects favorable movements in inventory, receivables as well as lower pension contributions and cash taxes, partially offset by cash used for restructuring initiatives.

Cash used for investing activities totaled $349 million for the year ended December 28, 2014, compared with $21.7 billion for the 2013 Successor Period, and $258 million for the Predecessor period December 24, 2012 to June 7, 2013. The cash used in 2014 for investing activities primarily represented capital expenditures, net of proceeds from the disposal of property, plant and equipment. The 2013 Successor Period reflected the 2013 Merger consideration, net of cash on hand, of $21.5 billion.
Cash used for financing activities was $1.8 billion for the year ended December 28, 2014, compared with cash provided by financing activities of $24.1 billion for the 2013 Successor Period, and cash used for financing activities of $482 million for the Predecessor period December 24, 2012 to June 7, 2013. Our cash used in 2014 was driven by repayment of $133 million of our B-1 Loans, repayment of $867 million of our B-2 Loans, and $720 million of Series A Preferred Stock dividends to Berkshire Hathaway. In the 2013 Successor Period, cash provided by financing activities reflected the funding of the 2013 Merger including equity contributions from the Sponsors totaling $16.5 billion, proceeds of approximately $9.5 billion in senior secured term loans, and proceeds of $3.1 billion upon the issuance of 4.250% Second Lien Senior Secured Notes, these proceeds were partially offset by $321 million of debt issuance costs. We used the funding from the 2013 Merger to repay $4.2 billion of H. J. Heinz Company outstanding short and long term debt and associated hedge contracts.
Cash held by international subsidiaries:
At January 3, 2016, approximately $1.6 billion of cash and short-term investments were held by international subsidiaries.
We have provided a deferred tax liability of $22 million for undistributed earnings not considered to be indefinitely reinvested. Except as noted below, we consider the unremitted earnings of our non-U.S subsidiaries that have not been previously taxed in the US, to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our United States cash requirements. Further, certain previously taxed earnings have not yet been remitted and certain intercompany loans have not been repaid. As a result, in future periods, we believe that we could remit approximately $4.2 billion of cash to the United States without incurring any additional material tax expense. If we decide at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on the applicable United States tax rates net of credits for foreign taxes already paid. Notwithstanding the above, for the year ended January 3, 2016, we incurred tax expense of approximately $222 million related to the repatriation of foreign earnings. We repatriated these foreign earnings as part of the integration of Kraft and Heinz international structures post-merger, to make better use of our excess foreign cash, and to align our capital structure with our strategic and operational needs. The remaining undistributed earnings of our foreign subsidiaries continue to be indefinitely reinvested and would not be available for use in the United States without incurring United States federal and state income tax consequences.
We also made taxable distributions of earnings in in the year ended December 28, 2014 and in the 2013 Predecessor period. We did not have significant taxable distributions of foreign earnings in the 2013 successor period or for Fiscal 2013. For the distributions of earnings in the year ended December 28, 2014, we incurred tax expense of approximately $64 million. The 2014 distributions used the majority of our United States foreign tax credit carry forwards. In the 2013 Predecessor period, our taxable distributions of earnings resulted in a charge to our provision for income taxes of approximately $100 million. We were able to use existing foreign tax credit carryforwards to offset the tax liability created by this distribution and therefore, there were not incremental cash taxes incurred.
Total Debt:
Our long-term debt increased to $25.2 billion at January 3, 2016 as compared to $13.4 billion at December 28, 2014. See Note 12, Debt, to the consolidated financial statements for information on our debt, including the impacts of the 2015 Merger and other transactions that occurred during year ended January 3, 2016. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of January 3, 2016.
We maintain our Senior Credit Facilities comprised of our $4.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $600 million Term Loan Facility (together with the Revolving Credit Facility, the “Senior Credit Facilities”). Our Senior Credit Facilities contain customary representations, covenants, and events of default. At January 3, 2016, $600 million aggregate principal amount of our Term Loan Facility was outstanding. No amounts were drawn on our Revolving Credit Facility at January 3, 2016 or during the year ended January 3, 2016. For further description of our Senior Credit Facilities, see Note 12, Debt, to the consolidated financial statements.
Series A Preferred Stock:
We currently intend to refinance the Series A Preferred Stock in 2016 through issuance of debt, other capital market initiatives, as well as any excess liquidity we may have available on our balance sheet.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Off-Balance Sheet Arrangements:
We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
See Note 15, Financing Arrangements, to the consolidated financial statements for a discussion of our accounts receivable securitization and factoring programs.

Aggregate Contractual Obligations:
The following table summarizes our contractual obligations at January 3, 2016 (in millions):

	Payments Due
	2016	2017-2018	2019-2020	2021 and Thereafter	Total
Long-term debt(a)	$1,111	$6,732	$5,370	$26,736	$39,949
Capital leases(b)	22	37	13	67	139
Operating leases(c)	120	225	158	235	738
Purchase obligations(d)	2,409	1,978	412	253	5,052
Preferred dividends(e)	540	1,440	1,440	360	3,780
Other long-term liabilities(f)	194	352	323	678	1,547
Total	$4,396	$10,764	$7,716	$28,329	$51,205

(a)	Amounts represent the expected cash payments of our long-term debt, including interest on variable and fixed rate long-term debt and interest rate swap contracts.

(b)	Amounts represent the expected cash payments of our capital leases, including expected cash payments of interest expense.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)
Amounts represent commitments to purchase materials, supplies, property, plant and equipment, and co-packing, storage and distribution services based on projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology, and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of our materials and processes, certain supply contracts contain penalty provisions for early terminations. We do not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. We exclude amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities from the table above.

(e)
Berkshire Hathaway has an $8.0 billion preferred stock investment in Kraft Heinz which entitles it to a 9.00% annual dividend to be paid quarterly in cash or in-kind. We currently intend to refinance the Series A Preferred Stock in 2016. However, there can be no assurance that we will be able to successfully undertake such refinancing, and as such, we have reflected continued quarterly cash distributions in all periods presented in the table above. See Note 13, Preferred Stock and Warrants, to the consolidated financial statements for additional information.

(f)
Other long-term liabilities primarily consist of certain specific incentive compensation arrangements and postretirement benefit commitments. Future benefit payments for our postretirement benefit plans through 2025 are expected to be $1.4 billion. We are unable to reliably estimate the timing of the payments beyond 2025. Long-term liabilities related to income taxes, insurance accruals, and other accruals included on the consolidated balance sheet are excluded from the above table as we are unable to estimate the timing of payments for these items.

Pension contributions were $286 million for the year ended January 3, 2016. We estimate that 2016 pension contributions will be approximately $315 million to our U.S. plans and approximately $30 million to our non-U.S. plans. Our U.S. contributions include approximately $160 million in the first quarter of 2016 related to the termination of our U.S. nonqualified pension plan that was effective December 31, 2015. Beyond 2016, we are unable to reliably estimate the timing of contributions to our pension plans. Our contributions depend on many factors, including changes in tax, employee benefit, or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, and other factors. As such, expected pension contributions for 2016 have been excluded from the above table.
At January 3, 2016, the total amount of unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $397 million. The timing of payments will depend on the progress of examinations with tax authorities. We do not expect a significant tax payment related to these obligations within the next year. We are unable to make a reasonably reliable estimate as to when any significant cash settlements with taxing authorities may occur; therefore, we have excluded the amount of gross unrecognized tax benefits from the above table.

Equity and Dividends
Series A Preferred Stock:
Our Series A Preferred Stock entitles holders to a 9.00% annual dividend to be paid quarterly in arrears on each March 7, June 7, September 7, and December 7, in cash. While the Series A Preferred Stock remains outstanding, if we declare or pay a dividend on our common stock, we must also declare and pay in full the dividend on the Series A Preferred Stock for the then-current quarterly period. We made cash distributions of $900 million during the year ended January 3, 2016 which reflects five payments due to the fact that, in connection with the declaration of our dividend on our common stock on December 8, 2015, we also declared and paid the dividend on the Series A Preferred Stock for the quarterly period that ends March 7, 2016. We expect to continue to make cash distributions to pay this dividend as long as the Series A Preferred Stock remains outstanding. We made cash distributions of $720 million in the year ended December 28, 2014 and $360 million in the 2013 Successor Period. The Series A Preferred Stock was issued in connection with the 2013 Merger and therefore, there were no preferred dividends paid in any of the Predecessor periods.
See Note 13, Preferred Stock and Warrants, to the consolidated financial statements for a discussion of the Series A Preferred Stock.
Common Stock Dividends:
We paid common stock dividends of $1.3 billion in the year ended January 3, 2016. No common stock dividends were paid in the year ended December 28, 2014, the 2013 Successor Period, or the 2013 Predecessor Period. We paid common stock dividends of $666 million in Fiscal 2013.
On December 8, 2015, our Board of Directors declared a cash dividend of $0.575 per share of common stock, which was paid on January 15, 2016, to shareholders of record on December 23, 2015. In connection with this dividend we recorded $762 million of dividends payable as of January 3, 2016. Additionally, on February 25, 2016, our Board of Directors declared a cash dividend of $0.575 per share of common stock, which is payable on April 8, 2016, to shareholders of record on March 18, 2016. The present annualized dividend rate is $2.30 per share of common stock. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Supplemental Unaudited Pro Forma Condensed Combined Financial Information
The following unaudited pro forma condensed combined financial information is presented to illustrate the estimated effects of the 2015 Merger, which was consummated on July 2, 2015, and the related equity investments, based on the historical results of operations of Heinz and Kraft. See Note 1, Background and Basis of Presentation, and Note 2, Merger and Acquisition, to the consolidated financial statements for additional information on the 2015 Merger.
The following unaudited pro forma condensed combined statements of income for the years ended January 3, 2016 and December 28, 2014 are based on the historical financial statements of Heinz and Kraft after giving effect to the 2015 Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to these unaudited pro forma condensed combined statements of income.
The Kraft Heinz statement of income information for the year ended January 3, 2016 was derived from the consolidated financial statements included elsewhere in this Form 10-K. The historical Kraft statement of income includes information for the six months ended June 27, 2015 derived from Kraft's unaudited condensed consolidated financial statements included in our Form 8-K dated August 10, 2015 and information for June 27, 2015 to July 2, 2015 derived from Kraft's books and records.
The Heinz statement of income information for the year ended December 28, 2014 was derived from the consolidated financial statements included elsewhere in this Form 10-K. The Kraft statement of income information for the year ended December 28, 2014 was derived from its consolidated financial statements included in Kraft’s Annual Report on Form 10-K for the year ended December 27, 2014.
The unaudited pro forma condensed combined statements of income are presented as if the 2015 Merger had been consummated on December 30, 2013, the first business day of our 2014 fiscal year, and combine the historical results of Heinz and Kraft. This is consistent with internal management reporting. The unaudited pro forma condensed combined statements of income set forth below primarily give effect to the following assumptions and adjustments:

•	Application of the acquisition method of accounting;

•	The issuance of Heinz common stock to the Sponsors in connection with the equity investments;

•	The pre-closing Heinz share conversion;

•	The exchange of one share of Kraft Heinz common stock for each share of Kraft common stock; and

•	Conformance of accounting policies.
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the 2015 Merger Date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. Our purchase price allocation is substantially complete with the exception of identifiable intangible assets, certain income tax accounts and goodwill. During the measurement period, we will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from our preliminary estimates.
The unaudited pro forma condensed combined financial information has been prepared in accordance with SEC Regulation S-X Article 11 and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of the dates indicated, nor are they meant to be indicative of our anticipated combined future results. In addition, the accompanying unaudited pro forma condensed combined statements of income do not reflect any additional anticipated synergies, operating efficiencies, cost savings or any integration costs that may result from the 2015 Merger.
The historical consolidated financial information has been adjusted in the accompanying unaudited pro forma condensed combined statements of income to give effect to unaudited pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of the combined company. As a result, under SEC Regulation S-X Article 11, certain expenses such as deal costs (“Deal Costs”) and the fair value step-up of Kraft’s inventory (“Inventory Step-up Costs”) are eliminated from pro forma results in both periods presented. In contrast, under the ASC 805 presentation in Note 2, Merger and Acquisition, to the consolidated financial statements, these expenses are required to be included in prior year pro forma results.
The unaudited pro forma condensed combined financial information, including the related notes, should be read in conjunction with the historical consolidated financial statements and related notes of Kraft, and with our consolidated financial statements included elsewhere in this Form 10-K. The historical SEC filings of Kraft are available to the public at the SEC website at www.sec.gov.

The Kraft Heinz Company
Pro Forma Condensed Combined Statements of Income
(in millions, except per share data)
(Unaudited)

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Net sales	$27,447	$29,122
Cost of products sold	18,299	20,146
Gross profit	9,148	8,976
Selling, general and administrative expenses	4,613	4,593
Operating income	4,535	4,383
Interest expense	1,528	1,113
Other expense, net	289	57
Income before income taxes	2,718	3,213
Provision for income taxes	944	880
Net income	1,774	2,333
Net income attributable to noncontrolling interest	13	15
Net income attributable to Kraft Heinz	$1,761	$2,318
Preferred dividends	900	720
Net income attributable to common shareholders	$861	$1,598

Basic common shares outstanding	1,202	1,192
Diluted common shares outstanding	1,222	1,222

Per share data applicable to common shareholders:
Basic earnings	$0.72	$1.34
Diluted earnings	$0.70	$1.31

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Year Ended January 3, 2016
(in millions, except per share data)
(Unaudited)

	Kraft Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$18,338	$9,109	$—	$27,447
Cost of products sold	12,577	6,103	(381)	18,299
Gross profit	5,761	3,006	381	9,148
Selling, general and administrative expenses	3,122	1,532	(41)	4,613
Operating income	2,639	1,474	422	4,535
Interest expense	1,321	247	(40)	1,528
Other expense/(income), net	305	(16)	—	289
Income before income taxes	1,013	1,243	462	2,718
Provision for income taxes	366	400	178	944
Net income	647	843	284	1,774
Net income attributable to noncontrolling interest	13	—	—	13
Net income attributable to Kraft Heinz	$634	$843	$284	$1,761
Preferred dividends	900	—	—	900
Net (loss)/income attributable to common shareholders	$(266)	$843	$284	$861

Basic common shares outstanding	786	—	416	1,202
Diluted common shares outstanding	786	—	436	1,222

Per share data applicable to common shareholders:
Basic (loss)/earnings	$(0.34)	$—	$1.06	$0.72
Diluted (loss)/earnings	$(0.34)	$—	$1.04	$0.70

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Year Ended December 28, 2014
(in millions, except per share data)
(Unaudited)

	Historical Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$10,922	$18,200	$—	$29,122
Cost of products sold	7,645	13,248	(747)	20,146
Gross profit	3,277	4,952	747	8,976
Selling, general and administrative expenses	1,709	3,062	(178)	4,593
Operating income	1,568	1,890	925	4,383
Interest expense	686	507	(80)	1,113
Other expense/(income), net	79	(22)	—	57
Income before income taxes	803	1,405	1,005	3,213
Provision for income taxes	131	363	386	880
Net income	672	1,042	619	2,333
Net income attributable to noncontrolling interest	15	—	—	15
Net income attributable to Kraft Heinz	$657	$1,042	$619	$2,318
Preferred dividends	720	—	—	720
Net (loss)/income attributable to common shareholders	$(63)	$1,042	$619	$1,598

Basic common shares outstanding	377	593	222	1,192
Diluted common shares outstanding	377	600	245	1,222

Per share data applicable to common shareholders:
Basic (loss)/earnings	$(0.17)	$1.76	$(0.25)	$1.34
Diluted (loss)/earnings	$(0.17)	$1.74	$(0.26)	$1.31

The Kraft Heinz Company
Summary of Pro Forma Adjustments
(in millions)
(Unaudited)

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Impact to cost of products sold:
Postemployment benefit costs(a)	$(34)	$(747)
Inventory step-up(b)	(347)	—
Impact to cost of products sold	$(381)	$(747)

Impact to selling, general and administrative expenses:
Depreciation and amortization(c)	$84	$168
Compensation expense(d)	31	68
Postemployment benefit costs(a)	11	(414)
Deal costs(e)	(167)	—
Impact to selling, general and administrative expenses	$(41)	$(178)

Impact to interest expense:
Interest expense(f)	$(40)	$(80)
Impact to interest expense	$(40)	$(80)
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

(b)
Represents the elimination of nonrecurring non-cash costs related to the fair value adjustment of Kraft’s inventory. See Note 2, Merger and Acquisition, to the consolidated financial statements for additional information on the determination of fair values.

(c)
Represents incremental amortization resulting from the fair value adjustment of Kraft’s definite-lived intangible assets in connection with the 2015 Merger. The net change in depreciation expense resulting from the fair value adjustment of property, plant, and equipment was insignificant. See Note 2, Merger and Acquisition, to the consolidated financial statements for additional information on the determination of fair values.

(d)
Represents the incremental compensation expense due to the fair value remeasurement of certain of Kraft’s equity awards in connection with the 2015 Merger. See Note 9, Employees' Stock Incentive Plans, to the consolidated financial statements for additional information on the conversion of Kraft’s equity awards in connection with the 2015 Merger.

(e)	Represents the elimination of nonrecurring deal costs incurred in connection with the 2015 Merger.

(f)
Represents the incremental change in interest expense resulting from the fair value adjustment of Kraft’s long-term debt in connection with the 2015 Merger, including the elimination of the historical amortization of deferred financing fees and amortization of original issuance discount.

We calculated the income tax effect of the pro forma adjustments using a 38.5% weighted average statutory tax rate for both periods presented.

For the year ended December 28, 2014, we calculated the unaudited pro forma weighted average number of basic shares outstanding by adding Heinz’s historical weighted average number of basic shares outstanding, the 500 million shares issued to the Sponsors in connection with their equity investments (after giving effect to the pre-closing Heinz conversion ratio of 0.443332) and the historical weighted average number of basic shares of Kraft, which were converted on a 1:1 basis into shares of Kraft Heinz. We calculated the unaudited pro forma weighted average number of diluted shares outstanding by adding the effect of dilutive securities to the unaudited pro forma weighted average number of basic shares outstanding, including dilutive securities related to historical Heinz. The historical Heinz diluted EPS calculation did not include these securities as historical Heinz was in a net loss position and such securities were anti-dilutive.
For the year ended January 3, 2016, we calculated the unaudited pro forma weighted average number of basic shares outstanding by adding the Kraft Heinz weighted average number of basic shares outstanding (which included the Sponsors' shares and the converted Kraft shares weighted for the period from the 2015 Merger through the year ended January 3, 2016), and the Sponsors' shares (as converted) and the converted Kraft shares (both weighted from the beginning of the year through the 2015 Merger Date). We calculated the unaudited pro forma weighted average number of diluted shares outstanding by adding the effect of dilutive securities to the unaudited pro forma weighted average number of basic shares outstanding, including dilutive securities related to Kraft Heinz. The Kraft Heinz diluted EPS calculation did not include these securities as Kraft Heinz was in a net loss position and such securities were anti-dilutive.
Non-GAAP Financial Measures
We use different Non-GAAP financial measures for the comparison of the year ended January 3, 2016 to the year ended December 28, 2014 and for the comparison of the year ended December 28, 2014 to 2013 Successor Period and the unaudited Predecessor period from December 24, 2013 through June 7, 2013 as our pro forma adjustments are only included when we compare the year ended January 3, 2016 to the year ended December 28, 2014. Our unaudited pro forma condensed combined statements of income are presented as if the 2015 Merger had been consummated on December 30, 2013, the first business day of our 2014 fiscal year.
Consistent with internal management reporting, there are no pro forma adjustments in any of the 2013 periods presented as it would be impracticable to develop adjustments that would be meaningful. The information would not be meaningful due to the difficulty of interpreting these pro forma impacts on the various durations of the multiple 2013 periods presented, as well as, the length of time that has passed since 2013 makes it difficult to assess how the company would have performed if Kraft and Heinz had been a combined company at that time.
Our pro forma financial information and our non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with accounting principles generally accepted in the United States of America(“U.S. GAAP”).
The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. Pro Forma Organic Net Sales, Adjusted Pro Forma EBITDA, Adjusted Pro Forma EPS, Organic Net Sales, and Adjusted EBITDA are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, operating income, earnings per common share (“EPS”), or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
Management uses these Non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations. Management believes that presenting our Non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results. We believe that the presentation of these Non-GAAP financial measures, when considered together with the corresponding U.S. GAAP financial measure and the reconciliation to that measure, provides investors with additional understanding of the factors and trends affecting our business than could be obtained absent these disclosures.
Year Ended January 3, 2016 compared to the Year Ended December 28, 2014
To supplement the consolidated financial statements presented in accordance with U.S. GAAP, we have presented in this report selected unaudited pro forma condensed combined financial information for 2015 and 2014. We also present Pro Forma Organic Net Sales, Adjusted Pro Forma EBITDA and Adjusted Pro Forma EPS, which are considered non-GAAP financial measures.
We define Pro Forma Organic Net Sales as pro forma net sales excluding the impact of acquisitions, currency, divestitures and 53rd week of shipments when it occurs. We calculate the impact of currency on net sales by holding exchange rates constant at the previous year's exchange rate, with the exception of Venezuela following our June 28, 2015 currency devaluation, for which we calculate the previous year's results using the current year's exchange rate. Management believes that presenting Pro Forma Organic

Net Sales is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results.
Adjusted Pro Forma EBITDA is defined as pro forma net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes, depreciation and amortization (including amortization of postretirement benefit plans prior service credits); excluding the impacts of integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges, equity award compensation expense, impairment losses, gains/(losses) on the sale of a business, and nonmonetary currency devaluation. Adjusted Pro Forma EBITDA is a tool intended to assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations.
We define Adjusted Pro Forma EPS as pro forma diluted EPS excluding the impacts of integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges, impairment losses, gains/(losses) on the sale of a business, nonmonetary currency devaluation and timing impacts of preferred stock dividends. Management uses Adjusted Pro Forma EPS to assess operating performance on a consistent basis.
See the following schedules for supplemental financial data, which include the unaudited pro forma condensed combined financial information, and corresponding reconciliations of Pro Forma Organic Net Sales, Adjusted Pro Forma EBITDA and Adjusted Pro Forma EPS for the relevant periods.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Pro Forma Organic Net Sales
For the Years Ended January 3, 2016 and December 28, 2014
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales	Impact of Currency	Impact of Divestitures	Impact of 53rd week	Pro Forma Organic Net Sales	Price	Volume/Mix
January 3, 2016 (53 weeks)
United States	$19,284	$—	$—	$233	$19,051
Canada	2,386	(378)	—	31	2,733
Europe	2,485	(340)	42	25	2,758
Rest of World	3,292	(503)	—	51	3,744
	$27,447	$(1,221)	$42	$340	$28,286

December 28, 2014 (52 weeks)
United States	$19,635	$—	$—	$—	$19,635
Canada	2,811	—	—	—	2,811
Europe	2,973	—	107	—	2,866
Rest of World	3,703	274	—	—	3,429
	$29,122	$274	$107	$—	$28,741

Year-over-year growth rates
United States	(1.8)%	0.0 pp	0.0 pp	1.2 pp	(3.0)%	0.0 pp	(3.0) pp
Canada	(15.1)%	(13.4) pp	0.0 pp	1.1 pp	(2.8)%	2.2 pp	(5.0) pp
Europe	(16.4)%	(11.4) pp	(2.1) pp	0.9 pp	(3.8)%	0.7 pp	(4.5) pp
Rest of World	(11.1)%	(21.8) pp	0.0 pp	1.5 pp	9.2%	6.3 pp	2.9 pp
	(5.8)%	(5.2) pp	(0.2) pp	1.2 pp	(1.6)%	1.0 pp	(2.6) pp

The Kraft Heinz Company
Reconciliation of Pro Forma Operating Income to Adjusted Pro Forma EBITDA
(in millions)
(Unaudited)

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Pro forma operating income	$4,535	$4,383
Depreciation and amortization (excluding integration and restructuring expenses)	779	924
Integration and restructuring expenses	1,117	743
Merger costs	194	68
Unrealized (gains)/losses on commodity hedges	(41)	79
Impairment losses	58	221
Gain on sale of business	(21)	—
Nonmonetary currency devaluation	57	—
Equity award compensation expense (excluding integration and restructuring expenses)	61	108
Adjusted Pro Forma EBITDA	$6,739	$6,526

The Kraft Heinz Company
Reconciliation of Pro Forma Diluted EPS to Adjusted Pro Forma EPS
(Unaudited)

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Pro forma diluted EPS	$0.70	$1.31
Integration and restructuring expenses	0.61	0.47
Merger costs	0.49	0.04
Unrealized (gains)/losses on commodity hedges	(0.02)	0.05
Impairment losses	0.03	0.11
Gain on sale of business	(0.01)	—
Nonmonetary currency devaluation	0.24	—
Additional preferred dividend	0.15	—
Adjusted Pro Forma EPS	$2.19	$1.98

Year Ended December 28, 2014 compared to 2013 Successor Period and the Predecessor period from December 24, 2012 through June 7, 2013
We define Organic Net Sales as net sales excluding the impact of acquisitions, currency, divestitures and 53rd week of shipments when it occurs. We calculate the impact of currency on net sales by holding exchange rates constant at the previous year's exchange rate, for which we calculate the previous year's results using the current year's exchange rate. Management believes that presenting Organic Net Sales is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results.
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes, depreciation and amortization (including amortization of postretirement benefit plans prior service credits); excluding the impacts of integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges, equity award compensation expense, impairment losses, gains/(losses) on the sale of a business, and nonmonetary currency devaluation. Adjusted EBITDA is a tool intended to assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations.
See the following schedules for supplemental financial data, which include the reconciliations of Organic Net Sales and Adjusted EBITDA for the relevant periods.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
For the Year Ended December 28, 2014 compared to the 2013 Successor Period and the Predecessor period from December 24, 2012 through June 7, 2013
(dollars in millions)
(Unaudited)

	Net Sales	Impact of Currency	Impact of Divestitures	Impact of 53rd week	Organic Net Sales	Price	Volume/Mix
Successor Period: December 28, 2014 (52 weeks)
United States	$3,615	$—	$—	$—	$3,615
Canada	631	(47)	—	—	678
Europe	2,973	79	2	—	2,892
Rest of World	3,703	(256)	—	—	3,959
	$10,922	$(224)	$2	$	$11,144

Successor Period: February 8 - December 29, 2013 (29 weeks)
United States	$2,072	$—	$—	$69	$2,003
Canada	371	—	—	11	360
Europe	1,659	—	9	35	1,615
Rest of World	2,138	—	—	48	2,090
	$6,240	$	$9	$163	$6,068

Predecessor period: December 24, 2012 through June 7, 2013 (24 weeks)
United States	$1,759	$—	$—	$—	$1,759
Canada	331	—	—	—	331
Europe	1,366	—	12	—	1,354
Rest of World	1,748	—	—	—	1,748
	$5,204	$	$12	$	$5,192

Successor Period: February 8 - December 29, 2013 and Predecessor period: December 24, 2012 through June 7, 2013
United States	$3,831	$	$	$69	$3,762
Canada	702	—	—	11	691
Europe	3,025	—	21	35	2,969
Rest of World	3,886	—	—	48	3,838
	$11,444	$	$21	$163	$11,260
Period-over-period growth rates for Successor Period: December 28, 2014 compared to Successor Period: February 8 - December 29, 2013 and Predecessor period: December 24, 2012 through June 7, 2013
United States	(5.6)%	0.0 pp	0.0 pp	(1.7) pp	(3.9)%	1.9 pp	(5.8) pp
Canada	(10.1)%	(6.7) pp	0.0 pp	(1.5) pp	(1.9)%	1.6 pp	(3.5) pp
Europe	(1.7)%	2.6 pp	(0.6) pp	(1.1) pp	(2.6)%	0.0 pp	(2.6) pp
Rest of World	(4.7)%	(6.6) pp	0.0 pp	(1.3) pp	3.2%	6.5 pp	(3.3) pp
	(4.6)%	(2.0) pp	(0.2) pp	(1.4) pp	(1.0)%	3.0 pp	(4.0) pp

The Kraft Heinz Company
Reconciliation of Adjusted EBITDA to Operating Income
(in millions)
(Unaudited)

	Successor		Predecessor (H. J. Heinz Company)
	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	December 24, 2012 - June 7, 2013 (24 weeks)
United States	$1,138	$519	$433
Canada	193	99	84
Europe	897	349	292
Rest of World	689	256	223
General corporate expenses	(77)	(58)	(86)
Depreciation and amortization (excluding integration and restructuring expenses)	(406)	(216)	(159)
Integration and restructuring expenses	(637)	(411)	6
Merger costs	—	(158)	(158)
Foodstar earn-out			(12)
Amortization of inventory step-up	—	(383)	—
Impairment losses	(221)	—	—
Equity award compensation expense	(8)	(5)	(19)
Operating income	$1,568	$(8)	$604

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risks from adverse changes in commodity prices, foreign exchange rates, interest rates, and production costs. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that volatility in these markets may have on our operating results. We maintain risk management policies that principally use derivative financial instruments to reduce significant, unanticipated fluctuations in earnings and cash flows that may arise from variations in commodity prices, foreign currency exchange rates, and interest rates. See Note 1, Background and Basis of Presentation, and Note 16, Financial Instruments, to the consolidated financial statements for details of our market risk management policies and the financial instruments used to hedge those exposures.
By policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.
Effect of Hypothetical 10% Fluctuation in Market Prices:
The potential gain or loss on the fair value of our outstanding commodity contracts, foreign exchange contracts, cross-currency swap contracts, and interest rate contracts, assuming a hypothetical 10% fluctuation in currency and swap rates, would be (in millions):

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Commodity contracts	$54	$—
Foreign currency contracts	185	21
Cross-currency swap contracts	411	1,181
Interest rate contracts	—	59
However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to foreign currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Our utilization of financial instruments in managing market risk exposures described above is consistent with the prior year. Changes in our portfolio of financial instruments are a function of our results of operations, debt repayment and debt issuances, market effects on debt and foreign currency, and our acquisition and divestiture activities.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Kraft Heinz Company

In our opinion, the accompanying consolidated balance sheets as of January 3, 2016 and December 28, 2014, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for the fiscal years ended January 3, 2016 and December 28, 2014 and for the period from February 8, 2013 through December 29, 2013, present fairly, in all material respects, the financial position of The Kraft Heinz Company and its subsidiaries (Successor) at January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for the fiscal years ended January 3, 2016 and December 28, 2014 and for the period from February 8, 2013 through December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts for the fiscal years ended January 3, 2016 and December 28, 2014 and for the period from February 8, 2013 through December 29, 2013 appearing under item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during 2015 the Company changed the manner in which it accounts for certain warehouse and distribution costs associated with the distribution of finished products to customers, the manner in which it accounts for trademark and license intangible asset impairments and amortization and the manner in which it accounts for debt issuance costs.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 3, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of H. J. Heinz Company

In our opinion, the accompanying consolidated statements of income, of comprehensive income, of equity and of cash flows for the period from April 29, 2013 to June 7, 2013 and for the fiscal year ended April 28, 2013 present fairly, in all material respects, the results of operations and cash flows of H. J. Heinz Company and its subsidiaries (Predecessor) for the period from April 29, 2013 to June 7, 2013 and for the fiscal year ended April 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts for the period from April 29, 2013 to June 7, 2013 and for the fiscal year ended April 28, 2013 appearing under item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during 2015 the Company changed the manner in which it accounts for certain warehouse and distribution costs associated with the distribution of finished products to customers and the manner in which it accounts for trademark and license intangible asset impairments and amortization.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 7, 2014, except for the changes in the manner of accounting for certain warehouse and distribution costs and trademark and license intangible asset impairments and amortization as discussed in Note 1 and the effects of the change in the composition of reportable segments discussed in Note 20, as to which the date is March 3, 2016

The Kraft Heinz Company
Consolidated Statements of Income
(in millions, except per share data)

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Net sales	$18,338	$10,922	$6,240	$1,113	$11,529
Cost of products sold	12,577	7,645	4,908	793	7,958
Gross profit	5,761	3,277	1,332	320	3,571
Selling, general and administrative expenses	3,122	1,709	1,340	292	1,909
Operating income/(loss)	2,639	1,568	(8)	28	1,662
Interest expense	1,321	686	409	35	284
Other expense/(income), net	305	79	(119)	123	34
Income/(loss) from continuing operations before income taxes	1,013	803	(298)	(130)	1,344
Provision for/(benefit from) income taxes	366	131	(232)	61	242
Net income/(loss) from continuing operations	647	672	(66)	(191)	1,102
Loss from discontinued operations, net of tax	—	—	(6)	(1)	(75)
Net income/(loss)	647	672	(72)	(192)	1,027
Net income attributable to noncontrolling interest	13	15	5	3	14
Net income/(loss) attributable to Kraft Heinz	634	657	(77)	(195)	1,013
Preferred dividends	900	720	360	—	—
Accretion of Series A Preferred Stock to redemption value	—	—	687	—	—
Net (loss)/income attributable to common shareholders	$(266)	$(63)	$(1,124)	$(195)	$1,013
Per share data applicable to common shareholders:
Basic (loss)/earnings:
Continuing operations	$(0.34)	$(0.17)	$(2.97)	$(0.60)	$3.39
Discontinued operations	—	—	(0.01)	(0.01)	(0.23)
Net (loss)/earnings	$(0.34)	$(0.17)	$(2.98)	$(0.61)	$3.16
Diluted (loss)/earnings:
Continuing operations	$(0.34)	$(0.17)	$(2.97)	$(0.60)	$3.37
Discontinued operations	—	—	(0.01)	(0.01)	(0.23)
Net (loss)/earnings	$(0.34)	$(0.17)	$(2.98)	$(0.61)	$3.14
Dividends declared	$1.70	$—	$—	$—	$2.06

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Comprehensive Income
(in millions)

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Net income/(loss)	$647	$672	$(72)	$(192)	$1,027
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(1,604)	(939)	129	(98)	(229)
Net deferred gains/(losses) on net investment hedges	506	336	(118)	—	—
Net postemployment benefit gains/(losses)	946	(34)	102	—	(189)
Reclassification of net postemployment benefit (gains)/losses to net income	(85)	(7)	—	7	55
Net deferred (losses)/gains on cash flow hedges	(6)	(173)	111	(1)	(12)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	120	4	(3)	7	30
Total other comprehensive (loss)/income	(123)	(813)	221	(85)	(345)
Total comprehensive income/(loss)	524	(141)	149	(277)	682
Comprehensive (loss)/income attributable to noncontrolling interest	(13)	8	(6)	(1)	(1)
Comprehensive income/(loss) attributable to Kraft Heinz	$537	$(149)	$155	$(276)	$683

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Balance Sheets
(in millions of dollars)

	January 3, 2016	December 28, 2014
ASSETS
Cash and cash equivalents	$4,837	$2,298
Trade receivables (net of allowances of $32 at January 3, 2016 and $8 at December 28, 2014)	871	690
Sold receivables	583	161
Inventories	2,618	1,185
Other current assets	871	581
Total current assets	9,780	4,915
Property, plant and equipment, net	6,524	2,365
Goodwill	43,051	14,959
Intangible assets, net	62,120	13,188
Other assets	1,498	1,144
TOTAL ASSETS	$122,973	$36,571
LIABILITIES AND EQUITY
Trade payables	$2,844	$1,651
Accrued marketing	856	297
Accrued postemployment costs	328	15
Income taxes payable	417	232
Interest payable	401	167
Dividends payable	762	—
Other current liabilities	1,324	730
Total current liabilities	6,932	3,092
Long-term debt	25,151	13,358
Deferred income taxes	21,497	3,867
Accrued postemployment costs	2,405	287
Other liabilities	752	282
TOTAL LIABILITIES	56,737	20,886
Commitments and Contingencies (Note 18)
Redeemable noncontrolling interest	23	29
9.00% Series A cumulative redeemable preferred stock, 80,000 authorized and issued shares at January 3, 2016 and December 28, 2014, $.01 par value	8,320	8,320
Equity:
Common stock, $.01 par value (5,000,000,000 shares authorized, 1,214,391,614 shares issued and 1,213,978,752 shares outstanding at January 3, 2016; 4,000,000,000 shares authorized, 377,010,463 shares issued and outstanding at December 28, 2014)	12	4
Warrants	—	367
Additional paid-in capital	58,375	7,320
Retained earnings/(deficit)	—	—
Accumulated other comprehensive income/(losses)	(671)	(574)
Treasury stock, at cost	(31)	—
Total shareholders' equity	57,685	7,117
Noncontrolling interest	208	219
TOTAL EQUITY	57,893	7,336
TOTAL LIABILITIES AND EQUITY	$122,973	$36,571

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Predecessor (H. J. Heinz Company)
Balance at April 29, 2012	$108	$—	$595	$7,568	$(845)	$(4,666)	$52	$2,812
Net income excluding redeemable noncontrolling interest	—	—	—	1,013	—	—	13	1,026
Other comprehensive loss excluding redeemable noncontrolling interest	—	—	—	—	(329)	—	(5)	(334)
Dividends declared-common stock	—	—	—	(666)	—	—	—	(666)
Dividends declared-noncontrolling interest	—	—	—	—	—	—	(13)	(13)
Shares reacquired	—	—	—	—	—	(139)	—	(139)
Exercise of stock options, issuance of other stock awards, and other	—	—	14	(8)	—	158	—	164
Balance at April 28, 2013	$108	$—	$609	$7,907	$(1,174)	$(4,647)	$47	$2,850
Net (loss)/income excluding redeemable noncontrolling interest	—	—	—	(195)	—	—	3	(192)
Other comprehensive loss excluding redeemable noncontrolling interest	—	—	—	—	(81)	—	(2)	(83)
Cancellation of stock options and restricted stock units	—	—	(178)	—	—	—	—	(178)
Exercise of stock options, issuance of other stock awards, and other	—	—	4	—	—	1	—	5
Balance at June 7, 2013	$108	$—	$435	$7,712	$(1,255)	$(4,646)	$48	$2,402

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Successor
Balance at February 8, 2013	$—	$—	$—	$—	$—	$—	$—	$—
Fair value of noncontrolling interest as of June 8, 2013	—	—	—	—	—	—	230	230
Net (loss)/income excluding redeemable noncontrolling interest	—	—	—	(77)	—	—	5	(72)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	—	232	—	(13)	219
Dividends declared- Series A Preferred Stock	—	—	(360)	—	—	—	—	(360)
Dividends declared-noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Accretion of Series A Preferred Stock to redemption value	—	—	(687)	—	—	—	—	(687)
Warrants issued	—	367	—	—	—	—	—	367
Issuance of common stock to Sponsors	4	—	8,496	—	—	—	—	8,500
Exercise of stock options, issuance of other stock awards, and other	—	—	1	—	—	—	—	1
Balance at December 29, 2013	$4	$367	$7,450	$(77)	$232	$—	$216	$8,192
Net income excluding redeemable noncontrolling interest	—	—	—	657	—	—	14	671
Other comprehensive loss excluding redeemable noncontrolling interest	—	—	—	—	(806)	—	(4)	(810)
Dividends declared-Series A Preferred Stock	—	—	(142)	(578)	—	—	—	(720)
Dividends declared-noncontrolling interest	—	—	—	—	—	—	(7)	(7)
Exercise of stock options, issuance of other stock awards, and other	—	—	12	(2)	—	—	—	10
Balance at December 28, 2014	$4	$367	$7,320	$—	$(574)	$—	$219	$7,336
Net income excluding redeemable noncontrolling interest	—	—	—	634	—	—	13	647
Other comprehensive loss excluding redeemable noncontrolling interest	—	—	—	—	(97)	—	(18)	(115)
Dividends declared-Series A Preferred Stock	—	—	(360)	(540)	—	—	—	(900)
Dividends declared-common stock	—	—	(1,972)	(92)	—	—	—	(2,064)
Dividends declared-noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Exercise of warrants	—	(367)	367	—	—	—	—	—
Issuance of common stock to Sponsors	2	—	9,998	—	—	—	—	10,000
Acquisition of Kraft Foods Group, Inc.	6	—	42,849	—	—	—	—	42,855
Exercise of stock options, issuance of other stock awards, and other	—	—	173	(2)	—	(31)	—	140
Balance at January 3, 2016	$12	$—	$58,375	$—	$(671)	$(31)	$208	$57,893

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$647	$672	$(72)	$(192)	$1,027
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	740	530	280	40	344
Amortization of postretirement benefit plans prior service credits	(112)	(6)	—	(1)	(4)
Amortization of inventory step-up	347	—	383	—	—
Equity award compensation expense	133	8	1	26	34
Deferred income tax provision	(317)	(174)	(298)	(20)	(87)
Pension contributions	(286)	(102)	(152)	(7)	(69)
Impairment losses on indefinite-lived intangible assets	58	221	—	—	—
Nonmonetary currency devaluation	234	—	—	—	—
Write-off of debt issuance costs	236	—	—	—	—
Other items, net	120	194	(40)	(3)	114
Changes in current assets and liabilities:
Trade receivables	838	144	(112)	(37)	(103)
Sold receivables	(422)	(129)	(9)	63	(3)
Inventories	25	153	84	(183)	(49)
Accounts payable	(119)	562	(90)	(70)	169
Other current assets	114	(20)	46	(47)	(46)
Other current liabilities	231	87	14	58	63
Net cash provided by/(used for) operating activities	2,467	2,140	35	(373)	1,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(648)	(399)	(202)	(120)	(399)
Acquisitions of businesses, net of cash on hand	(9,468)	—	(21,494)	—	—
Proceeds from net investment hedges	488	—	—	—	—
Other investing activities, net	(76)	50	25	30	26
Net cash used for investing activities	(9,704)	(349)	(21,671)	(90)	(373)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(12,314)	(1,103)	(2,670)	(440)	(224)
Proceeds from issuance of long-term debt	14,834	—	12,575	2	205
Debt issuance costs	(98)	—	(321)	—	—
Net (payments)/proceeds on short-term debt	(49)	(3)	(1,641)	481	1,090
Proceeds from issuance of Series A Preferred Stock	—	—	7,633	—	—
Proceeds from issuance of common stock to Sponsors	10,000	—	8,500	—	—
Proceeds from issuance of warrants	—	—	367	—	—
Dividends paid-Series A Preferred Stock	(900)	(720)	(360)	—	—
Dividends paid-common stock	(1,302)	—	—	—	(666)
Other financing activities, net	12	6	26	43	(149)
Net cash provided by/(used for) financing activities	10,183	(1,820)	24,109	86	256
Effect of exchange rate changes on cash and cash equivalents	(407)	(132)	(14)	(30)	(127)
Cash and cash equivalents:
Net increase/(decrease)	2,539	(161)	2,459	(407)	1,146
Balance at beginning of period	2,298	2,459	—	2,477	1,331
Balance at end of period	$4,837	$2,298	$2,459	$2,070	$2,477

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Cash paid during the period for:
Interest	$704	$620	$259	$42	$285
Income taxes	577	86	131	32	327

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Notes to Consolidated Financial Statements
Note 1. Background and Basis of Presentation
Description of the Company
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products throughout the world.
Organization
On July 2, 2015 (the “2015 Merger Date”), through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company (“Kraft Heinz”).
Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Global Food Holdings, L.P. (“3G Capital,” and together with Berkshire Hathaway, the “Sponsors”) following their acquisition of H. J. Heinz Company (the “2013 Merger”) on June 7, 2013 (the “2013 Merger Date”). The Sponsors initially owned 850 million shares of common stock in Heinz; Berkshire Hathaway also held a warrant to purchase 46 million additional shares of common stock, which it exercised in June 2015. Additionally, in connection with the 2013 Merger, we issued an $8.0 billion preferred stock investment in Heinz which entitles Berkshire Hathaway to a 9.00% annual dividend. Prior to, but in connection with, the 2015 Merger, the Sponsors made equity investments whereby they purchased an additional 500 million newly issued shares of Heinz common stock for an aggregate purchase price of $10.0 billion.
Immediately prior to the consummation of the 2015 Merger, each share of Heinz issued and outstanding common stock was reclassified and changed into 0.443332 of a share of Kraft Heinz common stock. All share and per share amounts in the consolidated financial statements and related notes have been retroactively adjusted for all historical Successor periods presented to give effect to this conversion, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital. In the 2015 Merger, all outstanding shares of Kraft common stock were converted into the right to receive, on a one-for-one basis, shares of Kraft Heinz common stock. Deferred shares and restricted shares of Kraft were converted to deferred shares and restricted shares of Kraft Heinz, as applicable. Upon the completion of the 2015 Merger, the Kraft shareholders of record immediately prior to the closing of the 2015 Merger received a special cash dividend of $16.50 per share.
On June 7, 2013, H. J. Heinz Company was acquired by Heinz (formerly known as Hawk Acquisition Holding Corporation), a Delaware corporation controlled by the Sponsors, pursuant to the Agreement and Plan of Merger, dated February 13, 2013 (the “2013 Merger Agreement”), as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013 (the “Amendment”), by and among H. J. Heinz Company, Heinz, and Hawk Acquisition Sub, Inc. (“Hawk”).
See Note 2, Merger and Acquisition, for additional information on the 2015 Merger and the 2013 Merger.
Periods Presented
The 2013 Merger established a new accounting basis for Heinz. Accordingly, the consolidated financial statements present both Predecessor and Successor periods, which relate to the accounting periods preceding and succeeding the completion of the 2013 Merger. The Predecessor and Successor periods are separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
Additionally, on October 21, 2013, our Board of Directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. In 2013, as a result of the change in fiscal year-end, the 2013 Merger, and the creation of Hawk, there are three 2013 reporting periods as described below.
The “Successor (Heinz, renamed to The Kraft Heinz Company at the closing of the 2015 Merger) Period” includes:

•	The consolidated financial statements for the year ended January 3, 2016 (a 53 week period, including a full year of Heinz results and post-2015 Merger results of Kraft);

•	The consolidated financial statements for the year ended December 28, 2014 (a 52 week period, including a full year of Heinz results); and
•The period from February 8, 2013 through December 29, 2013 (the “2013 Successor Period”), reflecting:

▪
The creation of Hawk on February 8, 2013 and the activity from February 8, 2013 to June 7, 2013, which related primarily to the issuance of debt and recognition of associated issuance costs and interest expense; and

▪
All activity subsequent to the 2013 Merger. Therefore, the 2013 Successor Period includes 29 weeks of operating activity (June 8, 2013 to December 29, 2013). We indicate on our financial statements the weeks of operating activities in this period.

The “Predecessor (H. J. Heinz Company) Period” includes, but is not limited to:

•
The consolidated financial statements of H. J. Heinz Company prior to the 2013 Merger on June 7, 2013, which includes the period from April 29, 2013 through June 7, 2013 (the “2013 Predecessor Period”); this represents six weeks of activity from April 29, 2013 through the 2013 Merger; and

•	The consolidated financial statements of H. J. Heinz Company for the fiscal year from April 30, 2012 to April 28, 2013 (“Fiscal 2013”).
The following represents the condensed statement of operations of Hawk for the period February 8, 2013 through April 28, 2013 and the condensed balance sheet of Hawk as of April 28, 2013:
Hawk Acquisition Sub, Inc. (Successor)
Condensed Statement of Operations
For the Period from February 8, 2013 through April 28, 2013

February 8 - April 28, 2013
(in millions)
Selling, general and administrative expenses	$20
Operating loss	(20)
Interest expense	11
Other expense, net	65
Loss from continuing operations before income tax	(96)
Benefit from income taxes	38
Net loss	$(58)
Hawk Acquisition Sub, Inc. (Successor)
Condensed Balance Sheet
As of April 28, 2013

April 28, 2013
(in millions)
Cash	$3,012
Other assets	125
Total assets	$3,137

Notes payable	$3,100
Other liabilities	95
Total liabilities	3,195
Shareholder's deficit	(58)
Total liabilities and shareholder's deficit	$3,137
Changes in Accounting and Reporting:
In 2015, we made the following changes in accounting and reporting to harmonize our accounting and reporting as Kraft Heinz:

•
We made a voluntary change in accounting policy to classify certain warehouse and distribution costs (including shipping and handling costs) associated with the distribution of finished product to our customers as cost of products sold, which were previously recorded in selling, general and administrative expenses (“SG&A”). We made this voluntary change in accounting policy because we believe this presentation is preferable, as the classification in cost of products sold better reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of our financial statements with industry peers and aligns with how we now internally manage and review costs. As required by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the change has been reflected in the consolidated statements of income through retrospective application of the change in accounting policy. The impact of this change was to increase cost of products sold and decrease SG&A by $666 million for the year ended December 28, 2014, $367 million in the 2013 Successor Period, $66 million in the 2013 Predecessor Period, and $656 million in Fiscal 2013.

•
We made a voluntary change in accounting policy to classify our trademark and license intangible asset impairments and amortization in SG&A, which were previously recorded in cost of products sold. We made this voluntary change in accounting policy because we believe this presentation is preferable, as removing these expenses from cost of products sold better aligns cost of products sold with costs directly associated with generating revenue. Additionally, this presentation enhances the comparability of our financial statements with industry peers and aligns with how we now internally manage and review costs. As required by U.S. GAAP, the change has been reflected in the consolidated statements of income through retrospective application of the change in accounting policy. The impact of this change was to increase SG&A and decrease cost of products sold by $244 million for the year ended December 28, 2014, $11 million in the 2013 Successor Period, $2 million in the 2013 Predecessor Period, and $13 million in Fiscal 2013.

•
In 2015, we determined that we had previously misclassified customer related intangible asset amortization. Such costs were previously included in cost of products sold but should have been included in SG&A. We have revised the classification to report these expenses in SG&A in the consolidated statements of income for all prior periods presented. The impact of this revision was to increase SG&A and decrease cost of products sold by $68 million for the year ended December 28, 2014, $36 million in the 2013 Successor Period, $1 million in the 2013 Predecessor Period, and $18 million in Fiscal 2013. These misstatements were not material to our current or any prior period financial statements.

•	We separately presented sold receivables on our consolidated balance sheets and consolidated statements of cash flows to align with current period presentation.
We revised our other assets (long-term), accrued postemployment costs (long-term), and other liabilities (long-term) on our 2014 consolidated balance sheet to correct for a prior period classification error and to correct for the misclassification of other assets to accrued postemployment costs (long-term). This correction resulted in an increase of $36 million to other assets, an increase of $43 million to accrued postemployment costs (long-term), and a decrease of $7 million to other liabilities (long-term). This misstatement was not material to our current or any prior period financial statements.
In 2015, we determined that we had misstated foreign currency translation gains and losses on goodwill from the date of the 2013 Merger through December 28, 2014, as well as deferred taxes recognized on the 2013 Merger opening balance sheet. In 2015, we recorded out-of-period corrections to reduce goodwill by $40 million, reduce deferred tax assets by $11 million, and reduce accumulated other comprehensive income/(losses) by $51 million. These misstatements were not material to our current or any prior period financial statements.
Significant Accounting Policies
Principles of Consolidation:
The consolidated financial statements include The Kraft Heinz Company, as well as our wholly-owned and majority-owned subsidiaries. All intercompany transactions are eliminated. Our year end date for financial reporting purposes is the Sunday closest to December 31. As a result, we occasionally have a 53rd week in a fiscal year. Our year ended January 3, 2016 includes a 53rd week of activity. The year end date of certain of our U.S. and Canada businesses is the Saturday closest to December 31.
Use of Estimates:
We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make accounting policy elections, estimates, and assumptions that affect a number of amounts in our consolidated financial statements. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.
Translation of Foreign Currencies:
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of accumulated other comprehensive income/(losses) on the balance sheet. Gains and losses from foreign currency transactions are included in net income for the period.

Highly Inflationary Accounting:
We apply highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100 percent. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income, rather than accumulated other comprehensive income/(losses) on the balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates.
Cash and Cash Equivalents:
Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.
Inventories:
Inventories are stated at the lower of cost or market. We value inventories primarily using the average cost method.
Property, Plant and Equipment:
Property, plant and equipment are stated at historical cost and depreciated on the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years and buildings and improvements over periods up to 40 years. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years. We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Goodwill and Intangible Assets:
We test goodwill and indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our annual impairment testing in the second quarter of 2015, prior to completion of the 2015 Merger.
The first step of the goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step would be applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill would be considered impaired and would be reduced to its implied fair value. We test indefinite-lived intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. If the carrying value exceeds fair value, the intangible asset would be considered impaired and would be reduced to fair value.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then one or more reporting units or intangible assets might become impaired in the future. Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.
Revenue Recognition:
We recognize revenues when title and risk of loss pass to our customers. We record revenues net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. We also record provisions for estimated product returns and customer allowances as reductions to revenues within the same period that the revenue is recognized. We base these estimates principally on historical and current period experience factors.
Advertising, Consumer Incentives, and Trade Promotions:
We promote our products with advertising, consumer incentives, and trade promotions.

Advertising expenses are recorded in SG&A. We recorded advertising expense of $464 million in the year ended January 3, 2016, $241 million in the year ended December 28, 2014, $190 million in the 2013 Successor Period, $22 million in the 2013 Predecessor Period, and $305 million in Fiscal 2013. For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We review and adjust these estimates each quarter based on actual experience and other information.
Consumer incentives and trade promotions include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We review and adjust these estimates each quarter based on actual experience and other information.
Research and Development Expense:
We expense costs as incurred for product research and development within SG&A. Research and development expense was $105 million in the year ended January 3, 2016, $58 million in the year ended December 28, 2014, $53 million in the 2013 Successor Period, $10 million in the 2013 Predecessor Period, and $93 million in Fiscal 2013.
Postemployment Benefit Plans:
We provide a range of benefits to our eligible employees and retirees. These include defined benefit pension, postretirement benefit plans, defined contribution, and multiemployer pension and medical benefits. We maintain various retirement plans for the majority of our employees. The cost of these plans is charged to expense over the working life of the covered employees. We generally amortize net actuarial gains or losses and changes in the fair value of plan assets in future periods within cost of products sold and SG&A.
Financial Instruments:
As we source our commodities on global markets and periodically enter into financing or other arrangements abroad, we use a variety of risk management strategies and financial instruments to manage commodity price, foreign currency exchange rate, and interest rate risks. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. One way we do this is through actively hedging our risks through the use of derivative instruments. As a matter of policy, we do not use highly leveraged derivative instruments, nor do we use financial instruments for speculative purposes.
Derivatives are recorded on our consolidated balance sheets at fair value, which fluctuates based on changing market conditions.
Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others are not designated as hedging instruments and are marked to market through earnings. The effective portion of gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income/(losses) and are recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. We also designate certain derivatives and non-derivatives as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. The fair value of these derivatives and remeasurements of our non-derivatives designated as net investment hedges are calculated each period with changes reported in foreign currency translation adjustment within accumulated other comprehensive income/(losses). Such amounts will remain in accumulated other comprehensive income/(losses) until the complete or substantially complete liquidation of our investment in the underlying foreign operations. The income statement classification of gains and losses related to derivative instruments not designated as hedging instruments is determined based on the underlying intent of the contracts. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. All other cash flows related to derivative instruments are generally classified within operating activities. For additional information on derivative activity within our operating results, see Note 16, Financial Instruments.
To qualify for hedge accounting, a specified level of hedging effectiveness between the hedging instrument and the item being hedged must be achieved at inception and maintained throughout the hedged period. Any hedging ineffectiveness is recognized in net earnings when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. We formally document our risk management objectives, strategies for undertaking the various hedge transactions, the nature of and relationships between the hedging instruments and hedged items, and method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, we specifically identify the significant characteristics and expected terms of the forecasted transactions. If it becomes probable that a forecasted transaction will not occur, the hedge will no longer be effective and all of the derivative gains or losses would be recognized in earnings in the current period.
Unrealized gains and losses on our commodity derivatives not designated as hedging instruments are recorded in general corporate expenses until realized. Once realized, the gains and losses are recorded within the applicable segment operating results.

When we use financial instruments, we are exposed to credit risk that a counterparty might fail to fulfill its performance obligations under the terms of our agreement. We minimize our credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty, and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of greater than one year be governed by an International Swaps and Derivatives Association master agreement. We are also exposed to market risk as the value of our financial instruments might be adversely affected by a change in foreign currency exchange rates, commodity prices, or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies we use and the degree of market risk that we hedge with derivative instruments.
Foreign currency cash flow hedges - We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Our principal foreign currency exposures that are hedged include the British Pound Sterling, Euro, and Canadian dollar. These instruments may include forward foreign exchange contracts and foreign currency options. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment. We exclude forward points from the assessment and measurement of hedge ineffectiveness and report such amounts in current period net income as interest expense.
Net investment hedges - We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We manage this risk by utilizing derivative and non-derivative instruments, including cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges.
Interest rate cash flow hedges - From time to time, we have used derivative instruments, including interest rate swaps, as part of our interest rate risk management strategy. We have primarily used interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. Substantially all of these derivative instruments have been highly effective and have qualified for hedge accounting treatment.
Commodity derivatives - We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials.  We enter into commodity purchase contracts primarily for coffee beans, meat products, sugar, wheat products, corn products, vegetable oils, cocoa products, and dairy products. These commodity purchase contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases exception. We also use commodity futures and options to economically hedge the price of certain commodity costs, including coffee beans, meat products, sugar, wheat products, corn products, vegetable oils, cocoa products, dairy products, diesel fuel, and packaging products. We do not designate these commodity contracts as hedging instruments. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to economically cross hedge a commodity exposure.
Income Taxes:
We recognize income taxes based on amounts refundable or payable for the current year and record deferred tax assets or liabilities for any difference between U.S. GAAP accounting and tax reporting. We also recognize deferred tax assets for temporary differences, operating loss carryforwards, and tax credit carryforwards. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods.
We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect income in the quarter of such change.
We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The resolution of tax reserves and changes in valuation allowances could be material to our results of operations for any period, but is not expected to be material to our financial position.
Common Stock and Preferred Stock Dividends:
Dividends are recorded as a reduction to retained earnings. When we have an accumulated deficit, dividends are recorded as a reduction of additional paid-in capital.

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
In April 2015, the FASB issued an ASU intended to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of debt, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. We early-adopted this ASU in 2015, and accordingly reclassified unamortized debt issuance costs of $228 million from other assets to long-term debt on the consolidated balance sheet at December 28, 2014.
In September 2015, the FASB issued an ASU intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The ASU requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. We early-adopted this ASU in 2015. See Note 2, Merger and Acquisition, for additional information on measurement period adjustments.
In November 2015, the FASB issued an ASU intended to simplify the presentation of deferred income taxes. The ASU requires that deferred income tax liabilities and assets be classified as noncurrent in the balance sheet. Previously, companies were required to classify deferred tax liabilities and assets as current or noncurrent based on the classification of the related asset or liability. We early adopted this ASU 2015 on a prospective basis, as the impact to prior periods was not significant.
Note 2. Merger and Acquisition
2015 Merger
Transaction Overview:
As discussed in Note 1, Background and Basis of Presentation, Heinz merged with Kraft on July 2, 2015. The Kraft businesses manufacture and market food and beverage products, including cheese, meats, refreshment beverages, coffee, packaged dinners, refrigerated meals, snack nuts, dressings, and other grocery products, primarily in the United States and Canada. Total net sales for Kraft during its most recent pre-acquisition year ended December 27, 2014 were $18.2 billion. Following the 2015 Merger Date, the operating results of the Kraft businesses have been included in our consolidated financial statements. For the period from the 2015 Merger Date through January 3, 2016, Kraft's net sales were $8.5 billion and net income was $478 million.
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

Valuation Assumptions and Preliminary Purchase Price Allocation:
We utilized estimated fair values at the 2015 Merger Date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. Our purchase price allocation is substantially complete with the exception of identifiable intangible assets, certain income tax accounts and goodwill. During our fourth quarter 2015, we made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included a $5.4 billion increase in indefinite-lived trademarks, a related $2.0 billion increase in deferred tax liabilities, and a $3.4 billion decrease in goodwill. In addition, we reflected a correction to our third quarter foreign currency exchange rate assumptions impacting foreign currency translation and goodwill by approximately $100 million. This misstatement was not material to our current or any prior period financial statements. As we continue to integrate Kraft businesses, we may obtain additional information on the acquired identifiable intangible assets which, if significant, could require revisions to preliminary valuation assumptions, estimates and resulting fair values. Amounts for certain income tax accounts are also subject to change pending the filing of Kraft’s pre-acquisition tax returns and the receipt of information from taxing authorities which, if significant, could require revisions to preliminary assumptions and estimates. If we determine any measurement period adjustments are significant, we will recognize those adjustments, including any related impacts to deferred tax positions, goodwill or net income, in the reporting period in which the adjustments are determined.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction was (in millions):

Cash	$314
Other current assets	3,423
Property, plant and equipment	4,193
Identifiable intangible assets	49,749
Other non-current assets	214
Trade and other payables	(3,026)
Long-term debt	(9,286)
Net postemployment benefits and other non-current liabilities	(4,734)
Deferred income tax liabilities	(17,239)
Net assets acquired	23,608
Goodwill on acquisition	29,029
Total consideration	52,637
Fair value of shares exchanged and equity awards	42,855
Total cash consideration paid to Kraft shareholders	9,782
Cash and cash equivalents of Kraft at the 2015 Merger Date	314
Acquisition of business, net of cash on hand	$9,468
The 2015 Merger preliminarily resulted in $29.0 billion of non tax deductible goodwill relating principally to synergies expected to be achieved from the combined operations and planned growth in new markets. Goodwill has preliminarily been allocated to our segments as shown in Note 7, Goodwill and Intangible Assets.
The preliminary purchase price allocation to identifiable intangible assets acquired was:

	Preliminary Fair Value	Weighted Average Life
	(in millions of dollars)	(in years)
Indefinite-lived trademarks	$45,082
Definite-lived trademarks	1,690	24
Customer relationships	2,977	29
Total identifiable intangible assets	$49,749
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

Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in changes to the final valuation.
We used existing carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items at the 2015 Merger Date.
We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $347 million that was recognized in cost of products sold in the period from the 2015 Merger Date to September 27, 2015 as the related inventory was sold. Raw materials and packaging inventory was valued using the replacement cost approach.
We valued property, plant and equipment using a combination of the income approach, the market approach and the cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors.
Deferred income tax assets and liabilities as of the 2015 Merger Date represented the expected future tax consequences of temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and their tax bases.
Pro Forma Results:
The following table provides unaudited pro forma results, prepared in accordance with ASC 805, for the years ended January 3, 2016 and December 28, 2014, as if Kraft had been acquired as of December 30, 2013.

	For the Year Ended
	January 3, 2016	December 28, 2014
	(in millions, except per share data)
Net sales	$27,447	$29,122
Net income from continuing operations	1,761	2,003
Basic earnings per share	0.72	1.08
Diluted earnings per share	0.70	1.05
The unaudited pro forma results include certain preliminary purchase accounting adjustments. We have made pro forma adjustments to exclude deal costs (“Deal Costs”) of $166 million ($102 million net of tax) and non-cash costs related to the fair value step-up of Kraft’s inventory (“Inventory Step-up Costs”) of $347 million ($213 million net of tax) for the year ended January 3, 2016, because such costs are nonrecurring and are directly attributable to the 2015 Merger. As required by U.S. GAAP, we have made pro forma adjustments to include the Deal Costs and Inventory Step-up Costs in results for the year ended December 28, 2014.
The unaudited pro forma results do not include any anticipated cost savings or other effects of future integration efforts. Unaudited pro forma amounts are not necessarily indicative of results had the 2015 Merger occurred on December 30, 2013 or of future results.
2013 Merger
Transaction Overview:
As discussed in Note 1, Background and Basis of Presentation, the 2013 Merger occurred on June 7, 2013. Under the Merger Agreement between H. J. Heinz Company, Heinz, and Hawk, Hawk merged with and into H. J. Heinz Company, with H. J. Heinz Company surviving as a wholly-owned subsidiary of H.J. Heinz Corporation II. H.J. Heinz Corporation II was an indirect wholly-owned subsidiary of Heinz, which was controlled by the Sponsors. Upon completion of the 2013 Merger, H. J. Heinz Company’s shareholders received $72.50 in cash, without interest and less applicable taxes, for each share of common stock held prior to the effective time of the 2013 Merger. Additionally, all outstanding stock option awards, restricted stock units (“RSUs”) (except for certain retention RSUs which continued on their original terms), and restricted stock awards were automatically canceled and converted into the right to receive cash consideration of $72.50.

The total consideration paid in connection with the 2013 Merger was $28.8 billion, including the assumption of H. J. Heinz Company’s outstanding debt, which was funded by equity contributions from the Sponsors totaling $16.5 billion, comprised of $8.5 billion of common stock, $7.6 billion of preferred stock and $0.4 billion of warrants, as well as proceeds received by Hawk of approximately $11.5 billion (of which $9.5 billion was drawn at the close of the transaction), and $3.1 billion upon issuance of the 4.250% Second Lien Senior Secured Notes, less applicable debt issuance costs of $316 million. As a result of the 2013 Merger, we assumed the liabilities and obligations of Hawk.

Valuation Assumptions and Purchase Price Allocation:
The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the 2013 Merger was based on estimated fair values at the date of acquisition.
The final allocation of the purchase price of the 2013 Merger to assets acquired and liabilities assumed in the transaction was (in millions):

Cash	$3,224
Other current assets	3,735
Property, plant and equipment	2,686
Identifiable intangible assets	13,914
Other non-current assets	651
Trade and other payables	(2,742)
Long-term debt	(3,022)
Net postemployment benefits and other non-current liabilities	(671)
Deferred income tax liabilities	(4,056)
Redeemable noncontrolling interest and noncontrolling interest	(258)
Net assets acquired	13,461
Goodwill on acquisition	15,292
Total consideration	28,753
Debt repayment and associated costs	(3,977)
Excess cash	(1,154)
Other transaction related costs	(58)
Total consideration paid to Predecessor shareholders	23,564
Cash and cash equivalents of Predecessor at June 7, 2013	(2,070)
Acquisition of business, net of cash on hand	$21,494
The total non tax deductible goodwill relating to the 2013 Merger was $15.3 billion. The goodwill recognized related principally to H. J. Heinz Company’s established global organization, reputation and strategic positioning.
Trademarks were valued using the excess earnings method for our most significant trademarks due to their impact on the cash flows of the business and the relief from royalty method for other trademarks. Customer relationships were determined using the distributor method.
We used existing carrying values to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items at the 2013 Merger Date.
We valued finished goods and work-in-process inventory using a net realizable value approach, which resulted in a step-up of $384 million that was recognized in cost of products sold in the 2013 Successor Period as the related inventory was sold. Raw materials and packaging inventory was valued using the replacement cost approach.
We valued property, plant and equipment using a combination of the income approach, the market approach, and the cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors.
Deferred income tax assets and liabilities as of the 2013 Merger Date represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.

Pro Forma Results:
The following table provides unaudited pro forma results, prepared in accordance with ASC 805, for the eight months ended December 29, 2013 and Fiscal 2013, as if the H. J. Heinz Company had been acquired as of April 30, 2012.

	Eight Months Ended December 29, 2013	Fiscal Year Ended April 28, 2013
	(in millions, except per share data)
Net sales	$7,352	$11,529
Net income from continuing operations	187	324
Basic loss per share	(0.78)	(2.87)
Diluted loss per share	(0.78)	(2.87)
The unaudited pro forma results included certain purchase accounting adjustments. We have made pro forma adjustments to exclude $384 million in non-cash costs related to the fair value step-up of H. J. Heinz Company's inventory, $270 million of 2013 Merger costs, and a $118 million unrealized gain on derivative instruments for the eight months ended December 29, 2013, because such costs are nonrecurring and are directly attributable to the 2013 Merger. We have made pro forma adjustments to include these transactions in results for the fiscal year ended April 28, 2013.
Unaudited pro forma amounts are not necessarily indicative of results had the 2013 Merger occurred on April 30, 2012 or of future results.
Other Acquisitions
During Fiscal 2013, we acquired an additional 15% interest in Coniexpress S.A. Industrias Alimenticias (“Coniexpress”), a leading Brazilian manufacturer of the Quero® brand of tomato-based sauces, tomato paste, ketchup, condiments and vegetables for $80 million. Prior to this transaction, we owned 80% of Coniexpress. See Note 18, Commitments and Contingencies, for further details regarding this redeemable noncontrolling interest.
In the 2011 fiscal year, we acquired Foodstar Holding Pte (“Foodstar”), a manufacturer of soy sauces and fermented bean curd in China, which included a potential earn-out payment contingent upon certain net sales and EBITDA targets during Fiscal 2013 and the 2014 fiscal year. During Fiscal 2013, we renegotiated the terms of the earn-out agreement to obtain future flexibility for growing our business in China, resulting in a cash settlement of the earn-out for $60 million, including a $12 million charge for the difference between the settlement amount and the carrying value of the earn-out as reported on our balance sheet at the date of this transaction.
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

Employee severance and other termination benefit packages are primarily determined based on established benefit arrangements, local statutory requirements or historical benefit practices. We recognize the contractual component of these benefits when payment is probable and estimable; additional elements of severance and termination benefits associated with non-recurring benefits are recognized ratably over each employee’s required future service period. Asset-related costs consist primarily of accelerated depreciation, and to a lesser degree asset impairments. Charges for accelerated depreciation are recognized on long-lived assets that will be taken out of service before the end of their normal service, in which case depreciation estimates are revised to reflect the use of the asset over its shortened useful life. Asset impairments establish a new fair value basis for assets held for disposal or sale and those assets are written down to expected net realizable if carrying value exceeds fair value. All other costs are recognized as incurred.
Integration Program:
We currently expect the Integration Program will result in $1.9 billion of pre-tax costs, with approximately 60% reflected in cost of products sold, comprised of the following categories:

•
Organization costs ($650 million) associated with our plans to streamline and simplify our operating structure, resulting in workforce reduction. These costs will primarily include: severance and employee benefits (cash severance, non-cash severance, including accelerated equity award compensation expense, and pension and other termination benefits).

Beginning in August 2015, we announced a new, streamlined structure for our businesses in the United States and Canada segments. This resulted in the reduction of salaried positions across the United States and Canada. We currently expect to eliminate 2,650 positions.

•
Footprint costs ($1.1 billion) associated with our plans to optimize our production and supply chain network, resulting in facility closures and consolidations. These costs will primarily include: asset-related costs (accelerated depreciation and asset impairment charges), costs to exit facilities, relocation and start-up costs of new facilities, and severance and employee benefits. On November 4, 2015, we announced the closure of seven factories and began consolidation of our distribution network. In a staged process over the next 12 to 24 months, production in these locations will shift to other existing factories in the United States and Canada. Overall, we expect to eliminate 2,600 positions.

•	Other costs ($150 million) incurred as a direct result of restructuring activities, primarily including: contract and lease terminations, professional fees, and other incremental third-party fees.
For the year ended January 3, 2016, we have incurred $829 million of costs under the Integration Program including: $562 million of severance and employee benefit costs, $136 million of non-cash asset-related costs, $76 million of other implementation costs and $55 million of other exit costs. We expect approximately 60% of the Integration Program expenses will be cash expenditures.
At January 3, 2016, the total Integration Program liability related primarily to the elimination of general salaried and footprint-related positions across the United States and Canada; 2,500 of whom have left the company by January 3, 2016. The liability balance associated with the Integration Program, which qualifies as U.S. GAAP exit and disposal costs, was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 28, 2014	$—	$—	$—
Charges	562	55	617
Cash payments	(327)	(32)	(359)
Non-cash utilization	(50)	—	(50)
Balance at January 3, 2016	$185	$23	$208
(a) Other costs primarily represent contract and lease terminations.
We expect a substantial portion of the January 3, 2016 Integration Program liability will be paid in 2016.
Restructuring Activities:
Prior to the 2015 Merger, we executed a number of other restructuring activities focused primarily on work-force reduction and factory closure and consolidation in relation to the 2013 Merger. Those programs, which are substantially complete, resulted in the elimination of 8,100 positions and cumulative $550 million severance and employee benefit costs, $340 million non-cash asset-related costs, and $350 million other exit costs through January 3, 2016. Related to these restructuring activities we incurred expenses of $194 million for the year ended January 3, 2016, expenses of $637 million for the year ended December 28, 2014, and expenses of $411 million during the 2013 Successor Period. The expense/(benefit) related to these restructuring activities was insignificant during the 2013 Predecessor Period and during Fiscal 2013.
As of January 3, 2016, the liability balance associated with active restructuring projects, which qualifies as U.S. GAAP exit and disposal costs, was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 28, 2014	$53	$26	$79
Charges	75	23	98
Cash payments	(102)	(17)	(119)
Non-cash utilization	(1)	(2)	(3)
Balance at January 3, 2016	$25	$30	$55
(a) Other costs primarily represent contract and lease terminations.

Total Integration and Restructuring:
Our total Integration Program and Restructuring expenses were (in millions):

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Severance and Employee benefit costs - COGS	$119	$135	$101	$—	$—
Severance and Employee benefit costs - SG&A	519	67	173	—	—
Asset related costs - COGS	186	199	60	6	—
Asset related costs - SG&A	7	9	6	—	—
Other exit costs - COGS	99	179	7	—	—
Other exit costs - SG&A	93	48	64	(12)	1
	$1,023	$637	$411	$(6)	$1
Following the 2015 Merger, we began to report under a new segment structure and have reflected these changes for all historical periods presented. See Note 20, Segment Reporting, for additional information. We do not include Integration Program and Restructuring expenses within Segment Adjusted EBITDA. The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
United States	$790	$227	$113	$—	$—
Canada	47	101	59	—	—
Europe	141	224	126	4	—
Rest of World	13	62	49	2	—
Non-Operating	32	23	64	(12)	1
	$1,023	$637	$411	$(6)	$1
Note 4. Discontinued Operations
In 2013, our Board of Directors approved management’s plan to sell Shanghai LongFong Foods (“LongFong”), a manufacturer of frozen products in China, which was previously reported in the Rest of World segment. During Fiscal 2013, we secured an agreement with a buyer and the sale was completed during the 2013 Successor Period, which resulted in an insignificant pre-tax and after-tax loss recorded in discontinued operations. As a result, LongFong’s net assets were classified as held for sale and we adjusted the carrying value to the estimated fair value, recording a $36 million pre-tax and after-tax non-cash goodwill impairment charge to discontinued operations during Fiscal 2013.
During Fiscal 2013, we sold our U.S. Foodservice frozen desserts business, which was previously reported in the United States segment, resulting in a $33 million pre-tax ($21 million after-tax) loss recorded in discontinued operations.

The operating results related to these businesses were included in discontinued operations in our consolidated statements of income. The operating results for these discontinued operations were (in millions):

	Successor	Predecessor (H. J. Heinz Company)
	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Net sales	$3	$1	$48
Net after-tax losses	(6)	(1)	(18)
Tax benefit on losses	—	—	1
Note 5. Inventories
Inventories at January 3, 2016 and December 28, 2014 were (in millions):

	January 3, 2016	December 28, 2014
Packaging and ingredients	$563	$223
Work in process	393	136
Finished product	1,662	826
Inventories	$2,618	$1,185
Note 6. Property, Plant and Equipment
Property, plant and equipment at January 3, 2016 and December 28, 2014 was (in millions):

	January 3, 2016	December 28, 2014
Land	$297	$199
Buildings and improvements	1,700	597
Equipment and other	4,432	1,735
Construction in progress	1,001	265
	7,430	2,796
Accumulated depreciation	(906)	(431)
Property, plant and equipment, net	$6,524	$2,365
In 2015, we consummated the 2015 Merger and recorded $4.2 billion of property, plant and equipment in purchase accounting. See Note 2, Merger and Acquisition, for additional information.
Note 7. Goodwill and Intangible Assets
Goodwill:
Following the 2015 Merger, we began to report under a new segment structure and have reflected these changes for all historical periods presented. See Note 20, Segment Reporting, for additional information. Changes in the carrying amount of goodwill from December 28, 2014 to January 3, 2016, by segment, were (in millions):

	United States	Canada	Europe	Rest of World	Total
Balance at December 28, 2014	$8,754	$1,348	$3,454	$1,403	$14,959
2015 Merger purchase accounting	25,008	4,021	—	—	29,029
Translation adjustments	—	(568)	(208)	(207)	(983)
Other	1	(5)	(94)	144	46
Balance at January 3, 2016	$33,763	$4,796	$3,152	$1,340	$43,051
In connection with the 2015 Merger, we recorded $29.0 billion of goodwill in purchase accounting, representing the preliminary fair value as of the 2015 Merger Date. As of the issuance date of this report, the assignment of goodwill to reporting units was also preliminary.

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
If our current expectations of future growth rates are not met or if valuation factors outside of our control, such as discount rates, change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. There were no accumulated impairment losses to goodwill as of January 3, 2016 or December 28, 2014.
Indefinite-lived intangible assets:
Indefinite-lived intangible assets primarily consisted of trademarks. The changes in indefinite-lived intangible assets from December 28, 2014 to January 3, 2016 were (in millions):

Balance at December 28, 2014	$11,872
2015 Merger purchase accounting	45,082
Impairment losses on indefinite-lived intangible assets	(58)
Transfers to definite-lived intangible assets	(553)
Translation adjustments	(519)
Balance at January 3, 2016	$55,824
In connection with the 2015 Merger, we recorded $45.1 billion of indefinite-lived intangible assets in purchase accounting, representing the preliminary fair values as of the 2015 Merger Date.
We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our annual impairment testing in the second quarter of 2015, prior to the completion of the 2015 Merger. As a result of our 2015 annual impairment test, we recognized non-cash impairment losses of $58 million in SG&A. The impairment losses were primarily related to declines within frozen soup in the United States, frozen meals and snacks primarily in the United Kingdom, and pasta sauce in the United States and Canada. Additionally, as of the date of our 2015 annual impairment test, 21 brands, with an aggregate carrying value of $2.5 billion, had excess fair values over their carrying values of less than 10%.
If our current expectations of future growth rates are not met or if valuation factors outside of our control, such as discount rates, change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future.
In the year ended December 28, 2014, we recognized non-cash impairment losses of $221 million in SG&A, primarily related to our Heinz North America frozen meals and snacks business due to continued category softness and weaker than anticipated sales.
Definite-lived intangible assets:
Definite-lived intangible assets at January 3, 2016 and December 28, 2014 were (in millions):

	January 3, 2016			December 28, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,346	$(70)	$2,276	$118	$(31)	$87
Customer-related assets	4,218	(209)	4,009	1,315	(99)	1,216
Other	15	(4)	11	15	(2)	13
	$6,579	$(283)	$6,296	$1,448	$(132)	$1,316
Amortization expense for definite-lived intangible assets was $178 million for the year ended January 3, 2016, $93 million for the year ended December 28, 2014, $47 million for the 2013 Successor Period, and $31 million for Fiscal 2013. Amortization expense was insignificant for the 2013 Predecessor Period. Aside from amortization expense, the changes in definite-lived intangible assets from December 28, 2014 to January 3, 2016 reflect the impacts of preliminary purchase accounting, $553 million of transfers from indefinite-lived intangible assets, and foreign currency. We estimate that annual amortization expense for definite-lived intangible assets for each of the next five years will be approximately $276 million.

Note 8. Income Taxes
Income before income taxes from continuing operations and the provision for income taxes for continuing operations, consisted of the following (in millions):

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Income/(loss) from continuing operations before income taxes:
United States	$(13)	$(207)	$(291)	$(191)	$379
International	1,026	1,010	(7)	61	965
Total	$1,013	$803	$(298)	$(130)	$1,344

Provision/(benefit) for income taxes:
Current:
U.S. federal	$427	$105	$10	$55	$127
U.S. state and local	22	12	2	8	15
International	234	188	54	18	187
	683	305	66	81	329
Deferred:
U.S. federal	(173)	(159)	(125)	(13)	(14)
U.S. state and local	(70)	(14)	5	—	1
International	(74)	(1)	(178)	(7)	(74)
	(317)	(174)	(298)	(20)	(87)
Total provision for income taxes	$366	$131	$(232)	$61	$242
Tax benefits related to stock options and other equity instruments recorded directly to additional paid-in capital totaled $10 million in the year ended January 3, 2016, $47 million in the 2013 Predecessor Period and $21 million in Fiscal 2013. There were no tax benefits related to stock options and other equity instruments in the year ended December 28, 2014 or the 2013 Successor Period.

The effective income tax rate on pre-tax income from continuing operations differed from the U.S. federal statutory tax rate for the following reasons:

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
U.S. federal statutory tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
Tax on income of foreign subsidiaries	(11.8)%	(8.3)%	2.0%	4.3%	(4.8)%
Changes in valuation allowances	1.4%	(1.3)%	(2.7)%	1.6%	0.9%
Domestic manufacturing deduction	(2.9)%	(2.8)%	—%	0.7%	(0.3)%
U.S. state and local income taxes, net of federal tax benefit	(0.6)%	(0.9)%	(4.3)%	(0.5)%	0.3%
Nondeductible deal costs	1.3%	—%	(2.0)%	(18.8)%	—%
Earnings repatriation	21.9%	8.0%	(1.0)%	(77.2)%	0.9%
Tax exempt income	(10.9)%	(12.3)%	13.3%	8.9%	(6.3)%
Effects of revaluation of tax basis of foreign assets	—%	—%	—%	0.4%	(6.2)%
Reduction of manufacturing deduction for loss carryback	—%	—%	(3.7)%	—%	—%
Deferred tax effect of statutory tax rate changes	(10.4)%	(0.8)%	35.9%	0.3%	(0.7)%
Audit settlements and changes in uncertain tax positions	6.2%	2.2%	(0.4)%	(3.6)%	(0.3)%
Venezuela nondeductible devaluation loss	9.9%	—%	—%	—%	—%
Venezuela inflation adjustment	(1.7)%	(3.1)%	4.9%	1.7%	(0.7)%
Other	(1.2)%	0.6%	0.8%	0.2%	0.2%
Effective tax rate	36.2%	16.3%	77.8%	(47.0)%	18.0%
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment; accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, the calculation of the percentage point impact of domestic manufacturing deductions, uncertain tax positions and other items on the effective tax rate shown in the table above are affected by income before income taxes from continuing operations. Fluctuations in the amount of income could impact comparability of reconciling items between periods.
The tax provision for the 2015 and 2014 tax years benefited from a favorable jurisdictional income mix which primarily resulted from restructuring and impairment costs recorded in the U.S.
The tax benefit in the 2015 tax year included a benefit related to the impact on deferred taxes of a 200 basis point statutory rate reduction in the United Kingdom. The tax benefit for the 2013 Successor Period included a benefit related to the impact on deferred taxes of a 300 basis point statutory rate reduction in the United Kingdom. The benefits of these statutory rate reductions in the United Kingdom were favorably impacted by the increase in deferred tax liabilities recorded in purchase accounting in the 2013 merger.
The tax provision for the June 7, 2013 Predecessor period was principally caused by the effect of repatriation costs of approximately $100 million for earnings of foreign subsidiaries distributed during the period and the effect of nondeductible costs related to the 2013 merger.

In 2015, the FASB issued an ASU intended to simplify the presentation of deferred income taxes. We early adopted this ASU on a prospective basis, as the impact to prior periods was not significant, see Note 1, Background and Basis of Presentation, for additional information. The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following at January 3, 2016 and December 28, 2014:

	January 3, 2016	December 28, 2014
	(in millions)
Deferred income tax liabilities:
Depreciation and amortization	$1,659	$686
Benefit plans	63	109
Deferred income	324	217
Indefinite lived intangible assets	21,525	3,493
Other	107	96
Deferred income tax liabilities	23,678	4,601
Deferred income tax assets:
Operating loss carryforwards	(135)	(110)
Benefit plans	(1,323)	(145)
Depreciation and amortization	(248)	(404)
Tax credit carryforwards	(53)	(36)
Deferred income	(165)	(15)
Other	(410)	(149)
Deferred income tax assets	(2,334)	(859)
Valuation allowance	83	64
Net deferred income tax liabilities	$21,427	$3,806
The increase in our valuation allowance during 2015 of $19 million reflects the impact of the inclusion of valuation allowances resulting from the accounting acquisition of Kraft, the recording a valuation allowance for foreign tax credit carryforwards generated in the current year that are not expected to be utilized, partially offset by a reduction resulting from the utilization of foreign net operating losses and deferred tax assets that we had not previously anticipated being able to utilize.
At January 3, 2016, foreign operating loss carryforwards totaled $364 million. Of that amount, $90 million expire between 2016 and 2035; the other $274 million do not expire. We have recorded $98 million of deferred tax assets related to these foreign operating loss carryforwards. Additionally, we have foreign operating loss carryforwards of $972 million for which the realization of a tax benefit is considered remote and, as a result, we have recorded a full valuation allowance for the tax benefits. However, due to the remote likelihood of utilizing these losses, neither the deferred tax asset nor the offsetting valuation allowance have been presented in the table above. Deferred tax assets of $37 million have been recorded for U.S. state and local operating loss carryforwards. These losses expire between 2016 and 2035.
Deferred tax assets of $16 million have been recorded for U.S. foreign tax credit carryforwards. These credit carryforwards expire between 2022 and 2025.

At January 3, 2016, our unrecognized tax benefits for uncertain tax positions of $353 million are included in income taxes payable (current liabilities) and other liabilities (long-term). If we had recognized all of these benefits, the impact on our income tax provision would have been $218 million. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $118 million in the next 12 months primarily due to the progression of federal, state and foreign audits in process.
The changes in our unrecognized tax benefits were (in millions):

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Balance at the beginning of the period	$71	$53	$51	$45	$53
Increases for tax positions of prior years	25	5	—	6	2
Decreases for tax positions of prior years	(9)	(5)	(7)	(1)	(9)
Increases based on tax positions related to the current year	33	21	5	2	14
Increases due to acquisitions of businesses	242	—	4	—	—
Decreases due to settlements with taxing authorities	—	(1)	—	—	(4)
Decreases due to lapse of statute of limitations	(9)	(2)	—	(1)	(11)
Balance at the end of the period	$353	$71	$53	$51	$45
The gross unrecognized tax balance increased substantially in 2015 as a result of 2015 Merger preliminary purchase accounting and the recognition of a tax reserve resulting from an unfavorable judgment in a foreign tax court case in the third quarter of 2015. While we plan to continue vigorously defending our position, the unfavorable court decision has resulted in a change in our evaluation of the ability to record benefits for the issue and accordingly we have recorded a $37 million reserve. As a result, the issue has now been fully reserved for all tax years which have not been substantially concluded.
We include interest and penalties related to uncertain tax positions in our tax provision. Our provision for income taxes included an expense of $18 million in the year ended January 3, 2016 and a benefit of $10 million in Fiscal 2013 for interest and penalties. Our interest and penalties expense was insignificant in the year ended December 28, 2014, the 2013 Successor period, and the 2013 Predecessor period. Accrued interest and penalties were $72 million as of January 3, 2016, and $21 million as of December 28, 2014. The increase in the accrued amount of interest and penalties was primarily the result of the 2015 Merger.
We have a tax sharing agreement with Mondelēz International, Inc. (“Mondelēz International,” formerly known as Kraft Foods Inc.), which provides that for legacy Kraft for periods prior to October 1, 2012, Mondelēz International is liable for and will indemnify us against all U.S. federal income taxes and substantially all foreign income taxes, excluding Canadian income taxes; and that we are liable for and will indemnify Mondelēz International against U.S. state income taxes and Canadian federal and provincial income taxes.
Legacy Kraft's U.S. operations were included in Mondelēz International's U.S. federal consolidated income tax returns for tax periods through October 1, 2012. In August 2014, Mondelēz International reached a final resolution on a U.S. federal income tax audit of the 2007-2009 tax years. The U.S. federal statute of limitations remains open for tax year 2010 and forward, and federal income tax returns for 2010-2012 are currently under examination. As noted above, we are indemnified for U.S. federal income taxes related to these periods.
In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the Netherlands, the United Kingdom and the United States. We have substantially concluded all national income tax matters for years through the 2013 fiscal year for the Netherlands and the United Kingdom, through the 2011 fiscal year for the U.S. and Australia, through the 2010 fiscal year for Italy, and through the 2009 fiscal year for Canada.
Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested or which may be remitted tax free in certain situations, amounted to approximately $3.6 billion at January 3, 2016. It is not practicable to determine the deferred tax liability associated with the indefinitely reinvested undistributed earnings. Additionally, we have undistributed earnings in foreign subsidiaries which are currently not considered to be indefinitely reinvested, for which we have recorded deferred taxes of $22 million as of January 3, 2016. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our United States cash requirements.

Note 9. Employees’ Stock Incentive Plans
During the years ended January 3, 2016 and December 28, 2014, the 2013 Successor Period, the 2013 Predecessor Period, and Fiscal 2013, we issued equity-based awards from the following plans:
2013 Omnibus Incentive Plan
In October 2013, our Board of Directors adopted the 2013 Omnibus Incentive Plan (“2013 Omnibus Plan”), which authorized the issuance of shares of capital stock. Each Heinz stock option that was outstanding under the 2013 Omnibus Plan immediately prior to the completion of the 2015 Merger was converted into 0.443332 of a Kraft Heinz stock option. Following this conversion, the 2013 Omnibus Plan authorized the issuance of up to 17,555,947 shares of our common stock. All Heinz stock option amounts have been retrospectively adjusted for the Successor periods presented to give effect to this conversion. We grant non-qualified stock options under the 2013 Omnibus Plan to select employees with a five-year cliff vesting. Such options have a maximum exercise term of ten years. If a participant is involuntarily terminated without cause, 20% of their options will vest, on an accelerated basis, for each full year of service after the grant date.
Kraft 2012 Performance Incentive Plan
Prior to the 2015 Merger, Kraft issued equity-based awards, including stock options and RSUs, under its 2012 Performance Incentive Plan. As a result of the 2015 Merger, each outstanding Kraft stock option was converted into an option to purchase a number of shares of our common stock based upon an option adjustment ratio, and each outstanding Kraft RSU was converted into one Kraft Heinz RSU. These Kraft Heinz stock awards will continue to vest and become exercisable in accordance with the terms and conditions that were applicable immediately prior to the completion of the 2015 Merger. These options generally become exercisable in three annual installments beginning on the first anniversary of the original grant date, and have a maximum exercise term of ten years. RSUs generally cliff vest on the third anniversary of the original grant date. In accordance with the terms of the 2012 Performance Incentive Plan, vesting generally accelerates for holders of Kraft awards who are terminated without cause within two years of the 2015 Merger Date.
In addition, prior to the 2015 Merger, Kraft issued performance based long-term incentive awards (“Performance Shares”), which vested based on varying performance, market, and service conditions. In connection with the 2015 Merger, all outstanding Performance Shares were converted into cash awards, payable in two installments: (i) a 2015 pro-rata payment based upon the portion of the Performance Share cycle completed prior to the 2015 Merger and (ii) the remaining value of the award to be paid on the earlier of the first anniversary of the closing of the 2015 Merger and a participant's termination without cause.
Heinz 2003 Incentive Plan
During the 2013 Predecessor Period and Fiscal 2013, we issued equity-based awards, including stock options, restricted stock, and RSUs from the Fiscal Year 2003 Stock Incentive Plan (“2003 Plan”). This program was terminated as a result of the 2013 Merger and each award outstanding was canceled and converted into the right to receive cash. See Note 2, Merger and Acquisition, for additional information. In connection with the accelerated vesting of these equity-based awards, we recorded expenses of $24 million in SG&A in the consolidated statement of income for the 2013 Predecessor Period. There were no outstanding pre-2013 Merger equity-based awards as of January 3, 2016.
Stock Options:
We use the Black-Scholes model to estimate the fair value of stock option grants. We used the Hull-White II Lattice (“Lattice”) model to estimate the fair value of Kraft converted stock options. We believe the Lattice model provided an appropriate estimate of fair value of Kraft converted options as it took into account each option’s distinct in-the-money level and remaining terms. The grant date fair value of options is amortized to expense over the vesting period.

Our weighted average Black-Scholes fair value assumptions were:

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Risk-free interest rate	1.70%	1.49%	1.41%	NA	1.00%
Expected term	6.3 years	5 years	5 years	NA	7 years
Expected volatility	22.9%	24.3%	24.3%	NA	19.4%
Expected dividend yield	1.5%	—%	—%	NA	3.7%
Weighted average grant date fair value per share	$9.60	$5.53	$5.48	NA	$5.79
The risk-free interest rate represented the constant maturity U.S. Treasury rate in effect at the grant date, with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. Due to the lack of historical data for the years ended January 3, 2016 and December 28, 2014, we calculated expected life using the Safe Harbor method, which uses the weighted average vesting period and the contractual term of the options. For the 2013 Successor Period and Fiscal 2013, the weighted average expected life of options was based on consideration of historical exercise patterns adjusted for changes in the contractual term and exercise periods of current awards. For the years ended January 3, 2016 and December 28, 2014, and for the 2013 Successor Period, volatility was estimated based on a review of the equity volatilities of publicly-traded peer companies for a period commensurate with the expected life of the options. Volatility for Fiscal 2013 was estimated based on a historic daily volatility rate over a period equal to the average life of an option. Dividend yield was estimated over the expected life of the options based on our stated dividend policy.
Our Lattice model fair value assumptions for the Kraft converted options were:

January 3, 2016 (53 weeks)
Risk-free interest rate	1.72%
Weighted average expected volatility	20.10%
Expected dividend yield	3.00%
Weighted average fair value per share	$35.65
The risk-free interest rate represented the constant maturity U.S. Treasury rate in effect at the conversion date, with a remaining term equal to the expected life of the options. The expected volatility was calculated as the average leverage-adjusted historical volatility of several peer companies, matched to the remaining term of each option. Dividend yield was estimated based on our stated dividend policy and conversion date stock price.
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Term
Outstanding at December 28, 2014	8,570,796	$22.56
Kraft options converted	13,887,135	37.69
Options granted	3,409,031	52.52
Options forfeited	(576,362)	33.02
Options exercised	(1,084,988)	30.30
Outstanding at January 3, 2016	24,205,612	34.86	$920	7 years
Exercisable at January 3, 2016	10,713,602	35.92	395	6 years
The aggregate intrinsic value of stock options exercised during the period was $21 million for the year ended January 3, 2016 and $148 million during Fiscal 2013. The aggregate intrinsic value of stock options exercised during the 2013 Predecessor Period was insignificant, and no stock options were exercised during the year ended December 28, 2014 or during the 2013 Successor Period.

Cash received from options exercised was $29 million during year ended January 3, 2016 and $114 million during Fiscal 2013. The tax benefit realized from stock options exercised was $12 million during the year ended January 3, 2016, $51 million during the 2013 Predecessor Period, and $18 million during Fiscal 2013. Cash received from options exercised was insignificant during the 2013 Predecessor Period. There was no cash received and no tax benefit recognized related to stock option exercises during the year ended December 28, 2014 or during the 2013 Successor Period.
Our unvested stock options and related information was:

	Number of Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at December 28, 2014	8,570,796	$5.38
Kraft options converted	5,510,511	26.38
Options granted	3,409,031	9.60
Options vested	(3,421,966)	24.40
Options forfeited	(576,362)	10.59
Unvested options at January 3, 2016	13,492,010	10.02
RSUs:
We use the closing stock price on the grant date to estimate the fair value of RSUs. The grant date fair value is amortized to expense over the vesting period.
Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
RSUs at December 28, 2014	—	$—
Kraft RSUs converted	1,950,365	72.96
Granted	58,520	26.24
Forfeited	(31,538)	72.96
Vested	(1,008,903)	72.96
RSUs at January 3, 2016	968,444	70.14
The aggregate fair value of restricted stock and RSUs that vested during the period was $76 million for the year ended January 3, 2016 and $34 million during Fiscal 2013. The aggregate fair value of restricted stock and RSUs that vested during the 2013 Predecessor Period was insignificant. No restricted stock or RSUs vested during the year ended December 28, 2014 or during the 2013 Successor Period.
Total Equity Awards:
The compensation cost related to equity awards was primarily recognized in general corporate expenses within SG&A. Equity award compensation cost and the related tax benefit was (in millions):

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Pre-tax compensation cost	$133	$8	$1	$26	$34
Tax benefit	(48)	(3)	—	(8)	(11)
After-tax compensation cost	$85	$5	$1	$18	$23
Unrecognized compensation cost related to unvested equity awards was $97 million at January 3, 2016 and is expected to be recognized over a weighted average period of two years.

Note 10. Postemployment Benefits
We maintain various retirement plans for the majority of our employees. Current defined benefit plans are provided primarily for certain domestic union and foreign employees. Local statutory requirements govern many of these plans. The pension benefits of our unionized workers are in accordance with the applicable collective bargaining agreement covering their employment. Defined contribution plans are provided for certain domestic unionized, non-union hourly, and salaried employees as well as certain employees in foreign locations.
We provide health care and other postretirement benefits to certain of our eligible retired employees and their eligible dependents. Certain of our U.S. and Canadian employees may become eligible for such benefits. We currently do not fund these benefit arrangements until claims occur and may modify plan provisions or terminate plans at our discretion. The postretirement benefits of our unionized workers are in accordance with the applicable collective bargaining agreement covering their employment.
Prior to the 2015 Merger, Kraft provided a range of benefits to its employees and retirees, including pension benefits and postretirement health care benefits. As part of the 2015 Merger, we assumed the assets and liabilities associated with these plans.
We remeasure our postemployment benefit plans at least annually at the end of our fiscal year.
Pension Plans
Obligations and Funded Status:
The projected benefit obligations, plan assets and funded status of our pension plans at January 3, 2016 and December 28, 2014 were:

	U.S. Plans		Non-U.S. Plans
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
	(in millions)
Benefit obligation at beginning of year	$540	$639	$2,611	$2,587
Service cost	45	4	26	25
Interest cost	164	29	103	107
Benefits paid	(167)	(44)	(138)	(122)
Actuarial (gains)/losses	(121)	133	23	235
Plan amendments	7	—	—	—
Currency	—	—	(300)	(181)
Settlements	(977)	(220)	(655)	(5)
Curtailments	(148)	—	(50)	(45)
Special/contractual termination benefits	4	—	6	8
Assumption of Kraft's benefit obligations	6,645	—	1,264	—
Other	(2)	(1)	2	2
Benefit obligation at end of year	5,990	540	2,892	2,611
Fair value of plan assets at beginning of year	547	748	3,088	2,907
Actual return on plan assets	(34)	63	126	411
Participants' contributions	—	—	2	2
Employer contributions	227	—	59	102
Benefits paid	(167)	(44)	(138)	(122)
Currency	—	—	(331)	(207)
Settlements	(977)	(220)	(655)	(5)
Assumption of Kraft's plan assets	5,686	—	1,277	—
Fair value of plan assets at end of year	5,282	547	3,428	3,088
Net pension liability/(asset) recognized at end of year	$708	$(7)	$(536)	$(477)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $6.0 billion at January 3, 2016 and $534 million at December 28, 2014 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $2.7 billion at January 3, 2016 and $2.4 billion at December 28, 2014.
The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $172 million at January 3, 2016 and net pension asset of $484 million at December 28, 2014. We recognized these amounts on our consolidated balance sheets at January 3, 2016 and December 28, 2014, as follows:

	January 3, 2016	December 28, 2014
	(in millions)
Other assets (long-term assets)	$616	$581
Accrued postemployment costs (current liabilities)	(172)	(1)
Accrued postemployment costs (long-term liabilities)	(616)	(96)
	$(172)	$484
For certain of our U.S. and non-U.S. plans that were underfunded based on accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets at January 3, 2016 and December 28, 2014 were:

	U.S. Plans		Non-U.S. Plans
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
	(in millions)
Projected benefit obligation	$5,990	$402	$72	$743
Accumulated benefit obligation	5,986	402	72	743
Fair value of plan assets	5,282	366	15	713
For certain of our U.S. and non-U.S. plans that were underfunded based on projected benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets at January 3, 2016 and December 28, 2014 were:

	U.S. Plans		Non-U.S. Plans
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
	(in millions)
Projected benefit obligation	$5,990	$402	$119	$810
Accumulated benefit obligation	5,986	402	72	743
Fair value of plan assets	5,282	366	43	748
We used the following weighted average assumptions to determine our projected benefit obligations under the pension plans at January 3, 2016 and December 28, 2014:

	U.S. Plans		Non-U.S. Plans
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Discount rate	4.3%	3.8%	3.8%	3.5%
Rate of compensation increase	4.2%	4.5%	3.4%	3.3%

Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	U.S. Plans
	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Service cost	$45	$4	$3	$1	$4
Interest cost	164	29	14	3	27
Expected return on plan assets	(179)	(46)	(25)	(6)	(55)
Amortization of unrecognized losses	3	—	—	3	31
Amortization of prior service costs	—	—	—	—	1
Settlements	102	10	(1)	—	3
Curtailments	(96)	—	23	—	—
Special/contractual termination benefits	4	—	—	17	—
Net pension cost/(benefit)	$43	$(3)	$14	$18	$11

	Non-U.S. Plans
	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Service cost	$26	$25	$17	$3	$28
Interest cost	103	107	58	11	105
Expected return on plan assets	(194)	(169)	(91)	(22)	(196)
Amortization of unrecognized losses	—	—	—	7	45
Amortization of prior service costs	—	—	—	—	2
Settlements	17	—	—	—	1
Curtailments	(47)	(6)	(2)	—	—
Special/contractual termination benefits	6	8	37	—	—
Net pension (benefit)/cost	$(89)	$(35)	$19	$(1)	$(15)
In the year ended January 3, 2016, we recorded net settlement losses for the U.S. and non-U.S. plans primarily related to certain plan terminations. We also recorded net curtailment gains for the U.S. and non-U.S. plans primarily related to certain plan freezes and work force reductions under our integration and restructuring activities.
In the year ended December 28, 2014 and the 2013 Successor Period, we recorded curtailment (gains)/losses and special termination benefit charges related to work force reductions under our restructuring activities.
In the 2013 Predecessor Period, we recorded special termination benefit charges related to the accelerated vesting of benefits under certain plans. The accelerated vesting occurred upon the consummation of the 2013 Merger and these plans were terminated within 364 days.

We used the following weighted average assumptions to determine our net pension cost:

	U.S. Plans
	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Discount rate	4.4%	4.8%	4.1%	3.6%	4.3%
Expected rate of return on plan assets	5.6%	6.5%	6.5%	8.8%	8.8%
Rate of compensation increase	4.0%	4.5%	4.0%	4.3%	4.3%

	Non-U.S. Plans
	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Discount rate	3.7%	4.5%	4.2%	4.1%	5.0%
Expected rate of return on plan assets	6.4%	6.1%	6.1%	8.0%	8.0%
Rate of compensation increase	3.3%	3.6%	3.4%	3.4%	3.3%
Discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. We determine our expected rate of return on plan assets from the plan assets' historical long-term investment performance, target asset allocation, and estimates of future long-term returns by asset class.
Plan Assets:
The underlying basis of the investment strategy of our defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. Our investment objectives include: investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed-income securities, while fixed-income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Our investment policy specifies the type of investment vehicles appropriate for the applicable plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling the applicable plan fiduciaries to fulfill their responsibilities.

Our weighted average asset allocations were:

	U.S. Plans		Non-U.S. Plans
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
Equity securities	27%	12%	31%	38%
Fixed-income securities	62%	81%	48%	35%
Real estate	5%	—%	9%	10%
Cash and cash equivalents	5%	7%	7%	11%
Certain insurance contracts	1%	—%	5%	6%
	100%	100%	100%	100%

Our pension asset strategy for U.S. plans is designed to align our pension assets with our projected benefit obligation to reduce volatility by targeting an investment of approximately 70% of our U.S. plan assets in fixed-income securities and approximately 30% in return seeking assets, primarily equity securities. We expect to reach our investment target in 2016.

For pension plans outside the U.S., our investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the long-term asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 50% fixed-income securities, and approximately 50% in return seeking assets, primarily equity securities and real estate.
The fair value of pension plan assets at January 3, 2016 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Equity securities	$321	$321	$—	$—
Equity securities (mutual and pooled funds)	2,173	16	2,157	—
Total equity securities	2,494	337	2,157	—
Government bonds	671	671	—	—
Fixed-income securities (pooled funds)	1,254	—	1,254	—
Corporate bonds and other fixed-income securities	2,994	—	2,994	—
Total fixed-income securities	4,919	671	4,248	—
Real estate	571	—	—	571
Cash and cash equivalents	490	18	472	—
Certain insurance contracts	236	—	—	236
Total	$8,710	$1,026	$6,877	$807
The fair value of pension plan assets at December 28, 2014 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Equity securities	$377	$377	$—	$—
Equity securities (mutual and pooled funds)	852	95	757	—
Total equity securities	1,229	472	757	—
Government bonds	124	124	—	—
Fixed-income securities (pooled funds)	896	—	844	52
Corporate bonds and other fixed-income securities	517	—	517	—
Total fixed-income securities	1,537	124	1,361	52
Real estate	307	—	—	307
Cash and cash equivalents	374	17	357	—
Certain insurance contracts	188	—	—	188
Total	$3,635	$613	$2,475	$547
The following section describes the valuation methodologies used to measure the fair value of pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified.

Equity Securities. These securities consist of direct investments in the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1.

Equity Securities (mutual and pooled funds). Mutual funds are valued at the net asset value of shares held by the applicable plan at year end. As such, these mutual fund investments are classified as Level 1. Pooled funds are similar in nature to retail mutual funds, but are more efficient for institutional investors than retail mutual funds. As pooled funds are only accessible by institutional investors, the net asset value is not readily observable by non-institutional investors; therefore, pooled funds are classified as Level 2.

Government Bonds. These securities consist of direct investments in publicly traded U.S. and non-U.S. fixed interest obligations (principally debentures). Such investments are valued using quoted prices in active markets. These securities are included in Level 1.

Fixed-Income Securities (pooled funds). Pooled funds are similar in nature to retail mutual funds, but are more efficient for institutional investors than retail mutual funds. As pooled funds are only accessible by institutional investors, the net asset value is not readily observable by non-institutional investors. Pooled funds investing in securities with significant other observable inputs, such as publicly traded corporate bonds, are classified as Level 2. Pooled funds investing in securities with significant unobservable inputs, such as private debt, are classified as Level 3.

Corporate Bonds and Other Fixed-Income Securities. These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds). Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, these securities are included in Level 2.

Real Estate. These holdings consist of real estate investments. Direct investments of real estate are valued by investment managers based on the most recent financial information available, which typically represents significant unobservable data. As such, these investments are generally classified as Level 3.

Cash and Cash Equivalents. This consists of direct cash holdings and institutional short-term investment vehicles. Direct cash holdings are valued based on cost, which approximates fair value and are classified as Level 1. Institutional short-term investment vehicles are valued daily and are classified as Level 2.

Certain Insurance Contracts. This category consists of group annuity contracts that have been purchased to cover a portion of the plan members. The fair value of non-participating annuity buy-in contracts fluctuates based on fluctuations in the obligation associated with the covered plan members. The fair value of certain participating annuity contracts are reported at contract value. These values have been classified as Level 3.
Changes in our Level 3 plan assets for the year ended January 3, 2016 included:

Asset Category	December 28, 2014	2015 Merger	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	January 3, 2016
	(in millions)
Fixed-income securities (pooled funds)	$52	$—	$2	$(2)	$(52)	$—	$—
Real estate	307	273	4	11	(24)	—	571
Certain insurance contracts	188	52	12	(14)	(2)	—	236
Total Level 3 investments	$547	$325	$18	$(5)	$(78)	$—	$807
Changes in our Level 3 plan assets for the year ended December 28, 2014 included:

Asset Category	December 29, 2013	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 28, 2014
	(in millions)
Fixed-income securities (pooled funds)	$11	$—	$2	$39	$—	$52
Real estate	283	(1)	45	(20)	—	307
Certain insurance contracts	13	—	11	164	—	188
Total Level 3 investments	$307	$(1)	$58	$183	$—	$547

Employer Contributions:
In 2015, we contributed $227 million to our U.S. pension plans and $59 million to our non-U.S. pension plans. We estimate that 2016 pension contributions will be approximately $315 million to our U.S. plans and approximately $30 million to our non-U.S. plans. Our U.S. contributions include approximately $160 million in the first quarter of 2016 related to the termination of our U.S. nonqualified pension plan that was effective December 31, 2015. However, our actual contributions may differ due to many factors, including changes in tax, employee benefit, or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Future Benefit Payments:
The estimated future benefit payments from our pension plans at January 3, 2016 were:

	U.S. Plans	Non-U.S. Plans
	(in millions)
2016	$696	$140
2017	394	144
2018	381	323
2019	378	145
2020	373	147
2021-2025	1,900	770
Postretirement Benefit Plans
Obligations:
Our postretirement benefit plans are not funded. The changes in and the amount of the accrued benefit obligations at January 3, 2016 and December 28, 2014 were:

	January 3, 2016	December 28, 2014
	(in millions)
Accrued benefit obligations at beginning of year	$205	$208
Service cost	13	5
Interest cost	56	9
Benefits paid	(106)	(13)
Actuarial losses/(gains)	(7)	7
Plan amendments	(1,507)	—
Currency	(25)	(4)
Curtailments	(55)	(8)
Participant's contributions	—	1
Assumption of Kraft's benefit obligations	3,371	—
Accrued benefit obligations at end of year	$1,945	$205
In the third quarter of 2015, we made a number of plan amendments to certain of our postretirement health care benefit plans in the U.S., which resulted in a $1.5 billion reduction to our postretirement plan accrued benefit obligations. This $1.5 billion pre-tax benefit was deferred as a component of accumulated other comprehensive income/(losses) and is being amortized to net income as a prior service credit over the remaining working life to full eligibility of the covered employees.
We used the following weighted average assumptions to determine our postretirement benefit obligations at January 3, 2016 and December 28, 2014:

	January 3, 2016	December 28, 2014
Discount rate	4.2%	3.7%
Health care cost trend rate assumed for next year	6.5%	5.9%
Ultimate trend rate	4.9%	4.8%

Discount rates for our plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Our expected health care cost trend rate is based on historical costs.
The year that the health care cost trend rate reaches the ultimate trend rate varies by plan and ranges between 2016 and 2024 as of January 3, 2016.
Assumed health care costs trend rates have a significant impact on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, increase/(decrease) in cost and obligation, as of January 3, 2016:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect of annual service and interest cost	$8	$(7)
Effect on postretirement benefit obligation	126	(104)
Components of Net Postretirement Plans (Benefit)/Cost:
Net postretirement plans (benefit)/cost consisted of the following (in millions):

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Service cost	$13	$5	$4	$1	$6
Interest cost	56	9	5	1	10
Amortization of unrecognized losses	—	—	—	—	2
Amortization of prior service credits	(112)	(6)	—	(1)	(6)
Curtailments	1	(7)	(1)	—	—
Net postretirement benefit plans (benefit)/cost	$(42)	$1	$8	$1	$12
The amortization of prior service credits of $112 million in the year ended January 3, 2016 was primarily driven by four months of amortization related to the 2015 plan amendments.
In the years ended December 28, 2014 and the 2013 Successor Period, we had curtailment gains triggered by work force reductions under our restructuring activities.
We used the following weighted average assumptions to determine our net postretirement benefit plans cost:

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Discount rate	4.2%	4.3%	3.7%	3.4%	4.1%
Health care cost trend rate	6.7%	6.0%	6.3%	6.3%	7.1%
Future Benefit Payments:
Our estimated future benefit payments for our postretirement plans at January 3, 2016 were (in millions):

2016	$162
2017	160
2018	156
2019	152
2020	147
2021-2025	644

Other Costs
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $52 million in the year ended January 3, 2016, $19 million in the year ended December 28, 2014, $24 million in the 2013 Successor Period, and $47 million in Fiscal 2013. Amounts charged to expense for defined contribution plans was insignificant for the 2013 Predecessor Period.
Accumulated Other Comprehensive Income/(Losses):
Our accumulated other comprehensive income/(losses) pension and postretirement benefit plans balances, before tax, consisted of the following:

	Pension Benefits		Postretirement Benefits		Total
	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014	January 3, 2016	December 28, 2014
	(in millions)
Net actuarial gain	$13	$36	$70	$9	$83	$45
Prior service credit	—	—	1,409	14	1,409	14
	$13	$36	$1,479	$23	$1,492	$59
The net postemployment benefits recognized in other comprehensive income/(loss), consisted of the following (in millions):

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Net postemployment benefit gains/(losses):
Net actuarial gain/(loss) arising during the period-Pension Benefits	$3	$(75)	$102	$—	$(256)
Net actuarial gain/(loss) arising during the period-Postretirement Benefits	62	1	19	—	(9)
Prior service cost arising during the period-Pension Benefits	(7)	—	—	—	—
Prior service credit arising during the period-Postretirement Benefits	1,507	—	21	—	—
	1,565	(74)	142	—	(265)
Tax (expense)/benefit	(619)	40	(40)	—	76
	$946	$(34)	$102	$—	$(189)

Reclassification of net postemployment benefit (gains)/losses to net income:
Amortization of unrecognized loss-Pension Benefits	$3	$—	$—	$10	$76
Amortization of unrecognized loss-Postretirement Benefits	—	—	—	—	2
Amortization of prior service cost-Pension Benefits	—	—	—	—	3
Amortization of prior service (credit)/cost-Postretirement Benefits	(112)	(6)	—	(1)	(6)
Net settlement and curtailment (gain)/loss-Pension Benefits	(24)	4	—	—	4
Net settlement and curtailment loss/(gain)-Postretirement Benefits	1	(7)	—	—	—
	(132)	(9)	—	9	79
Tax benefit/(expense)	47	2	—	(2)	(24)
	$(85)	$(7)	$—	$7	$55
We revised certain of our prior period accumulated other comprehensive income/(losses) and other comprehensive income/(loss) balances, in this note to the consolidated financial statements, to correct the balances previously disclosed in the Accumulated Other Comprehensive Income/(Losses) footnote. These misstatements were not material to our current or any prior period financial statements.
As of January 3, 2016, we expect to amortize $325 million of postretirement benefit plans prior service credits from accumulated other comprehensive income/(losses) into net postretirement benefit plans costs during 2016. We do not expect to reclassify any other significant postemployment benefit (gains)/losses into net pension or net postretirement benefit plans costs during 2016.

Note 11. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses) were as follows (net of tax):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
	(in millions)
Predecessor (H. J. Heinz Company)
Balance as of April 29, 2012	$(23)	$(828)	$6	$(845)
Foreign currency translation adjustments	(213)	—	—	(213)
Net postemployment benefit losses	—	(189)	—	(189)
Reclassification of net postemployment benefit losses to net income	—	55	—	55
Net deferred losses on cash flow hedges	—	—	(12)	(12)
Net deferred losses on cash flow hedges reclassified to net income	—	—	30	30
Total other comprehensive (loss)/income	(213)	(134)	18	(329)
Balance as of April 28, 2013	$(236)	$(962)	$24	$(1,174)
Foreign currency translation adjustments	(94)	—	—	(94)
Reclassification of net postemployment benefit losses to net income	—	7	—	7
Net deferred losses on cash flow hedges	—	—	(1)	(1)
Net deferred losses on cash flow hedges reclassified to net income	—	—	7	7
Total other comprehensive (loss)/income	(94)	7	6	(81)
Balance as of June 7, 2013	$(330)	$(955)	$30	$(1,255)

Successor
Balance as of February 8, 2013	$—	$—	$—	$—
Foreign currency translation adjustments	140	—	—	140
Net deferred losses on net investment hedges	(118)	—	—	(118)
Net postemployment benefit gains	—	102	—	102
Net deferred gains on cash flow hedges	—	—	111	111
Net deferred gains on cash flow hedges reclassified to net income	—	—	(3)	(3)
Total other comprehensive income	22	102	108	232
Balance as of December 29, 2013	$22	$102	$108	$232
Foreign currency translation adjustments	(932)	—	—	(932)
Net deferred gains on net investment hedges	336	—	—	336
Net postemployment benefit losses	—	(34)	—	(34)
Reclassification of net postemployment benefit gains to net income	—	(7)	—	(7)
Net deferred losses on cash flow hedges	—	—	(173)	(173)
Net deferred losses on cash flow hedges reclassified to net income	—	—	4	4
Total other comprehensive loss	(596)	(41)	(169)	(806)
Balance as of December 28, 2014	$(574)	$61	$(61)	$(574)
Foreign currency translation adjustments	(1,578)	—	—	(1,578)
Net deferred gains on net investment hedges	506	—	—	506
Net postemployment benefit gains	—	946	—	946
Reclassification of net postemployment benefit gains to net income	—	(85)	—	(85)
Net deferred losses on cash flow hedges	—	—	(6)	(6)
Net deferred losses on cash flow hedges reclassified to net income	—	—	120	120
Total other comprehensive (loss)/income	(1,072)	861	114	(97)
Balance as of January 3, 2016	$(1,646)	$922	$53	$(671)
The tax (expense)/benefit recorded in and associated with each component of other comprehensive income/(loss) for the years ended January 3, 2016 and December 28, 2014, the 2013 Successor Period, the 2013 Predecessor Period, and Fiscal 2013 were as follows (in millions):

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
Net deferred gains/(losses) on net investment hedges	$(295)	$(209)	$73	$—	$—
Net postemployment benefit gains/(losses)	$(619)	$40	$(40)	$—	$76
Reclassification of net postemployment benefit (gains)/losses to net income	$47	$2	$—	$(2)	$(24)
Net deferred gains/(losses) on cash flow hedges	$32	$95	$(67)	$—	$18
Net deferred (gains)/losses on cash flow hedges reclassified to net income	$(75)	$9	$1	$(3)	$(26)
In 2015, we corrected the (expense)/benefit designation on the Fiscal 2013 $76 million tax balance for net postemployment benefit gains/(losses). This misstatement was not material to our current or any prior period financial statements.

The amounts reclassified from accumulated other comprehensive income/(losses) in the years ended January 3, 2016 and December 28, 2014, the 2013 Successor Period, and the 2013 Predecessor Period were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income				Affected Line Item in the Statement Where Net Income is Presented
	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$2	$1	$1	$(1)	Net sales
Foreign exchange contracts	(45)	(5)	(3)	(2)	Cost of products sold
Foreign exchange contracts	(1)	(1)	(2)	2	Other expense/(income), net
Interest rate contracts	239	—	—	—	Interest expense
Cross-currency interest rate swap contracts	—	—	—	1	Interest expense
Cross-currency interest rate swap contracts	—	—	—	10	Other expense/(income), net
Losses/(gains) on cash flow hedges before income taxes	195	(5)	(4)	10	Income from continuing operations before income taxes
Losses/(gains) on cash flow hedges income taxes	(75)	9	1	(3)	Provision for income taxes
Losses/(gains) on cash flow hedges	$120	$4	$(3)	$7	Net income from continuing operations

(Gains)/ losses on postemployment benefits:
Amortization of unrecognized losses	$3	$—	$—	$10	(a)
Amortization of prior service (credits)/costs	(112)	(6)	—	(1)	(a)
Settlement and curtailments gains	(23)	(3)	—	—	(a)
(Gains)/ losses on postemployment benefits before income taxes	(132)	(9)	—	9	Income from continuing operations before income taxes
(Gains)/ losses on postemployment benefits income taxes	47	2	—	(2)	Provision for income taxes
(Gains)/ losses on postemployment benefits	$(85)	$(7)	$—	$7	Net income from continuing operations

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 10, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest (which was primarily comprised of foreign currency translation adjustments) due to its insignificance.

Note 12. Debt
Long-Term Debt:
Balance as of December 28, 2014:
At December 28, 2014, the carrying value of our long-term debt consisted of the following (in millions of dollars):

	Priority [1]	Maturity Date	Interest Rate	Carrying Value
Term B-1 Loan	Senior Secured Loan	*	*	$2,729
Term B-2 Loan	Senior Secured Loan	*	*	5,503
$3.10 billion 4.250% Second Lien Senior Secured Notes due October 15, 2020	Senior Secured Notes	October 15, 2020	4.250%	3,029
$931 million 7.125% U.S. Dollar Notes due August 1, 2039	Senior Notes	August 1, 2039	7.125%	1,023
Other long-term debt	Various	2016-2032	1.500%-6.750%	1,022
Capital lease obligations				63
Total long-term debt				$13,369
Current portion of long-term debt				11
Total long-term debt, excluding current portion				$13,358
1 Priority of debt indicates the order which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.
*Borrowings under the Term B-1 and Term B-2 Loan Facilities had tranches of 6 and 7 year maturities and fluctuating interest rates based on, at our election, base rate or LIBOR plus a spread on each of the tranches, with respective spreads ranging from 125-150 basis points for base rate loans with a 2% base rate floor and 225-250 basis points for LIBOR loans with a 1% LIBOR floor.

Current Year Activity:
During the year ended January 3, 2016, the composition of our long-term debt changed largely due to the assumption of all outstanding long-term debt obligations of Kraft in connection with the 2015 Merger, as well as certain debt issuances, refinancing activities, and repayments as summarized in the table below (excluding capital lease activity):

	Aggregate Principal Amount
	(in millions)
Issuances and assumption of debt:
2025 Notes(a)		$2,000
Euro Notes(b)		€750
Pound Sterling Notes(c)		£400
U.S. Dollar Notes(d)		$10,000
Canadian Dollar Notes(e)	C$	1,000
Term Loan Facility(f)		$600
Assumption of Kraft's long-term debt obligations(g)		$8,600

Debt repayments(h):
Term B-1 Loan		$2,780
Term B-2 Loan		$5,601
2020 Notes		$3,100
2025 Notes		$800

(a)	$2.0 billion aggregate principal amount of 4.875% Second Lien Senior Secured Notes due February 15, 2025 (the “2025 Notes”)

(b)	€750 million aggregate principal amount of 2.000% Senior Notes due June 30, 2023 (the “Euro Notes”)

(c)	£400 million aggregate principal amount of 4.125% Senior Notes due July 1, 2027 (the “Pound Sterling Notes”)

(d)	$1.0 billion aggregate principal amount of 1.600% Senior Notes due June 30, 2017;

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

$1.0 billion aggregate principal amount of 3.500% Senior Notes due July 15, 2022;

$2.0 billion aggregate principal amount of 3.950% Senior Notes due July 15, 2025;

$1.0 billion aggregate principal amount of 5.000% Senior Notes due July 15, 2035; and

$2.0 billion aggregate principal amount of 5.200% Senior Notes due July 15, 2045 (collectively, the “U.S. Dollar Notes”)

In connection with the issuance of the U.S. Dollar Notes, we entered into a registration rights agreement pursuant to which we agreed to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933 within 455 days after July 2, 2015. If we fail to meet these registration obligations, then additional interest will accrue on the aggregate principal amount of the U.S. Dollar Notes at an annual interest rate of 0.25% for the first 90 days period and, thereafter, the annual interest rate will be increased by an additional 0.25% for each subsequent 90 days period that elapses, up to a maximum additional rate of 0.50% per annum.

(e)
C$200 million aggregate principal amount of Floating Rate Senior Notes due July 6, 2018, C$300 million aggregate principal amount of 2.700% Senior Notes due July 6, 2020, and C$500 million aggregate principal amount of Floating Rate Senior Notes due July 6, 2020 (collectively, the “Canadian Dollar Notes”)

(f)	$600 million aggregate principal amount of our Senior Unsecured Term Loan Facility floating rate (LIBOR plus 1.250%) due July 6, 2022 (the “Term Loan Facility”)

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

$900 million aggregate principal amount of 5.375% Notes due February 10, 2020;

$2.0 billion aggregate principal amount of 3.500% Notes due June 6, 2022;

$878 million aggregate principal amount of 6.875% Notes due January 26, 2039;

$787 million aggregate principal amount of 6.500% Notes due February 9, 2040; and

$2.0 billion aggregate principal amount of 5.000% Notes due June 4, 2042

The aggregate principal amounts above exclude $686 million recorded in purchase accounting primarily related to a fair value adjustment.

(h)
In January 2015 we repaid $650 million aggregate principal amount of the Term B-1 Loan and $1,310 million aggregate principal amount of the Term B-2 Loan. On July 2, 2015, we repaid the remaining aggregate principal amounts of the Term B-1 Loan and the Term B-2 Loan, fully redeemed $3.1 billion aggregate principal amount of the 4.250% Second Lien Senior Secured Notes due October 15, 2020 (the “2020 Notes”) and partially redeemed $800 million aggregate principal amount of the 2025 Notes.

In relation to our debt repayments, during the year ended January 3, 2016, we recorded a $341 million loss on extinguishment of debt, which was comprised of a write-off of debt issuance costs and unamortized debt discounts of $236 million in interest expense and call premiums of $66 million on the 2020 Notes and $39 million on the 2025 Notes in other expense/(income), net.
In relation to our debt issuances, during the year ended January 3, 2016, we capitalized $99 million of debt issuance costs.
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

•	£125 million aggregate principal amount of 6.250% Pound Sterling notes due 2030 previously issued by H.J. Heinz Finance UK Plc and guaranteed by Kraft Heinz Foods Company.

Balance at January 3, 2016:
At January 3, 2016 the carrying value of our long-term debt consisted of the following (in millions of dollars):

	Priority [1]	Maturity Date	Interest Rate[2]	Carrying Value
2025 Notes	Senior Secured Notes[3]	February 15, 2025	4.875%	$1,190
Euro Notes	Senior Notes	June 30, 2023	2.000%	803
Pound Sterling Notes	Senior Notes	July 1, 2027	4.125%	584
U.S. Dollar Notes	Senior Notes	2017-2045	1.600%-5.200%	9,916
Canadian Dollar Notes	Senior Notes	2018-2020	1.598%-2.700%	720
Kraft Notes	Senior Unsecured Notes	2017-2040	2.250%-6.875%	9,179
Term Loan Facility	Senior Unsecured Loan	July 6, 2022	1.573%	596
Other-long term debt	Various	2016-2039	0.500%-7.125%	2,113
Capital lease obligations				129
Total long-term debt				$25,230
Current portion of long-term debt				79
Total long-term debt, excluding current portion				$25,151
1 Priority of debt indicates the order which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.
2Floating interest rates are stated as of January 3, 2016.
3The 2025 Notes, which are secured by certain assets of our subsidiary, Kraft Heinz Foods Company, are senior in right of payment of existing and future unsecured and subordinated indebtedness.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all debt covenants at January 3, 2016.
At January 3, 2016, aggregate principal maturities of our long-term debt excluding capital leases were (in millions):

2016	$60
2017	2,019
2018	2,682
2019	4
2020	3,582
Thereafter	16,138
Debt Issuance Costs:
Unamortized debt issuance costs were $85 million at January 3, 2016 and $228 million at December 28, 2014. Unamortized debt issuance costs are presented on the balance sheets as a direct deduction from the carrying amount of the debt liability. Amortization of debt issuance costs was $27 million for the year ended January 3, 2016, $49 million for the year ended December 28, 2014, and $29 million in the 2013 Successor Period. Amortization of debt issuance costs were insignificant in the 2013 Predecessor Period and Fiscal 2013. In 2015, the FASB issued an ASU intended to simplify the presentation of debt issuance costs. We early-adopted this ASU in 2015, see Note 1, Background and Basis of Presentation, for additional information
Debt Premium:
Unamortized debt premium, net was $699 million at January 3, 2016 and $139 million at December 28, 2014. Amortization of our debt premium, net was $45 million for the year ended January 3, 2016 and $25 million for the year ended December 28, 2014. Amortization of our debt premium was insignificant in the 2013 Successor Period, in the 2013 Predecessor Period, and in Fiscal 2013.

Borrowing Arrangements:
On July 6, 2015, together with Kraft Heinz Foods Company, our 100% owned subsidiary, we entered into a new $4.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) that will mature on July 6, 2020, and a $600 million Term Loan Facility that will mature on July 6, 2022, unless extended (together with the Revolving Credit Facility, the “Senior Credit Facilities”). The Revolving Credit Facility includes a $1.0 billion sub-limit for borrowings in Canadian dollars, Euro or Sterling as well as a letter of credit sub-facility of up to $150 million. Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Any committed borrowings under the Senior Credit Facilities bear interest at a variable annual rate based on LIBOR/EURIBOR/CDOR loans or an alternate base rate/Canadian prime rate, in each case subject to an applicable margin based upon the long-term senior unsecured, non-credit enhanced debt rating assigned to us. The borrowings under the Revolving Credit Facility have a seven year maturity and interest rates based on, at our election, base rate, LIBOR, EURIBOR, CDO or Canadian prime rate plus a spread ranging from 87.5-175 basis points for LIBOR, EURIBOR and CDO rate loans, and 0-75 basis points for base rate or Canadian prime rate loans. The Senior Credit Facilities contain representations, warranties and covenants that are typical for these types of facilities. Our Revolving Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with all debt covenants at January 3, 2016. In addition, we and Kraft Heinz Foods Company guarantee certain borrowings and other liabilities under the Senior Credit Facilities. At January 3, 2016, $600 million aggregate principal amount of our Term Loan Facility was outstanding. No amounts were drawn on our Revolving Credit Facility at January 3, 2016 or during the year ended January 3, 2016. In connection with the consummation of the 2015 Merger, on July 2, 2015, all outstanding obligations with respect to principal, interest, and fees under our previous credit agreement, dated as of June 7, 2013, were repaid and such credit agreement was terminated.
Fair Value of Debt:
At January 3, 2016, the aggregate fair value of our total debt was $25.7 billion as compared with the carrying value of $25.2 billion. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 13. Preferred Stock and Warrants
Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1 million shares of preferred stock.
In connection with the 2013 Merger, we issued 80,000 shares of 9.00% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) and warrants to purchase 46 million Heinz common shares, at an exercise price of $0.01 per common share (the “Warrants”), for an aggregate purchase price of $8.0 billion. We allocated the proceeds to the Series A Preferred Stock ($7.6 billion) and the Warrants ($367 million) on a relative fair value basis. In June 2015, Berkshire Hathaway exercised the Warrants to purchase the additional 46 million Heinz common shares, which were subsequently reclassified and changed into approximately 20 million shares of Kraft Heinz common stock.
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

In addition, after June 7, 2021, the holders of our Series A Preferred Stock can require us to undertake a redemption offering, as defined, and use the proceeds net of expenses of such redemption offering to redeem outstanding Series A Preferred Stock at the redemption price of $108,000 per share. If such redemption is for less than all of the outstanding Preferred Stock, the holders of the Preferred Stock can require us to undertake additional redemption offerings until no shares of Preferred Stock remain outstanding. As a result, the Series A Preferred Stock is considered contingently redeemable and is shown on our consolidated balance sheets separate from shareholders’ equity. In the 2013 Successor Period, the carrying value of the Series A Preferred Stock was adjusted from its initial carrying value to the initial redemption price of $104,000, which resulted in an increase in Series A Preferred Stock and expense of $687 million. In the event we do not redeem the Series A Preferred Stock before June 7, 2017, we will be required to record further accretion adjustments at each anniversary date until June 7, 2021 to the applicable redemption prices through net income attributable to common shareholders up to the maximum redemption price of $108,000.
Note 14. Common Stock
Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5.0 billion shares of common stock.
Immediately prior to the consummation of the 2015 Merger, each share of Heinz issued and outstanding common stock was reclassified and changed into 0.443332 of a share of Kraft Heinz common stock. All successor share and per share amounts have been retroactively adjusted for all historical Successor periods presented to give effect to this conversion. In the 2015 Merger, all outstanding shares of Kraft common stock were converted into the right to receive, on a one-for-one basis, shares of Kraft Heinz common stock.
Shares of common stock issued, in treasury and outstanding were (in thousands of shares):

	Shares Issued	Treasury Shares	Shares Outstanding
Predecessor (H. J. Heinz Company)
Balance at April 29, 2012	431,096	(110,871)	320,225
Exercise of stock options, issuance of other stock awards, and other	—	1,041	1,041
Balance at April 28, 2013	431,096	(109,830)	321,266
Exercise of stock options, issuance of other stock awards, and other	—	33	33
Balance at June 7, 2013	431,096	(109,797)	321,299
Successor
Balance at February 8, 2013	—	—	—
Issuance of common stock to Sponsors	376,832	—	376,832
Balance at December 29, 2013	376,832	—	376,832
Exercise of stock options, issuance of other stock awards, and other	178	—	178
Balance at December 28, 2014	377,010	—	377,010
Exercise of warrants	20,480	—	20,480
Issuance of common stock to Sponsors	221,666	—	221,666
Acquisition of Kraft Foods Group, Inc.	592,898	—	592,898
Exercise of stock options, issuance of other stock awards, and other	2,338	(413)	1,925
Balance at January 3, 2016	1,214,392	(413)	1,213,979
Upon completion of the 2013 Merger, all outstanding shares of H. J. Heinz Company were canceled and automatically converted into the right to receive $72.50.

Note 15. Financing Arrangements
We routinely enter into accounts receivable securitization and factoring programs. We account for transfers of receivables pursuant to these programs as a sale and remove them from our consolidated balance sheet. Significant programs in place at January 3, 2016 were:

•
On October 9, 2015, we entered into a $150 million U.S. securitization program, replacing a similar arrangement in existence during the first three quarters of 2015. Under this program, we receive cash consideration of up to $150 million and a receivable for the remainder of the purchase price (the “Deferred Purchase Price”). This securitization program utilizes a bankruptcy-remote special-purpose entity (“SPE”). The SPE is wholly-owned by a subsidiary of Kraft Heinz and its sole business consists of the purchase or acceptance, through capital contributions of receivables and related assets, from a Kraft Heinz subsidiary and subsequent transfer of such receivables and related assets to a bank. Although the SPE is included in our consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPE's assets prior to any assets or value in the SPE becoming available to Kraft Heinz or its subsidiaries. The assets of the SPE are not available to pay creditors of Kraft Heinz or its subsidiaries. This program expires in October 2016.

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

The cash consideration and carrying amount of receivables removed from the consolidated balance sheets in connection with the above programs were $267 million at January 3, 2016 and $284 million at December 28, 2014. The fair value of the Deferred Purchase Price for the programs was $583 million at January 3, 2016 and $161 million at December 28, 2014. The Deferred Purchase Price is included in sold receivables on the consolidated balance sheets and had a carrying value which approximated its fair value at January 3, 2016 and December 28, 2014. The proceeds from these sales are recognized on the consolidated statements of cash flows as a component of operating activities. We act as servicer for these arrangements and have not recorded any servicing assets or liabilities for these arrangements as of January 3, 2016 and December 28, 2014 because they were not material to the financial statements.
Note 16. Financial Instruments
Derivative Volume:
The notional values of our derivative instruments at January 3, 2016 and December 28, 2014 were (in millions):

	Notional Amount
	January 3, 2016	December 28, 2014
Commodity contracts	$787	$—
Foreign exchange contracts	3,458	4,607
Cross-currency contracts	4,328	9,900
Interest rate contracts	—	7,921

Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets at January 3, 2016 and December 28, 2014 were (in millions):

	January 3, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$46	$6	$—	$—	$46	$6
Cross-currency contracts	—	—	605	—	—	—	605	—
Derivatives not designated as hedging instruments:
Commodity contracts	24	29	1	7	—	—	25	36
Foreign exchange contracts	—	—	88	13	—	—	88	13
Cross-currency contracts	—	—	47	—	—	—	47	—
Total fair value	$24	$29	$787	$26	$—	$—	$811	$55

	December 28, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$46	$15	$—	$—	$46	$15
Cross-currency contracts	—	—	357	2	—	—	357	2
Interest rate contracts	—	—	2	16	—	—	2	16
Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	—	169	108	—	—	169	108
Total fair value	$—	$—	$574	$141	$—	$—	$574	$141
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $44 million at January 3, 2016 and $141 million at December 28, 2014. No material amounts of collateral were received or posted on our derivative assets and liabilities at January 3, 2016.
Level 1 financial assets and liabilities consist of commodity future and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.
Level 2 financial assets and liabilities consist of commodity forwards, foreign exchange forwards, interest rate swaps and cross-currency swaps. Commodity forwards are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign exchange forwards are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Interest rate swaps are valued based on observable market swap rates. Cross-currency swaps are valued based on observable market spot and swap rates.
Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
There have been no transfers between Levels 1, 2, and 3 in any period presented.

The fair values of our asset derivatives are recorded within other current assets and other assets. The fair values of our liability derivatives are recorded within other current liabilities and other liabilities.
Net Investment Hedging:
In the third quarter of 2015, we issued foreign denominated debt instruments, which we designated as net investment hedges. At January 3, 2016, the principal amounts of this foreign denominated debt totaled €750 million and £400 million.
At January 3, 2016, our cross-currency swaps consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap		€0.9	$1.1	October 2019
Cross-currency swap	C$	1.8	$1.6	December 2019
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross-currency swap contracts and remeasurement of our foreign denominated debt. In the year ended January 3, 2016, we partially unwound our Euro swap (USD notional amount of $1.9 billion) and our British Pound Sterling swap (USD notional amount of $3.2 billion). Additionally, in the year ended January 3, 2016, we fully unwound our Australian dollar swap (USD notional amount of $750 million) and our Japanese yen swap (USD notional amount of $50 million).
Interest Rate Hedging:
During 2015, we de-designated all of our outstanding interest rate swaps (total notional amount of $7.9 billion) from hedging relationships in connection with the repayment of the Term B-1 and Term B-2 loans. We determined that the related forecasted future cash flows were probable of not occurring, and as a result, we reclassified $227 million of deferred losses initially reported in accumulated other comprehensive income/(losses) to net income as interest expense.
Hedge Coverage:
At January 3, 2016, we had hedged transactions for the following durations:

•	foreign currency transactions for periods not exceeding the next two years; and

•	cross-currency transactions for periods not exceeding the next four years.
Hedge Ineffectiveness:
We record pre-tax gains or losses reclassified from accumulated other comprehensive income/(losses) due to ineffectiveness in:

•	other expense/(income), net for foreign exchange contracts related to forecasted transactions; and

•	interest expense for interest rate contracts.
Deferred Hedging Gains and Losses:
Based on our valuation at January 3, 2016 and assuming market rates remain constant through contract maturities, we expect to transfer unrealized gains of $60 million (net of taxes) for foreign currency cash flow hedges. We expect transfers to net income of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.
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
Economic Hedging:
We enter into certain derivative contracts not designated as hedging instruments in accordance with our risk management strategy which have an economic impact of largely mitigating commodity price risk and foreign currency exposures. Our commodity contracts generally mature in less than one year and our cross currency and foreign exchange contracts are scheduled to mature in the next three years. Gains and losses are recorded in net income as a component of cost of products sold for our commodity contracts and other expense/(income), net for our cross currency and foreign exchange contracts.

Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the statements of income and statements of comprehensive income for the years ended January 3, 2016 and December 28, 2014:

	Successor
	January 3, 2016 (53 weeks)					December 28, 2014 (52 weeks)
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Cross-Currency Interest Rate Swap Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Cross-Currency Interest Rate Swap Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$73	$—	$—	$(111)	$—	$21	$—	$—	$(289)

Net investment hedges:
Gains recognized in other comprehensive income (effective portion)	—	—	736	—	—	—	—	545	—	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$73	$736	$—	$(111)	$—	$21	$545	$—	$(289)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$(2)	$—	$—	$—	$—	$(1)	$—	$—	$—
Cost of products sold (effective portion)	—	45	—	—	—	—	5	—	—	—
Other expense/(income), net	—	1	—	—	—	—	1	—	—	—
Interest expense	—	—	—	—	(239)	—	—	—	—	—
	—	44	—	—	(239)	—	5	—	—	—

Derivatives not designated as hedging instruments:
Unrealized gains on derivative instruments	—	—	—	—	—	—	75	—	—	—
Losses on derivatives recognized in cost of products sold	(57)	—	—	—	—	—	—	—	—	—
Gains on derivatives recognized in other expense/(income), net	—	92	53	—	8	—	76	—	—	—
	(57)	92	53	—	8	—	151	—	—	—
Total (losses)/gains recognized in statements of income	$(57)	$136	$53	$—	$(231)	$—	$156	$—	$—	$—

	Successor					Predecessor (H. J. Heinz Company)
	February 8 - December 29, 2013 (29 weeks)					April 29 - June 7, 2013 (6 weeks)
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Cross-Currency Interest Rate Swap Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Cross-Currency Interest Rate Swap Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$30	$—	$—	$147	$—	$3	$—	$(4)	$—

Net investment hedges:
Losses recognized in other comprehensive income (effective portion)	—	—	(191)	—	—	—	—	—	—	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$30	$(191)	$—	$147	$—	$3	$—	$(4)	$—

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$(1)	$—	$—	$—	$—	$1	$—	$—	$—
Cost of products sold (effective portion)	—	3	—	—	—	—	2	—	—	—
Other expense/(income), net	—	2	—	—	—	—	(2)	—	(10)	—
	—	4	—	—	—	—	1	—	(10)	—

Fair value hedges:
Losses recognized in other expense/(income), net	—	—	—	—	—	—	—	—	—	(6)

Derivatives not designated as hedging instruments:
Unrealized gains on derivative instruments	—	—	—	—	118	—	—	—	—	—
Losses on derivatives recognized in other expense/(income), net	—	(31)	—	—	—	—	(4)	—	—	—
	—	(31)	—	—	118	—	(4)	—	—	—
Total (losses)/gains recognized in statements of income	$—	$(27)	$—	$—	$118	$—	$(3)	$—	$(10)	$(6)

	Predecessor (H. J. Heinz Company)
	April 28, 2013 (52 weeks)
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Cross-Currency Interest Rate Swap Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$48	$—	$(77)	$—

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$11	$—	$—	$—
Cost of products sold (effective portion)	—	(5)	—	—	—
Other expense/(income), net	—	14	—	(70)	—
Interest expense	—	—	—	(5)	—
	—	20	—	(75)	—

Fair value hedges:
Gains/(losses) recognized in other expense/(income), net	—	—	—	70	(3)

Derivatives not designated as hedging instruments:
Gains on derivatives recognized in other expense/(income), net	—	(8)	—	—	(1)

Total gains/(losses) recognized in statement of income	$—	$12	$—	$(5)	$(4)
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized a $65 million pre-tax gain in other comprehensive loss for the year ended January 3, 2016.
Note 17. Venezuela - Foreign Currency and Inflation
We have a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the condiments and sauces and infant/nutrition categories. We apply highly inflationary accounting to our business in Venezuela. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current net income, rather than accumulated other comprehensive income/(losses) on the balance sheet, until the Venezuelan economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates.
There are currently three exchange rates legally available to us for converting Venezuelan bolivars to U.S. dollars, including:

•
the official exchange rate of BsF6.30 per U.S. dollar, which is available through the government-operated National Center of Foreign Commerce (“CENCOEX”) and is applicable to import activities related to certain necessities, including food products;

•
the Complimentary System of Foreign Currency Acquirement (“SICAD I”) rate of approximately BsF12 per U.S. dollar, which operates similar to an auction system and allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions; and

•
the Marginal Currency System (“SIMADI”) rate, which has averaged approximately BsF198 per U.S. dollar since commencement of trading and is an open-market exchange format that allows for legal trading of foreign currency based upon supply and demand.

Prior to February 2015, a fourth foreign exchange market mechanism (SICAD II) was available to us. SICAD II became effective on March 24, 2014 and was the market through which U.S. dollars were to be obtained for the remittance of dividends. This market had significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms, with published weighted average daily exchange rates of approximately BsF50 per U.S. dollar. During 2014, we had limited access to the SICAD II market mechanism and converted 164 million bolivars into $3 million U.S. dollars, recognizing a $23 million transactional currency loss which was recorded in other expense/(income), net, in the consolidated statements of income for the year ended December 28, 2014. In February 2015, the SICAD I and SICAD II foreign currency exchange systems were merged (thereafter called “SICAD”). The published exchange rate for the SICAD mechanism continues to be approximately BsF12 per U.S. dollar.
We have had limited access to, and settlements at, the current official exchange rate of BsF6.30 per U.S. dollar during the year ended January 3, 2016. We had $26 million of outstanding requests at January 3, 2016 for payment of invoices for the purchase of ingredients and packaging materials for the years from 2012 through 2015. Subsequent to January 3, 2016, we have received approvals for payment of invoices at BsF6.30 of approximately $2 million. Until June 2015, we had determined that the official CENCOEX rate of BsF6.30 per U.S. dollar was the most appropriate rate to use for remeasurement.
In June 2015, due to the continued lack of liquidity and increasing economic uncertainty, we reevaluated the rate used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. As of June 28, 2015, we determined that the then SIMADI rate of BsF197.7 per U.S. dollar was the most appropriate legally available rate and remeasured our net monetary assets of our Venezuelan subsidiary, resulting in a nonmonetary currency devaluation of $234 million recorded in other expense/(income), net, in the consolidated statements of income during the second quarter of 2015. Additionally, we assessed the non-monetary assets of our Venezuelan subsidiary for impairment, which resulted in a $49 million loss to write down inventory to the lower of cost or market, which was recorded in cost of products sold in the consolidated statements of income during the second quarter of 2015.
As of January 3, 2016, we continue to believe that the SIMADI rate is the most appropriate legally available rate. Prior to the devaluation, our Venezuelan subsidiary had recognized net sales of $352 million and operating income of $51 million for the first half of 2015. As a result of the devaluation, it recognized net sales of $10 million and had an operating loss of $8 million for the second half of 2015. Our results of operations in Venezuela reflect a controlled subsidiary. However, the continuing economic uncertainty, strict labor laws, and evolving government controls over imports, prices, currency exchange and payments present a challenging operating environment. Increased restrictions imposed by the Venezuelan government could impact our ability to control our Venezuelan operations and could lead us to deconsolidate our Venezuelan subsidiary in the future.
On February 18, 2016, the Venezuelan government announced two changes to its exchange controls: (i) an official exchange rate change from BsF6.30 per U.S. dollar to BsF10 per U.S. dollar and (ii) a transition of SIMADI from open-market exchange format to free-floating format, in which exchange rates will fluctuate based on supply and demand. We do not expect these changes to have a significant impact on our Venezuelan results.
Note 18. Commitments and Contingencies
Legal Proceedings:
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
On April 1, 2015, the Commodity Futures Trading Commission (“CFTC”) filed a formal complaint against Mondelēz International and Kraft in the U.S. District Court for the Northern District of Illinois, Eastern Division, related to activities involving the trading of December 2011 wheat futures contracts. The complaint alleges that Mondelēz International and Kraft (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011, (2) violated position limit levels for wheat futures, and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. As previously disclosed by Kraft, these activities arose prior to the October 1, 2012 spin-off of Kraft by Mondelēz International to its shareholders and involve the business now owned and operated by Mondelēz International or its affiliates. The Separation and Distribution Agreement between Kraft and Mondelēz International, dated as of September 27, 2012, governs the allocation of liabilities between Mondelēz International and Kraft and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose. We do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
As previously disclosed, six lawsuits were filed in connection with the 2015 Merger against Kraft, members of its board of directors, Heinz, Kite Merger Sub Corp., and Kite Merger Sub LLC. The plaintiffs in these matters alleged, among other things, that (i) the Form S-4 contained material omissions and misleading statements, and (ii) the members of the Kraft board of directors breached their fiduciary duties in connection with the 2015 Merger. The plaintiffs sought, among other things, injunctive relief and damages. As disclosed in Kraft’s Form 8-K filed on June 24, 2015, on June 23, 2015, Kraft entered into a memorandum of understanding with the plaintiffs providing for the settlement of all of these lawsuits. On October 28, 2015, we executed a stipulation of settlement with the plaintiffs formalizing the terms of the memorandum of understanding. On November 10, 2015, the U.S. District Court for the Eastern District of Virginia issued an order preliminarily approving the settlement and providing for notice to Kraft’s shareholders regarding the proposed settlement. On February 18, 2016, the court held a hearing regarding the proposed settlement.  The court indicated that it intends to approve the settlement and requested that Plaintiffs’ counsel provide certain additional information. We do not expect this matter to have a material adverse effect on our financial condition or results of operations.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.
Leases:
Rental expenses for leases of warehouse, production, and office facilities and equipment were $160 million for the year ended January 3, 2016, $102 million for the year ended December 28, 2014, $123 million in the 2013 Successor Period, $15 million in the 2013 Predecessor Period, and $145 million in Fiscal 2013.
Minimum rental commitments under non-cancelable operating leases in effect at January 3, 2016 were (in millions):

2016	$120
2017	119
2018	106
2019	90
2020	68
Thereafter	235
Total	$738
Redeemable Noncontrolling Interest:
The minority partner in our Brazilian subsidiary, Coniexpress, has the right, at any time, to exercise a put option that would require us to purchase their equity interest at a redemption value determinable from a specified formula based on a multiple of EBITDA (subject to a fixed minimum linked to the original acquisition date value). We also have a call right on this noncontrolling interest exercisable at any time and subject to the same redemption price. The put and call options cannot be separated from the noncontrolling interest and the combination of a noncontrolling interest and the redemption feature require classification of the minority partner’s interest as a redeemable noncontrolling interest on the consolidated balance sheets.

In Fiscal 2013, the minority partner exercised their put option for 15% of their initial 20% equity interest, retaining 5%. An adjustment was made to retained earnings to record the carrying value at the maximum redemption value immediately prior to this transaction. As this exercise did not result in a change in control of Coniexpress, it was accounted for as an equity transaction. In addition, the amount of cumulative translation adjustment previously allocated to the redeemable noncontrolling interest was adjusted to reflect the change in ownership. Any subsequent change in maximum redemption value will be adjusted through retained earnings.
The carrying amount of the redeemable noncontrolling interest approximates its maximum redemption value of the remaining 5% equity interest at January 3, 2016. We do not currently believe the exercise of the put option would materially impact our results of operations or financial condition.

Note 19. Earnings Per Share
As a result of the stock conversion prior to the 2015 Merger all historical Successor Period per share data, numbers of shares, and numbers of equity awards outstanding were retroactively adjusted. See Note 1, Background and Basis of Presentation, for additional information.

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
	(in millions, except per share amounts)
Basic Earnings Per Common Share:
(Loss)/income from continuing operations attributable to common shareholders	$(266)	$(63)	$(1,118)	$(194)	$1,088
Loss from discontinued operations, net of tax	—	—	(6)	(1)	(75)
Net (loss)/income attributable to common shareholders	$(266)	$(63)	$(1,124)	$(195)	$1,013
Weighted average shares of common stock outstanding	786	377	377	321	321
Continuing operations	$(0.34)	$(0.17)	$(2.97)	$(0.60)	$3.39
Discontinued operations	—	—	(0.01)	(0.01)	(0.23)
Net (loss)/earnings	$(0.34)	$(0.17)	$(2.98)	$(0.61)	$3.16
Diluted Earnings Per Common Share:
(Loss)/income from continuing operations attributable to common shareholders	$(266)	$(63)	$(1,118)	$(194)	$1,088
Loss from discontinued operations, net of tax	—	—	(6)	(1)	(75)
Net (loss)/income attributable to common shareholders	$(266)	$(63)	$(1,124)	$(195)	$1,013
Weighted average shares of common stock outstanding	786	377	377	321	321
Effect of dilutive securities:
Equity awards	—	—	—	—	2
Weighted average shares of common stock, including dilutive effect	786	377	377	321	323
Continuing operations	$(0.34)	$(0.17)	$(2.97)	$(0.60)	$3.37
Discontinued operations	—	—	(0.01)	(0.01)	(0.23)
Net (loss)/earnings	$(0.34)	$(0.17)	$(2.98)	$(0.61)	$3.14
We use the treasury stock method to calculate the dilutive effect of outstanding warrants and equity awards in the denominator for diluted earnings per common share. We had net losses attributable to common shareholders for the years ended January 3, 2016 and December 28, 2014, for the 2013 Successor Period, and for the 2013 Predecessor Period. Therefore, we have excluded the dilutive effects of stock options, RSUs, and warrants for these periods as their inclusion would have had an anti-dilutive effect on earnings per common share (“EPS”). Anti-dilutive shares were 17 million for the year ended January 3, 2016, 29 million for the year ended December 28, 2014, and 27 million for the 2013 Successor Period. Anti-dilutive shares were insignificant for the 2013 Predecessor Period and for Fiscal 2013.

Note 20. Segment Reporting
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, throughout the world.
Following the 2015 Merger, we revised our segment structure and began to manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of three operating segments: Asia Pacific, Latin America, and Russia, India, the Middle East and Africa (“RIMEA”). We began to report on our reorganized segment structure during the third quarter of 2015 and have reflected this structure for all historical periods presented.
Management evaluates segment performance based on several factors including net sales and segment adjusted earnings before interest, tax, depreciation and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment operating results), impairment losses, gain/loss associated with the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses. In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. There are no pro forma adjustments to any of the numbers disclosed in this note to the consolidated financial statements except for the Segment Adjusted EBITDA reconciliation.
Consistent with internal management reporting, there are no pro forma adjustments in any of the 2013 periods presented as it would be impracticable to develop adjustments that would be meaningful. The information would not be meaningful due to the difficulty of interpreting these pro forma impacts on the various durations of the multiple 2013 periods presented, as well as, the length of time that has passed since 2013 makes it difficult to assess how the company would have performed if Kraft and Heinz had been a combined company at that time.
Management does not use assets by segment to evaluate performance or allocate resources and therefore, we do not disclose assets by segment.
Our net sales by segment and Segment Adjusted EBITDA were:

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
	(in millions)
Net sales:
United States	$11,124	$3,615	$2,072	$371	$3,857
Canada	1,437	631	371	73	709
Europe	2,485	2,973	1,659	269	3,049
Rest of World	3,292	3,703	2,138	400	3,914
Total net sales	$18,338	$10,922	$6,240	$1,113	$11,529

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
	(in millions)
Segment Adjusted EBITDA:
United States	$4,783	$4,499	$519	$81	$932
Canada	541	615	99	16	175
Europe	909	898	349	42	671
Rest of World	670	689	256	58	485
General corporate expenses	(164)	(175)	(58)	(25)	(164)
Depreciation and amortization (excluding integration and restructuring expenses)	(779)	(924)	(216)	(34)	(340)
Integration and restructuring expenses	(1,117)	(743)	(411)	6	(1)
Merger costs	(194)	(68)	(158)	(112)	(45)
Amortization of inventory step-up	(347)	—	(383)	—	—
Unrealized gains/(losses) on commodity hedges	41	(79)	—	—	—
Impairment losses	(58)	(221)	—	—	—
Gain on sale of business	21	—	—	—	—
Nonmonetary currency devaluation	(57)	—	—	—	—
Equity award compensation expense (excluding integration and restructuring expenses)	(61)	(108)	(5)	(4)	(51)
Other pro forma adjustments	(1,549)	(2,815)	—	—	—
Operating income/(loss)	2,639	1,568	(8)	28	1,662
Interest expense	1,321	686	409	35	284
Other expense/(income), net	305	79	(119)	123	34
Income/(loss) from continuing operations before income taxes	$1,013	$803	$(298)	$(130)	$1,344

Total depreciation and amortization expense and capital expenditures by segment were:

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
	(in millions)
Depreciation and Amortization Expense:
United States	$484	$191	$125	$12	$104
Canada	36	83	28	4	23
Europe	83	121	60	9	90
Rest of World	88	103	55	10	96
Non-Operating(a)	49	32	12	5	31
Total depreciation and amortization expense	$740	$530	$280	$40	$344
(a) Includes corporate overhead and general corporate expenses.

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
	(in millions)
Capital Expenditures:
United States	$377	$146	$42	$9	$68
Canada	19	2	5	1	39
Europe	102	95	40	5	92
Rest of World	103	93	67	6	144
Non-Operating(a)	47	63	48	99	56
Total capital expenditures	$648	$399	$202	$120	$399
(a) Includes corporate overhead and general corporate expenses.
Concentration of risk:
For the year ended January 3, 2016 Wal-Mart Stores Inc., our largest customer, represented approximately 20% of our net sales. For the year ended December 28, 2014, the 2013 Successor Period, the 2013 Predecessor Period, and Fiscal 2013 Wal-Mart Stores Inc., represented approximately 10% of our net sales. All of our segments have sales to Wal-Mart Stores Inc.

Our net sales by product category were:

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
	(in millions)
Condiments and sauces	$5,846	$5,489	$3,081	$534	$5,376
Cheese and dairy	2,795	—	—	—	—
Ambient meals	1,858	1,544	865	140	1,646
Frozen and chilled meals	2,210	2,000	1,199	199	2,318
Meats	1,480	199	122	20	277
Refreshment beverages	665	—	—	—	—
Coffee	710	—	—	—	—
Infant/nutrition	902	1,116	624	119	1,189
Desserts, toppings and baking	521	—	—	—	—
Nuts and salted snacks	562	—	—	—	—
Other	789	574	349	101	723
Total net sales	$18,338	$10,922	$6,240	$1,113	$11,529
We had significant net sales in the United States, Canada, and the United Kingdom. Sales are based on the location in which the sale originated. Our net sales by country were:

	Successor			Predecessor (H. J. Heinz Company)
	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
	(in millions)
Net sales:
United States	$11,124	$3,615	$2,072	$371	$3,857
Canada	1,437	631	371	73	709
United Kingdom	1,334	1,549	860	131	1,598
Other	4,443	5,127	2,937	538	5,365
Total net sales	$18,338	$10,922	$6,240	$1,113	$11,529
We had significant long-lived assets in the United States and the United Kingdom. Long-lived assets include property, plant and equipment, goodwill, trademarks, and other intangibles, net of related depreciation and amortization. Our long-lived assets by country were:

	January 3, 2016	December 28, 2014
	(in millions)
Long-lived assets:
United States	$94,504	$15,957
United Kingdom	6,742	6,777
Canada	5,871	2,378
Other	4,578	5,400
Total long-lived assets	$111,695	$30,512

Note 21. Change in Fiscal Year End
We changed our fiscal year end from the Sunday closest to April 30 to the Sunday closest to December 31, effective December 29, 2013. The consolidated statements of operations are provided below for the Successor period February 8, 2013 to December 29, 2013, the Predecessor period April 29, 2013 to June 7, 2013, and the eight months ended December 23, 2012. The financial information provided for the eight months ended December 23, 2012 is unaudited since it represented an interim period of fiscal year 2013. The unaudited financial information for the eight-month period ended December 23, 2012 (based on H. J. Heinz Company’s former fiscal month end), includes all normal recurring adjustments necessary for a fair statement of the results for that period.

	Successor	Predecessor (H. J. Heinz Company)
	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	December 23, 2012 (34 Weeks)
			(Unaudited)
	(in millions)
Net sales	$6,240	$1,113	$7,438
Gross profit	1,332	320	2,282
(Benefit from)/provision for income taxes	(232)	61	143
Net (loss)/income from continuing operations	(66)	(191)	769
Loss from discontinued operations, net of tax	(6)	(1)	(36)
Net (loss)/income attributable to Kraft Heinz	(77)	(195)	722
Note 22. Quarterly Financial Data (Unaudited)
Our quarterly financial data during the years ended January 3, 2016 and December 28, 2014 was:

	2015 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net sales	$2,478	$2,616	$6,120	$7,124
Gross profit	847	882	1,628	2,404
Income/(loss) from continuing operations attributable to Kraft Heinz, net of tax	276	(164)	(123)	645
Net income/(loss) attributable to common shareholders	96	(344)	(303)	285
Per share data applicable to common shareholders:
Basic earnings/(loss)	0.26	(0.91)	(0.27)	0.23
Diluted earnings/(loss)	0.24	(0.91)	(0.27)	0.23

	2014 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net sales	$2,800	$2,729	$2,594	$2,799
Gross profit	812	803	767	895
Income from continuing operations attributable to Kraft Heinz, net of tax	195	127	172	163
Net income/(loss) attributable to common shareholders	15	(53)	(8)	(17)
Per share data applicable to common shareholders:
Basic earnings/(loss)	0.04	(0.14)	(0.02)	(0.04)
Diluted earnings/(loss)	0.04	(0.14)	(0.02)	(0.04)

We determined that we had previously misclassified customer related intangible asset amortization. Such costs were previously included in cost of products sold but should have been included in SG&A. We have revised the classification to report these expenses in SG&A in all periods presented. The impact of this revision was to increase SG&A and decrease cost of products sold by $17 million for each of the 2014 quarterly periods and $16 million for the first and second quarters of 2015. These misstatements were not material to our current or any prior period financial statements.
Note 23. Supplemental Financial Information
As discussed in Note 12, Debt, we fully and unconditionally guarantee the notes issued by our 100% owned operating subsidiary, Kraft Heinz Foods Company. None of our other subsidiaries guarantee these notes.

Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of The Kraft Heinz Company (as parent guarantor), Kraft Heinz Foods Company (as subsidiary issuer of the notes), and the non-guarantor subsidiaries on a combined basis and eliminations necessary to arrive at the total reported information on a consolidated basis. This condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the parent guarantor, subsidiary issuer, and the non-guarantor subsidiaries.

The Kraft Heinz Company
Condensed Consolidating Statements of Income
(in millions)

Successor
For the Year Ended January 3, 2016
(53 weeks)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$10,580	$8,145	$(387)	$18,338
Cost of products sold	—	7,298	5,666	(387)	12,577
Gross profit	—	3,282	2,479	—	5,761
Selling, general and administrative expenses	—	2,378	744	—	3,122
Operating income	—	904	1,735	—	2,639
Interest expense	—	1,221	100	—	1,321
Other expense, net	—	140	165	—	305
(Loss)/income before income taxes	—	(457)	1,470	—	1,013
Equity in earnings of subsidiaries	634	899	—	(1,533)	—
(Benefit from)/provision for income taxes	—	(192)	558	—	366
Net income	634	634	912	(1,533)	647
Net income attributable to noncontrolling interest	—	—	13	—	13
Net income excluding noncontrolling interest	$634	$634	$899	$(1,533)	$634

Comprehensive income/(loss) excluding noncontrolling interest	$537	$537	$(734)	$197	$537

The Kraft Heinz Company
Condensed Consolidating Statements of Income
(in millions)

Successor
For the Year Ended December 28, 2014
(52 weeks)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,740	$7,325	$(143)	$10,922
Cost of products sold	—	2,663	5,125	(143)	7,645
Gross profit	—	1,077	2,200	—	3,277
Selling, general and administrative expenses	—	610	1,099	—	1,709
Operating income	—	467	1,101	—	1,568
Interest expense	—	556	130	—	686
Other expense/(income), net	—	104	(25)	—	79
(Loss)/income before income taxes	—	(193)	996	—	803
Equity in earnings of subsidiaries	657	694	—	(1,351)	—
(Benefit from)/provision for income taxes	—	(156)	287	—	131
Net income	657	657	709	(1,351)	672
Net income attributable to noncontrolling interest	—	—	15	—	15
Net income excluding noncontrolling interest	$657	$657	$694	$(1,351)	$657

Comprehensive loss excluding noncontrolling interest	$(149)	$(149)	$(180)	$329	$(149)

The Kraft Heinz Company
Condensed Consolidating Statements of Income
(in millions)

Successor
For the Period from February 8, 2013 to December 29, 2013
(29 weeks)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,132	$4,192	$(84)	$6,240
Cost of products sold	—	1,638	3,354	(84)	4,908
Gross profit	—	494	838	—	1,332
Selling, general and administrative expenses	—	485	855	—	1,340
Operating income/(loss)	—	9	(17)	—	(8)
Interest expense	—	334	75	—	409
Other income, net	—	(63)	(56)	—	(119)
Loss from continuing operations before income taxes	—	(262)	(36)	—	(298)
Equity in (losses)/earnings of subsidiaries	(77)	88	—	(11)	—
Benefit from income taxes	—	(97)	(135)	—	(232)
Net (loss)/income from continuing operations	(77)	(77)	99	(11)	(66)
Loss from discontinued operations, net of tax	—	—	(6)	—	(6)
Net (loss)/income	(77)	(77)	93	(11)	(72)
Net income attributable to noncontrolling interest	—	—	5	—	5
Net (loss)/income excluding noncontrolling interest	$(77)	$(77)	$88	$(11)	$(77)

Comprehensive income excluding noncontrolling interest	$155	$155	$319	$(474)	$155

The Kraft Heinz Company
Condensed Consolidating Statements of Income
(in millions)

Predecessor (H. J. Heinz Company)
For the Period from April 29, 2013 to June 7, 2013
(6 weeks)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	NA	$377	$744	$(8)	$1,113
Cost of products sold	NA	263	538	(8)	793
Gross profit	NA	114	206	—	320
Selling, general and administrative expenses	NA	154	138	—	292
Operating (loss)/income	NA	(40)	68	—	28
Interest expense	NA	12	23	—	35
Other expense, net	NA	32	91	—	123
Loss from continuing operations before income taxes	NA	(84)	(46)	—	(130)
Equity in losses of subsidiaries	NA	(30)	—	30	—
Provision for/(benefit from) income taxes	NA	81	(20)	—	61
Net loss from continuing operations	NA	(195)	(26)	30	(191)
Loss from discontinued operations, net of tax	NA	—	(1)	—	(1)
Net loss	NA	(195)	(27)	30	(192)
Net income attributable to noncontrolling interest	NA	—	3	—	3
Net loss excluding noncontrolling interest	NA	$(195)	$(30)	$30	$(195)

Comprehensive loss excluding noncontrolling interest	NA	$(276)	$(35)	$35	$(276)

The Kraft Heinz Company
Condensed Consolidating Statements of Income
(in millions)

Predecessor (H. J. Heinz Company)
For the Year Ended April 28, 2013
(52 weeks)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	NA	$3,962	$7,715	$(148)	$11,529
Cost of products sold	NA	2,691	5,415	(148)	7,958
Gross profit	NA	1,271	2,300	—	3,571
Selling, general and administrative expenses	NA	628	1,281	—	1,909
Operating income	NA	643	1,019	—	1,662
Interest expense	NA	86	198	—	284
Other expense/(income), net	NA	97	(63)	—	34
Income from continuing operations before income taxes	NA	460	884	—	1,344
Equity in earnings of subsidiaries	NA	635	—	(635)	—
Provision for income taxes	NA	60	182	—	242
Net income from continuing operations	NA	1,035	702	(635)	1,102
Loss from discontinued operations, net of tax	NA	(22)	(53)	—	(75)
Net income	NA	1,013	649	(635)	1,027
Net income attributable to noncontrolling interest	NA	—	14	—	14
Net income excluding noncontrolling interest	NA	$1,013	$635	$(635)	$1,013

Comprehensive income excluding noncontrolling interest	NA	$683	$321	$(321)	$683

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
(in millions)

As of January 3, 2016

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3,189	$1,648	$—	$4,837
Trade receivables	—	62	809	—	871
Receivables due from affiliates	—	555	319	(874)	—
Sold receivables	—	554	29		583
Inventories	—	1,741	877	—	2,618
Short-term lending due from affiliates	—	3,657	4,353	(8,010)	—
Other current assets	—	645	443	(217)	871
Total current assets	—	10,403	8,478	(9,101)	9,780
Property, plant and equipment, net	—	4,518	2,006	—	6,524
Goodwill	—	10,976	32,075	—	43,051
Investments in subsidiaries	66,005	73,105	—	(139,110)	—
Intangible assets, net	—	3,838	58,282	—	62,120
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	534	964	—	1,498
TOTAL ASSETS	$66,005	$105,074	$103,805	$(151,911)	$122,973
LIABILITIES AND EQUITY
Short-term lending due to affiliates	$—	$4,353	$3,657	$(8,010)	$—
Trade payables	—	1,612	1,232	—	2,844
Payables due to affiliates	—	319	555	(874)	—
Accrued marketing	—	359	497	—	856
Accrued postemployment costs	—	316	12	—	328
Income taxes payable	—	71	563	(217)	417
Interest payable	—	386	15	—	401
Dividends payable	—	762	—	—	762
Other current liabilities	—	1,053	271	—	1,324
Total current liabilities	—	9,231	6,802	(9,101)	6,932
Long-term debt	—	24,143	1,008	—	25,151
Long-term borrowings due to affiliates	—	2,000	1,905	(3,905)	—
Deferred income taxes	—	1,278	20,219	—	21,497
Accrued postemployment costs	—	2,147	258	—	2,405
Other liabilities	—	270	482	—	752
TOTAL LIABILITIES	—	39,069	30,674	(13,006)	56,737
Redeemable noncontrolling interest	—	—	23	—	23
9.00% Series A cumulative redeemable preferred stock	8,320	—	—	—	8,320
Total shareholders' equity	57,685	66,005	72,900	(138,905)	57,685
Noncontrolling interest	—	—	208	—	208
TOTAL EQUITY	57,685	66,005	73,108	(138,905)	57,893
TOTAL LIABILITIES AND EQUITY	$66,005	$105,074	$103,805	$(151,911)	$122,973

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
(in millions)

As of December 28, 2014

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$541	$1,757	$—	$2,298
Trade receivables	—	—	690	—	690
Receivables due from affiliates	—	159	197	(356)	—
Sold receivables	—	—	161	—	161
Inventories	—	468	717	—	1,185
Short-term lending due from affiliates	—	1,727	2,573	(4,300)	—
Other current assets	—	316	313	(48)	581
Total current assets	—	3,211	6,408	(4,704)	4,915
Property, plant and equipment, net	—	940	1,425	—	2,365
Goodwill	—	8,907	6,052	—	14,959
Investments in subsidiaries	15,437	15,627	—	(31,064)	—
Intangible assets, net	—	6,094	7,094	—	13,188
Long-term lending due from affiliates	—	146	2,000	(2,146)	—
Other assets	—	513	631	—	1,144
TOTAL ASSETS	$15,437	$35,438	$23,610	$(37,914)	$36,571
LIABILITIES AND EQUITY
Short-term lending due to affiliates	$—	$2,573	$1,727	$(4,300)	$—
Trade payables	—	613	1,038	—	1,651
Payables due to affiliates	—	197	159	(356)	—
Accrued marketing	—	53	244	—	297
Accrued postemployment costs	—	12	3	—	15
Income taxes payable	—	184	96	(48)	232
Interest payable	—	113	54	—	167
Other current liabilities	—	241	489	—	730
Total current liabilities	—	3,986	3,810	(4,704)	3,092
Long-term debt	—	11,355	2,003	—	13,358
Long-term borrowings due to affiliates	—	2,000	374	(2,374)	—
Deferred income taxes	—	2,340	1,527	—	3,867
Accrued postemployment costs	—	185	102	—	287
Other liabilities	—	135	147	—	282
TOTAL LIABILITIES	—	20,001	7,963	(7,078)	20,886
Redeemable noncontrolling interest	—	—	29	—	29
9.00% Series A cumulative redeemable preferred stock	8,320	—	—	—	8,320
Total shareholders' equity	7,117	15,437	15,399	(30,836)	7,117
Noncontrolling interest	—	—	219	—	219
TOTAL EQUITY	7,117	15,437	15,618	(30,836)	7,336
TOTAL LIABILITIES AND EQUITY	$15,437	$35,438	$23,610	$(37,914)	$36,571

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
(in millions)

Successor
For the Year Ended January 3, 2016
(53 weeks)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$632	$1,227	$1,395	$(787)	$2,467
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(400)	(248)	—	(648)
Net proceeds from/(payments on) intercompany lending activities	—	737	(721)	(16)	—
Return of capital	1,570	5	—	(1,575)	—
Acquisition of business, net of cash on hand	—	(9,535)	67	—	(9,468)
Additional investments in subsidiaries	(10,000)	—	—	10,000	—
Other investing activities, net	—	422	(10)	—	412
Net cash used for investing activities	(8,430)	(8,771)	(912)	8,409	(9,704)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(12,284)	(30)	—	(12,314)
Proceeds from long-term debt	—	14,032	802	—	14,834
Net repayments of short-term debt	—	—	(49)	—	(49)
Net proceeds from/(payments on) intercompany borrowing activities	—	721	(737)	16	—
Proceeds from issuance of common stock to Sponsors	10,000	—	—	—	10,000
Dividends paid-Series A Preferred Stock	(900)	—	—	—	(900)
Dividends paid-common stock	(1,302)	(2,202)	(155)	2,357	(1,302)
Other intercompany capital stock transactions	—	10,000	(5)	(9,995)	—
Other financing activities, net	—	(75)	(11)	—	(86)
Net cash provided by/(used for) financing activities	7,798	10,192	(185)	(7,622)	10,183
Effect of exchange rate changes on cash and cash equivalents	—	—	(407)	—	(407)
Cash and cash equivalents:
Net increase/(decrease)	—	2,648	(109)	—	2,539
Balance at beginning of period	—	541	1,757	—	2,298
Balance at end of period	$—	$3,189	$1,648	$—	$4,837

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
(in millions)

Successor
For the Year Ended December 28, 2014
(52 weeks)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$578	$669	$1,556	$(663)	$2,140
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(211)	(188)	—	(399)
Net payments on intercompany lending activities	—	(802)	(2,479)	3,281	—
Return of capital	142	—	—	(142)	—
Other investing activities, net	—	23	27	—	50
Net cash provided by/(used for) investing activities	142	(990)	(2,640)	3,139	(349)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(1,096)	(7)	—	(1,103)
Net repayments of short-term debt	—	—	(3)	—	(3)
Net proceeds from intercompany borrowing activities	—	2,479	802	(3,281)	—
Dividends paid-Series A Preferred Stock	(720)	—	—	—	(720)
Dividends paid-common stock	—	(720)	(85)	805	—
Other financing activities, net	—	12	(6)	—	6
Net cash (used for)/provided by financing activities	(720)	675	701	(2,476)	(1,820)
Effect of exchange rate changes on cash and cash equivalents	—	—	(132)	—	(132)
Cash and cash equivalents:
Net increase/(decrease)	—	354	(515)	—	(161)
Balance at beginning of period	—	187	2,272	—	2,459
Balance at end of period	$—	$541	$1,757	$—	$2,298

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
(in millions)

Successor
For the Period from February 8, 2013 to December 29, 2013
(29 weeks)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used for)/provided by operating activities	$—	$(137)	$281	$(109)	$35
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(89)	(113)	—	(202)
Net proceeds from intercompany lending activities	—	918	1,821	(2,739)	—
Return of capital	360	—	—	(360)	—
Acquisition of business, net of cash on hand	—	(23,564)	2,070	—	(21,494)
Additional investments in subsidiaries	(16,500)	(62)	—	16,562	—
Other investing activities, net	—	—	25	—	25
Net cash (used for)/provided by investing activities	(16,140)	(22,797)	3,803	13,463	(21,671)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(1,708)	(962)	—	(2,670)
Proceeds from issuance of long-term debt	—	12,569	6	—	12,575
Net (payments on)/proceeds from short-term debt	—	(1,766)	125	—	(1,641)
Net payments on intercompany borrowing activities	—	(1,821)	(918)	2,739	—
Proceeds from issuance of Series A Preferred Stock	7,633	—	—	—	7,633
Proceeds from issuance of common stock to Sponsors	8,500	—	—	—	8,500
Proceeds from issuance of warrants	367	—	—	—	367
Dividends paid-Series A Preferred Stock	(360)	—	—	—	(360)
Dividends paid-common stock	—	(360)	(109)	469	—
Other intercompany capital stock transactions	—	16,500	62	(16,562)	—
Other financing activities, net	—	(293)	(2)	—	(295)
Net cash provided by/(used for) financing activities	16,140	23,121	(1,798)	(13,354)	24,109
Effect of exchange rate changes on cash and cash equivalents	—	—	(14)	—	(14)
Cash and cash equivalents:
Net increase/(decrease)	—	187	2,272	—	2,459
Balance at beginning of period	—	—	—	—	—
Balance at end of period	$—	$187	$2,272	$—	$2,459

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
(in millions)

Predecessor (H. J. Heinz Company)
For the Period from April 29, 2013 to June 7, 2013
(6 weeks)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used for operating activities	NA	$(12)	$(351)	$(10)	$(373)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	NA	(19)	(101)	—	(120)
Net (payments on)/proceeds from intercompany lending activities	NA	(201)	2	199	—
Other investing activities, net	NA	(4)	34	—	30
Net cash used for investing activities	NA	(224)	(65)	199	(90)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	NA	(307)	(133)	—	(440)
Proceeds from issuance of long-term debt	NA	—	2	—	2
Net proceeds from/(payments on) short-term debt	NA	500	(19)	—	481
Net (payments on)/proceeds from intercompany borrowing activities	NA	(2)	201	(199)	—
Dividends paid-common stock	NA	—	(10)	10	—
Other financing activities, net	NA	45	(2)	—	43
Net cash provided by financing activities	NA	236	39	(189)	86
Effect of exchange rate changes on cash and cash equivalents	NA	—	(30)	—	(30)
Cash and cash equivalents:
Net increase/(decrease)	NA	—	(407)	—	(407)
Balance at beginning of period	NA	—	2,477	—	2,477
Balance at end of period	NA	$—	$2,070	$—	$2,070

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
(in millions)

Predecessor (H. J. Heinz Company)
For the Year Ended April 28, 2013
(52 weeks)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	NA	$648	$800	$(58)	$1,390
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	NA	(124)	(275)	—	(399)
Net payments on intercompany lending activities	NA	(674)	—	674	—
Additional investments in subsidiaries	NA	(276)	—	276	—
Other investing activities, net	NA	4	22	—	26
Net cash used for investing activities	NA	(1,070)	(253)	950	(373)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	NA	(189)	(35)	—	(224)
Proceeds from issuance of long-term debt	NA	188	17	—	205
Net proceeds from/(payments on) short-term debt	NA	1,100	(10)	—	1,090
Net proceeds from intercompany borrowing activities	NA	—	674	(674)	—
Dividends paid-common stock	NA	(666)	(58)	58	(666)
Other intercompany capital stock transactions	NA	—	276	(276)	—
Other financing activities, net	NA	(11)	(138)	—	(149)
Net cash provided by financing activities	NA	422	726	(892)	256
Effect of exchange rate changes on cash and cash equivalents	NA	—	(127)	—	(127)
Cash and cash equivalents:
Net increase/(decrease)	NA	—	1,146	—	1,146
Balance at beginning of period	NA	—	1,331	—	1,331
Balance at end of period	NA	$—	$2,477	$—	$2,477

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
Our CEO and CFO, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended January 3, 2016. We determined that there were no changes in our internal control over financial reporting during the quarter ended January 3, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of conduct is available free of charge on our website at www.kraftheinzcompany.com and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, One PPG Place, Pittsburgh, Pennsylvania 15222. Any amendment to our code of conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our Web site within the time period required by the SEC and applicable NASDAQ rules. The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additional information required by this Item 10 is included under the headings “Company Proposals - Proposal 1. Election of Directors,” “Corporate Governance and Board Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters – Governance Guidelines and Codes of Conduct,” and “Board Committees and Membership – Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on April 21, 2016 (“2016 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by this Item 11 is included under the headings “Board Committees and Membership – Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables,” in our 2016 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at January 3, 2016, were:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,181,198	$34.86	33,944,345
Equity compensation plans not approved by security holders	—	—	—
Total	25,181,198	$34.86	33,944,345
(1) Includes the vesting of RSUs.
Information related to the security ownership of certain beneficial owners and management is included in our 2016 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the heading “Corporate Governance and Board Matters - Independence and Related Person Transactions” in our 2016 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services.
Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2016 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Descriptions
2.1
Separation and Distribution Agreement between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on October 26, 2012).+

2.2
Canadian Asset Transfer Agreement between Mondelēz Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).+

2.3
Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property between Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).+

2.4
Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.4 to Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).+

2.5
Agreement and Plan of Merger, dated as of March 24, 2015, by and among H.J. Heinz Holding Corporation, Kite Merger Sub Corp., Kite Merger Sub LLC and Kraft Foods Group, Inc.(incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-203364), filed on April 10, 2015).+

2.6
First Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, effective as of July 15, 2013 (incorporated by reference to Exhibit 2.2 to Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q (File No. 1-35491), filed on April 28, 2015).

2.7
Second Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, effective as of October 1, 2014 (incorporated by reference to Exhibit 2.3 to Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q (File No. 1-35491), filed on April 28, 2015).

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

4.5
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

4.7
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

4.9
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

4.11	Form of the 2.70% Senior Notes due 2020 (included in Exhibit 4.16).
4.12
Guarantee Agreement dated as of July 6, 2015, by and among The Kraft Heinz Company and Kraft Heinz Foods Company, as guarantors, and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.16 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

4.13
Indenture by and between Kraft Foods Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.4 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 1-35491), filed on June 21, 2012).

4.14
Supplemental Indenture No. 1 by and between Kraft Foods Group, Inc., Mondelēz International, Inc. (formerly known as Kraft Foods Inc.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.5 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 1-35491), filed on June 21, 2012).

4.15
Supplemental Indenture No. 2 by and between Kraft Foods Group, Inc., Mondelēz International, Inc. (formerly known as Kraft Foods Inc.), as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of July 18, 2012 (incorporated by reference to Exhibit 10.27 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 1-35491), filed on August 6, 2012).

4.16
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

4.17
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

4.19
Indenture among H. J. Heinz Corporation II, H. J. Heinz Finance Company, and The Bank of New York Mellon (as successor trustee) dated as of July 6, 2001 governing the 6.75% Guaranteed Notes due 2032 and the 7.125% Guaranteed Notes due 2039 (incorporated herein by reference to Exhibit 4 to H. J. Heinz Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002 (File No. 1-3385), filed on July 30, 2002).

4.20
Indenture among H. J. Heinz Company and MUFG Union Bank, N.A. (as successor trustee) dated as of July 15, 2008 governing the 2.000% Notes due 2016, the 3.125% Notes due 2021, the 1.50% Notes due 2017, and the 2.85% Notes due 2022 (incorporated herein by reference to Exhibit 4(d) to H. J. Heinz Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009 (File No. 1-3385), filed on June 17, 2009).

4.21	Supplemental Indenture No. 4, dated as of November 11, 2015, to the Indenture, by and between Kraft Foods Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012.
4.22
Second Lien Security Agreement, dated as of June 7, 2013, by and among Hawk Acquisition Intermediate Corporation II, and certain of its subsidiaries, collectively, as the Initial Grantors, and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.6 to H. J. Heinz Company’s Current Report on Form 8-K (File No. 1-3385), dated June 13, 2013).

4.23
Second Lien Intellectual Property Security Agreement, dated June 7, 2013 by the persons listed on the signature pages thereof in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.7 to H. J. Heinz Company’s Current Report on Form 8-K (File No. 1-3385), dated June 13, 2013).

4.24
Indenture dated as of January 30, 2015, by and among H. J. Heinz Corporation II, the Guarantors party hereto, Wells Fargo Bank, National Association, as Collateral Agent and MUFG Union Bank, N.A. as Trustee, relating to H. J. Heinz Corporation II’s $2,000,000,000 4.875% Second Lien Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 of H. J. Heinz Corporation II’s Current Report on Form 8-K (File No. 444-194441), dated February 5, 2015).

4.25
Indenture by and between H. J. Heinz Company (as successor issuer), and The Bank of New York Mellon (as successor trustee)  dated as of July 15, 1992 (incorporated by reference to Exhibit 4(a) to H. J. Heinz Company’s Registration Statement on Form S-3 (File No. 333-48017), filed on March 16, 1998).

10.1
Tax Sharing and Indemnity Agreement by and between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on October 26, 2012).

10.3
Form of (Kraft Foods Group, Inc.) Global Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q (File No. 333-35491), filed on May 2, 2014).++

10.4
Form of (Kraft Foods Group, Inc.) Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q (File No. 333-35491) filed on May 2, 2014).++

10.5
H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4 (File No. 333-203364), filed on May 29, 2015).++

10.6	Amendment, effective July 2, 2015 to the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan.++
10.7
Form of H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4 (File No. 333-203364), filed on May 29, 2015).++

10.8
Kraft Foods Group, Inc. Deferred Compensation Plan For Non-Management Directors (incorporated by reference to Exhibit 4.3 to Kraft Foods Group, Inc.’s Registration Statement on Form S-8 (File No. 333-183867) filed on September 12, 2012).++

10.9
Kraft Foods Group, Inc. 2012 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 to Kraft Foods Group, Inc.’s Registration Statement on Form S-8 (File No. 333-183868) filed on September 12, 2012). ++

10.10
Settlement Agreement, dated June 22, 2015, between Mondelēz International, Inc. and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 10.1 of Kraft Foods Group, Inc.’s Current Report on Form 8-K (File No. 1-35491), filed on June 24, 2015).

10.11
Subscription Agreement, dated as of July 1, 2015, by and among H.J. Heinz Holding Corporation, 3G Global Food Holdings LP and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 2, 2015).

10.12
Credit Agreement dated as of July 6, 2015, by and among Kraft Heinz Foods Company (formerly known as H. J. Heinz Company), The Kraft Heinz Company (formerly known as H.J. Heinz Holding Corporation), the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Europe Limited, as London Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

10.13
Offer of Employment Letter, dated as of July 8, 2015, by and between The Kraft Heinz Company and George Zoghbi (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on November 6, 2015).++

10.14
Consulting Agreement, dated as of July 9, 2015, by and between The Kraft Heinz Company and John T. Cahill (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on November 6, 2015).++

21.1	List of subsidiaries of The Kraft Heinz Company
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from The Kraft Heinz Company’s Annual Report on Form 10-K for the year ended January 3, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

+	The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
++	Indicates a management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KRAFT HEINZ COMPANY
Date:	March 3, 2016
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Bernardo Hees	Chief Executive Officer	March 3, 2016
Bernardo Hees	(Principal Executive Officer)

/s/ Paulo Basilio	Executive Vice President and Chief Financial Officer	March 3, 2016
Paulo Basilio	(Principal Financial Officer)

/s/ Christopher R. Skinger	Global Controller	March 3, 2016
Christopher R. Skinger	(Principal Accounting Officer)

Alexandre Behring*	Chairman of the Board

John T. Cahill*	Vice Chairman of the Board

Gregory E. Abel*	Director

Warren E. Buffett*	Director

Tracy Britt Cool*	Director

L. Kevin Cox*	Director

Jeanne P. Jackson*	Director

Jorge Paulo Lemann*	Director

Mackey J. McDonald*	Director

John C. Pope*	Director

Marcel Herrmann Telles*	Director
*By:    /s/ Paulo Basilio
Paulo Basilio
Attorney-In-Fact
March 3, 2016

The Kraft Heinz Company
Valuation and Qualifying Accounts
For the Years Ended January 3, 2016 and December 28, 2014, the Successor Period Ended December 29, 2013, the Predecessor Period Ended June 7, 2013, and the Fiscal Year Ended April 28, 2013
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-offs and Reclassifications	Balance at End of Period
Year ended January 3, 2016
Allowances related to trade accounts receivable	$8	$5	$20	$1	$32
Allowances related to deferred taxes	64	10	12	3	83
	$72	$15	$32	$4	$115
Year ended December 28, 2014
Allowances related to trade accounts receivable	$1	$9	$(1)	$1	8
Allowances related to deferred taxes	78	1	(15)	—	$64
	$79	$10	$(16)	$1	$72
Successor Period ended December 29, 2013
Allowances related to trade accounts receivable	$—	$2	$—	$1	$1
Allowances related to deferred taxes	47	(3)	34	—	78
	$47	$(1)	$34	$1	$79
Predecessor Period ended June 7, 2013
Allowances related to trade accounts receivable	$8	$—	$—	$—	$8
Allowances related to deferred taxes	48	—	(1)	—	47
	$56	$—	$(1)	$—	$55
Fiscal year ended April 28, 2013:
Allowances related to trade accounts receivable	$11	$2	$—	$5	$8
Allowances related to deferred taxes	91	10	10	63	48
	$102	$12	$10	$68	$56

(a)	Primarily relates to acquisitions and currency translation.

S-1