Form 10-Q
period 2016-04-03
Kraft Heinz Co
filed 2016-05-05
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 1, 2016, there were 1,215,955,228 shares of the registrant's common stock outstanding.

The Kraft Heinz Company

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	April 3, 2016	March 29, 2015
Net sales	$6,570	$2,478
Cost of products sold	4,192	1,631
Gross profit	2,378	847
Selling, general and administrative expenses	865	338
Operating income	1,513	509
Interest expense	249	201
Other expense/(income), net	(8)	(39)
Income/(loss) before income taxes	1,272	347
Provision for/(benefit from) income taxes	372	68
Net income/(loss)	900	279
Net income/(loss) attributable to noncontrolling interest	4	3
Net income/(loss) attributable to Kraft Heinz	896	276
Preferred dividends	—	180
Net income/(loss) attributable to common shareholders	$896	$96
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.74	$0.26
Diluted earnings/(loss)	0.73	0.24
Dividends declared	0.575	—

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	April 3, 2016	March 29, 2015
Net income/(loss)	$900	$279
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	272	(794)
Net deferred gains/(losses) on net investment hedges	(60)	432
Net postemployment benefit gains/(losses)	—	(1)
Reclassification of net postemployment benefit losses/(gains)	(54)	—
Net deferred gains/(losses) on cash flow hedges	(18)	(67)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(22)	1
Total other comprehensive income/(loss)	118	(429)
Total comprehensive income/(loss)	1,018	(150)
Comprehensive income/(loss) attributable to noncontrolling interest	11	(11)
Comprehensive income/(loss) attributable to Kraft Heinz	$1,007	$(139)

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	April 3, 2016	January 3, 2016
ASSETS
Cash and cash equivalents	$4,199	$4,837
Trade receivables (net of allowances of $32 at April 3, 2016 and at January 3, 2016)	939	871
Sold receivables	805	583
Inventories	2,892	2,618
Other current assets	977	871
Total current assets	9,812	9,780
Property, plant and equipment, net	6,434	6,524
Goodwill	43,542	43,051
Intangible assets, net	62,049	62,120
Other assets	1,436	1,498
TOTAL ASSETS	$123,273	$122,973
LIABILITIES AND EQUITY
Trade payables	$2,773	$2,844
Accrued marketing	867	856
Accrued postemployment costs	164	328
Income taxes payable	575	417
Interest payable	266	401
Dividends payable	794	762
Other current liabilities	1,291	1,324
Total current liabilities	6,730	6,932
Long-term debt	25,167	25,151
Deferred income taxes	21,659	21,497
Accrued postemployment costs	2,380	2,405
Other liabilities	737	752
TOTAL LIABILITIES	56,673	56,737
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interest	21	23
9.00% Series A cumulative compounding redeemable preferred stock, 80,000 authorized and issued shares at April 3, 2016 and January 3, 2016, $.01 par value	8,320	8,320
Equity:
Common stock, $.01 par value (5,000,000,000 shares authorized at April 3, 2016 and January 3, 2016; 1,216,075,938 shares issued and 1,215,541,052 shares outstanding at April 3, 2016; 1,214,391,614 shares issued and 1,213,978,752 shares outstanding at January 3, 2016)	12	12
Additional paid-in capital	58,438	58,375
Retained earnings/(deficit)	193	—
Accumulated other comprehensive income/(losses)	(560)	(671)
Treasury stock, at cost	(40)	(31)
Total shareholders' equity	58,043	57,685
Noncontrolling interest	216	208
TOTAL EQUITY	58,259	57,893
TOTAL LIABILITIES AND EQUITY	$123,273	$122,973

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at January 3, 2016	$12	$58,375	$—	$(671)	$(31)	$208	$57,893
Net income/(loss) excluding redeemable noncontrolling interest	—	—	896	—	—	4	900
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	111	—	4	115
Dividends declared-common stock	—	—	(699)	—	—	—	(699)
Exercise of stock options, issuance of other stock awards, and other	—	63	(4)	—	(9)	—	50
Balance at April 3, 2016	$12	$58,438	$193	$(560)	$(40)	$216	$58,259

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	April 3, 2016	March 29, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$900	$279
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	363	90
Amortization of postretirement benefit plans prior service credits	(50)	(1)
Equity award compensation expense	13	2
Deferred income tax provision	27	(48)
Pension contributions	(169)	(15)
Other items, net	(111)	31
Changes in current assets and liabilities:
Trade receivables	(38)	(29)
Sold receivables	(222)	9
Inventories	(273)	(96)
Accounts payable	59	(63)
Other current assets	(45)	(41)
Other current liabilities	(184)	(201)
Net cash provided by/(used for) operating activities	270	(83)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(303)	(53)
Other investing activities, net	(22)	4
Net cash provided by/(used for) investing activities	(325)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(6)	(1,962)
Proceeds from issuance of long-term debt	—	2,000
Dividends paid-Series A Preferred Stock	—	(180)
Dividends paid-common stock	(667)	—
Other financing activities, net	46	(72)
Net cash provided by/(used for) financing activities	(627)	(214)
Effect of exchange rate changes on cash and cash equivalents	44	(53)
Cash and cash equivalents:
Net increase/(decrease)	(638)	(399)
Balance at beginning of period	4,837	2,298
Balance at end of period	$4,199	$1,899

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Notes to Condensed Consolidated Financial Statements
Note 1. Background and Basis of Presentation
Basis of Presentation:
Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In management's opinion, these interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary to present fairly our results for the periods presented.
The condensed consolidated balance sheet data at January 3, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended January 3, 2016. The results for interim periods are not necessarily indicative of future or annual results.
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
Immediately prior to the consummation of the 2015 Merger, each share of Heinz issued and outstanding common stock was reclassified and changed into 0.443332 of a share of Kraft Heinz common stock. All share and per share amounts in the condensed consolidated financial statements and related notes have been retroactively adjusted for the historical period presented to give effect to this conversion, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital. In the 2015 Merger, all outstanding shares of Kraft common stock were converted into the right to receive, on a one-for-one basis, shares of Kraft Heinz common stock. Deferred shares and restricted shares of Kraft were converted to deferred shares and restricted shares of Kraft Heinz, as applicable.
Changes in Accounting and Reporting:
In the third quarter of 2015, we made the following changes in accounting and reporting to harmonize our accounting and reporting as Kraft Heinz:

•
We made a voluntary change in accounting policy to classify certain warehouse and distribution costs (including shipping and handling costs) associated with the distribution of finished product to our customers as cost of products sold, which were previously recorded in selling, general and administrative expenses (“SG&A”). We made this voluntary change in accounting policy because we believe this presentation is preferable, as the classification in cost of products sold better reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of our financial statements with industry peers and aligns with how we now internally manage and review costs. As required by U.S. GAAP, the change has been reflected in the condensed consolidated statements of income through retrospective application of the change in accounting policy. The impact of this change resulted in an increase in cost of products sold and a decrease in SG&A of $151 million for the three months ended March 29, 2015.

•
We made a voluntary change in accounting policy to classify our trademark and license intangible asset impairments and amortization in SG&A, which were previously recorded in cost of products sold. We made this voluntary change in accounting policy because we believe this presentation is preferable, as removing these expenses from cost of products sold better aligns cost of products sold with costs directly associated with generating revenue. Additionally, this presentation enhances the comparability of our financial statements with industry peers and aligns with how we now internally manage and review costs. As required by U.S. GAAP, the change has been reflected in the condensed consolidated statements of income through retrospective application of the change in accounting policy. The impact of this change was an increase in SG&A and a decrease in cost of products sold by $5 million for the three months ended March 29, 2015.

•
We determined that we had previously misclassified customer related intangible asset amortization. Such costs were previously included in cost of products sold but should have been included in SG&A. We have revised the classification to report these expenses in SG&A in the condensed consolidated statements of income for the applicable prior period presented. The impact of this revision was to increase SG&A and decrease cost of products sold by $16 million for the three months ended March 29, 2015. This misstatement was not material to any prior period financial statements.

Consistent with our consolidated financial statements in our Annual Report on Form 10-K for the year ended January 3, 2016, we separately presented sold receivables on our consolidated balance sheets and consolidated statements of cash flows. Our prior period cash flow balances have been reclassified to conform with the current period presentation.
Recently Issued Accounting Standards:
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update (“ASU”) that superseded previously existing revenue recognition guidance. Under this ASU, companies will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the company expects to be entitled in exchange for those goods or services. This ASU will be effective beginning in the first quarter of our fiscal year 2018. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption.We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
In September 2015, the FASB issued an ASU intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The ASU requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. We early adopted this ASU in 2015. See Note 2, Merger and Acquisition, for additional information on measurement period adjustments.
In February 2016, the FASB issued an ASU that superseded previously existing leasing guidance. The ASU is intended to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The new guidance requires lessees to reflect most leases on their balance sheet as assets and obligations. This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients.We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
In March 2016, the FASB issued an ASU intended to simplify equity-based award accounting and presentation. The ASU impacts income tax accounting related to equity-based awards, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This ASU will be effective beginning in the first quarter of our fiscal year 2017. Early adoption is permitted. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
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

Valuation Assumptions and Preliminary Purchase Price Allocation:
We utilized estimated fair values at the 2015 Merger Date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. Our purchase price allocation is substantially complete with the exception of identifiable intangible assets and certain income tax accounts. As we continue to integrate Kraft businesses, we may obtain additional information on the acquired identifiable intangible assets which, if significant, could require revisions to preliminary valuation assumptions, estimates and resulting fair values. Amounts for certain income tax accounts are also subject to change pending the filing of Kraft's pre-acquisition tax returns and the receipt of information from taxing authorities, which, if significant, could require revisions to preliminary assumptions and estimates. If we determine that any measurement period adjustments are significant, we will recognize those adjustments, including any related impacts to deferred tax positions, goodwill or net income, in the reporting period in which the adjustments are determined.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the transaction was (in millions):

Cash	$314
Other current assets	3,423
Property, plant and equipment	4,193
Identifiable intangible assets	49,749
Other non-current assets	214
Trade and other payables	(3,011)
Long-term debt	(9,286)
Net postemployment benefits and other non-current liabilities	(4,734)
Deferred income tax liabilities	(17,416)
Net assets acquired	23,446
Goodwill on acquisition	29,191
Total consideration	52,637
Fair value of shares exchanged and equity awards	42,855
Total cash consideration paid to Kraft shareholders	9,782
Cash and cash equivalents of Kraft at the 2015 Merger Date	314
Acquisition of business, net of cash on hand	$9,468
During the first quarter of 2016, we updated the 2015 Merger purchase price allocation to adjust deferred and current income tax liabilities as of the 2015 Merger Date for pre-merger Kraft federal income tax returns and revised estimates. This measurement period adjustment was reflected in the table above as an increase to goodwill of $162 million, with corresponding adjustments to deferred income tax liabilities and trade and other payables. This measurement period adjustment is also reflected in our goodwill table in Note 5, Goodwill and Intangible Assets.
The 2015 Merger preliminarily resulted in $29.2 billion of non tax deductible goodwill relating principally to synergies expected to be achieved from the combined operations and planned growth in new markets. Goodwill has preliminarily been allocated to our segments as shown in Note 5, Goodwill and Intangible Assets.

Pro Forma Results:
The following table provides unaudited pro forma results, prepared in accordance with ASC 805, for the three months ended March 29, 2015, as if Kraft had been acquired as of December 30, 2013.

For the Three Months Ended
March 29, 2015
(in millions, except per share data)
Net sales	$6,830
Net income	738
Basic earnings per share	0.47
Diluted earnings per share	0.46
The unaudited pro forma results include certain preliminary purchase accounting adjustments. We have made pro forma adjustments to exclude deal costs (“Deal Costs”) of $24 million ($15 million net of tax) for the three months ended March 29, 2015, because such costs are nonrecurring and are directly attributable to the 2015 Merger.
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
Integration Program:
We currently expect the Integration Program will result in $1.9 billion of pre-tax costs, with approximately 60% reflected in cost of products sold, comprised of the following categories:

•
Organization costs ($650 million) associated with our plans to streamline and simplify our operating structure, resulting in workforce reduction. These costs will primarily include: severance and employee benefits (cash severance, non-cash severance, including accelerated equity award compensation expense, and pension and other termination benefits). Beginning in August 2015, we announced a new, streamlined structure for our businesses in the United States and Canada segments. This resulted in the reduction of salaried positions across the United States and Canada. We currently expect to eliminate 2,650 positions in connection with this reduction.

•
Footprint costs ($1.1 billion) associated with our plans to optimize our production and supply chain network, resulting in facility closures and consolidations. These costs will primarily include: asset-related costs (accelerated depreciation and asset impairment charges), costs to exit facilities, relocation and start-up costs of new facilities, and severance and employee benefits. On November 4, 2015, we announced the closure of seven factories and began consolidation of our distribution network. In a staged process, production in these locations will shift to other existing factories in the United States and Canada. Overall, we expect to eliminate 2,600 positions in connection with these activities.

•	Other costs ($150 million) incurred as a direct result of restructuring activities, primarily including: contract and lease terminations, professional fees, and other incremental third-party fees.

As of April 3, 2016, we have incurred $1.1 billion of cumulative costs under the Integration Program, including: $590 million of severance and employee benefit costs, $292 million of non-cash asset-related costs, $125 million of other implementation costs, and $63 million of other exit costs. We expect that approximately 60% of the Integration Program expenses will be cash expenditures. Our Integration Program costs during the three months ended April 3, 2016 were (in millions):

For the Three Months Ended
April 3, 2016
Severance and employee benefit costs	$28
Asset-related costs	156
Other exit costs	8
Other implementation costs	49
$241
At April 3, 2016, the total Integration Program liability related primarily to the elimination of general salaried and footprint-related positions across the United States and Canada, 2,650 of whom have left the company by April 3, 2016. The liability balance associated with the Integration Program, which qualifies as U.S. GAAP exit and disposal costs, was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at January 3, 2016	$185	$23	$208
Charges	28	8	36
Cash payments	(48)	(22)	(70)
Non-cash utilization	(9)	—	(9)
Balance at April 3, 2016	$156	$9	$165
(a) Other exit costs primarily represent contract and lease terminations.
We expect that a substantial portion of the April 3, 2016 Integration Program liability will be paid in 2016.
Restructuring Activities:
Prior to the 2015 Merger, we executed a number of other restructuring activities focused primarily on work force reduction and factory closure and consolidation. Those programs, which are substantially complete, resulted in the elimination of 8,100 positions and cumulative $560 million severance and employee benefit costs, $340 million non-cash asset-related costs, and $360 million other exit costs through April 3, 2016. Related to these restructuring activities, we incurred expenses of $19 million for the three months ended April 3, 2016.
As of April 3, 2016, the liability balance associated with active restructuring projects, which qualifies as U.S. GAAP exit and disposal costs, was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at January 3, 2016	$25	$30	$55
Charges	10	1	11
Cash payments	(20)	(1)	(21)
Balance at April 3, 2016	$15	$30	$45
(a) Other exit costs primarily represent contract and lease terminations.

Total Integration and Restructuring:
Our total Integration Program and restructuring expenses were (in millions):

	For the Three Months Ended
	April 3, 2016	March 29, 2015
Severance and employee benefit costs - COGS	$6	$10
Severance and employee benefit costs - SG&A	32	2
Asset-related costs - COGS	142	3
Asset-related costs - SG&A	14	—
Other exit costs - COGS	33	17
Other exit costs - SG&A	33	11
	$260	$43
We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA. See Note 14, Segment Reporting, for additional information on our segment structure. The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended
	April 3, 2016	March 29, 2015
United States	$199	$9
Canada	18	1
Europe	15	25
Rest of World	—	4
Non-Operating	28	4
	$260	$43
Note 4. Inventories
Inventories at April 3, 2016 and January 3, 2016 were (in millions):

	April 3, 2016	January 3, 2016
Packaging and ingredients	$624	$563
Work in process	411	393
Finished product	1,857	1,662
Inventories	$2,892	$2,618
The increase in inventories in the first quarter of 2016 is primarily due to an increase in inventory production ahead of planned facility closures and consolidations under our Integration Program, combined with the impact of seasonality. See Note 3, Integration and Restructuring Expenses, for additional information on the Integration Program.
Note 5. Goodwill and Intangible Assets
Goodwill:
In the first quarter of 2016, we moved certain of our export businesses and their related goodwill balances from our United States segment to our Rest of World and Europe segments. We have reflected this change in all historical periods presented. Accordingly, the segment goodwill balances at January 3, 2016 reflect a decrease of $2.5 billion in the United States, an increase of $2.5 billion in Rest of World, and an increase of $57 million in Europe.

Changes in the carrying amount of goodwill from January 3, 2016 to April 3, 2016, by segment, were (in millions):

	United States	Canada	Europe	Rest of World	Total
Balance at January 3, 2016	$31,227	$4,796	$3,209	$3,819	$43,051
2015 Merger measurement period adjustments	162	—	—	—	162
Translation adjustments	—	297	(74)	106	329
Balance at April 3, 2016	$31,389	$5,093	$3,135	$3,925	$43,542
In connection with the 2015 Merger, we recorded $29.2 billion of goodwill in purchase accounting, representing the preliminary fair value as of the 2015 Merger Date. As of the issuance date of this report, the assignment of goodwill to reporting units was also preliminary. During the first quarter of 2016, we updated the 2015 Merger purchase price allocation to adjust deferred and current income tax liabilities as of the 2015 Merger Date for pre-merger Kraft federal income tax returns and revised estimates. This measurement period adjustment was reflected in the table above as an increase of $162 million to goodwill in the United States segment. See Note 2, Merger and Acquisition, for additional information on this measurement period adjustment.
We test goodwill for impairment at least annually in the second quarter or when a triggering event occurs. We performed our annual impairment testing in the second quarter of 2015, prior to the completion of the 2015 Merger. During our annual goodwill impairment test, we noted that the historical Heinz North America Consumer Products reporting unit had an estimated fair value in excess of its carrying value of less than 10%.
If our current expectations of future growth rates are not met or if valuation factors outside of our control, such as discount rates, change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred during the three months ended April 3, 2016 that indicated it was more likely than not that our goodwill was impaired. Additionally, there were no accumulated impairment losses to goodwill as of April 3, 2016.
Indefinite-lived intangible assets:
In connection with the 2015 Merger, we recorded $45.1 billion of indefinite-lived intangible assets in purchase accounting, representing the preliminary fair values as of the 2015 Merger Date.
Indefinite-lived intangible assets, which primarily consisted of trademarks, were $55.8 billion at April 3, 2016 and at January 3, 2016.
We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our annual impairment testing in the second quarter of 2015, prior to the completion of the 2015 Merger. During our annual indefinite-lived intangible asset impairment testing, we noted that 21 brands had excess fair values over their carrying values of less than 10%. These brands had an aggregate carrying value of $2.5 billion as of the date of our 2015 impairment test.
If our current expectations of future growth rates are not met or if valuation factors outside of our control, such as discount rates, change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future. No events occurred during the three months ended April 3, 2016 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired.
Definite-lived intangible assets:
Definite-lived intangible assets at April 3, 2016 and January 3, 2016 were (in millions):

	April 3, 2016			January 3, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,362	$(97)	$2,265	$2,346	$(70)	$2,276
Customer-related assets	4,231	(251)	3,980	4,218	(209)	4,009
Other	14	(3)	11	15	(4)	11
	$6,607	$(351)	$6,256	$6,579	$(283)	$6,296
Amortization expense for definite-lived intangible assets was $66 million for the three months ended April 3, 2016 and $23 million for the three months ended March 29, 2015. Aside from amortization expense, the changes in definite-lived intangible assets from January 3, 2016 to April 3, 2016 reflect the impact of foreign currency. We estimate that annual amortization expense for definite-lived intangible assets for each of the next five years will be approximately $276 million.

Note 6. Income Taxes
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment; accordingly, the consolidated income tax rate is a composite rate reflecting the earnings and applicable tax rates in various locations.
The effective tax rate for the three months ended April 3, 2016 was 29.2%, reflecting the favorable benefit of pre-tax income in non-U.S. jurisdictions and certain tax exempt income. Our effective tax rate increased in comparison to the effective tax rate of 19.5% for the three months ended March 29, 2015. The increase in our effective tax rate was driven by the 2015 Merger. With the 2015 Merger, our operations in the United States and Canada increased and resulted in higher blended statutory tax rates and a larger amount of tax exempt income.
Note 7. Employees’ Stock Incentive Plans
Our annual equity award grants and vesting occurred in the first quarter of 2016. Other off-cycle equity grants may occur throughout the year.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at January 3, 2016	24,205,612	$34.86
Options granted	1,139,620	77.66
Options forfeited	(303,636)	37.02
Options exercised	(1,295,303)	34.47
Outstanding at April 3, 2016	23,746,293	36.91
The aggregate intrinsic value of stock options exercised during the period was $54 million for the three months ended April 3, 2016.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
RSUs at January 3, 2016	968,444	$70.14
Granted	481,767	77.51
Forfeited	(29,141)	73.02
Vested	(376,961)	72.96
RSUs at April 3, 2016	1,044,109	72.44
The aggregate fair value of RSUs that vested during the period was $28 million for the three months ended April 3, 2016.
Total Equity Awards:
The compensation cost related to equity awards was primarily recognized in general corporate expenses within SG&A. Equity award compensation cost and the related tax benefit was (in millions):

	For the Three Months Ended
	April 3, 2016	March 29, 2015
Pre-tax compensation cost	$13	$2
Tax benefit	(4)	(1)
After-tax compensation cost	$9	$1
Unrecognized compensation cost related to unvested equity awards was $129 million at April 3, 2016 and is expected to be recognized over a weighted average period of three years.

Note 8. Postemployment Benefits
In the first quarter of 2016, we changed the method that we use to estimate the service cost and interest cost components of net pension cost/(benefit) and net postretirement cost/(benefit). We use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change resulted in a decrease of approximately $20 million in service cost and interest cost in the first quarter of 2016 compared to what our costs would have been under the previous method. This change did not affect the measurement of our total benefit obligations. We have accounted for this change prospectively as a change in accounting estimate.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following for the three months ended April 3, 2016 and March 29, 2015 (in millions):

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	April 3, 2016	March 29, 2015	April 3, 2016	March 29, 2015
Service cost	$3	$1	$6	$5
Interest cost	53	5	21	21
Expected return on plan assets	(74)	(5)	(46)	(43)
Amortization of unrecognized losses/(gains)	—	1	—	—
Settlements	(6)	—	—	—
Net pension cost/(benefit)	$(24)	$2	$(19)	$(17)
We capitalized a portion of net pension costs/(benefits) into inventory based on our production activities. These amounts are included in the table above.
Employer Contributions:
During the three months ended April 3, 2016, we contributed $161 million to our U.S. pension plans, which included contributions related to the settlement of our U.S. nonqualified pension plan that was terminated effective December 31, 2015. During the three months ended April 3, 2016, we contributed $8 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of up to approximately $150 million to our U.S. plans and approximately $25 million to our non-U.S. plans during the remainder of 2016. However, our actual contributions may differ due to many factors, including changes in tax, employee benefit, or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following for the three months ended April 3, 2016 and March 29, 2015 (in millions):

	For the Three Months Ended
	April 3, 2016	March 29, 2015
Service cost	$4	$1
Interest cost	16	2
Amortization of prior service costs/(credits)	(82)	(1)
Net postretirement cost /(benefit)	$(62)	$2
We capitalized a portion of net postretirement costs/(benefits) into inventory based on our production activities. These amounts are included in the table above.

Note 9. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses) were as follows (net of tax):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
	(in millions)
Balance as of January 3, 2016	$(1,646)	$922	$53	$(671)
Foreign currency translation adjustments	265	—	—	265
Net deferred gains/(losses) on net investment hedges	(60)	—	—	(60)
Reclassification of net postemployment benefit losses/(gains)	—	(54)	—	(54)
Net deferred gains/(losses) on cash flow hedges	—	—	(18)	(18)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	(22)	(22)
Total other comprehensive income/(loss)	205	(54)	(40)	111
Balance as of April 3, 2016	$(1,441)	$868	$13	$(560)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified to inventory (consistent with our capitalization policy).
The tax benefit/(expense) recorded in and associated with each component of other comprehensive income/(loss) for the three months ended April 3, 2016 and March 29, 2015 were as follows (in millions):

	For the Three Months Ended
	April 3, 2016	March 29, 2015
Net deferred gains/(losses) on net investment hedges	$24	$(319)
Net postemployment benefit gains/(losses)	—	1
Reclassification of net postemployment benefit losses/(gains)	34	—
Net deferred gains/(losses) on cash flow hedges	10	45
Net deferred losses/(gains) on cash flow hedges reclassified to net income	4	2

The amounts reclassified from accumulated other comprehensive income/(losses) in the three months ended April 3, 2016 and March 29, 2015 were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses)		Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended
	April 3, 2016	March 29, 2015
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$(1)	$1	Net sales
Foreign exchange contracts	(29)	(5)	Cost of products sold
Foreign exchange contracts	3	(1)	Other expense/(income), net
Interest rate contracts	1	4	Interest expense
Losses/(gains) on cash flow hedges before income taxes	(26)	(1)
Losses/(gains) on cash flow hedges income taxes	4	2
Losses/(gains) on cash flow hedges	$(22)	$1

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$—	$1	(a)
Amortization of prior service costs/(credits)	(82)	(1)	(a)
Settlement and curtailments losses/(gains)	(6)	—	(a)
Losses/(gains) on postemployment benefits before income taxes	(88)	—
Losses/(gains) on postemployment benefits income taxes	34	—
Losses/(gains) on postemployment benefits	$(54)	$—

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 8, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest (which was primarily comprised of foreign currency translation adjustments) due to its insignificance.
Note 10. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended January 3, 2016 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our derivative instruments at April 3, 2016 and January 3, 2016 were (in millions):

	Notional Amount
	April 3, 2016	January 3, 2016
Commodity contracts	$667	$787
Foreign exchange contracts	3,312	3,458
Cross-currency contracts	4,328	4,328

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets at April 3, 2016 and January 3, 2016 were (in millions):

	April 3, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$24	$34	$—	$—	$24	$34
Cross-currency contracts	—	—	531	—	—	—	531	—
Derivatives not designated as hedging instruments:
Commodity contracts	26	22	—	6	—	—	26	28
Foreign exchange contracts	—	—	43	7	—	—	43	7
Cross-currency contracts	—	—	40	—	—	—	40	—
Total fair value	$26	$22	$638	$47	$—	$—	$664	$69

	January 3, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$46	$6	$—	$—	$46	$6
Cross-currency contracts	—	—	605	—	—	—	605	—
Derivatives not designated as hedging instruments:
Commodity contracts	24	29	1	7	—	—	25	36
Foreign exchange contracts	—	—	88	13	—	—	88	13
Cross-currency contracts	—	—	47	—	—	—	47	—
Total fair value	$24	$29	$787	$26	$—	$—	$811	$55
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $54 million at April 3, 2016 and $44 million at January 3, 2016. No material amounts of collateral were received or posted on our derivative assets and liabilities at April 3, 2016.
Level 1 financial assets and liabilities consist of commodity future and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.
Level 2 financial assets and liabilities consist of commodity forwards, foreign exchange forwards, and cross-currency swaps. Commodity forwards are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign exchange forwards are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Cross-currency swaps are valued based on observable market spot and swap rates.
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
Net Investment Hedging:
At April 3, 2016, the principal amounts of foreign denominated debt designated as net investment hedges totaled €750 million and £400 million.
At April 3, 2016, our cross-currency swaps consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap		€0.9	1.1	October 2019
Cross-currency swap	C$	1.8	1.6	December 2019
Hedge Coverage:
At April 3, 2016, we had entered into contracts designated as hedging instruments, which hedge transactions for the following durations:

•	foreign currency contracts for periods not exceeding the next two years, and

•	cross-currency contracts for periods not exceeding the next four years.
At April 3, 2016, we had entered into contracts not designated as hedging instruments, which hedge economic risks for the following durations:

•	commodity contracts for periods not exceeding the next 12 months,

•	foreign exchange contracts for periods not exceeding the next two years, and

•	cross-currency contracts for periods not exceeding the next three years.
Hedge Ineffectiveness:
We record pre-tax gains or losses reclassified from accumulated other comprehensive income/(losses) due to ineffectiveness in:

•	other expense/(income), net for foreign exchange contracts related to forecasted transactions.
Deferred Hedging Gains and Losses:
Based on our valuation at April 3, 2016 and assuming market rates remain constant through contract maturities, we expect to transfer unrealized gains of $9 million (net of taxes) for foreign currency cash flow hedges to net income during the next 12 months. We expect transfers to net income of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of income and statements of comprehensive income for the three months ended April 3, 2016 and March 29, 2015 (in millions):

	For the Three Months Ended
	April 3, 2016				March 29, 2015
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$(27)	$—	$—	$—	$8	$—	$(120)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	—	(65)	—	—	—	751	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$(27)	$(65)	$—	$—	$8	$751	$(120)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$1	$—	$—	$—	$(1)	$—	$—
Cost of products sold (effective portion)	—	29	—	—	—	5	—	—
Other expense/(income), net	—	(3)	—	—	—	1	—	—
Interest expense	—	—	—	(1)	—	—	—	(4)
	—	27	—	(1)	—	5	—	(4)

Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(18)	—	—	—	—	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	(75)	(7)	—	—	49	—	11
	(18)	(75)	(7)	—	—	49	—	11
Total gains/(losses) recognized in statements of income	$(18)	$(48)	$(7)	$(1)	$—	$54	$—	$7
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized a $19 million pre-tax loss in other comprehensive income/(loss) for the three months ended April 3, 2016.
Note 11. Venezuela - Foreign Currency and Inflation
In February 2016, the Venezuela government announced the following changes to its foreign currency exchange mechanisms, which were effective on March 10, 2016:

•	the official exchange rate of BsF6.30 per U.S. dollar, which was available through the government-operated National Center of Foreign Commerce (“CENCOEX”), was devalued to BsF10 per U.S. dollar;

•	the CENCOEX was replaced with the Sistema de Divisa Protegida (“DIPRO”), which is available for purchases and sales of essential items, including food products;

•	the Complimentary System of Foreign Currency Acquirement (“SICAD”) was eliminated; and

•
the Marginal Currency System (“SIMADI”) was replaced with the Sistema de Divisa Complementaria (“DICOM”), which is available for all transactions not covered by DIPRO and is a free-floating exchange format.

At April 3, 2016, there were two exchange rates legally available to us for converting Venezuelan bolivars to U.S. dollars, including:

•	the official exchange rate of BsF10 per U.S. dollar available through DIPRO; and

•	the DICOM rate, which has averaged approximately BsF201 per U.S. dollar since commencement of trading, and was BsF276 per U.S. dollar at April 3, 2016.
We have had limited access to, and settlements at, the official exchange rate of BsF6.30 and no settlements at the official exchange rate of BsF10 per U.S. dollar during the three months ended April 3, 2016. We had outstanding requests of $26 million at April 3, 2016 for payment of invoices for the purchase of ingredients and packaging materials for the years from 2012 through 2015, all of which were requested for payment at the BsF6.30 per U.S. dollar rate.
Due to the continued lack of liquidity and increasing economic uncertainty, as of April 3, 2016, we continue to believe that the DICOM rate (formerly SIMADI) is the most appropriate legally available rate.
Our Venezuelan subsidiary recognized net sales of $18 million and operating income of $7 million for the three months ended April 3, 2016. Our results of operations in Venezuela reflect a controlled subsidiary. However, the continuing economic uncertainty, strict labor laws, and evolving government controls over imports, prices, currency exchange and payments present a challenging operating environment. Increased restrictions imposed by the Venezuelan government could impact our ability to control our Venezuelan operations and could lead us to deconsolidate our Venezuelan subsidiary in the future.
Note 12. Commitments, Contingencies and Debt
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
As previously disclosed, six lawsuits were filed in connection with the 2015 Merger against Kraft, members of its board of directors, Heinz, Kite Merger Sub Corp., and Kite Merger Sub LLC. The plaintiffs in these matters alleged, among other things, that (i) the Registration Statement on Form S-4 relating to the 2015 Merger contained material omissions and misleading statements, and (ii) the members of the Kraft board of directors breached their fiduciary duties in connection with the 2015 Merger. The plaintiffs sought, among other things, injunctive relief and damages. As disclosed in Kraft’s Form 8-K filed on June 24, 2015, on June 23, 2015, Kraft entered into a memorandum of understanding with the plaintiffs providing for the settlement of all of these lawsuits. On October 28, 2015, we executed a stipulation of settlement with the plaintiffs formalizing the terms of the memorandum of understanding. On November 10, 2015, the U.S. District Court for the Eastern District of Virginia issued an order preliminarily approving the settlement and providing for notice to Kraft’s shareholders regarding the proposed settlement. On March 10, 2016, the Court issued a final order approving the settlement.  In accordance with the Stipulation of Settlement and final order, all claims against defendants in these matters have been dismissed with prejudice.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.
Fair Value of Debt:
At April 3, 2016, the aggregate fair value of our total debt was $27.0 billion as compared with the carrying value of $25.3 billion. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Series A Preferred Stock:
We currently intend to redeem the 9.00% Series A Cumulative Compounding Redeemable Preferred Stock (“Series A Preferred Stock”) during the second quarter of 2016. We expect to fund this redemption primarily through the issuance of new debt securities, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand.
Note 13. Earnings Per Share
As a result of the stock conversion prior to the 2015 Merger, all historical per share data, numbers of shares, and numbers of equity awards outstanding were retroactively adjusted. See Note 1, Background and Basis of Presentation, for additional information.
Our earnings per common share (“EPS”) for the three months ended April 3, 2016 and March 29, 2015 were:

	For the Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions, except per share amounts)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$896	$96
Weighted average shares of common stock outstanding	1,215	377
Net earnings/(loss)	$0.74	$0.26
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$896	$96
Weighted average shares of common stock outstanding	1,215	377
Effect of dilutive securities:
Warrants	—	21
Equity awards	10	1
Weighted average shares of common stock outstanding, including dilutive effect	1,225	399
Net earnings/(loss)	$0.73	$0.24
We use the treasury stock method to calculate the dilutive effect of outstanding warrants and equity awards in the denominator for diluted earnings per common share. Anti-dilutive shares were 3 million for the three months ended April 3, 2016. There were no anti-dilutive shares for the three months ended March 29, 2015.
Note 14. Segment Reporting
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, throughout the world.
We manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of three operating segments: Asia Pacific, Latin America, and Russia, India, the Middle East and Africa (“RIMEA”).
Management evaluates segment performance based on several factors including net sales and segment adjusted earnings before interest, tax, depreciation, and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment operating results), impairment losses, gains/(losses) associated with the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses. In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. There are no pro forma adjustments to any of the numbers disclosed in this note to the condensed consolidated financial statements except for the Segment Adjusted EBITDA reconciliation.

In the first quarter of 2016, we moved certain historical Kraft export businesses from our United States segment to our Rest of World and Europe segments to align with our long-term go-to-market strategies. We began to manage and report our results reflecting this change in the first quarter of 2016 and have reflected this change in all pro forma historical information presented. The impact of this change is not material to current or prior period results. This change did not impact our Integration Program and restructuring expenses disclosed by segment in Note 3, Integration and Restructuring Expenses.
Management does not use assets by segment to evaluate performance or allocate resources and therefore, we do not disclose assets by segment.
Our net sales by segment and Segment Adjusted EBITDA were:

	For the Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Net sales:
United States	$4,715	$868
Canada	504	121
Europe	553	626
Rest of World	798	863
Total net sales	$6,570	$2,478

	For the Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Segment Adjusted EBITDA:
United States	$1,493	$1,123
Canada	151	113
Europe	177	214
Rest of World	167	190
General corporate expenses	(37)	(31)
Depreciation and amortization (excluding integration and restructuring expenses)	(161)	(216)
Integration and restructuring expenses	(260)	(81)
Merger costs	(15)	(13)
Unrealized gains/(losses) on commodity hedges	8	2
Nonmonetary currency devaluation	(1)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(9)	(19)
Other pro forma adjustments	—	(773)
Operating income	1,513	509
Interest expense	249	201
Other expense/(income), net	(8)	(39)
Income/(loss) before income taxes	$1,272	$347

Our net sales by product category were:

	For the Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Condiments and sauces	$1,576	$1,230
Cheese and dairy	1,384	—
Ambient meals	586	334
Frozen and chilled meals	620	471
Meats and seafood	705	44
Refreshment beverages	407	—
Coffee	392	—
Infant and nutrition	191	253
Desserts, toppings and baking	206	—
Nuts and salted snacks	264	—
Other	239	146
Total net sales	$6,570	$2,478
Note 15. Supplemental Financial Information
We fully and unconditionally guarantee the notes issued by our 100% owned operating subsidiary, Kraft Heinz Foods Company. See Note 12, Debt, in our Annual Report on Form 10-K, for additional descriptions of these guarantees. None of our other subsidiaries guarantee these notes.

Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of The Kraft Heinz Company (as parent guarantor), Kraft Heinz Foods Company (as subsidiary issuer of the notes), and the non-guarantor subsidiaries on a combined basis and eliminations necessary to arrive at the total reported information on a consolidated basis. This condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations, and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the parent guarantor, subsidiary issuer, and the non-guarantor subsidiaries.

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended April 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,471	$2,241	$(142)	$6,570
Cost of products sold	—	2,832	1,502	(142)	4,192
Gross profit	—	1,639	739	—	2,378
Selling, general and administrative expenses	—	277	588	—	865
Intercompany service fees and other recharges	—	1,214	(1,214)	—	—
Operating income	—	148	1,365	—	1,513
Interest expense	—	235	14	—	249
Other expense/(income), net	—	31	(39)	—	(8)
Income/(loss) before income taxes	—	(118)	1,390	—	1,272
Equity in earnings of subsidiaries	896	956	—	(1,852)	—
Provision for/(benefit from) income taxes	—	(58)	430	—	372
Net income/(loss)	896	896	960	(1,852)	900
Net income/(loss) attributable to noncontrolling interest	—	—	4	—	4
Net income/(loss) excluding noncontrolling interest	$896	$896	$956	$(1,852)	$896

Comprehensive income/(loss) excluding noncontrolling interest	$1,007	$1,007	$1,149	$(2,156)	$1,007

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended March 29, 2015
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$925	$1,612	$(59)	$2,478
Cost of products sold	—	618	1,072	(59)	1,631
Gross profit	—	307	540	—	847
Selling, general and administrative expenses	—	136	202	—	338
Intercompany service fees and other recharges	—	(11)	11	—	—
Operating income	—	182	327	—	509
Interest expense	—	166	35	—	201
Other expense/(income), net	—	(3)	(36)	—	(39)
Income/(loss) before income taxes	—	19	328	—	347
Equity in earnings of subsidiaries	276	257	—	(533)	—
Provision for/(benefit from) income taxes	—	—	68	—	68
Net income/(loss)	276	276	260	(533)	279
Net income/(loss) attributable to noncontrolling interest	—	—	3	—	3
Net income/(loss) excluding noncontrolling interest	$276	$276	$257	$(533)	$276

Comprehensive income/(loss) excluding noncontrolling interest	$(139)	$(139)	$(544)	$683	$(139)

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of April 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,561	$1,638	$—	$4,199
Trade receivables	—	66	873	—	939
Receivables due from affiliates	—	386	106	(492)	—
Sold receivables	—	767	38	—	805
Inventories	—	1,943	949	—	2,892
Short-term lending due from affiliates	—	3,594	4,038	(7,632)	—
Other current assets	—	452	877	(352)	977
Total current assets	—	9,769	8,519	(8,476)	9,812
Property, plant and equipment, net	—	4,409	2,025	—	6,434
Goodwill	—	10,966	32,576	—	43,542
Investments in subsidiaries	66,363	74,406	—	(140,769)	—
Intangible assets, net	—	3,803	58,246	—	62,049
Long-term lending due from affiliates	—	1,484	2,000	(3,484)	—
Other assets	—	529	907	—	1,436
TOTAL ASSETS	$66,363	$105,366	$104,273	$(152,729)	$123,273
LIABILITIES AND EQUITY
Short-term lending due to affiliates	$—	$4,038	$3,594	$(7,632)	$—
Trade payables	—	1,566	1,207	—	2,773
Payables due to affiliates	—	106	386	(492)	—
Accrued marketing	—	312	555	—	867
Accrued postemployment costs	—	150	14	—	164
Income taxes payable	—	837	90	(352)	575
Interest payable	—	261	5	—	266
Dividends payable	—	794	—	—	794
Other current liabilities	—	1,030	261	—	1,291
Total current liabilities	—	9,094	6,112	(8,476)	6,730
Long-term debt	—	24,127	1,040	—	25,167
Long-term borrowings due to affiliates	—	2,000	1,700	(3,700)	—
Deferred income taxes	—	1,255	20,404	—	21,659
Accrued postemployment costs	—	2,106	274	—	2,380
Other liabilities	—	421	316	—	737
TOTAL LIABILITIES	—	39,003	29,846	(12,176)	56,673
Redeemable noncontrolling interest	—	—	21	—	21
9.00% Series A cumulative compounding redeemable preferred stock	8,320	—	—	—	8,320
Total shareholders' equity	58,043	66,363	74,190	(140,553)	58,043
Noncontrolling interest	—	—	216	—	216
TOTAL EQUITY	58,043	66,363	74,406	(140,553)	58,259
TOTAL LIABILITIES AND EQUITY	$66,363	$105,366	$104,273	$(152,729)	$123,273

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of January 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3,189	$1,648	$—	$4,837
Trade receivables	—	62	809	—	871
Receivables due from affiliates	—	555	319	(874)	—
Sold receivables	—	554	29		583
Inventories	—	1,741	877	—	2,618
Short-term lending due from affiliates	—	3,657	4,353	(8,010)	—
Other current assets	—	645	443	(217)	871
Total current assets	—	10,403	8,478	(9,101)	9,780
Property, plant and equipment, net	—	4,518	2,006	—	6,524
Goodwill	—	10,976	32,075	—	43,051
Investments in subsidiaries	66,005	73,105	—	(139,110)	—
Intangible assets, net	—	3,838	58,282	—	62,120
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	534	964	—	1,498
TOTAL ASSETS	$66,005	$105,074	$103,805	$(151,911)	$122,973
LIABILITIES AND EQUITY
Short-term lending due to affiliates	$—	$4,353	$3,657	$(8,010)	$—
Trade payables	—	1,612	1,232	—	2,844
Payables due to affiliates	—	319	555	(874)	—
Accrued marketing	—	359	497	—	856
Accrued postemployment costs	—	316	12	—	328
Income taxes payable	—	71	563	(217)	417
Interest payable	—	386	15	—	401
Dividends payable	—	762	—	—	762
Other current liabilities	—	1,053	271	—	1,324
Total current liabilities	—	9,231	6,802	(9,101)	6,932
Long-term debt	—	24,143	1,008	—	25,151
Long-term borrowings due to affiliates	—	2,000	1,905	(3,905)	—
Deferred income taxes	—	1,278	20,219	—	21,497
Accrued postemployment costs	—	2,147	258	—	2,405
Other liabilities	—	270	482	—	752
TOTAL LIABILITIES	—	39,069	30,674	(13,006)	56,737
Redeemable noncontrolling interest	—	—	23	—	23
9.00% Series A cumulative compounding redeemable preferred stock	8,320	—	—	—	8,320
Total shareholders' equity	57,685	66,005	72,900	(138,905)	57,685
Noncontrolling interest	—	—	208	—	208
TOTAL EQUITY	57,685	66,005	73,108	(138,905)	57,893
TOTAL LIABILITIES AND EQUITY	$66,005	$105,074	$103,805	$(151,911)	$122,973

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$—	$166	$104	$—	$270
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(242)	(61)	—	(303)
Net proceeds from/(payments on) intercompany lending activities	—	423	314	(737)	—
Return of capital	667	—	—	(667)	—
Other investing activities, net	—	(19)	(3)	—	(22)
Net cash provided by/(used for) investing activities	667	162	250	(1,404)	(325)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(4)	(2)	—	(6)
Net proceeds from/(payments on) intercompany borrowing activities	—	(314)	(423)	737	—
Dividends paid-Series A Preferred Stock	—	—	—	—	—
Dividends paid-common stock	(667)	(667)	—	667	(667)
Other financing activities, net	—	29	17	—	46
Net cash provided by/(used for) financing activities	(667)	(956)	(408)	1,404	(627)
Effect of exchange rate changes on cash and cash equivalents	—	—	44	—	44
Cash and cash equivalents:
Net increase/(decrease)	—	(628)	(10)	—	(638)
Balance at beginning of period	—	3,189	1,648	—	4,837
Balance at end of period	$—	$2,561	$1,638	$—	$4,199

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 29, 2015
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$180	$(103)	$20	$(180)	$(83)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(26)	(27)	—	(53)
Net proceeds from/(payments on) intercompany lending activities	—	(609)	(747)	1,356	—
Return of capital	—	5	—	(5)	—
Other investing activities, net	—	(1)	5	—	4
Net cash provided by/(used for) investing activities	—	(631)	(769)	1,351	(49)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(1,960)	(2)	—	(1,962)
Proceeds from issuance of long-term debt	—	2,000	—	—	2,000
Net proceeds from/(payments on) intercompany borrowing activities	—	747	609	(1,356)	—
Dividends paid-Series A Preferred Stock	(180)	—	—	—	(180)
Dividends paid-common stock	—	(180)	—	180	—
Other intercompany capital stock transactions	—	—	(5)	5	—
Other financing activities, net	—	(16)	(56)	—	(72)
Net cash provided by/(used for) financing activities	(180)	591	546	(1,171)	(214)
Effect of exchange rate changes on cash and cash equivalents	—	—	(53)	—	(53)
Cash and cash equivalents:
Net increase/(decrease)	—	(143)	(256)	—	(399)
Balance at beginning of period	—	541	1,757	—	2,298
Balance at end of period	$—	$398	$1,501	$—	$1,899

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Description of the Company
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, throughout the world.
In the first quarter of 2016, we moved certain historical Kraft export businesses from our United States segment to our Rest of World and Europe segments to align with our long-term go-to-market strategies. We began to manage and report our results reflecting this change in the first quarter of 2016 and have reflected this change in all pro forma historical information presented. The impact of this change is not material to current or prior period results.
Items Affecting Comparability of Financial Results
The 2015 Merger
We completed the 2015 Merger on July 2, 2015. See Note 1, Background and Basis of Presentation, and Note 2, Merger and Acquisition, to the condensed consolidated financial statements for additional information.
Integration and Restructuring Expenses
We recorded expenses of $260 million for the three months ended April 3, 2016 and $43 million for the three months ended March 29, 2015 related to the Integration Program and restructuring activities. These expenses include our multi-year $1.9 billion Integration Program, which we announced following the 2015 Merger. The Integration Program costs primarily include organization costs, including cash and non-cash severance, footprint costs to exit facilities, and other costs incurred as a direct result of restructuring activities related to the 2015 Merger. Additionally, we anticipate capital expenditures of approximately $1.1 billion related to the Integration Program, and as of April 3, 2016, we have recognized $318 million in capital expenditures since the inception of the program. The Integration Program is designed to reduce costs, integrate, and optimize our combined organization and is expected to achieve $1.5 billion of pre-tax savings by 2017, primarily benefiting the United States and Canada segments. During the three months ended April 3, 2016, we realized approximately $225 million of pre-tax savings. Since the inception of the program, our cumulative savings achieved are approximately $350 million. See Note 3, Integration and Restructuring Expenses, to the condensed consolidated financial statements for additional information.
Results of Operations
Due to the size of Kraft's business relative to the size of Heinz's business prior to the 2015 Merger, and for purposes of comparability, the Results of Operations include certain unaudited pro forma condensed combined financial information (the “pro forma financial information”) adjusted to assume that Kraft and Heinz were a combined company for the first quarter of 2015. This pro forma financial information reflects combined historical results, preliminary purchase accounting adjustments, and adjustments to align accounting policies for the three months ended March 29, 2015. Pro forma adjustments are only reflected for the three months ended March 29, 2015, as Kraft and Heinz were a combined company for the entire three months ended April 3, 2016. For more information see Supplemental Unaudited Pro Forma Condensed Combined Financial Information.
In addition, we include certain non-GAAP financial measures, which, for the three months ended March 29, 2015, are derived from these unaudited pro forma results. These non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. For additional information see Non-GAAP Financial Measures.
Consolidated Results of Operations
Three Months Ended April 3, 2016 compared to the Three Months Ended March 29, 2015:
Summary of Results

	For the Three Months Ended
	April 3, 2016	March 29, 2015	% Change
	(in millions, except per share data)
Net sales	$6,570	$2,478	165.1%
Operating income	1,513	509	197.2%
Net income/(loss) attributable to common shareholders	896	96	833.3%
Diluted earnings/(loss) per share	0.73	0.24	204.2%

Net Sales

	For the Three Months Ended
	April 3, 2016	March 29, 2015	% Change
	(in millions)
Net sales	$6,570	$2,478	165.1%
Pro forma net sales(a)	6,570	6,830	(3.8)%
Organic Net Sales(b)	6,720	6,644	1.1%

(a) There are no pro forma adjustments in the three months ended April 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Net sales increased 165.1% to $6.6 billion for the three months ended April 3, 2016 compared to the three months ended March 29, 2015, primarily driven by the 2015 Merger.
Pro forma net sales decreased 3.8% reflecting the unfavorable impacts of foreign currency (4.5 pp) and divestitures (0.4 pp). Organic Net Sales increased 1.1% driven by favorable volume/mix (0.8 pp) and higher pricing (0.3 pp). Favorable volume/mix was primarily driven by growth in condiments and sauces globally, refrigerated meal combinations and foodservice in the United States, partially offset by lower shipments of ready-to-drink beverages in the United States. Pricing was higher despite deflation in key commodity costs (which we define as dairy, meat, coffee and nuts) in the United States and Canada, primarily dairy and coffee.
Operating Income

	For the Three Months Ended
	April 3, 2016	March 29, 2015	% Change
	(in millions)
Operating income	$1,513	$509	197.2%
Adjusted EBITDA(c)	1,951	1,609	21.3%
(c) Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Operating income increased 197.2% to $1.5 billion for the three months ended April 3, 2016 compared to the three months ended March 29, 2015, primarily driven by the 2015 Merger. The benefit realized from the 2015 Merger was partially offset by higher Integration Program and restructuring expenses, higher depreciation and amortization expense, as well as the unfavorable impact of foreign currency.
Adjusted EBITDA increased 21.3% to $2.0 billion for the three months ended April 3, 2016 compared to the three months ended March 29, 2015, primarily driven by savings from Integration Program and restructuring activities and favorable pricing net of commodity costs, partially offset by the unfavorable impact of foreign currency (6.0 pp).
Net Income and Diluted EPS

	For the Three Months Ended
	April 3, 2016	March 29, 2015	% Change
	(in millions, except per share data)
Net income/(loss) attributable to common shareholders	$896	$96	833.3%
Diluted earnings per share	0.73	0.24	204.2%
Adjusted EPS(d)	0.73	0.53	37.7%
(d) Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Net income/(loss) attributable to common shareholders increased $800 million to $896 million for the three months ended April 3, 2016 compared to the three months ended March 29, 2015. The increase was due to the increase in operating income discussed above, as well as the absence of a preferred dividend payment in the current period, partially offset by higher interest expense, lower other expense/(income), net and a higher effective tax rate as follows:

•
Interest expense increased to $249 million for the three months ended April 3, 2016, compared to $201 million in the prior year period. This increase was primarily due to the assumption of $8.6 billion of Kraft's long-term debt obligations in the 2015 Merger, partially offset by interest savings following our 2015 refinancing activities, as well as a write-off of debt issuance costs associated with 2015 refinancing activities in the prior period.

•
Other expense/(income), net decreased to $8 million of income for the three months ended April 3, 2016, compared to $39 million of income in the prior year period. The decrease was primarily due to gains in the prior period from the termination of interest rate swaps associated with the 2015 debt refinancing as well as other derivative gains.

•
The effective tax rate was 29.2% for the three months ended April 3, 2016 compared to 19.5% for the three months ended March 29, 2015. The increase in our effective tax rate was driven by the 2015 Merger. With the 2015 Merger, our operations in the United States and Canada increased and resulted in higher blended statutory tax rates and a larger amount of tax exempt income. See Note 6, Income Taxes, to the condensed consolidated financial statements for a discussion of income tax rates.

•
The Series A Preferred Stock entitles holders to a 9.00% annual dividend, to be paid in four dividends, in arrears on each March 7, June 7, September 7, and December 7, in cash. While the Series A Preferred Stock remains outstanding, if we declare or pay a common stock dividend, we must also declare and pay in full the Series A Preferred Stock dividend for the then-current period. In connection with the declaration of our common stock dividend on December 8, 2015, we also declared and paid the Series A Preferred Stock dividend that would otherwise have been payable on March 7, 2016. Accordingly, there were no cash distributions related to our Series A Preferred Stock in the first quarter of 2016.

	For the Three Months Ended
	April 3, 2016	March 29, 2015	$ Change	% Change
Diluted earnings per share	0.73	0.24	0.49	204.2%
Impact of the Kraft acquisition and pro forma adjustments, net	—	0.22	(0.22)
Integration and restructuring expenses	0.14	0.05	0.09
Merger costs	0.01	0.02	(0.01)
Additional preferred dividend in 2015	(0.15)	—	(0.15)
Adjusted EPS(d)	0.73	0.53	0.20	37.7%

Key drivers of Adjusted EPS(d):
Results of operations			0.24
Change in interest expense			0.01
Change in other expense/(income), net			(0.03)
Change in effective income tax rate and other			(0.02)
			0.20
(d) Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Diluted earnings per share increased 204.2% to $0.73 for the three months ended April 3, 2016. The increase in diluted earnings per share was driven primarily by the net income factors discussed above, partially offset by the effect of an increase in the weighted average shares of common stock outstanding following the 2015 Merger.
Adjusted EPS increased 37.7% to $0.73 for the three months ended April 3, 2016 compared to $0.53 for the three months ended March 29, 2015, primarily driven by Adjusted EBITDA growth and lower interest expense, which were partially offset by the unfavorable impact of foreign currency, lower other expense/(income), net, and a higher effective tax rate.

Results of Operations by Segment
Three Months Ended April 3, 2016 compared to the Three Months Ended March 29, 2015:
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
Management evaluates segment performance based on several factors including net sales and Segment Adjusted EBITDA. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment operating results), impairment losses, gain/(loss) associated with the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses. In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013.

	For the Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Net sales:
United States	$4,715	$868
Canada	504	121
Europe	553	626
Rest of World	798	863
Total net sales	$6,570	$2,478

	For the Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Pro forma net sales(a):
United States	$4,715	$4,707
Canada	504	551
Europe	553	626
Rest of World	798	946
Total pro forma net sales	$6,570	$6,830
(a) There are no pro forma adjustments in the three months ended April 3, 2016 as Kraft and Heinz were a combined company for the entire period.

	For the Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Organic Net Sales(b):
United States	$4,715	$4,707
Canada	559	551
Europe	577	599
Rest of World	869	787
Total Organic Net Sales	$6,720	$6,644
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in pro forma net sales and Organic Net Sales for the three months ended April 3, 2016 compared to the three months ended March 29, 2015 were:

	Pro Forma Net Sales	Currency	Divestitures	Organic Net Sales	Price	Volume/Mix
United States	0.2%	0.0 pp	0.0 pp	0.2%	0.1 pp	0.1 pp
Canada	(8.5)%	(10.0) pp	0.0 pp	1.5%	3.7 pp	(2.2) pp
Europe	(11.7)%	(3.9) pp	(4.1) pp	(3.7)%	(2.9) pp	(0.8) pp
Rest of World	(15.6)%	(26.0) pp	0.0 pp	10.4%	2.1 pp	8.3 pp
	(3.8)%	(4.5) pp	(0.4) pp	1.1%	0.3 pp	0.8 pp

	For the Three Months Ended
	April 3, 2016	March 29, 2015
	(in millions)
Segment Adjusted EBITDA:
United States	$1,493	$1,123
Canada	151	113
Europe	177	214
Rest of World	167	190
General corporate expenses	(37)	(31)
Depreciation and amortization (excluding integration and restructuring expenses)	(161)	(216)
Integration and restructuring expenses	(260)	(81)
Merger costs	(15)	(13)
Unrealized gains/(losses) on commodity hedges	8	2
Nonmonetary currency devaluation	(1)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(9)	(19)
Other pro forma adjustments(c)	—	(773)
Operating income	1,513	509
Interest expense	249	201
Other expense/(income), net	(8)	(39)
Income/(loss) before income taxes	$1,272	$347
(c) See Supplemental Unaudited Pro Forma Condensed Combined Financial Information for additional information.
United States

	For the Three Months Ended
	April 3, 2016	March 29, 2015	% Change
	(in millions)
Net sales	$4,715	$868	443.2%
Pro forma net sales(a)	4,715	4,707	0.2%
Organic Net Sales(b)	4,715	4,707	0.2%
Segment Adjusted EBITDA	1,493	1,123	32.9%

(a) There are no pro forma adjustments in the three months ended April 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Net sales increased 443.2% to $4.7 billion, primarily driven by the 2015 Merger. Pro forma net sales and Organic Net Sales increased 0.2%, driven by relatively neutral volume/mix (0.1 pp) and neutral pricing (0.1 pp). Neutral volume/mix was primarily driven by innovation-related gains in refrigerated meal combinations, as well as higher shipments in foodservice and coffee that were substantially offset by declines in ready-to-drink beverages, bacon, and frozen nutritional meals. Pricing was neutral despite deflation in key commodities, primarily dairy and coffee.

Segment Adjusted EBITDA increased 32.9%, primarily due to gains from the Integration Program and favorable pricing net of commodity costs, partially offset by volume declines in ready-to-drink beverages and frozen nutritional meals. Integration Program savings were driven by zero-based budgeting initiatives, as well as corporate overhead reductions implemented after the 2015 Merger.
Canada

	For the Three Months Ended
	April 3, 2016	March 29, 2015	% Change
	(in millions)
Net sales	$504	$121	316.5%
Pro forma net sales(a)	504	551	(8.5)%
Organic Net Sales(b)	559	551	1.5%
Segment Adjusted EBITDA	151	113	33.6%

(a) There are no pro forma adjustments in the three months ended April 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Net sales increased 316.5% to $504 million, primarily driven by the 2015 Merger. Pro forma net sales decreased by 8.5% reflecting the unfavorable impact of foreign currency (10.0 pp). Organic Net Sales increased 1.5% driven by higher pricing (3.7 pp) that was partially offset by unfavorable volume/mix (2.2 pp). Pricing increased from significant pricing actions to offset higher input costs in local currency, despite deflation in key commodity costs. Unfavorable volume/mix reflected the volume impact of reduced promotional activity in cheese versus the prior year, as well as lower shipments of coffee and foodservice, partially offset by higher shipments of condiments and sauces.
Segment Adjusted EBITDA increased 33.6% despite the unfavorable impact of foreign currency (14.2 pp). This increase was driven primarily by Integration Program savings and favorable pricing net of higher local input costs that were partially offset by unfavorable volume/mix.
Europe

	For the Three Months Ended
	April 3, 2016	March 29, 2015	% Change
	(in millions)
Net sales	$553	$626	(11.7)%
Pro forma net sales(a)	553	626	(11.7)%
Organic Net Sales(b)	577	599	(3.7)%
Segment Adjusted EBITDA	177	214	(17.3)%

(a) There are no pro forma adjustments in the three months ended April 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Net sales and pro forma net sales decreased 11.7% partially due to the unfavorable impacts of divestitures (4.1 pp) and foreign currency (3.9 pp). Organic Net Sales decreased 3.7% due to lower pricing (2.9 pp) and unfavorable volume/mix (0.8 pp). Lower pricing was primarily due to increased promotional activity in soup and beans in the UK versus the prior year period. Unfavorable volume/mix was primarily due to declines in infant nutrition in the UK and Italy, as well as soup in the UK, partially offset by growth of beans in the UK as well as condiments and sauces across Europe.
Segment Adjusted EBITDA decreased 17.3%, partially due to the unfavorable impact of foreign currency (3.7 pp). Excluding currency, the Segment Adjusted EBITDA decline was primarily due to lower pricing and an increase in marketing investments.

Rest of World

	For the Three Months Ended
	April 3, 2016	March 29, 2015	% Change
	(in millions)
Net sales	$798	$863	(7.5)%
Pro forma net sales(a)	798	946	(15.6)%
Organic Net Sales(b)	869	787	10.4%
Segment Adjusted EBITDA	167	190	(12.1)%

(a) There are no pro forma adjustments in the three months ended April 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Net sales decreased 7.5%, reflecting the unfavorable impact of foreign currency, which was partially offset by the inclusion of Kraft in the current period. Pro forma net sales decreased 15.6% due to the unfavorable impact of foreign currency (26.0 pp, including 17.0 pp from the devaluation of the Venezuelan bolivar). Organic Net Sales increased 10.4%, driven by favorable volume/mix (8.3 pp) and higher pricing (2.1 pp). Favorable volume/mix was driven by growth in condiments and sauces across all regions, as well as beverages in Indonesia. Higher pricing was driven by pricing actions to offset higher input costs in local currency in Latin America.
Segment Adjusted EBITDA decreased 12.1%, primarily due to the unfavorable impact of foreign currency (38.2 pp, including 29.5 pp from the devaluation of the Venezuelan bolivar). Excluding currency, Segment Adjusted EBITDA growth was primarily driven by favorable volume/mix.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, our Revolving Credit Facility (as defined below), and our commercial paper program, will provide sufficient liquidity to meet our working capital needs, expected Integration Program and restructuring expenditures, planned capital expenditures and contributions to our postemployment benefit plans, future contractual obligations, and payment of our anticipated quarterly dividends. We intend to use our cash on hand and our Revolving Credit Facility for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Net Cash Provided by/Used for Operating Activities:
Cash provided by operating activities was $270 million in the three months ended April 3, 2016 compared to net cash used of $83 million in the three months ended March 29, 2015. The increase in cash provided by operating activities was primarily due to an increase in operating income as a result of the 2015 Merger partially offset by working capital increases that were more unfavorable than the prior year, an increase of cash spent on the Integration Program and restructuring activities, and an increase in pension contributions. See Note 8, Postemployment Benefits, for further discussion of our pension contributions, including the amount that we expect to pay in the current year.
Net Cash Provided by/Used for Investing Activities:
Net cash used in investing activities was $325 million in the three months ended April 3, 2016 compared to $49 million in the three months ended March 29, 2015. The increase in cash used in investing activities was primarily driven by an increase in capital expenditures. We expect 2016 capital expenditures to be approximately $1.6 billion, including capital expenditures required for our ongoing integration and restructuring activities.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $627 million in the three months ended April 3, 2016 compared to net cash used of $214 million in the three months ended March 29, 2015. The increase in cash used for financing activities was primarily driven by the payment of our quarterly common stock cash dividend, which commenced in the third quarter of 2015. Additionally, in the prior year we had a benefit from proceeds from the issuance of long-term debt, which were largely offset by repayments of long-term debt. Our cash used for financing activities for the three months ended April 3, 2016 also reflected the positive impact of there being no cash distribution related to our Series A Preferred Stock in the three months ended April 3, 2016 compared to cash distributions of $180 million in the three months ended March 29, 2015. See Equity and Dividends for further information on our cash distributions related to our Series A Preferred Stock.
Cash held by international subsidiaries:
At April 3, 2016, approximately $1.6 billion of cash and short-term investments were held by international subsidiaries.

We have provided a deferred tax liability of $22 million for undistributed earnings not considered to be indefinitely reinvested.
We consider the unremitted earnings of our international subsidiaries that have not been previously taxed in the United States to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our United States cash requirements. If we decide at a later date to repatriate these funds to the United States, we would be required to pay taxes on these amounts based on the applicable United States tax rates net of credits for foreign taxes already paid.
Further, certain previously taxed earnings have not yet been remitted and certain intercompany loans have not been repaid. As a result, in future periods, we believe that we could remit approximately $4.3 billion of cash to the United States without incurring any additional material tax expense.
Total Debt:
Our long-term debt was $25.3 billion at April 3, 2016 and $25.2 billion at January 3, 2016. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of April 3, 2016.
We maintain our Senior Credit Facilities comprised of our $4.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $600 million Term Loan Facility (together with the Revolving Credit Facility, the “Senior Credit Facilities”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facilities contain customary representations, covenants, and events of default. At April 3, 2016, $600 million aggregate principal amount of our Term Loan Facility was outstanding. No amounts were drawn on our Revolving Credit Facility at April 3, 2016 or during the three months ended April 3, 2016. Effective May 4, 2016, we amended the Revolving Credit Facility to increase the letter of credit sub-facility from $150 million to $300 million. In addition, we extended the maturity of the Senior Credit Facilities from July 6, 2020 to July 6, 2021. See our consolidated financial statements and related notes on Form 10-K for the year ended January 3, 2016, for additional information on our Senior Credit Facilities, including covenant information related to our Revolving Credit Facility, interest rates on borrowings, maturity dates, and other general terms.
Series A Preferred Stock:
We currently intend to redeem the Series A Preferred Stock during the second quarter of 2016. We expect to fund this redemption primarily through the issuance of new debt securities, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand.The amount, nature, and timing of any issuances of debt will depend on the economic environment, current interest rates, and overall market conditions.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, tomatoes, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, and wheat to manufacture our products. In addition, we purchase and use significant quantities of resins, metals, and cardboard to package our products and natural gas to operate our facilities. We continuously monitor worldwide supply and cost trends of these commodities.
Markets for our key commodities were volatile for the quarter ended April 3, 2016. We expect commodity cost volatility to continue over the remainder of the year. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There were no material changes to our off-balance sheet arrangements and aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2016.
Equity and Dividends
Common Stock Dividends:
We paid common stock dividends of $667 million in the first quarter of 2016. No common stock dividends were paid in the first quarter of 2015. On February 25, 2016, our Board of Directors declared a cash dividend of $0.575 per share of common stock, which was paid on April 8, 2016, to shareholders of record on March 18, 2016. We accrued dividends payable related to this dividend as of April 3, 2016. Additionally, on May 4, 2016, our Board of Directors declared a cash dividend of $0.575 per share of common stock, which is payable on July 8, 2016 to shareholders of record on May 27, 2016. The present annualized dividend rate is $2.30 per share of common stock. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.

Series A Preferred Stock:
Our Series A Preferred Stock entitles holders to a 9.00% annual dividend, to be paid in four dividends, in arrears on each March 7, June 7, September 7, and December 7, in cash. While the Series A Preferred Stock remains outstanding, if we declare or pay a common stock dividend, we must also declare and pay in full the Series A Preferred Stock dividend for the then-current period. In connection with the declaration of our common stock dividend on December 8, 2015, we also declared and paid the Series A Preferred Stock dividend that would otherwise have been payable on March 7, 2016. Accordingly, there were no cash distributions related to our Series A Preferred Stock in the first quarter of 2016. We made cash distributions of $180 million related to our Series A Preferred Stock in the first quarter of 2015. Additionally, our payment of our common stock dividend on April 8, 2016 resulted in a corresponding payment of the Series A Preferred Stock dividend that would have otherwise been payable on June 7, 2016.
Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended January 3, 2016 in our Annual Report on Form 10-K. Our significant accounting estimates are described in our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 3, 2016 in our Annual Report on Form 10-K.
We changed the method that we use to estimate the service cost and interest cost components of net pension cost/(benefit) and net postretirement cost/(benefit). We use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The new method will result in a decrease in service cost and interest cost compared to what our costs would have been under the previous method. This change did not affect the measurement of our total benefit obligations. We have accounted for this change prospectively as a change in accounting estimate.
New Accounting Pronouncements
See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for a discussion of new accounting pronouncements.
Contingencies
See Note 12, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of contingencies.
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
The following unaudited pro forma condensed combined statements of income for the three months ended March 29, 2015 are based on the historical financial statements of Heinz and Kraft after giving effect to the 2015 Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to these unaudited pro forma condensed combined statements of income.
The Heinz statement of income information for the three months ended March 29, 2015 was derived from the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The Kraft statement of income information for the three months ended March 29, 2015 was derived from its unaudited condensed consolidated financial statements included in Kraft’s Quarterly Report on Form 10-Q for the first quarter of 2015.
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
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the 2015 Merger Date for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. Our purchase price allocation is substantially complete with the exception of identifiable intangible assets and certain income tax accounts. During the measurement period, we will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from our preliminary estimates.
The unaudited pro forma condensed combined financial information has been prepared in accordance with SEC Regulation S-X Article 11 and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of the dates indicated, nor are they meant to be indicative of our anticipated combined future results. In addition, the accompanying unaudited pro forma condensed combined statements of income do not reflect any additional anticipated synergies, operating efficiencies, cost savings, or any integration costs that may result from the 2015 Merger.
The historical consolidated financial information has been adjusted in the accompanying unaudited pro forma condensed combined statements of income to give effect to unaudited pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of the combined company. As a result, under SEC Regulation S-X Article 11, certain expenses such as Deal Costs and the fair value step-up of Kraft’s inventory (“Inventory Step-up Costs”), if applicable, are eliminated from pro forma results in the period presented. In contrast, under the ASC 805 presentation in Note 2, Merger and Acquisition, to the condensed consolidated financial statements, these expenses are required to be included in prior year pro forma results.
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

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Three Months Ended March 29, 2015
(in millions, except per share data)
(Unaudited)

	Historical Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$2,478	$4,352	$—	$6,830
Cost of products sold	1,631	2,989	(64)	4,556
Gross profit	847	1,363	64	2,274
Selling, general and administrative expenses	338	622	32	992
Operating income	509	741	32	1,282
Interest expense	201	124	(20)	305
Other expense/(income), net	(39)	(17)	—	(56)
Income/(loss) before income taxes	347	634	52	1,033
Provision for/(benefit from) income taxes	68	204	20	292
Net income/(loss)	279	430	32	741
Net income/(loss) attributable to noncontrolling interest	3	—	—	3
Net income/(loss) attributable to Kraft Heinz	276	430	32	738
Preferred dividends	180	—	—	180
Net income/(loss) attributable to common shareholders	$96	$430	$32	$558

Basic common shares outstanding	377	588	222	1,187
Diluted common shares outstanding	399	593	226	1,218

Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.26	$0.73	$(0.52)	$0.47
Diluted earnings/(loss)	0.24	0.72	(0.50)	0.46

The Kraft Heinz Company
Summary of Pro Forma Adjustments
(in millions)
(Unaudited)

For the Three Months Ended
March 29, 2015
Impact to cost of products sold:
Postemployment benefit costs(a)	$(64)
Impact to cost of products sold	$(64)

Impact to selling, general and administrative expenses:
Depreciation and amortization(b)	$42
Compensation expense(c)	13
Postemployment benefit costs(a)	1
Deal costs(d)	(24)
Impact to selling, general and administrative expenses	$32

Impact to interest expense:
Interest expense(e)	$(20)
Impact to interest expense	$(20)
Adjustments included in the accompanying unaudited pro forma condensed combined statements of income are as follows:

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

(b)
Represents incremental amortization resulting from the fair value adjustment of Kraft’s definite-lived intangible assets in connection with the 2015 Merger. The net change in depreciation expense resulting from the fair value adjustment of property, plant, and equipment was insignificant. See our consolidated financial statements and related notes on Form 10-K for the year ended January 3, 2016, for additional information on the determination of fair values.

(c)
Represents the incremental compensation expense due to the fair value remeasurement of certain of Kraft’s equity awards in connection with the 2015 Merger. See our consolidated financial statements and related notes on Form 10-K for the year ended January 3, 2016, for additional information on the conversion of Kraft’s equity awards in connection with the 2015 Merger.

(d)	Represents the elimination of nonrecurring deal costs incurred in connection with the 2015 Merger.

(e)
Represents the incremental change in interest expense resulting from the fair value adjustment of Kraft’s long-term debt in connection with the 2015 Merger, including the elimination of the historical amortization of deferred financing fees and amortization of original issuance discount.

We calculated the income tax effect of the pro forma adjustments using a 38.5% weighted average statutory tax rate for the period presented.
Additionally, we calculated the unaudited pro forma weighted average number of basic shares outstanding by adding Heinz’s historical weighted average number of basic shares outstanding, the 500 million shares issued to the Sponsors in connection with their equity investments (after giving effect to the pre-closing Heinz conversion ratio of 0.443332) and the historical weighted average number of basic shares of Kraft, which were converted on a 1:1 basis into shares of Kraft Heinz. We calculated the unaudited pro forma weighted average number of diluted shares outstanding by adding the effect of dilutive securities to the unaudited pro forma weighted average number of basic shares outstanding, including dilutive securities related to historical Heinz.

Non-GAAP Financial Measures
Our non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.
To supplement the condensed consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Organic Net Sales, Adjusted EBITDA, and Adjusted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, operating income, diluted earnings per share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
Management uses these non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations. Management believes that presenting our non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding U.S. GAAP financial measures and the reconciliations to those measures, provides investors with additional understanding of the factors and trends affecting our business than could be obtained absent these disclosures.
Organic Net Sales is defined as net sales excluding, when they occur, the impact of acquisitions, currency, divestitures, and a 53rd week of shipments. We calculate the impact of currency on net sales by holding exchange rates constant at the previous year's exchange rate, with the exception of Venezuela following our June 28, 2015 currency devaluation, for which we calculate the previous year's results using the current year's exchange rate. Organic Net Sales for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. Organic Net Sales is a tool intended to assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations.
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes, depreciation and amortization (excluding integration and restructuring expenses) (including amortization of postretirement benefit plans prior service credits); excluding, when they occur, the impacts of integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, nonmonetary currency devaluation, equity award compensation expense (excluding integration and restructuring expenses), impairment losses, and losses/(gains) on the sale of a business. Adjusted EBITDA for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. Adjusted EBITDA is a tool intended to assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations.
Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, nonmonetary currency devaluation and timing impacts of preferred stock dividends. Adjusted EPS for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. Management uses Adjusted EPS to assess operating performance on a consistent basis.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Organic Net Sales
For the Three Months Ended April 3, 2016 and March 29, 2015
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales	Impact of Currency	Impact of Divestitures	Organic Net Sales	Price	Volume/Mix
April 3, 2016*
United States	$4,715	$—	$—	$4,715
Canada	504	(55)	—	559
Europe	553	(24)	—	577
Rest of World	798	(71)	—	869
	$6,570	$(150)	$—	$6,720

March 29, 2015
United States	$4,707	$—	$—	$4,707
Canada	551	—	—	551
Europe	626	—	27	599
Rest of World	946	159	—	787
	$6,830	$159	$27	$6,644

Year-over-year growth rates
United States	0.2%	0.0 pp	0.0 pp	0.2%	0.1 pp	0.1 pp
Canada	(8.5)%	(10.0) pp	0.0 pp	1.5%	3.7 pp	(2.2) pp
Europe	(11.7)%	(3.9) pp	(4.1) pp	(3.7)%	(2.9) pp	(0.8) pp
Rest of World	(15.6)%	(26.0) pp	0.0 pp	10.4%	2.1 pp	8.3 pp
	(3.8)%	(4.5) pp	(0.4) pp	1.1%	0.3 pp	0.8 pp
*There are no pro forma adjustments in the three months ended April 3, 2016 as Kraft and Heinz were a combined company for the entire period.

The Kraft Heinz Company
Reconciliation of Pro Forma Operating Income to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended
	April 3, 2016*	March 29, 2015
Pro forma operating income	$1,513	$1,282
Depreciation and amortization (excluding integration and restructuring expenses)	161	216
Integration and restructuring expenses	260	81
Merger costs	15	13
Unrealized losses/(gains) on commodity hedges	(8)	(2)
Nonmonetary currency devaluation	1	—
Equity award compensation expense (excluding integration and restructuring expenses)	9	19
Adjusted EBITDA	$1,951	$1,609
*There are no pro forma adjustments in the three months ended April 3, 2016 as Kraft and Heinz were a combined company for the entire period.

The Kraft Heinz Company
Reconciliation of Pro Forma Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	April 3, 2016*	March 29, 2015
Pro forma diluted EPS	$0.73	$0.46
Integration and restructuring expenses	0.14	0.05
Merger costs	0.01	0.02
Additional preferred dividend in 2015	(0.15)	—
Adjusted EPS	$0.73	$0.53
*There are no pro forma adjustments in the three months ended April 3, 2016 as Kraft and Heinz were a combined company for the entire period.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “expect,” “improve,” “reassess,” “remain,” “will,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, the 2015 Merger, taxes, integration, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, increased competition; our ability to maintain, extend and expand our reputation and brand image; our ability to differentiate our products from other brands; the consolidation of retail customers; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our inability to realize the anticipated benefits from our cost savings initiatives; changes in relationships with significant customers and suppliers; execution of our international expansion strategy; changes in laws and regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; failure to successfully integrate Kraft Heinz; our ability to complete or realize the benefits from potential and completed acquisitions, alliances, divestitures or joint ventures; economic and political conditions in the nations in which we operate; the volatility of capital markets; increased pension, labor and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; disruptions in information technology networks and systems; our inability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers or regulators operate; our indebtedness and ability to pay such indebtedness; our dividend payments on our Series A Preferred Stock; tax law changes or interpretations; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see “Risk Factors” below in this Quarterly Report on Form 10-Q. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the three months ended April 3, 2016. For additional information, refer to our Annual Report on Form 10-K for the year ended January 3, 2016.
Item 4. Controls and Procedures.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 12, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of legal proceedings.
Item 1A. Risk Factors.
There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 3, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities during the Quarter ended April 3, 2016
Our share repurchase activity for the three months ended April 3, 2016 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
1/4/2016 - 2/7/2016	50,664	$73.11	—
2/8/2016 - 3/6/2016	244,384	76.75	—
3/7/2016 - 4/3/2016	—	—	—	$—
For the Quarter Ended April 3, 2016	295,048		—

(a)
Includes shares tendered by individuals who used shares to pay the related taxes for grants of RSUs that vested and shares repurchased related to employee benefit programs (including our 2016 bonus swap program).

Item 6. Exhibits.

Exhibit No.	Descriptions
10.1	The Kraft Heinz Company 2016 Omnibus Incentive Plan. +
10.2	Form of Non-Qualified Stock Option Award Agreement. +
10.3	Form of Matching Restricted Stock Unit Award Agreement. +
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended April 3, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

+ Indicates a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Kraft Heinz Company
Date:	May 5, 2016
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Kraft Heinz Company
Date:	May 5, 2016
		By:	/s/ Christopher R. Skinger
Christopher R. Skinger
Vice President, Global Controller
(Principal Accounting Officer)