Form 10-Q
period 2016-07-03
Kraft Heinz Co
filed 2016-08-05
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2016, there were 1,217,650,866 shares of the registrant's common stock outstanding.

The Kraft Heinz Company

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales	$6,793	$2,616	$13,363	$5,094
Cost of products sold	4,262	1,734	8,454	3,365
Gross profit	2,531	882	4,909	1,729
Selling, general and administrative expenses	895	438	1,760	776
Operating income	1,636	444	3,149	953
Interest expense	264	394	513	595
Other expense/(income), net	6	245	(2)	206
Income/(loss) before income taxes	1,366	(195)	2,638	152
Provision for/(benefit from) income taxes	411	(35)	783	33
Net income/(loss)	955	(160)	1,855	119
Net income/(loss) attributable to noncontrolling interest	5	4	9	7
Net income/(loss) attributable to Kraft Heinz	950	(164)	1,846	112
Preferred dividends	180	180	180	360
Net income/(loss) attributable to common shareholders	$770	$(344)	$1,666	$(248)
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.63	$(0.91)	$1.37	$(0.66)
Diluted earnings/(loss)	0.63	(0.91)	1.36	(0.66)
Dividends declared	0.575	—	1.15	—

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income/(loss)	$955	$(160)	$1,855	$119
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(418)	361	(146)	(433)
Net deferred gains/(losses) on net investment hedges	105	(206)	45	226
Net actuarial gains/(losses) arising during the period	—	(18)	—	(19)
Reclassification of net postemployment benefit losses/(gains)	(50)	8	(104)	7
Net deferred gains/(losses) on cash flow hedges	(14)	(10)	(32)	(77)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	4	137	(18)	138
Total other comprehensive income/(loss)	(373)	272	(255)	(158)
Total comprehensive income/(loss)	582	112	1,600	(39)
Comprehensive income/(loss) attributable to noncontrolling interest	5	5	16	(6)
Comprehensive income/(loss) attributable to Kraft Heinz	$577	$107	$1,584	$(33)

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	July 3, 2016	January 3, 2016
ASSETS
Cash and cash equivalents	$4,237	$4,837
Trade receivables (net of allowances of $32 at July 3, 2016 and at January 3, 2016)	1,114	871
Sold receivables	146	583
Inventories	2,881	2,618
Other current assets	969	871
Total current assets	9,347	9,780
Property, plant and equipment, net	6,423	6,524
Goodwill	44,641	43,051
Intangible assets, net	59,762	62,120
Other assets	1,511	1,498
TOTAL ASSETS	$121,684	$122,973
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$645	$4
Current portion of long-term debt	2,106	79
Trade payables	2,960	2,844
Accrued marketing	867	856
Accrued postemployment costs	164	328
Income taxes payable	368	417
Interest payable	393	401
Dividends payable	827	762
Other current liabilities	1,263	1,241
Total current liabilities	9,593	6,932
Long-term debt	30,002	25,151
Deferred income taxes	20,900	21,497
Accrued postemployment costs	2,341	2,405
Other liabilities	801	752
TOTAL LIABILITIES	63,637	56,737
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interest	—	23
9.00% cumulative compounding preferred stock, Series A, no shares authorized and issued at July 3, 2016 and 80,000 authorized and issued shares at January 3, 2016, $.01 par value	—	8,320
Equity:
Common stock, $.01 par value (5,000,000,000 shares authorized at July 3, 2016 and January 3, 2016; 1,217,900,434 shares issued and 1,217,354,448 shares outstanding at July 3, 2016; 1,214,391,614 shares issued and 1,213,978,752 shares outstanding at January 3, 2016)	12	12
Additional paid-in capital	58,525	58,375
Retained earnings/(deficit)	263	—
Accumulated other comprehensive income/(losses)	(933)	(671)
Treasury stock, at cost	(41)	(31)
Total shareholders' equity	57,826	57,685
Noncontrolling interest	221	208
TOTAL EQUITY	58,047	57,893
TOTAL LIABILITIES AND EQUITY	$121,684	$122,973

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at January 3, 2016	$12	$58,375	$—	$(671)	$(31)	$208	$57,893
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,846	—	—	9	1,855
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(262)	—	4	(258)
Dividends declared-Series A Preferred Stock	—	—	(180)	—	—	—	(180)
Dividends declared-common stock	—	—	(1,399)	—	—	—	(1,399)
Exercise of stock options, issuance of other stock awards, and other	—	150	(4)	—	(10)	—	136
Balance at July 3, 2016	$12	$58,525	$263	$(933)	$(41)	$221	$58,047

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	July 3, 2016	June 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,855	$119
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	720	179
Amortization of postretirement benefit plans prior service credits	(131)	(3)
Equity award compensation expense	26	5
Deferred income tax provision	3	(254)
Pension contributions	(177)	(33)
Nonmonetary currency devaluation	16	234
Other items, net	(113)	334
Changes in current assets and liabilities:
Trade receivables	(226)	(35)
Sold receivables	437	32
Inventories	(256)	(80)
Accounts payable	90	13
Other current assets	(68)	(69)
Other current liabilities	(72)	(31)
Net cash provided by/(used for) operating activities	2,104	411
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(514)	(163)
Proceeds from net investment hedges	77	306
Other investing activities, net	(79)	7
Net cash provided by/(used for) investing activities	(516)	150
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(12)	(1,963)
Proceeds from issuance of long-term debt	6,982	2,000
Proceeds from issuance of commercial paper	1,939	—
Repayments of commercial paper	(1,307)	—
Dividends paid-Series A Preferred Stock	(180)	(360)
Dividends paid-common stock	(1,334)	—
Redemption of Series A Preferred Stock	(8,320)	—
Other financing activities, net	43	(56)
Net cash provided by/(used for) financing activities	(2,189)	(379)
Effect of exchange rate changes on cash and cash equivalents	1	(333)
Cash and cash equivalents:
Net increase/(decrease)	(600)	(151)
Balance at beginning of period	4,837	2,298
Balance at end of period	$4,237	$2,147

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
Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. and 3G Global Food Holdings, L.P. (together, the “Sponsors”).
Changes in Accounting and Reporting:
In the third quarter of 2015, we made the following changes in accounting and reporting to harmonize our accounting and reporting as Kraft Heinz:

•
We made a voluntary change in accounting policy to classify certain warehouse and distribution costs (including shipping and handling costs) associated with the distribution of finished product to our customers as cost of products sold, which were previously recorded in selling, general and administrative expenses (“SG&A”). We made this voluntary change in accounting policy because we believe this presentation is preferable, as the classification in cost of products sold better reflects the cost of producing and distributing products. Additionally, this presentation enhances the comparability of our financial statements with industry peers and aligns with how we now internally manage and review costs. As required by U.S. GAAP, the change has been reflected in the condensed consolidated statements of income through retrospective application of the change in accounting policy. The impact of this change resulted in an increase in cost of products sold and a decrease in SG&A of $148 million for the three months and $299 million for the six months ended June 28, 2015.

•
We made a voluntary change in accounting policy to classify our trademark and license intangible asset impairments and amortization in SG&A, which were previously recorded in cost of products sold. We made this voluntary change in accounting policy because we believe this presentation is preferable, as removing these expenses from cost of products sold better aligns cost of products sold with costs directly associated with generating revenue. Additionally, this presentation enhances the comparability of our financial statements with industry peers and aligns with how we now internally manage and review costs. As required by U.S. GAAP, the change has been reflected in the condensed consolidated statements of income through retrospective application of the change in accounting policy. The impact of this change was an increase in SG&A and a decrease in cost of products sold by $63 million for the three months and $68 million for the six months ended June 28, 2015.

•
We determined that we had previously misclassified customer related intangible asset amortization. Such costs were previously included in cost of products sold but should have been included in SG&A. We have revised the classification to report these expenses in SG&A in the condensed consolidated statements of income for the applicable prior periods presented. The impact of this revision was to increase SG&A and decrease cost of products sold by $16 million for the three months and $32 million for the six months ended June 28, 2015. This misstatement was not material to any prior period financial statements.

Consistent with our consolidated financial statements in our Annual Report on Form 10-K for the year ended January 3, 2016, we separately presented sold receivables on our consolidated balance sheets and consolidated statements of cash flows. Our prior period cash flow balances have been reclassified to conform with the current period presentation.

Recently Issued Accounting Standards:
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update (“ASU”) that superseded previously existing revenue recognition guidance. Under this ASU, companies will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the company expects to be entitled in exchange for those goods or services. This ASU will be effective beginning in the first quarter of our fiscal year 2018. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
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
In February 2016, the FASB issued an ASU that superseded previously existing leasing guidance. The ASU is intended to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The new guidance requires lessees to reflect most leases on their balance sheet as assets and obligations. This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
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
Valuation Assumptions and Purchase Price Allocation:
We utilized estimated fair values at the 2015 Merger Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. Such allocation was final as of the issuance date of this report.
During the first half of 2016, we made measurement period adjustments to the preliminary purchase price allocation primarily reflecting (i) a decrease in indefinite-lived intangible assets of $2.0 billion, (ii) a decrease in deferred income tax liabilities of $564 million, and (iii) an increase in goodwill of $1.4 billion. We made these measurement period adjustments to reflect facts and circumstances that existed as of the 2015 Merger Date and did not result from intervening events subsequent to such date.

The final purchase price allocation to assets acquired and liabilities assumed in the transaction was (in millions):

Cash	$314
Other current assets	3,423
Property, plant and equipment	4,179
Identifiable intangible assets	47,771
Other non-current assets	214
Trade and other payables	(3,026)
Long-term debt	(9,286)
Net postemployment benefits and other non-current liabilities	(4,739)
Deferred income tax liabilities	(16,675)
Net assets acquired	22,175
Goodwill on acquisition	30,462
Total consideration	52,637
Fair value of shares exchanged and equity awards	42,855
Total cash consideration paid to Kraft shareholders	9,782
Cash and cash equivalents of Kraft at the 2015 Merger Date	314
Acquisition of business, net of cash on hand	$9,468
The 2015 Merger resulted in $30.5 billion of non tax deductible goodwill relating principally to synergies expected to be achieved from the combined operations and planned growth in new markets. Goodwill has been allocated to our segments as shown in Note 5, Goodwill and Intangible Assets.
Pro Forma Results:
The following table provides unaudited pro forma results, prepared in accordance with ASC 805, for the three and six months ended June 28, 2015, as if Kraft had been acquired as of December 30, 2013.

	For the Three Months Ended	For the Six Months Ended
	June 28, 2015	June 28, 2015
	(in millions, except per share data)
Net sales	$7,130	$13,960
Net income	366	1,104
Basic earnings per share	0.16	0.63
Diluted earnings per share	0.15	0.61
The unaudited pro forma results include certain purchase accounting adjustments. We have made pro forma adjustments to exclude deal costs (“Deal Costs”) of $47 million ($29 million net of tax) for the three months and $71 million ($44 million net of tax) for the six months ended June 28, 2015, because such costs are non-recurring and are directly attributable to the 2015 Merger. These expenses were included in the prior year pro forma results.
The unaudited pro forma results do not include any anticipated cost savings or other effects of future integration efforts. Unaudited pro forma amounts are not necessarily indicative of results had the 2015 Merger occurred on December 30, 2013 or of future results.
Note 3. Integration and Restructuring Expenses
Following the 2015 Merger, we announced a multi-year program (the “Integration Program”) designed to reduce costs, as well as integrate and optimize the combined organization. As part of these activities, we incur expenses (primarily employee separations, lease terminations and other direct exit costs) that qualify as exit and disposal costs under U.S. GAAP. We also incur expenses that are an integral component of, and directly attributable to, our restructuring activities, which do not qualify as exit and disposal costs (primarily accelerated depreciation, asset impairments, implementation costs such as new facility relocation and start-up costs, and other incremental costs).

Employee severance and other termination benefit packages are primarily determined based on established benefit arrangements, local statutory requirements, or historical benefit practices. We recognize the contractual component of these benefits when payment is probable and estimable; additional elements of severance and termination benefits associated with non-recurring benefits are recognized ratably over each employee’s required future service period. Asset-related costs consist primarily of accelerated depreciation, and to a lesser degree asset impairments. Charges for accelerated depreciation are recognized on long-lived assets that will be taken out of service before the end of their normal service, in which case depreciation estimates are revised to reflect the use of the asset over its shortened useful life. Asset impairments establish a new fair value basis for assets held for disposal or sale and those assets are written down to expected net realizable value if carrying value exceeds fair value. All other costs are recognized as incurred.
Integration Program:
We currently expect the Integration Program will result in $1.9 billion of pre-tax costs, with approximately 60% reflected in cost of products sold, comprised of the following categories:

•
Organization costs ($650 million) associated with our plans to streamline and simplify our operating structure, resulting in workforce reduction. These costs primarily include: severance and employee benefits (cash severance, non-cash severance, including accelerated equity award compensation expense, and pension and other termination benefits). Beginning in August 2015, we announced a new, streamlined structure for our businesses in the United States and Canada segments. This resulted in the reduction of salaried positions across the United States and Canada. Overall, we expect to eliminate 2,950 positions in connection with this reduction.

•
Footprint costs ($1.1 billion) associated with our plans to optimize our production and supply chain network, resulting in facility closures and consolidations. These costs primarily include: asset-related costs (accelerated depreciation and asset impairment charges), costs to exit facilities, relocation and start-up costs of new facilities, and severance and employee benefits. On November 4, 2015, we announced the closure of seven factories and began consolidation of our distribution network. In a staged process, production in these locations is shifting to other existing factories in the United States and Canada. Overall, we expect to eliminate 2,600 positions in connection with these activities.

•	Other costs ($150 million) incurred as a direct result of integration activities, primarily including: contract and lease terminations, professional fees, and other incremental third-party fees.
As of July 3, 2016, we have incurred $1.3 billion of cumulative costs under the Integration Program, including: $620 million of severance and employee benefit costs, $441 million of non-cash asset-related costs, $188 million of other implementation costs, and $80 million of other exit costs. We expect that approximately 60% of the Integration Program expenses will be cash expenditures. Our Integration Program costs during the three and six months ended July 3, 2016 were (in millions):

	For the Three Months Ended	For the Six Months Ended
	July 3, 2016	July 3, 2016
Severance and employee benefit costs	$30	$58
Asset-related costs	149	305
Other exit costs	17	25
Other implementation costs	63	112
	$259	$500
At July 3, 2016, the total Integration Program liability related primarily to the elimination of general salaried and footprint-related positions across the United States and Canada, 2,900 of whom have left the company by July 3, 2016. The liability balance associated with the Integration Program, which qualifies as U.S. GAAP exit and disposal costs, was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at January 3, 2016	$185	$23	$208
Charges	58	25	83
Cash payments	(83)	(38)	(121)
Non-cash utilization	(9)	—	(9)
Balance at July 3, 2016	$151	$10	$161
(a) Other exit costs primarily represent contract and lease terminations.
We expect that a substantial portion of the July 3, 2016 Integration Program liability will be paid in 2016.

Restructuring Activities:
Prior to the 2015 Merger, we executed a number of other restructuring activities focused primarily on workforce reduction and factory closure and consolidation, which are substantially complete. These programs, and other programs, resulted in the elimination of 8,250 positions and cumulative $568 million severance and employee benefit costs, $337 million non-cash asset-related costs, and $376 million other exit costs through July 3, 2016. Related to these restructuring activities, we incurred expenses of $25 million for the three months and $44 million for the six months ended July 3, 2016.
As of July 3, 2016, the liability balance associated with active restructuring projects, which qualifies as U.S. GAAP exit and disposal costs, was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at January 3, 2016	$25	$30	$55
Charges	17	1	18
Cash payments	(25)	(3)	(28)
Balance at July 3, 2016	$17	$28	$45
(a) Other exit costs primarily represent contract and lease terminations.
Total Integration and Restructuring:
Our total Integration Program and restructuring expenses were (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Severance and employee benefit costs - COGS	$23	$9	$29	$19
Severance and employee benefit costs - SG&A	14	11	46	13
Asset-related costs - COGS	137	31	279	34
Asset-related costs - SG&A	12	—	26	—
Other exit costs - COGS	39	6	72	23
Other exit costs - SG&A	59	5	92	16
	$284	$62	$544	$105
We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA. See Note 14, Segment Reporting, for additional information on our segment structure. The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
United States	$247	$31	$446	$40
Canada	9	11	27	12
Europe	13	9	28	34
Rest of World	—	5	—	9
Non-Operating	15	6	43	10
	$284	$62	$544	$105

Note 4. Inventories
Inventories at July 3, 2016 and January 3, 2016 were (in millions):

	July 3, 2016	January 3, 2016
Packaging and ingredients	$601	$563
Work in process	369	393
Finished product	1,911	1,662
Inventories	$2,881	$2,618
The increase in inventories in the second quarter of 2016 is primarily due to an increase in inventory production ahead of planned facility closures and consolidations under our Integration Program, combined with the impact of seasonality. See Note 3, Integration and Restructuring Expenses, for additional information on the Integration Program.
Note 5. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill from January 3, 2016 to July 3, 2016, by segment, were (in millions):

	United States	Canada	Europe	Rest of World	Total
Balance at January 3, 2016	$32,290	$4,796	$3,182	$2,783	$43,051
2015 Merger measurement period adjustments	1,433	—	—	—	1,433
Translation adjustments	—	334	(263)	86	157
Balance at July 3, 2016	$33,723	$5,130	$2,919	$2,869	$44,641
In connection with the 2015 Merger, we recorded $30.5 billion of goodwill in purchase accounting, representing the fair value as of the 2015 Merger Date. As of the issuance date of this report, the assignment of goodwill to reporting units was final. During the first half of 2016, we made measurement period adjustments to the 2015 Merger purchase price allocation, resulting in an increase of $1.4 billion to goodwill in the United States segment. See Note 2, Merger and Acquisition, for additional information on these measurement period adjustments.
In the first quarter of 2016, we moved certain of our export businesses and their related goodwill balances from our United States segment to our Rest of World and Europe segments. We have reflected this change in all historical periods presented. Accordingly, the segment goodwill balances at January 3, 2016 reflect a decrease of $1,473 million in the United States, an increase of $1,443 million in Rest of World, and an increase of $30 million in Europe. These amounts represent the final allocation of goodwill associated with these export businesses.
We test goodwill for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2016 annual impairment testing in the second quarter of 2016. There was no impairment of goodwill as a result of our testing; however we noted that one reporting unit within the Rest of World segment had an estimated fair value in excess of its carrying value of less than 10%. The goodwill carrying value of this reporting unit was $48 million as of April 4, 2016 (our goodwill impairment testing date).
Our goodwill balance consists of a large number of individual reporting units and had an aggregate carrying value of $44.6 billion as of July 3, 2016. A significant portion of this goodwill was recorded in connection with the 2015 Merger, at which time it represented the estimated fair value. Because the 2015 Merger occurred recently, we have a risk of future impairment to the extent that individual goodwill reporting unit performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. There were no accumulated impairment losses to goodwill as of July 3, 2016.

Indefinite-lived intangible assets:
In connection with the 2015 Merger, we recorded $43.1 billion of indefinite-lived intangible assets in purchase accounting, representing the fair values as of the 2015 Merger Date.
Indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at January 3, 2016	$55,824
2015 Merger measurement period adjustments	(1,978)
Translation adjustments	(253)
Balance at July 3, 2016	$53,593
We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2016 annual impairment testing in the second quarter of 2016. There was no impairment of indefinite-lived intangibles as a result of our testing; however, we noted that seven brands each had excess fair values over their carrying values of less than 10%. These brands had an aggregate carrying value of $6.1 billion at April 4, 2016 (our indefinite-lived intangible asset impairment testing date). Of the $6.1 billion aggregate carrying value, $5.6 billion was attributable to Velveeta, Lunchables, Maxwell House, and Cracker Barrel.
Our indefinite-lived intangible assets primarily consist of a large number of individual brands and had an aggregate carrying value of $53.6 billion as of July 3, 2016. A significant portion of these brands were adjusted to their estimated fair values in connection with the 2015 Merger. Because the 2015 Merger occurred recently, we have a risk of future impairment to the extent individual brand performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future.
Definite-lived intangible assets:
Definite-lived intangible assets at July 3, 2016 and January 3, 2016 were (in millions):

	July 3, 2016			January 3, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,354	$(122)	$2,232	$2,346	$(70)	$2,276
Customer-related assets	4,219	(292)	3,927	4,218	(209)	4,009
Other	14	(4)	10	15	(4)	11
	$6,587	$(418)	$6,169	$6,579	$(283)	$6,296
Amortization expense for definite-lived intangible assets was $66 million for the three months and $132 million for the six months ended July 3, 2016 and was $22 million for the three months and $44 million for the six months ended June 28, 2015. Aside from amortization expense, the changes in definite-lived intangible assets from January 3, 2016 to July 3, 2016 reflect the impact of foreign currency. We estimate that annual amortization expense for definite-lived intangible assets for each of the next five years will be approximately $275 million.
Note 6. Income Taxes
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment; accordingly, the consolidated income tax rate is a composite rate reflecting the earnings and applicable tax rates in various locations.
The effective tax rate was an expense of 30.1% for the three months and 29.7% for the six months ended July 3, 2016, reflecting the favorable benefit of pre-tax income in non-U.S. jurisdictions and certain tax exempt income. Our effective tax rate increased in comparison to the benefit of 17.6% for the three months and an expense of 21.8% for the six months ended June 28, 2015. The increase in our effective tax rate for the three and six months ended July 3, 2016 compared to the three and six months ended June 28, 2015 was driven by the 2015 Merger. With the 2015 Merger, our operations in the United States and Canada increased, resulting in an unfavorable impact to the effective tax rate of higher blended statutory tax rates and a favorable impact to the effective tax rate of a larger amount of tax exempt income.

Note 7. Employees’ Stock Incentive Plans
Our annual equity award grants and vesting occurred in the first quarter of 2016. Other off-cycle equity grants may occur throughout the year.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at January 3, 2016	24,205,612	$34.86
Options granted	1,204,005	77.66
Options forfeited	(470,020)	40.65
Options exercised	(3,090,965)	35.04
Outstanding at July 3, 2016	21,848,632	37.07
The aggregate intrinsic value of stock options exercised during the period was $137 million for the six months ended July 3, 2016.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
RSUs at January 3, 2016	968,444	$70.14
Granted	499,563	77.49
Forfeited	(57,558)	73.83
Vested	(404,578)	72.96
RSUs at July 3, 2016	1,005,871	72.43
The aggregate fair value of RSUs that vested during the period was $30 million for the six months ended July 3, 2016.
Total Equity Awards:
The compensation cost related to equity awards was primarily recognized in general corporate expenses within SG&A. Equity award compensation cost and the related tax benefit was (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Pre-tax compensation cost	$13	$3	$26	$5
Tax benefit	(4)	(1)	(8)	(2)
After-tax compensation cost	$9	$2	$18	$3
Unrecognized compensation cost related to unvested equity awards was $114 million at July 3, 2016 and is expected to be recognized over a weighted average period of three years.
Note 8. Postemployment Benefits
In the first quarter of 2016, we changed the method that we use to estimate the service cost and interest cost components of net pension cost/(benefit) and net postretirement cost/(benefit). We use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change resulted in a decrease in service and interest cost of approximately $20 million in the three months ended July 3, 2016 and approximately $40 million in the six months ended July 3, 2016 compared to what our costs would have been under the previous method. This change did not affect the measurement of our total benefit obligations. We have accounted for this change prospectively as a change in accounting estimate.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following for the three and six months ended July 3, 2016 and June 28, 2015 (in millions):

	For the Three Months Ended				For the Six Months Ended
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Service cost	$4	$2	$6	$5	$7	$3	$12	$10
Interest cost	53	4	22	22	106	9	43	43
Expected return on plan assets	(74)	(3)	(47)	(42)	(148)	(8)	(93)	(85)
Amortization of unrecognized losses/(gains)	—	1	—	—	—	2	—	—
Settlements	—	—	—	11	(6)	—	—	11
Curtailments	—	—	—	(2)	—	—	—	(2)
Net pension cost/(benefit)	$(17)	$4	$(19)	$(6)	$(41)	$6	$(38)	$(23)
We capitalized a portion of net pension costs/(benefits) into inventory based on our production activities. These amounts are included in the table above.
Employer Contributions:
During the six months ended July 3, 2016, we contributed $161 million to our U.S. pension plans, which included contributions related to the settlement of our U.S. nonqualified pension plan that was terminated effective December 31, 2015. During the six months ended July 3, 2016, we contributed $16 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of up to approximately $150 million to our U.S. plans and approximately $15 million to our non-U.S. plans during the remainder of 2016. However, our actual contributions may differ due to many factors, including changes in tax, employee benefit or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following for the three and six months ended July 3, 2016 and June 28, 2015 (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Service cost	$4	$1	$8	$2
Interest cost	14	2	30	4
Amortization of prior service costs/(credits)	(80)	(2)	(162)	(3)
Net postretirement cost /(benefit)	$(62)	$1	$(124)	$3
We capitalized a portion of net postretirement costs/(benefits) into inventory based on our production activities. These amounts are included in the table above.

Note 9. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses) were as follows (net of tax):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
	(in millions)
Balance as of January 3, 2016	$(1,646)	$922	$53	$(671)
Foreign currency translation adjustments	(153)	—	—	(153)
Net deferred gains/(losses) on net investment hedges	45	—	—	45
Reclassification of net postemployment benefit losses/(gains)	—	(104)	—	(104)
Net deferred gains/(losses) on cash flow hedges	—	—	(32)	(32)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	(18)	(18)
Total other comprehensive income/(loss)	(108)	(104)	(50)	(262)
Balance as of July 3, 2016	$(1,754)	$818	$3	$(933)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) for the three and six months ended July 3, 2016 and June 28, 2015 were as follows (in millions):

	For the Three Months Ended
	July 3, 2016			June 28, 2015
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(418)	$—	$(418)	$360	$—	$360
Net deferred gains/(losses) on net investment hedges	194	(89)	105	(330)	124	(206)
Net actuarial gains/(losses) arising during the period	—	—	—	(23)	5	(18)
Reclassification of net postemployment benefit losses/(gains)	(80)	30	(50)	10	(2)	8
Net deferred gains/(losses) on cash flow hedges	(17)	3	(14)	(8)	(2)	(10)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	6	(2)	4	223	(86)	137

	For the Six Months Ended
	July 3, 2016			June 28, 2015
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(153)	$—	$(153)	$(420)	$—	$(420)
Net deferred gains/(losses) on net investment hedges	110	(65)	45	421	(195)	226
Net actuarial gains/(losses) arising during the period	—	—	—	(25)	6	(19)
Reclassification of net postemployment benefit losses/(gains)	(168)	64	(104)	10	(3)	7
Net deferred gains/(losses) on cash flow hedges	(45)	13	(32)	(120)	43	(77)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(20)	2	(18)	222	(84)	138

The amounts reclassified from accumulated other comprehensive income/(losses) in the three and six months ended July 3, 2016 and June 28, 2015 were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses)				Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$(2)	$1	$(3)	$2	Net sales
Foreign exchange contracts	(4)	(11)	(33)	(16)	Cost of products sold
Foreign exchange contracts	11	—	14	(1)	Other expense/(income), net
Interest rate contracts	1	233	2	237	Interest expense
Losses/(gains) on cash flow hedges before income taxes	6	223	(20)	222
Losses/(gains) on cash flow hedges income taxes	(2)	(86)	2	(84)
Losses/(gains) on cash flow hedges	$4	$137	$(18)	$138

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$—	$1	$—	$2	(a)
Amortization of prior service costs/(credits)	(80)	(2)	(162)	(3)	(a)
Settlement and curtailments losses/(gains)	—	11	(6)	11	(a)
Losses/(gains) on postemployment benefits before income taxes	(80)	10	(168)	10
Losses/(gains) on postemployment benefits income taxes	30	(2)	64	(3)
Losses/(gains) on postemployment benefits	$(50)	$8	$(104)	$7

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 8, Postemployment Benefits, for additional information.
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
Derivative Volume:
The notional values of our derivative instruments at July 3, 2016 and January 3, 2016 were (in millions):

	Notional Amount
	July 3, 2016	January 3, 2016
Commodity contracts	$474	$787
Foreign exchange contracts	2,820	3,458
Cross-currency contracts	3,173	4,328

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets at July 3, 2016 and January 3, 2016 were (in millions):

	July 3, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$27	$41	$—	$—	$27	$41
Cross-currency contracts	—	—	450	14	—	—	450	14
Derivatives not designated as hedging instruments:
Commodity contracts	39	6	1	3	—	—	40	9
Foreign exchange contracts	—	—	27	15	—	—	27	15
Cross-currency contracts	—	—	40	—	—	—	40	—
Total fair value	$39	$6	$545	$73	$—	$—	$584	$79

	January 3, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$46	$6	$—	$—	$46	$6
Cross-currency contracts	—	—	605	—	—	—	605	—
Derivatives not designated as hedging instruments:
Commodity contracts	24	29	1	7	—	—	25	36
Foreign exchange contracts	—	—	88	13	—	—	88	13
Cross-currency contracts	—	—	47	—	—	—	47	—
Total fair value	$24	$29	$787	$26	$—	$—	$811	$55
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $46 million at July 3, 2016 and $44 million at January 3, 2016. No material amounts of collateral were received or posted on our derivative assets and liabilities at July 3, 2016.
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
Net Investment Hedging:
In the second quarter of 2016, we issued €1.8 billion aggregate principal amount of Euro denominated notes (see Note 12, Commitments, Contingencies and Debt). The principal amounts of this foreign denominated debt were designated as net investment hedges. Concurrently, we fully unwound our Euro swap (USD notional amount of $1.1 billion). At July 3, 2016, the principal amounts of foreign denominated debt designated as net investment hedges totaled €2,550 million and £400 million.
At July 3, 2016, our cross-currency swaps designated as net investment hedges consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap	C$	1.8	1.6	December 2019
We also periodically enter into shorter-dated foreign currency contracts that are designated as net investment hedges. At July 3, 2016, we had Euro foreign currency contracts with aggregate USD notional amounts of $196 million and Canadian dollar foreign currency contracts with aggregate USD notional amounts of $51 million outstanding.
Hedge Coverage:
At July 3, 2016, we had entered into contracts designated as hedging instruments, which hedge transactions for the following durations:

•	foreign currency contracts for periods not exceeding the next two years, and

•	cross-currency contracts for periods not exceeding the next four years.
At July 3, 2016, we had entered into contracts not designated as hedging instruments, which hedge economic risks for the following durations:

•	commodity contracts for periods not exceeding the next 12 months,

•	foreign exchange contracts for periods not exceeding the next 12 months, and

•	cross-currency contracts for periods not exceeding the next three years.
Hedge Ineffectiveness:
We record pre-tax gains or losses reclassified from accumulated other comprehensive income/(losses) due to ineffectiveness in:

•	other expense/(income), net for foreign exchange contracts related to forecasted transactions.
Deferred Hedging Gains and Losses:
Based on our valuation at July 3, 2016 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains for foreign currency cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of income and statements of comprehensive income for the three and six months ended July 3, 2016 and June 28, 2015 (in millions):

	For the Three Months Ended
	July 3, 2016				June 28, 2015
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$(9)	$—	$(8)	$—	$(17)	$—	$9

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	46	90	—	—	—	(330)	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$37	$90	$(8)	$—	$(17)	$(330)	$9

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$2	$—	$—	$—	$(1)	$—	$—
Cost of products sold (effective portion)	—	4	—	—	—	11	—	—
Other expense/(income), net	—	(11)	—	—	—	—	—	—
Interest expense	—	—	—	(1)	—	—	—	(233)
	—	(5)	—	(1)	—	10	—	(233)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	29	—	—	—	—	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	18	(1)	—	—	(16)	—	—
	29	18	(1)	—	—	(16)	—	—
Total gains/(losses) recognized in statements of income	$29	$13	$(1)	$(1)	$—	$(6)	$—	$(233)

	For the Six Months Ended
	July 3, 2016				June 28, 2015
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$(37)	$—	$(8)	$—	$(9)	$—	$(111)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	46	25	—	—	—	421	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$9	$25	$(8)	$—	$(9)	$421	$(111)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$3	$—	$—	$—	$(2)	$—	$—
Cost of products sold (effective portion)	—	33	—	—	—	16	—	—
Other expense/(income), net	—	(14)	—	—	—	1	—	—
Interest expense	—	—	—	(2)	—	—	—	(237)
	—	22	—	(2)	—	15	—	(237)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	11	—	—	—	—	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	(57)	(8)	—	—	33	—	11
	11	(57)	(8)	—	—	33	—	11
Total gains/(losses) recognized in statements of income	$11	$(35)	$(8)	$(2)	$—	$48	$—	$(226)
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized a pre-tax gain in other comprehensive income/(loss) of $58 million for the three months and $39 million for the six months ended July 3, 2016.
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

At July 3, 2016, there were two exchange rates legally available to us for converting Venezuelan bolivars to U.S. dollars, including:

•	the official exchange rate of BsF10 per U.S. dollar available through DIPRO; and

•	the DICOM rate, which averaged BsF462 per U.S. dollar for the three months and BsF338 per U.S. dollar for the six months ended July 3, 2016, and was BsF628 per U.S. dollar at July 3, 2016.

In June 2015, due to the continued lack of liquidity and increasing economic uncertainty, we reevaluated the rate used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. As of June 28, 2015, we determined that the then current SIMADI rate of BsF197.7 per U.S. dollar was the most appropriate legally available rate and remeasured our net monetary assets of our Venezuelan subsidiary, resulting in a nonmonetary currency devaluation of $234 million recorded in other expense/(income), net, in the condensed consolidated statements of income for the three and six months ended June 28, 2015. Additionally, we assessed the nonmonetary assets of our Venezuelan subsidiary for impairment, which resulted in a $49 million loss to write down inventory to the lower of cost or market, which was recorded in cost of products sold in the condensed consolidated statements of income for the three and six months ended June 28, 2015. As of July 3, 2016, we continue to believe that the DICOM rate (formerly SIMADI) is the most appropriate legally available rate.
During the second quarter of 2016, the DICOM rate increased significantly to BsF628 per U.S. dollar as of July 3, 2016. We remeasured the net monetary assets and operating results of our Venezuelan subsidiary to reflect this increase, resulting in a nonmonetary currency devaluation of $7 million recorded in other expense/(income), net, in the condensed consolidated statements of income for the three and six months ended July 3, 2016. In addition, we assessed the nonmonetary assets of our Venezuelan subsidiary for impairment, resulting in a $53 million loss to write down property, plant and equipment, net, and prepaid spare parts, which was recorded within cost of products sold in the condensed consolidated statements of income for the three and six months ended July 3, 2016.
We have had limited access to, and settlements at, the official exchange rate of BsF6.30 per U.S. dollar and no settlements at the official exchange rate of BsF10 per U.S. dollar during the three and six months ended July 3, 2016. We had outstanding requests of $26 million at July 3, 2016 for payment of invoices for the purchase of ingredients and packaging materials for the years from 2012 through 2015, all of which were requested for payment at BsF6.30 per U.S. dollar.
Our results of operations in Venezuela reflect a controlled subsidiary. However, the continuing economic uncertainty, strict labor laws, and evolving government controls over imports, prices, currency exchange and payments present a challenging operating environment. Increased restrictions imposed by the Venezuelan government or further deterioration of the economic environment could impact our ability to control our Venezuelan operations and could lead us to deconsolidate our Venezuelan subsidiary in the future.
Note 12. Commitments, Contingencies and Debt
Legal Proceedings
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
On April 1, 2015, the Commodity Futures Trading Commission (“CFTC”) filed a formal complaint against Mondelēz International, Inc. (“Mondelēz International”) and Kraft in the U.S. District Court for the Northern District of Illinois, Eastern Division, related to activities involving the trading of December 2011 wheat futures contracts. The complaint alleges that Mondelēz International and Kraft (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011, (2) violated position limit levels for wheat futures, and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. As previously disclosed by Kraft, these activities arose prior to the October 1, 2012 spin-off of Kraft by Mondelēz International to its shareholders and involve the business now owned and operated by Mondelēz International or its affiliates. The Separation and Distribution Agreement between Kraft and Mondelēz International, dated as of September 27, 2012, governs the allocation of liabilities between Mondelēz International and Kraft and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose. We do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.
Debt
Borrowing Arrangements:
On May 4, 2016, together with Kraft Heinz Foods Company, our wholly owned operating subsidiary, we entered into the first amendment (the “First Amendment”) to the credit agreement dated as of July 6, 2015 (the “Credit Agreement”) described in our Annual Report on Form 10-K for the year ended January 3, 2016.
Among other things, the First Amendment (a) provided for a one time modification of the extension period of the Credit Agreement, (b) increased the letter of credit sublimit from $150 million to $300 million and (c) expanded the available currencies in which revolving loans can be issued with the mutual consent of Kraft Heinz Foods Company and the applicable lender. In connection with the First Amendment, the maturity date of the revolving loans and commitments under the Credit Agreement was extended from July 6, 2020 to July 6, 2021.
The obligations under the Credit Agreement continue to be guaranteed by Kraft Heinz Foods Company in the case of indebtedness and other liabilities of any subsidiary borrower and by Kraft Heinz in the case of indebtedness and other liabilities of any subsidiary borrower and Kraft Heinz Foods Company. The Credit Agreement contains representations, warranties, covenants and events of default that are typical for this type of facility.
During the second quarter of 2016, we also commenced a commercial paper program. As of July 3, 2016, we had $633 million of commercial paper outstanding, which had a weighted average interest rate of 1.129%. There was no commercial paper outstanding at January 3, 2016.
Debt Issuance:
The carrying value of our long-term debt, including the current portion, was $32.1 billion at July 3, 2016 and $25.2 billion at January 3, 2016. The increase during the period was driven by new issuances of long-term debt in May 2016, as described below.

•
On May 24, 2016, we completed the sale of $2.0 billion aggregate principal amount of 3.000% Senior Notes due June 1, 2026 (the “2026 Notes”) and $3.0 billion aggregate principal amount of 4.375% Senior Notes due June 1, 2046 (the “2046 Notes” and, together with the 2026 Notes, the “U.S. Dollar Notes”). Interest on the U.S. Dollar Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016.

•
On May 25, 2016, we completed the sale of €550 million aggregate principal amount of 1.500% Senior Notes due May 24, 2024 (the “2024 Notes”) and €1,250 million aggregate principal amount of 2.250% Senior Notes due May 25, 2028 (the “2028 Notes” and, together with the 2024 Notes, the “Euro Notes”). Interest on the 2024 Notes is payable annually in arrears on May 24 of each year, beginning on May 24, 2017. Interest on the 2028 Notes is payable annually in arrears on May 25 of each year, beginning on May 25, 2017.

We used the net proceeds from the U.S. Dollar Notes and Euro Notes issuances primarily to redeem all outstanding shares of our 9.00% cumulative compounding preferred stock, Series A (“Series A Preferred Stock”).
The U.S. Dollar Notes and the Euro Notes were issued by Kraft Heinz Foods Company and are fully and unconditionally guaranteed as to payment of principal, premium, if any, and interest on a senior unsecured basis by Kraft Heinz. The U.S. Dollar Notes and the Euro Notes contain customary covenants and events of default.
We incurred debt issuance costs related to the sale of the U.S. Dollar Notes and the Euro Notes of $52 million, which is reflected as a direct deduction of our long-term debt balance on the condensed consolidated balance sheets at July 3, 2016.
Fair Value of Debt:
At July 3, 2016, the aggregate fair value of our total debt was $35.6 billion. We determined the fair value of our short-term debt using Level 1 quoted prices in active markets. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Series A Preferred Stock
As noted above, on June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock. We funded this redemption primarily through the issuance of the U.S. Dollar Notes and Euro Notes, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand. In connection with the redemption, all Series A Preferred Stock was canceled and automatically retired. Additionally, on June 7, 2016, we filed a Certificate of Retirement of Series A Preferred Stock, which reduced the number of our preferred shares authorized by 80,000 to 920,000 and eliminated all references to the Series A Preferred Stock from our Certificate of Incorporation.
Financing Arrangements
In May 2016, we amended our U.S. securitization program. Under the new terms, we receive cash consideration of up to $800 million and a receivable for the remainder of the purchase price (the “Deferred Purchase Price”). This program expires in May 2017. There were no significant changes to our other accounts receivable securitization and factoring programs (“Programs”) during the six months ended January 3, 2016. See Note 15, Financing Arrangements, to our consolidated financial statements for the year ended January 3, 2016 in our Annual Report on Form 10-K for additional information on the Programs.

The cash consideration and carrying amount of receivables removed from the condensed consolidated balance sheets in connection with the Programs were $860 million at July 3, 2016 and $267 million at January 3, 2016. The fair value of the Deferred Purchase Price for the Programs was $146 million at July 3, 2016 and $583 million at January 3, 2016. The Deferred Purchase Price is included in sold receivables on the condensed consolidated balance sheets and had a carrying value which approximated its fair value at July 3, 2016 and January 3, 2016.
Redeemable Noncontrolling Interest
In April 2016, the minority partner in our Brazilian subsidiary, Coniexpress S.A. Industrias Alimenticias (“Coniexpress”), exercised a put option that required us to purchase its 5% equity interest in the subsidiary for $21 million. The redemption value was determined based on a specified formula within the shareholders' agreement between our Brazilian subsidiary and the minority partner. An adjustment was made to retained earnings to record the carrying value at the maximum redemption value immediately prior to this transaction. As this exercise did not result in a change in control of Coniexpress, it was accounted for as an equity transaction. We now own 100% of our Brazilian subsidiary.
Note 13. Earnings Per Share
Our earnings per common share (“EPS”) for the three and six months ended July 3, 2016 and June 28, 2015 were:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions, except per share amounts)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$770	$(344)	$1,666	$(248)
Weighted average shares of common stock outstanding	1,217	380	1,216	379
Net earnings/(loss)	$0.63	$(0.91)	$1.37	$(0.66)
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$770	$(344)	$1,666	$(248)
Weighted average shares of common stock outstanding	1,217	380	1,216	379
Effect of dilutive securities:
Equity awards	10	—	10	—
Weighted average shares of common stock outstanding, including dilutive effect	1,227	380	1,226	379
Net earnings/(loss)	$0.63	$(0.91)	$1.36	$(0.66)
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted earnings per common share. Due to the net loss attributable to common shareholders in the three and six months ended June 28, 2015, the dilutive effects of equity awards and warrants were excluded. Anti-dilutive shares were 3 million for the three months and 2 million for the six months ended July 3, 2016. There were no anti-dilutive shares for the three and six months ended June 28, 2015.
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

Management evaluates segment performance based on several factors including net sales and segment adjusted earnings before interest, tax, depreciation, and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment's operating results), impairment losses, gains/(losses) on the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses. In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. There are no pro forma adjustments to any of the numbers disclosed in this note to the condensed consolidated financial statements except for the Segment Adjusted EBITDA reconciliation.
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
Management does not use assets by segment to evaluate performance or allocate resources and therefore, we do not disclose assets by segment.
Our net sales by segment and Segment Adjusted EBITDA were:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)
Net sales:
United States	$4,692	$877	$9,407	$1,745
Canada	638	144	1,142	265
Europe	578	620	1,131	1,246
Rest of World	885	975	1,683	1,838
Total net sales	$6,793	$2,616	$13,363	$5,094

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)
Segment Adjusted EBITDA:
United States	$1,518	$1,208	$3,011	$2,331
Canada	192	151	343	264
Europe	212	225	389	439
Rest of World	208	228	375	418
General corporate expenses	(43)	(39)	(80)	(70)
Depreciation and amortization (excluding integration and restructuring expenses)	(124)	(210)	(285)	(426)
Integration and restructuring expenses	(284)	(118)	(544)	(199)
Merger costs	(14)	(41)	(29)	(54)
Unrealized gains/(losses) on commodity hedges	37	21	45	23
Impairment losses	(53)	(58)	(53)	(58)
Gains/(losses) on sale of business	—	21	—	21
Nonmonetary currency devaluation	(2)	(49)	(3)	(49)
Equity award compensation expense (excluding integration and restructuring expenses)	(11)	(25)	(20)	(44)
Other pro forma adjustments	—	(870)	—	(1,643)
Operating income	1,636	444	3,149	953
Interest expense	264	394	513	595
Other expense/(income), net	6	245	(2)	206
Income/(loss) before income taxes	$1,366	$(195)	$2,638	$152
In 2016, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Our net sales by product category were:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)
Condiments and sauces	$1,824	$1,439	$3,403	$2,677
Cheese and dairy	1,369	—	2,753	—
Ambient meals	550	304	1,136	639
Frozen and chilled meals	562	416	1,179	877
Meats and seafood	740	51	1,445	96
Refreshment beverages	444	—	851	—
Coffee	344	—	736	—
Infant and nutrition	215	264	406	517
Desserts, toppings and baking	229	—	435	—
Nuts and salted snacks	258	—	522	—
Other	258	142	497	288
Total net sales	$6,793	$2,616	$13,363	$5,094

Note 15. Supplemental Financial Information
We fully and unconditionally guarantee the notes issued by our wholly owned operating subsidiary, Kraft Heinz Foods Company. See Note 12, Debt, to our consolidated financial statements for the year ended January 3, 2016 in our Annual Report on Form 10-K for additional descriptions of these guarantees. None of our other subsidiaries guarantee these notes.

Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of Kraft Heinz (as parent guarantor), Kraft Heinz Foods Company (as subsidiary issuer of the notes), and the non-guarantor subsidiaries on a combined basis and eliminations necessary to arrive at the total reported information on a consolidated basis. This condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations, and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the parent guarantor, subsidiary issuer, and the non-guarantor subsidiaries.

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended July 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,479	$2,474	$(160)	$6,793
Cost of products sold	—	2,741	1,681	(160)	4,262
Gross profit	—	1,738	793	—	2,531
Selling, general and administrative expenses	—	307	588	—	895
Intercompany service fees and other recharges	—	1,311	(1,311)	—	—
Operating income	—	120	1,516	—	1,636
Interest expense	—	253	11	—	264
Other expense/(income), net	—	55	(49)	—	6
Income/(loss) before income taxes	—	(188)	1,554	—	1,366
Provision for/(benefit from) income taxes	—	(92)	503	—	411
Equity in earnings of subsidiaries	950	1,046	—	(1,996)	—
Net income/(loss)	950	950	1,051	(1,996)	955
Net income/(loss) attributable to noncontrolling interest	—	—	5	—	5
Net income/(loss) excluding noncontrolling interest	$950	$950	$1,046	$(1,996)	$950

Comprehensive income/(loss) excluding noncontrolling interest	$577	$577	$579	$(1,156)	$577

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended June 28, 2015
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$932	$1,741	$(57)	$2,616
Cost of products sold	—	652	1,139	(57)	1,734
Gross profit	—	280	602	—	882
Selling, general and administrative expenses	—	166	272	—	438
Intercompany service fees and other recharges	—	5	(5)	—	—
Operating income	—	109	335	—	444
Interest expense	—	360	34	—	394
Other expense/(income), net	—	132	113	—	245
Income/(loss) before income taxes	—	(383)	188	—	(195)
Provision for/(benefit from) income taxes	—	(110)	75	—	(35)
Equity in earnings of subsidiaries	(164)	109	—	55	—
Net income/(loss)	(164)	(164)	113	55	(160)
Net income/(loss) attributable to noncontrolling interest	—	—	4	—	4
Net income/(loss) excluding noncontrolling interest	$(164)	$(164)	$109	$55	$(164)

Comprehensive income/(loss) excluding noncontrolling interest	$107	$107	$349	$(456)	$107

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Six Months Ended July 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$8,950	$4,715	$(302)	$13,363
Cost of products sold	—	5,573	3,183	(302)	8,454
Gross profit	—	3,377	1,532	—	4,909
Selling, general and administrative expenses	—	584	1,176	—	1,760
Intercompany service fees and other recharges	—	2,525	(2,525)	—	—
Operating income	—	268	2,881	—	3,149
Interest expense	—	488	25	—	513
Other expense/(income), net	—	86	(88)	—	(2)
Income/(loss) before income taxes	—	(306)	2,944	—	2,638
Provision for/(benefit from) income taxes	—	(150)	933	—	783
Equity in earnings of subsidiaries	1,846	2,002	—	(3,848)	—
Net income/(loss)	1,846	1,846	2,011	(3,848)	1,855
Net income/(loss) attributable to noncontrolling interest	—	—	9	—	9
Net income/(loss) excluding noncontrolling interest	$1,846	$1,846	$2,002	$(3,848)	$1,846

Comprehensive income/(loss) excluding noncontrolling interest	$1,584	$1,584	$1,728	$(3,312)	$1,584

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Six Months Ended June 28, 2015
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,857	$3,353	$(116)	$5,094
Cost of products sold	—	1,270	2,211	(116)	3,365
Gross profit	—	587	1,142	—	1,729
Selling, general and administrative expenses	—	302	474	—	776
Intercompany service fees and other recharges	—	(7)	7	—	—
Operating income	—	292	661	—	953
Interest expense	—	526	69	—	595
Other expense/(income), net	—	129	77	—	206
Income/(loss) before income taxes	—	(363)	515	—	152
Provision for/(benefit from) income taxes	—	(111)	144	—	33
Equity in earnings of subsidiaries	112	364	—	(476)	—
Net income/(loss)	112	112	371	(476)	119
Net income/(loss) attributable to noncontrolling interest	—	—	7	—	7
Net income/(loss) excluding noncontrolling interest	$112	$112	$364	$(476)	$112

Comprehensive income/(loss) excluding noncontrolling interest	$(33)	$(33)	$(195)	$228	$(33)

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of July 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,679	$1,558	$—	$4,237
Trade receivables	—	163	951	—	1,114
Receivables due from affiliates	—	872	169	(1,041)	—
Dividends due from affiliates	827	—	—	(827)	—
Sold receivables	—	118	28	—	146
Inventories	—	1,900	981	—	2,881
Short-term lending due from affiliates	—	1,673	2,805	(4,478)	—
Other current assets	—	1,039	430	(500)	969
Total current assets	827	8,444	6,922	(6,846)	9,347
Property, plant and equipment, net	—	4,156	2,267	—	6,423
Goodwill	—	11,093	33,548	—	44,641
Investments in subsidiaries	57,825	72,866	—	(130,691)	—
Intangible assets, net	—	3,437	56,325	—	59,762
Long-term lending due from affiliates	—	1,723	2,000	(3,723)	—
Other assets	—	544	967	—	1,511
TOTAL ASSETS	$58,652	$102,263	$102,029	$(141,260)	$121,684
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$640	$5	$—	$645
Current portion of long-term debt	—	2,087	19	—	2,106
Short-term lending due to affiliates	—	2,805	1,673	(4,478)	—
Trade payables	—	1,720	1,240	—	2,960
Payables due to affiliates	—	169	872	(1,041)	—
Accrued marketing	—	279	588	—	867
Accrued postemployment costs	—	150	14	—	164
Income taxes payable	—	—	868	(500)	368
Interest payable	—	383	10	—	393
Dividends payable	827	—	—	—	827
Dividends due to affiliates	—	827	—	(827)	—
Other current liabilities	—	928	335	—	1,263
Total current liabilities	827	9,988	5,624	(6,846)	9,593
Long-term debt	—	28,975	1,027	—	30,002
Long-term borrowings due to affiliates	—	2,000	1,933	(3,933)	—
Deferred income taxes	—	1,169	19,731	—	20,900
Accrued postemployment costs	—	2,064	277	—	2,341
Other liabilities	—	241	560	—	801
TOTAL LIABILITIES	827	44,437	29,152	(10,779)	63,637
Redeemable noncontrolling interest	—	—	—	—	—
Total shareholders' equity	57,825	57,826	72,656	(130,481)	57,826
Noncontrolling interest	—	—	221	—	221
TOTAL EQUITY	57,825	57,826	72,877	(130,481)	58,047
TOTAL LIABILITIES AND EQUITY	$58,652	$102,263	$102,029	$(141,260)	$121,684

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of January 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3,189	$1,648	$—	$4,837
Trade receivables	—	62	809	—	871
Receivables due from affiliates	—	555	319	(874)	—
Sold receivables	—	554	29		583
Inventories	—	1,741	877	—	2,618
Short-term lending due from affiliates	—	3,657	4,353	(8,010)	—
Other current assets	—	645	443	(217)	871
Total current assets	—	10,403	8,478	(9,101)	9,780
Property, plant and equipment, net	—	4,518	2,006	—	6,524
Goodwill	—	10,976	32,075	—	43,051
Investments in subsidiaries	66,005	73,105	—	(139,110)	—
Intangible assets, net	—	3,838	58,282	—	62,120
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	534	964	—	1,498
TOTAL ASSETS	$66,005	$105,074	$103,805	$(151,911)	$122,973
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$—	$4	$—	$4
Current portion of long-term debt	—	65	14	—	79
Short-term lending due to affiliates	—	4,353	3,657	(8,010)	—
Trade payables	—	1,612	1,232	—	2,844
Payables due to affiliates	—	319	555	(874)	—
Accrued marketing	—	359	497	—	856
Accrued postemployment costs	—	316	12	—	328
Income taxes payable	—	71	563	(217)	417
Interest payable	—	386	15	—	401
Dividends payable	—	762	—	—	762
Other current liabilities	—	988	253	—	1,241
Total current liabilities	—	9,231	6,802	(9,101)	6,932
Long-term debt	—	24,143	1,008	—	25,151
Long-term borrowings due to affiliates	—	2,000	1,905	(3,905)	—
Deferred income taxes	—	1,278	20,219	—	21,497
Accrued postemployment costs	—	2,147	258	—	2,405
Other liabilities	—	270	482	—	752
TOTAL LIABILITIES	—	39,069	30,674	(13,006)	56,737
Redeemable noncontrolling interest	—	—	23	—	23
9.00% cumulative compounding preferred stock, Series A	8,320	—	—	—	8,320
Total shareholders' equity	57,685	66,005	72,900	(138,905)	57,685
Noncontrolling interest	—	—	208	—	208
TOTAL EQUITY	57,685	66,005	73,108	(138,905)	57,893
TOTAL LIABILITIES AND EQUITY	$66,005	$105,074	$103,805	$(151,911)	$122,973

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$847	$1,520	$584	$(847)	$2,104
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(346)	(168)	—	(514)
Proceeds from net investment hedges	—	77	—	—	77
Net proceeds from/(payments on) intercompany lending activities	—	595	107	(702)	—
Additional investments in subsidiaries	—	(10)	—	10	—
Return of capital	8,987	—	—	(8,987)	—
Other investing activities, net	—	(54)	(25)	—	(79)
Net cash provided by/(used for) investing activities	8,987	262	(86)	(9,679)	(516)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(8)	(4)	—	(12)
Proceeds from issuance of long-term debt	—	6,980	2	—	6,982
Proceeds from issuance of commercial paper	—	1,939	—	—	1,939
Repayments of commercial paper	—	(1,307)	—	—	(1,307)
Net proceeds from/(payments on) intercompany borrowing activities	—	(107)	(595)	702	—
Dividends paid-Series A Preferred Stock	(180)	—	—	—	(180)
Dividends paid-common stock	(1,334)	(1,514)	—	1,514	(1,334)
Redemption of Series A Preferred Stock	(8,320)				(8,320)
Other intercompany capital stock transactions	—	(8,320)	10	8,310	—
Other financing activities, net	—	45	(2)	—	43
Net cash provided by/(used for) financing activities	(9,834)	(2,292)	(589)	10,526	(2,189)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Cash and cash equivalents:
Net increase/(decrease)	—	(510)	(90)	—	(600)
Balance at beginning of period	—	3,189	1,648	—	4,837
Balance at end of period	$—	$2,679	$1,558	$—	$4,237

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 28, 2015
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$180	$(56)	$467	$(180)	$411
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(59)	(104)	—	(163)
Proceeds from net investment hedges	—	306	—	—	306
Net proceeds from/(payments on) intercompany lending activities	—	(76)	(246)	322	—
Return of capital	180	5	—	(185)	—
Other investing activities, net	—	(2)	9	—	7
Net cash provided by/(used for) investing activities	180	174	(341)	137	150
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(1,960)	(3)	—	(1,963)
Proceeds from issuance of long-term debt	—	2,000	—	—	2,000
Net proceeds from/(payments on) intercompany borrowing activities	—	246	76	(322)	—
Dividends paid-Series A Preferred Stock	(360)	—	—	—	(360)
Dividends paid-common stock	—	(360)	—	360	—
Other intercompany capital stock transactions	—	—	(5)	5	—
Other financing activities, net	—	(3)	(53)	—	(56)
Net cash provided by/(used for) financing activities	(360)	(77)	15	43	(379)
Effect of exchange rate changes on cash and cash equivalents	—	—	(333)	—	(333)
Cash and cash equivalents:
Net increase/(decrease)	—	41	(192)	—	(151)
Balance at beginning of period	—	541	1,757	—	2,298
Balance at end of period	$—	$582	$1,565	$—	$2,147

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Description of the Company:
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
The 2015 Merger:
We completed the 2015 Merger on July 2, 2015. See Note 1, Background and Basis of Presentation, and Note 2, Merger and Acquisition, to the condensed consolidated financial statements for additional information.
Integration and Restructuring Expenses:
We recorded expenses of $284 million for the three months and $544 million for the six months ended July 3, 2016, and $62 million for the three months and $105 million for the six months ended June 28, 2015, related to the Integration Program and restructuring activities. These expenses include our multi-year $1.9 billion Integration Program, which we announced following the 2015 Merger. The Integration Program costs primarily include organization costs, including cash and non-cash severance, footprint costs to exit facilities, and other costs incurred as a direct result of restructuring activities related to the 2015 Merger. Additionally, we anticipate capital expenditures of approximately $1.1 billion related to the Integration Program, and as of July 3, 2016, we have recognized $377 million in capital expenditures since the inception of the Integration Program. The Integration Program is designed to reduce costs, integrate, and optimize our combined organization and is expected to achieve $1.5 billion of pre-tax savings by 2017, primarily benefiting the United States and Canada segments. We realized pre-tax savings of approximately $310 million during the three months and $535 million during the six months ended July 3, 2016. Since the inception of the Integration Program, our cumulative savings achieved are approximately $660 million. See Note 3, Integration and Restructuring Expenses, to the condensed consolidated financial statements for additional information.

Series A Preferred Stock:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock. We funded this redemption primarily through the issuance of the U.S. Dollar Notes and Euro Notes, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand.
Results of Operations
Due to the size of Kraft's business relative to the size of Heinz's business prior to the 2015 Merger, and for purposes of comparability, the Results of Operations include certain unaudited pro forma condensed combined financial information (the “pro forma financial information”) adjusted to assume that Kraft and Heinz were a combined company for the first two quarters of 2015. This pro forma financial information reflects combined historical results, final purchase accounting adjustments, and adjustments to align accounting policies for the six months ended June 28, 2015. Pro forma adjustments are only reflected for the three and six months ended June 28, 2015, as Kraft and Heinz were a combined company for the three and six months ended July 3, 2016. For more information see Supplemental Unaudited Pro Forma Condensed Combined Financial Information.
In addition, we include certain non-GAAP financial measures, which, for the three and six months ended June 28, 2015, are derived from these unaudited pro forma results. These non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. For additional information, see Non-GAAP Financial Measures.

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,793	$2,616	159.7%	$13,363	$5,094	162.3%
Operating income	1,636	444	268.5%	3,149	953	230.4%
Net income/(loss) attributable to common shareholders	770	(344)	nm	1,666	(248)	nm
Diluted earnings/(loss) per share	0.63	(0.91)	nm	1.36	(0.66)	nm
Net Sales:

	For the Three Months Ended			For the Six Months Ended
	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
	(in millions)			(in millions)
Net sales	$6,793	$2,616	159.7%	$13,363	$5,094	162.3%
Pro forma net sales(a)	6,793	7,130	(4.7)%	13,363	13,960	(4.3)%
Organic Net Sales(b)	6,894	6,929	(0.5)%	13,614	13,573	0.3%

(a) There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 3, 2016 compared to the Three Months Ended June 28, 2015:
Net sales increased 159.7% to $6.8 billion for the three months ended July 3, 2016 compared to the three months ended June 28, 2015, primarily driven by the 2015 Merger.
Pro forma net sales decreased 4.7% reflecting the unfavorable impacts of foreign currency (4.0 pp) and divestitures (0.2 pp). Organic Net Sales decreased 0.5% due to unfavorable volume/mix (2.1 pp) partially offset by higher pricing (1.6 pp). Unfavorable volume/mix was primarily due to lower shipments across several categories, particularly meats and foodservice in the United States, which was partially offset by growth in refrigerated meal combinations in the United States and condiments and sauces globally. Pricing was higher in United States, Rest of World, and Canada despite deflation in key commodities (which we define as dairy, meat, coffee and nuts) in United States and Canada, primarily in dairy and coffee.
Six Months Ended July 3, 2016 compared to the Six Months Ended June 28, 2015:
Net sales increased 162.3% to $13.4 billion for the six months ended July 3, 2016 compared to the six months ended June 28, 2015, primarily driven by the 2015 Merger.
Pro forma net sales decreased 4.3% reflecting the unfavorable impacts of foreign currency (4.3 pp) and divestitures (0.3 pp). Organic Net Sales increased 0.3% driven by higher pricing (1.0 pp) partially offset by unfavorable volume/mix (0.7 pp). Pricing was higher in United States, Rest of World, and Canada despite deflation in key commodities in United States and Canada, primarily in dairy and coffee. Unfavorable volume/mix was due to lower shipments in meats and ready-to-drink beverages in the United States that was partially offset by growth in condiments and sauces globally and refrigerated meal combinations in the United States.

Operating Income:

	For the Three Months Ended			For the Six Months Ended
	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
	(in millions)			(in millions)
Operating income	$1,636	$444	268.5%	$3,149	$953	230.4%
Adjusted EBITDA(a)	2,087	1,773	17.7%	4,038	3,382	19.4%
(a) Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 3, 2016 compared to the Three Months Ended June 28, 2015:
Operating income increased 268.5% to $1.6 billion for the three months ended July 3, 2016 compared to the three months ended June 28, 2015, primarily driven by the 2015 Merger. The benefit realized from the 2015 Merger was partially offset by higher Integration Program and restructuring expenses, higher depreciation and amortization expense, as well as the unfavorable impact of foreign currency.
Adjusted EBITDA increased 17.7% to $2.1 billion for the three months ended July 3, 2016 compared to the three months ended June 28, 2015, primarily driven by savings from our Integration Program and restructuring activities and favorable pricing net of commodity costs, partially offset by the unfavorable impact of foreign currency (5.4 pp).
Six Months Ended July 3, 2016 compared to the Six Months Ended June 28, 2015:
Operating income increased 230.4% to $3.1 billion for the six months ended July 3, 2016 compared to the six months ended June 28, 2015, primarily driven by the 2015 Merger. The benefit realized from the 2015 Merger was partially offset by higher Integration Program and restructuring expenses, higher depreciation and amortization expense, as well as the unfavorable impact of foreign currency.
Adjusted EBITDA increased 19.4% to $4.0 billion for the six months ended July 3, 2016 compared to the six months ended June 28, 2015, primarily driven by savings from our Integration Program and restructuring activities and favorable pricing net of commodity costs, partially offset by the unfavorable impact of foreign currency (5.7 pp).
Net Income and Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net income/(loss) attributable to common shareholders	$770	$(344)	nm	$1,666	$(248)	nm
Diluted EPS	0.63	(0.91)	nm	1.36	(0.66)	nm
Adjusted EPS(a)	0.85	0.61	39.3%	1.58	1.14	38.6%
(a) Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 3, 2016 compared to the Three Months Ended June 28, 2015:
Net income/(loss) attributable to common shareholders increased $1.1 billion to $770 million for the three months ended July 3, 2016 compared to the three months ended June 28, 2015. The increase was due to the growth in operating income discussed above, lower interest expense, and lower other expense/(income), net, partially offset by a higher effective tax rate as follows:

•
Interest expense decreased to $264 million for the three months ended July 3, 2016, compared to $394 million in the prior year period. This decrease was primarily due to a $227 million loss released from other accumulated comprehensive income due to early termination of certain interest rate swaps in the prior period and interest savings following our refinancing in connection with the 2015 Merger. These were partially offset by the assumption of $8.6 billion of Kraft's long-term debt obligations in the 2015 Merger as well as new borrowings under our commercial paper program and the issuance of new long-term debt in conjunction with the redemption of our Series A Preferred Stock. See Note 12, Commitments, Contingencies and Debt, to the consolidated financial statements for additional information.

•
Other expense/(income), net decreased to $6 million of expense for the three months ended July 3, 2016, compared to $245 million of expense in the prior period. The decrease was primarily due to a $234 million nonmonetary currency devaluation loss in the prior period compared to $7 million in the current period related to our Venezuelan operations.

•
The effective tax rate was 30.1% for the three months ended July 3, 2016, compared to a 17.6% benefit for the three months ended June 28, 2015. The increase in our effective tax rate was driven by the 2015 Merger. With the 2015 Merger, our operations in the United States and Canada increased, resulting in an unfavorable impact to the effective tax rate of higher blended statutory tax rates and a favorable impact to the effective tax rate of a larger amount of tax exempt income. See Note 6, Income Taxes, to the condensed consolidated financial statements for a discussion of income tax rates.

	For the Three Months Ended
	July 3, 2016*	June 28, 2015	$ Change	% Change
Diluted EPS	$0.63	$(0.91)	$1.54	nm
Pro forma adjustments	—	1.06	(1.06)
Pro forma diluted EPS	0.63	0.15	0.48	320.0%
Integration and restructuring expenses	0.16	0.07	0.09
Merger costs	0.01	0.15	(0.14)
Unrealized losses/(gains) on commodity hedges	(0.02)	(0.01)	(0.01)
Impairment losses	0.03	0.03	—
Losses/(gains) on sale of business	—	(0.01)	0.01
Nonmonetary currency devaluation	—	0.23	(0.23)
Preferred dividend adjustment(a)	0.04	—	0.04
Adjusted EPS(b)	$0.85	$0.61	$0.24	39.3%

Key drivers of Adjusted EPS(b):
Results of operations			0.24
Preferred dividend adjustment for June 7, 2016 redemption			0.04
Change in interest expense			—
Change in other expense/(income), net			(0.01)
Change in effective income tax rate and other			(0.03)
			0.24
*There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.

(a)
For Adjusted EPS, we present the impact of the Series A Preferred Stock dividend payments on an accrual basis. Accordingly, we include an adjustment to EPS to exclude $51 million of Series A Preferred Stock dividends during the three months ended July 3, 2016 (to reflect that it had been redeemed on June 7, 2016).

(b) Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Diluted EPS increased to $0.63 for the three months ended July 3, 2016 compared to a loss of $0.91 for the three months ended June 28, 2015. The increase in diluted earnings/(loss) per share was driven primarily by the net income factors discussed above, partially offset by the effect of an increase in the weighted average shares of common stock outstanding following the 2015 Merger.
Adjusted EPS increased 39.3% to $0.85 for the three months ended July 3, 2016 compared to $0.61 for the three months ended June 28, 2015, primarily driven by Adjusted EBITDA growth as well as lower preferred dividend and interest expense, partially offset by the unfavorable impact of foreign currency and a higher effective tax rate.

Six Months Ended July 3, 2016 compared to the Six Months Ended June 28, 2015:
Net income/(loss) attributable to common shareholders increased $1.9 billion to $1.7 billion for the six months ended July 3, 2016 compared to the six months ended June 28, 2015. The increase was due to the growth in operating income discussed above, lower interest expense and other expense/(income) as well as the absence of a preferred dividend payment in the first quarter of the current period, partially offset by a higher effective tax rate as follows:

•
Interest expense decreased to $513 million for the six months ended July 3, 2016, compared to $595 million in the prior period. This decrease was primarily due to a $227 million loss released from other accumulated comprehensive income due to the early termination of certain interest rate swaps as well as a write-off of debt issuance costs in the prior period and interest savings following our refinancing in connection with the 2015 Merger. These were partially offset by the assumption of $8.6 billion of Kraft's long-term debt obligations in the 2015 Merger, new borrowings under our commercial paper program, and the issuance of new long-term debt in conjunction with the redemption of our Series A Preferred Stock. See Note 12, Commitments, Contingencies and Debt, to the consolidated financial statements for additional information.

•
Other expense/(income), net decreased to $2 million of income for the six months ended July 3, 2016, compared to $206 million of expense in the prior period. The decrease was primarily due to a $234 million nonmonetary currency devaluation loss in the prior period compared to $7 million in the current period related to our Venezuelan operations.

•
The effective tax rate was 29.7% for the six months ended July 3, 2016, compared to 21.8% for the six months ended June 28, 2015. The increase in our effective tax rate was driven by the 2015 Merger. With the 2015 Merger, our operations in the United States and Canada increased, resulting in an unfavorable impact to the effective tax rate of higher blended statutory tax rates and a favorable impact to the effective tax rate of a larger amount of tax exempt income. See Note 6, Income Taxes, to the condensed consolidated financial statements for a discussion of income tax rates.

•
Due to the December 8, 2015 common stock dividend declaration, we were required to accelerate payment of the Series A Preferred Stock dividend from March 7, 2016 to December 8, 2015. Accordingly, there were two cash distributions for Series A Preferred Stock during the three months ended January 3, 2016, and none during the three months ended April 3, 2016. The Series A Preferred Stock was fully redeemed on June 7, 2016. In accordance with U.S. GAAP, we recorded our Series A Preferred Stock dividends as they were distributed. During the three and six months ended July 3, 2016, we made one $180 million cash distribution on our Series A Preferred Stock.

	For the Six Months Ended
	July 3, 2016*	June 28, 2015	$ Change	% Change
Diluted EPS	$1.36	$(0.66)	$2.02	nm
Pro forma adjustments	—	1.27	(1.27)
Pro forma diluted EPS	1.36	0.61	0.75	123.0%
Integration and restructuring expenses	0.30	0.12	0.18
Merger costs	0.02	0.17	(0.15)
Unrealized losses/(gains) on commodity hedges	(0.03)	(0.01)	(0.02)
Impairment losses	0.03	0.03	—
Losses/(gains) on sale of business	—	(0.01)	0.01
Nonmonetary currency devaluation	0.01	0.23	(0.22)
Preferred dividend adjustment(a)	(0.11)	—	(0.11)
Adjusted EPS(b)	$1.58	$1.14	$0.44	38.6%

Key drivers of Adjusted EPS(b):
Results of operations			0.48
Preferred dividend adjustment for June 7, 2016 redemption			0.04
Change in interest expense			0.02
Change in other expense/(income), net			(0.04)
Change in effective income tax rate and other			(0.06)
			0.44
*There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(a) For Adjusted EPS, we present the impact of the Series A Preferred Stock dividend payments on an accrual basis. Accordingly, we include adjustments to EPS to include $180 million of Series A Preferred Stock dividends during the first quarter of 2016 (to reflect the March 7, 2016 Series A Preferred Stock dividend that was paid in December 2015), and to exclude $51 million of Series A Preferred Stock dividends during the three months ended July 3, 2016 (to reflect that it was redeemed on June 7, 2016).
(b) Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Diluted earnings/(loss) per share increased to $1.36 for the six months ended July 3, 2016 compared to a loss of $0.66 for the six months ended July 3, 2016. The increase in diluted earnings/(loss) per share was driven primarily by the net income factors discussed above, partially offset by the effect of an increase in the weighted average shares of common stock outstanding following the 2015 Merger.
Adjusted EPS increased 38.6% to $1.58 for the six months ended July 3, 2016 compared to $1.14 for the six months ended June 28, 2015, primarily driven by Adjusted EBITDA growth as well as lower preferred dividend and interest expense, partially offset by the unfavorable impact of foreign currency, lower other expense/(income), net, and a higher effective tax rate.

Results of Operations by Segment
We manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of three operating segments: Asia Pacific, Latin America, and RIMEA.
Management evaluates segment performance based on several factors including net sales and Segment Adjusted EBITDA. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment's operating results), impairment losses, gains/(losses) on the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses. In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013.

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)
Net sales:
United States	$4,692	$877	$9,407	$1,745
Canada	638	144	1,142	265
Europe	578	620	1,131	1,246
Rest of World	885	975	1,683	1,838
Total net sales	$6,793	$2,616	$13,363	$5,094

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)
Pro forma net sales(a):
United States	$4,692	$4,783	$9,407	$9,490
Canada	638	664	1,142	1,215
Europe	578	621	1,131	1,247
Rest of World	885	1,062	1,683	2,008
Total pro forma net sales	$6,793	$7,130	$13,363	$13,960

(a) There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)
Organic Net Sales(b):
United States	$4,692	$4,783	$9,407	$9,490
Canada	672	664	1,231	1,215
Europe	591	605	1,168	1,204
Rest of World	939	877	1,808	1,664
Total Organic Net Sales	$6,894	$6,929	$13,614	$13,573
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in pro forma net sales and Organic Net Sales were:

	Pro Forma Net Sales	Currency		Divestitures		Organic Net Sales	Price		Volume/Mix
Three Months Ended July 3, 2016 compared to Three Months Ended June 28, 2015
United States	(1.9)%	0.0	pp	0.0	pp	(1.9)%	1.2	pp	(3.1	) pp
Canada	(3.9)%	(5.1	) pp	0.0	pp	1.2%	3.1	pp	(1.9	) pp
Europe	(6.9)%	(2.1	) pp	(2.5	) pp	(2.3)%	(2.4	) pp	0.1	pp
Rest of World	(16.7)%	(23.8	) pp	0.0	pp	7.1%	5.0	pp	2.1	pp
	(4.7)%	(4.0	) pp	(0.2	) pp	(0.5)%	1.6	pp	(2.1	) pp
Six Months Ended July 3, 2016 compared to Six Months Ended June 28, 2015
United States	(0.9)%	0.0	pp	0.0	pp	(0.9)%	0.6	pp	(1.5	) pp
Canada	(6.0)%	(7.3	) pp	0.0	pp	1.3%	3.4	pp	(2.1	) pp
Europe	(9.3)%	(3.0	) pp	(3.3	) pp	(3.0)%	(3.4	) pp	0.4	pp
Rest of World	(16.2)%	(24.9	) pp	0.0	pp	8.7%	4.3	pp	4.4	pp
	(4.3)%	(4.3	) pp	(0.3	) pp	0.3%	1.0	pp	(0.7	) pp

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions)
Segment Adjusted EBITDA:
United States	$1,518	$1,208	$3,011	$2,331
Canada	192	151	343	264
Europe	212	225	389	439
Rest of World	208	228	375	418
General corporate expenses	(43)	(39)	(80)	(70)
Depreciation and amortization (excluding integration and restructuring expenses)	(124)	(210)	(285)	(426)
Integration and restructuring expenses	(284)	(118)	(544)	(199)
Merger costs	(14)	(41)	(29)	(54)
Unrealized gains/(losses) on commodity hedges	37	21	45	23
Impairment losses	(53)	(58)	(53)	(58)
Gains/(losses) on sale of business	—	21	—	21
Nonmonetary currency devaluation	(2)	(49)	(3)	(49)
Equity award compensation expense (excluding integration and restructuring expenses)	(11)	(25)	(20)	(44)
Other pro forma adjustments(a)	—	(870)	—	(1,643)
Operating income	1,636	444	3,149	953
Interest expense	264	394	513	595
Other expense/(income), net	6	245	(2)	206
Income/(loss) before income taxes	$1,366	$(195)	$2,638	$152
(a) See Supplemental Unaudited Pro Forma Condensed Combined Financial Information for additional information.

United States:

	For the Three Months Ended			For the Six Months Ended
	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
	(in millions)			(in millions)
Net sales	$4,692	$877	435.0%	$9,407	$1,745	439.1%
Pro forma net sales(a)	4,692	4,783	(1.9)%	9,407	9,490	(0.9)%
Organic Net Sales(b)	4,692	4,783	(1.9)%	9,407	9,490	(0.9)%
Segment Adjusted EBITDA	1,518	1,208	25.7%	3,011	2,331	29.2%

(a) There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 3, 2016 compared to the Three Months Ended June 28, 2015:
Net sales increased 435.0% to $4.7 billion, primarily driven by the 2015 Merger. Pro forma net sales and Organic Net Sales decreased 1.9%, due to unfavorable volume/mix (3.1 pp), partially offset by higher pricing (1.2 pp). Unfavorable volume/mix was due to lower shipments, particularly in meats and foodservice, which was partially offset by gains in refrigerated meal combinations and boxed dinners. Pricing was higher across most categories despite deflation in key commodities, primarily in dairy and coffee.
Segment Adjusted EBITDA increased 25.7% primarily due to gains from the Integration Program and favorable pricing net of key commodity costs, partially offset by volume/mix declines in meats and foodservice.
Six Months Ended July 3, 2016 compared to the Six Months Ended June 28, 2015:
Net sales increased 439.1% to $9.4 billion, primarily driven by the 2015 Merger. Pro forma net sales and Organic Net Sales decreased 0.9% due to unfavorable volume/mix (1.5 pp) that was partially offset by higher pricing (0.6 pp). Unfavorable volume/mix was primarily due to lower shipments of meats and declines in ready-to-drink beverages that were partially offset by innovation-related gains in refrigerated meal combinations. Pricing was higher across most categories despite deflation in key commodities, primarily in dairy and coffee.
Segment Adjusted EBITDA increased 29.2% primarily due to gains from the Integration Program and favorable pricing net of key commodity costs, partially offset by volume/mix declines in meats, foodservice, spoonables, and ready-to-drink.
Canada:

	For the Three Months Ended			For the Six Months Ended
	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
	(in millions)			(in millions)
Net sales	$638	$144	343.1%	$1,142	$265	330.9%
Pro forma net sales(a)	638	664	(3.9)%	1,142	1,215	(6.0)%
Organic Net Sales(b)	672	664	1.2%	1,231	1,215	1.3%
Segment Adjusted EBITDA	192	151	27.2%	343	264	29.9%

(a) There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 3, 2016 compared to the Three Months Ended June 28, 2015:
Net sales increased 343.1% to $638 million, primarily driven by the 2015 Merger. Pro forma net sales decreased by 3.9% due to the unfavorable impact of foreign currency (5.1 pp). Organic Net Sales increased 1.2% driven by higher pricing (3.1 pp) that was partially offset by unfavorable volume/mix (1.9 pp). Pricing increased from significant pricing actions to offset higher input costs in local currency. Unfavorable volume/mix reflected the volume impact of reduced promotional activity in cheese versus the prior year as well as lower shipments in coffee and ready-to-drink beverages.
Segment Adjusted EBITDA increased 27.2% despite the unfavorable impact of foreign currency (7.2 pp). This increase was driven primarily by Integration Program savings and favorable pricing net of higher input costs in local currency, partially offset by unfavorable volume/mix.

Six Months Ended July 3, 2016 compared to the Six Months Ended June 28, 2015:
Net sales increased 330.9% to $1.1 billion, primarily driven by the 2015 Merger. Pro forma net sales decreased by 6.0% due to the unfavorable impact of foreign currency (7.3 pp). Organic Net Sales increased 1.3% driven by higher pricing (3.4 pp) that was partially offset by unfavorable volume/mix (2.1 pp). Pricing increased from significant pricing actions to offset higher input costs in local currency, despite deflation in key commodities. Unfavorable volume/mix reflected the volume impact of reduced promotional activity in cheese versus the prior year as well as lower shipments in coffee and foodservice, partially offset by higher shipments of condiments and sauces.
Segment Adjusted EBITDA increased 29.9% despite the unfavorable impact of foreign currency (10.3 pp). This increase was driven primarily by Integration Program savings and favorable pricing net of key commodity costs, partially offset by unfavorable volume/mix.
Europe:

	For the Three Months Ended			For the Six Months Ended
	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
	(in millions)			(in millions)
Net sales	$578	$620	(6.8)%	$1,131	$1,246	(9.2)%
Pro forma net sales(a)	578	621	(6.9)%	1,131	1,247	(9.3)%
Organic Net Sales(b)	591	605	(2.3)%	1,168	1,204	(3.0)%
Segment Adjusted EBITDA	212	225	(5.8)%	389	439	(11.4)%

(a) There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 3, 2016 compared to the Three Months Ended June 28, 2015:
Net sales decreased 6.8% to $578 million, primarily due to the unfavorable impacts of divestitures and foreign currency. Pro forma net sales decreased 6.9%, primarily reflecting the unfavorable impacts of divestitures (2.5 pp) and foreign currency (2.1 pp). Organic Net Sales decreased 2.3% due to lower pricing (2.4 pp) and neutral volume/mix (0.1 pp). Lower pricing was primarily due to promotional activity in condiments and sauces versus the prior period in the UK. Neutral volume/mix reflected gains from condiments and sauces in most countries offset by lower shipments across most categories in the UK.
Segment Adjusted EBITDA decreased 5.8% partially due to the unfavorable impact of foreign currency (3.1 pp). Excluding currency, the Segment Adjusted EBITDA decline was primarily due to lower pricing and an increase in marketing investments, partially offset by savings in manufacturing costs.
Six Months Ended July 3, 2016 compared to the Six Months Ended June 28, 2015:
Net sales decreased 9.2% to $1.1 billion reflecting the unfavorable impacts of divestitures and foreign currency. Pro forma net sales decreased 9.3% partially due to the unfavorable impacts of divestitures (3.3 pp) and foreign currency (3.0 pp). Organic Net Sales decreased 3.0% due to lower pricing (3.4 pp), partially offset by favorable volume/mix (0.4 pp). Lower pricing was primarily due to increased promotional activity in soup and beans in the UK versus the prior period and declines in condiments and sauces across Europe. Favorable volume/mix was primarily due to growth in beans in the UK as well as condiments and sauces across the region, partially offset by declines in infant nutrition and soup in the UK.
Segment Adjusted EBITDA decreased 11.4% partially due to the unfavorable impact of foreign currency (3.4 pp). Excluding currency, the Segment Adjusted EBITDA decline was primarily due to lower pricing and an increase in marketing investments, partially offset by savings in manufacturing costs.

Rest of World:

	For the Three Months Ended			For the Six Months Ended
	July 3, 2016	June 28, 2015	% Change	July 3, 2016	June 28, 2015	% Change
	(in millions)			(in millions)
Net sales	$885	$975	(9.2)%	$1,683	$1,838	(8.4)%
Pro forma net sales(a)	885	1,062	(16.7)%	1,683	2,008	(16.2)%
Organic Net Sales(b)	939	877	7.1%	1,808	1,664	8.7%
Segment Adjusted EBITDA	208	228	(8.8)%	375	418	(10.3)%

(a) There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(b) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 3, 2016 compared to the Three Months Ended June 28, 2015:
Net sales decreased 9.2% to $885 million, reflecting the unfavorable impact of foreign currency, which was partially offset by the inclusion of Kraft in the current period. Pro forma net sales decreased 16.7% due to the unfavorable impact of foreign currency (23.8 pp, including 17.5 pp from the devaluation of the Venezuelan bolivar). Organic Net Sales increased 7.1%, driven by higher pricing (5.0 pp) and favorable volume/mix (2.1 pp). Higher pricing was primarily driven by pricing actions to offset higher input costs in local currency in Latin America. Favorable volume/mix was primarily driven by growth in condiments and sauces across all regions.
Segment Adjusted EBITDA decreased 8.8% primarily due to the unfavorable impact of foreign currency (34.5 pp, including 27.5 pp from the devaluation of the Venezuelan bolivar). Excluding currency, Segment Adjusted EBITDA growth was primarily driven by organic sales growth.
Six Months Ended July 3, 2016 compared to the Six Months Ended June 28, 2015:
Net sales decreased 8.4% to $1.7 billion reflecting the unfavorable impact of foreign currency, which was partially offset by the inclusion of Kraft in the current period. Pro forma net sales decreased 16.2% due to the unfavorable impact of foreign currency (24.9 pp, including 17.5 pp from the devaluation of the Venezuelan bolivar). Organic Net Sales increased 8.7%, driven by favorable volume/mix (4.4 pp) and higher pricing (4.3 pp). Favorable volume/mix was driven by growth in condiments and sauces across all regions. Higher pricing was driven primarily by pricing actions to offset higher input costs in local currency in Latin America.
Segment Adjusted EBITDA decreased 10.3%, primarily due to the unfavorable impact of foreign currency (36.2 pp, including 28.5 pp from the devaluation of the Venezuelan bolivar). Excluding currency, Segment Adjusted EBITDA growth was primarily driven by organic sales growth.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, our Revolving Credit Facility (as defined below), our securitization programs, and our commercial paper program will provide sufficient liquidity to meet our working capital needs, expected Integration Program and restructuring expenditures, planned capital expenditures, contributions to our postemployment benefit plans, future contractual obligations, and payment of our anticipated quarterly dividends. We intend to use our cash on hand and our commercial paper program for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.1 billion in the six months ended July 3, 2016, compared to $411 million in the six months ended June 28, 2015. The increase in cash provided by operating activities was primarily due to an increase in operating income as a result of the 2015 Merger, which was partially offset by increased cash expenditures related to the Integration Program and restructuring activities and increased pension contributions. See Note 8, Postemployment Benefits, for further discussion of our pension contributions, including the amount that we expect to pay in the current year. Net working capital was flat year over year, with favorable changes in sold receivables largely being offset by unfavorable changes in inventories and trade receivables. We had increased cash inflows from sold receivables as a result of increasing our U.S. securitization program. The change in inventories was driven by an increase in inventory production ahead of planned facility closures and consolidations under our Integration Program, combined with the impact of seasonality.

Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $516 million in the six months ended July 3, 2016, compared to net cash provided by investing activities of $150 million in the six months ended June 28, 2015. The increase in cash used for investing activities was driven by an increase in capital expenditures, which was primarily due to the integration and restructuring activities in the United States during the six months ended July 3, 2016. We expect 2016 capital expenditures to be approximately $1.4 billion, including capital expenditures required for our ongoing integration and restructuring activities. The increase in cash used for investing activities was also driven by lower cash settlements of net investment hedges in the six months ended July 3, 2016 than in the six months ended June 28, 2015.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $2.2 billion in the six months ended July 3, 2016, compared to $379 million in the six months ended June 28, 2015. The increase in cash used for financing activities was primarily driven by the redemption of all outstanding shares of our Series A Preferred Stock and the payment of our quarterly common stock cash dividend, which commenced during the third quarter of 2015. These increases were partially offset by proceeds from our May 2016 issuance of U.S. Dollar Notes and Euro Notes and by net proceeds from our issuance of commercial paper, which were our primary sources of funding for the Series A Preferred Stock redemption. Additionally, in the prior year we had a benefit from proceeds from the issuance of long-term debt, which were largely offset by repayments of long-term debt. Our cash used for financing activities for the six months ended July 3, 2016 also reflected the positive impact of no cash distribution related to our Series A Preferred Stock in the first quarter of 2016. See Equity and Dividends for further information on cash distributions related to our Series A Preferred Stock.

Cash Held by International Subsidiaries:
At July 3, 2016, approximately $1.4 billion of cash and short-term investments were held by international subsidiaries.
We have provided for a deferred tax liability of $22 million for undistributed earnings not considered to be indefinitely reinvested.
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
Further, certain previously taxed earnings have not yet been remitted and certain intercompany loans have not been repaid. As a result, in future periods, we believe that we could remit approximately $3.7 billion of cash to the United States without incurring any additional material tax expense.
Total Debt:
During the second quarter of 2016, we also commenced a commercial paper program. As of July 3, 2016, we had $633 million of commercial paper outstanding, which had a weighted average interest rate of 1.129%. There was no commercial paper outstanding at January 3, 2016.
We maintain our Senior Credit Facilities comprised of our $4.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $600 million Term Loan Facility (together with the Revolving Credit Facility, the “Senior Credit Facilities”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facilities contain customary representations, covenants, and events of default. At July 3, 2016, $600 million aggregate principal amount of our Term Loan Facility was outstanding. No amounts were drawn on our Revolving Credit Facility at July 3, 2016 or during the six months ended July 3, 2016. Effective May 4, 2016, we amended the Revolving Credit Facility. See Note 12, Commitments, Contingencies and Debt, for additional information on the amendment. See our consolidated financial statements and related notes on Form 10-K for the year ended January 3, 2016, for additional information on our Senior Credit Facilities, including covenant information related to our Revolving Credit Facility, interest rates on borrowings, maturity dates, and other general terms.
Our long-term debt, including the current portion, was $32.1 billion at July 3, 2016 and $25.2 billion at January 3, 2016. The increase during the period was driven by new issuances of long-term debt in May 2016. See Note 12, Commitments, Contingencies and Debt, for additional details related to this long-term debt issuance. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of July 3, 2016.

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
Markets for our key commodities were volatile during the three and six months ended July 3, 2016. We expect commodity cost volatility to continue over the remainder of the year. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Off-Balance Sheet Arrangements:
During the second quarter of 2016, we amended our U.S. securitization program. Under the new terms, we receive cash consideration of up to $800 million and a receivable for the remainder of the Deferred Purchase Price. See Note 12, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information.
There were no other material changes to our off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2016.
Aggregate Contractual Obligations:
During the second quarter of 2016, we issued long-term debt, and as a result, our long-term debt, including the current portion, increased to $32.1 billion at July 3, 2016 as compared to $25.2 billion at January 3, 2016. See Note 12, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information.
Additionally, during the second quarter of 2016, we redeemed all outstanding shares of our Series A Preferred Stock, and as a result, we will not make any further Series A Preferred Stock dividend payments. See Note 12, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information.
There were no other material changes to our aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2016.
Equity and Dividends
Common Stock Dividends:
We paid common stock dividends of $1.3 billion in the six months ended July 3, 2016. No common stock dividends were paid in the six months ended June 28, 2015.
On May 4, 2016, our Board of Directors declared a cash dividend of $0.575 per share of common stock, which was paid on July 8, 2016, to shareholders of record on May 27, 2016. We accrued dividends payable related to this dividend as of July 3, 2016.
Additionally, on August 4, 2016, our Board of Directors declared a cash dividend of $0.60 per share of common stock, which is payable on October 7, 2016 to shareholders of record on August 26, 2016. The present annualized dividend rate is $2.40 per share of common stock.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Series A Preferred Stock:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock. Following the redemption we will not pay any future dividends on our Series A Preferred Stock.
Prior to the redemption, we made cash distributions of $180 million in the six months ended July 3, 2016 compared to $360 million in the six months ended June 28, 2015. The decrease in Series A Preferred Stock dividends occurred because, concurrent with the declaration of our common stock dividend on December 8, 2015, we also declared and paid the Series A Preferred Stock dividend that would otherwise have been payable on March 7, 2016. Accordingly, there were no cash distributions related to our Series A Preferred Stock in the first quarter of 2016.

Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our significant accounting policies are described in Note 1, Background and Basis of Presentation, to our consolidated financial statements for the year ended January 3, 2016 in our Annual Report on Form 10-K. Our significant accounting assumptions and estimates are described in our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 3, 2016 in our Annual Report on Form 10-K.
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
The following unaudited pro forma condensed combined statements of income for the three and six months ended June 28, 2015 are based on the historical financial statements of Heinz and Kraft after giving effect to the 2015 Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to these unaudited pro forma condensed combined statements of income.
The Heinz statements of income information for the three and six months ended June 28, 2015 was derived from the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The Kraft statements of income information for the three and six months ended June 28, 2015 was derived from its unaudited condensed consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on July 7, 2016.
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

The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the 2015 Merger Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. Such allocation was final as of the issuance date of this report.
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
The historical consolidated financial information has been adjusted in the accompanying unaudited pro forma condensed combined statements of income to give effect to unaudited pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of the combined company. As a result, under SEC Regulation S-X Article 11, certain expenses such as Deal Costs and the fair value step-up of Kraft’s inventory (“Inventory Step-up Costs”), if applicable, are eliminated from pro forma results in the periods presented. In contrast, under the ASC 805 presentation in Note 2, Merger and Acquisition, to the condensed consolidated financial statements, these expenses are required to be included in prior year pro forma results.
The unaudited pro forma condensed combined financial information, including the related notes, should be read in conjunction with the historical consolidated financial statements and related notes of Kraft, and with our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The historical SEC filings of Kraft are available to the public at the SEC’s website at www.sec.gov.

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Three Months Ended June 28, 2015
(in millions, except per share data)
(Unaudited)

	Historical Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$2,616	$4,514	$—	$7,130
Cost of products sold	1,734	2,945	30	4,709
Gross profit	882	1,569	(30)	2,421
Selling, general and administrative expenses	438	646	23	1,107
Operating income	444	923	(53)	1,314
Interest expense	394	123	(20)	497
Other expense/(income), net	245	1	—	246
Income/(loss) before income taxes	(195)	799	(33)	571
Provision for/(benefit from) income taxes	(35)	248	(12)	201
Net income/(loss)	(160)	551	(21)	370
Net income/(loss) attributable to noncontrolling interest	4	—	—	4
Net income/(loss) attributable to Kraft Heinz	(164)	551	(21)	366
Preferred dividends	180	—	—	180
Net income/(loss) attributable to common shareholders	$(344)	$551	$(21)	$186

Basic common shares outstanding	380	592	222	1,194
Diluted common shares outstanding	380	597	247	1,224

Per share data applicable to common shareholders:
Basic earnings/(loss)	$(0.91)	$0.93	$0.14	$0.16
Diluted earnings/(loss)	(0.91)	0.92	0.14	0.15

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Six Months Ended June 28, 2015
(in millions, except per share data)
(Unaudited)

	Historical Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$5,094	$8,866	$—	$13,960
Cost of products sold	3,365	5,934	(34)	9,265
Gross profit	1,729	2,932	34	4,695
Selling, general and administrative expenses	776	1,268	55	2,099
Operating income	953	1,664	(21)	2,596
Interest expense	595	247	(40)	802
Other expense/(income), net	206	(16)	—	190
Income/(loss) before income taxes	152	1,433	19	1,604
Provision for/(benefit from) income taxes	33	452	8	493
Net income/(loss)	119	981	11	1,111
Net income/(loss) attributable to noncontrolling interest	7	—	—	7
Net income/(loss) attributable to Kraft Heinz	112	981	11	1,104
Preferred dividends	360	—	—	360
Net income/(loss) attributable to common shareholders	$(248)	$981	$11	$744

Basic common shares outstanding	379	590	221	1,190
Diluted common shares outstanding	379	596	246	1,221

Per share data applicable to common shareholders:
Basic earnings/(loss)	$(0.66)	$1.66	$(0.37)	$0.63
Diluted earnings/(loss)	(0.66)	1.64	(0.37)	0.61

The Kraft Heinz Company
Summary of Pro Forma Adjustments
(in millions)
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 28, 2015	June 28, 2015
Impact to cost of products sold:
Postemployment benefit costs(a)	$30	$(34)
Impact to cost of products sold	$30	$(34)

Impact to selling, general and administrative expenses:
Depreciation and amortization(b)	$42	$84
Compensation expense(c)	18	31
Postemployment benefit costs(a)	10	11
Deal costs(d)	(47)	(71)
Impact to selling, general and administrative expenses	$23	$55

Impact to interest expense:
Interest expense(e)	$(20)	$(40)
Impact to interest expense	$(20)	$(40)
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

(b)
Represents incremental amortization resulting from the fair value adjustment of Kraft’s definite-lived intangible assets in connection with the 2015 Merger. The net change in depreciation expense resulting from the fair value adjustment of property, plant, and equipment was insignificant. See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended January 3, 2016, for additional information on the determination of fair values.

(c)
Represents the incremental compensation expense due to the fair value remeasurement of certain of Kraft’s equity awards in connection with the 2015 Merger. See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended January 3, 2016, for additional information on the conversion of Kraft’s equity awards in connection with the 2015 Merger.

(d)	Represents the elimination of non-recurring deal costs incurred in connection with the 2015 Merger.

(e)
Represents the incremental change in interest expense resulting from the fair value adjustment of Kraft’s long-term debt in connection with the 2015 Merger, including the elimination of the historical amortization of deferred financing fees and amortization of original issuance discount.

We calculated the income tax effect of the pro forma adjustments using a 38.5% weighted average statutory tax rate for the periods presented.
Additionally, we calculated the unaudited pro forma weighted average number of basic shares outstanding by adding Heinz’s historical weighted average number of basic shares outstanding, the 500 million shares issued to the Sponsors in connection with their equity investments (after giving effect to the pre-closing Heinz conversion ratio of 0.443332) and the historical weighted average number of basic shares of Kraft, which were converted on a 1:1 basis into shares of Kraft Heinz. We calculated the unaudited pro forma weighted average number of diluted shares outstanding by adding the effect of dilutive securities to the unaudited pro forma weighted average number of basic shares outstanding, including dilutive securities of historical Heinz.

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
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes; in addition to these adjustments, we exclude, when they occur, the impacts of depreciation and amortization (excluding integration and restructuring expenses) (including amortization of postretirement benefit plans prior service credits), integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, nonmonetary currency devaluation, and equity award compensation expense (excluding integration and restructuring expenses). Adjusted EBITDA for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. Adjusted EBITDA is a tool intended to assist management in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our core operations.
Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, and nonmonetary currency devaluation, and including when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. Adjusted EPS for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. Management uses Adjusted EPS to assess operating performance on a consistent basis.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Organic Net Sales
For the Three Months Ended July 3, 2016 and June 28, 2015
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales	Impact of Currency	Impact of Divestitures	Organic Net Sales	Price	Volume/Mix
July 3, 2016*
United States	$4,692	$—	$—	$4,692
Canada	638	(34)	—	672
Europe	578	(13)	—	591
Rest of World	885	(54)	—	939
	$6,793	$(101)	$—	$6,894

June 28, 2015
United States	$4,783	$—	$—	$4,783
Canada	664	—	—	664
Europe	621	—	16	605
Rest of World	1,062	185	—	877
	$7,130	$185	$16	$6,929

Year-over-year growth rates
United States	(1.9)%	0.0	pp	0.0	pp	(1.9)%	1.2	pp	(3.1	) pp
Canada	(3.9)%	(5.1	) pp	0.0	pp	1.2%	3.1	pp	(1.9	) pp
Europe	(6.9)%	(2.1	) pp	(2.5	) pp	(2.3)%	(2.4	) pp	0.1	pp
Rest of World	(16.7)%	(23.8	) pp	0.0	pp	7.1%	5.0	pp	2.1	pp
	(4.7)%	(4.0	) pp	(0.2	) pp	(0.5)%	1.6	pp	(2.1	) pp
*There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Organic Net Sales
For the Six Months Ended July 3, 2016 and June 28, 2015
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales	Impact of Currency	Impact of Divestitures	Organic Net Sales	Price	Volume/Mix
July 3, 2016*
United States	$9,407	$—	$—	$9,407
Canada	1,142	(89)	—	1,231
Europe	1,131	(37)	—	1,168
Rest of World	1,683	(125)	—	1,808
	$13,363	$(251)	$—	$13,614

June 28, 2015
United States	$9,490	$—	$—	$9,490
Canada	1,215	—	—	1,215
Europe	1,247	—	43	1,204
Rest of World	2,008	344	—	1,664
	$13,960	$344	$43	$13,573

Year-over-year growth rates
United States	(0.9)%	0.0	pp	0.0	pp	(0.9)%	0.6	pp	(1.5	) pp
Canada	(6.0)%	(7.3	) pp	0.0	pp	1.3%	3.4	pp	(2.1	) pp
Europe	(9.3)%	(3.0	) pp	(3.3	) pp	(3.0)%	(3.4	) pp	0.4	pp
Rest of World	(16.2)%	(24.9	) pp	0.0	pp	8.7%	4.3	pp	4.4	pp
	(4.3)%	(4.3	) pp	(0.3	) pp	0.3%	1.0	pp	(0.7	) pp
*There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Income to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016*	June 28, 2015	July 3, 2016*	June 28, 2015
Pro forma net income/(loss)	$955	$370	$1,855	$1,111
Interest expense	264	497	513	802
Other expense/(income), net	6	246	(2)	190
Provision for/(benefit from) income taxes	411	201	783	493
Operating income	1,636	1,314	3,149	2,596
Depreciation and amortization (excluding integration and restructuring expenses)	124	210	285	426
Integration and restructuring expenses	284	118	544	199
Merger costs	14	41	29	54
Unrealized losses/(gains) on commodity hedges	(37)	(21)	(45)	(23)
Impairment losses	53	58	53	58
Losses/(gains) on sale of business	—	(21)	—	(21)
Nonmonetary currency devaluation	2	49	3	49
Equity award compensation expense (excluding integration and restructuring expenses)	11	25	20	44
Adjusted EBITDA	$2,087	$1,773	$4,038	$3,382
*There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.

The Kraft Heinz Company
Reconciliation of Pro Forma Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016*	June 28, 2015	July 3, 2016*	June 28, 2015
Pro forma diluted EPS	$0.63	$0.15	$1.36	$0.61
Integration and restructuring expenses(a)	0.16	0.07	0.30	0.12
Merger costs(b)	0.01	0.15	0.02	0.17
Unrealized losses/(gains) on commodity hedges(a)	(0.02)	(0.01)	(0.03)	(0.01)
Impairment losses(a)	0.03	0.03	0.03	0.03
Losses/(gains) on sale of business(a)	—	(0.01)	—	(0.01)
Nonmonetary currency devaluation(c)	—	0.23	0.01	0.23
Preferred dividend adjustment(d)	0.04	—	(0.11)	—
Adjusted EPS	$0.85	$0.61	$1.58	$1.14
*There are no pro forma adjustments in the periods ended July 3, 2016 as Kraft and Heinz were a combined company for the entire period.
(a) Refer to the reconciliation of pro forma net income to Adjusted EBITDA for the related gross expenses.
(b) Merger costs include the following gross expenses:

•	Expenses recorded in cost of products sold of $1 million for the three and six months ended July 3, 2016;

•
Expenses recorded in selling, general and administrative expenses of $13 million for the three months and $28 million for the six months ended July 3, 2016 and $41 million for the three months and $54 million for the six months ended June 28, 2015;

•	Expenses recorded in interest expense of $227 million for the three months and $259 million for the six months ended June 28, 2015; and,

•	Expenses recorded in other expense/(income), net of $26 million for the three and six months ended June 28, 2015.
(c) Nonmonetary currency devaluation includes the following gross expenses:

•
Expenses recorded in cost of products sold of $2 million for the three months and $3 million for the six months ended July 3, 2016 and $49 million for the three and six months ended June 28, 2015; and,

•	Expenses recorded in other expense/(income), net of $7 million for the three and six months ended July 3, 2016 and $234 million for the three and six months ended June 28, 2015.

(d)
For Adjusted EPS, we present the impact of the Series A Preferred Stock dividend payments on an accrual basis. Accordingly, we include adjustments to EPS to include $180 million of Series A Preferred Stock dividends during the first quarter of 2016 (to reflect the March 7, 2016 Series A Preferred Stock dividend that was paid in December 2015) and to exclude $51 million of Series A Preferred Stock dividends during the three months ended July 3, 2016 (to reflect that it was redeemed on June 7, 2016).

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “expect,” “improve,” “reassess,” “remain,” “will,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, synergies and growth, , taxes, integration, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, increased competition; our ability to maintain, extend and expand our reputation and brand image; our ability to differentiate our products from other brands; the consolidation of retail customers; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our inability to realize the anticipated benefits from our cost savings initiatives; changes in relationships with significant customers and suppliers; execution of our international expansion strategy; changes in laws and regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; failure to successfully integrate the business and operations of Kraft Heinz in the expected time frame; our ability to complete or realize the benefits from potential and completed acquisitions, alliances, divestitures or joint ventures; economic and political conditions in the nations in which we operate; the volatility of capital markets; increased pension, labor and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; disruptions in information technology networks and systems; our inability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers or regulators operate; our indebtedness and ability to pay such indebtedness; tax law changes or interpretations; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see “Risk Factors” below in this Quarterly Report on Form 10-Q. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the six months ended July 3, 2016. For additional information, refer to our Annual Report on Form 10-K for the year ended January 3, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended July 3, 2016. We determined that there were no changes in our internal control over financial reporting during the quarter ended July 3, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 12, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of legal proceedings.
Item 1A. Risk Factors.
Please refer to Part I, Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended January 3, 2016 for information regarding factors that could affect our results of operations and financial condition. The following addition has been made to our Risk Factor disclosures subsequent to the filing of such Annual Report on Form 10-K.
We may not generate U.S. earnings and profits sufficient for distributions paid to stockholders to be treated as dividends for U.S. federal income tax purposes.
Although it is currently anticipated that we will continue to pay regular quarterly dividends, we currently anticipate that distributions made on our stock, including the redemption of $8.3 billion of our Series A Preferred Stock (which we believe will be treated as a dividend distribution for U.S. federal income tax purposes), will significantly exceed our earnings and profits in 2016 (as determined under U.S. tax principles) and, therefore, only a portion of our regular 2016 quarterly dividends will be treated as dividends for U.S. federal income tax purposes. For purposes of U.S. federal income tax, insofar as our earnings and profits are not sufficient, these distributions would be treated as a return of capital to each stockholder, up to the extent of the stockholder’s tax basis. If a stockholder does not have sufficient tax basis, these distributions could result in taxable gains to the stockholder. Stockholders should consult their tax advisors for a full understanding of all of the tax consequences of the receipt of dividends, including distributions in excess of our earnings and profits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities during the Quarter ended July 3, 2016
Our share repurchase activity for the three months ended July 3, 2016 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
4/4/2016 - 5/8/2016	8,150	$77.15	—
5/9/2016 - 6/5/2016	1,394	78.21	—
6/6/2016 - 7/3/2016	1,556	85.36	—	$—
For the Quarter Ended July 3, 2016	11,100		—

(a)
Includes the following types of share repurchase activity, when they occur: (1) shares tendered by individuals who used shares to pay the related taxes for grants of RSUs that vested, (2) shares repurchased in connection with the exercise of stock options, and (3) shares repurchased related to employee benefit programs (including our annual bonus swap program).

Item 6. Exhibits.

Exhibit No.	Descriptions

3.1
Certificate of Retirement of Series A Preferred Stock of The Kraft Heinz Company dated June 7, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on June 7, 2016).

4.1
Fourth Supplemental Indenture, dated as of May 24, 2016, governing the 3.000% Senior Notes due 2026 and the 4.375% Senior Notes due 2046, by and among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on May 25, 2016).

4.2	Form of the 3.000% Senior Notes due 2026 and the 4.375% Senior Notes due 2046 included in Exhibit 4.1.
4.3
Fifth Supplemental Indenture, dated as of May 25, 2016, governing the 1.500% Senior Notes due 2024 and the 2.250% Senior Notes due 2028, by and among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on May 25, 2016).

4.4	Form of the 1.500% Senior Notes due 2024 and the 2.250% Senior Notes due 2028 included in Exhibit 4.3.
4.5
Registration Rights Agreement dated as of May 24, 2016, relating to the 3.000% Senior Notes due 2026 and the 4.375% Senior Notes due 2046, by and among Kraft Heinz Foods Company, The Kraft Heinz Company, Barclays Capital Inc., J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, for themselves and on behalf of the other initial purchasers (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on May 25, 2016).

10.1
First Amendment to Credit Agreement, entered into as of May 4, 2016, to the Credit Agreement dated as of July 6, 2015, by and among The Kraft Heinz Company, Kraft Heinz Foods Company, the banks, financial institutions and other institutional lenders party thereto, the issuing banks, JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Europe Limited, as London agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on May 6, 2016).

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Kraft Heinz Company
Date:	August 5, 2016
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Kraft Heinz Company
Date:	August 5, 2016
		By:	/s/ Christopher R. Skinger
Christopher R. Skinger
Vice President, Global Controller
(Principal Accounting Officer)