Form 10-Q
period 2016-10-02
Kraft Heinz Co
filed 2016-11-04
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2016, there were 1,217,270,219 shares of the registrant’s common stock outstanding.

The Kraft Heinz Company

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net sales	$6,267	$6,120	$19,630	$11,214
Cost of products sold	4,049	4,492	12,503	7,857
Gross profit	2,218	1,628	7,127	3,357
Selling, general and administrative expenses	805	1,229	2,565	2,005
Operating income	1,413	399	4,562	1,352
Interest expense	311	460	824	1,055
Other expense/(income), net	(3)	108	(5)	314
Income/(loss) before income taxes	1,105	(169)	3,743	(17)
Provision for/(benefit from) income taxes	262	(49)	1,045	(16)
Net income/(loss)	843	(120)	2,698	(1)
Net income/(loss) attributable to noncontrolling interest	1	3	10	10
Net income/(loss) attributable to Kraft Heinz	842	(123)	2,688	(11)
Preferred dividends	—	180	180	540
Net income/(loss) attributable to common shareholders	$842	$(303)	$2,508	$(551)
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.69	$(0.27)	$2.06	$(0.87)
Diluted earnings/(loss)	0.69	(0.27)	2.05	(0.87)
Dividends declared	0.60	0.55	1.75	0.55

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income/(loss)	$843	$(120)	$2,698	$(1)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(148)	(1,023)	(294)	(1,456)
Net deferred gains/(losses) on net investment hedges	34	195	79	421
Net postemployment benefit gains/(losses) arising during the period	(145)	892	(145)	873
Reclassification of net postemployment benefit losses/(gains)	(39)	(11)	(143)	(4)
Net deferred gains/(losses) on cash flow hedges	31	45	(1)	(32)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(26)	(9)	(44)	129
Total other comprehensive income/(loss)	(293)	89	(548)	(69)
Total comprehensive income/(loss)	550	(31)	2,150	(70)
Comprehensive income/(loss) attributable to noncontrolling interest	3	(14)	19	(20)
Comprehensive income/(loss) attributable to Kraft Heinz	$547	$(17)	$2,131	$(50)

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	October 2, 2016	January 3, 2016
ASSETS
Cash and cash equivalents	$3,920	$4,837
Trade receivables (net of allowances of $28 at October 2, 2016 and $32 at January 3, 2016)	855	871
Sold receivables	208	583
Inventories	3,108	2,618
Other current assets	852	871
Total current assets	8,943	9,780
Property, plant and equipment, net	6,490	6,524
Goodwill	44,518	43,051
Intangible assets, net	59,620	62,120
Other assets	1,509	1,498
TOTAL ASSETS	$121,080	$122,973
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$653	$4
Current portion of long-term debt	2,047	79
Trade payables	3,456	2,844
Accrued marketing	708	856
Accrued postemployment costs	164	328
Income taxes payable	142	417
Interest payable	311	401
Dividends payable	769	762
Other current liabilities	1,164	1,241
Total current liabilities	9,414	6,932
Long-term debt	29,980	25,151
Deferred income taxes	20,706	21,497
Accrued postemployment costs	2,367	2,405
Other liabilities	745	752
TOTAL LIABILITIES	63,212	56,737
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interest	—	23
9.00% cumulative compounding preferred stock, Series A, no shares authorized and issued at October 2, 2016 and 80,000 authorized and issued shares at January 3, 2016, $0.01 par value	—	8,320
Equity:
Common stock, $0.01 par value (5,000,000,000 shares authorized at October 2, 2016 and January 3, 2016; 1,218,595,543 shares issued and 1,217,580,024 shares outstanding at October 2, 2016; 1,214,391,614 shares issued and 1,213,978,752 shares outstanding at January 3, 2016)	12	12
Additional paid-in capital	58,567	58,375
Retained earnings/(deficit)	374	—
Accumulated other comprehensive income/(losses)	(1,229)	(671)
Treasury stock, at cost	(82)	(31)
Total shareholders' equity	57,642	57,685
Noncontrolling interest	226	208
TOTAL EQUITY	57,868	57,893
TOTAL LIABILITIES AND EQUITY	$121,080	$122,973

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at January 3, 2016	$12	$58,375	$—	$(671)	$(31)	$208	$57,893
Net income/(loss) excluding redeemable noncontrolling interest	—	—	2,688	—	—	10	2,698
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(558)	—	8	(550)
Dividends declared-Series A Preferred Stock	—	—	(180)	—	—	—	(180)
Dividends declared-common stock	—	—	(2,130)	—	—	—	(2,130)
Exercise of stock options, issuance of other stock awards, and other	—	192	(4)	—	(51)	—	137
Balance at October 2, 2016	$12	$58,567	$374	$(1,229)	$(82)	$226	$57,868

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	October 2, 2016	September 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,698	$(1)
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	1,010	402
Amortization of postretirement benefit plans prior service credits	(217)	(31)
Equity award compensation expense	38	98
Deferred income tax provision	(28)	(562)
Pension contributions	(332)	(47)
Nonmonetary currency devaluation	18	234
Other items, net	(140)	508
Changes in current assets and liabilities:
Trade receivables	32	196
Sold receivables	375	78
Inventories	(481)	23
Accounts payable	480	(97)
Other current assets	(58)	22
Other current liabilities	(529)	(77)
Net cash provided by/(used for) operating activities	2,866	746
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(836)	(366)
Payments to acquire Kraft Foods Group, Inc., net of cash acquired	—	(9,468)
Proceeds from net investment hedges	84	481
Other investing activities, net	10	(48)
Net cash provided by/(used for) investing activities	(742)	(9,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(74)	(12,308)
Proceeds from issuance of long-term debt	6,981	14,823
Proceeds from issuance of commercial paper	4,296	—
Repayments of commercial paper	(3,660)	—
Proceeds from issuance of common stock	—	10,000
Dividends paid-Series A Preferred Stock	(180)	(540)
Dividends paid-common stock	(2,123)	(637)
Redemption of Series A Preferred Stock	(8,320)	—
Other financing activities, net	56	(147)
Net cash provided by/(used for) financing activities	(3,024)	11,191
Effect of exchange rate changes on cash and cash equivalents	(17)	(397)
Cash and cash equivalents:
Net increase/(decrease)	(917)	2,139
Balance at beginning of period	4,837	2,298
Balance at end of period	$3,920	$4,437

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
Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. and 3G Global Food Holdings, L.P. (together, the “Sponsors”), following their acquisition of H. J. Heinz Company (the “2013 Merger”) on June 7, 2013 (the “2013 Merger Date”).
Changes in Accounting and Reporting:
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
In September 2015, the FASB issued an ASU intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The ASU requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. We early adopted this ASU in 2015. See Note 2, Merger and Acquisition, for additional information on measurement period adjustments related to the 2015 Merger.
In February 2016, the FASB issued an ASU that superseded previously existing leasing guidance. The ASU is intended to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The new guidance requires lessees to reflect most leases on their balance sheet as assets and obligations. This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures, but we expect that the adoption will significantly increase the assets and liabilities on our consolidated balance sheets.
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

In August 2016, the FASB issued an ASU related to the classification of certain cash payments and cash receipts on the statement of cash flows. This ASU provides guidance on eight specific cash flow classification matters in order to reduce current and future diversity in practice. The ASU will be effective beginning in the first quarter of our fiscal year 2018. Early adoption is permitted. The guidance related to each of the eight separate classification matters must be adopted in the same period using a retrospective transition method. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
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
Valuation Assumptions and Purchase Price Allocation:
We utilized estimated fair values at the 2015 Merger Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. Such allocation was final as of July 3, 2016.
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

Pro Forma Results:
The following table provides unaudited pro forma results, prepared in accordance with ASC 805, for the three and nine months ended September 27, 2015, as if Kraft had been acquired as of December 30, 2013.

	For the Three Months Ended	For the Nine Months Ended
	September 27, 2015	September 27, 2015
	(in millions, except per share data)
Net sales	$6,363	$20,323
Net income	12	1,116
Basic earnings per share	(0.14)	0.48
Diluted earnings per share	(0.14)	0.47
The unaudited pro forma results include certain purchase accounting adjustments. We have made pro forma adjustments to exclude deal costs of $96 million ($59 million net of tax) for the three months and $166 million ($102 million net of tax) for the nine months ended September 27, 2015, and to exclude $347 million ($213 million net of tax) of non-cash costs related to the fair value step-up of Kraft’s inventory (“Inventory Step-up Costs”) for the three and nine months ended September 27, 2015, because such costs are non-recurring and are directly attributable to the 2015 Merger. These expenses were included in the prior year pro forma results.
The unaudited pro forma results do not include any anticipated cost savings or other effects of future integration or restructuring efforts. Unaudited pro forma amounts are not necessarily indicative of results had the 2015 Merger occurred on December 30, 2013 or of future results.
Note 3. Integration and Restructuring Expenses
Following the 2015 Merger, we announced a multi-year program (the “Integration Program”) designed to reduce costs, as well as integrate and optimize the combined organization. As part of the Integration Program, we incur expenses (primarily employee separations, lease terminations, and other direct exit costs) that qualify as exit and disposal costs under U.S. GAAP. We also incur expenses that are an integral component of, and directly attributable to, our restructuring activities, which do not qualify as exit and disposal costs (primarily accelerated depreciation, asset impairments, implementation costs such as new facility relocation and start-up costs, and other incremental costs).

Employee severance and other termination benefit packages are primarily determined based on established benefit arrangements, local statutory requirements, or historical benefit practices. We recognize the contractual component of these benefits when payment is probable and estimable; additional elements of severance and termination benefits associated with non-recurring benefits are recognized ratably over each employee’s required future service period. Asset-related costs consist primarily of accelerated depreciation and, to a lesser degree, asset impairments. Charges for accelerated depreciation are recognized on long-lived assets that will be taken out of service before the end of their normal service, in which case depreciation estimates are revised to reflect the use of the asset over its shortened useful life. Asset impairments establish a new fair value basis for assets held for disposal or sale and those assets are written down to expected net realizable value if carrying value exceeds fair value. All other costs are recognized as incurred.
Integration Program:
We currently expect the Integration Program will result in $1.9 billion of pre-tax costs, with approximately 60% reflected in cost of products sold, comprised of the following categories:

•
Organization costs ($650 million) associated with our plans to streamline and simplify our operating structure, resulting in workforce reduction. These costs primarily include severance and employee benefits (cash severance, non-cash severance, including accelerated equity award compensation expense, and pension and other termination benefits). In August 2015, we announced a new, streamlined structure for our businesses in the United States and Canada segments. This resulted in the reduction of salaried positions across the United States and Canada. Overall, we expect to eliminate 3,350 positions in connection with this reduction.

•
Footprint costs ($1.1 billion) associated with our plans to optimize our production and supply chain network, resulting in facility closures and consolidations. These costs primarily include asset-related costs (accelerated depreciation and asset impairment charges), costs to exit facilities, relocation and start-up costs of new facilities, and severance and employee benefits. On November 4, 2015, we announced our plans to close seven factories and began a consolidation of our distribution network. On September 13, 2016, we announced that one of the previously announced seven factories, our Fullerton, California factory, would remain open. In a staged process, production in the other six locations is shifting to other existing factories in the United States and Canada. Overall, we expect to close six factories and eliminate 1,900 positions in connection with these activities.

•	Other costs ($150 million) incurred as a direct result of integration activities, primarily including contract and lease terminations, professional fees, and other incremental third-party fees.
As of October 2, 2016, we have incurred approximately $1.6 billion of cumulative costs under the Integration Program, including: $676 million of severance and employee benefit costs, $539 million of non-cash asset-related costs, $241 million of other implementation costs, and $95 million of other exit costs. We expect that approximately 60% of the Integration Program expenses will be cash expenditures. Our Integration Program costs during the three and nine months ended October 2, 2016 were (in millions):

	For the Three Months Ended	For the Nine Months Ended
	October 2, 2016	October 2, 2016
Severance and employee benefit costs	$56	$114
Asset-related costs	98	403
Other exit costs	15	40
Other implementation costs	53	165
	$222	$722
At October 2, 2016, the total Integration Program liability related primarily to the elimination of general salaried and footprint-related positions across the United States and Canada, 3,250 of whom have left the company by October 2, 2016. The liability balance associated with the Integration Program, which qualifies as U.S. GAAP exit and disposal costs, was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at January 3, 2016	$185	$23	$208
Charges	114	40	154
Cash payments	(153)	(48)	(201)
Non-cash utilization	(25)	—	(25)
Balance at October 2, 2016	$121	$15	$136
(a) Other exit costs primarily represent contract and lease terminations.
We expect that a substantial portion of the Integration Program liability as of October 2, 2016 will be paid in 2016.
Restructuring Activities:
Prior to the 2015 Merger, we executed a number of other restructuring activities focused primarily on workforce reduction and factory closure and consolidation, which were substantially complete as of October 2, 2016. These programs, and other programs, resulted in the elimination of 8,250 positions and cumulative $569 million severance and employee benefit costs, $337 million non-cash asset-related costs, and $390 million other exit costs through October 2, 2016. Related to these restructuring activities, we incurred expenses of $15 million for the three months and $59 million for the nine months ended October 2, 2016.
As of October 2, 2016, the liability balance associated with active restructuring projects, which qualifies as U.S. GAAP exit and disposal costs, was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at January 3, 2016	$25	$30	$55
Charges	18	1	19
Cash payments	(31)	(5)	(36)
Balance at October 2, 2016	$12	$26	$38
(a) Other exit costs primarily represent contract and lease terminations.
We expect that a substantial portion of the active restructuring projects liability as of October 2, 2016 will be paid in 2016.

Total Integration and Restructuring:
Our total Integration Program and restructuring expenses recorded in cost of products sold and selling, general and administrative expenses (“SG&A”) were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Severance and employee benefit costs - COGS	$14	$85	$43	$104
Severance and employee benefit costs - SG&A	43	311	89	324
Asset-related costs - COGS	89	49	368	83
Asset-related costs - SG&A	9	—	35	—
Other exit costs - COGS	49	25	121	48
Other exit costs - SG&A	33	12	125	28
	$237	$482	$781	$587
We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA. See Note 14, Segment Reporting, for additional information on our segment structure. The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
United States	$161	$365	$607	$405
Canada	16	39	43	51
Europe	4	72	32	106
Rest of World	1	1	1	10
Non-Operating	55	5	98	15
	$237	$482	$781	$587
Note 4. Inventories
Inventories at October 2, 2016 and January 3, 2016 were (in millions):

	October 2, 2016	January 3, 2016
Packaging and ingredients	$656	$563
Work in process	405	393
Finished product	2,047	1,662
Inventories	$3,108	$2,618
The increase in inventories as of October 2, 2016 was primarily due to an increase in inventory production ahead of planned facility closures and consolidations under our Integration Program, combined with the impact of seasonality. See Note 3, Integration and Restructuring Expenses, for additional information on the Integration Program.
Note 5. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill from January 3, 2016 to October 2, 2016, by segment, were (in millions):

	United States	Canada	Europe	Rest of World	Total
Balance at January 3, 2016	$32,290	$4,796	$3,182	$2,783	$43,051
2015 Merger measurement period adjustments	1,433	—	—	—	1,433
Translation adjustments	—	251	(311)	94	34
Balance at October 2, 2016	$33,723	$5,047	$2,871	$2,877	$44,518
In connection with the 2015 Merger, we recorded $30.5 billion of goodwill in purchase accounting, representing the fair value as of the 2015 Merger Date. As of July 3, 2016, the assignment of goodwill to reporting units was final. During the first half of 2016, we made measurement period adjustments to the 2015 Merger purchase price allocation, resulting in an increase of $1.4 billion to goodwill in the United States segment. See Note 2, Merger and Acquisition, for additional information on these measurement period adjustments.
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
In the third quarter of 2016, we announced planned changes to our segment structure. We expect that these changes will become effective December 31, 2016. For additional information on these changes, see Note 14, Segment Reporting, to the condensed consolidated financial statements.
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
Our goodwill balance consists of a large number of individual reporting units and had an aggregate carrying value of $44.5 billion as of October 2, 2016. As a majority of our goodwill was recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there is not a significant excess of fair values over carry values as of October 2, 2016. We have a risk of future impairment to the extent that individual reporting unit performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred during the three months ended October 2, 2016 that indicated it was more likely than not that our goodwill was impaired. There were no accumulated impairment losses to goodwill as of October 2, 2016.
Indefinite-lived intangible assets:
In connection with the 2015 Merger, we recorded $43.1 billion of indefinite-lived intangible assets in purchase accounting, representing the fair values as of the 2015 Merger Date.
Indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at January 3, 2016	$55,824
2015 Merger measurement period adjustments	(1,978)
Translation adjustments	(328)
Balance at October 2, 2016	$53,518
We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2016 annual impairment testing in the second quarter of 2016. There was no impairment of indefinite-lived intangibles as a result of our testing; however, we noted that seven brands each had excess fair value over its carrying value of less than 10%. These brands had an aggregate carrying value of $6.1 billion at April 4, 2016 (our indefinite-lived intangible asset impairment testing date). Of the $6.1 billion aggregate carrying value, $5.6 billion was attributable to Velveeta, Lunchables, Maxwell House, and Cracker Barrel.
Our indefinite-lived intangible assets primarily consist of a large number of individual brands and had an aggregate carrying value of $53.5 billion as of October 2, 2016. As a majority of our indefinite-lived intangible assets were recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there is not a significant excess of fair values over carry values as of October 2, 2016. We have a risk of future impairment to the extent individual brand performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future. No events occurred during the three months ended October 2, 2016 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired.

Definite-lived intangible assets:
Definite-lived intangible assets at October 2, 2016 and January 3, 2016 were (in millions):

	October 2, 2016			January 3, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,357	$(148)	$2,209	$2,346	$(70)	$2,276
Customer-related assets	4,217	(333)	3,884	4,218	(209)	4,009
Other	12	(3)	9	15	(4)	11
	$6,586	$(484)	$6,102	$6,579	$(283)	$6,296
Amortization expense for definite-lived intangible assets was $66 million for the three months and $198 million for the nine months ended October 2, 2016 and was $66 million for the three months and $111 million for the nine months ended September 27, 2015. Aside from amortization expense, the changes in definite-lived intangible assets from January 3, 2016 to October 2, 2016 reflect the impact of foreign currency. We estimate that annual amortization expense for definite-lived intangible assets for each of the next five years will be approximately $275 million.
Note 6. Income Taxes
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment; accordingly, the consolidated income tax rate is a composite rate reflecting the earnings and applicable tax rates in various locations.
The effective tax rate was an expense of 23.7% for the three months and 27.9% for the nine months ended October 2, 2016, in comparison to the benefit of 29.1% for the three months and 92.4% for the nine months ended September 27, 2015. Our current effective tax rate reflects the favorable benefit of non-U.S. jurisdictions with lower tax rates, the U.S. manufacturing deduction, as well as the deferred tax effect of statutory tax rate changes and adjustments. The change in our effective tax rate for the three and nine months ended October 2, 2016 compared to the three and nine months ended September 27, 2015 was driven by the 2015 Merger as well as the impact of tax law changes and deferred tax adjustments. With the 2015 Merger, our operations in the United States and Canada increased, resulting in an unfavorable impact to the effective tax rate of higher blended statutory tax rates and a favorable impact to the effective tax rate of a larger U.S. manufacturing deduction.
Note 7. Employees’ Stock Incentive Plans
Our annual equity award grants and vesting occurred in the first quarter of 2016. Other off-cycle equity grants may occur throughout the year.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at January 3, 2016	24,205,612	$34.86
Options granted	1,466,626	79.78
Options forfeited	(760,613)	49.51
Options exercised	(3,701,021)	35.04
Outstanding at October 2, 2016	21,210,604	37.41
The aggregate intrinsic value of stock options exercised during the period was $170 million for the nine months ended October 2, 2016.

Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
RSUs at January 3, 2016	968,444	$70.14
Granted	503,659	77.52
Forfeited	(118,585)	75.12
Vested	(489,631)	72.96
RSUs at October 2, 2016	863,887	72.12
The aggregate fair value of RSUs that vested during the period was $38 million for the nine months ended October 2, 2016.
Total Equity Awards:
The compensation cost related to equity awards was primarily recognized in general corporate expenses within SG&A. Equity award compensation cost and the related tax benefit was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Pre-tax compensation cost	$12	$91	$38	$98
Tax benefit	(4)	(34)	(12)	(37)
After-tax compensation cost	$8	$57	$26	$61
Unrecognized compensation cost related to unvested equity awards was $97 million at October 2, 2016 and is expected to be recognized over a weighted average period of three years.
Note 8. Postemployment Benefits
In the first quarter of 2016, we changed the method that we use to estimate the service cost and interest cost components of net pension cost/(benefit) and net postretirement cost/(benefit). We use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change resulted in a decrease in service and interest cost of approximately $20 million in the three months ended October 2, 2016 and approximately $60 million in the nine months ended October 2, 2016 compared to what our costs would have been under the previous method. This change did not affect the measurement of our total benefit obligations. We have accounted for this change prospectively as a change in accounting estimate.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following for the three and nine months ended October 2, 2016 and September 27, 2015 (in millions):

	For the Three Months Ended				For the Nine Months Ended
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Service cost	$3	$22	$6	$8	$10	$25	$18	$18
Interest cost	52	82	21	30	158	91	64	73
Expected return on plan assets	(73)	(86)	(44)	(55)	(221)	(94)	(137)	(140)
Amortization of unrecognized losses/(gains)	—	1	—	—	—	3	—	—
Settlements	26	—	—	8	20	—	—	19
Curtailments	—	(1)	—	(7)	—	(1)	—	(9)
Special/contractual termination benefits	—	3	—	4	—	3	—	4
Net pension cost/(benefit)	$8	$21	$(17)	$(12)	$(33)	$27	$(55)	$(35)
We capitalized a portion of net pension costs/(benefits) into inventory based on our production activities. These amounts are included in the table above.
In the third quarter of 2016, we approved the wind up of our Canadian salaried and Canadian hourly defined benefit pension plans effective December 31, 2016. This action had no impact on the condensed consolidated statements of income, condensed consolidated balance sheets, or condensed consolidated statements of cash flows as at and for the three and nine months ended October 2, 2016.
Employer Contributions:
During the nine months ended October 2, 2016, we contributed $311 million to our U.S. pension plans, which included contributions related to the settlement of our U.S. nonqualified pension plan that was terminated effective December 31, 2015. During the nine months ended October 2, 2016, we contributed $21 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of up to approximately $5 million to our non-U.S. plans during the remainder of 2016. We are not planning to make any further contributions to our U.S. plans during the remainder of 2016. However, our actual contributions and plans may change due to many factors, including changes in tax, employee benefit or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following for the three and nine months ended October 2, 2016 and September 27, 2015 (in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Service cost	$3	$7	$11	$9
Interest cost	13	33	43	37
Amortization of prior service costs/(credits)	(90)	(28)	(252)	(31)
Curtailments	—	1	—	1
Net postretirement cost/(benefit)	$(74)	$13	$(198)	$16
We capitalized a portion of net postretirement costs/(benefits) into inventory based on our production activities. These amounts are included in the table above.

Note 9. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses) were as follows (net of tax):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
	(in millions)
Balance as of January 3, 2016	$(1,646)	$922	$53	$(671)
Foreign currency translation adjustments	(304)	—	—	(304)
Net deferred gains/(losses) on net investment hedges	79	—	—	79
Net postemployment benefit gains/(losses)	—	(145)	—	(145)
Reclassification of net postemployment benefit losses/(gains)	—	(143)	—	(143)
Net deferred gains/(losses) on cash flow hedges	—	—	(1)	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	(44)	(44)
Total other comprehensive income/(loss)	(225)	(288)	(45)	(558)
Balance as of October 2, 2016	$(1,871)	$634	$8	$(1,229)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) for the three and nine months ended October 2, 2016 and September 27, 2015 were as follows (in millions):

	For the Three Months Ended
	October 2, 2016			September 27, 2015
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(151)	$—	$(151)	$(1,006)	$—	$(1,006)
Net deferred gains/(losses) on net investment hedges	34	—	34	240	(45)	195
Net actuarial gains/(losses) arising during the period	(405)	154	(251)	(54)	23	(31)
Prior service credits/(costs) arising during the period	172	(66)	106	1,500	(577)	923
Reclassification of net postemployment benefit losses/(gains)	(64)	25	(39)	(19)	8	(11)
Net deferred gains/(losses) on cash flow hedges	33	(2)	31	53	(8)	45
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(23)	(3)	(26)	(15)	6	(9)

	For the Nine Months Ended
	October 2, 2016			September 27, 2015
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(304)	$—	$(304)	$(1,426)	$—	$(1,426)
Net deferred gains/(losses) on net investment hedges	144	(65)	79	661	(240)	421
Net actuarial gains/(losses) arising during the period	(405)	154	(251)	(79)	29	(50)
Prior service credits/(costs) arising during the period	172	(66)	106	1,500	(577)	923
Reclassification of net postemployment benefit losses/(gains)	(232)	89	(143)	(9)	5	(4)
Net deferred gains/(losses) on cash flow hedges	(12)	11	(1)	(67)	35	(32)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(43)	(1)	(44)	207	(78)	129
In the third quarter of 2016, we determined that we had misstated the prior service credit related to the postretirement plan amendment recognized in the third quarter 2015 financial statements. This misstatement had an impact on other comprehensive income/(losses) for the three and nine months ended October 2, 2016 and September 27, 2015. Accordingly, in the third quarter of 2016, we recorded a correction to reduce accrued postemployment costs by $107 million, reduce deferred income taxes by $41 million, and increase accumulated other comprehensive income/(losses) by $66 million on the condensed consolidated balance sheet at October 2, 2016. This correction is reflected in prior service credits/(costs) arising during the period in the tables above. This misstatement was not material to our current or any prior period financial statements.
The amounts reclassified from accumulated other comprehensive income/(losses) in the three and nine months ended October 2, 2016 and September 27, 2015 were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses)				Affected Line Item in the Statement Where Net Income is Presented
	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$—	$—	$(3)	$2	Net sales
Foreign exchange contracts	(1)	(16)	(34)	(32)	Cost of products sold
Foreign exchange contracts	(23)	—	(9)	(1)	Other expense/(income), net
Interest rate contracts	1	1	3	238	Interest expense
Losses/(gains) on cash flow hedges before income taxes	(23)	(15)	(43)	207
Losses/(gains) on cash flow hedges income taxes	(3)	6	(1)	(78)
Losses/(gains) on cash flow hedges	$(26)	$(9)	$(44)	$129

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$—	$1	$—	$3	(a)
Amortization of prior service costs/(credits)	(90)	(28)	(252)	(31)	(a)
Settlement and curtailments losses/(gains)	26	8	20	19	(a)
Losses/(gains) on postemployment benefits before income taxes	(64)	(19)	(232)	(9)
Losses/(gains) on postemployment benefits income taxes	25	8	89	5
Losses/(gains) on postemployment benefits	$(39)	$(11)	$(143)	$(4)

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 8, Postemployment Benefits, for additional information.
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
Derivative Volume:
The notional values of our derivative instruments at October 2, 2016 and January 3, 2016 were (in millions):

	Notional Amount
	October 2, 2016	January 3, 2016
Commodity contracts	$475	$787
Foreign exchange contracts	2,466	3,458
Cross-currency contracts	3,173	4,328

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets at October 2, 2016 and January 3, 2016 were (in millions):

	October 2, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$32	$17	$—	$—	$32	$17
Cross-currency contracts	—	—	479	—	—	—	479	—
Derivatives not designated as hedging instruments:
Commodity contracts	22	10	—	2	—	—	22	12
Foreign exchange contracts	—	—	29	19	—	—	29	19
Cross-currency contracts	—	—	41	—	—	—	41	—
Total fair value	$22	$10	$581	$38	$—	$—	$603	$48

	January 3, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$46	$6	$—	$—	$46	$6
Cross-currency contracts	—	—	605	—	—	—	605	—
Derivatives not designated as hedging instruments:
Commodity contracts	24	29	1	7	—	—	25	36
Foreign exchange contracts	—	—	88	13	—	—	88	13
Cross-currency contracts	—	—	47	—	—	—	47	—
Total fair value	$24	$29	$787	$26	$—	$—	$811	$55
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $30 million at October 2, 2016 and $44 million at January 3, 2016. No material amounts of collateral were received or posted on our derivative assets and liabilities at October 2, 2016.
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
Net Investment Hedging:
In May 2016, we issued €1.8 billion aggregate principal amount of Euro denominated notes (see Note 12, Commitments, Contingencies and Debt). The principal amounts of these foreign denominated notes were designated as net investment hedges. Concurrently, we fully unwound our then-outstanding Euro swap (USD notional amount of $1.1 billion). At October 2, 2016, the principal amounts of foreign denominated debt designated as net investment hedges totaled €2,550 million and £400 million.
At October 2, 2016, our cross-currency swaps designated as net investment hedges consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap	C$	1.8	1.6	December 2019
Hedge Coverage:
At October 2, 2016, we had entered into contracts designated as hedging instruments, which hedge transactions for the following durations:

•	foreign currency contracts for periods not exceeding the next two years, and

•	cross-currency contracts for periods not exceeding the next four years.
At October 2, 2016, we had entered into contracts not designated as hedging instruments, which hedge economic risks for the following durations:

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
Deferred Hedging Gains and Losses:
Based on our valuation at October 2, 2016 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains for foreign currency cash flow hedges during the next 12 months to be $10 million. Additionally, we expect transfers to net income/(loss) of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of income and statements of comprehensive income for the three and nine months ended October 2, 2016 and September 27, 2015 (in millions):

	For the Three Months Ended
	October 2, 2016				September 27, 2015
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$33	$—	$—	$—	$53	$—	$—

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	—	49	—	—	—	218	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$33	$49	$—	$—	$53	$218	$—

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$—	$—	$—	$—	$—	$—	$—
Cost of products sold (effective portion)	—	1	—	—	—	16	—	—
Other expense/(income), net	—	23	—	—	—	—	—	—
Interest expense	—	—	—	(1)	—	—	—	(1)
	—	24	—	(1)	—	16	—	(1)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(17)	—	—	—	(21)	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	(4)	2	—	—	9	46	(3)
	(17)	(4)	2	—	(21)	9	46	(3)
Total gains/(losses) recognized in statements of income	$(17)	$20	$2	$(1)	$(21)	$25	$46	$(4)

	For the Nine Months Ended
	October 2, 2016				September 27, 2015
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$(4)	$—	$(8)	$—	$44	$—	$(111)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	46	74	—	—	—	639	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$42	$74	$(8)	$—	$44	$639	$(111)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$3	$—	$—	$—	$(2)	$—	$—
Cost of products sold (effective portion)	—	34	—	—	—	32	—	—
Other expense/(income), net	—	9	—	—	—	1	—	—
Interest expense	—	—	—	(3)	—	—	—	(238)
	—	46	—	(3)	—	31	—	(238)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(6)	—	—	—	(21)	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	(61)	(6)	—	—	42	46	8
	(6)	(61)	(6)	—	(21)	42	46	8
Total gains/(losses) recognized in statements of income	$(6)	$(15)	$(6)	$(3)	$(21)	$73	$46	$(230)
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized a pre-tax loss of $15 million for the three months and a pre-tax gain of $24 million for the nine months ended October 2, 2016, and we recognized a pre-tax gain of $22 million for the three and nine months ended September 27, 2015. These amounts were recognized in other comprehensive income/(loss) for the periods then ended.
Note 11. Venezuela - Foreign Currency and Inflation
We apply highly inflationary accounting to the results of our Venezuelan subsidiary and include these results in our condensed consolidated financial statements. Our results of operations in Venezuela reflect a controlled subsidiary. We continue to have sufficient currency liquidity and pricing flexibility to run our operations. However, the continuing economic uncertainty, strict labor laws, and evolving government controls over imports, prices, currency exchange and payments present a challenging operating environment. Increased restrictions imposed by the Venezuelan government or further deterioration of the economic environment could impact our ability to control our Venezuelan operations and could lead us to deconsolidate our Venezuelan subsidiary in the future.
At October 2, 2016, there were two exchange rates legally available to us for converting Venezuelan bolivars to U.S. dollars, including:

•
the official exchange rate of BsF10 per U.S. dollar available through the Sistema de Divisa Protegida (“DIPRO”), which is available for purchases and sales of essential items, including food products, and

•	an alternative exchange rate available through the Sistema de Divisa Complementaria (“DICOM”), which is available for all transactions not covered by DIPRO and is a free-floating exchange rate format.

The DICOM rate (formerly SIMADI) averaged BsF646 per U.S. dollar for the three months and BsF441 per U.S. dollar for the nine months ended October 2, 2016, and was BsF659 per U.S. dollar at October 2, 2016. During the three and nine months ended October 2, 2016, we have had access to U.S. dollars at DICOM rates. As of October 2, 2016, we believe that the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary.
We have had limited access to, and settlements at, the former official exchange rate of BsF6.30 per U.S. dollar during the three and nine months ended October 2, 2016 (as of March 10, 2016, the official exchange rate was devalued to BsF10 per U.S. dollar). We have had no settlements at the current official exchange rate of BsF10 per U.S. dollar during the three and nine months ended October 2, 2016. We had outstanding requests of $26 million at October 2, 2016 for payment of invoices for the purchase of ingredients and packaging materials for the years 2012 through 2015, all of which were requested for payment at BsF6.30 per U.S. dollar.
We remeasured the net monetary assets and operating results of our Venezuelan subsidiary, resulting in a nonmonetary currency devaluation gain of $6 million for the three months and loss of $1 million for the nine months ended October 2, 2016, which was recorded in other expense/(income), net, in the condensed consolidated statements of income for such periods. During the second quarter of 2016, the DICOM rate deteriorated significantly, from BsF276 per U.S. dollar as of April 3, 2016 to BsF628 per U.S. dollar as of July 3, 2016. Accordingly, as of July 3, 2016, we assessed the nonmonetary assets of our Venezuelan subsidiary for impairment, resulting in a $53 million loss to write down property, plant and equipment, net, and prepaid spare parts, which was recorded within cost of products sold in the condensed consolidated statements of income for that period.
Prior to June 28, 2015, we used the official exchange rate of BsF6.30 per U.S. dollar to translate the results of our Venezuelan subsidiary. In June 2015, due to the continued lack of liquidity and increasing economic uncertainty, we reevaluated the rate used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. We determined that the DICOM rate was the most appropriate legally available rate. At June 28, 2015, we remeasured the net monetary assets of our Venezuelan subsidiary at the then SIMADI rate of BsF197.7 per U.S. dollar, resulting in a nonmonetary currency devaluation of $234 million, which was recorded in other expense/(income), net, in the condensed consolidated statements of income for the second quarter of 2015. Additionally, we assessed the nonmonetary assets of our Venezuelan subsidiary for impairment, which resulted in a $49 million loss to write down inventory to the lower of cost or market, which was recorded in cost of products sold in the condensed consolidated statements of income for the second quarter of 2015.
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

Among other things, the First Amendment (a) provided for a one time modification of the extension period of the Credit Agreement, (b) increased the letter of credit sublimit from $150 million to $300 million, and (c) expanded the available currencies in which revolving loans can be issued with the mutual consent of Kraft Heinz Foods Company and the applicable lender. In connection with the First Amendment, the maturity date of the revolving loans and commitments under the Credit Agreement was extended from July 6, 2020 to July 6, 2021.
The obligations under the Credit Agreement are guaranteed by Kraft Heinz Foods Company in the case of indebtedness and other liabilities of any subsidiary borrower and by Kraft Heinz in the case of indebtedness and other liabilities of any subsidiary borrower and Kraft Heinz Foods Company. The Credit Agreement contains representations, warranties, covenants and events of default that are typical for this type of facility.
During the second quarter of 2016, together with Kraft Heinz Foods Company, we commenced a commercial paper program. As of October 2, 2016, we had $639 million of commercial paper outstanding, which had a weighted average interest rate of 0.925%. There was no commercial paper outstanding at January 3, 2016.
Debt Issuance:
The carrying value of our long-term debt, including the current portion, was $32.0 billion at October 2, 2016 and $25.2 billion at January 3, 2016. The increase during the period was driven by new issuances of long-term debt during the second quarter of 2016, as described below.

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

We used the net proceeds from the U.S. Dollar Notes and Euro Notes issuances primarily to redeem all outstanding shares of our 9.00% cumulative compounding preferred stock, Series A (“Series A Preferred Stock”), for $8.3 billion.
The U.S. Dollar Notes and the Euro Notes were issued by Kraft Heinz Foods Company and are fully and unconditionally guaranteed as to payment of principal, premium, if any, and interest on a senior unsecured basis by Kraft Heinz. The U.S. Dollar Notes and the Euro Notes contain customary covenants and events of default.
We incurred debt issuance costs related to the sale of the U.S. Dollar Notes and the Euro Notes of $52 million, which is reflected as a direct deduction of our long-term debt balance on the condensed consolidated balance sheets at October 2, 2016.
Fair Value of Debt:
At October 2, 2016, the aggregate fair value of our total debt was $35.6 billion. We determined the fair value of our short-term debt using Level 1 quoted prices in active markets. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
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
Financing Arrangements
In May 2016, we amended our U.S. securitization program. Under the new terms, we receive cash consideration of up to $800 million and a receivable for the remainder of the purchase price (the “Deferred Purchase Price”). This program expires in May 2017. There were no significant changes to our other accounts receivable securitization and factoring programs (the “Programs”) during the nine months ended October 2, 2016. See Note 15, Financing Arrangements, to our consolidated financial statements for the year ended January 3, 2016 in our Annual Report on Form 10-K for additional information on the Programs.

The cash consideration and carrying amount of receivables removed from the condensed consolidated balance sheets in connection with the Programs were $902 million at October 2, 2016 and $267 million at January 3, 2016. The fair value of the Deferred Purchase Price for the Programs was $208 million at October 2, 2016 and $583 million at January 3, 2016. The Deferred Purchase Price is included in sold receivables on the condensed consolidated balance sheets and had a carrying value which approximated its fair value at October 2, 2016 and January 3, 2016.
Redeemable Noncontrolling Interest
In April 2016, the minority partner in our Brazilian subsidiary, Coniexpress S.A. Industrias Alimenticias (“Coniexpress”), exercised a put option that required us to purchase its 5% equity interest in the subsidiary for $21 million. The redemption value was determined based on a specified formula within the shareholders’ agreement between our Brazilian subsidiary and the minority partner. An adjustment was made to retained earnings to record the carrying value at the maximum redemption value immediately prior to this transaction. As this exercise did not result in a change in control of Coniexpress, it was accounted for as an equity transaction. We now own 100% of Coniexpress.
Note 13. Earnings Per Share
Our earnings per common share (“EPS”) for the three and nine months ended October 2, 2016 and September 27, 2015 were:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions, except per share amounts)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$842	$(303)	$2,508	$(551)
Weighted average shares of common stock outstanding	1,218	1,142	1,216	633
Net earnings/(loss)	$0.69	$(0.27)	$2.06	$(0.87)
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$842	$(303)	$2,508	$(551)
Weighted average shares of common stock outstanding	1,218	1,142	1,216	633
Effect of dilutive securities:
Equity awards	10	—	10	—
Weighted average shares of common stock outstanding, including dilutive effect	1,228	1,142	1,226	633
Net earnings/(loss)	$0.69	$(0.27)	$2.05	$(0.87)
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted earnings per common share. Due to the net loss attributable to common shareholders in the three and nine months ended September 27, 2015, the dilutive effects of equity awards and warrants were excluded because their inclusion would have had an anti-dilutive effect on earnings per share. Anti-dilutive shares were 1 million for the three months and 3 million for the nine months ended October 2, 2016 and were 12 million for the three months and 19 million for the nine months ended September 27, 2015.
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
In the third quarter of 2016, we announced our plans to move the businesses comprising our RIMEA operating segment into our other existing segments to align with our global growth strategy. These plans include (i) moving our Russia business into the Europe reportable segment and (ii) moving the remaining RIMEA businesses into our Asia Pacific operating segment. We expect that these changes will become effective December 31, 2016. As a result, in the fourth quarter of 2016, we expect to restate our Europe and Rest of World segments to reflect these changes.

In the first quarter of 2016, we moved certain historical Kraft export businesses from our United States segment to our Rest of World and Europe segments to align with our long-term go-to-market strategies. We began to manage and report our results reflecting this change in the first quarter of 2016 and have reflected this change in all historical periods presented. The impact of this change is not material to current or prior period results. This change did not impact our Integration Program and restructuring expenses disclosed by segment in Note 3, Integration and Restructuring Expenses.
Management evaluates segment performance based on several factors including net sales and segment adjusted earnings before interest, tax, depreciation, and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses. In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. There are no pro forma adjustments to any of the numbers disclosed in this note to the condensed consolidated financial statements except for the Segment Adjusted EBITDA reconciliation.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Our net sales by segment and Segment Adjusted EBITDA were:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Net sales:
United States	$4,395	$4,206	$13,802	$5,951
Canada	550	539	1,692	804
Europe	513	600	1,644	1,846
Rest of World	809	775	2,492	2,613
Total net sales	$6,267	$6,120	$19,630	$11,214

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Segment Adjusted EBITDA:
United States	$1,349	$1,033	$4,360	$3,364
Canada	148	110	491	374
Europe	183	223	572	662
Rest of World	150	152	525	570
General corporate expenses	(27)	(36)	(107)	(106)
Depreciation and amortization (excluding integration and restructuring expenses)	(116)	(193)	(401)	(619)
Integration and restructuring expenses	(237)	(482)	(781)	(681)
Merger costs	(4)	(139)	(33)	(193)
Unrealized gains/(losses) on commodity hedges	(22)	—	23	23
Impairment losses	—	—	(53)	(58)
Gains/(losses) on sale of business	—	—	—	21
Nonmonetary currency devaluation	(1)	—	(4)	(49)
Equity award compensation expense (excluding integration and restructuring expenses)	(10)	(16)	(30)	(60)
Other pro forma adjustments	—	(253)	—	(1,896)
Operating income	1,413	399	4,562	1,352
Interest expense	311	460	824	1,055
Other expense/(income), net	(3)	108	(5)	314
Income/(loss) before income taxes	$1,105	$(169)	$3,743	$(17)
In 2016, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Our net sales by product category were:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Condiments and sauces	$1,670	$1,532	$5,073	$4,209
Cheese and dairy	1,292	1,184	4,045	1,184
Ambient meals	567	592	1,703	1,231
Frozen and chilled meals	552	634	1,731	1,511
Meats and seafood	648	685	2,093	781
Refreshment beverages	375	353	1,226	353
Coffee	335	310	1,071	310
Infant and nutrition	171	190	577	707
Desserts, toppings and baking	212	203	647	203
Nuts and salted snacks	238	243	760	243
Other	207	194	704	482
Total net sales	$6,267	$6,120	$19,630	$11,214

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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended October 2, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,206	$2,233	$(172)	$6,267
Cost of products sold	—	2,700	1,521	(172)	4,049
Gross profit	—	1,506	712	—	2,218
Selling, general and administrative expenses	—	194	611	—	805
Intercompany service fees and other recharges	—	795	(795)	—	—
Operating income	—	517	896	—	1,413
Interest expense	—	294	17	—	311
Other expense/(income), net	—	(20)	17	—	(3)
Income/(loss) before income taxes	—	243	862	—	1,105
Provision for/(benefit from) income taxes	—	(199)	461	—	262
Equity in earnings of subsidiaries	842	400	—	(1,242)	—
Net income/(loss)	842	842	401	(1,242)	843
Net income/(loss) attributable to noncontrolling interest	—	—	1	—	1
Net income/(loss) excluding noncontrolling interest	$842	$842	$400	$(1,242)	$842

Comprehensive income/(loss) excluding noncontrolling interest	$547	$547	$285	$(832)	$547

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended September 27, 2015
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,963	$2,285	$(128)	$6,120
Cost of products sold	—	2,887	1,733	(128)	4,492
Gross profit	—	1,076	552	—	1,628
Selling, general and administrative expenses	—	684	545	—	1,229
Intercompany service fees and other recharges	—	626	(626)	—	—
Operating income	—	(234)	633	—	399
Interest expense	—	447	13	—	460
Other expense/(income), net	—	(8)	116	—	108
Income/(loss) before income taxes	—	(673)	504	—	(169)
Provision for/(benefit from) income taxes	—	(462)	413	—	(49)
Equity in earnings of subsidiaries	(123)	88	—	35	—
Net income/(loss)	(123)	(123)	91	35	(120)
Net income/(loss) attributable to noncontrolling interest	—	—	3	—	3
Net income/(loss) excluding noncontrolling interest	$(123)	$(123)	$88	$35	$(123)

Comprehensive income/(loss) excluding noncontrolling interest	$(17)	$(17)	$(727)	$744	$(17)

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Nine Months Ended October 2, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$13,156	$6,948	$(474)	$19,630
Cost of products sold	—	8,273	4,704	(474)	12,503
Gross profit	—	4,883	2,244	—	7,127
Selling, general and administrative expenses	—	778	1,787	—	2,565
Intercompany service fees and other recharges	—	3,320	(3,320)	—	—
Operating income	—	785	3,777	—	4,562
Interest expense	—	782	42	—	824
Other expense/(income), net	—	66	(71)	—	(5)
Income/(loss) before income taxes	—	(63)	3,806	—	3,743
Provision for/(benefit from) income taxes	—	(349)	1,394	—	1,045
Equity in earnings of subsidiaries	2,688	2,402	—	(5,090)	—
Net income/(loss)	2,688	2,688	2,412	(5,090)	2,698
Net income/(loss) attributable to noncontrolling interest	—	—	10	—	10
Net income/(loss) excluding noncontrolling interest	$2,688	$2,688	$2,402	$(5,090)	$2,688

Comprehensive income/(loss) excluding noncontrolling interest	$2,131	$2,131	$2,013	$(4,144)	$2,131

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Nine Months Ended September 27, 2015
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,820	$5,638	$(244)	$11,214
Cost of products sold	—	4,157	3,944	(244)	7,857
Gross profit	—	1,663	1,694	—	3,357
Selling, general and administrative expenses	—	986	1,019	—	2,005
Intercompany service fees and other recharges	—	619	(619)	—	—
Operating income	—	58	1,294	—	1,352
Interest expense	—	973	82	—	1,055
Other expense/(income), net	—	121	193	—	314
Income/(loss) before income taxes	—	(1,036)	1,019	—	(17)
Provision for/(benefit from) income taxes	—	(573)	557	—	(16)
Equity in earnings of subsidiaries	(11)	452	—	(441)	—
Net income/(loss)	(11)	(11)	462	(441)	(1)
Net income/(loss) attributable to noncontrolling interest	—	—	10	—	10
Net income/(loss) excluding noncontrolling interest	$(11)	$(11)	$452	$(441)	$(11)

Comprehensive income/(loss) excluding noncontrolling interest	$(50)	$(50)	$(922)	$972	$(50)

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of October 2, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,131	$1,789	$—	$3,920
Trade receivables	—	—	855	—	855
Receivables due from affiliates	—	873	101	(974)	—
Dividends due from affiliates	769	—	—	(769)	—
Sold receivables	—	—	208	—	208
Inventories	—	2,061	1,047	—	3,108
Short-term lending due from affiliates	—	1,790	3,027	(4,817)	—
Other current assets	—	2,037	423	(1,608)	852
Total current assets	769	8,892	7,450	(8,168)	8,943
Property, plant and equipment, net	—	4,236	2,254	—	6,490
Goodwill	—	11,093	33,425	—	44,518
Investments in subsidiaries	57,642	72,963	—	(130,605)	—
Intangible assets, net	—	3,400	56,220	—	59,620
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	548	961	—	1,509
TOTAL ASSETS	$58,411	$102,832	$102,310	$(142,473)	$121,080
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$639	$14	$—	$653
Current portion of long-term debt	—	2,028	19	—	2,047
Short-term lending due to affiliates	—	3,027	1,790	(4,817)	—
Trade payables	—	1,982	1,474	—	3,456
Payables due to affiliates	—	101	873	(974)	—
Accrued marketing	—	220	488	—	708
Accrued postemployment costs	—	150	14	—	164
Income taxes payable	—	576	1,174	(1,608)	142
Interest payable	—	300	11	—	311
Dividends payable	769	—	—	—	769
Dividends due to affiliates	—	769	—	(769)	—
Other current liabilities	—	873	291	—	1,164
Total current liabilities	769	10,665	6,148	(8,168)	9,414
Long-term debt	—	28,970	1,010	—	29,980
Long-term borrowings due to affiliates	—	2,000	1,917	(3,917)	—
Deferred income taxes	—	1,104	19,602	—	20,706
Accrued postemployment costs	—	2,100	267	—	2,367
Other liabilities	—	351	394	—	745
TOTAL LIABILITIES	769	45,190	29,338	(12,085)	63,212
Redeemable noncontrolling interest	—	—	—	—	—
Total shareholders’ equity	57,642	57,642	72,746	(130,388)	57,642
Noncontrolling interest	—	—	226	—	226
TOTAL EQUITY	57,642	57,642	72,972	(130,388)	57,868
TOTAL LIABILITIES AND EQUITY	$58,411	$102,832	$102,310	$(142,473)	$121,080

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of January 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3,189	$1,648	$—	$4,837
Trade receivables	—	62	809	—	871
Receivables due from affiliates	—	555	319	(874)	—
Sold receivables	—	554	29		583
Inventories	—	1,741	877	—	2,618
Short-term lending due from affiliates	—	3,657	4,353	(8,010)	—
Other current assets	—	645	443	(217)	871
Total current assets	—	10,403	8,478	(9,101)	9,780
Property, plant and equipment, net	—	4,518	2,006	—	6,524
Goodwill	—	10,976	32,075	—	43,051
Investments in subsidiaries	66,005	73,105	—	(139,110)	—
Intangible assets, net	—	3,838	58,282	—	62,120
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	534	964	—	1,498
TOTAL ASSETS	$66,005	$105,074	$103,805	$(151,911)	$122,973
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$—	$4	$—	$4
Current portion of long-term debt	—	65	14	—	79
Short-term lending due to affiliates	—	4,353	3,657	(8,010)	—
Trade payables	—	1,612	1,232	—	2,844
Payables due to affiliates	—	319	555	(874)	—
Accrued marketing	—	359	497	—	856
Accrued postemployment costs	—	316	12	—	328
Income taxes payable	—	71	563	(217)	417
Interest payable	—	386	15	—	401
Dividends payable	—	762	—	—	762
Other current liabilities	—	988	253	—	1,241
Total current liabilities	—	9,231	6,802	(9,101)	6,932
Long-term debt	—	24,143	1,008	—	25,151
Long-term borrowings due to affiliates	—	2,000	1,905	(3,905)	—
Deferred income taxes	—	1,278	20,219	—	21,497
Accrued postemployment costs	—	2,147	258	—	2,405
Other liabilities	—	270	482	—	752
TOTAL LIABILITIES	—	39,069	30,674	(13,006)	56,737
Redeemable noncontrolling interest	—	—	23	—	23
9.00% cumulative compounding preferred stock, Series A	8,320	—	—	—	8,320
Total shareholders’ equity	57,685	66,005	72,900	(138,905)	57,685
Noncontrolling interest	—	—	208	—	208
TOTAL EQUITY	57,685	66,005	73,108	(138,905)	57,893
TOTAL LIABILITIES AND EQUITY	$66,005	$105,074	$103,805	$(151,911)	$122,973

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 2, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$1,636	$1,821	$1,045	$(1,636)	$2,866
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(605)	(231)	—	(836)
Proceeds from net investment hedges	—	84	—	—	84
Net proceeds from/(payments on) intercompany lending activities	—	565	(74)	(491)	—
Additional investments in subsidiaries	—	(10)	—	10	—
Return of capital	8,987	—	—	(8,987)	—
Other investing activities, net	—	41	(31)	—	10
Net cash provided by/(used for) investing activities	8,987	75	(336)	(9,468)	(742)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(69)	(5)	—	(74)
Proceeds from issuance of long-term debt	—	6,978	3	—	6,981
Proceeds from issuance of commercial paper	—	4,296	—	—	4,296
Repayments of commercial paper	—	(3,660)	—	—	(3,660)
Net proceeds from/(payments on) intercompany borrowing activities	—	74	(565)	491	—
Dividends paid-Series A Preferred Stock	(180)	—	—	—	(180)
Dividends paid-common stock	(2,123)	(2,303)	—	2,303	(2,123)
Redemption of Series A Preferred Stock	(8,320)	—	—	—	(8,320)
Other intercompany capital stock transactions	—	(8,320)	10	8,310	—
Other financing activities, net	—	50	6	—	56
Net cash provided by/(used for) financing activities	(10,623)	(2,954)	(551)	11,104	(3,024)
Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)
Cash and cash equivalents:
Net increase/(decrease)	—	(1,058)	141	—	(917)
Balance at beginning of period	—	3,189	1,648	—	4,837
Balance at end of period	$—	$2,131	$1,789	$—	$3,920

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 27, 2015
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$180	$(88)	$834	$(180)	$746
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(181)	(185)	—	(366)
Proceeds from net investment hedges	—	481	—	—	481
Net proceeds from/(payments on) intercompany lending activities	—	721	(346)	(375)	—
Payments to acquire Kraft Foods Group, Inc., net of cash acquired	—	(9,535)	67	—	(9,468)
Additional investments in subsidiaries	(10,000)	—	—	10,000	—
Return of capital	997	5	—	(1,002)	—
Other investing activities, net	—	(34)	(14)	—	(48)
Net cash provided by/(used for) investing activities	(9,003)	(8,543)	(478)	8,623	(9,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(12,282)	(26)	—	(12,308)
Proceeds from issuance of long-term debt	—	14,033	790	—	14,823
Net proceeds from/(payments on) intercompany borrowing activities	—	346	(721)	375	—
Proceeds from issuance of common stock	10,000	10,000	—	(10,000)	10,000
Dividends paid-Series A Preferred Stock	(540)	—	—	—	(540)
Dividends paid-common stock	(637)	(1,177)	—	1,177	(637)
Other intercompany capital stock transactions	—	—	(5)	5	—
Other financing activities, net	—	(95)	(52)	—	(147)
Net cash provided by/(used for) financing activities	8,823	10,825	(14)	(8,443)	11,191
Effect of exchange rate changes on cash and cash equivalents	—	—	(397)	—	(397)
Cash and cash equivalents:
Net increase/(decrease)	—	2,194	(55)	—	2,139
Balance at beginning of period	—	541	1,757	—	2,298
Balance at end of period	$—	$2,735	$1,702	$—	$4,437

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
Integration and Restructuring Expenses:
We recorded expenses of $237 million for the three months and $781 million for the nine months ended October 2, 2016, and $482 million for the three months and $587 million for the nine months ended September 27, 2015, related to the Integration Program and restructuring activities. These expenses include our multi-year $1.9 billion Integration Program, which we announced following the 2015 Merger. The Integration Program costs primarily include organization costs, including cash and non-cash severance, footprint costs to exit facilities, and other costs incurred as a direct result of restructuring activities related to the 2015 Merger. Additionally, we anticipate capital expenditures of approximately $1.1 billion related to the Integration Program. As of October 2, 2016, we have recognized $581 million in capital expenditures since the inception of the Integration Program. The Integration Program is designed to reduce costs, integrate, and optimize our combined organization and is expected to achieve $1.5 billion of pre-tax savings by 2017, primarily benefiting the United States and Canada segments. We realized pre-tax savings of approximately $330 million during the three months and $865 million during the nine months ended October 2, 2016. Since the inception of the Integration Program, our cumulative savings achieved are approximately $990 million. See Note 3, Integration and Restructuring Expenses, to the condensed consolidated financial statements for additional information.

Series A Preferred Stock:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock. We funded this redemption primarily through the issuance of the U.S. Dollar Notes and Euro Notes, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand.
Results of Operations
Due to the size of Kraft’s business relative to the size of Heinz’s business prior to the 2015 Merger, and for purposes of comparability, the Results of Operations include certain unaudited pro forma condensed combined financial information (the “pro forma financial information”) adjusted to assume that Kraft and Heinz were a combined company for the prior periods presented. This pro forma financial information reflects combined historical results, final purchase accounting adjustments, and adjustments to align accounting policies. There are no pro forma adjustments in the three and nine months ended October 2, 2016 as Kraft and Heinz were a combined company for the entire period. For more information see Supplemental Unaudited Pro Forma Condensed Combined Financial Information.
In addition, we include certain non-GAAP financial measures, which, for the prior year periods, are derived from these unaudited pro forma results. These non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our underlying operations. For additional information, see Non-GAAP Financial Measures.

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,267	$6,120	2.4%	$19,630	$11,214	75.0%
Operating income	1,413	399	254.1%	4,562	1,352	237.4%
Net income/(loss) attributable to common shareholders	842	(303)	nm	2,508	(551)	nm
Diluted earnings/(loss) per share	0.69	(0.27)	nm	2.05	(0.87)	nm
Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
	(in millions)			(in millions)
Net sales	$6,267	$6,120	2.4%	$19,630	$11,214	75.0%
Pro forma net sales(a)	6,267	6,363	(1.5)%	19,630	20,323	(3.4)%
Organic Net Sales(b)	6,299	6,361	(1.0)%	19,913	19,934	(0.1)%

(a)
There are no pro forma adjustments for the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended October 2, 2016 compared to the Three Months Ended September 27, 2015:
Net sales increased 2.4% to $6.3 billion for the three months ended October 2, 2016 compared to the prior period, primarily driven by the 2015 Merger.
Pro forma net sales decreased 1.5%, partially due to the unfavorable impact of foreign currency (0.5 pp). Organic Net Sales decreased 1.0% due to lower pricing (0.7 pp) and unfavorable volume/mix (0.3 pp). Lower pricing reflected deflation in key commodities (which we define as dairy, meat, coffee and nuts) in the United States, primarily in meats and coffee, and coffee in Canada, as well as higher promotional expenses in Europe. Unfavorable volume/mix was primarily due to lower shipments across several categories, particularly meats, foodservice, and nuts in the United States, which was partially offset by volume gains from innovation in refrigerated meal combinations and boxed dinners, as well as gains in coffee in the United States and condiments and sauces globally.
Nine Months Ended October 2, 2016 compared to the Nine Months Ended September 27, 2015:
Net sales increased 75.0% to $19.6 billion for the nine months ended October 2, 2016 compared to the prior period, primarily driven by the 2015 Merger.
Pro forma net sales decreased 3.4% primarily reflecting the unfavorable impacts of foreign currency (3.1 pp) and divestitures (0.2 pp). Organic Net Sales were down 0.1% due to unfavorable volume/mix (0.6 pp) that was mostly offset by higher pricing (0.5 pp). Unfavorable volume/mix was due to lower shipments in meats, ready-to-drink beverages and foodservice in the United States, partially offset by growth in refrigerated meal combinations in the United States and condiments and sauces globally. Pricing was higher in Rest of World, Canada and United States despite deflation in key commodities in United States and Canada, primarily in dairy and coffee.

Net Income:

	For the Three Months Ended			For the Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
	(in millions, except per share data)			(in millions, except per share data)
Operating income	$1,413	$399	254.1%	$4,562	$1,352	237.4%
Net income/(loss) attributable to common shareholders	842	(303)	nm	2,508	(551)	nm
Adjusted EBITDA(a)	1,803	1,482	21.7%	5,841	4,864	20.1%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended October 2, 2016 compared to the Three Months Ended September 27, 2015:
Operating income increased to $1.4 billion for the three months ended October 2, 2016, compared to $399 million in the prior period. This increase was primarily driven by a non-cash purchase accounting adjustment for Kraft’s inventory in the prior period, savings from our Integration Program and restructuring activities, lower Integration Program and restructuring expenses, and favorable pricing net of commodity costs in the current period, which was partially offset by the unfavorable impact of foreign currency.
Net income/(loss) attributable to common shareholders increased $1.1 billion to $842 million for the three months ended October 2, 2016 compared to the prior period. The increase was due to the growth in operating income, the absence of a preferred dividend in the current period, lower interest expense, and lower other expense/(income), net, partially offset by higher taxes, all detailed as follows:

•
The Series A Preferred Stock was fully redeemed on June 7, 2016. Accordingly, for the three months ended October 2, 2016 there were no such cash distributions, compared to one $180 million cash distribution on our Series A Preferred Stock in the prior period.

•
Interest expense decreased to $311 million for the three months ended October 2, 2016, compared to $460 million in the prior period. This decrease was primarily due to a $204 million write off of debt issuance costs in the prior period, partially offset by borrowings under our commercial paper program and the issuance of new long-term debt in conjunction with the redemption of our Series A Preferred Stock. See Note 12, Commitments, Contingencies and Debt, to the consolidated financial statements for additional information.

•
Other expense/(income), net decreased to $3 million of income for the three months ended October 2, 2016, compared to $108 million of expense in the prior period. The decrease was primarily due to call premiums of $105 million related to our 2015 refinancing activities in the prior period.

•
The effective tax rate was 23.7% for the three months ended October 2, 2016, compared to a 29.1% benefit for the prior period. Our current effective tax rate reflects the favorable benefit of non-U.S. jurisdictions with lower tax rates, the U.S. manufacturing deduction, as well as the deferred tax effect of statutory tax rate changes and adjustments. The change in our effective tax rate was driven by the 2015 Merger as well as the impact of tax law changes and deferred tax adjustments. With the 2015 Merger, our operations in the United States and Canada increased, resulting in an unfavorable impact to the effective tax rate of higher blended statutory tax rates and a favorable impact to the effective tax rate of a larger U.S. manufacturing deduction.

Adjusted EBITDA increased 21.7% to $1.8 billion for the three months ended October 2, 2016 compared to the prior period, primarily driven by savings from our Integration Program and restructuring activities and favorable pricing net of commodity costs, partially offset by the unfavorable impact of foreign currency (0.8 pp).
Nine Months Ended October 2, 2016 compared to the Nine Months Ended September 27, 2015:
Operating Income increased to $4.6 billion for the nine months ended October 2, 2016, compared to $1.4 billion in the prior period, primarily driven by the 2015 Merger, savings from our Integration Program and restructuring activities, non-cash purchase accounting adjustments for Kraft’s inventory in the prior period, favorable pricing net of commodity costs, partially offset by higher Integration Program and restructuring expenses in the current period as well as the unfavorable impact of foreign currency.

Net income/(loss) attributable to common shareholders increased $3.1 billion to $2.5 billion for the nine months ended October 2, 2016 compared to the prior period. The increase was due to the growth in operating income combined with lower interest expense, other expense/(income), net, and preferred dividend payments, partially offset by higher taxes, all detailed as follows:

•
Due to the December 8, 2015 common stock dividend declaration, we were required to accelerate payment of the Series A Preferred Stock dividend from March 7, 2016 to December 8, 2015. Accordingly, there were two cash distributions for Series A Preferred Stock during the three months ended January 3, 2016, and none during the three months ended April 3, 2016. The Series A Preferred Stock was fully redeemed on June 7, 2016. In accordance with U.S. GAAP, we recorded our Series A Preferred Stock dividends as they were distributed. During the nine months ended October 2, 2016, we made one $180 million cash distribution on our Series A Preferred Stock.

•
Interest expense decreased to $824 million for the nine months ended October 2, 2016, compared to $1.1 billion in the prior period. This decrease was primarily due to a $236 million write off of debt issuance costs related to 2015 refinancing activities and a $227 million loss released from other accumulated comprehensive income due to the early termination of certain interest rate swaps in the prior period as well as lower interest rates following our debt refinancing in connection with the 2015 Merger. These were partially offset by the assumption of $8.6 billion of Kraft’s long-term debt obligations in the 2015 Merger, new borrowings under our commercial paper program, and the issuance of new long-term debt in conjunction with the redemption of our Series A Preferred Stock. See Note 12, Commitments, Contingencies and Debt, to the consolidated financial statements for additional information.

•
Other expense/(income), net decreased to $5 million of income for the nine months ended October 2, 2016, compared to $314 million of expense in the prior period. The decrease was primarily due to a $234 million nonmonetary currency devaluation loss related to our Venezuelan operations in the prior period as well as call premiums of $105 million related to our 2015 refinancing activities in the prior period.

•
The effective tax rate was 27.9% for the nine months ended October 2, 2016, compared to a 92.4% benefit for the prior period. Our current effective tax rate reflects the favorable benefit of non-U.S. jurisdictions with lower tax rates, the U.S. manufacturing deduction, as well as the deferred tax effect of statutory tax rate changes and adjustments. The change in our effective tax rate was driven by the 2015 Merger as well as the impact of tax law changes and deferred tax adjustments. With the 2015 Merger, our operations in the United States and Canada increased, resulting in an unfavorable impact to the effective tax rate of higher blended statutory tax rates and a favorable impact to the effective tax rate of a larger U.S. manufacturing deduction.

Adjusted EBITDA increased 20.1% to $5.8 billion for the nine months ended October 2, 2016 compared to the prior period, primarily driven by savings from our Integration Program and restructuring activities and favorable pricing net of commodity costs, which was partially offset by the unfavorable impact of foreign currency (4.2 pp).
Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
	(in millions, except per share data)			(in millions, except per share data)
Diluted EPS	0.69	(0.27)	nm	2.05	(0.87)	nm
Adjusted EPS(a)	0.83	0.44	88.6%	2.41	1.57	53.5%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended October 2, 2016 compared to the Three Months Ended September 27, 2015:
Diluted EPS increased to $0.69 for the three months ended October 2, 2016 compared to a loss of $0.27 for the prior period. The increase in diluted earnings/(loss) per share was driven primarily by the net income factors discussed above, partially offset by the effect of an increase in the weighted average shares of common stock outstanding compared to the prior year period.

	For the Three Months Ended
	October 2, 2016	September 27, 2015	$ Change	% Change
Diluted EPS	$0.69	$(0.27)	$0.96	nm
Pro forma adjustments(a)	—	0.13	(0.13)
Pro forma diluted EPS	0.69	(0.14)	0.83	nm
Integration and restructuring expenses	0.13	0.27	(0.14)
Merger costs	—	0.31	(0.31)
Unrealized losses/(gains) on commodity hedges	0.01	—	0.01
Adjusted EPS(b)	$0.83	$0.44	$0.39	88.6%

Key drivers of change in Adjusted EPS(b):
Results of operations			0.23
Change in preferred dividends			0.15
Change in interest expense			(0.03)
Change in other expense/(income), net			(0.01)
Change in effective income tax rate and other			0.05
			$0.39

(a)
There are no pro forma adjustments in the three months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 88.6% to $0.83 for the three months ended October 2, 2016 compared to $0.44 for the prior period, primarily driven by Adjusted EBITDA growth, lower preferred dividends and a lower effective tax rate, partially offset by higher interest expense and the unfavorable impact of foreign currency.
Nine Months Ended October 2, 2016 compared to the Nine Months Ended September 27, 2015:
Diluted earnings/(loss) per share increased to $2.05 for the nine months ended October 2, 2016 compared to a loss of $0.87 for the prior period. The increase in diluted earnings/(loss) per share was driven primarily by the net income factors discussed above, partially offset by the effect of an increase in the weighted average shares of common stock outstanding following the 2015 Merger.

	For the Nine Months Ended
	October 2, 2016	September 27, 2015	$ Change	% Change
Diluted EPS	$2.05	$(0.87)	$2.92	nm
Pro forma adjustments(a)	—	1.34	(1.34)
Pro forma diluted EPS	2.05	0.47	1.58	336.2%
Integration and restructuring expenses	0.43	0.38	0.05
Merger costs	0.02	0.48	(0.46)
Unrealized losses/(gains) on commodity hedges	(0.02)	(0.01)	(0.01)
Impairment losses	0.03	0.03	—
Losses/(gains) on sale of business	—	(0.01)	0.01
Nonmonetary currency devaluation	—	0.23	(0.23)
Preferred dividend adjustment(b)	(0.10)	—	(0.10)
Adjusted EPS(c)	$2.41	$1.57	$0.84	53.5%

Key drivers of change in Adjusted EPS(c):
Results of operations			0.71
Change in preferred dividends			0.19
Change in interest expense			(0.02)
Change in other expense/(income), net			(0.04)
Change in effective income tax rate and other			—
			$0.84

(a)
There are no pro forma adjustments in the nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)
For Adjusted EPS, we present the impact of the Series A Preferred Stock dividend payments on an accrual basis. Accordingly, we include adjustments to EPS to include $180 million of Series A Preferred Stock dividends during the first quarter of 2016 (to reflect the March 7, 2016 Series A Preferred Stock dividend that was paid in December 2015) and to exclude $51 million of Series A Preferred Stock dividends during the second quarter of 2016 (to reflect that it was redeemed on June 7, 2016).

(c)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 53.5% to $2.41 for the nine months ended October 2, 2016 compared to $1.57 for the prior period, primarily driven by Adjusted EBITDA growth and lower preferred dividends, partially offset by the unfavorable impact of foreign currency, lower other expense/(income), net, and higher interest expense.
Results of Operations by Segment
We manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of three operating segments: Asia Pacific, Latin America, and RIMEA.
In the third quarter of 2016, we announced planned changes to our segment structure. We expect that these changes will become effective December 31, 2016. For additional information on these changes, see Note 14, Segment Reporting, to the condensed consolidated financial statements.
Management evaluates segment performance based on several factors including net sales and Segment Adjusted EBITDA. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA assists management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our underlying operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains and losses on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, nonmonetary currency devaluation, and certain general corporate expenses. In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013.

Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Net sales:
United States	$4,395	$4,206	$13,802	$5,951
Canada	550	539	1,692	804
Europe	513	600	1,644	1,846
Rest of World	809	775	2,492	2,613
Total net sales	$6,267	$6,120	$19,630	$11,214

Pro Forma Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Pro forma net sales(a):
United States	$4,395	$4,449	$13,802	$13,939
Canada	550	539	1,692	1,754
Europe	513	600	1,644	1,847
Rest of World	809	775	2,492	2,783
Total pro forma net sales	$6,267	$6,363	$19,630	$20,323

(a)
There are no pro forma adjustments for the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Organic Net Sales(a):
United States	$4,395	$4,449	$13,802	$13,939
Canada	550	539	1,781	1,754
Europe	553	600	1,721	1,804
Rest of World	801	773	2,609	2,437
Total Organic Net Sales	$6,299	$6,361	$19,913	$19,934

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in pro forma net sales and Organic Net Sales were:

	Pro Forma Net Sales(a)	Currency		Divestitures		Organic Net Sales	Price		Volume/Mix
Three Months Ended October 2, 2016 compared to Three Months Ended September 27, 2015
United States	(1.2)%	0.0	pp	0.0	pp	(1.2)%	(0.7	) pp	(0.5	) pp
Canada	2.0%	0.0	pp	0.0	pp	2.0%	(1.4	) pp	3.4	pp
Europe	(14.5)%	(6.7	) pp	0.0	pp	(7.8)%	(2.9	) pp	(4.9	) pp
Rest of World	4.4%	0.8	pp	0.0	pp	3.6%	1.9	pp	1.7	pp
Kraft Heinz	(1.5)%	(0.5	) pp	0.0	pp	(1.0)%	(0.7	) pp	(0.3	) pp

Nine Months Ended October 2, 2016 compared to Nine Months Ended September 27, 2015
United States	(1.0)%	0.0	pp	0.0	pp	(1.0)%	0.2	pp	(1.2	) pp
Canada	(3.5)%	(5.0	) pp	0.0	pp	1.5%	1.9	pp	(0.4	) pp
Europe	(11.0)%	(4.2	) pp	(2.2	) pp	(4.6)%	(2.7	) pp	(1.9	) pp
Rest of World	(10.5)%	(17.6	) pp	0.0	pp	7.1%	3.1	pp	4.0	pp
Kraft Heinz	(3.4)%	(3.1	) pp	(0.2	) pp	(0.1)%	0.5	pp	(0.6	) pp

(a)
There are no pro forma adjustments for the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in millions)
Segment Adjusted EBITDA(a):
United States	$1,349	$1,033	$4,360	$3,364
Canada	148	110	491	374
Europe	183	223	572	662
Rest of World	150	152	525	570
General corporate expenses	(27)	(36)	(107)	(106)
Depreciation and amortization (excluding integration and restructuring expenses)	(116)	(193)	(401)	(619)
Integration and restructuring expenses	(237)	(482)	(781)	(681)
Merger costs	(4)	(139)	(33)	(193)
Unrealized gains/(losses) on commodity hedges	(22)	—	23	23
Impairment losses	—	—	(53)	(58)
Gains/(losses) on sale of business	—	—	—	21
Nonmonetary currency devaluation	(1)	—	(4)	(49)
Equity award compensation expense (excluding integration and restructuring expenses)	(10)	(16)	(30)	(60)
Other pro forma adjustments(b)	—	(253)	—	(1,896)
Operating income	1,413	399	4,562	1,352
Interest expense	311	460	824	1,055
Other expense/(income), net	(3)	108	(5)	314
Income/(loss) before income taxes	$1,105	$(169)	$3,743	$(17)

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

(b)
There are no pro forma adjustments for the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

United States:

	For the Three Months Ended			For the Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
	(in millions)			(in millions)
Net sales	$4,395	$4,206	4.5%	$13,802	$5,951	131.9%
Pro forma net sales(a)	4,395	4,449	(1.2)%	13,802	13,939	(1.0)%
Organic Net Sales(b)	4,395	4,449	(1.2)%	13,802	13,939	(1.0)%
Segment Adjusted EBITDA(c)	1,349	1,033	30.6%	4,360	3,364	29.6%

(a)
There are no pro forma adjustments for the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

(c)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended October 2, 2016 compared to the Three Months Ended September 27, 2015:
Net sales increased 4.5% to $4.4 billion, primarily driven by the 2015 Merger. Pro forma net sales and Organic Net Sales decreased 1.2%, due to lower pricing (0.7 pp) and unfavorable volume/mix (0.5 pp). Lower pricing reflects deflation in key commodities, primarily in meats and coffee. Unfavorable volume/mix was due to lower shipments, particularly in meats, foodservice and nuts, which was partially offset by volume gains from innovation in refrigerated meal combinations and boxed dinners as well as gains in coffee.
Segment Adjusted EBITDA increased 30.6% primarily due to savings from the Integration Program and favorable pricing net of key commodity costs, which were partially offset by volume/mix declines in meats and foodservice.
Nine Months Ended October 2, 2016 compared to the Nine Months Ended September 27, 2015:
Net sales increased 131.9% to $13.8 billion, primarily driven by the 2015 Merger. Pro forma net sales and Organic Net Sales decreased 1.0% due to unfavorable volume/mix (1.2 pp) that was partially offset by higher pricing (0.2 pp). Unfavorable volume/mix was primarily due to lower shipments of meats, declines in ready-to-drink beverages, and lower shipments in foodservice that were partially offset by innovation-related gains in refrigerated meal combinations and gains in coffee. Pricing was neutral despite deflation in key commodities, primarily in dairy and coffee.
Segment Adjusted EBITDA increased 29.6% primarily due to savings from the Integration Program and favorable pricing net of key commodity costs, partially offset by volume/mix declines across most categories.
Canada:

	For the Three Months Ended			For the Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
	(in millions)			(in millions)
Net sales	$550	$539	2.0%	$1,692	$804	110.4%
Pro forma net sales(a)	550	539	2.0%	1,692	1,754	(3.5)%
Organic Net Sales(b)	550	539	2.0%	1,781	1,754	1.5%
Segment Adjusted EBITDA(c)	148	110	34.5%	491	374	31.3%

(a)
There are no pro forma adjustments for the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

(c)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended October 2, 2016 compared to the Three Months Ended September 27, 2015:
Net sales, pro forma net sales, and Organic Net Sales increased 2.0% to $550 million driven by favorable volume/mix (3.4 pp) that was partially offset by lower pricing (1.4 pp). Favorable volume/mix reflected gains in foodservice versus the prior year and shipment timing in boxed dinners and coffee. Lower pricing was primarily driven by deflation in key commodities, primarily in coffee.
Segment Adjusted EBITDA increased 34.5%, including the favorable impact of foreign currency (1.8 pp). This increase was driven primarily by Integration Program savings and favorable volume/mix.

Nine Months Ended October 2, 2016 compared to the Nine Months Ended September 27, 2015:
Net sales increased 110.4% to $1.7 billion, primarily driven by the 2015 Merger. Pro forma net sales decreased by 3.5% due to the unfavorable impact of foreign currency (5.0 pp). Organic Net Sales increased 1.5% driven by higher pricing (1.9 pp) that was partially offset by unfavorable volume/mix (0.4 pp). Price increases were driven by significant pricing actions taken to offset higher input costs in local currency, despite deflation in key commodities. Unfavorable volume/mix reflected the volume impact of reduced promotional activity in cheese versus the prior year, partially offset by higher shipments of condiments and sauces.
Segment Adjusted EBITDA increased 31.3% despite the unfavorable impact of foreign currency (6.7 pp). This increase was driven primarily by Integration Program savings and favorable pricing net of key commodity costs.
Europe:

	For the Three Months Ended			For the Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
	(in millions)			(in millions)
Net sales	$513	$600	(14.5)%	$1,644	$1,846	(10.9)%
Pro forma net sales(a)	513	600	(14.5)%	1,644	1,847	(11.0)%
Organic Net Sales(b)	553	600	(7.8)%	1,721	1,804	(4.6)%
Segment Adjusted EBITDA(c)	183	223	(17.9)%	572	662	(13.6)%

(a)
There are no pro forma adjustments for the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

(c)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended October 2, 2016 compared to the Three Months Ended September 27, 2015:
Net sales and pro forma net sales decreased 14.5% to $513 million, partially due to the unfavorable impact of foreign currency (6.7 pp). Organic Net Sales decreased 7.8% due to unfavorable volume/mix (4.9 pp) and lower pricing (2.9 pp). Unfavorable volume/mix was due to shipment timing versus prior period as well as ongoing consumption weakness across several categories, primarily in the UK and Netherlands. Lower pricing was primarily due to higher promotional expenses versus the prior period.
Segment Adjusted EBITDA decreased 17.9% partially due to the unfavorable impact of foreign currency (8.5 pp). Excluding the currency impact, the Segment Adjusted EBITDA decline was primarily due to unfavorable volume/mix, lower pricing and increased marketing investments, partially offset by savings in manufacturing costs.
Nine Months Ended October 2, 2016 compared to the Nine Months Ended September 27, 2015:
Net sales decreased 10.9% to $1.6 billion reflecting the unfavorable impacts of foreign currency and divestitures. Pro forma net sales decreased 11.0% partially due to the unfavorable impacts of foreign currency (4.2 pp) and divestitures (2.2 pp). Organic Net Sales decreased 4.6% due to lower pricing (2.7 pp) and unfavorable volume/mix (1.9 pp). Lower pricing was primarily due to increased promotional activity in beans and soup versus the prior period. Unfavorable volume/mix was due primarily to declines in soup and infant nutrition.
Segment Adjusted EBITDA decreased 13.6% partially due to the unfavorable impact of foreign currency (5.1 pp). Excluding the currency impact, the Segment Adjusted EBITDA decline was primarily due to lower pricing, unfavorable volume/mix as well as an increase in marketing investments, partially offset by savings in manufacturing costs.

Rest of World:

	For the Three Months Ended			For the Nine Months Ended
	October 2, 2016	September 27, 2015	% Change	October 2, 2016	September 27, 2015	% Change
	(in millions)			(in millions)
Net sales	$809	$775	4.4%	$2,492	$2,613	(4.6)%
Pro forma net sales(a)	809	775	4.4%	2,492	2,783	(10.5)%
Organic Net Sales(b)	801	773	3.6%	2,609	2,437	7.1%
Segment Adjusted EBITDA(c)	150	152	(1.3)%	525	570	(7.9)%

(a)
There are no pro forma adjustments for the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

(c)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended October 2, 2016 compared to the Three Months Ended September 27, 2015:
Net sales and pro forma net sales increased 4.4% to $809 million, reflecting the favorable impact of foreign currency (0.8 pp). Organic Net Sales increased 3.6%, driven by higher pricing (1.9 pp) and favorable volume/mix (1.7 pp). Higher pricing was primarily driven by pricing actions to offset higher input costs in local currency, primarily in Latin America, partially offset by higher promotional spending. Favorable volume/mix was primarily driven by growth in condiments and sauces across all regions.
Segment Adjusted EBITDA decreased 1.3% despite the favorable impact of foreign currency (2.6 pp). Excluding the currency impact, Segment Adjusted EBITDA declined due to higher input costs in local currency and increased marketing investments, which were partially offset by sales growth.
Nine Months Ended October 2, 2016 compared to the Nine Months Ended September 27, 2015:
Net sales decreased 4.6% to $2.5 billion reflecting the unfavorable impact of foreign currency, which was partially offset by the inclusion of the Kraft business in the current period. Pro forma net sales decreased 10.5% due to the unfavorable impact of foreign currency (17.6 pp, including a 13.0 pp impact from the devaluation of the Venezuelan bolivar). Organic Net Sales increased 7.1%, driven by favorable volume/mix (4.0 pp) and higher pricing (3.1 pp). Favorable volume/mix was driven by growth in condiments and sauces across all regions. Higher pricing was driven primarily by pricing actions to offset higher input costs in local currency in Latin America.
Segment Adjusted EBITDA decreased 7.9% primarily due to the unfavorable impact of foreign currency (24.0 pp, including a 19.5 pp impact from the devaluation of the Venezuelan bolivar). Excluding the currency impact, Segment Adjusted EBITDA growth was primarily driven by organic sales growth that was partially offset by increased marketing investments.
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
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.9 billion in the nine months ended October 2, 2016 compared to $746 million in the nine months ended September 27, 2015. The increase in cash provided by operating activities was primarily due to an increase in operating income as a result of the 2015 Merger, which was partially offset by increased cash expenditures related to the Integration Program and restructuring activities and increased pension contributions. See Note 8, Postemployment Benefits, for further discussion of our pension contributions, including the amount that we expect to pay in the current year.

Changes in current assets and liabilities were unfavorable in the nine months ended October 2, 2016, driven by unfavorable changes in inventories and other current liabilities. The change in inventories was driven by an increase in inventory production ahead of planned facility closures and consolidations under our Integration Program. The change in other current liabilities was primarily driven by increased payments in the nine months ended October 2, 2016 related to income taxes and accrued liabilities, primarily accrued restructuring costs related to our Integration Program and restructuring activities. These unfavorable changes were partially offset by favorable changes in accounts payable and accounts receivable. The favorable change in accounts payable was primarily driven by payment term extensions from vendor renegotiations. The change in accounts receivable was favorable as a result of increasing our U.S. securitization program.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $742 million in the nine months ended October 2, 2016 compared to $9.4 billion in the nine months ended September 27, 2015. The decrease in cash used for investing activities was driven by payments of $9.5 billion to acquire Kraft Foods Group, Inc. in connection with the 2015 Merger. The decrease in cash used for investing activities was partially offset by an increase in capital expenditures, which was primarily due to integration and restructuring activities in the United States during the nine months ended October 2, 2016. We expect 2016 capital expenditures to be approximately $1.2 billion, including capital expenditures required for our ongoing integration and restructuring activities. The decrease in cash used for investing activities was also driven by lower cash settlements of net investment hedges in the nine months ended October 2, 2016 than in the nine months ended September 27, 2015.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $3.0 billion in the nine months ended October 2, 2016 compared to net cash provided by financing activities of $11.2 billion in the nine months ended September 27, 2015. This decrease in cash provided by financing activities was primarily driven by $10.0 billion of proceeds from our issuance of common stock to the Sponsors in connection with the 2015 Merger, the Series A Preferred Stock redemption in June 2016, and increased cash distributions related to our quarterly common stock dividend, which commenced during the third quarter of 2015. The decrease in cash provided by financing activities was partially offset by net proceeds from our May 2016 issuance of U.S. Dollar Notes and Euro Notes and net proceeds from our issuance of commercial paper, which were our primary sources of funding for the Series A Preferred Stock redemption. Additionally, in the prior year we had a benefit from proceeds from the issuance of long-term debt, which were largely offset by repayments of long-term debt. Our cash used for financing activities for the nine months ended October 2, 2016 also reflected the positive impact of no cash distribution related to our Series A Preferred Stock in the first quarter of 2016. See Equity and Dividends for further information on cash distributions related to our Series A Preferred Stock.

Cash Held by International Subsidiaries:
At October 2, 2016, approximately $1.6 billion of cash and short-term investments were held by international subsidiaries.
We have provided for a deferred tax liability of $22 million for undistributed earnings not considered to be indefinitely reinvested.
We consider the unremitted earnings of our international subsidiaries that have not been previously taxed in the United States to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these earnings in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our United States cash requirements. If we decide at a later date to repatriate these earnings to the United States, we would be required to pay taxes on these amounts based on the applicable United States tax rates net of credits for foreign taxes already paid.
Further, certain previously taxed earnings have not yet been remitted and certain intercompany loans have not been repaid. As a result, in future periods, we believe that we could remit approximately $3.7 billion of cash to the United States without incurring any additional material tax expense.
Total Debt:
During the second quarter of 2016, together with Kraft Heinz Foods Company, we commenced a commercial paper program. As of October 2, 2016, we had $639 million of commercial paper outstanding, which had a weighted average interest rate of 0.925%. There was no commercial paper outstanding at January 3, 2016.
We maintain our Senior Credit Facilities comprised of our $4.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $600 million Term Loan Facility (together with the Revolving Credit Facility, the “Senior Credit Facilities”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facilities contain customary representations, covenants, and events of default. At October 2, 2016, $600 million aggregate principal amount of our Term Loan Facility was outstanding. No amounts were drawn on our Revolving Credit Facility at October 2, 2016 or during the nine months ended October 2, 2016. Effective May 4, 2016, we amended the Revolving Credit Facility. See Note 12, Commitments, Contingencies and Debt, for

additional information on the amendment. See our consolidated financial statements and related notes on Form 10-K for the year ended January 3, 2016, for additional information on our Senior Credit Facilities, including covenant information related to our Revolving Credit Facility, interest rates on borrowings, maturity dates, and other general terms.
Our long-term debt, including the current portion, was $32.0 billion at October 2, 2016 and $25.2 billion at January 3, 2016. The increase during the period was driven by new issuances of long-term debt during the second quarter of 2016. See Note 12, Commitments, Contingencies and Debt, for additional details related to this long-term debt issuance. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all covenants as of October 2, 2016.
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
Markets for our key commodities were volatile during the three and nine months ended October 2, 2016. We expect commodity cost volatility to continue over the remainder of the year. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
Aggregate Contractual Obligations:
During the second quarter of 2016, we issued long-term debt, and as a result, our long-term debt, including the current portion, increased to $32.0 billion at October 2, 2016 as compared to $25.2 billion at January 3, 2016. See Note 12, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information.
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
Equity and Dividends
Common Stock Dividends:
We paid common stock dividends of $2.1 billion in the nine months ended October 2, 2016 and $637 million in the nine months ended September 27, 2015.

On May 4, 2016, our Board of Directors declared a cash dividend of $0.575 per share of common stock, which was paid on July 8, 2016, to shareholders of record on May 27, 2016. On August 4, 2016, our Board of Directors declared a cash dividend of $0.60 per share of common stock, which was paid on October 7, 2016 to shareholders of record on August 26, 2016. We accrued dividends payable related to this dividend as of October 2, 2016.
Additionally, on November 3, 2016, our Board of Directors declared a cash dividend of $0.60 per share of common stock, which is payable on December 16, 2016 to shareholders of record on December 2, 2016. The present annualized dividend rate is $2.40 per share of common stock.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.

Series A Preferred Stock:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock. Following the redemption, we will not pay any future dividends on our Series A Preferred Stock.
We made cash distributions of $180 million in the nine months ended October 2, 2016 compared to $540 million in the nine months ended September 27, 2015. The decrease in Series A Preferred Stock dividends occurred because, concurrent with the declaration of our common stock dividend on December 8, 2015, we also declared and paid the Series A Preferred Stock dividend that would otherwise have been payable on March 7, 2016. Accordingly, there were no cash distributions related to our Series A Preferred Stock in the first quarter of 2016. Additionally, as the Series A Preferred Stock was redeemed on June 7, 2016, there were no cash distributions in the third quarter of 2016.
Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our significant accounting policies are described in Note 1, Background and Basis of Presentation, to our consolidated financial statements for the year ended January 3, 2016 in our Annual Report on Form 10-K. Our significant accounting assumptions and estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 3, 2016 in our Annual Report on Form 10-K.
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
The following unaudited pro forma condensed combined statements of income for the three and nine months ended September 27, 2015 are based on the historical financial statements of Heinz and Kraft after giving effect to the 2015 Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to these unaudited pro forma condensed combined statements of income.
The Heinz statements of income information for the three and nine months ended September 27, 2015 was derived from the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The Kraft statement of income information for the six months ended June 27, 2015 was derived from its unaudited condensed consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on July 7, 2016 and information for the period from June 27, 2015 to July 2, 2015 derived from Kraft’s books and records.

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
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the 2015 Merger Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. Such allocation was final as of July 3, 2016.
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
The historical consolidated financial information has been adjusted in the accompanying unaudited pro forma condensed combined statements of income to give effect to unaudited pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of the combined company. As a result, under SEC Regulation S-X Article 11, certain expenses such as deal costs and Inventory Step-up Costs, if applicable, are eliminated from pro forma results in the periods presented. In contrast, under the ASC 805 presentation in Note 2, Merger and Acquisition, to the condensed consolidated financial statements, these expenses are required to be included in prior year pro forma results.
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

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Three Months Ended September 27, 2015
(in millions, except per share data)
(Unaudited)

	Historical Heinz	Historical Kraft(a)	Pro Forma Adjustments	Pro Forma
Net sales	$6,120	$243	$—	$6,363
Cost of products sold	4,492	169	(347)	4,314
Gross profit	1,628	74	347	2,049
Selling, general and administrative expenses	1,229	264	(96)	1,397
Operating income	399	(190)	443	652
Interest expense	460	—	—	460
Other expense/(income), net	108	—	—	108
Income/(loss) before income taxes	(169)	(190)	443	84
Provision for/(benefit from) income taxes	(49)	(52)	170	69
Net income/(loss)	(120)	(138)	273	15
Net income/(loss) attributable to noncontrolling interest	3	—	—	3
Net income/(loss) attributable to Kraft Heinz	(123)	(138)	273	12
Preferred dividends	180	—	—	180
Net income/(loss) attributable to common shareholders	$(303)	$(138)	$273	$(168)

Basic common shares outstanding	1,142	—	71	1,213
Diluted common shares outstanding	1,142	—	71	1,213

Per share data applicable to common shareholders:
Basic earnings/(loss)	$(0.27)	$—	$0.13	$(0.14)
Diluted earnings/(loss)	(0.27)	—	0.13	(0.14)

(a)	Historical Kraft reflects activity for the period from June 28, 2015 to July 2, 2015, prior to the 2015 Merger.

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Nine Months Ended September 27, 2015
(in millions, except per share data)
(Unaudited)

	Historical Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$11,214	$9,109	$—	$20,323
Cost of products sold	7,857	6,103	(381)	13,579
Gross profit	3,357	3,006	381	6,744
Selling, general and administrative expenses	2,005	1,532	(41)	3,496
Operating income	1,352	1,474	422	3,248
Interest expense	1,055	247	(40)	1,262
Other expense/(income), net	314	(16)	—	298
Income/(loss) before income taxes	(17)	1,243	462	1,688
Provision for/(benefit from) income taxes	(16)	400	178	562
Net income/(loss)	(1)	843	284	1,126
Net income/(loss) attributable to noncontrolling interest	10	—	—	10
Net income/(loss) attributable to Kraft Heinz	(11)	843	284	1,116
Preferred dividends	540	—	—	540
Net income/(loss) attributable to common shareholders	$(551)	$843	$284	$576

Basic common shares outstanding	633	—	565	1,198
Diluted common shares outstanding	633	—	589	1,222

Per share data applicable to common shareholders:
Basic earnings/(loss)	$(0.87)	$—	$1.35	$0.48
Diluted earnings/(loss)	(0.87)	—	1.34	0.47

The Kraft Heinz Company
Summary of Pro Forma Adjustments
(in millions)
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 27, 2015	September 27, 2015
Impact to cost of products sold:
Postemployment benefit costs(a)	$—	$(34)
Inventory step-up(b)	(347)	(347)
Impact to cost of products sold	$(347)	$(381)

Impact to selling, general and administrative expenses:
Depreciation and amortization(c)	$—	$84
Compensation expense(d)	—	31
Postemployment benefit costs(a)	—	11
Deal costs(e)	(96)	(167)
Impact to selling, general and administrative expenses	$(96)	$(41)

Impact to interest expense:
Interest expense(f)	$—	$(40)
Impact to interest expense	$—	$(40)
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

(e)	Represents the elimination of non-recurring deal costs incurred in connection with the 2015 Merger.

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
To supplement the condensed consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Organic Net Sales, Adjusted EBITDA, and Adjusted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), diluted earnings per share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
Management uses these non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management believes that presenting our non-GAAP financial measures (i.e., Organic Net Sales, Adjusted EBITDA, and Adjusted EPS) is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding U.S. GAAP financial measures and the reconciliations to those measures, provides investors with additional understanding of the factors and trends affecting our business than could be obtained absent these disclosures.
Organic Net Sales is defined as net sales excluding, when they occur, the impact of acquisitions, currency, divestitures, and a 53rd week of shipments. We calculate the impact of currency on net sales by holding exchange rates constant at the previous year’s exchange rate, with the exception of Venezuela following our June 28, 2015 currency devaluation, for which we calculate the previous year’s results using the current year’s exchange rate. Organic Net Sales for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. Organic Net Sales is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes; in addition to these adjustments, we exclude, when they occur, the impacts of depreciation and amortization (excluding integration and restructuring expenses) (including amortization of postretirement benefit plans prior service credits), integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, nonmonetary currency devaluation, and equity award compensation expense (excluding integration and restructuring expenses). Adjusted EBITDA for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, and nonmonetary currency devaluation, and including when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. Adjusted EPS for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. We believe Adjusted EPS provides important comparability of underlying operating results, allowing investors and management to assess operating performance on a consistent basis.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Organic Net Sales
For the Three Months Ended October 2, 2016 and September 27, 2015
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales(a)	Impact of Currency	Impact of Divestitures	Organic Net Sales	Price	Volume/Mix
October 2, 2016
United States	$4,395	$—	$—	$4,395
Canada	550	—	—	550
Europe	513	(40)	—	553
Rest of World	809	8	—	801
	$6,267	$(32)	$—	$6,299

September 27, 2015
United States	$4,449	$—	$—	$4,449
Canada	539	—	—	539
Europe	600	—	—	600
Rest of World	775	2	—	773
	$6,363	$2	$—	$6,361

Year-over-year growth rates
United States	(1.2)%	0.0	pp	0.0	pp	(1.2)%	(0.7	) pp	(0.5	) pp
Canada	2.0%	0.0	pp	0.0	pp	2.0%	(1.4	) pp	3.4	pp
Europe	(14.5)%	(6.7	) pp	0.0	pp	(7.8)%	(2.9	) pp	(4.9	) pp
Rest of World	4.4%	0.8	pp	0.0	pp	3.6%	1.9	pp	1.7	pp
Kraft Heinz	(1.5)%	(0.5	) pp	0.0	pp	(1.0)%	(0.7	) pp	(0.3	) pp

(a)	There are no pro forma adjustments in the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Organic Net Sales
For the Nine Months Ended October 2, 2016 and September 27, 2015
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales(a)	Impact of Currency	Impact of Divestitures	Organic Net Sales	Price	Volume/Mix
October 2, 2016
United States	$13,802	$—	$—	$13,802
Canada	1,692	(89)	—	1,781
Europe	1,644	(77)	—	1,721
Rest of World	2,492	(117)	—	2,609
	$19,630	$(283)	$—	$19,913

September 27, 2015
United States	$13,939	$—	$—	$13,939
Canada	1,754	—	—	1,754
Europe	1,847	—	43	1,804
Rest of World	2,783	346	—	2,437
	$20,323	$346	$43	$19,934

Year-over-year growth rates
United States	(1.0)%	0.0	pp	0.0	pp	(1.0)%	0.2	pp	(1.2	) pp
Canada	(3.5)%	(5.0	) pp	0.0	pp	1.5%	1.9	pp	(0.4	) pp
Europe	(11.0)%	(4.2	) pp	(2.2	) pp	(4.6)%	(2.7	) pp	(1.9	) pp
Rest of World	(10.5)%	(17.6	) pp	0.0	pp	7.1%	3.1	pp	4.0	pp
Kraft Heinz	(3.4)%	(3.1	) pp	(0.2	) pp	(0.1)%	0.5	pp	(0.6	) pp

(a)	There are no pro forma adjustments in the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Pro forma net income/(loss)(a)	$843	$15	$2,698	$1,126
Interest expense	311	460	824	1,262
Other expense/(income), net	(3)	108	(5)	298
Provision for/(benefit from) income taxes	262	69	1,045	562
Operating income	1,413	652	4,562	3,248
Depreciation and amortization (excluding integration and restructuring expenses)	116	193	401	619
Integration and restructuring expenses	237	482	781	681
Merger costs	4	139	33	193
Unrealized losses/(gains) on commodity hedges	22	—	(23)	(23)
Impairment losses	—	—	53	58
Losses/(gains) on sale of business	—	—	—	(21)
Nonmonetary currency devaluation	1	—	4	49
Equity award compensation expense (excluding integration and restructuring expenses)	10	16	30	60
Adjusted EBITDA	$1,803	$1,482	$5,841	$4,864

(a)	There are no pro forma adjustments in the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period.

The Kraft Heinz Company
Reconciliation of Pro Forma Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Pro forma diluted EPS(a)	$0.69	$(0.14)	$2.05	$0.47
Integration and restructuring expenses(b)(c)	0.13	0.27	0.43	0.38
Merger costs(b)(d)	—	0.31	0.02	0.48
Unrealized losses/(gains) on commodity hedges(b)(e)	0.01	—	(0.02)	(0.01)
Impairment losses(b)(e)	—	—	0.03	0.03
Losses/(gains) on sale of business(b)(e)	—	—	—	(0.01)
Nonmonetary currency devaluation(b)(f)	—	—	—	0.23
Preferred dividend adjustment(g)	—	—	(0.10)	—
Adjusted EPS	$0.83	$0.44	$2.41	$1.57

(a)	There are no pro forma adjustments in the three and nine months ended October 2, 2016, as Kraft and Heinz were a combined company for the entire period.

(b)	Income tax expense associated with these items is based on applicable jurisdictional tax rates and deductibility assessment of individual items.

(c)	Integration and restructuring expenses include the following gross expenses:

•
Expenses recorded in cost of products sold were $152 million for the three months and $532 million for the nine months ended October 2, 2016 and $161 million for the three months and $301 million for the nine months ended September 27, 2015;

•
Expenses recorded in SG&A were $85 million for the three months and $249 million for the nine months ended October 2, 2016 and $321 million for the three months and $380 million for the nine months ended September 27, 2015

•
Expenses recorded in other expense/(income), net, were $2 million for the three and nine months ended October 2, 2016 (there were no such expenses for the three and nine months ended September 27, 2015).

(d)	Merger costs include the following gross expenses:

•
Expenses recorded in cost of products sold were $1 million for the three months and $2 million for the nine months ended October 2, 2016, and $4 million for the three and nine months ended September 27, 2015;

•
Expenses recorded in SG&A were $3 million for the three months and $31 million for the nine months ended October 2, 2016 and $135 million for the three months and $189 million for the nine months ended September 27, 2015;

•
Expenses recorded in interest expense were $207 million for the three months and $466 million for the nine months ended September 27, 2015 (there were no such expenses for the three and nine months ended October 2, 2016); and,

•
Expenses recorded in other expense/(income), net, were $113 million for the three and $139 million for the nine months ended September 27, 2015 (there were no such expenses for the three and nine months ended October 2, 2016).

(e)	Refer to the reconciliation of pro forma net income/(loss) to Adjusted EBITDA for the related gross expenses.

(f)	Nonmonetary currency devaluation includes the following gross expenses/(income):

•
Expenses recorded in cost of products sold of $1 million for the three months and $4 million for the nine months ended October 2, 2016 and $49 million the nine months ended September 27, 2015 (there were no such expenses for the three months ended September 27, 2015); and,

•
Expenses/(income) recorded in other expense/(income), net, including income of $6 million for the three months and expense of $1 million for the nine months ended October 2, 2016 and expense of $234 million for the nine months ended September 27, 2015 (there were no such expenses for the three months ended September 27, 2015).

(g)
For Adjusted EPS, we present the impact of the Series A Preferred Stock dividend payments on an accrual basis. Accordingly, we include adjustments to EPS to include $180 million of Series A Preferred Stock dividends during the first quarter of 2016 (to reflect the March 7, 2016 Series A Preferred Stock dividend that was paid in December 2015) and to exclude $51 million of Series A Preferred Stock dividends during the second quarter of 2016 (to reflect that it was redeemed on June 7, 2016).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the nine months ended October 2, 2016. For additional information, refer to our Annual Report on Form 10-K for the year ended January 3, 2016.
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
Changes in Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended October 2, 2016.  During the quarter ended October 2, 2016, as part of the Global Business Services project in Europe, a number of processes and the associated controls have been transferred to third parties. The internal controls over financial reporting pertaining to these transferred services have not materially changed, and continue to be tested for their effectiveness and completeness. There were no other changes in our internal control over financial reporting during the quarter ended October 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 12, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 3, 2016, as supplemented by our Quarterly Report on Form 10-Q for the three months ended July 3, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities During the Three Months Ended October 2, 2016
Our share repurchase activity for the three months ended October 2, 2016 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
7/4/2016 - 8/7/2016	10,427	$85.41	—
8/8/2016 - 9/4/2016	7,744	88.76	—
9/5/2016 - 10/2/2016	451,362	88.45	—	$—
For the Three Months Ended October 2, 2016	469,533		—

(a)
Includes the following types of share repurchase activity, when they occur: (1) shares repurchased in connection with the exercise of stock options (including periodic repurchases using accumulated option exercise proceeds), (2) shares tendered by individuals who used shares to pay the related taxes for grants of RSUs that vested, and (3) shares repurchased related to employee benefit programs (including our annual bonus swap program).

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended October 2, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Kraft Heinz Company
Date:	November 4, 2016
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Kraft Heinz Company
Date:	November 4, 2016
		By:	/s/ Christopher R. Skinger
Christopher R. Skinger
Vice President, Global Controller
(Principal Accounting Officer)