Form 10-K
period 2016-12-31
Kraft Heinz Co
filed 2017-02-23
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, was $107 billion. As of February 18, 2017, there were 1,217,136,057 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on April 19, 2017 are incorporated by reference into Part III hereof.

The Kraft Heinz Company

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

Forward-Looking Statements
This Annual Report on Form 10-K contains a number of forward-looking statements. Words such as “expect,” “improve,” “reassess,” “remain,” “will,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, synergies and growth, taxes, integration, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
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

1

PART I
Item 1. Business.
General
Kraft Heinz is one of the largest food and beverage companies in the world, with sales in approximately 190 countries and territories. We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, throughout the world, under a host of iconic brands including Heinz, Kraft, Oscar Mayer, Philadelphia, Planters, Velveeta, Lunchables, Maxwell House, Capri Sun, and Ore-Ida. A globally recognized producer of delicious foods, we provide products for all occasions whether at home, in restaurants or on the go. As of December 31, 2016, we had assets of $120.5 billion. Our common stock is listed on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “KHC”.
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
Prior to the consummation of the 2015 Merger, Heinz had been controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Global Food Holdings LP (together, the “Sponsors”), following their acquisition of H. J. Heinz Company. On June 7, 2013, H. J. Heinz Company was acquired by Heinz (formerly known as Hawk Acquisition Holding Corporation) (the “2013 Merger”), a Delaware corporation controlled by the Sponsors, pursuant to the Agreement and Plan of Merger, dated February 13, 2013, as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013, by and among H. J. Heinz Company, Heinz, and Hawk Acquisition Sub, Inc. (“Hawk”).
See Note 1, Background and Basis of Presentation, and Note 2, Merger and Acquisition, to the consolidated financial statements for further information on the 2015 Merger. See Note 1, Background and Basis of Presentation, to the consolidated financial statements for further information on the 2013 Merger.
Reportable Segments
We manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of two operating segments: Latin America; and Asia Pacific, Middle East, and Africa (“AMEA”).
In 2016, we reorganized our segments to reflect the following:

•	our Russia business moved from the Rest of World segment to the Europe segment;

•
management of our Global Procurement Office moved from one of our European subsidiaries to our global headquarters, which resulted in moving the related costs from the Europe segment to general corporate expenses; and

•	certain historical Kraft export businesses moved from our United States segment to our Rest of World and Europe segments.
These changes are reflected in all historical periods presented and did not have a material impact on our financial statements.
See Note 18, Segment Reporting, to the consolidated financial statements for additional information on these changes and for our financial information by segment.

Net Sales by Product Category
In 2016, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. The product categories that contributed 10% or more to consolidated net sales in any of the periods presented were:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Condiments and sauces	26%	32%	50%
Cheese and dairy	21%	15%	—%
Ambient meals	9%	10%	14%
Frozen and chilled meals	8%	12%	18%
Meats and seafood	10%	8%	2%
Infant and nutrition	3%	5%	10%
We completed the 2015 Merger on July 2, 2015. As a result, 2016 was the first full year of combined Kraft and Heinz results, 2015 included a full year of Heinz results and post-2015 Merger results of Kraft, and 2014 included the results of Heinz only. The year-over-year fluctuations in the percentages above are primarily driven by including Kraft’s results.
Sales and Customers
Our products are sold through our own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, drug stores, value stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health care facilities, and certain government agencies. Our largest customer, Wal-Mart Stores Inc., represented approximately 22% of our net sales in 2016, approximately 20% of our net sales in 2015, and approximately 10% of our net sales in 2014.
Additionally, we have significant customers in different regions around the world; however, none of these customers individually are material to our consolidated business. In 2016, the five largest customers in our United States segment accounted for approximately 49% of United States segment sales, the five largest customers in our Canada segment accounted for approximately 76% of Canada segment sales, and the five largest customers in our Europe segment accounted for approximately 31% of our Europe segment sales.
Raw Materials and Packaging
We manufacture (and contract for the manufacture of) our products from a wide variety of raw food materials. We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, tomatoes, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, wheat and other goods to manufacture our products. In addition, we purchase and use significant quantities of resins and cardboard to package our products and natural gas to operate our facilities. For commodities that we use across many of our product categories, such as corrugated paper and energy, we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations. We source these commodities from a variety of providers including large, international producers, and smaller, local, independent sellers. Where appropriate, we seek to establish preferred purchaser status and/or have developed strategic partnerships with many of our suppliers with the objective of achieving favorable pricing and dependable supply for many of our commodities. The prices of raw materials and agricultural materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, consumer, industrial or investment demand, and changes in governmental regulation and trade, alternative energy, and agricultural programs.
The most significant cost components of our cheese products are dairy commodities, including milk and cheese. We purchase our dairy raw material requirements from independent third parties, such as agricultural cooperatives and independent processors. Market supply and demand, as well as government programs, significantly influence the prices for milk and other dairy products. Significant cost components in our meat business include pork, beef, and poultry, which we primarily purchase from applicable local markets. Livestock feed costs and the global supply and demand for U.S. meats influence the prices of these meat products. The most significant cost component of our coffee products is coffee beans, which we purchase on world markets. Quality and availability of supply, currency fluctuations, and consumer demand for coffee products impact coffee bean prices. The most significant cost components in our nut products include peanuts, cashews, and almonds, which we purchase on both domestic and world markets, where global market supply and demand is the primary driver of price.

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
Trademarks and Intellectual Property
Our trademarks are material to our business and are among our most valuable assets.  Depending on the country, trademarks generally remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. Significant trademarks by segment based on net sales at December 31, 2016 were:

Majority Owned and Licensed Trademarks
United States	Kraft, Oscar Mayer, Heinz, Planters, Velveeta, Philadelphia, Lunchables, Maxwell House, Capri Sun*, Ore-Ida, Kool-Aid, Jell-O
Canada	Kraft, Heinz, Cracker Barrel, Philadelphia, Maxwell House, P’Tit Cheese, Tassimo*
Europe	Heinz, Plasmon, Pudliszki, Honig, HP, Benedicta, Weight Watchers*
Rest of World	Heinz, ABC, Master, Quero, Golden Circle, Wattie's, Kraft, Complan, Glucon D
*Used under license
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
We sell some products under brands we license from third parties, including Capri Sun packaged drink pouches for sale in the United States, T.G.I. Fridays frozen snacks and appetizers in the United States and Canada, McCafe ground, whole bean and on-demand single cup coffees in the United States and Canada, Taco Bell Home Originals Mexican-style food products in U.S. grocery stores, and Weight Watchers Smart Ones frozen entrées, snacks and desserts in the United States and Canada. In our agreements with Mondelēz International, Inc. (“Mondelēz International”), we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions for an agreed period of time following the spin-off of Kraft from Mondelēz International in 2012.
Research and Development
Our research and development focuses on achieving the following four objectives:

•	growth through product improvements and renovations, new products, and line extensions,

•	uncompromising product safety and quality,

•	superior customer satisfaction, and

•	cost reduction.
Research and development expense was approximately $120 million in 2016, $105 million in 2015, and $58 million in 2014.

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
Employees
We had approximately 41,000 employees as of December 31, 2016.
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
We are required to comply with a variety of U.S. and Canadian laws and regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act and various state laws governing food safety; the Food Safety Modernization Act; the Safe Food for Canadians Act; the Occupational Safety and Health Act; various federal and state laws and regulations governing competition and trade practices; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity, such as the Equal Employment Opportunity Act and the National Labor Relations Act; customs and foreign trade laws and regulations; and laws regulating the sale of certain of our products in schools. We are also subject to numerous similar and other laws and regulations outside of North America, including but not limited to laws and regulations governing food safety, health and safety, anti-corruption, and data privacy. In our business dealings, we are also required to comply with the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Trade Sanctions Reform and Export Enhancement Act, and various other anti-corruption regulations in the regions in which we operate. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business.
Environmental Regulation
Our activities throughout the world are highly regulated and subject to government oversight. Various laws concerning the handling, storage, and disposal of hazardous materials and the operation of facilities in environmentally sensitive locations may impact aspects of our operations.
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
As of December 31, 2016, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus, future costs associated with such matters may exceed current reserves.
Foreign Operations
In 2016, we generated a significant amount of our net sales from operations outside of the United States and sold our products in approximately 190 countries and territories. For additional information about our foreign operations, see Note 18, Segment Reporting, to the consolidated financial statements. Refer to Item 2, Properties, for more information on our manufacturing and other facilities. For a discussion of risks related to our operations outside the United States, including currency risk, see Risk Factors in Item 1A.

Executive Officers
The following are our executive officers as of February 13, 2017:

Name	Age	Title
Bernardo Hees	47	Chief Executive Officer
Paulo Basilio	42	Executive Vice President and Chief Financial Officer
Emin Mammadov	40	President, Global Foodservice
Raphael Oliveira	42	Zone President of Europe
Eduardo Pelleissone	43	Executive Vice President of Global Operations
Carlos Piani	43	Zone President of Canada
Marcos Romaneiro	33	Zone President of AMEA
Francisco Sa	51	Zone President of Latin America
James Savina	43	Senior Vice President, Global General Counsel and Corporate Secretary
George Zoghbi	50	Chief Operating Officer of U.S. Commercial business
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
Paulo Basilio became Executive Vice President and Chief Financial Officer upon the closing of the 2015 Merger. He had previously served as Chief Financial Officer of Heinz since June 2013. Previously, Mr. Basilio served as Chief Executive Officer of ALL from September 2010 to June 2012, after having served in various roles at ALL, including Chief Operating Officer, Chief Financial Officer, and Analyst. Mr. Basilio has also been a partner of 3G Capital since July 2012.
Emin Mammadov assumed his current role as President, Global Foodservice on December 31, 2016. Previously he had served as Zone President of Russia, India, the Middle East and Africa (“RIMEA”) since June 2013. Prior to serving in that role, Mr. Mammadov was President, Africa & Middle East from March 2013 to June 2013 and Managing Director of Heinz China Sauces from 2010 to March 2013. He also served as Marketing Director and then Commercial Director of Heinz Russia from 2006 to 2010.
Raphael Oliveira assumed his current role in October 2016 after having served as the Managing Director of Kraft Heinz UK & Ireland. Mr. Oliveira joined Kraft Heinz in July 2014 and served as President of Kraft Heinz Australia, New Zealand and Papua New Guinea until September 2016. Prior to joining Kraft Heinz, Mr. Oliveira spent 17 years in the financial industry. In the last 10 years, he held a variety of leadership positions with Goldman Sachs, a global investment banking, securities and investment management firm.
Eduardo Pelleissone assumed his current role upon the closing of the 2015 Merger and had previously held the same role at Heinz since July 2013. Prior to joining Heinz, Mr. Pelleissone was Chief Executive Officer of ALL from May 2012 to June 2013. Prior to assuming that role, Mr. Pelleissone held the roles of Chief Operating Officer from July 2011 to 2012 and Commercial Vice President of the Agriculture Segment at ALL from 2004 to 2011.
Carlos Piani was appointed Zone President of Canada on September 1, 2015. Prior to joining Kraft Heinz, Mr. Piani served as Chief Executive Officer of PDG Realty S.A. Empreendimentos e Participacoes, a real estate company, from August 2012 to August 2015. Previously, he served as Co-Head of Private Equity of Vinci Partners, an independent asset management firm, from April 2010 to August 2012 and as Chief Executive Officer of Companhia Energetica do Maranhao (“CEMAR”), an electricity distribution company, and as Chief Executive Officer of Equatorial Energia S/A, CEMAR’s controlling shareholder, from March 2007 to April 2010.
Marcos Romaneiro assumed his current role as Zone President of AMEA on December 31, 2016. Previously he had served as Zone President of Asia Pacific since June 2014. Prior to his appointment as Zone President of Asia Pacific, Mr. Romaneiro was Senior Vice President, Global Finance at Heinz from June 2013 to May 2014. From January 2012 to May 2013, Mr. Romaneiro was Vice President at 3G Capital and was responsible for evaluating and executing private equity transactions. Prior to joining 3G Capital, Mr. Romaneiro worked at Cerberus Capital Management, a private equity firm, from January 2010 to December 2011. Mr. Romaneiro has also been a partner at 3G Capital since January 2015.

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
The food and beverage industry is highly competitive across all of our product offerings. We compete based on product innovation, price, product quality, service, taste, convenience, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy consumer preferences.
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
We have many iconic brands with long-standing consumer recognition across the globe. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Increasing negative attention on the role of food and beverage marketing could adversely affect our brand image. It could also lead to stricter regulations and greater scrutiny of marketing practices. Existing or increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about legal or regulatory action against us, our quality and safety, our environmental or social impacts, or our suppliers and, in some cases, our competitors, could damage our reputation and brand image, undermine our customers’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information, including misinformation, and opinions can be shared. Negative posts or comments about us, our brands or our products, or our suppliers and, in some cases, our competitors, on social or digital media, whether or not valid, could seriously damage our brands and reputation. In addition, we might fail to anticipate consumer preferences, invest sufficiently in maintaining, extending and expanding our brand image. If we do not maintain, extend, and expand our reputation, brand image, then our product sales, financial condition and operating results could be materially and adversely affected.
Our international operations subject us to additional risks and costs and may cause our profitability to decline.
We are a global company with sales or operations in approximately 190 countries and territories; approximately 30% of our 2016 net revenues were generated outside of the United States. As a result, we are subject to risks inherent in global operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section and also include:

•	compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the FCPA;

•
changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretation, or tax audit implications;

•	the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or regulations, taxes or policies that might negatively affect our sales;

•	currency devaluations or fluctuations in currency values;

•	compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple jurisdictions;

•	discriminatory or conflicting fiscal policies in or across foreign jurisdictions;

•
changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product into various countries or repatriate cash from outside the United States;

•
changes in local regulations and laws, the uncertainty of enforcement of remedies in foreign jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources;

•	risks and costs associated with political and economic instability, corruption, anti-American sentiment and social and ethnic unrest in the countries in which we operate;

•
the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;

•	risks arising from the significant and rapid fluctuations in currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	changing labor conditions and difficulties in staffing our operations;

•	greater risk of uncollectible accounts and longer collection cycles; and

•	design, implementation and use of effective control environment processes across our diverse operations and employee base.
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect our business operations or customer demand. Slow economic growth or high unemployment in the markets in which we operate could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

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
We test goodwill and indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our annual impairment testing in the second quarter of 2016. The first step of the goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step would be applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill would be considered impaired and would be reduced to its implied fair value. We test indefinite-lived intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. If the carrying value exceeds fair value, the intangible asset would be considered impaired and would be reduced to fair value.

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
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, soybean and vegetable oils, sugar and other sweeteners, corn products, tomatoes, cucumbers, potatoes, onions, other fruits and vegetables, spices, flour and wheat to manufacture our products. In addition, we purchase and use significant quantities of resins, cardboard, glass, plastic, metal, paper, fiberboard and other materials to package our products and we use other inputs, such as water and natural gas, to operate our facilities. We are also exposed to changes in oil prices, which influence both our packaging and transportation costs. Prices for commodities, energy, and other supplies are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather or global climate change, crop failures or shortages due to plant disease or insect and other pest infestation, consumer, industrial or investment demand, and changes in governmental regulation and trade, alternative energy, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect our operations. Furthermore, the cost of raw materials and finished products may fluctuate due to movements in cross-currency transaction rates. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
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
We depend on the skills, working relationships and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel. Any such loss or failure could adversely affect our product sales, financial condition, and operating results.
In particular, the success of the continued integration of Kraft and Heinz will depend in part on our ability to retain the talents and dedication of key employees. If key employees terminate their employment, or if an insufficient number of employees is retained to maintain effective operations, our business activities may be adversely affected and our management team’s attention may be diverted. In addition, we may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, all of which could adversely affect our product sales, financial condition, and operating results.

We may be unable to realize the anticipated benefits from streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
We have implemented a number of cost savings initiatives, including our Integration Program (as defined below), that we believe are important to position our business for future success and growth. We have evaluated changes to our organization structure to enable us to reduce costs, simplify or improve processes, and improve our competitiveness. Our future success may depend upon our ability to realize the benefits of our cost savings initiatives. In addition, certain of our initiatives may lead to increased costs in other aspects of our business such as increased conversion, outsourcing or distribution costs. We must be efficient in executing our plans to achieve cost savings and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity. To capitalize on our efforts, we must carefully evaluate investments in our business, and execute on those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from our efforts, we could be cost disadvantaged in the marketplace, and our competitiveness, production and profitability could decrease.
Changes in the retail landscape or the loss of key retail customers could adversely affect our financial performance.
Retail customers, such as supermarkets, warehouse clubs and food distributors in our major markets, may consolidate, resulting in fewer but larger customers for our business. Consolidation also produces larger retail customers that may seek to leverage their position to improve their profitability by demanding improved efficiency, lower pricing, more favorable terms, increased promotional programs, or specifically tailored product offerings. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Retail consolidation and increasing retailer power could materially and adversely affect our product sales, financial condition, and operating results.
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
In addition, technology-based systems, which give consumers the ability to shop through e-commerce websites and mobile commerce applications, are also significantly altering the retail landscape in many of our markets. If we are unable to adjust to developments in these changing landscapes, we may be disadvantaged in key channels and with certain consumers, which could materially and adversely affect our product sales, financial condition, and operating results.
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
Federal, state, and local governments and administrative bodies within the U.S., which represents a majority of our operations, are considering a variety of broad tax, trade, and other regulatory reforms. For example, an increase in tariff or restrictive trade activities around the world could negatively impact our ability to succeed in certain markets; similarly, changes in tax laws, such as tax reform in the United States, or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s (“OECD”) multi-jurisdictional plan of action to address “base erosion and profit sharing” could impact our effective tax rate. It is not currently possible to accurately determine the potential impact of these proposed or future changes, but these changes could have a material impact on our business.
Legal claims or other regulatory enforcement actions could subject us to civil and criminal penalties.
As a large food and beverage company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition, and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our financial condition and operating results.
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
We have a complex network of suppliers, owned manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather, raw material shortages, natural disasters, fire or explosion, political unrest, terrorism, generalized labor unrest, or health pandemics, could damage or disrupt our operations or our suppliers’ or co-manufacturers’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.

The failure to integrate successfully the business and operations of Kraft and Heinz in the expected time frame may adversely affect our future results.
While no material disruptions occurred during the first full year of integration, there can be no assurances that the Kraft and Heinz businesses can be integrated successfully. It is possible that the integration process could result in the the loss of customers, the disruption of ongoing businesses, unexpected integration issues, or higher than expected integration costs. It is also possible that the overall post-merger integration process will take longer than originally anticipated. Specifically, the following issues, among others, must be addressed as we continue to integrate the operations of Kraft and Heinz in order to realize the anticipated benefits of the 2015 Merger:

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

•
integrating the companies’ financial reporting and internal control systems, including our ability to maintain compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;

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
To the extent we undertake acquisitions, alliances or joint ventures or other developments outside our core regions or in new categories, we may face additional risks related to such developments. For example, risks related to foreign operations include compliance with U.S. laws affecting operations outside of the United States, such as the FCPA, currency rate fluctuations, compliance with foreign regulations and laws, including tax laws, and exposure to politically and economically volatile developing markets. Any of these factors could materially and adversely affect our product sales, financial condition, and operating results.

Our performance may be adversely affected by economic and political conditions in the United States and in various other nations where we do business.
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Such conditions and factors include changes in applicable laws and regulations, including changes in food and drug laws, accounting standards and critical accounting estimates, taxation requirements and environmental laws. Other factors impacting our operations in the United States, Venezuela, Russia and other international locations where we do business include export and import restrictions, currency exchange rates, currency devaluation, cash repatriation restrictions, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, and political unrest. Such factors in either domestic or foreign jurisdictions could materially and adversely affect our financial results. For further information on Venezuela, see Note 15, Venezuela - Foreign Currency and Inflation, to the consolidated financial statements.
Volatility of capital markets or macro-economic factors could adversely affect our business.
Changes in financial and capital markets, including market disruptions, limited liquidity and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. In addition, our borrowing costs can be affected by short and long-term ratings assigned by rating organizations. A decrease in these ratings could limit our access to capital markets and increase our borrowing costs, which could materially and adversely affect our financial condition and operating results.

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
Furthermore, we may be subject to increased costs or experience adverse effects to our operating results if we are unable to renew collectively bargained agreements on satisfactory terms, our financial condition and ability to meet the needs of our customers could be materially and adversely affected if strikes or work stoppages and interruptions occur as a result of delayed negotiations with union-represented employees both in and outside of the United States.
Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices may cause volatility in our operating results and net income.
We use commodity futures and options to partially hedge the price of certain input costs, including dairy products, coffee beans, meat products, wheat, corn products, soybean oils, sugar and natural gas. Changes in the values of these derivatives are currently recorded in net income, resulting in volatility in both gross profits and net income. We report these gains and losses in cost of products sold in our consolidated statements of income to the extent we utilize the underlying input in our manufacturing process. We report these gains and losses in the unallocated corporate items line in our segment operating results until we sell the underlying products, at which time we reclassify the gains and losses to segment operating results. We may experience volatile earnings as a result of these accounting treatments.

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
We are significantly dependent on information technology and we may be unable to protect our information systems against service interruption, misappropriation of data or breaches of security
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks and other cybersecurity risks, telecommunication failures, user errors, catastrophic events or other factors. If our information technology systems suffer severe damage, disruption, or shutdown, by unintentional or malicious actions of employees and contractors or by cyber-attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, reputational damage, transaction errors, processing inefficiencies, the leakage of confidential information, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.
In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers, or suppliers.
Misuse, leakage or falsification of information could result in violations of data privacy laws and regulations, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses or brands and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, or to our suppliers or consumers, and may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, trade secrets, copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements, third-party nondisclosure and assignment agreements and policing of third-party misuses of our intellectual property. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.
We may be unaware of intellectual property rights of others that may cover some of our technology, brands or products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third-party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.

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
Our level of indebtedness could adversely affect our business.
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
In addition, our credit agreement and indentures governing our indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants will limit our ability to, among other things, incur or permit to exist certain liens or our ability to merge or consolidate with or into, another company, in each case with customary exceptions. There can be no assurance that we will generate sufficient cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or to refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.
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
The Sponsors own approximately 51% of our common stock. Six of our 11 directors had been directors of Heinz prior to the closing of the 2015 Merger and remained directors of Kraft Heinz pursuant to the merger agreement. In addition, some of our executive officers, including Bernardo Hees, our Chief Executive Officer, are partners of 3G Capital, one of the Sponsors. As a result, the Sponsors have the potential to exercise influence over management and have substantial control over decisions of our Board of Directors as well as over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors and approving mergers or sales of substantially all of our capital stock or our assets. In addition, to the extent that the Sponsors collectively hold a majority of our common stock, they together would have the power to take shareholder action by written consent to adopt amendments to our charter or take other actions, such as corporate transactions, that require the vote of holders of a majority of our outstanding common stock. The directors designated by the Sponsors may have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of our equity, they will continue to be able to strongly influence or effectively control our decisions.
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
Kraft Heinz, 3G Global Food Holdings LP and Berkshire Hathaway entered into a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by 3G Global Food Holdings LP and Berkshire Hathaway, which represents all shares of our common stock held by the Sponsors as of the date of the closing of the 2015 Merger. As of the closing of the 2015 Merger, registrable shares represented approximately 51% of our outstanding common stock on a fully diluted basis. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, sales of a large number of registrable shares may be made upon registration of such shares with the SEC in accordance with the terms of the registration rights agreement. Registration and sales of our common stock effected pursuant to the registration rights agreement will increase the number of shares being sold in the public market and may increase the volatility of the price of our common stock.
Our ability to pay regular dividends to our shareholders is subject to the discretion of the Board of Directors and may be limited by our debt agreements, limitations under Delaware law.
Although it is currently anticipated that we will continue to pay regular quarterly dividends, any such determination to pay dividends will be at the discretion of the Board of Directors and will be dependent on then-existing conditions, including our financial condition, income, legal requirements, including limitations under Delaware law and other factors the Board of Directors deems relevant. The Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. For these reasons, shareholders will not be able to rely on dividends to receive a return on investment. Accordingly, realization of any gain on shares of our common stock may depend on the appreciation of the price of our common stock, which may never occur.
We may not generate U.S. earnings and profits sufficient for distributions paid to stockholders to be treated as dividends for U.S. federal income tax purposes.
In 2016,distributions made on our stock, including the redemption of $8.3 billion of our 9.00% cumulative compounding preferred stock, Series A (“Series A Preferred Stock”) (which we believe will be treated as a dividend distribution for U.S. federal income tax purposes), significantly exceeded our earnings and profits (as determined under U.S. tax principles) and, therefore, only a portion of our regular 2016 quarterly dividends was treated as dividends for U.S. federal income tax purposes. For purposes of U.S. federal income tax, insofar as our earnings and profits are not sufficient, these distributions would be treated as a return of capital to each stockholder, up to the extent of the stockholder’s tax basis. If a stockholder does not have sufficient tax basis, these distributions could result in taxable gains to the stockholder. Although it is currently anticipated that we will continue to pay regular quarterly dividends, we cannot currently anticipate whether our future earnings and profits will be sufficient for all or a portion of future year distributions to be treated as dividends (as determined under U.S. tax principles). Stockholders should consult their tax advisors for a full understanding of all of the tax consequences of the receipt of dividends, including distributions in excess of our earnings and profits.

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
We manufacture our products in our network of manufacturing and processing facilities located throughout the world. As of December 31, 2016, we operated 87 manufacturing and processing facilities. We own 83 and lease four of these facilities. Our manufacturing and processing facilities count by segment as of December 31, 2016 was:

	Owned	Leased
United States	43	2
Canada	3	—
Europe	11	—
Rest of World	26	2
We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and are adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.
In the fourth quarter of 2016, we reorganized our segment structure to move our Russia business from the Rest of World segment to the Europe segment. We have reflected this change in the table above. See Note 18, Segment Reporting, to the consolidated financial statements for additional information.
Several of our current manufacturing and processing facilities are scheduled to be closed within the next year. See Note 3, Integration and Restructuring Expenses, to the consolidated financial statements for additional information.
Item 3. Legal Proceedings.
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
On April 1, 2015, the Commodity Futures Trading Commission (“CFTC”) filed a formal complaint against Mondelēz International (formerly known as Kraft Foods Inc.) and Kraft in the U.S. District Court for the Northern District of Illinois, Eastern Division, related to activities involving the trading of December 2011 wheat futures contracts. The complaint alleges that Mondelēz International and Kraft (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011, (2) violated position limit levels for wheat futures, and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. As previously disclosed by Kraft, these activities arose prior to the October 1, 2012 spin-off of Kraft by Mondelēz International to its shareholders and involve the business now owned and operated by Mondelēz International or its affiliates. The Separation and Distribution Agreement between Kraft and Mondelēz International, dated as of September 27, 2012, governs the allocation of liabilities between Mondelēz International and Kraft and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose. We do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on NASDAQ under the ticker symbol “KHC”. At February 18, 2017, there were approximately 55,000 holders of record of our common stock.
Our stock began publicly trading on July 6, 2015. Our quarterly highest and lowest market prices are:

	2016 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Market price-high	$79.16	$89.40	$90.54	$90.15	NA	NA	$81.20	$79.94
Market price-low	$68.18	$76.64	$84.25	$79.69	NA	NA	$61.42	$68.65
Dividends declared	$0.575	$0.575	$0.60	$0.60	NA	NA	$0.55	$1.15
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor's (“S&P”) 500 Index and the S&P Consumer Staples Food Products, which we consider to be our peer group. This graph covers the period from July 6, 2015 (the first day our common stock began trading on NASDAQ) through December 30, 2016 (the last trading day of our fiscal year). The graph shows total shareholder return assuming $100 was invested on July 6, 2015 and the dividends were reinvested on a daily basis.

	Kraft Heinz	S&P 500	S&P Consumer Staples Food Products
July 6, 2015	$100.00	$100.00	$100.00
December 31, 2015	$102.07	$99.85	$106.15
December 30, 2016	$125.99	$111.79	$115.17
Companies included in the S&P Consumer Staples Food Products index change periodically. During 2016, Keurig Green Mountain, Inc. was removed from the index, therefore it is excluded from the table and chart above.
The above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Issuer Purchases of Equity Securities During the Three Months Ended December 31, 2016
Our share repurchase activity for the three months ended December 31, 2016 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
10/3/2016 - 11/6/2016	541,110	$88.82	—
11/7/2016 - 12/4/2016	459,117	83.16	—
12/5/2016 - 12/31/2016	455,602	84.64	—	$—
For the Three Months Ended December 31, 2016	1,455,829		—

(a)
Includes the following types of share repurchase activity, when they occur: (1) shares repurchased in connection with the exercise of stock options (including periodic repurchases using accumulated option exercise proceeds), (2) shares tendered by individuals who used shares to pay the related taxes for grants of restricted stock units (“RSUs”) that vested, and (3) shares repurchased related to employee benefit programs (including our annual bonus swap program).

Item 6. Selected Financial Data.
Periods Presented:
The 2013 Merger established a new accounting basis for Heinz. Accordingly, the consolidated financial statements present both Predecessor and Successor periods, which relate to the accounting periods preceding and succeeding the completion of the 2013 Merger. The Predecessor and Successor periods are separated by a vertical line to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.
Additionally, on October 21, 2013, our Board of Directors approved a change in our fiscal year-end from the Sunday closest to April 30 to the Sunday closest to December 31. In 2013, as a result of the change in fiscal year-end, the 2013 Merger, and the creation of Hawk, there are three 2013 reporting periods as described below.
The “Successor (Heinz, renamed to The Kraft Heinz Company at the closing of the 2015 Merger) Period” includes:

•	The consolidated financial statements for the year ended December 31, 2016 (a 52 week period, including a full year of Kraft Heinz results);

•	The consolidated financial statements for the year ended January 3, 2016 (a 53 week period, including a full year of Heinz results and post-2015 Merger results of Kraft);

•	The consolidated financial statements for the year ended December 28, 2014 (a 52 week period, including a full year of Heinz results); and
•The period from February 8, 2013 through December 29, 2013 (the “2013 Successor Period”), reflecting:

▪
The creation of Hawk on February 8, 2013 and the activity from February 8, 2013 to June 7, 2013, which related primarily to the issuance of debt and recognition of associated issuance costs and interest expense; and

▪
All activity subsequent to the 2013 Merger. Therefore, the 2013 Successor Period includes 29 weeks of operating activity (June 8, 2013 to December 29, 2013). We indicate in the selected financial data table the weeks of operating activities in this period.

The “Predecessor (H. J. Heinz Company) Period” includes, but is not limited to:

•
The consolidated financial statements of H. J. Heinz Company prior to the 2013 Merger on June 7, 2013, which includes the period from April 29, 2013 through June 7, 2013 (the “2013 Predecessor Period”); this represents six weeks of activity from April 29, 2013 through the 2013 Merger;

•	The consolidated financial statements of H. J. Heinz Company for the fiscal year from April 30, 2012 to April 28, 2013 (“Fiscal 2013”); and

•	The consolidated financial statements of H. J. Heinz Company for the fiscal year from April 28, 2011 to April 29, 2012 (“Fiscal 2012”).

Selected Financial Data:
The following table presents selected consolidated financial data for 2016, 2015, 2014, the 2013 Successor Period, the 2013 Predecessor Period, Fiscal 2013, and Fiscal 2012.

	Successor				Predecessor (H. J. Heinz Company)
	December 31, 2016 (52 weeks)(a)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)	April 29, 2012 (52 1/2 weeks)(e)
	(in millions, except per share data)
Period Ended:
Net sales(b)(d)	$26,487	$18,338	$10,922	$6,240	$1,113	$11,529	$11,508
Income/(loss) from continuing operations(b)	3,642	647	672	(66)	(191)	1,102	992
Income/(loss) from continuing operations attributable to common shareholders(b)	3,452	(266)	(63)	(1,118)	(194)	1,088	974
Income/(loss) from continuing operations per common share(b):
Basic	2.84	(0.34)	(0.17)	(2.97)	(0.60)	3.39	3.03
Diluted	2.81	(0.34)	(0.17)	(2.97)	(0.60)	3.37	3.01
As of:
Total assets(d)	120,480	122,973	36,571	38,681	NA	12,920	11,960
Long-term debt(c)(d)	29,713	25,151	13,358	14,326	NA	3,830	4,757
Redeemable preferred stock	—	8,320	8,320	8,320	NA	—	—
Cash dividends per common share	2.35	1.70	—	—	—	2.06	1.92

(a)
On December 9, 2016, our Board of Directors approved a change to our fiscal year end from Sunday to Saturday. Effective December 31, 2016, we operate on a 52 or 53-week fiscal year ending on the last Saturday in December in each calendar year. In prior years, we operated on a 52 or 53-week fiscal year ending the Sunday closest to December 31. As a result, we occasionally have a 53rd week in a fiscal year. Our year ended January 3, 2016 includes a 53rd week of activity. See Note 1, Background and Basis of Presentation, to the consolidated financial statements for additional information.

(b)
Amounts exclude the operating results as well as any associated impairment charges and losses on sale related to the Company's Shanghai LongFong Foods business in China and U.S. Foodservice frozen desserts business, which were divested in Fiscal 2013.

(c)
Amounts include interest rate swap hedge accounting adjustments of $123 million at April 28, 2013 and $128 million at April 29, 2012. There were no interest rate swaps requiring such hedge accounting adjustments at December 31, 2016, January 3, 2016, December 28, 2014, or December 29, 2013. Additionally, amounts exclude the current portion of long-term debt.

(d)
The increases in net sales, total assets, and long-term debt from December 28, 2014 to January 3, 2016 reflect the impact of the 2015 Merger. See Note 2, Merger and Acquisition, to the consolidated financial statements for additional information.

(e)
On March 14, 2012, H. J. Heinz Company’s board of directors authorized a change in fiscal year end from the Wednesday nearest April 30 to the Sunday nearest April 30. This change resulted in a 52 1/2-week-long Fiscal 2012.

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
We manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of two operating segments: Latin America and AMEA.
In 2016, we reorganized our segments to reflect the following:

•	our Russia business moved from the Rest of World segment to the Europe segment;

•
management of our Global Procurement Office moved from one of our European subsidiaries to our global headquarters, which resulted in moving the related costs from the Europe segment to general corporate expenses; and

•	certain historical Kraft export businesses moved from our United States segment to our Rest of World and Europe segments.
These changes are reflected in all historical periods presented and did not have a material impact on our financial statements.
See Note 18, Segment Reporting, to the consolidated financial statements for additional information on these changes.
Items Affecting Comparability of Financial Results
The 2015 Merger:
We completed the 2015 Merger on July 2, 2015. As a result, 2016 was the first full year of combined Kraft and Heinz results, 2015 included a full year of Heinz results and post-2015 Merger results of Kraft, and 2014 included the results of Heinz only. For comparability, we disclose in this report certain unaudited pro forma condensed combined financial information, which presents 2015 and 2014 as if the 2015 Merger had been consummated on December 30, 2013 (the first business day of our 2014 fiscal year) and combines the historical results of Heinz and Kraft. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information section at the end of this item for additional information.
See Note 1, Background and Basis of Presentation, and Note 2, Merger and Acquisition, to the consolidated financial statements for additional information related to the 2015 Merger.
53rd Week:
On December 9, 2016, our Board of Directors approved a change to our fiscal year end from Sunday to Saturday. Effective December 31, 2016, we operate on a 52 or 53-week fiscal year ending on the last Saturday in December in each calendar year. In prior years, we operated on a 52 or 53-week fiscal year ending the Sunday closest to December 31. As a result, we occasionally have a 53rd week in a fiscal year. Our year ended January 3, 2016 includes a 53rd week of activity.
See Note 1, Background and Basis of Presentation, to the consolidated financial statements for additional information on our change in fiscal year end.
Integration and Restructuring Expenses:
We recorded expenses related to our restructuring activities, including the multi-year program announced following the 2015 Merger (the “Integration Program”), totaling $1.0 billion in 2016, $1.0 billion in 2015, and $637 million in 2014. Integration Program expenses included in these totals were $887 million in 2016 and $829 million in 2015. We expect to incur pre-tax costs of $2.0 billion related to the Integration Program. These costs primarily include severance and employee benefit costs, including cash and non-cash severance, costs to exit facilities, including non-cash costs such as accelerated depreciation, and other costs incurred as a direct result of integration activities related to the 2015 Merger.
Additionally, we anticipate capital expenditures of approximately $1.3 billion related to the Integration Program. As of December 31, 2016, we have incurred $801 million in capital expenditures since the inception of the Integration Program. The Integration Program is designed to reduce costs, integrate, and optimize our combined organization and is expected to achieve $1.7 billion of pre-tax savings by the end of 2017, primarily benefiting the United States and Canada segments. Since the inception of the Integration Program, our cumulative pre-tax savings achieved are approximately $1,175 million.
See Note 3, Integration and Restructuring Expenses, to the consolidated financial statements for additional information.

Series A Preferred Stock:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock for $8.3 billion. The redemption was primarily funded through debt issuances in May 2016, including $5.0 billion and €1.8 billion aggregate principal amounts of notes, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand. Following the redemption, we no longer pay quarterly Series A Preferred Stock dividends.
See Equity and Dividends within this item, along with Note 11, Debt, and Note 12, Capital Stock, to the consolidated financial statements for additional information.
Results of Operations
Due to the size of Kraft’s business relative to the size of Heinz’s business prior to the 2015 Merger, and for purposes of comparability, the Results of Operations include certain unaudited pro forma condensed combined financial information (the “pro forma financial information”) adjusted to assume that Kraft and Heinz were a combined company for the full year 2015 and for 2014. This pro forma financial information reflects combined historical results, final purchase accounting adjustments, and adjustments to align accounting policies. The pro forma adjustments impacted our consolidated results and all of our segments. There are no pro forma adjustments in 2016 as Kraft and Heinz were a combined company for the entire period. For more information see Supplemental Unaudited Pro Forma Condensed Combined Financial Information.
In addition, we disclose in this report certain non-GAAP financial measures, which, for the prior year periods, are derived from the pro forma financial information. These non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our underlying operations. For additional information and reconciliations from our consolidated financial statements see Supplemental Unaudited Pro Forma Condensed Combined Financial Information and Non-GAAP Financial Measures.
Consolidated Results of Operations
Summary of Results:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$26,487	$18,338	44.4%	$18,338	$10,922	67.9%
Operating income	6,142	2,639	132.7%	2,639	1,568	68.3%
Net income/(loss) attributable to common shareholders	3,452	(266)	nm	(266)	(63)	nm
Diluted earnings/(loss) per share	2.81	(0.34)	nm	(0.34)	(0.17)	nm
Net Sales:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)			(in millions)
Net sales	$26,487	$18,338	44.4%	$18,338	$10,922	67.9%
Pro forma net sales(a)	26,487	27,447	(3.5)%	27,447	29,122	(5.8)%
Organic Net Sales(b)	26,817	26,728	0.3%	28,286	28,741	(1.6)%

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Year Ended December 31, 2016 compared to the Year Ended January 3, 2016:
Net sales increased 44.4% to $26.5 billion in 2016 compared to 2015, primarily driven by the 2015 Merger.
Pro forma net sales decreased 3.5%, primarily due to the unfavorable impacts of foreign currency (2.5 pp), 53rd week of shipments in the prior period (1.2 pp), and divestitures (0.1 pp). Excluding these impacts, Organic Net Sales increased 0.3% due to higher net pricing (0.3 pp) and neutral volume/mix (0.0 pp). Net pricing was higher in Rest of World, United States, and Canada despite deflation in key commodities (which we define as dairy, meat, coffee and nuts) in the United States and Canada, primarily in dairy, coffee, and meats in the United States. These price increases were partially offset by lower net pricing in Europe. Neutral volume/mix was primarily due to declines in meats and foodservice in the United States, partially offset by growth of condiments and sauces globally, and coffee and refrigerated meal combinations in the United States.
Year Ended January 3, 2016 compared to the Year Ended December 28, 2014:
Net sales increased 67.9% to $18.3 billion in 2015 compared to 2014, primarily driven by the 2015 Merger.
Pro forma net sales decreased 5.8%, primarily due to the unfavorable impacts of foreign currency (5.2 pp) and divestitures (0.2 pp), partially offset by the favorable impact of a 53rd week of shipments (1.2 pp). Excluding these impacts, Organic Net Sales declined 1.6% as unfavorable volume/mix (2.6 pp) was partially offset by higher net pricing (1.0 pp). Unfavorable volume/mix was driven primarily by lower shipments in refreshment beverages, frozen meals, foodservice, and boxed dinners in the United States and Canada, partially offset by growth in Rest of World. Net pricing was higher in nearly all segments despite deflation in key commodities in United States and Canada.
Net Income:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions, except per share data)			(in millions, except per share data)
Operating income	$6,142	$2,639	132.7%	$2,639	$1,568	68.3%
Net income/(loss) attributable to common shareholders	3,452	(266)	nm	(266)	(63)	nm
Adjusted EBITDA(a)	7,778	6,739	15.4%	6,739	6,526	3.3%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 31, 2016 compared to the Year Ended January 3, 2016:
Operating income increased 132.7% to $6.1 billion in 2016 compared to $2.6 billion in 2015. This increase was primarily driven by the 2015 Merger, as well as the following:

•	Savings from the Integration Program and other restructuring activities and favorable pricing net of key commodity costs in United States and Canada.

•	Non-cash costs of $347 million relating to the fair value adjustment of Kraft’s inventory in purchase accounting in the prior period.
The increase in operating income was partially offset by unfavorable impacts of $188 million from foreign currency and $62 million from a 53rd week of shipments in the prior period.
Net income/(loss) attributable to common shareholders increased $3.7 billion to income of $3.5 billion in 2016 compared to a loss of $266 million in 2015. The increase was due to the growth in operating income, fewer Series A Preferred Stock dividend payments, lower other expense/(income), net, lower interest expense, and a lower effective tax rate, detailed as follows:

•
Series A Preferred Stock dividend cash distributions decreased to $180 million in 2016 compared to $900 million in 2015. This decrease was primarily due to the redemption of the Series A Preferred Stock on June 7, 2016. In addition, due to the December 8, 2015 common stock dividend declaration, we were required to accelerate payment of the March 7, 2016 preferred dividend to December 8, 2015. This resulted in one Series A Preferred Stock dividend payment in the current period compared to five in the prior period.

•
Other expense/(income), net improved to income of $15 million in 2016, compared to expense of $305 million in 2015. The decrease was primarily due to a $234 million nonmonetary currency devaluation loss related to our Venezuelan subsidiary in the prior period and call premiums of $105 million related to our 2015 debt refinancing activities.

•
Interest expense decreased to $1.1 billion in 2016 compared to $1.3 billion in 2015. This decrease was primarily due to a $236 million write-off of debt issuance costs related to 2015 debt refinancing activities and a $227 million loss released from accumulated other comprehensive income/(losses) due to the early termination of certain interest rate swaps in the prior period as well as lower interest rates following our debt refinancing in connection with the 2015 Merger. These were partially offset by the assumption of $8.6 billion aggregate principal amount of Kraft’s long-term debt obligations in the 2015 Merger, the issuance of new long-term debt in conjunction with the redemption of our Series A Preferred Stock, and new borrowings under our commercial paper program. See Note 11, Debt, and Note 12, Capital Stock, to the consolidated financial statements for additional information.

•
The effective tax rate was 27.5% in 2016, compared to 36.2% in 2015. The change in effective tax rate was primarily driven by higher earnings repatriation charges and the nondeductible nonmonetary currency devaluation loss related to our Venezuelan subsidiary in the prior period, partially offset by lower tax benefits associated with taxes on income of foreign subsidiaries, tax exempt income, and deferred tax effects of statutory rate changes in the current period. See Note 7, Income Taxes, to the consolidated financial statements for a discussion of effective tax rates.

Adjusted EBITDA increased 15.4% to $7.8 billion in 2016 compared to 2015, primarily driven by savings from the Integration Program and other restructuring activities and favorable pricing net of key commodity costs, partially offset by the unfavorable impact of foreign currency (3.4 pp) and a 53rd week of shipments in the prior period (approximately 1.5 pp). Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA growth was primarily driven by savings from the Integration Program and favorable pricing net of key commodity costs, partially offset by volume/mix declines and the impact of a 53rd week of shipments (approximately 1.5 pp) in the prior period.

•
Canada Segment Adjusted EBITDA growth was primarily driven by savings from the Integration Program and favorable pricing net of key commodity costs, partially offset by higher input costs in local currency, unfavorable impact of foreign currency (4.4 pp), and a 53rd week of shipments (approximately 1.5 pp) in the prior period.

•
Europe Segment Adjusted EBITDA decreased primarily due to unfavorable impact of foreign currency (6.5 pp), lower pricing, impact of a 53rd week of shipments (approximately 1.0 pp) in the prior period as well as an increase in marketing investments, partially offset by savings in manufacturing costs.

•
Rest of World Segment Adjusted EBITDA decreased due to unfavorable impact of foreign currency (17.4 pp), increased marketing investments, and a 53rd week of shipments (approximately 1.0 pp) in the prior period, partially offset by organic sales growth.

Year Ended January 3, 2016 compared to the Year Ended December 28, 2014:
Operating income increased 68.3% to $2.6 billion in 2015 compared to 2014 driven primarily by the 2015 Merger, as well as a$64 million favorable impact due to a 53rd week of shipments in 2015, which were partially offset by the following:

•	Integration Program and other restructuring expenses, merger costs, and depreciation and amortization expense that were higher in 2015 than 2014.

•	Non-cash costs of $347 million relating to the fair value adjustment of Kraft’s inventory in purchase accounting in 2015.

•	Unfavorable impact from foreign currency of $284 million.

•	Nonmonetary currency devaluation loss of $49 million related to the write-down of inventory for our Venezuelan subsidiary in 2015.
Net income/(loss) attributable to common shareholders decreased $203 million to a loss of $266 million in 2015 compared to a loss of $63 million in 2014. The decrease was due to higher interest expense, higher other expense/(income), net, more Series A Preferred Stock dividend payments, and a higher effective tax rate, which, combined, more than offset growth in operating income. These drivers are detailed as follows:

•
Interest expense increased to $1.3 billion in 2015 compared to $686 million in 2014. This increase was primarily due to a $236 million write-off of debt issuance costs related to 2015 debt refinancing activities and a $227 million loss released from accumulated other comprehensive income/(losses) due to the early termination of certain interest rate swap contracts. The remaining increase was due to the assumption of $8.6 billion aggregate principal amount of Kraft’s long-term debt obligations in the 2015 Merger, partially offset by interest savings following our 2015 debt refinancing activities.

•
Other expense/(income), net increased to $305 million in 2015 compared to $79 million in 2014. This increase was primarily due to a $234 million nonmonetary currency devaluation loss related to our Venezuelan subsidiary and call premiums of $105 million related to our 2015 debt refinancing activities, compared to currency losses of $99 million in the prior year.

•
Series A Preferred Stock dividend cash distributions increased to $900 million in 2015 compared to $720 million in 2014. Due to the December 8, 2015 common stock dividend declaration, we were required to accelerate payment of the Series A Preferred Stock dividend from March 7, 2016 to December 8, 2015. Accordingly, there were two cash distributions for Series A Preferred Stock during the fourth quarter of 2015. This resulted in five Series A Preferred Stock dividend payments in 2015 compared to four payments in 2014.

•
The effective tax rate was 36.2% in 2015 compared to 16.3% in 2014, primarily driven by higher earnings repatriation charges and the nondeductible nonmonetary currency devaluation loss related to our Venezuelan subsidiary in 2015, partially offset by increased benefits from statutory tax rate changes. See Note 7, Income Taxes, to the consolidated financial statements for a discussion of effective tax rates.

Adjusted EBITDA increased 3.3% to $6.7 billion in 2015 compared to 2014, driven primarily by savings from the Integration Program and other restructuring activities, favorable pricing net of key commodity costs, and the benefit of a 53rd week of shipments (approximately 1.0 pp), partially offset by the unfavorable impact of foreign currency (6.3 pp) and unfavorable volume/mix. Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA growth was primarily driven by favorable pricing net of key commodity costs, savings from the Integration Program and other restructuring activities, and the favorable impact of a 53rd week of shipments (approximately 1.0 pp), partially offset by unfavorable volume/mix.

•
Rest of World Segment Adjusted EBITDA growth was primarily driven by savings from restructuring activities and other ongoing productivity efforts as well as the favorable impact of a 53rd week of shipments (approximately 1.0 pp), partially offset by the unfavorable impact of foreign currency (27.6 pp) and higher local input costs.

•
Canada Segment Adjusted EBITDA decreased primarily due to the unfavorable impact of foreign currency (14.6 pp), unfavorable volume/mix, and higher input costs in local currency, partially offset by savings from the Integration Program and other restructuring activities, lower marketing spending, and the favorable impact of a 53rd week of shipments (approximately 1.0 pp).

•
Europe Segment Adjusted EBITDA decreased primarily due to unfavorable impact of foreign currency (15.0 pp) and increased marketing investments partially offset by lower input costs, savings from restructuring activities and other ongoing productivity efforts, favorable product mix and the favorable impact of a 53rd week of shipments (approximately 1.0 pp).

Diluted EPS:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions, except per share data)			(in millions, except per share data)
Diluted EPS	2.81	(0.34)	nm	(0.34)	(0.17)	nm
Adjusted EPS(a)	3.33	2.19	52.1%	2.19	1.98	10.6%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 31, 2016 compared to the Year Ended January 3, 2016:
Diluted EPS increased to earnings of $2.81 in 2016 compared to a loss of $0.34 in 2015. The increase in diluted earnings/(loss) per share was driven primarily by the net income/(loss) attributable to common shareholders factors discussed above, partially offset by the effect of an increase in the weighted average shares of common stock outstanding compared to the prior period and a 53rd week of shipments in the prior period.

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	$ Change	% Change
Diluted EPS	$2.81	$(0.34)	$3.15	nm
Pro forma adjustments(a)	—	1.04	(1.04)
Pro forma diluted EPS	2.81	0.70	2.11	301.4%
Integration and restructuring expenses	0.57	0.61	(0.04)
Merger costs	0.02	0.49	(0.47)
Unrealized losses/(gains) on commodity hedges	(0.02)	(0.02)	—
Impairment losses	0.03	0.03	—
Losses/(gains) on sale of business	—	(0.01)	0.01
Nonmonetary currency devaluation	0.02	0.24	(0.22)
Preferred dividend adjustment	(0.10)	0.15	(0.25)
Adjusted EPS(b)	$3.33	$2.19	$1.14	52.1%

Key drivers of change in Adjusted EPS(b):
Results of operations			$0.77
Change in preferred dividends			0.34
Change in interest expense			(0.04)
Change in other expense/(income), net			(0.03)
53rd week of shipments			(0.03)
Change in effective tax rate and other			0.13
			$1.14

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 52.1% to $3.33 in 2016 compared to $2.19 in 2015, primarily driven by Adjusted EBITDA growth despite the unfavorable impact of foreign currency, fewer Series A Preferred Stock dividends and a lower effective tax rate, partially offset by higher interest expense, higher other expense/(income), net, and a 53rd week of shipments in the prior period.
Year Ended January 3, 2016 compared to the Year Ended December 28, 2014:
Diluted EPS decreased to a loss of $0.34 in 2015 compared to a loss of $0.17 in 2014. The decrease was driven primarily by the net income/(loss) attributable to common shareholders factors discussed above, partially offset by the effect of an increase in the weighted average shares of common stock outstanding following the 2015 Merger and a 53rd week of shipments.

	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	$ Change	% Change
Diluted EPS	$(0.34)	$(0.17)	$(0.17)	nm
Pro forma adjustments(a)	1.04	1.48	(0.44)
Pro forma diluted EPS	0.70	1.31	(0.61)	(46.6)%
Integration and restructuring expenses	0.61	0.47	0.14
Merger costs	0.49	0.04	0.45
Unrealized losses/(gains) on commodity hedges	(0.02)	0.05	(0.07)
Impairment losses	0.03	0.11	(0.08)
Losses/(gains) on sale of business	(0.01)	—	(0.01)
Nonmonetary currency devaluation	0.24	—	0.24
Preferred dividend adjustment	0.15	—	0.15
Adjusted EPS(b)	$2.19	$1.98	$0.21	10.6%

Key drivers of change in Adjusted EPS(b):
Results of operations			0.21
Change in other expense/(income), net			0.07
Change in interest expense			0.03
53rd week of shipments			0.03
Change in effective tax rate and other			(0.13)
			$0.21

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 10.6% to $2.19 in 2015 compared to $1.98 in 2014, driven primarily by higher Adjusted EBITDA despite the unfavorable impact of foreign currency, lower other expense/(income), net, lower interest expense, and a 53rd week of shipments, partially offset by a higher effective tax rate.
Results of Operations by Segment
Management evaluates segment performance based on several factors including net sales and segment adjusted earnings before interest, tax, depreciation, and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, and nonmonetary currency devaluation (e.g., remeasurement gains and losses). In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013.
Net Sales:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
	(in millions)
Net sales:
United States	$18,641	$10,943	$3,615
Canada	2,309	1,437	631
Europe	2,366	2,656	3,233
Rest of World	3,171	3,302	3,443
Total net sales	$26,487	$18,338	$10,922

Pro Forma Net Sales:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
	(in millions)
Pro forma net sales(a):
United States	$18,641	$18,932	$19,346
Canada	2,309	2,386	2,811
Europe	2,366	2,657	3,233
Rest of World	3,171	3,472	3,732
Total pro forma net sales	$26,487	$27,447	$29,122

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

Organic Net Sales:

	2016 Compared to 2015		2015 Compared to 2014
	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
	(in millions)
Organic Net Sales(a):
United States	$18,641	$18,699	$18,699	$19,346
Canada	2,393	2,359	2,733	2,811
Europe	2,520	2,588	3,022	3,126
Rest of World	3,263	3,082	3,832	3,458
Total Organic Net Sales	$26,817	$26,728	$28,286	$28,741

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in pro forma net sales and Organic Net Sales were:

	Pro Forma Net Sales(a)	Impact of Currency		Impact of Divestitures		Impact of 53rd Week		Organic Net Sales	Price		Volume/Mix
2016 Compared to 2015
United States	(1.5)%	0.0	pp	0.0	pp	(1.2	) pp	(0.3)%	0.2	pp	(0.5	) pp
Canada	(3.2)%	(3.5	) pp	0.0	pp	(1.1	) pp	1.4%	0.6	pp	0.8	pp
Europe	(11.0)%	(5.8	) pp	(1.6	) pp	(1.0	) pp	(2.6)%	(2.5	) pp	(0.1	) pp
Rest of World	(8.7)%	(13.2	) pp	0.0	pp	(1.4	) pp	5.9%	3.2	pp	2.7	pp
Kraft Heinz	(3.5)%	(2.5	) pp	(0.1	) pp	(1.2	) pp	0.3%	0.3	pp	0.0	pp

2015 Compared to 2014
United States	(2.1)%	0.0	pp	0.0	pp	1.2	pp	(3.3)%	0.0	pp	(3.3	) pp
Canada	(15.1)%	(13.4	) pp	0.0	pp	1.1	pp	(2.8)%	2.2	pp	(5.0	) pp
Europe	(17.8)%	(13.6	) pp	(1.9	) pp	1.0	pp	(3.3)%	1.6	pp	(4.9	) pp
Rest of World	(7.0)%	(19.1	) pp	0.0	pp	1.3	pp	10.8%	5.2	pp	5.6	pp
Kraft Heinz	(5.8)%	(5.2	) pp	(0.2	) pp	1.2	pp	(1.6)%	1.0	pp	(2.6	) pp

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

Adjusted EBITDA:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
	(in millions)
Segment Adjusted EBITDA:
United States	$5,862	$4,690	$4,421
Canada	642	541	615
Europe	781	938	939
Rest of World	657	742	732
General corporate expenses	(164)	(172)	(181)
Depreciation and amortization (excluding integration and restructuring expenses)	(536)	(779)	(924)
Integration and restructuring expenses	(1,012)	(1,117)	(743)
Merger costs	(30)	(194)	(68)
Amortization of inventory step-up	—	(347)	—
Unrealized gains/(losses) on commodity hedges	38	41	(79)
Impairment losses	(53)	(58)	(221)
Gains/(losses) on sale of business	—	21	—
Nonmonetary currency devaluation	(4)	(57)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(39)	(61)	(108)
Other pro forma adjustments	—	(1,549)	(2,815)
Operating income	6,142	2,639	1,568
Interest expense	1,134	1,321	686
Other expense/(income), net	(15)	305	79
Income/(loss) before income taxes	$5,023	$1,013	$803
United States:

	2016 Compared to 2015			2015 Compared to 2014
	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)			(in millions)
Net sales	$18,641	$10,943	70.3%	$10,943	$3,615	202.7%
Pro forma net sales(a)	18,641	18,932	(1.5)%	18,932	19,346	(2.1)%
Organic Net Sales(b)	18,641	18,699	(0.3)%	18,699	19,346	(3.3)%
Segment Adjusted EBITDA	5,862	4,690	25.0%	4,690	4,421	6.1%

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 31, 2016 compared to the Year Ended January 3, 2016:
Net sales increased 70.3% to $18.6 billion primarily driven by the 2015 Merger. Pro forma net sales decreased 1.5% due to a 53rd week of shipments in the prior period (1.2 pp). Organic Net Sales decreased 0.3% due to unfavorable volume/mix (0.5 pp) partially offset by higher net pricing (0.2 pp). Unfavorable volume/mix was primarily due to declines in meats, foodservice, ready-to-drink beverages, and nuts that were partially offset by gains in coffee and innovation-related gains in refrigerated meal combinations and boxed dinners. Net pricing was higher despite deflation in key commodities, primarily in dairy, coffee, and meats.
Segment Adjusted EBITDA increased 25.0% primarily due to savings from the Integration Program and favorable pricing net of key commodity costs, partially offset by volume/mix declines across several categories and the impact of a 53rd week of shipments (approximately 1.5 pp) in the prior period.

Year Ended January 3, 2016 compared to the Year Ended December 28, 2014:
Net sales increased 202.7% to $10.9 billion primarily driven by the 2015 Merger. Pro forma net sales decreased 2.1% despite the favorable impact from a 53rd week of shipments (1.2 pp). Organic Net Sales decreased 3.3% primarily due to unfavorable volume/mix (3.3 pp). Net pricing was neutral across most categories despite deflation in key commodities. Unfavorable volume/mix was driven by lower shipments in ready-to-drink beverages, powdered beverages, and boxed dinners that reflected category trends and the volume loss associated with higher net pricing, category, and market share declines in frozen meals, and lower foodservice shipments. These declines were partially offset by favorable volume/mix primarily from innovation in refrigerated meal combinations and coffee.
Segment Adjusted EBITDA increased 6.1% primarily driven by favorable pricing net of key commodity costs, savings from the Integration Program and other restructuring activities, and the favorable impact of a 53rd week of shipments (approximately 1.0 pp), partially offset by unfavorable volume/mix.
Canada:

	2016 Compared to 2015			2015 Compared to 2014
	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)			(in millions)
Net sales	$2,309	$1,437	60.7%	$1,437	$631	127.7%
Pro forma net sales(a)	2,309	2,386	(3.2)%	2,386	2,811	(15.1)%
Organic Net Sales(b)	2,393	2,359	1.4%	2,733	2,811	(2.8)%
Segment Adjusted EBITDA	642	541	18.7%	541	615	(12.0)%

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 31, 2016 compared to the Year Ended January 3, 2016:
Net sales increased 60.7% to $2.3 billion primarily driven by the 2015 Merger. Pro forma net sales decreased 3.2% due to the unfavorable impact of foreign currency (3.5 pp) and a 53rd week of shipments in the prior period (1.1 pp). Organic Net Sales increased 1.4% driven by favorable volume/mix (0.8 pp) and higher net pricing (0.6 pp). Favorable volume/mix reflected higher shipments of condiments and sauces and gains in foodservice that were partially offset by lower shipments in cheese versus the prior year. Price increases were driven by significant pricing actions taken to offset higher input costs in local currency.
Segment Adjusted EBITDA increased 18.7% despite the unfavorable impact of foreign currency (4.4 pp). This increase was primarily driven by Integration Program savings and favorable pricing net of key commodity costs, partially offset by higher input costs in local currency and the impact of a 53rd week of shipments (approximately 1.5 pp) in the prior period.
Year Ended January 3, 2016 compared to the Year Ended December 28, 2014:
Net sales increased 127.7% to $1.4 billion primarily driven by the 2015 Merger. Pro forma net sales decreased 15.1% primarily due to the unfavorable impact of foreign currency (13.4 pp), partially offset by the favorable impact of a 53rd week of shipments (1.1 pp). Organic Net Sales decreased 2.8% primarily due to unfavorable volume/mix (5.0 pp), partially offset by higher net pricing (2.2 pp). Unfavorable volume/mix reflected lower shipments in foodservice, refreshment beverages, and infant nutrition and the volume impact of higher net pricing in on-demand coffee and boxed dinners. Higher net pricing in most categories reflected pricing actions related to higher input costs in local currency.
Segment Adjusted EBITDA decreased 12.0% primarily due to the unfavorable impact of foreign currency (14.6 pp). Excluding the currency impact, Segment Adjusted EBITDA increased primarily due to savings from the Integration Program and other restructuring activities, lower marketing spending, and the favorable impact of a 53rd week of shipments (approximately 1.0 pp), which were partially offset by unfavorable volume/mix and higher input costs in local currency.

Europe:

	2016 Compared to 2015			2015 Compared to 2014
	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)			(in millions)
Net sales	$2,366	$2,656	(10.9)%	$2,656	$3,233	(17.8)%
Pro forma net sales(a)	2,366	2,657	(11.0)%	2,657	3,233	(17.8)%
Organic Net Sales(b)	2,520	2,588	(2.6)%	3,022	3,126	(3.3)%
Segment Adjusted EBITDA	781	938	(16.7)%	938	939	(0.1)%

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 31, 2016 compared to the Year Ended January 3, 2016:
Net sales decreased 10.9% to $2.4 billion, reflecting the unfavorable impacts of foreign currency, divestitures, and a 53rd week of shipments in the prior period. Pro forma net sales decreased 11.0% partially due to the unfavorable impacts of foreign currency (5.8 pp), divestitures (1.6 pp), and a 53rd week of shipments in the prior period (1.0 pp). Organic Net Sales decreased 2.6% due to lower net pricing (2.5 pp) and unfavorable volume/mix (0.1 pp). Lower net pricing was primarily due to increased promotional activity across most categories versus the prior period. Unfavorable volume/mix was primarily due to lower shipments across most categories in the UK partially offset by growth in condiments and sauces.
Segment Adjusted EBITDA decreased 16.7% partially due to the unfavorable impact of foreign currency (6.5 pp). Excluding the currency impact, the Segment Adjusted EBITDA decline was primarily due to lower net pricing, the impact of a 53rd week of shipments (approximately 1.0 pp) in the prior period as well as an increase in marketing investments, partially offset by savings in manufacturing costs.
Year Ended January 3, 2016 compared to the Year Ended December 28, 2014:
Net sales and pro forma net sales decreased 17.8% to $2.7 billion, including the unfavorable impacts of foreign currency (13.6 pp) and divestitures (1.9 pp), partially offset by favorable impact of a 53rd week of shipments (1.0 pp). Organic Net Sales decreased 3.3% as unfavorable volume/mix (4.9 pp) was partially offset by higher net pricing (1.6 pp). Higher net pricing reflected lower promotional spending in beans and price increases in ketchup. Unfavorable volume/mix was driven primarily by the volume impact of higher net pricing in beans and ketchup, declines in infant nutrition in Italy, and increased competitive activity in soup, partially offset by growth in frozen potatoes.
Segment Adjusted EBITDA decreased 0.1% primarily due to the unfavorable impact of foreign currency (15.0 pp) and increased marketing investments, partially offset by lower input costs, savings from restructuring activities and other ongoing productivity efforts, favorable product mix, and the favorable impact of a 53rd week of shipments (approximately 1.0 pp).
Rest of World:

	2016 Compared to 2015			2015 Compared to 2014
	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	% Change
	(in millions)			(in millions)
Net sales	$3,171	$3,302	(4.0)%	$3,302	$3,443	(4.1)%
Pro forma net sales(a)	3,171	3,472	(8.7)%	3,472	3,732	(7.0)%
Organic Net Sales(b)	3,263	3,082	5.9%	3,832	3,458	10.8%
Segment Adjusted EBITDA	657	742	(11.5)%	742	732	1.4%

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Year Ended December 31, 2016 compared to the Year Ended January 3, 2016:
Net sales decreased 4.0% to $3.2 billion, reflecting the unfavorable impacts of foreign currency and a 53rd week of shipments in the prior period, which were partially offset by the inclusion of twelve months of the Kraft business in the current period. Pro forma net sales decreased 8.7% due to the unfavorable impacts of foreign currency (13.2 pp, including a 10.5 pp impact from the devaluation of the Venezuelan bolivar) and a 53rd week of shipments in the prior period (1.4 pp). Organic Net Sales increased 5.9% driven by higher net pricing (3.2 pp) and favorable volume/mix (2.7 pp). Higher net pricing was driven primarily by pricing actions to offset higher input costs in local currency, primarily in Latin America. Favorable volume/mix was primarily driven by growth in condiments and sauces across all regions, partially offset by declines in nutritional beverages in India.
Segment Adjusted EBITDA decreased 11.5% primarily due to the unfavorable impact of foreign currency (17.4 pp, including a 14.0 pp impact from the devaluation of the Venezuelan bolivar). Excluding the currency impact, Segment Adjusted EBITDA increased, primarily driven by organic sales growth that was partially offset by increased marketing investments and a 53rd week of shipments (approximately 1.0 pp) in the prior period.
Year Ended January 3, 2016 compared to the Year Ended December 28, 2014:
Net sales decreased 4.1% to $3.3 billion, reflecting the unfavorable impact of foreign currency, which was partially offset by the inclusion of six months of the Kraft business in 2015. Pro forma net sales decreased 7.0%, reflecting the unfavorable impact of foreign currency (19.1 pp, including 7.5 pp from the devaluation of the Venezuelan bolivar), partially offset by the favorable impact of a 53rd week of shipments (1.3 pp). Organic Net Sales increased 10.8%, driven by higher net pricing (5.2 pp) and favorable volume/mix (5.6 pp). Higher net pricing was driven by pricing actions taken in response to the hyper-inflationary economy in Venezuela as well as pricing actions related to higher input costs in local currencies. Favorable volume/mix was driven primarily by growth in condiments and sauces across all businesses as well as sauces in Asia, partially offset by declines in nutritional beverages in India.
Segment Adjusted EBITDA increased 1.4%, primarily driven by savings from restructuring activities and other ongoing productivity efforts as well as the favorable impact of a 53rd week of shipments (approximately 1.0 pp), partially offset by the unfavorable impact of foreign currency (27.6 pp, including the impact of the devaluation of the Venezuelan bolivar) and higher local currency input costs.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). We recorded advertising expense of $708 million in 2016, $464 million in 2015, and $241 million in 2014. For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We review and adjust these estimates each quarter based on actual experience and other information.
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

Goodwill and Intangible Assets:
The carrying value of goodwill and indefinite-lived intangible assets was $97.4 billion at December 31, 2016 and $98.9 billion at January 3, 2016. These balances are largely attributable to asset valuations performed in connection with the 2013 Merger and the 2015 Merger. See Note 2, Merger and Acquisition, and Note 6, Goodwill and Intangible Assets, for additional information.
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
We performed our annual impairment testing in the second quarter of 2016. No impairment of goodwill was reported as a result of our 2016 annual goodwill impairment test; however, we noted that one reporting unit within the Europe segment had an estimated fair value in excess of its carrying value of less than 10%. The goodwill carrying value of this reporting unit was $48 million as of April 4, 2016 (our goodwill impairment testing date). In addition, there was no impairment of indefinite-lived intangibles as a result of our testing; however, we noted that seven brands each had excess fair value over its carrying value of less than 10%. These brands had an aggregate carrying value of $6.1 billion at April 4, 2016 (our indefinite-lived intangible asset impairment testing date). Of the $6.1 billion aggregate carrying value, $5.6 billion was attributable to Velveeta, Lunchables, Maxwell House, and Cracker Barrel.
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
Postemployment Benefit Plans:
We maintain various retirement plans for the majority of our employees. These include pension benefits, postretirement health care benefits, and defined contribution benefits. The cost of these plans is charged to expense over the working life of the covered employees. We generally amortize net actuarial gains or losses in future periods within cost of products sold and SG&A.
For our postretirement benefit plans, our 2017 health care cost trend rate assumption will be 6.3%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate the weighted average assumed ultimate trend rate will be 4.9%. The year in which the ultimate trend rate is reached varies by plan, ranging between the years 2022 and 2027. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects, increase/(decrease) in cost and obligation, as of December 31, 2016 (in millions):

	One-Percentage-Point
	Increase	Decrease
Effect on annual service and interest cost	$6	$(5)
Effect on postretirement benefit obligation	74	(63)
Our 2017 discount rate assumption is 4.0% for service cost and 3.1% for interest cost for our postretirement plans. Our 2017 discount rate assumption is 4.3% for service cost and 3.6% for interest cost for our U.S. pension plans and 3.2% for service cost and 2.3% for interest cost for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.

In 2016, we changed the method we use to estimate the service cost and interest cost components of net pension cost/(benefit) and net postretirement benefit plans cost resulting in a decrease to these cost components. We now use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change will not affect the measurement of our total benefit obligations. We accounted for this change prospectively as a change in accounting estimate.
Our 2017 expected rate of return on plan assets is 5.7% for our U.S. pension plans and 4.8% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by re-balancing between asset classes as we make contributions and monthly benefit payments.
While we do not anticipate further changes in the 2017 assumptions for our U.S. and non-U.S. pension and postretirement benefit plans, as a sensitivity measure, a 100-basis point change in our discount rate or a 100-basis-point change in the expected rate of return on plan assets would have had the following effects, increase/(decrease) in cost, as of December 31, 2016 (in millions):

	U.S. Plans		Non-U.S. Plans
	100-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease
Effect of change in discount rate on pension costs	$12	$(13)	$7	$(12)
Effect of change in expected rate of return on plan assets on pension costs	(46)	46	(37)	37
Effect of change in discount rate on postretirement costs	(1)	(10)	—	1
Income Taxes:
We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating the uncertainty of our tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, we do not consider information that has become available after the balance sheet date, however we do disclose the effects of new information whenever those effects would be material to our financial statements. Unrecognized tax benefits represent the difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting. These unrecognized tax benefits are recorded primarily within other liabilities on the consolidated balance sheets.
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
Contingencies
See Note 16, Commitments and Contingencies, to the consolidated financial statements for a discussion of contingencies.
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
Markets for our key commodities were volatile in 2016. We expect commodity cost volatility to continue in 2017. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
Cash Flow Activity for 2016 compared to 2015:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $5.2 billion in 2016 compared to $2.5 billion in 2015. The increase in cash provided by operating activities was primarily due to an increase in operating income as a result of the 2015 Merger.
Changes in current assets and liabilities were favorable in 2016, driven primarily by favorable changes in accounts payable and receivables. Changes in accounts payable were favorable due to payment term extensions from vendor renegotiations. Changes in receivables were favorable primarily as a result of increasing our U.S. securitization program in May 2016. These favorable changes were partially offset by unfavorable changes in other current liabilities, and to a lesser degree, inventories. The change in other current liabilities was driven primarily by increased payments in 2016 related to income taxes.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $1.1 billion in 2016 compared to $9.7 billion in 2015. The decrease in cash used for investing activities was driven by payments to acquire Kraft in connection with the 2015 Merger. The decrease in cash used for investing activities was partially offset by an increase in capital expenditures to $1.2 billion in 2016, which was primarily due to integration and restructuring activities in the United States. We expect 2017 capital expenditures to be approximately $1.2 billion, including capital expenditures required for our ongoing integration and restructuring activities. Cash used for investing activities also reflected lower proceeds from cash settlements of net investment hedges in 2016 than in 2015.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $4.6 billion in 2016 compared to net cash provided by financing activities of $10.2 billion in 2015. This decrease in cash provided by financing activities was primarily driven by proceeds of $10.0 billion from our issuance of common stock to the Sponsors in connection with the 2015 Merger, the Series A Preferred Stock redemption in June 2016, and the impact of five common stock cash distributions in 2016 compared to two such cash distributions in 2015. The decrease in cash provided by financing activities was partially offset by net proceeds from our long-term debt issuances in May 2016 and net proceeds from our issuance of commercial paper, which were our primary sources of funding for the Series A Preferred Stock redemption. Additionally, in the prior year we had a benefit from proceeds from the issuance of long-term debt, which were largely offset by repayments of long-term debt. Our cash used for financing activities in 2016 also reflected the impact of one cash distribution related to our Series A Preferred Stock in 2016 compared to five such cash distributions in 2015. See Equity and Dividends within this item for further information on cash distributions related to common stock and Series A Preferred Stock.

Cash Flow Activity for 2015 compared to 2014:
Net Cash Provided by/Used for Operating Activities:
Cash provided by operating activities was $2.5 billion in 2015 compared to $2.1 billion in 2014. The increase in cash provided by operating activities was primarily due to an increase in operating income in 2015 as a result of the 2015 Merger, partially offset by an increase in pension contributions and working capital improvements that were less pronounced than 2014.
Net Cash Provided by/Used for Investing Activities:
Net cash used in investing activities was $9.7 billion in 2015 compared to $349 million in 2014. The increase in cash used in investing activities was primarily driven by our payments to acquire Kraft and also included proceeds from our net investment hedges of $488 million. Capital expenditures were $648 million in 2015.
Net Cash Provided by/Used for Financing Activities:
Net cash provided by financing activities was $10.2 billion in 2015 compared to net cash used of $1.8 billion in 2014. The $10.2 billion of cash provided by financing activities was primarily driven by $10.0 billion proceeds from issuance of common stock to the Sponsors. Our cash provided by financing activities also included $14.8 billion proceeds from issuances of long-term debt partially offset by long-term debt repayments of $12.3 billion and the payment of our quarterly common stock cash dividend starting in the third quarter of 2015. Additionally, related to the Series A Preferred Stock we made cash distributions of $900 million in 2015, which reflected five dividend payments compared to cash distributions of $720 million in 2014, which reflected four dividend payments.
Cash Held by International Subsidiaries:
At December 31, 2016, approximately $1.3 billion of cash and cash equivalents were held by international subsidiaries.
We have provided for a deferred tax liability of $21 million for undistributed earnings not considered to be indefinitely reinvested.
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
Further, certain previously taxed earnings have not yet been remitted and certain intercompany loans have not yet been repaid. As a result, in future periods, we believe that we could remit approximately $2.8 billion of cash to the United States without incurring any additional material tax expense.
Total Debt:
In 2016, together with Kraft Heinz Foods Company, we commenced a commercial paper program. As of December 31, 2016, we had $642 million of commercial paper outstanding, with a weighted average interest rate of 1.074%. During the year ended December 31, 2016, the maximum amount of commercial paper outstanding was $1.2 billion. We had no commercial paper outstanding at January 3, 2016.
We maintain our Senior Credit Facilities comprised of our $4.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $600 million senior unsecured loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facilities contain customary representations, covenants, and events of default. At December 31, 2016, $600 million aggregate principal amount of our Term Loan Facility was outstanding. No amounts were drawn on our Revolving Credit Facility at December 31, 2016, at January 3, 2016, or during the years ended December 31, 2016 and January 3, 2016.
Our long-term debt, including the current portion, was $31.8 billion at December 31, 2016 and $25.2 billion at January 3, 2016. The increase during the period was driven by new issuances of long-term debt during the second quarter of 2016. We used the net proceeds from these issuances primarily to redeem all outstanding shares of our Series A Preferred Stock for $8.3 billion. Our long-term debt contains customary representations, covenants, and events of default, and we were in compliance with all such covenants at December 31, 2016.
See Note 11, Debt, to the consolidated financial statements for additional information.

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
See Note 13, Financing Arrangements, to the consolidated financial statements for a discussion of our accounts receivable securitization and factoring programs.
Aggregate Contractual Obligations:
The following table summarizes our contractual obligations at December 31, 2016 (in millions):

	Payments Due
	2017	2018-2019	2020-2021	2022 and Thereafter	Total
Long-term debt(a)	3,251	5,015	5,138	36,872	50,276
Capital leases(b)	27	18	19	58	122
Operating leases(c)	94	169	104	107	474
Purchase obligations(d)	1,861	1,039	377	366	3,643
Other long-term liabilities(e)	187	322	287	597	1,393
Total	5,420	6,563	5,925	38,000	55,908

(a)
Amounts represent the expected cash payments of our long-term debt, including interest on variable and fixed rate long-term debt. Interest on variable rate long-term debt is calculated based on interest rates at December 31, 2016.

(b)	Amounts represent the expected cash payments of our capital leases, including expected cash payments of interest expense.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)
We have purchase obligations for materials, supplies, property, plant and equipment, and co-packing, storage and distribution services based on projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology, and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction. A few of these obligations are long-term and are based on minimum purchase requirements. Certain purchase obligations contain variable pricing components, and, as a result, actual cash payments are expected to fluctuate based on changes in these variable components. Due to the proprietary nature of some of our materials and processes, certain supply contracts contain penalty provisions for early terminations. We do not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations. We exclude amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities from the table above.

(e)
Other long-term liabilities primarily consist of postretirement benefit commitments. Future benefit payments for our postretirement benefit plans through 2026 are expected to be $1.3 billion. We are unable to reliably estimate the timing of the payments beyond 2026. Certain long-term liabilities related to income taxes, insurance accruals, and other accruals included on the consolidated balance sheet are excluded from the above table as we are unable to estimate the timing of payments for these items.

During the second quarter of 2016, we redeemed all outstanding shares of our Series A Preferred Stock, therefore we no longer pay Series A Preferred Stock dividends. See Note 12, Capital Stock, to the consolidated financial statements for additional information.
Pension contributions were $344 million in 2016. We estimate that 2017 pension contributions will be approximately $150 million to our U.S. plans and approximately $35 million to our non-U.S. plans. Beyond 2017, we are unable to reliably estimate the timing of contributions to our pension plans. Our contributions depend on many factors, including changes in tax, employee benefit, or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, and other factors. As such, expected pension contributions for 2017 have been excluded from the above table.
At December 31, 2016, the amount of net unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $395 million. The timing of payments will depend on the progress of examinations with tax authorities. We do not expect a significant tax payment related to these obligations within the next year. We are unable to make a reasonably reliable estimate as to if or when any significant cash settlements with taxing authorities may occur; therefore, we have excluded the amount of net unrecognized tax benefits from the above table.

Equity and Dividends
Series A Preferred Stock:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock, therefore we no longer pay Series A Preferred Stock dividends.
Prior to the redemption, we made cash distributions of $180 million in 2016 compared to $900 million in 2015 and $720 million in 2014. Our Series A Preferred Stock entitled holders to a 9.00% annual dividend, to be paid in four dividends, in arrears on each March 7, June 7, September 7, and December 7, in cash. In 2015, there were five dividend payments because, concurrent with the declaration of our common stock dividend on December 8, 2015, we also declared and paid the Series A Preferred Stock dividend that would otherwise have been payable on March 7, 2016. Accordingly, there were no cash distributions related to our Series A Preferred Stock in the first quarter of 2016, resulting in only one dividend payment in 2016 prior to redemption.
See Note 12, Capital Stock, to the consolidated financial statements for a discussion of the Series A Preferred Stock.
Common Stock Dividends:
We paid common stock dividends of $3.6 billion in 2016 and $1.3 billion in 2015. No common stock dividends were paid in 2014. Additionally, on February 15, 2017, our Board of Directors declared a cash dividend of $0.60 per share of common stock, which is payable on March 17, 2017 to shareholders of record on March 3, 2017. The present annualized dividend rate is $2.40 per share of common stock.
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
The Kraft Heinz statement of income information for the year ended January 3, 2016 was derived from the consolidated financial statements included elsewhere in this Form 10-K. The historical Kraft statement of income includes information for the six months ended June 27, 2015 derived from Kraft’s unaudited condensed consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on July 7, 2016 and information for the period from June 27, 2015 to July 2, 2015 derived from Kraft’s books and records.
The historical Heinz statement of income information for the year ended December 28, 2014 was derived from the consolidated financial statements included elsewhere in this Form 10-K. The historical Kraft statement of income information for the year ended December 28, 2014 was derived from its consolidated financial statements included in Kraft’s Annual Report on Form 10-K for the year ended December 27, 2014.
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

The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the 2015 Merger Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. This allocation was final as of July 3, 2016.
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
The historical consolidated financial information has been adjusted in the accompanying unaudited pro forma condensed combined statements of income to give effect to unaudited pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of the combined company. As a result, under SEC Regulation S-X Article 11, certain expenses such as deal costs and non-cash costs related to the fair value step-up of inventory (“Inventory Step-up Costs”), if applicable, are eliminated from pro forma results in the periods presented. In contrast, under the ASC 805 presentation in Note 2, Merger and Acquisition, to the consolidated financial statements, these expenses are required to be included in prior year pro forma results.
The unaudited pro forma condensed combined financial information, including the related notes, should be read in conjunction with the historical consolidated financial statements and related notes of Kraft, and with our consolidated financial statements included elsewhere in this Form 10-K. The historical SEC filings of Kraft are available to the public at the SEC’s website at www.sec.gov.

The Kraft Heinz Company
Pro Forma Condensed Combined Statements of Income
(in millions, except per share data)
(Unaudited)

	January 3, 2016	December 28, 2014
Net sales	$27,447	$29,122
Cost of products sold	18,299	20,146
Gross profit	9,148	8,976
Selling, general and administrative expenses	4,613	4,593
Operating income	4,535	4,383
Interest expense	1,528	1,113
Other expense/(income), net	289	57
Income/(loss) before income taxes	2,718	3,213
Provision for/(benefit from) income taxes	944	880
Net income/(loss)	1,774	2,333
Net income/(loss) attributable to noncontrolling interest	13	15
Net income/(loss) attributable to Kraft Heinz	1,761	2,318
Preferred dividends	900	720
Net income/(loss) attributable to common shareholders	$861	$1,598

Basic common shares outstanding	1,202	1,192
Diluted common shares outstanding	1,222	1,222

Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.72	$1.34
Diluted earnings/(loss)	0.70	1.31

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Year Ended January 3, 2016
(in millions, except per share data)
(Unaudited)

	Kraft Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$18,338	$9,109	$—	$27,447
Cost of products sold	12,577	6,103	(381)	18,299
Gross profit	5,761	3,006	381	9,148
Selling, general and administrative expenses	3,122	1,532	(41)	4,613
Operating income	2,639	1,474	422	4,535
Interest expense	1,321	247	(40)	1,528
Other expense/(income), net	305	(16)	—	289
Income/(loss) before income taxes	1,013	1,243	462	2,718
Provision for/(benefit from) income taxes	366	400	178	944
Net income/(loss)	647	843	284	1,774
Net income/(loss) attributable to noncontrolling interest	13	—	—	13
Net income/(loss) attributable to Kraft Heinz	634	843	284	1,761
Preferred dividends	900	—	—	900
Net income/(loss) attributable to common shareholders	$(266)	$843	$284	$861

Basic common shares outstanding	786	—	416	1,202
Diluted common shares outstanding	786	—	436	1,222

Per share data applicable to common shareholders:
Basic earnings/(loss)	$(0.34)	$—	$1.06	$0.72
Diluted earnings/(loss)	(0.34)	—	1.04	0.70

The Kraft Heinz Company
Pro Forma Condensed Combined Statement of Income
For the Year Ended December 28, 2014
(in millions, except per share data)
(Unaudited)

	Historical Heinz	Historical Kraft	Pro Forma Adjustments	Pro Forma
Net sales	$10,922	$18,200	$—	$29,122
Cost of products sold	7,645	13,248	(747)	20,146
Gross profit	3,277	4,952	747	8,976
Selling, general and administrative expenses	1,709	3,062	(178)	4,593
Operating income	1,568	1,890	925	4,383
Interest expense	686	507	(80)	1,113
Other expense/(income), net	79	(22)	—	57
Income/(loss) before income taxes	803	1,405	1,005	3,213
Provision for/(benefit from) income taxes	131	363	386	880
Net income/(loss)	672	1,042	619	2,333
Net income/(loss) attributable to noncontrolling interest	15	—	—	15
Net income/(loss) attributable to Kraft Heinz	657	1,042	619	2,318
Preferred dividends	720	—	—	720
Net income/(loss) attributable to common shareholders	$(63)	$1,042	$619	$1,598

Basic common shares outstanding	377	593	222	1,192
Diluted common shares outstanding	377	600	245	1,222

Per share data applicable to common shareholders:
Basic earnings/(loss)	$(0.17)	$1.76	$(0.25)	$1.34
Diluted earnings/(loss)	(0.17)	1.74	(0.26)	1.31

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

(d)
Represents the incremental compensation expense due to the fair value remeasurement of certain of Kraft’s equity awards in connection with the 2015 Merger. See Note 8, Employees’ Stock Incentive Plans, to the consolidated financial statements for additional information on the conversion of Kraft’s equity awards in connection with the 2015 Merger.

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

Additionally, for 2015, we calculated the unaudited pro forma weighted average number of basic shares outstanding by adding the Kraft Heinz weighted average number of basic shares outstanding (which included the Sponsors' shares and the converted Kraft shares weighted for the period from the 2015 Merger through the year ended January 3, 2016) and the Sponsors' shares (as converted) and the converted Kraft shares (both weighted from the beginning of the year through the 2015 Merger Date). We calculated the unaudited pro forma weighted average number of diluted shares outstanding by adding the effect of dilutive securities to the unaudited pro forma weighted average number of basic shares outstanding, including dilutive securities related to Kraft Heinz. The Kraft Heinz diluted EPS calculation did not include these securities as Kraft Heinz was in a net loss position and such securities were anti-dilutive.

For 2014, we calculated the unaudited pro forma weighted average number of basic shares outstanding by adding Heinz’s historical weighted average number of basic shares outstanding, the 500 million shares issued to the Sponsors in connection with their equity investments (after giving effect to the pre-closing Heinz conversion ratio of 0.443332) and the historical weighted average number of basic shares of Kraft, which were converted on a 1:1 basis into shares of Kraft Heinz. We calculated the unaudited pro forma weighted average number of diluted shares outstanding by adding the effect of dilutive securities to the unaudited pro forma weighted average number of basic shares outstanding, including dilutive securities related to historical Heinz. The historical Heinz diluted EPS calculation did not include these securities as historical Heinz was in a net loss position and such securities were anti-dilutive.
Non-GAAP Financial Measures
Our non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Organic Net Sales, Adjusted EBITDA, and Adjusted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), diluted earnings per common share (“EPS”), or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
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
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes; in addition to these adjustments, we exclude, when they occur, the impacts of depreciation and amortization (excluding integration and restructuring expenses) (including amortization of postretirement benefit plans prior service credits), integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Adjusted EBITDA for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, and nonmonetary currency devaluation (e.g., remeasurement gains and losses), and including when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. Adjusted EPS for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. We believe Adjusted EPS provides important comparability of underlying operating results, allowing investors and management to assess operating performance on a consistent basis.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Organic Net Sales
For the Years Ended December 31, 2016 and January 3, 2016
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales(a)	Impact of Currency	Impact of Divestitures	Impact of 53rd Week	Organic Net Sales	Price	Volume/Mix
2016 (52 weeks)
United States	$18,641	$—	$—	$—	$18,641
Canada	2,309	(84)	—	—	2,393
Europe	2,366	(154)	—	—	2,520
Rest of World	3,171	(92)	—	—	3,263
	$26,487	$(330)	$—	$—	$26,817

2015 (53 weeks)
United States	$18,932	$—	$—	$233	$18,699
Canada	2,386	—	—	27	2,359
Europe	2,657	—	42	27	2,588
Rest of World	3,472	351	—	39	3,082
	$27,447	$351	$42	$326	$26,728

Year-over-year growth rates
United States	(1.5)%	0.0	pp	0.0	pp	(1.2	) pp	(0.3)%	0.2	pp	(0.5	) pp
Canada	(3.2)%	(3.5	) pp	0.0	pp	(1.1	) pp	1.4%	0.6	pp	0.8	pp
Europe	(11.0)%	(5.8	) pp	(1.6	) pp	(1.0	) pp	(2.6)%	(2.5	) pp	(0.1	) pp
Rest of World	(8.7)%	(13.2	) pp	0.0	pp	(1.4	) pp	5.9%	3.2	pp	2.7	pp
Kraft Heinz	(3.5)%	(2.5	) pp	(0.1	) pp	(1.2	) pp	0.3%	0.3	pp	0.0	pp

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Organic Net Sales
For the Years Ended January 3, 2016 and December 28, 2014
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales(a)	Impact of Currency	Impact of Divestitures	Impact of 53rd Week	Organic Net Sales	Price	Volume/Mix
2015 (53 weeks)
United States	$18,932	$—	$—	$233	$18,699
Canada	2,386	(378)	—	31	2,733
Europe	2,657	(439)	42	32	3,022
Rest of World	3,472	(404)	—	44	3,832
	$27,447	$(1,221)	$42	$340	$28,286

2014 (52 weeks)
United States	$19,346	$—	$—	$—	$19,346
Canada	2,811	—	—	—	2,811
Europe	3,233	—	107	—	3,126
Rest of World	3,732	274	—	—	3,458
	$29,122	$274	$107	$—	$28,741

Year-over-year growth rates
United States	(2.1)%	0.0	pp	0.0	pp	1.2	pp	(3.3)%	0.0	pp	(3.3	) pp
Canada	(15.1)%	(13.4	) pp	0.0	pp	1.1	pp	(2.8)%	2.2	pp	(5.0	) pp
Europe	(17.8)%	(13.6	) pp	(1.9	) pp	1.0	pp	(3.3)%	1.6	pp	(4.9	) pp
Rest of World	(7.0)%	(19.1	) pp	0.0	pp	1.3	pp	10.8%	5.2	pp	5.6	pp
Kraft Heinz	(5.8)%	(5.2	) pp	(0.2	) pp	1.2	pp	(1.6)%	1.0	pp	(2.6	) pp

(a)	See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information within this item.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Pro forma net income/(loss)(a)	$3,642	$1,774	$2,333
Interest expense	1,134	1,528	1,113
Other expense/(income), net	(15)	289	57
Provision for/(benefit from) income taxes	1,381	944	880
Operating income	6,142	4,535	4,383
Depreciation and amortization (excluding integration and restructuring expenses)	536	779	924
Integration and restructuring expenses	1,012	1,117	743
Merger costs	30	194	68
Unrealized losses/(gains) on commodity hedges	(38)	(41)	79
Impairment losses	53	58	221
Losses/(gains) on sale of business	—	(21)	—
Nonmonetary currency devaluation	4	57	—
Equity award compensation expense (excluding integration and restructuring expenses)	39	61	108
Adjusted EBITDA	$7,778	$6,739	$6,526

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

The Kraft Heinz Company
Reconciliation of Pro Forma Diluted EPS to Adjusted EPS
(Unaudited)

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Pro forma diluted EPS(a)	$2.81	$0.70	$1.31
Integration and restructuring expenses(b)(c)	0.57	0.61	0.47
Merger costs(b)(d)	0.02	0.49	0.04
Unrealized losses/(gains) on commodity hedges(b)(e)	(0.02)	(0.02)	0.05
Impairment losses(b)(e)	0.03	0.03	0.11
Losses/(gains) on sale of business(b)(e)	—	(0.01)	—
Nonmonetary currency devaluation(b)(f)	0.02	0.24	—
Preferred dividend adjustment(g)	(0.10)	0.15	—
Adjusted EPS	$3.33	$2.19	$1.98

(a)
There were no pro forma adjustments in 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Income tax expense associated with these items is based on applicable jurisdictional tax rates and deductibility assessment of individual items.

(c)	Integration and restructuring expenses include the following gross expenses:

•	Expenses recorded in cost of products sold were $711 million in 2016, $479 million in 2015, and $535 million in 2014;

•	Expenses recorded in SG&A were $301 million in 2016, $638 million in 2015, and $208 million in 2014; and,

•	Expenses recorded in other expense/(income), net, were $23 million in 2014 (there were no such expenses in 2016 or 2015).

(d)	Merger costs include the following gross expenses:

•	Expenses recorded in cost of products sold were $2 million in 2016 and $6 million in 2015 (there were no such expenses in 2014);

•	Expenses recorded in SG&A were $28 million in 2016, $188 million in 2015, and $68 million in 2014;

•	Expenses recorded in interest expense were $466 million in 2015 (there were no such expenses in 2016 or 2014); and,

•	Expenses recorded in other expense/(income), net, were $144 million in 2015 (there were no such expenses in 2016 or 2014).

(e)	Refer to the reconciliation of pro forma net income/(loss) to Adjusted EBITDA for the related gross expenses.

(f)	Nonmonetary currency devaluation includes the following gross expenses/(income):

•	Expenses recorded in cost of products sold of $4 million in 2016 and $57 million in 2015 (there were no such expenses in 2014) and

•	Expenses recorded in other expense/(income), net, of $24 million in 2016 and $234 million in 2015 (there were no such expenses in 2014).

(g)
For Adjusted EPS, we present the impact of the Series A Preferred Stock dividend payments on an accrual basis. Accordingly, we included adjustments to EPS to exclude $180 million of Series A Preferred Stock dividends from the fourth quarter of 2015 (to reflect the March 7, 2016 Series A Preferred Stock dividend that was paid in December 2015), to include such $180 million Series A Preferred Stock dividend payment in the first quarter of 2016, and to exclude $51 million of Series A Preferred Stock dividends from the second quarter of 2016 (to reflect that it was redeemed on June 7, 2016).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks from adverse changes in commodity prices, foreign exchange rates, interest rates, and production costs. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that volatility in these markets may have on our operating results. We maintain risk management policies that principally use derivative financial instruments to reduce significant, unanticipated fluctuations in earnings and cash flows that may arise from variations in commodity prices, foreign currency exchange rates, and interest rates. See Note 1, Background and Basis of Presentation, and Note 14, Financial Instruments, to the consolidated financial statements for details of our market risk management policies and the financial instruments used to hedge those exposures.
By policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.
Effect of Hypothetical 10% Fluctuation in Market Prices:
The potential gain or loss on the fair value of our outstanding commodity contracts, foreign exchange contracts, cross-currency, and swap contracts, assuming a hypothetical 10% fluctuation in commodity prices, currency rates, and swap rates, would be (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Commodity contracts	$39	$54
Foreign currency contracts	179	194
Cross-currency swap contracts	306	447
The effect of a hypothetical 10% fluctuation in market prices on certain of our derivative contracts as of January 3, 2016 was revised to reflect a correction to the potential gain or loss on fair values, including an increase of $36 million related to cross-currency swap contracts and an increase of $9 million related to foreign currency contracts.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Kraft Heinz Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of The Kraft Heinz Company and its subsidiaries at December 31, 2016 and January 3, 2016, and the results of their operations and their cash flows for the fiscal years ended December 31, 2016, January 3, 2016, and December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) for the fiscal years ended December 31, 2016, January 3, 2016, and December 28, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit for the fiscal year ended December 31, 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 23, 2017

The Kraft Heinz Company
Consolidated Statements of Income
(in millions, except per share data)

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Net sales	$26,487	$18,338	$10,922
Cost of products sold	16,901	12,577	7,645
Gross profit	9,586	5,761	3,277
Selling, general and administrative expenses	3,444	3,122	1,709
Operating income	6,142	2,639	1,568
Interest expense	1,134	1,321	686
Other expense/(income), net	(15)	305	79
Income/(loss) before income taxes	5,023	1,013	803
Provision for/(benefit from) income taxes	1,381	366	131
Net income/(loss)	3,642	647	672
Net income/(loss) attributable to noncontrolling interest	10	13	15
Net income/(loss) attributable to Kraft Heinz	3,632	634	657
Preferred dividends	180	900	720
Net income/(loss) attributable to common shareholders	$3,452	$(266)	$(63)
Per share data applicable to common shareholders:
Basic earnings/(loss)	$2.84	$(0.34)	$(0.17)
Diluted earnings/(loss)	2.81	(0.34)	(0.17)
Dividends declared	2.35	1.70	—

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Comprehensive Income
(in millions)

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Net income/(loss)	$3,642	$647	$672
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(986)	(1,604)	(939)
Net deferred gains/(losses) on net investment hedges	226	506	336
Net actuarial gains/(losses) arising during the period	(40)	23	(34)
Prior service credits/(costs) arising during the period	97	923	—
Reclassification of net postemployment benefit losses/(gains)	(207)	(85)	(7)
Net deferred gains/(losses) on cash flow hedges	46	(6)	(173)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(87)	120	4
Total other comprehensive income/(loss)	(951)	(123)	(813)
Total comprehensive income/(loss)	2,691	524	(141)
Comprehensive income/(loss) attributable to noncontrolling interest	16	(13)	8
Comprehensive income/(loss) attributable to Kraft Heinz	$2,675	$537	$(149)

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Balance Sheets
(in millions of dollars)

	December 31, 2016	January 3, 2016
ASSETS
Cash and cash equivalents	$4,204	$4,837
Trade receivables (net of allowances of $20 at December 31, 2016 and $32 at January 3, 2016)	769	871
Sold receivables	129	583
Inventories	2,684	2,618
Other current assets	967	871
Total current assets	8,753	9,780
Property, plant and equipment, net	6,688	6,524
Goodwill	44,125	43,051
Intangible assets, net	59,297	62,120
Other assets	1,617	1,498
TOTAL ASSETS	$120,480	$122,973
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$645	$4
Current portion of long-term debt	2,046	79
Trade payables	3,996	2,844
Accrued marketing	749	856
Accrued postemployment costs	157	328
Income taxes payable	255	417
Interest payable	415	401
Dividends payable	39	762
Other current liabilities	1,199	1,241
Total current liabilities	9,501	6,932
Long-term debt	29,713	25,151
Deferred income taxes	20,848	21,497
Accrued postemployment costs	2,038	2,405
Other liabilities	806	752
TOTAL LIABILITIES	62,906	56,737
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interest	—	23
9.00% cumulative compounding preferred stock, Series A, no shares authorized and issued at December 31, 2016 and 80,000 authorized and issued shares at January 3, 2016, $0.01 par value	—	8,320
Equity:
Common stock, $0.01 par value (5,000,000,000 shares authorized; 1,218,947,088 shares issued and 1,216,475,740 shares outstanding at December 31, 2016; 1,214,391,614 shares issued and 1,213,978,752 shares outstanding at January 3, 2016)	12	12
Additional paid-in capital	58,593	58,375
Retained earnings/(deficit)	588	—
Accumulated other comprehensive income/(losses)	(1,628)	(671)
Treasury stock, at cost	(207)	(31)
Total shareholders' equity	57,358	57,685
Noncontrolling interest	216	208
TOTAL EQUITY	57,574	57,893
TOTAL LIABILITIES AND EQUITY	$120,480	$122,973

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statement of Equity
(in millions)

	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 29, 2013	$4	$367	$7,450	$(77)	$232	$—	$216	$8,192
Net income/(loss) excluding redeemable noncontrolling interest	—	—	—	657	—	—	14	671
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	—	(806)	—	(4)	(810)
Dividends declared-Series A Preferred Stock	—	—	(142)	(578)	—	—	—	(720)
Dividends declared-noncontrolling interest	—	—	—	—	—	—	(7)	(7)
Exercise of stock options, issuance of other stock awards, and other	—	—	12	(2)	—	—	—	10
Balance at December 28, 2014	4	367	7,320	—	(574)	—	219	7,336
Net income/(loss) excluding redeemable noncontrolling interest	—	—	—	634	—	—	13	647
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	—	(97)	—	(18)	(115)
Dividends declared-Series A Preferred Stock	—	—	(360)	(540)	—	—	—	(900)
Dividends declared-common stock	—	—	(1,972)	(92)	—	—	—	(2,064)
Dividends declared-noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Exercise of warrants	—	(367)	367	—	—	—	—	—
Issuance of common stock to Sponsors	2	—	9,998	—	—	—	—	10,000
Acquisition of Kraft Foods Group, Inc.	6	—	42,849	—	—	—	—	42,855
Exercise of stock options, issuance of other stock awards, and other	—	—	173	(2)	—	(31)	—	140
Balance at January 3, 2016	12	—	58,375	—	(671)	(31)	208	57,893
Net income/(loss) excluding redeemable noncontrolling interest	—	—	—	3,632	—	—	10	3,642
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	—	(957)	—	6	(951)
Dividends declared-Series A Preferred Stock	—	—	—	(180)	—	—	—	(180)
Dividends declared-common stock	—	—	—	(2,862)	—	—	—	(2,862)
Dividends declared-noncontrolling interest	—	—	—	—	—	—	(8)	(8)
Exercise of stock options, issuance of other stock awards, and other	—	—	218	(2)	—	(176)	—	40
Balance at December 31, 2016	$12	—	$58,593	$588	$(1,628)	$(207)	$216	$57,574

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$3,642	$647	$672
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	1,337	740	530
Amortization of postretirement benefit plans prior service credits	(333)	(112)	(6)
Amortization of inventory step-up	—	347	—
Equity award compensation expense	46	133	8
Deferred income tax provision	(29)	(317)	(174)
Pension contributions	(344)	(286)	(102)
Impairment losses on indefinite-lived intangible assets	—	58	221
Nonmonetary currency devaluation	24	234	—
Write-off of debt issuance costs	—	236	—
Other items, net	(134)	120	194
Changes in current assets and liabilities:
Trade receivables	80	838	144
Sold receivables	454	(422)	(129)
Inventories	(130)	25	153
Accounts payable	943	(119)	562
Other current assets	(42)	114	(20)
Other current liabilities	(276)	231	87
Net cash provided by/(used for) operating activities	5,238	2,467	2,140
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,247)	(648)	(399)
Payments to acquire Kraft Foods Group, Inc., net of cash acquired	—	(9,468)	—
Proceeds from net investment hedges	91	488	—
Other investing activities, net	43	(76)	50
Net cash provided by/(used for) investing activities	(1,113)	(9,704)	(349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(86)	(12,314)	(1,103)
Proceeds from issuance of long-term debt	6,981	14,834	—
Debt issuance costs	(53)	(98)	—
Proceeds from issuance of commercial paper	6,680	—	—
Repayments of commercial paper	(6,043)	—	—
Proceeds from issuance of common stock to Sponsors	—	10,000	—
Dividends paid-Series A Preferred Stock	(180)	(900)	(720)
Dividends paid-common stock	(3,584)	(1,302)	—
Redemption of Series A Preferred Stock	(8,320)	—	—
Other financing activities, net	(16)	(37)	3
Net cash provided by/(used for) financing activities	(4,621)	10,183	(1,820)
Effect of exchange rate changes on cash and cash equivalents	(137)	(407)	(132)
Cash and cash equivalents:
Net increase/(decrease)	(633)	2,539	(161)
Balance at beginning of period	4,837	2,298	2,459
Balance at end of period	$4,204	$4,837	$2,298

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Cash paid during the period for:
Interest	$1,176	$704	$620
Income taxes	1,619	577	86

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
Organization:
On July 2, 2015 (the “2015 Merger Date”), through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company (“Kraft Heinz”). See Note 2, Merger and Acquisition, for additional information on the 2015 Merger.
Immediately prior to the consummation of the 2015 Merger, each share of Heinz issued and outstanding common stock was reclassified and changed into 0.443332 of a share of Kraft Heinz common stock. All share and per share amounts in this Annual Report on Form 10-K, including the consolidated financial statements and related notes have been retroactively adjusted for all historical periods presented prior to the 2015 Merger Date to give effect to this conversion, including reclassifying an amount equal to the change in value of common stock to additional paid-in capital. In the 2015 Merger, all outstanding shares of Kraft common stock were converted into the right to receive, on a one-for-one basis, shares of Kraft Heinz common stock. Deferred shares and restricted shares of Kraft were converted to deferred shares and restricted shares of Kraft Heinz, as applicable. In addition, upon the completion of the 2015 Merger, the Kraft shareholders of record immediately prior to the closing of the 2015 Merger received a special cash dividend of $16.50 per share.
Prior to the consummation of the 2015 Merger, Heinz had been controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Global Food Holdings LP (together, the “Sponsors”), following their acquisition of H. J. Heinz Company. On June 7, 2013, H. J. Heinz Company was acquired by Heinz (formerly known as Hawk Acquisition Holding Corporation) (the “2013 Merger”), a Delaware corporation controlled by the Sponsors, pursuant to the Agreement and Plan of Merger, dated February 13, 2013, as amended by the Amendment to Agreement and Plan of Merger, dated March 4, 2013, by and among H. J. Heinz Company, Heinz, and Hawk Acquisition Sub, Inc. (“Hawk”).
The Sponsors initially owned 850 million shares of common stock in Heinz; Berkshire Hathaway also held a warrant to purchase 46 million additional shares of common stock, which it exercised in June 2015. Additionally, in connection with the 2013 Merger, we issued an $8.0 billion preferred stock investment in Heinz which entitled Berkshire Hathaway to a 9.00% annual dividend. Prior to, but in connection with, the 2015 Merger, the Sponsors made equity investments whereby they purchased an additional 500 million newly issued shares of Heinz common stock for an aggregate purchase price of $10.0 billion.
Subsequent Event:
On February 17, 2017, we disclosed that we approached Unilever plc / Unilever N.V. (“Unilever”) with a comprehensive proposal to combine the two companies to create a leading consumer goods company with a mission of long-term growth and sustainable living. Unilever declined the proposal. On February 19, 2017, we disclosed that we had amicably withdrawn our proposal for a combination of the two companies.
Change in Fiscal Year End:
On December 9, 2016, our Board of Directors approved a change to our fiscal year end from Sunday to Saturday. Effective December 31, 2016, we operate on a 52 or 53-week fiscal year ending on the last Saturday in December in each calendar year. In prior years, we operated on a 52 or 53-week fiscal year ending the Sunday closest to December 31. As a result, we occasionally have a 53rd week in a fiscal year. Our year ended January 3, 2016 includes a 53rd week of activity. This change to our fiscal year end aligns our financial statement reporting date with the fiscal close periods of certain of our U.S. and Canada businesses, which make up a substantial portion of our results. This change did not have a material impact on our current or any prior period financial statements.
Significant Accounting Policies:
Principles of Consolidation:
The consolidated financial statements include The Kraft Heinz Company, as well as our wholly-owned and majority-owned subsidiaries. All intercompany transactions are eliminated.

Use of Estimates:
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make accounting policy elections, estimates, and assumptions that affect a number of amounts in our consolidated financial statements. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.
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
Highly Inflationary Accounting:
We apply highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100 percent. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income/(loss), rather than accumulated other comprehensive income/(losses) on the balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates.
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
We performed our annual impairment testing in the second quarter of 2016. See Note 6, Goodwill and Intangible Assets, for additional information.
Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). We recorded advertising expense of $708 million in 2016, $464 million in 2015, and $241 million in 2014. For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We review and adjust these estimates each quarter based on actual experience and other information.
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
Research and Development Expense:
We expense costs as incurred for product research and development within SG&A. Research and development expense was approximately $120 million in 2016, $105 million in 2015, and $58 million in 2014.
Postemployment Benefit Plans:
We maintain various retirement plans for the majority of our employees. These include pension benefits, postretirement health care benefits, and defined contribution benefits. The cost of these plans is charged to expense over the working life of the covered employees. We generally amortize net actuarial gains or losses in future periods within cost of products sold and SG&A.
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
Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others are not designated as hedging instruments and are marked to market through earnings. The effective portion of gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income/(losses) and are recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. We also designate certain derivatives and non-derivatives as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. The fair value of these derivatives and remeasurements of our non-derivatives designated as net investment hedges are calculated each period with changes reported in foreign currency translation adjustment within accumulated other comprehensive income/(losses). Such amounts will remain in accumulated other comprehensive income/(losses) until the complete or substantially complete liquidation of our investment in the underlying foreign operations. The income statement classification of gains and losses related to derivative instruments not designated as hedging instruments is determined based on the underlying intent of the contracts. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. All other cash flows related to derivative instruments are generally classified within operating activities. For additional information on derivative activity within our operating results, see Note 14, Financial Instruments.
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
Foreign currency cash flow hedges - We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Our principal foreign currency exposures that are hedged include the British pound sterling, euro, and Canadian dollar. These instruments include forward foreign exchange contracts. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment. We exclude forward points from the assessment and measurement of hedge ineffectiveness and report such amounts in current period net income as interest expense.
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
Recently Issued Accounting Standards:
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update (“ASU”) that superseded previously existing revenue recognition guidance. Under this ASU, companies will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the company expects to be entitled in exchange for those goods or services. This ASU will be effective beginning in the first quarter of our fiscal year 2018. The ASU may be applied using a full retrospective method or a modified retrospective transition method, with a cumulative-effect adjustment as of the date of adoption. While we are still evaluating the impact this ASU will have on our financial statements and related disclosures, we have completed our preliminary scoping reviews and have made progress in our assessment phase. We have focused our reviews on the revenue streams in the U.S., Canada, and Europe as they are our most significant. At this time, we believe the potential impacts on our existing accounting policies may be associated with our consumer incentive and trade promotion programs. We will adopt the new standard on January 1, 2018, however, we are still evaluating our application method. Our ability to adopt using the full retrospective method is dependent on system readiness, which may include software procured from third-party providers, and finalizing our assessment of information necessary to restate prior period financial statements.
In February 2016, the FASB issued an ASU that superseded previously existing leasing guidance. The ASU is intended to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The new guidance requires lessees to reflect most leases on their balance sheet as assets and obligations. This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. Based on our initial reviews, we expect that the adoption will increase the assets and liabilities on our consolidated balance sheets. We are still evaluating the impact this ASU will have on our financial statements and related disclosures.
In March 2016, the FASB issued an ASU intended to simplify equity-based award accounting and presentation. The ASU impacts income tax accounting related to equity-based awards, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. As a result of this ASU, our excess tax benefits upon the exercise of share based payments will be recognized in the tax provision rather than within equity, which we expect to generate a favorable impact on our 2017 income tax expense. In addition, the cash flows related to employee tax withholdings on restricted share vesting will be reclassified from financing activities to operating activities on the consolidated statements of cash flows. The impact of adopting this ASU at December 31, 2016 would have been a $30 million income tax benefit recorded on the consolidated statement of income and an offsetting non-cash deduction in cash flows from operating activities on the statement of cash flows for the year ended December 31, 2016. This ASU will be effective beginning in the first quarter of our fiscal year 2017.

In August 2016, the FASB issued an ASU related to the classification of certain cash payments and cash receipts on the statement of cash flows. This ASU provides guidance on eight specific cash flow classification matters in order to reduce current and future diversity in practice. The ASU will be effective beginning in the first quarter of our fiscal year 2018. Early adoption is permitted. The guidance related to each of the eight separate classification matters must be adopted in the same period using a retrospective transition method. While we are still evaluating the impact that this ASU will have on our financial statements and related disclosures, we currently expect one of these classification matters to impact us. Under the new guidance, cash payments for debt prepayment and debt extinguishment costs should be classified as cash outflows for financing activities. We expect that this will result in a reclassification of call premiums paid in conjunction with our debt refinancing activity in 2015 from operating activities to financing activities.
In October 2016, the FASB issued an ASU on the income tax accounting impacts of intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment. This guidance is intended to reduce the complexity and diversity in practice, particularly for intellectual property transfers. Under the new accounting guidance, current and deferred income taxes should be recognized upon transfer of the assets. Previously, recognition of current and deferred income taxes was prohibited until the asset was sold to an external third party. This ASU will be effective beginning in the first quarter of our fiscal year 2018. Early adoption is permitted but must be adopted in the first interim period of the annual period for which the ASU is adopted. The new guidance must be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
In November 2016, the FASB issued an ASU requiring the statement of cash flows to now explain the change in restricted cash and restricted cash equivalents, in addition to cash and cash equivalents. Accordingly, restricted cash would be required to be included in the beginning and ending cash and cash equivalents balances. Additionally, this ASU provides specific guidance on restricted cash and restricted cash equivalents cash flow classification and presentation matters in order to reduce current and future diversity in practice. The ASU will be effective beginning in the first quarter of our fiscal year 2018. Early adoption is permitted, including adoption in an interim period. The new guidance must be applied using a retrospective transition method to each period presented. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
In January of 2017, the FASB issued an ASU intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under the new standard, entities that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test, however, additional disclosure will be required of those entities. This ASU will be effective in the first quarter of our fiscal year 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The new guidance must be adopted on a prospective basis. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.
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

Valuation Assumptions and Purchase Price Allocation:
We utilized estimated fair values at the 2015 Merger Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. This allocation was final as of July 3, 2016.
We made measurement period adjustments to the preliminary purchase price allocation in the second half of 2015 and the first half of 2016. Measurement period adjustments in the second half of 2015 primarily reflected (i) an increase in indefinite-lived intangible assets of $5.4 billion, (ii) an increase in deferred tax liabilities of $2.0 billion, and (iii) a decrease in goodwill of $3.4 billion. Measurement period adjustments in the first half of 2016 primarily reflected (i) a decrease in indefinite-lived intangible assets of $2.0 billion, (ii) a decrease in deferred tax liabilities of $564 million, and (iii) an increase in goodwill of $1.4 billion.We made these measurement period adjustments to reflect facts and circumstances that existed as of the 2015 Merger Date and did not result from intervening events subsequent to such date.
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
The 2015 Merger resulted in $30.5 billion of non tax deductible goodwill relating principally to synergies expected to be achieved from the combined operations and planned growth in new markets. Goodwill has been allocated to our segments as shown in Note 6, Goodwill and Intangible Assets.
The purchase price allocation to identifiable intangible assets acquired was:

	Fair Value	Weighted Average Life
	(in millions of dollars)	(in years)
Indefinite-lived trademarks	$43,104
Definite-lived trademarks	1,690	24
Customer-related assets	2,977	29
Total	$47,771
We valued trademarks using either the excess earnings method or relief from royalty method, which are both variations of the income approach. We used the excess earnings method for our most significant trademarks due to their impact on the cash flows of the business and used the relief from royalty method for the remaining trademarks and licenses. For customer relationships, we used the distributor method, a variation of the excess earnings method that uses distributor-based inputs for margins and contributory asset charges.
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

We used carrying values as of July 2, 2015 to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items at the 2015 Merger Date.
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
Pro Forma Results:
The following table provides unaudited pro forma results, prepared in accordance with ASC 805, for 2015 and 2014, as if Kraft had been acquired as of December 30, 2013.

	For the Year Ended
	January 3, 2016	December 28, 2014
	(in millions, except per share data)
Net sales	$27,447	$29,122
Net income	1,761	2,003
Basic earnings per share	0.72	1.08
Diluted earnings per share	0.70	1.05
The unaudited pro forma results include certain purchase accounting adjustments. We have made pro forma adjustments to exclude deal costs of $166 million ($102 million net of tax) and $347 million ($213 million net of tax) of non-cash costs related to the fair value step-up of inventory (“Inventory Step-up Costs”) from 2015, because such costs are non-recurring and are directly attributable to the 2015 Merger. As required by U.S. GAAP, we have made pro forma adjustments to include the deal costs and Inventory Step-up Costs in 2014.
The unaudited pro forma results do not include any anticipated cost savings or other effects of future integration or restructuring efforts. Unaudited pro forma amounts are not necessarily indicative of results had the 2015 Merger occurred on December 30, 2013 or of future results.
Note 3. Integration and Restructuring Expenses
As part of our restructuring activities, we incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs and other exit costs. Severance and employee benefit costs primarily relate to cash severance, non-cash severance, including accelerated equity award compensation expense, and pension and other termination benefits. Other exit costs primarily relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other incremental costs. Asset-related costs primarily relate to accelerated depreciation and asset impairment charges, as well as costs to exit facilities, relocation costs, and start-up costs of new facilities. Other implementation costs primarily relate to professional fees, and other incremental third-party fees.
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

Integration Program:
Following the 2015 Merger, we announced a multi-year program (the “Integration Program”) designed to reduce costs, streamline and simplify our operating structure as well as optimize our production and supply chain network across our businesses in the United States and Canada segments. We expect to incur pre-tax costs of $2.0 billion related to the Integration Program, with approximately 60% reflected in cost of products sold within our United States and Canada segments. These pre-tax costs are comprised of the following categories:

•	Organization costs ($400 million) associated with our plans to streamline and simplify our operating structure, resulting in workforce reduction (primarily severance and employee benefit costs).

•
Footprint costs ($1.2 billion) associated with our plans to optimize our production and supply chain network, resulting in workforce reduction and facility closures and consolidations (primarily asset-related costs and severance and employee benefit costs).

•
Other costs ($400 million) incurred as a direct result of integration activities, including other exit costs (lease and contract terminations) and other implementation costs (professional services and other third-party fees).

Overall, as part of the Integration Program, we expect to eliminate 5,150 positions, close six factories, and consolidate our distribution network. At December 31, 2016, the total Integration Program liability related primarily to the elimination of general salaried and factory positions across the United States and Canada, 3,350 of whom have left the company by December 31, 2016.
As of December 31, 2016, we have incurred approximately $1.7 billion of cumulative costs under the Integration Program, including: $681 million of severance and employee benefit costs, $650 million of non-cash asset-related costs, $290 million of other implementation costs, and $95 million of other exit costs. We expect that approximately 60% of the Integration Program expenses will be cash expenditures.
The liability balance associated with the Integration Program, which qualifies as U.S. GAAP exit and disposal costs, was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at January 3, 2016	$185	$23	$208
Charges	119	40	159
Cash payments	(182)	(53)	(235)
Non-cash utilization	(23)	—	(23)
Balance at December 31, 2016	$99	$10	$109
(a) Other exit costs primarily represent contract and lease terminations.
We expect that a substantial portion of the Integration Program liability as of December 31, 2016 will be paid in 2017.
Restructuring Activities:
Prior to the 2015 Merger, we executed a number of other restructuring activities focused primarily on workforce reduction and factory closure and consolidation, which were substantially complete as of December 31, 2016. These programs, and other programs, resulted in the elimination of 8,350 positions and cumulative $589 million severance and employee benefit costs, $360 million non-cash asset-related costs, and $413 million other exit costs through December 31, 2016. Related to these restructuring activities, we incurred expenses of $125 million in 2016, $194 million in 2015, and $637 million in 2014.
As of December 31, 2016, the liability balance associated with active restructuring projects, which qualifies as U.S. GAAP exit and disposal costs, was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at January 3, 2016	$25	$30	$55
Charges	38	2	40
Cash payments	(44)	(7)	(51)
Non-cash utilization	(7)	—	(7)
Balance at December 31, 2016	$12	$25	$37
(a) Other exit costs primarily represent contract and lease terminations.
We expect that a substantial portion of the active restructuring projects liability as of December 31, 2016 will be paid in 2017.

Total Integration and Restructuring:
Total expenses related to our Integration Program and restructuring activities recorded in cost of products sold and SG&A for the years presented were (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Severance and employee benefit costs - COGS	$53	$119	$135
Severance and employee benefit costs - SG&A	104	519	67
Asset-related costs - COGS	496	186	199
Asset-related costs - SG&A	41	7	9
Other exit costs - COGS	162	99	179
Other exit costs - SG&A	156	93	48
	$1,012	$1,023	$637
We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA. The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
United States	$759	$790	$227
Canada	45	47	101
Europe	85	142	228
Rest of World	6	12	58
General corporate expenses	117	32	23
	$1,012	$1,023	$637
In the fourth quarter of 2016, we reorganized our segment structure to move our Russia business from the Rest of World segment to the Europe segment. We have reflected this change in all historical periods presented. This change did not have a material impact on our current or any prior period results. See Note 18, Segment Reporting, for additional information.
Note 4. Inventories
Inventories at December 31, 2016 and January 3, 2016 were (in millions):

	December 31, 2016	January 3, 2016
Packaging and ingredients	$542	$563
Work in process	388	393
Finished product	1,754	1,662
Inventories	$2,684	$2,618
Note 5. Property, Plant and Equipment
Property, plant and equipment at December 31, 2016 and January 3, 2016 was (in millions):

	December 31, 2016	January 3, 2016
Land	$264	$297
Buildings and improvements	1,884	1,700
Equipment and other	4,770	4,432
Construction in progress	1,600	1,001
	8,518	7,430
Accumulated depreciation	(1,830)	(906)
Property, plant and equipment, net	$6,688	$6,524

Note 6. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill from January 3, 2016 to December 31, 2016, by segment, were (in millions):

	United States	Canada	Europe	Rest of World	Total
Balance at January 3, 2016	$32,290	$4,796	$3,227	$2,738	$43,051
2015 Merger measurement period adjustments	1,433	—	—	—	1,433
Translation adjustments and other	(27)	117	(449)	—	(359)
Balance at December 31, 2016	$33,696	$4,913	$2,778	$2,738	$44,125
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
In the first quarter of 2016, we moved certain of our export businesses and their related goodwill balances from our United States segment to our Rest of World and Europe segments. We have reflected this change in all historical periods presented. Accordingly, the segment goodwill balances at January 3, 2016 reflect a decrease of $1.5 billion in the United States, an increase of $1.4 billion in Rest of World, and an increase of $30 million in Europe. These amounts represent the final allocation of goodwill associated with these export businesses.
In the fourth quarter of 2016, we reorganized our segment structure to move our Russia business from the Rest of World segment to the Europe segment. We have reflected this change in all historical periods presented. Accordingly, the segment goodwill balances at January 3, 2016 reflect an increase of $45 million in Europe and a corresponding decrease in Rest of World. This change did not have a material impact on our current or any prior period results. See Note 18, Segment Reporting, for additional information.
We test goodwill for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2016 annual impairment testing in the second quarter of 2016. There was no impairment of goodwill as a result of our testing; however we noted that one reporting unit within the Europe segment had an estimated fair value in excess of its carrying value of less than 10%. The goodwill carrying value of this reporting unit was $48 million as of April 4, 2016 (our goodwill impairment testing date).
Our goodwill balance consists of 20 reporting units and had an aggregate carrying value of $44.1 billion as of December 31, 2016. As a majority of our goodwill was recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there is not a significant excess of fair values over carrying values as of December 31, 2016. We have a risk of future impairment to the extent that individual reporting unit performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred during the period ended December 31, 2016 that indicated it was more likely than not that our goodwill was impaired. There were no accumulated impairment losses to goodwill as of December 31, 2016.
Indefinite-lived intangible assets:
In connection with the 2015 Merger, we recorded $43.1 billion of indefinite-lived intangible assets in purchase accounting, representing the fair values as of the 2015 Merger Date.
Indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at January 3, 2016	$55,824
2015 Merger measurement period adjustments	(1,978)
Translation adjustments	(539)
Balance at December 31, 2016	$53,307

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
Our indefinite-lived intangible assets primarily consist of a large number of individual brands and had an aggregate carrying value of $53.3 billion as of December 31, 2016. As a majority of our indefinite-lived intangible assets were recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there is not a significant excess of fair values over carrying values as of December 31, 2016. We have a risk of future impairment to the extent individual brand performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future. No events occurred during the period ended December 31, 2016 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired.
In 2015, we recognized non-cash impairment losses of $58 million in SG&A, primarily related to declines within frozen soup in the United States, frozen meals and snacks primarily in the United Kingdom, and pasta sauce in the United States and Canada.
In 2014, we recognized non-cash impairment losses of $221 million in SG&A, primarily related to our Heinz North America frozen meals and snacks business due to continued category softness and weaker than anticipated sales.
Definite-lived intangible assets:
Definite-lived intangible assets at December 31, 2016 and January 3, 2016 were (in millions):

	December 31, 2016			January 3, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,337	$(172)	$2,165	$2,346	$(70)	$2,276
Customer-related assets	4,184	(369)	3,815	4,218	(209)	4,009
Other	13	(3)	10	15	(4)	11
	$6,534	$(544)	$5,990	$6,579	$(283)	$6,296
Amortization expense for definite-lived intangible assets was $268 million in 2016, $178 million in 2015, and $93 million in 2014. Aside from amortization expense, the changes in definite-lived intangible assets from January 3, 2016 to December 31, 2016 reflect the impact of foreign currency. We estimate that annual amortization expense for definite-lived intangible assets for each of the next five years will be approximately $270 million.

Note 7. Income Taxes
Income/(loss) before income taxes and the provision for income taxes, consisted of the following (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Income/(loss) before income taxes:
United States	$3,358	$(13)	$(207)
International	1,665	1,026	1,010
Total	$5,023	$1,013	$803

Provision for/(benefit from) income taxes:
Current:
U.S. federal	$1,095	$427	$105
U.S. state and local	76	22	12
International	239	234	188
	1,410	683	305
Deferred:
U.S. federal	31	(173)	(159)
U.S. state and local	(60)	(70)	(14)
International	—	(74)	(1)
	(29)	(317)	(174)
Total provision for/(benefit from) income taxes	$1,381	$366	$131
Tax benefits related to stock options and other equity instruments recorded directly to additional paid-in capital totaled $30 million in 2016 and $10 million in 2015. There were no tax benefits related to stock options and other equity instruments in 2014.
The effective tax rate on income/(loss) before income taxes differed from the U.S. federal statutory tax rate for the following reasons:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
Tax on income of foreign subsidiaries	(3.6)%	(11.8)%	(8.3)%
Changes in valuation allowances	—%	1.4%	(1.3)%
Domestic manufacturing deduction	(1.9)%	(2.9)%	(2.8)%
U.S. state and local income taxes, net of federal tax benefit	0.8%	(0.6)%	(0.9)%
Earnings repatriation	0.4%	21.9%	8.0%
Tax exempt income	(3.3)%	(10.9)%	(12.3)%
Deferred tax effect of statutory tax rate changes	(2.0)%	(10.4)%	(0.8)%
Audit settlements and changes in uncertain tax positions	1.8%	6.2%	2.2%
Venezuela nondeductible devaluation loss	0.2%	9.9%	—%
Venezuela inflation adjustment	—%	(1.7)%	(3.1)%
Other	0.1%	0.1%	0.6%
Effective tax rate	27.5%	36.2%	16.3%
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment; accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, the calculation of the percentage point impact of domestic manufacturing deductions, tax exempt income, uncertain tax positions and other items on the effective tax rate shown in the table above are affected by income/(loss) before income taxes. Fluctuations in the amount of income generated across locations around the world could impact comparability of reconciling items between periods.

Due to the 2015 Merger, the tax provision for 2016 reflected a much greater percentage of U.S. income, which unfavorably impacted the effective tax rate compared to 2015 and 2014. The tax provisions for the 2015 and 2014 tax years benefited from a favorable jurisdictional income mix and from impairment losses recorded in the U.S.
The 2016 and 2015 tax years included a benefit related to the tax effect of statutory tax rate changes. Small movements in tax rates due to a change in tax law or a change in tax rates that causes us to revalue our deferred tax balances produces volatility in our effective tax rate. In addition:

•	The 2016 tax year included a benefit related to the impact on deferred taxes of a 10 basis point reduction in the state tax rate and a 100 basis point statutory rate reduction in the United Kingdom.

•	The 2015 tax year included a benefit related to the impact on deferred taxes of a 200 basis point statutory rate reduction in the United Kingdom.
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2016 and January 3, 2016:

	December 31, 2016	January 3, 2016
Deferred income tax liabilities:
Intangible assets, net	$20,946	$21,950
Property, plant and equipment	1,035	1,233
Other	532	495
Deferred income tax liabilities	22,513	23,678
Deferred income tax assets:
Benefit plans	(1,025)	(1,323)
Other	(782)	(1,011)
Deferred income tax assets	(1,807)	(2,334)
Valuation allowance	89	83
Net deferred income tax liabilities	$20,795	$21,427
Certain prior period amounts in the above table have been revised to conform to current period presentation.
The increase in our valuation allowance during 2016 of $6 million reflects the impact of recording a valuation allowance for state net operating losses that we do not anticipate being able to utilize.
At December 31, 2016, foreign operating loss carryforwards totaled $321 million. Of that amount, $61 million expire between 2017 and 2036; the other $260 million do not expire. We have recorded $85 million of deferred tax assets related to these foreign operating loss carryforwards. Additionally, we have foreign operating loss carryforwards of $941 million for which the realization of a tax benefit is considered remote and, as a result, we have recorded a full valuation allowance for the tax benefits. However, due to the remote likelihood of utilizing these losses, neither the deferred tax asset nor the offsetting valuation allowance has been presented in the table above. Deferred tax assets of $43 million have been recorded for U.S. state and local operating loss carryforwards. These losses expire between 2017 and 2036.
Deferred tax assets of $16 million have been recorded for U.S. foreign tax credit carryforwards. These credit carryforwards expire between 2020 and 2025.
At December 31, 2016, our unrecognized tax benefits for uncertain tax positions of $389 million are included in income taxes payable (current liabilities) and other liabilities (long-term). If we had recognized all of these benefits, the impact on our effective tax rate would have been $325 million. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $104 million in the next 12 months primarily due to the progression of federal, state and foreign audits in process.

The changes in our unrecognized tax benefits were (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Balance at the beginning of the period	$353	$71	$53
Increases for tax positions of prior years	59	25	5
Decreases for tax positions of prior years	(18)	(9)	(5)
Increases based on tax positions related to the current year	62	33	21
Increases due to acquisitions of businesses	—	242	—
Decreases due to settlements with taxing authorities	(62)	—	(1)
Decreases due to lapse of statute of limitations	(5)	(9)	(2)
Balance at the end of the period	$389	$353	$71
Our unrecognized tax benefits increased during 2016 as a result of evaluating tax positions taken or expected to be taken on our federal, state, and foreign income tax returns. In the third quarter of 2016, we reached an agreement with the IRS resolving all Kraft open matters related to the audits of taxable years 2012 through 2014. This settlement reduced our reserves for uncertain tax positions and resulted in a non-cash tax benefit of $42 million.
The gross unrecognized tax balance increased substantially for the year ended January 3, 2016 as a result of 2015 Merger purchase accounting.
We include interest and penalties related to uncertain tax positions in our tax provision. Our provision for income taxes included interest and penalties expense of $8 million in 2016 and $18 million in 2015. Our interest and penalties expense was insignificant in 2014. Accrued interest and penalties were $81 million as of December 31, 2016 and $72 million as of January 3, 2016.
In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the Netherlands, the United Kingdom and the United States. We have substantially concluded all national income tax matters for years through 2012 for the Netherlands and the United Kingdom, through 2011 for the United States, Australia, and Italy and through 2009 for Canada. We have substantially concluded all state income tax matters through 2007.
We have a tax sharing agreement with Mondelēz International, Inc. (“Mondelēz International”), which generally provides that (i) we are liable for U.S. state income taxes and Canadian federal and provincial income taxes for Kraft periods prior to October 1, 2012 and (ii) Mondelēz International is responsible for U.S. federal income taxes and substantially all non-U.S. income taxes, excluding Canadian income taxes, for Kraft periods prior to October 1, 2012.
Kraft's U.S. operations were included in Mondelēz International's U.S. federal consolidated income tax returns for tax periods through October 1, 2012. In December 2016, Mondelēz International reached a final resolution on a U.S. federal income tax audit of the 2010-2012 tax years. As noted above, we are indemnified for U.S. federal income taxes related to these periods.
Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested, and amounts which may be remitted tax free in certain situations approximated $4.7 billion at December 31, 2016. It is not practicable to determine the deferred tax liability associated with the indefinitely reinvested undistributed earnings. Additionally, we have undistributed earnings in foreign subsidiaries which are currently not considered to be indefinitely reinvested, for which we have recorded deferred taxes of $21 million as of December 31, 2016. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our United States cash requirements. At December 31, 2016, approximately $1.3 billion of cash and cash equivalents were held by international subsidiaries.

Note 8. Employees’ Stock Incentive Plans
We issued equity-based awards from the following plans in 2016, 2015, and 2014:
2016 Omnibus Incentive Plan
In April 2016, our Board of Directors approved the 2016 Omnibus Incentive Plan (“2016 Omnibus Plan”), which authorized grants of options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), deferred stock, performance awards, investment rights, other stock-based awards, and cash-based awards. This plan authorizes the issuance of up to 18 million shares of our common stock. We grant non-qualified stock options under the 2016 Omnibus Plan to select employees with a five-year cliff vesting. Such options have a maximum exercise term of 10 years.
2013 Omnibus Incentive Plan
In October 2013, our Board of Directors adopted the 2013 Omnibus Incentive Plan (“2013 Omnibus Plan”), which authorized the issuance of shares of capital stock. Each Heinz stock option that was outstanding under the 2013 Omnibus Plan immediately prior to the completion of the 2015 Merger was converted into 0.443332 of a Kraft Heinz stock option. Following this conversion, the 2013 Omnibus Plan authorized the issuance of up to 17,555,947 shares of our common stock. All Heinz stock option amounts have been retrospectively adjusted for the Successor periods presented to give effect to this conversion. We grant non-qualified stock options under the 2013 Omnibus Plan to select employees with a five-year cliff vesting. Such options have a maximum exercise term of 10 years. If a participant is involuntarily terminated without cause, 20% of their options will vest, on an accelerated basis, for each full year of service after the grant date.
Kraft 2012 Performance Incentive Plan
Prior to the 2015 Merger, Kraft issued equity-based awards, including stock options and RSUs, under its 2012 Performance Incentive Plan. As a result of the 2015 Merger, each outstanding Kraft stock option was converted into an option to purchase a number of shares of our common stock based upon an option adjustment ratio, and each outstanding Kraft RSU was converted into one Kraft Heinz RSU. These Kraft Heinz stock awards will continue to vest and become exercisable in accordance with the terms and conditions that were applicable immediately prior to the completion of the 2015 Merger. These options generally become exercisable in three annual installments beginning on the first anniversary of the original grant date, and have a maximum exercise term of 10 years. RSUs generally cliff vest on the third anniversary of the original grant date. In accordance with the terms of the 2012 Performance Incentive Plan, vesting generally accelerates for holders of Kraft awards who are terminated without cause within two years of the 2015 Merger Date.
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

Our weighted average Black-Scholes fair value assumptions were:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Risk-free interest rate	1.63%	1.70%	1.49%
Expected term	7.5 years	6.3 years	5 years
Expected volatility	22.0%	22.9%	24.3%
Expected dividend yield	3.1%	1.5%	—%
Weighted average grant date fair value per share	$12.48	$9.60	$5.53

The risk-free interest rate represented the constant maturity U.S. Treasury rate in effect at the grant date, with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. Due to the lack of historical data for 2016, we calculated expected life using the Safe Harbor method, which uses the weighted average vesting period and the contractual term of the options. For 2015 and 2014, the weighted average expected life of options was based on consideration of historical exercise patterns adjusted for changes in the contractual term and exercise periods of the awards. For 2016, volatility was estimated using a blended approach of implied volatility and peer volatility. Peer volatility was calculated as the average of the term-matched, leverage-adjusted historical volatilities of Colgate-Palmolive Co., The Coca-Cola Company, Mondelēz International, Altria Group, Inc., Pepsico, Inc., and Unilever plc. For 2015 and 2014, volatility was estimated based on a review of the equity volatilities of publicly-traded peer companies for a period commensurate with the expected life of the options. Dividend yield was estimated over the expected life of the options based on our stated dividend policy.
Our Lattice model fair value assumptions for the Kraft converted options were:

January 3, 2016 (53 weeks)
Risk-free interest rate	1.72%
Expected volatility	20.10%
Expected dividend yield	3.00%
Weighted average fair value on conversion date	$35.65
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
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Term
Outstanding at January 3, 2016	24,205,612	$34.86
Granted	1,466,626	79.78
Forfeited	(1,094,676)	46.93
Exercised	(4,017,422)	35.02
Outstanding at December 31, 2016	20,560,140	37.39	$1,027	6 years
Exercisable at December 31, 2016	8,660,191	37.25	434	5 years
The aggregate intrinsic value of stock options exercised during the period was $186 million in 2016 and $21 million in 2015. No stock options were exercised in 2014.
Cash received from options exercised was $140 million in 2016 and $29 million in 2015. The tax benefit realized from stock options exercised was $68 million in 2016 and $12 million in 2015. There was no cash received and no tax benefit recognized related to stock option exercises in 2014.
Our unvested stock options and related information was:

	Number of Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at January 3, 2016	13,492,010	$10.02
Granted	1,466,626	12.48
Vested	(2,010,210)	21.24
Forfeited	(1,048,477)	11.71
Unvested options at December 31, 2016	11,899,949	8.26

RSUs:
We use the closing stock price on the grant date to estimate the fair value of RSUs. The grant date fair value is amortized to expense over the vesting period.
Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
RSUs at January 3, 2016	968,444	$70.14
Granted	510,157	77.53
Forfeited	(149,831)	75.29
Vested	(522,026)	72.96
RSUs at December 31, 2016	806,744	71.95
The aggregate fair value of restricted stock and RSUs that vested during the period was $40 million in 2016 and $76 million in 2015. No restricted stock or RSUs vested in 2014.
Total Equity Awards:
The compensation cost related to equity awards was primarily recognized in general corporate expenses within SG&A. Equity award compensation cost and the related tax benefit was (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Pre-tax compensation cost	$46	$133	$8
Tax benefit	(15)	(48)	(3)
After-tax compensation cost	$31	$85	$5
Unrecognized compensation cost related to unvested equity awards was $83 million at December 31, 2016 and is expected to be recognized over a weighted average period of three years.
Note 9. Postemployment Benefits
We maintain various retirement plans for the majority of our employees. Current defined benefit pension plans are provided primarily for certain domestic union and foreign employees. Local statutory requirements govern many of these plans. The pension benefits of our unionized workers are in accordance with the applicable collective bargaining agreement covering their employment. Defined contribution plans are provided for certain domestic unionized, non-union hourly, and salaried employees as well as certain employees in foreign locations.
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
We remeasure our postemployment benefit plans at least annually.
In the first quarter of 2016, we changed the method that we use to estimate the service cost and interest cost components of net pension cost/(benefit) and net postretirement cost/(benefit). We use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change resulted in a decrease in service and interest cost of approximately $80 million in 2016 compared to what our costs would have been under the previous method. This change did not affect the measurement of our total benefit obligations. We have accounted for this change prospectively as a change in accounting estimate.

Pension Plans
Obligations and Funded Status:
The projected benefit obligations, plan assets, and funded status of our pension plans at December 31, 2016 and January 3, 2016 were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31, 2016	January 3, 2016	December 31, 2016	January 3, 2016
Benefit obligation at beginning of year	$5,990	$540	$2,892	$2,611
Service cost	13	45	25	26
Interest cost	203	164	87	103
Participants' contributions	—	—	3	2
Benefits paid	(268)	(167)	(158)	(138)
Actuarial losses/(gains)	195	(121)	540	23
Plan amendments	—	7	—	—
Currency	—	—	(281)	(300)
Settlements	(966)	(977)	(12)	(655)
Curtailments	—	(148)	—	(50)
Special/contractual termination benefits	—	4	3	6
Assumption of Kraft's benefit obligations	—	6,645	—	1,264
Other	(10)	(2)	—	—
Benefit obligation at end of year	5,157	5,990	3,099	2,892
Fair value of plan assets at beginning of year	5,282	547	3,428	3,088
Actual return on plan assets	435	(34)	712	126
Participants' contributions	—	—	3	2
Employer contributions	311	227	33	59
Benefits paid	(268)	(167)	(158)	(138)
Currency	—	—	(378)	(331)
Settlements	(966)	(977)	(12)	(655)
Assumption of Kraft's plan assets	—	5,686	—	1,277
Other	(6)	—	—	—
Fair value of plan assets at end of year	4,788	5,282	3,628	3,428
Net pension liability/(asset) recognized at end of year	$369	$708	$(529)	$(536)
The accumulated benefit obligation, which represents benefits earned to the measurement date, was $5.2 billion at December 31, 2016 and $6.0 billion at January 3, 2016 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $3.0 billion at December 31, 2016 and $2.7 billion at January 3, 2016.
The combined U.S. and non-U.S. pension plans resulted in a net pension asset of $160 million at December 31, 2016 and a net pension liability of $172 million at January 3, 2016. We recognized these amounts on our consolidated balance sheets at December 31, 2016 and January 3, 2016, as follows (in millions):

	December 31, 2016	January 3, 2016
Other assets (long-term assets)	$641	$616
Accrued postemployment costs (current liabilities)	(3)	(172)
Accrued postemployment costs (long-term liabilities)	(478)	(616)
Net pension asset/(liability) recognized	$160	$(172)

For certain of our U.S. and non-U.S. plans that were underfunded based on accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets at December 31, 2016 and January 3, 2016 were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31, 2016	January 3, 2016	December 31, 2016	January 3, 2016
Projected benefit obligation	$3,669	$5,990	$527	$72
Accumulated benefit obligation	3,669	5,986	527	72
Fair value of plan assets	3,282	5,282	437	15
For certain of our U.S. and non-U.S. plans that were underfunded based on projected benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets at December 31, 2016 and January 3, 2016 were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31, 2016	January 3, 2016	December 31, 2016	January 3, 2016
Projected benefit obligation	$3,669	$5,990	$539	$119
Accumulated benefit obligation	3,669	5,986	534	72
Fair value of plan assets	3,282	5,282	445	43
We used the following weighted average assumptions to determine our projected benefit obligations under the pension plans at December 31, 2016 and January 3, 2016:

	U.S. Plans		Non-U.S. Plans
	December 31, 2016	January 3, 2016	December 31, 2016	January 3, 2016
Discount rate	4.2%	4.3%	2.9%	3.8%
Rate of compensation increase	4.1%	4.2%	4.0%	3.4%
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	U.S. Plans			Non-U.S. Plans
	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Service cost	$13	$45	$4	$25	$26	$25
Interest cost	203	164	29	87	103	107
Expected return on plan assets	(290)	(179)	(46)	(182)	(194)	(169)
Amortization of unrecognized losses/(gains)	—	3	—	—	—	—
Settlements	23	102	10	2	17	—
Curtailments	—	(96)	—	—	(47)	(6)
Special/contractual termination benefits	—	4	—	3	6	8
Net pension cost/(benefit)	$(51)	$43	$(3)	$(65)	$(89)	$(35)
We capitalized a portion of net pension costs/(benefits) into inventory based on our production activities. These amounts are included in the table above.
In the third quarter of 2016, we approved the wind up of our Canadian salaried and Canadian hourly defined benefit pension plans effective December 31, 2016. This action resulted in an increase to our projected benefit obligations of approximately $85 million at December 31, 2016. This action had no impact on the consolidated statements of income or consolidated statements of cash flows for the year ended December 31, 2016.
In 2015, we recorded net settlement losses for the U.S. and non-U.S. plans primarily related to certain plan terminations. We also recorded net curtailment gains for the U.S. and non-U.S. plans primarily related to certain plan freezes and work force reductions under our integration and restructuring activities.

We used the following weighted average assumptions to determine our net pension costs:

	U.S. Plans			Non-U.S. Plans
	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Discount rate - Service Cost	4.5%	4.4%	4.8%	4.2%	3.7%	4.5%
Discount rate - Interest Cost	3.5%	4.4%	4.8%	3.3%	3.7%	4.5%
Expected rate of return on plan assets	5.7%	5.6%	6.5%	5.6%	6.4%	6.1%
Rate of compensation increase	4.1%	4.0%	4.5%	3.4%	3.3%	3.6%
Discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. We determine our expected rate of return on plan assets from the plan assets' historical long-term investment performance, target asset allocation, and estimates of future long-term returns by asset class.
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
Our weighted average asset allocations were:

	U.S. Plans		Non-U.S. Plans
	December 31, 2016	January 3, 2016	December 31, 2016	January 3, 2016
Fixed-income securities	67%	62%	49%	48%
Equity securities	30%	27%	31%	31%
Real estate	—%	5%	7%	9%
Cash and cash equivalents	3%	5%	8%	7%
Certain insurance contracts	—%	1%	5%	5%
Total	100%	100%	100%	100%
Our pension asset strategy for U.S. plans is designed to align our pension assets with our projected benefit obligation to reduce volatility by targeting an investment of approximately 70% of our U.S. plan assets in fixed-income securities and approximately 30% in return-seeking assets, primarily equity securities.
For pension plans outside the U.S., our investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the long-term asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 60% fixed-income securities, and approximately 40% in return-seeking assets, primarily equity securities and real estate.

The fair value of pension plan assets at December 31, 2016 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$484	$410	$74	$—
Corporate bonds and other fixed-income securities	2,952	—	2,952	—
Total fixed-income securities	3,436	410	3,026	—
Equity securities	765	765	—	—
Real estate	234	—	—	234
Cash and cash equivalents	49	31	18	—
Certain insurance contracts	189	—	—	189
Fair value excluding investments measured at net asset value	4,673	1,206	3,044	423
Investments measured at net asset value	3,743
Total fair value	$8,416
The fair value of pension plan assets at January 3, 2016 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$671	$671	$—	$—
Corporate bonds and other fixed-income securities	2,994	—	2,994	—
Total fixed-income securities	3,665	671	2,994	—
Equity securities	322	321	—	1
Real estate	288	—	—	288
Cash and cash equivalents	148	14	134	—
Certain insurance contracts	236	—	—	236
Fair value excluding investments measured at net asset value	4,659	1,006	3,128	525
Investments measured at net asset value	4,051
Total fair value	$8,710
The following section describes the valuation methodologies used to measure the fair value of pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified.
Government Bonds. These securities consist of direct investments in publicly traded U.S. and non-U.S. fixed interest obligations (principally debentures). Such investments are valued using quoted prices in active markets. These securities are principally included in Level 1.
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
Investments Measured at Net Asset Value. This category consists of partnership/joint venture interests, pooled funds, and short-term investments.
Partnership/joint venture interests. Fair value estimates of the real estate partnership are based on their net asset values, as reported by the manager of the partnership. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in the partnership may be redeemed once per quarter subject to available cash, as determined by the trustee. A written withdrawal request is required 60 days prior to quarter end. To the extent that withdrawal requests exceed available cash, distributions are made on a pro-rata basis based on a ratio of total units held in the partnership. The investment objective of the partnership is to provide a long-term return in excess of the consumer price index plus 5% investing in a diversified portfolio of real estate investments.
Pooled funds. The fair values of participation units held in collective trusts and a Delaware trust are based on their net asset values, as reported by the managers of the collective trusts and Delaware trust and as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in the collective trusts can be redeemed on each business day based upon the applicable net asset value per unit. Investments in the international large/mid cap equity collective trust can be redeemed on the last business date of each month and at least one business day during the month. Investments in the Delaware trust can be redeemed not later than seven business days after the business day on which the redemption occurs or as soon as practicable thereafter, with at least 30 business days’ written notice, based on the net asset value per unit as determined as of the end of each month.
The fair values of the property collective trust are based upon the net asset values of the real estate collective trusts in which it invests. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in Property Trust may be redeemed once per quarter subject to available cash, as determined by the trustee. A written withdrawal request is required 45 days prior to quarter end. To the extent that withdrawal requests exceed available cash, distributions are made on a pro-rata basis.

The mutual fund investments are not traded on an exchange and a majority of these funds are held in a separate account managed by a fixed income manager. The fair values of the mutual fund investments that are not traded on an exchange are based on their net asset values, as reported by the managers and as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. The objective of the account is to provide superior return with reasonable risk, where performance is expected to exceed Barclays Long U.S. Credit Index. Investments in this account can be redeemed with a written notice to the investment manager.

Short-term investments:  Short-term investments largely consisted of a money market fund, the fair value of which is based on the net asset value reported by the manager of the fund and supported by the unit prices of actual purchase and sale transactions.  The fair value of these investments measured at net asset value is excluded from the fair value hierarchy.  The money market fund is designed to provide safety of principal, daily liquidity, and a competitive yield by investing in high quality money market instruments.  The investment objective of the money market fund is to provide the highest possible level of current income while still maintaining liquidity and preserving capital.
Changes in our Level 3 plan assets for the year ended December 31, 2016 included (in millions):

Asset Category	January 3, 2016	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 31, 2016
Equity securities	$1	$—	$—	$(1)	$—	$—
Real estate	288	6	(37)	(23)	—	234
Certain insurance contracts	236	—	13	(49)	(11)	189
Total Level 3 investments	$525	$6	$(24)	$(73)	$(11)	$423

Changes in our Level 3 plan assets for the year ended January 3, 2016 included (in millions):

Asset Category	December 28, 2014	2015 Merger	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	January 3, 2016
Equity securities	$—	$1	$—	$—	$—	$—	$1
Real estate	307	—	4	11	(24)	(10)	288
Certain insurance contracts	189	51	12	(14)	(2)	—	236
Total Level 3 investments	$496	$52	$16	$(3)	$(26)	$(10)	$525
Employer Contributions:
In 2016, we contributed $311 million to our U.S. pension plans, which included contributions related to the settlement of our U.S. nonqualified pension plan that was terminated effective December 31, 2015. In 2016, we contributed $33 million to our non-U.S. pension plans. We estimate that 2017 pension contributions will be approximately $150 million to our U.S. plans and approximately $35 million to our non-U.S. plans. However, our actual contributions and plans may change due to many factors, including timing of regulatory approval for the wind up of our Canadian plans, changes in tax, employee benefit or other laws, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 31, 2016 were (in millions):

	U.S. Plans	Non-U.S. Plans
2017	$377	$524
2018	322	794
2019	326	61
2020	321	62
2021	330	66
2022-2026	1,651	386
Postretirement Plans
Obligations:
Our postretirement benefit plans are not funded. The changes in and the amount of the accrued benefit obligations at December 31, 2016 and January 3, 2016 were (in millions):

	December 31, 2016	January 3, 2016
Accrued benefit obligations at beginning of year	$1,945	$205
Service cost	11	13
Interest cost	51	56
Benefits paid	(150)	(106)
Actuarial losses/(gains)	5	(7)
Plan amendments	(158)	(1,507)
Currency	6	(25)
Curtailments	—	(55)
Participant's contributions	—	—
Assumption of Kraft's benefit obligations	—	3,371
Other	4	—
Accrued benefit obligations at end of year	$1,714	$1,945
In the third quarter of 2015, we made a number of plan amendments to certain of our postretirement health care benefit plans in the U.S., which resulted in a $1.5 billion reduction to our postretirement plan accrued benefit obligations. This $1.5 billion pre-tax benefit was deferred as a component of accumulated other comprehensive income/(losses) and is being amortized to net income/(loss) as a prior service credit over the remaining working life to full eligibility of the covered employees.

We used the following weighted average assumptions to determine our postretirement benefit obligations at December 31, 2016 and January 3, 2016:

	December 31, 2016	January 3, 2016
Discount rate	3.8%	4.2%
Health care cost trend rate assumed for next year	6.3%	6.5%
Ultimate trend rate	4.9%	4.9%
Discount rates for our plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Our expected health care cost trend rate is based on historical costs.
The year that the health care cost trend rate reaches the ultimate trend rate varies by plan and ranges between 2022 and 2027 as of December 31, 2016.
Assumed health care costs trend rates have a significant impact on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, increase/(decrease) in cost and obligation, as of December 31, 2016 (in millions):

	One-Percentage-Point
	Increase	Decrease
Effect on annual service and interest cost	$6	$(5)
Effect on postretirement benefit obligation	74	(63)
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Service cost	$11	$13	$5
Interest cost	51	56	9
Amortization of prior service costs/(credits)	(362)	(112)	(6)
Amortization of unrecognized losses/(gains)	(1)	—	—
Curtailments	—	1	(7)
Net postretirement cost/(benefit)	$(301)	$(42)	$1
We capitalized a portion of net postretirement costs/(benefits) into inventory based on our production activities. These amounts are included in the table above.
The amortization of prior service credits in 2016 and 2015 was primarily driven by the 2015 plan amendments. Amortization of prior service credits in 2016 included 12 months of amortization related to the 2015 plan amendments, and 2015 included four months of such amortization.
We used the following weighted average assumptions to determine our net postretirement benefit plans cost:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Discount rate - Service Cost	4.3%	4.2%	4.3%
Discount rate - Interest Cost	3.0%	4.2%	4.3%
Health care cost trend rate	6.5%	6.7%	6.0%

Future Benefit Payments:
Our estimated future benefit payments for our postretirement plans at December 31, 2016 were (in millions):

2017	$154
2018	150
2019	144
2020	138
2021	132
2022-2026	570
Other Costs
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $74 million in 2016, $52 million in 2015, and $19 million in 2014.
Accumulated Other Comprehensive Income/(Losses):
Our accumulated other comprehensive income/(losses) pension and postretirement benefit plans balances, before tax, consisted of the following (in millions):

	Pension Benefits		Postretirement Benefits		Total
	December 31, 2016	January 3, 2016	December 31, 2016	January 3, 2016	December 31, 2016	January 3, 2016
Net actuarial gain/(loss)	$(35)	$13	$64	$70	$29	$83
Prior service credit/(cost)	—	—	1,205	1,409	1,205	1,409
	$(35)	$13	$1,269	$1,479	$1,234	$1,492
The net postemployment benefits recognized in other comprehensive income/(loss), consisted of the following (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Net postemployment benefit gains/(losses) arising during the period:
Net actuarial gains/(losses) arising during the period - Pension Benefits	$(73)	$3	$(75)
Net actuarial gains/(losses) arising during the period - Postretirement Benefits	(5)	62	1
Prior service credits/(costs) arising during the period - Pension Benefits	—	(7)	—
Prior service credits/(costs) arising during the period - Postretirement Benefits	158	1,507	—
	80	1,565	(74)
Tax benefit/(expense)	(23)	(619)	40
	$57	$946	$(34)

Reclassification of net postemployment benefit losses/(gains) to net income/(loss):
Amortization of unrecognized losses/(gains) - Pension Benefits	$—	$3	$—
Amortization of unrecognized losses/(gains) - Postretirement Benefits	(1)	—	—
Amortization of prior service costs/(credits) - Pension Benefits	—	—	—
Amortization of prior service costs/(credits) - Postretirement Benefits	(362)	(112)	(6)
Net settlement and curtailment losses/(gains) - Pension Benefits	25	(24)	4
Net settlement and curtailment losses/(gains) - Postretirement Benefits	—	1	(7)
	(338)	(132)	(9)
Tax benefit/(expense)	131	47	2
	$(207)	$(85)	$(7)
As of December 31, 2016, we expect to amortize $312 million of postretirement benefit plans prior service credits from accumulated other comprehensive income/(losses) into net postretirement benefit plans costs/(benefits) during 2017. We do not expect to amortize any other significant postemployment benefit losses/(gains) into net pension or net postretirement benefit plan costs/(benefits) during 2017.

Note 10. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses) were as follows (net of tax):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
	(in millions)
Balance as of December 29, 2013	$22	$102	$108	$232
Foreign currency translation adjustments	(932)	—	—	(932)
Net deferred gains/(losses) on net investment hedges	336	—	—	336
Net postemployment benefit gains/(losses) arising during the period	—	(34)	—	(34)
Reclassification of net postemployment benefit losses/(gains)	—	(7)	—	(7)
Net deferred gains/(losses) on cash flow hedges	—	—	(173)	(173)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	4	4
Total other comprehensive income/(loss)	(596)	(41)	(169)	(806)
Balance as of December 28, 2014	(574)	61	(61)	(574)
Foreign currency translation adjustments	(1,578)	—	—	(1,578)
Net deferred gains/(losses) on net investment hedges	506	—	—	506
Net postemployment benefit gains/(losses) arising during the period	—	946	—	946
Reclassification of net postemployment benefit losses/(gains)	—	(85)	—	(85)
Net deferred gains/(losses) on cash flow hedges	—	—	(6)	(6)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	120	120
Total other comprehensive income/(loss)	(1,072)	861	114	(97)
Balance as of January 3, 2016	(1,646)	922	53	(671)
Foreign currency translation adjustments	(992)	—	—	(992)
Net deferred gains/(losses) on net investment hedges	226	—	—	226
Net postemployment benefit gains/(losses) arising during the period	—	57	—	57
Reclassification of net postemployment benefit losses/(gains)	—	(207)	—	(207)
Net deferred gains/(losses) on cash flow hedges	—	—	46	46
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	(87)	(87)
Total other comprehensive income/(loss)	(766)	(150)	(41)	(957)
Balance as of December 31, 2016	$(2,412)	$772	$12	$(1,628)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) for the years ended December 31, 2016, January 3, 2016, and December 28, 2014 were as follows (in millions):

	December 31, 2016 (52 weeks)			January 3, 2016 (53 weeks)			December 28, 2014 (52 weeks)
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(992)	$—	$(992)	$(1,578)	$—	$(1,578)	$(932)	$—	$(932)
Net deferred gains/(losses) on net investment hedges	426	(200)	226	801	(295)	506	545	(209)	336
Net actuarial gains/(losses) arising during the period	(78)	38	(40)	65	(42)	23	(74)	40	(34)
Prior service credits/(costs) arising during the period	158	(61)	97	1,500	(577)	923	—	—	—
Reclassification of net postemployment benefit losses/(gains)	(338)	131	(207)	(132)	47	(85)	(9)	2	(7)
Net deferred gains/(losses) on cash flow hedges	40	6	46	(38)	32	(6)	(268)	95	(173)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(81)	(6)	(87)	195	(75)	120	(5)	9	4
In the third quarter of 2016, we determined that we had misstated the prior service credit related to the postretirement plan amendment recognized in the third quarter 2015 financial statements. This misstatement had an impact on other comprehensive income/(losses) for the year ended January 3, 2016. In the third quarter of 2016, we recorded a correction to reduce accrued postemployment costs by $107 million, reduce deferred income taxes by $41 million, and increase accumulated other comprehensive income/(losses) by $66 million on the consolidated balance sheet. This correction is reflected in prior service credits/(costs) arising during the period in the table above. This misstatement was not material to our current or any prior period financial statements.

The amounts reclassified from accumulated other comprehensive income/(losses) in 2016, 2015, and 2014 were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses)			Affected Line Item in the Statement Where Net Income is Presented
	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$(6)	$2	$1	Net sales
Foreign exchange contracts	(41)	(45)	(5)	Cost of products sold
Foreign exchange contracts	(38)	(1)	(1)	Other expense/(income), net
Interest rate contracts	4	239	—	Interest expense
Losses/(gains) on cash flow hedges before income taxes	(81)	195	(5)
Losses/(gains) on cash flow hedges income taxes	(6)	(75)	9
Losses/(gains) on cash flow hedges	$(87)	$120	$4

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$(1)	$3	$—	(a)
Amortization of prior service costs/(credits)	(362)	(112)	(6)	(a)
Settlement and curtailments losses/(gains)	25	(23)	(3)	(a)
Losses/(gains) on postemployment benefits before income taxes	(338)	(132)	(9)
Losses/(gains) on postemployment benefits income taxes	131	47	2
Losses/(gains) on postemployment benefits	$(207)	$(85)	$(7)

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 9, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest (which was primarily comprised of foreign currency translation adjustments) due to its insignificance.
Note 11. Debt
Borrowing Arrangements:
On July 6, 2015, together with Kraft Heinz Foods Company, our wholly owned operating subsidiary, we entered into a credit agreement (as amended, the “Credit Agreement”), which provides for:

•	a $4.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), which matures on July 6, 2021; and

•	a $600 million senior unsecured loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”), which matures on July 6, 2022.
The Revolving Credit Facility includes a $1.0 billion sub-limit for borrowings in alternative currencies (i.e., euro, sterling, Canadian dollars, or other lawful currencies readily available and freely transferable and convertible into U.S. dollars), as well as a letter of credit sub-facility of up to $300 million. Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion.
Any committed borrowings under the Senior Credit Facilities bear interest at a variable annual rate based on LIBOR/EURIBOR/CDOR loans or an alternate base rate/Canadian prime rate, in each case subject to an applicable margin based upon the long-term senior unsecured, non-credit enhanced debt rating assigned to us. The borrowings under the Revolving Credit Facility have interest rates based on, at our election, base rate, LIBOR, EURIBOR, CDOR, or Canadian prime rate plus a spread ranging from 87.5-175 basis points for LIBOR, EURIBOR, and CDOR loans, and 0-75 basis points for base rate or Canadian prime rate loans.
The Senior Credit Facilities contain representations, warranties, and covenants that are typical for these types of facilities. Our Revolving Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of December 31, 2016.

At December 31, 2016 and at January 3, 2016, $600 million aggregate principal amount of our Term Loan Facility was outstanding.  No amounts were drawn on our Revolving Credit Facility at December 31, 2016, at January 3, 2016, or during the years ended December 31, 2016 and January 3, 2016.
The obligations under the Credit Agreement are guaranteed by Kraft Heinz Foods Company in the case of indebtedness and other liabilities of any subsidiary borrower and by Kraft Heinz in the case of indebtedness and other liabilities of any subsidiary borrower and Kraft Heinz Foods Company.
In 2016, together with Kraft Heinz Foods Company, we commenced a commercial paper program. As of December 31, 2016, we had $642 million of commercial paper outstanding, with a weighted average interest rate of 1.074%. We had no commercial paper outstanding at January 3, 2016.
Long-Term Debt:
Our long-term debt consists of the following:

	Priority [1]	Maturity Dates	Interest Rates [2]	Carrying Values
				December 31, 2016	January 3, 2016
				(in millions)
U.S. dollar notes:
2025 Notes(a)	Senior Secured Notes	February 15, 2025	4.875%	$1,191	$1,190
Other U.S. dollar notes(b)(c)(d)	Senior Notes	2017-2046	1.500% - 7.125%	25,761	20,957
Euro notes(b)(c)	Senior Notes	2023-2028	1.500% - 2.250%	2,656	803
Canadian dollar notes(b)	Senior Notes	2018-2020	1.697% - 2.700%	743	720
British pound sterling notes(b)(d)	Senior Notes	2027-2030	4.125% - 6.250%	650	778
Term Loan Facility	Senior Unsecured Loan	July 6, 2022	2.114%	596	596
Other long-term debt	Various	2017-2035	0.500% - 5.800%	54	57
Capital lease obligations				108	129
Total long-term debt				31,759	25,230
Current portion of long-term debt				2,046	79
Long-term debt, excluding current portion				$29,713	$25,151

[1]
Priority of debt indicates the order which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.

[2]	Floating interest rates are stated as of December 31, 2016.

(a)	The 4.875% Second Lien Senior Secured Notes due February 15, 2025 (the “2025 Notes”) are senior in right of payment of existing and future unsecured and subordinated indebtedness.

(b)	We fully and unconditionally guarantee these notes, which were issued by Kraft Heinz Foods Company.
(c)    Includes current year issuances (the “May 2016 Note Issuances”), detailed as follows:
On May 24, 2016, we completed the sale of $2.0 billion aggregate principal amount of 3.000% Senior Notes due June 1, 2026 (the “2026 Notes”) and $3.0 billion aggregate principal amount of 4.375% Senior Notes due June 1, 2046 (the “2046 Notes”). Interest on the 2026 Notes and 2046 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016.
On May 25, 2016, we completed the sale of €550 million aggregate principal amount of 1.500% Senior Notes due May 24, 2024 (the “2024 Notes”) and €1,250 million aggregate principal amount of 2.250% Senior Notes due May 25, 2028 (the “2028 Notes”). Interest on the 2024 Notes is payable annually in arrears on May 24 of each year, beginning on May 24, 2017. Interest on the 2028 Notes is payable annually in arrears on May 25 of each year, beginning on May 25, 2017.
We used the net proceeds from the May 2016 Note Issuances primarily to redeem all outstanding shares of our 9.00% cumulative compounding preferred stock, Series A (“Series A Preferred Stock”) for $8.3 billion. See Note 12, Capital Stock, for additional information.

(d)
Includes £125 million aggregate principal amount of 6.250% Pound Sterling Notes due February 18, 2030 (the “2030 Notes”) previously issued by H.J. Heinz Finance UK Plc and guaranteed by Kraft Heinz Foods Company, which we became guarantor of in connection with the 2015 Merger.

Our long-term debt contains customary representations, covenants, and events of default, and we were in compliance with all such covenants at December 31, 2016.

At December 31, 2016, aggregate principal maturities of our long-term debt excluding capital leases were (in millions):

2017	$2,019
2018	2,685
2019	3
2020	2,999
2021	38
Thereafter	23,446
Debt Issuance Costs:
Unamortized debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of debt. In relation to our debt issuances, we incurred debt issuance costs of $53 million in 2016 and $99 million in 2015. Unamortized debt issuance costs were $124 million at December 31, 2016 and $85 million at January 3, 2016. Amortization of debt issuance costs was $14 million in 2016, $27 million in 2015, and $49 million in 2014.
Debt Premium:
Unamortized debt premiums are presented on the consolidated balance sheets as a direct addition to the carrying amount of debt. Unamortized debt premium, net was $585 million at December 31, 2016 and $699 million at January 3, 2016. Amortization of our debt premium, net was $88 million in 2016, $45 million in 2015, and $25 million in 2014.
Debt Repayments:
In 2015, we recorded a $341 million loss on extinguishment of debt, which was comprised of a write-off of debt issuance costs and unamortized debt discounts of $236 million in interest expense as well as call premiums of $105 million in other expense/(income), net.
Fair Value of Debt:
At December 31, 2016, the aggregate fair value of our total debt was $33.2 billion as compared with a carrying value of $32.4 billion. At January 3, 2016, the aggregate fair value of our total debt was $25.7 billion as compared with a carrying value of $25.2 billion. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 12. Capital Stock
Preferred Stock and Warrants
Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 920,000 shares of preferred stock.
On June 7, 2016, we redeemed all 80,000 outstanding shares of our Series A Preferred Stock for $8.3 billion. We funded this redemption primarily through the May 2016 Note Issuances, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand. In connection with the redemption, all Series A Preferred Stock was canceled and automatically retired.
The 80,000 shares of Series A Preferred Stock were issued in connection with the 2013 Merger, along with warrants to purchase 46 million Heinz common shares, at an exercise price of $0.01 per common share (the “Warrants”), for an aggregate purchase price of $8.0 billion. We allocated the proceeds to the Series A Preferred Stock ($7.6 billion) and the Warrants ($367 million) on a relative fair value basis. In June 2015, Berkshire Hathaway exercised the Warrants to purchase the additional 46 million Heinz common shares, which were subsequently reclassified and changed into approximately 20 million shares of Kraft Heinz common stock.
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5.0 billion shares of common stock.
Immediately prior to the consummation of the 2015 Merger, each share of Heinz issued and outstanding common stock was reclassified and changed into 0.443332 of a share of Kraft Heinz common stock. All share and per share amounts have been retroactively adjusted for all historical periods presented prior to the 2015 Merger Date to give effect to this conversion. In the 2015 Merger, all outstanding shares of Kraft common stock were converted into the right to receive, on one-for-one basis, shares of Kraft Heinz common stock.

Shares of common stock issued, in treasury, and outstanding were (in thousands of shares):

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 29, 2013	376,832	—	376,832
Exercise of stock options, issuance of other stock awards, and other	178	—	178
Balance at December 28, 2014	377,010	—	377,010
Exercise of warrants	20,480	—	20,480
Issuance of common stock to Sponsors	221,666	—	221,666
Acquisition of Kraft Foods Group, Inc.	592,898	—	592,898
Exercise of stock options, issuance of other stock awards, and other	2,338	(413)	1,925
Balance at January 3, 2016	1,214,392	(413)	1,213,979
Exercise of stock options, issuance of other stock awards, and other	4,555	(2,058)	2,497
Balance at December 31, 2016	1,218,947	(2,471)	1,216,476
Note 13. Financing Arrangements
We routinely enter into accounts receivable securitization and factoring programs. We account for transfers of receivables pursuant to these programs as a sale and remove them from our consolidated balance sheet.
At December 31, 2016, our most significant program in place was the U.S. securitization program, which was amended in May 2016 and originally entered into in October of 2015. Under the program, we are entitled to receive cash consideration of up to $800 million (which we elected to reduce to $500 million, effective February 21, 2017) and a receivable for the remainder of the purchase price (the “Deferred Purchase Price”). This securitization program utilizes a bankruptcy-remote special-purpose entity (“SPE”). The SPE is wholly-owned by a subsidiary of Kraft Heinz and its sole business consists of the purchase or acceptance, through capital contributions of receivables and related assets, from a Kraft Heinz subsidiary and subsequent transfer of such receivables and related assets to a bank. Although the SPE is included in our consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPE's assets prior to any assets or value in the SPE becoming available to Kraft Heinz or its subsidiaries. The assets of the SPE are not available to pay creditors of Kraft Heinz or its subsidiaries. This program expires in May 2017.
In addition to the U.S. securitization program, we have accounts receivable factoring programs denominated in Australian dollars, New Zealand dollars, British pound sterling, euros, and Japanese yen. Under these programs, we generally receive cash consideration up to a certain limit and a receivable for the Deferred Purchase Price. There is no Deferred Purchase Price associated with the Japanese yen contract. Related to these programs, our aggregate cash consideration limit, after applying applicable hold-backs, was $245 million U.S. dollars at December 31, 2016. Generally, each of these programs automatically renews annually until terminated by either party.
The cash consideration and carrying amount of receivables removed from the consolidated balance sheets in connection with the above programs were $904 million at December 31, 2016 and $267 million at January 3, 2016. The fair value of the Deferred Purchase Price for the programs was $129 million at December 31, 2016 and $583 million at January 3, 2016. The Deferred Purchase Price is included in sold receivables on the consolidated balance sheets and had a carrying value which approximated its fair value at December 31, 2016 and January 3, 2016. The proceeds from these sales are recognized on the consolidated statements of cash flows as a component of operating activities. We act as servicer for these arrangements and have not recorded any servicing assets or liabilities for these arrangements as of December 31, 2016 and January 3, 2016 because they were not material to the financial statements.

Note 14. Financial Instruments
Derivative Volume:
The notional values of our derivative instruments at December 31, 2016 and January 3, 2016 were (in millions):

	Notional Amount
	December 31, 2016	January 3, 2016
Commodity contracts	$459	$787
Foreign exchange contracts	2,997	3,458
Cross-currency contracts	3,173	4,328
Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets at December 31, 2016 and January 3, 2016 were (in millions):

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$69	$13	$—	$—	$69	$13
Cross-currency contracts	—	—	580	36	—	—	580	36
Derivatives not designated as hedging instruments:
Commodity contracts	28	7	—	—	—	—	28	7
Foreign exchange contracts	—	—	35	30	—	—	35	30
Cross-currency contracts	—	—	44	—	—	—	44	—
Total fair value	$28	$7	$728	$79	$—	$—	$756	$86

	January 3, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$46	$6	$—	$—	$46	$6
Cross-currency contracts	—	—	605	—	—	—	605	—
Derivatives not designated as hedging instruments:
Commodity contracts	24	29	1	7	—	—	25	36
Foreign exchange contracts	—	—	88	13	—	—	88	13
Cross-currency contracts	—	—	47	—	—	—	47	—
Total fair value	$24	$29	$787	$26	$—	$—	$811	$55
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $67 million at December 31, 2016 and $44 million at January 3, 2016. No material amounts of collateral were received or posted on our derivative assets and liabilities at December 31, 2016.
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
Net Investment Hedging:
In May 2016, we issued €1.8 billion aggregate principal amount of euro denominated notes (see Note 11, Debt). The principal amounts of these foreign denominated notes were designated as net investment hedges. Concurrently, we fully unwound our then-outstanding euro swap (USD notional amount of $1.1 billion). At December 31, 2016, the principal amounts of foreign denominated debt designated as net investment hedges totaled €2,550 million and £400 million.
At December 31, 2016, our cross-currency swaps designated as net investment hedges consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap	C$	1.8	1.6	December 2019
We also periodically enter into shorter-dated foreign currency contracts that are designated as net investment hedges. At December 31, 2016, we had a Chinese renminbi foreign currency contract with an aggregate USD notional amount of $119 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross-currency swap contracts and remeasurement of our foreign denominated debt.
Interest Rate Hedging:
During 2015, we de-designated all of our outstanding interest rate swaps (total notional amount of $7.9 billion) from hedging relationships in connection with the repayment of the Term B-1 and Term B-2 loans. We determined that the related forecasted future cash flows were probable of not occurring, and as a result, we reclassified $227 million of deferred losses initially reported in accumulated other comprehensive income/(losses) to net income/(loss) as interest expense.
Hedge Coverage:
At December 31, 2016, we had entered into contracts designated as hedging instruments, which hedge transactions for the following durations:

•	foreign currency contracts for periods not exceeding the next 12 months, and

•	cross-currency contracts for periods not exceeding the next three years.
At December 31, 2016, we had entered into contracts not designated as hedging instruments, which hedge economic risks for the following durations:

•	commodity contracts for periods not exceeding the next 12 months,

•	foreign exchange contracts for periods not exceeding the next 12 months, and

•	cross-currency contracts for periods not exceeding the next two years.
Hedge Ineffectiveness:
We record pre-tax gains or losses reclassified from accumulated other comprehensive income/(losses) due to ineffectiveness for foreign exchange contracts related to forecasted transactions in other expense/(income), net.

Deferred Hedging Gains and Losses:
Based on our valuation at December 31, 2016 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains for foreign currency cash flow hedges during the next 12 months to be $14 million. Additionally, we expect transfers to net income/(loss) of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.
Concentration of Credit Risk:
Counterparties to our foreign exchange derivatives consist of major international financial institutions. We continually monitor our positions and the credit ratings of the counterparties involved and, by policy, limit the amount of our credit exposure to any one party. While we may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. We closely monitor the credit risk associated with our counterparties and customers and to date have not experienced material losses.
Economic Hedging:
We enter into certain derivative contracts not designated as hedging instruments in accordance with our risk management strategy which have an economic impact of largely mitigating commodity price risk and foreign currency exposures. Gains and losses are recorded in net income/(loss) as a component of cost of products sold for our commodity contracts and other expense/(income), net for our cross currency and foreign exchange contracts.

Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the consolidated statements of income and statements of comprehensive income for 2016, 2015, and 2014:

	December 31, 2016 (52 weeks)				January 3, 2016 (53 weeks)
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$48	$—	$(8)	$—	$73	$—	$(111)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	45	147	—	—	—	736	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$93	$147	$(8)	$—	$73	$736	$(111)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$6	$—	$—	$—	$(2)	$—	$—
Cost of products sold (effective portion)	—	41	—	—	—	45	—	—
Other expense/(income), net	—	38	—	—	—	1	—	—
Interest expense	—	—	—	(4)	—	—	—	(239)
	—	85	—	(4)	—	44	—	(239)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	9	—	—	—	(57)	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	(63)	(3)	—	—	92	53	8
	9	(63)	(3)	—	(57)	92	53	8
Total gains/(losses) recognized in statements of income	$9	$22	$(3)	$(4)	$(57)	$136	$53	$(231)

	December 28, 2014 (52 weeks)
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$21	$—	$(289)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	—	545	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$21	$545	$(289)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$(1)	$—	$—
Cost of products sold (effective portion)	—	5	—	—
Other expense/(income), net	—	1	—	—
Interest expense	—	—	—	—
	—	5	—	—
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	—	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	151	—	—
	—	151	—	—
Total gains/(losses) recognized in statements of income	$—	$156	$—	$—
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized a pre-tax gain in other comprehensive income/(loss) of $234 million in 2016 and $65 million in 2015.
Note 15. Venezuela - Foreign Currency and Inflation
We have a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the condiments and sauces and infant/nutrition categories. We apply highly inflationary accounting to the results of our Venezuelan subsidiary and include these results in our consolidated financial statements. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current net income/(loss), rather than accumulated other comprehensive income/(losses) on the balance sheet, until the Venezuelan economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates.
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
At December 31, 2016, there were two exchange rates legally available to us for converting Venezuelan bolivars to U.S. dollars, including:

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

The DICOM rate (formerly the Marginal Currency System “SIMADI”) averaged BsF496 per U.S. dollar in 2016 and was BsF674 per U.S. dollar at December 31, 2016. We have had access to U.S. dollars at DICOM rates in 2016. As of December 31, 2016, we believe that the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary.
We have had no settlements at the current official exchange rate of BsF10 per U.S. dollar in 2016. We have had limited access to, and settlements at, the former official exchange rate of BsF6.30 per U.S. dollar in 2016 (as of March 10, 2016, the official exchange rate was devalued to BsF10 per U.S. dollar). We had outstanding requests of $26 million at December 31, 2016 for payment of invoices for the purchase of ingredients and packaging materials for the years 2012 through 2015, all of which were requested for payment at BsF6.30 per U.S. dollar.
Throughout 2016, we remeasured the net monetary assets and operating results of our Venezuelan subsidiary, resulting in a net nonmonetary currency devaluation loss of $24 million in 2016, which was recorded in other expense/(income), net, in the consolidated statement of income. During the second quarter of 2016, the DICOM rate deteriorated significantly, from BsF276 per U.S. dollar as of April 3, 2016 to BsF628 per U.S. dollar as of July 3, 2016. Accordingly, as of July 3, 2016, we assessed the nonmonetary assets of our Venezuelan subsidiary for impairment, resulting in a $53 million loss to write down property, plant and equipment, net, and prepaid spare parts, which was recorded within cost of products sold in the consolidated statements of income for that period. We continue to monitor the DICOM rate, and our nonmonetary assets being supported by the underlying operations in Venezuela, for impairment. The currency has ranged between BsF628 and BsF676 per U.S. dollar from July 3, 2016 to December 31, 2016. No triggers for impairment resulted from this movement.
In June 2015, due to the continued lack of liquidity and increasing economic uncertainty, we reevaluated the rate used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary. We determined that the DICOM rate was the most appropriate legally available rate. At June 28, 2015, we remeasured the net monetary assets of our Venezuelan subsidiary at the then DICOM rate of BsF197.7 per U.S. dollar, resulting in a nonmonetary currency devaluation loss of $234 million, which was recorded in other expense/(income), net, in the consolidated statements of income for the second quarter of 2015. Additionally, we assessed the nonmonetary assets of our Venezuelan subsidiary for impairment, which resulted in a $49 million loss to write down inventory to the lower of cost or market, which was recorded in cost of products sold in the consolidated statements of income for the second quarter of 2015. Prior to June 28, 2015, we used the official exchange rate of BsF6.30 per U.S. dollar to translate the results of our Venezuelan subsidiary.
In 2014, we also had limited access to the Complimentary System of Foreign Currency Acquirement (“SICAD”) II foreign exchange mechanism, which was eliminated in 2016. SICAD II was the market through which U.S. dollars were to be obtained for the remittance of dividends. This market had significantly higher foreign exchange rates than those available through the other foreign exchange mechanisms at the time, with published weighted average daily exchange rates of approximately BsF50 per U.S. dollar. In 2014, we converted 164 million bolivars into $3 million U.S. dollars, recognizing a $23 million transactional currency loss, which was recorded in other expense/(income), net, in the consolidated statements of income.
Note 16. Commitments and Contingencies
Legal Proceedings:
We are routinely involved in legal proceedings, claims, and governmental inquiries, inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.
On April 1, 2015, the Commodity Futures Trading Commission (“CFTC”) filed a formal complaint against Mondelēz International (formerly known as Kraft Foods Inc.) and Kraft in the U.S. District Court for the Northern District of Illinois, Eastern Division, related to activities involving the trading of December 2011 wheat futures contracts. The complaint alleges that Mondelēz International and Kraft (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011, (2) violated position limit levels for wheat futures, and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. As previously disclosed by Kraft, these activities arose prior to the October 1, 2012 spin-off of Kraft by Mondelēz International to its shareholders and involve the business now owned and operated by Mondelēz International or its affiliates. The Separation and Distribution Agreement between Kraft and Mondelēz International, dated as of September 27, 2012, governs the allocation of liabilities between Mondelēz International and Kraft and, accordingly, Mondelēz International will predominantly bear the costs of this matter and any monetary penalties or other payments that the CFTC may impose. We do not expect this matter to have a material adverse effect on our financial condition, results of operations, or business.
While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve any of the Legal Matters that are currently pending will have a material adverse effect on our financial condition or results of operations.

Leases:
Rental expenses for leases of warehouse, production, and office facilities and equipment were $149 million in 2016, $160 million in 2015, and $102 million in 2014.
Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2016 were (in millions):

2017	$94
2018	92
2019	77
2020	61
2021	43
Thereafter	107
Total	$474
Purchase Obligations:
We have purchase obligations for materials, supplies, property, plant and equipment, and co-packing, storage and distribution services based on projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology, and professional services. As of December 31, 2016, our take-or-pay purchase obligations were as follows (in millions):

2017	$1,861
2018	670
2019	369
2020	252
2021	125
Thereafter	366
Total	$3,643
Redeemable Noncontrolling Interest:
In April 2016, the minority partner in our Brazilian subsidiary, Coniexpress S.A. Industrias Alimenticias (“Coniexpress”), exercised a put option that required us to purchase its remaining 5% equity interest in the subsidiary for $21 million. The redemption value was determined based on a specified formula within the shareholders’ agreement between our Brazilian subsidiary and the minority partner. An adjustment was made to retained earnings to record the carrying value at the maximum redemption value immediately prior to this transaction. As this exercise did not result in a change in control of Coniexpress, it was accounted for as an equity transaction. We now own 100% of Coniexpress.

Note 17. Earnings Per Share
As a result of the stock conversion prior to the 2015 Merger, all per share data, numbers of shares, and numbers of equity awards outstanding were retroactively adjusted for all historical periods presented prior to the 2015 Merger Date. See Note 1, Background and Basis of Presentation, for additional information.
Our earnings per common share (“EPS”) for 2016, 2015, and 2014 were:

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
	(in millions, except per share amounts)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$3,452	$(266)	$(63)
Weighted average shares of common stock outstanding	1,217	786	377
Net earnings/(loss)	$2.84	$(0.34)	$(0.17)
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$3,452	$(266)	$(63)
Weighted average shares of common stock outstanding	1,217	786	377
Effect of dilutive securities:
Equity awards	9	—	—
Weighted average shares of common stock outstanding, including dilutive effect	1,226	786	377
Net earnings/(loss)	$2.81	$(0.34)	$(0.17)
We use the treasury stock method to calculate the dilutive effect of outstanding warrants and equity awards in the denominator for diluted earnings per common share. Due to the net loss attributable to common shareholders in 2015 and 2014, the dilutive effects of equity awards and warrants were excluded because their inclusion would have had an anti-dilutive effect on earnings per share. Anti-dilutive shares were 3 million in 2016, 17 million in 2015, and 29 million in 2014.
Note 18. Segment Reporting
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, throughout the world.
We manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of two operating segments: Latin America; and Asia Pacific, Middle East, and Africa (“AMEA”).
In the fourth quarter of 2016, we reorganized our segments to reflect a change in our organizational structure. As a result, the Russia business, which was included within our historical Russia, India, Middle East and Africa (“RIMEA”) operating segment, moved to our Europe reportable segment. The remaining businesses within RIMEA joined our historical Asia Pacific operating segment to form the AMEA operating segment. These changes were effective December 31, 2016. We have reflected these changes for all historical periods presented. Additionally, we have reflected this change in our Integration Program and restructuring expenses disclosed by segment in Note 3, Integration and Restructuring Expenses, and in our goodwill balances disclosed by segment in Note 6, Goodwill and Intangible Assets. This change did not have a material impact on our current or any prior period results.
Additionally, in the fourth quarter of 2016, we determined that our Global Procurement Office (“GPO”), formerly managed by a subsidiary within our Europe segment, would be managed by our global headquarters. This change aligns management of this function with the global nature of the centralized procurement benefits and with our business objective to continue expanding the reach of the GPO. As a result of this change, we have restated our segment results to exclude GPO costs from the Europe segment and to include such costs within general corporate expenses. This change did not impact our Integration Program and restructuring expenses disclosed by segment in Note 3, Integration and Restructuring Expenses, or our goodwill balances disclosed by segment in Note 6, Goodwill and Intangible Assets. This change did not have a material impact on our current or any prior period results.
In the first quarter of 2016, we moved certain historical Kraft export businesses from our United States segment to our Rest of World and Europe segments to align with our long-term go-to-market strategies. We began to manage and report our results reflecting this change in the first quarter of 2016 and have reflected this change in all historical periods presented. This change did not have a material impact on our current or any prior period results. This change did not impact our Integration Program and restructuring expenses disclosed by segment in Note 3, Integration and Restructuring Expenses. See Note 6, Goodwill and Intangible Assets, for the impact on our goodwill balances disclosed by segment.

Management evaluates segment performance based on several factors including net sales and segment adjusted earnings before interest, tax, depreciation, and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, and nonmonetary currency devaluation (e.g., remeasurement gains and losses). In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. There are no pro forma adjustments to any of the numbers disclosed in this note to the consolidated financial statements except for the Segment Adjusted EBITDA reconciliation.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Net sales:
United States	$18,641	$10,943	$3,615
Canada	2,309	1,437	631
Europe	2,366	2,656	3,233
Rest of World	3,171	3,302	3,443
Total net sales	$26,487	$18,338	$10,922
Segment Adjusted EBITDA was (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
	(in millions)
Segment Adjusted EBITDA:
United States	$5,862	$4,690	$4,421
Canada	642	541	615
Europe	781	938	939
Rest of World	657	742	732
General corporate expenses	(164)	(172)	(181)
Depreciation and amortization (excluding integration and restructuring expenses)	(536)	(779)	(924)
Integration and restructuring expenses	(1,012)	(1,117)	(743)
Merger costs	(30)	(194)	(68)
Amortization of inventory step-up	—	(347)	—
Unrealized gains/(losses) on commodity hedges	38	41	(79)
Impairment losses	(53)	(58)	(221)
Gains/(losses) on sale of business	—	21	—
Nonmonetary currency devaluation	(4)	(57)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(39)	(61)	(108)
Other pro forma adjustments	—	(1,549)	(2,815)
Operating income	6,142	2,639	1,568
Interest expense	1,134	1,321	686
Other expense/(income), net	(15)	305	79
Income/(loss) before income taxes	$5,023	$1,013	$803

Total depreciation and amortization expense by segment was (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Depreciation and amortization expense:
United States	$966	$484	$191
Canada	56	36	83
Europe	84	86	124
Rest of World	87	85	100
General corporate expenses	144	49	32
Total depreciation and amortization expense	$1,337	$740	$530
Total capital expenditures by segment were (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Capital expenditures:
United States	$843	$377	$146
Canada	30	19	2
Europe	109	106	102
Rest of World	102	99	86
General corporate expenses	163	47	63
Total capital expenditures	$1,247	$648	$399
Concentration of risk:
Our largest customer, Wal-Mart Stores Inc., represented approximately 22% of our net sales in 2016, approximately 20% of our net sales in 2015, and approximately 10% of our net sales in 2014. All of our segments have sales to Wal-Mart Stores Inc.
In 2016, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Our net sales by product category were (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Condiments and sauces	$6,781	$5,877	$5,502
Cheese and dairy	5,661	2,795	—
Ambient meals	2,283	1,859	1,543
Frozen and chilled meals	2,251	2,179	1,975
Meats and seafood	2,710	1,480	199
Refreshment beverages	1,529	665	—
Coffee	1,496	710	—
Infant and nutrition	762	902	1,116
Desserts, toppings and baking	980	521	—
Nuts and salted snacks	1,051	562	—
Other	983	788	587
Total net sales	$26,487	$18,338	$10,922

We had significant sales in the United States, Canada, and the United Kingdom. Our net sales by geography were (in millions):

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)
Net sales:
United States	$18,641	$10,943	$3,615
Canada	2,309	1,437	631
United Kingdom	1,055	1,334	1,549
Other	4,482	4,624	5,127
Total net sales	$26,487	$18,338	$10,922
We had significant long-lived assets in the United States, United Kingdom, and Canada. Long-lived assets include property, plant and equipment, goodwill, trademarks, and other intangibles, net of related depreciation and amortization. Our long-lived assets by geography were (in millions):

	December 31, 2016	January 3, 2016
Long-lived assets:
United States	$92,243	$92,881
United Kingdom	5,669	6,756
Canada	6,172	6,021
Other	6,026	6,037
Total long-lived assets	$110,110	$111,695
The change in long-lived assets within the United Kingdom from January 3, 2016 to December 31, 2016 is primarily driven by foreign currency exchange rates.
Note 19. Quarterly Financial Data (Unaudited)
Our quarterly financial data for 2016 and 2015 was:

	2016 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net sales	$6,570	$6,793	$6,267	$6,857
Gross profit	2,378	2,531	2,218	2,459
Net income/(loss)	900	955	843	944
Net income/(loss) attributable to Kraft Heinz	896	950	842	944
Net income/(loss) attributable to common shareholders	896	770	842	944
Per share data applicable to common shareholders:
Basic earnings/(loss)	0.74	0.63	0.69	0.78
Diluted earnings/(loss)	0.73	0.63	0.69	0.77

	2015 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net sales	$2,478	$2,616	$6,120	$7,124
Gross profit	847	882	1,628	2,404
Net income/(loss)	279	(160)	(120)	648
Net income/(loss) attributable to Kraft Heinz	276	(164)	(123)	645
Net income/(loss) attributable to common shareholders	96	(344)	(303)	285
Per share data applicable to common shareholders:
Basic earnings/(loss)	0.26	(0.91)	(0.27)	0.23
Diluted earnings/(loss)	0.24	(0.91)	(0.27)	0.23

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.
Note 20. Supplemental Financial Information
We fully and unconditionally guarantee the notes issued by our wholly owned operating subsidiary, Kraft Heinz Foods Company. See Note 11, Debt, for additional descriptions of these guarantees. None of our other subsidiaries guarantee these notes.
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of Kraft Heinz (as parent guarantor), Kraft Heinz Foods Company (as subsidiary issuer of the notes), and the non-guarantor subsidiaries on a combined basis and eliminations necessary to arrive at the total reported information on a consolidated basis. This condensed consolidating financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations, and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the parent guarantor, subsidiary issuer, and the non-guarantor subsidiaries.

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Year Ended December 31, 2016
(52 weeks)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$17,809	$9,310	$(632)	$26,487
Cost of products sold	—	11,156	6,377	(632)	16,901
Gross profit	—	6,653	2,933	—	9,586
Selling, general and administrative expenses	—	970	2,474	—	3,444
Intercompany service fees and other recharges	—	4,624	(4,624)	—	—
Operating income	—	1,059	5,083	—	6,142
Interest expense	—	1,076	58	—	1,134
Other expense/(income), net	—	144	(159)	—	(15)
Income/(loss) before income taxes	—	(161)	5,184	—	5,023
Provision for/(benefit from) income taxes	—	(372)	1,753	—	1,381
Equity in earnings of subsidiaries	3,632	3,421	—	(7,053)	—
Net income/(loss)	3,632	3,632	3,431	(7,053)	3,642
Net income/(loss) attributable to noncontrolling interest	—	—	10	—	10
Net income/(loss) excluding noncontrolling interest	$3,632	$3,632	$3,421	$(7,053)	$3,632

Comprehensive income/(loss) excluding noncontrolling interest	$2,675	$2,675	$5,717	$(8,392)	$2,675

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Year Ended January 3, 2016
(53 weeks)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$10,580	$8,145	$(387)	$18,338
Cost of products sold	—	7,298	5,666	(387)	12,577
Gross profit	—	3,282	2,479	—	5,761
Selling, general and administrative expenses	—	1,449	1,673	—	3,122
Intercompany service fees and other recharges	—	929	(929)	—	—
Operating income	—	904	1,735	—	2,639
Interest expense	—	1,221	100	—	1,321
Other expense/(income), net	—	140	165	—	305
Income/(loss) before income taxes	—	(457)	1,470	—	1,013
Provision for/(benefit from) income taxes	—	(192)	558	—	366
Equity in earnings of subsidiaries	634	899	—	(1,533)	—
Net income/(loss)	634	634	912	(1,533)	647
Net income/(loss) attributable to noncontrolling interest	—	—	13	—	13
Net income/(loss) excluding noncontrolling interest	$634	$634	$899	$(1,533)	$634

Comprehensive income/(loss) excluding noncontrolling interest	$537	$537	$(734)	$197	$537

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Year Ended December 28, 2014
(52 weeks)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,740	$7,325	$(143)	$10,922
Cost of products sold	—	2,663	5,125	(143)	7,645
Gross profit	—	1,077	2,200	—	3,277
Selling, general and administrative expenses	—	633	1,076	—	1,709
Intercompany service fees and other recharges	—	(23)	23	—	—
Operating income	—	467	1,101	—	1,568
Interest expense	—	556	130	—	686
Other expense/(income), net	—	104	(25)	—	79
Income/(loss) before income taxes	—	(193)	996	—	803
Provision for/(benefit from) income taxes	—	(156)	287	—	131
Equity in earnings of subsidiaries	657	694	—	(1,351)	—
Net income/(loss)	657	657	709	(1,351)	672
Net income/(loss) attributable to noncontrolling interest	—	—	15	—	15
Net income/(loss) excluding noncontrolling interest	$657	$657	$694	$(1,351)	$657

Comprehensive income/(loss) excluding noncontrolling interest	$(149)	$(149)	$(180)	$329	$(149)

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of December 31, 2016
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,830	$1,374	$—	$4,204
Trade receivables	—	12	757	—	769
Receivables due from affiliates	—	712	111	(823)	—
Dividends due from affiliates	39	—	—	(39)	—
Sold receivables	—	—	129	—	129
Inventories	—	1,759	925	—	2,684
Short-term lending due from affiliates	—	1,722	2,956	(4,678)	—
Other current assets	—	2,229	447	(1,709)	967
Total current assets	39	9,264	6,699	(7,249)	8,753
Property, plant and equipment, net	—	4,447	2,241	—	6,688
Goodwill	—	11,067	33,058	—	44,125
Investments in subsidiaries	57,358	70,877	—	(128,235)	—
Intangible assets, net	—	3,364	55,933	—	59,297
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	501	1,116	—	1,617
TOTAL ASSETS	$57,397	$101,220	$101,047	$(139,184)	$120,480
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$642	$3	$—	$645
Current portion of long-term debt	—	2,032	14	—	2,046
Short-term lending due to affiliates	—	2,956	1,722	(4,678)	—
Trade payables	—	2,376	1,620	—	3,996
Payables due to affiliates	—	111	712	(823)	—
Accrued marketing	—	277	472	—	749
Accrued postemployment costs	—	144	13	—	157
Income taxes payable	—	—	1,964	(1,709)	255
Interest payable	—	401	14	—	415
Dividends payable	39	—	—	—	39
Dividends due to affiliates	—	39	—	(39)	—
Other current liabilities	—	588	611	—	1,199
Total current liabilities	39	9,566	7,145	(7,249)	9,501
Long-term debt	—	28,736	977	—	29,713
Long-term borrowings due to affiliates	—	2,000	1,902	(3,902)	—
Deferred income taxes	—	1,382	19,466	—	20,848
Accrued postemployment costs	—	1,754	284	—	2,038
Other liabilities	—	424	382	—	806
TOTAL LIABILITIES	39	43,862	30,156	(11,151)	62,906
Redeemable noncontrolling interest	—	—	—	—	—
Total shareholders’ equity	57,358	57,358	70,675	(128,033)	57,358
Noncontrolling interest	—	—	216	—	216
TOTAL EQUITY	57,358	57,358	70,891	(128,033)	57,574
TOTAL LIABILITIES AND EQUITY	$57,397	$101,220	$101,047	$(139,184)	$120,480

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

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2016
(52 weeks)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$3,097	$4,369	$884	$(3,112)	$5,238
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(923)	(324)	—	(1,247)
Proceeds from net investment hedges	—	104	(13)	—	91
Net proceeds from/(payments on) intercompany lending activities	—	690	37	(727)	—
Additional investments in subsidiaries	55	(10)	—	(45)	—
Return of capital	8,987	—	—	(8,987)	—
Other investing activities, net	—	49	(6)	—	43
Net cash provided by/(used for) investing activities	9,042	(90)	(306)	(9,759)	(1,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(72)	(14)	—	(86)
Proceeds from issuance of long-term debt	—	6,978	3	—	6,981
Debt issuance costs	—	(53)	—	—	(53)
Proceeds from issuance of commercial paper	—	6,680	—	—	6,680
Repayments of commercial paper	—	(6,043)	—	—	(6,043)
Net proceeds from/(payments on) intercompany borrowing activities	—	(37)	(690)	727	—
Dividends paid-Series A Preferred Stock	(180)	—	—	—	(180)
Dividends paid-common stock	(3,584)	(3,764)	(16)	3,780	(3,584)
Redemption of Series A Preferred Stock	(8,320)	—	—	—	(8,320)
Other intercompany capital stock transactions	—	(8,374)	10	8,364	—
Other financing activities, net	(55)	47	(8)	—	(16)
Net cash provided by/(used for) financing activities	(12,139)	(4,638)	(715)	12,871	(4,621)
Effect of exchange rate changes on cash and cash equivalents	—	—	(137)	—	(137)
Cash and cash equivalents:
Net increase/(decrease)	—	(359)	(274)	—	(633)
Balance at beginning of period	—	3,189	1,648	—	4,837
Balance at end of period	$—	$2,830	$1,374	$—	$4,204

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Year Ended January 3, 2016
(53 weeks)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$632	$1,227	$1,395	$(787)	$2,467
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(400)	(248)	—	(648)
Proceeds from net investment hedges	—	488	—	—	488
Net proceeds from/(payments on) intercompany lending activities	—	737	(721)	(16)	—
Payments to acquire Kraft Foods Group, Inc., net of cash acquired	—	(9,535)	67	—	(9,468)
Additional investments in subsidiaries	(10,000)	—	—	10,000	—
Return of capital	1,570	5	—	(1,575)	—
Other investing activities, net	—	(66)	(10)	—	(76)
Net cash provided by/(used for) investing activities	(8,430)	(8,771)	(912)	8,409	(9,704)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(12,284)	(30)	—	(12,314)
Proceeds from issuance of long-term debt	—	14,032	802	—	14,834
Debt issuance costs	—	(94)	(4)	—	(98)
Net proceeds from/(payments on) intercompany borrowing activities	—	721	(737)	16	—
Proceeds from issuance of common stock to Sponsors	10,000	—	—	—	10,000
Dividends paid-Series A Preferred Stock	(900)	—	—	—	(900)
Dividends paid-common stock	(1,302)	(2,202)	(155)	2,357	(1,302)
Other intercompany capital stock transactions	—	10,000	(5)	(9,995)	—
Other financing activities, net	—	19	(56)	—	(37)
Net cash provided by/(used for) financing activities	7,798	10,192	(185)	(7,622)	10,183
Effect of exchange rate changes on cash and cash equivalents	—	—	(407)	—	(407)
Cash and cash equivalents:
Net increase/(decrease)	—	2,648	(109)	—	2,539
Balance at beginning of period	—	541	1,757	—	2,298
Balance at end of period	$—	$3,189	$1,648	$—	$4,837

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 28, 2014
(52 weeks)
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$578	$669	$1,556	$(663)	$2,140
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(211)	(188)	—	(399)
Net proceeds from/(payments on) intercompany lending activities	—	(802)	(2,479)	3,281	—
Return of capital	142	—	—	(142)	—
Other investing activities, net	—	23	27	—	50
Net cash provided by/(used for) investing activities	142	(990)	(2,640)	3,139	(349)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(1,096)	(7)	—	(1,103)
Net proceeds from/(payments on) intercompany borrowing activities	—	2,479	802	(3,281)	—
Dividends paid-Series A Preferred Stock	(720)	—	—	—	(720)
Dividends paid-common stock	—	(720)	(85)	805	—
Other financing activities, net	—	12	(9)	—	3
Net cash provided by/(used for) financing activities	(720)	675	701	(2,476)	(1,820)
Effect of exchange rate changes on cash and cash equivalents	—	—	(132)	—	(132)
Cash and cash equivalents:
Net increase/(decrease)	—	354	(515)	—	(161)
Balance at beginning of period	—	187	2,272	—	2,459
Balance at end of period	$—	$541	$1,757	$—	$2,298

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2016. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, management determined that as of December 31, 2016, we maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which appears herein under Item 8.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of conduct is available free of charge on our website at www.kraftheinzcompany.com and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, 200 East Randolph Street, Suite 7600; Chicago, Illinois 60601. Any amendment to our code of conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our Web site within the time period required by the SEC and applicable NASDAQ rules. The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additional information required by this Item 10 is included under the headings “Company Proposals - Proposal 1. Election of Directors,” “Corporate Governance and Board Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters – Governance Guidelines and Codes of Conduct,” and “Board Committees and Membership – Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on April 19, 2017 (“2017 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by this Item 11 is included under the headings “Board Committees and Membership – Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables,” in our 2017 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2016, were:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,374,026	$37.39	51,175,265
Equity compensation plans not approved by security holders	—	—	—
Total	21,374,026		51,175,265
(1) Includes the vesting of RSUs.
Information related to the security ownership of certain beneficial owners and management is included in our 2017 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the heading “Corporate Governance and Board Matters - Independence and Related Person Transactions” in our 2017 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services.
Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2017 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Index to Consolidated Financial Statements and Schedules
Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.
(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

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

3.2	Amended and Restated Bylaws of The Kraft Heinz Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on December 9, 2016).

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

4.10	Form of the 2.70% Senior Notes due 2020 (included in Exhibit 4.16).
4.11
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

4.13
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

4.15
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

4.17
Third Supplemental Indenture dated July 2, 2015, governing the 6.375% Debentures due 2028 by and among H.J. Heinz Holding Corporation, H. J. Heinz Company and The Bank of New York Mellon (as successor trustee to Bank One, National Association) (incorporated by reference to Exhibit 4.19 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 6, 2015).

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

4.19
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

4.20	Supplemental Indenture No. 4, dated as of November 11, 2015, to the Indenture, by and between Kraft Foods Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012.
4.21
Second Lien Security Agreement, dated as of June 7, 2013, by and among Hawk Acquisition Intermediate Corporation II, and certain of its subsidiaries, collectively, as the Initial Grantors, and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.6 to H. J. Heinz Company’s Current Report on Form 8-K (File No. 1-3385), dated June 13, 2013).

4.22
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

4.24
Indenture by and between H. J. Heinz Company (as successor issuer), and The Bank of New York Mellon (as successor trustee)  dated as of July 15, 1992 (incorporated by reference to Exhibit 4(a) to H. J. Heinz Company’s Registration Statement on Form S-3 (File No. 333-48017), filed on March 16, 1998).

4.25
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

4.26	Form of the 3.000% Senior Notes due 2026 and the 4.375% Senior Notes due 2046 included in Exhibit 4.26.
4.27
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

4.28	Form of the 1.500% Senior Notes due 2024 and the 2.250% Senior Notes due 2028 included in Exhibit 4.28.
10.1
Tax Sharing and Indemnity Agreement by and between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on October 26, 2012).

10.2
Form of (Kraft Foods Group, Inc.) Global Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q (File No. 333-35491), filed on May 2, 2014).++

10.3
Form of (Kraft Foods Group, Inc.) Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q (File No. 333-35491) filed on May 2, 2014).++

10.4
H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4 (File No. 333-203364), filed on May 29, 2015).++

10.5
Amendment, effective July 2, 2015 to the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K
for the fiscal year ended January 3, 2016 (File No. 1-37482), filed on March 3, 2016).++

10.6
Form of H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4 (File No. 333-203364), filed on May 29, 2015).++

10.7
Kraft Foods Group, Inc. Deferred Compensation Plan For Non-Management Directors (incorporated by reference to Exhibit 4.3 to Kraft Foods Group, Inc.’s Registration Statement on Form S-8 (File No. 333-183867) filed on September 12, 2012).++

10.8
Kraft Foods Group, Inc. 2012 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 to Kraft Foods Group, Inc.’s Registration Statement on Form S-8 (File No. 333-183868) filed on September 12, 2012). ++

10.9
Settlement Agreement, dated June 22, 2015, between Mondelēz International, Inc. and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 10.1 of Kraft Foods Group, Inc.’s Current Report on Form 8-K (File No. 1-35491), filed on June 24, 2015).

10.10
Subscription Agreement, dated as of July 1, 2015, by and among H.J. Heinz Holding Corporation, 3G Global Food Holdings LP and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 2, 2015).

10.11
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

10.12
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

10.13
Consulting Agreement, dated as of July 9, 2015, by and between The Kraft Heinz Company and John T. Cahill (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on November 6, 2015).++

10.14	The Kraft Heinz Company 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on May 5, 2016).++
10.15
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on May 5, 2016).++

10.16
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on May 5, 2016).++

10.17	Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Performance Share Award Notice.++
10.18	Employment Agreement between The Kraft Heinz Company and George Zoghbi, dated as of December 16, 2016.++
21.1	List of subsidiaries of The Kraft Heinz Company
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following materials from The Kraft Heinz Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

+	The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
++	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary.
None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	February 23, 2017
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Bernardo Hees	Chief Executive Officer	February 23, 2017
Bernardo Hees	(Principal Executive Officer)

/s/ Paulo Basilio	Executive Vice President and Chief Financial Officer	February 23, 2017
Paulo Basilio	(Principal Financial Officer)

/s/ Christopher R. Skinger	Global Controller	February 23, 2017
Christopher R. Skinger	(Principal Accounting Officer)

Alexandre Behring*	Chairman of the Board

John T. Cahill*	Vice Chairman of the Board

Gregory E. Abel*	Director

Warren E. Buffett*	Director

Tracy Britt Cool*	Director

Feroz Dewan*	Director

Jeanne P. Jackson*	Director

Jorge Paulo Lemann*	Director

Mackey J. McDonald*	Director

John C. Pope*	Director

Marcel Herrmann Telles*	Director
*By:    /s/ Paulo Basilio
Paulo Basilio
Attorney-In-Fact
February 23, 2017

The Kraft Heinz Company
Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, January 3, 2016 and December 28, 2014
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-offs and Reclassifications	Balance at End of Period
Year ended December 31, 2016
Allowances related to trade accounts receivable	$32	$6	$(4)	$14	$20
Allowances related to deferred taxes	83	6	—	—	89
	$115	$12	$(4)	$14	$109
Year ended January 3, 2016
Allowances related to trade accounts receivable	$8	$5	$20	$1	$32
Allowances related to deferred taxes	64	10	12	3	83
	$72	$15	$32	$4	$115
Year ended December 28, 2014
Allowances related to trade accounts receivable	$1	$9	$(1)	$1	8
Allowances related to deferred taxes	78	1	(15)	—	$64
	$79	$10	$(16)	$1	$72

(a)	Primarily relates to acquisitions and currency translation.

S-1