Form 10-Q
period 2017-04-01
Kraft Heinz Co
filed 2017-05-04
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 29, 2017, there were 1,217,633,003 shares of the registrant’s common stock outstanding.

The Kraft Heinz Company
Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Net sales	$6,364	$6,570
Cost of products sold	4,063	4,192
Gross profit	2,301	2,378
Selling, general and administrative expenses	750	865
Operating income	1,551	1,513
Interest expense	313	249
Other expense/(income), net	(12)	(8)
Income/(loss) before income taxes	1,250	1,272
Provision for/(benefit from) income taxes	359	372
Net income/(loss)	891	900
Net income/(loss) attributable to noncontrolling interest	(2)	4
Net income/(loss) attributable to common shareholders	$893	$896
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.73	$0.74
Diluted earnings/(loss)	0.73	0.73
Dividends declared	0.60	0.575

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Net income/(loss)	$891	$900
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	307	272
Net deferred gains/(losses) on net investment hedges	(51)	(60)
Net actuarial gains/(losses) arising during the period	(10)	—
Reclassification of net postemployment benefit losses/(gains)	(55)	(54)
Net deferred gains/(losses) on cash flow hedges	(34)	(18)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	20	(22)
Total other comprehensive income/(loss)	177	118
Total comprehensive income/(loss)	1,068	1,018
Comprehensive income/(loss) attributable to noncontrolling interest	(4)	11
Comprehensive income/(loss) attributable to common shareholders	$1,072	$1,007

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$3,242	$4,204
Trade receivables (net of allowances of $30 at April 1, 2017 and $20 at December 31, 2016)	886	769
Sold receivables	588	129
Inventories	3,151	2,684
Other current assets	1,008	967
Total current assets	8,875	8,753
Property, plant and equipment, net	6,693	6,688
Goodwill	44,300	44,125
Intangible assets, net	59,330	59,297
Other assets	1,604	1,617
TOTAL ASSETS	$120,802	$120,480
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$909	$645
Current portion of long-term debt	2,023	2,046
Trade payables	3,936	3,996
Accrued marketing	599	749
Accrued postemployment costs	157	157
Income taxes payable	424	255
Interest payable	346	415
Other current liabilities	989	1,238
Total current liabilities	9,383	9,501
Long-term debt	29,748	29,713
Deferred income taxes	20,910	20,848
Accrued postemployment costs	2,016	2,038
Other liabilities	801	806
TOTAL LIABILITIES	62,858	62,906
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.01 par value (5,000,000,000 shares authorized; 1,220,191,898 shares issued and 1,217,543,284 shares outstanding at April 1, 2017; 1,218,947,088 shares issued and 1,216,475,740 shares outstanding at December 31, 2016)	12	12
Additional paid-in capital	58,642	58,593
Retained earnings/(deficit)	750	588
Accumulated other comprehensive income/(losses)	(1,449)	(1,628)
Treasury stock, at cost	(223)	(207)
Total shareholders' equity	57,732	57,358
Noncontrolling interest	212	216
TOTAL EQUITY	57,944	57,574
TOTAL LIABILITIES AND EQUITY	$120,802	$120,480

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2016	$12	$58,593	$588	$(1,628)	$(207)	$216	$57,574
Net income/(loss)	—	—	893	—	—	(2)	891
Other comprehensive income/(loss)	—	—	—	179	—	(2)	177
Dividends declared-common stock	—	—	(731)	—	—	—	(731)
Exercise of stock options, issuance of other stock awards, and other	—	49	—	—	(16)	—	33
Balance at April 1, 2017	$12	$58,642	$750	$(1,449)	$(223)	$212	$57,944

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	April 1, 2017	April 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$891	$900
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	262	363
Amortization of postretirement benefit plans prior service costs/(credits)	(82)	(50)
Equity award compensation expense	11	13
Deferred income tax provision/(benefit)	105	27
Pension contributions	(11)	(169)
Other items, net	16	(111)
Changes in current assets and liabilities:
Trade receivables	(118)	(38)
Sold receivables	(458)	(222)
Inventories	(492)	(273)
Accounts payable	62	59
Other current assets	(67)	(45)
Other current liabilities	(270)	(184)
Net cash provided by/(used for) operating activities	(151)	270
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(368)	(303)
Other investing activities, net	38	10
Net cash provided by/(used for) investing activities	(330)	(293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	2,324	—
Repayments of commercial paper	(2,068)	—
Dividends paid-common stock	(736)	(667)
Other financing activities, net	(25)	40
Net cash provided by/(used for) financing activities	(505)	(627)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13	44
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(973)	(606)
Balance at beginning of period	4,255	4,912
Balance at end of period	$3,282	$4,306

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
The condensed consolidated balance sheet data at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016. The results for interim periods are not necessarily indicative of future or annual results.
Organization:
On July 2, 2015, through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company (“Kraft Heinz”). Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. and 3G Global Food Holdings, L.P. (“3G Capital”), following their acquisition of H. J. Heinz Company (the “2013 Merger”) on June 7, 2013.
Accounting Standards Adopted in the Current Period:
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2016-09 related to equity-based award accounting and presentation. Under this guidance, excess tax benefits upon the exercise of share- based payment awards are recognized in our tax provision rather than within equity. Cash flows related to excess tax benefits are classified as operating activities rather than financing activities. Additionally, cash flows related to employee tax withholdings on restricted share vesting are classified as financing activities. This ASU was effective in the first quarter of 2017. We adopted the guidance related to excess tax benefits on a prospective basis. As a result, we recognized a tax benefit of $8 million in our condensed consolidated statement of income for the three months ended April 1, 2017 related to our excess tax benefits upon the exercise of share-based payment awards. We retrospectively adopted the guidance related to cash flow classification of employee tax withholdings on restricted share vesting. There was no related impact on our statement of cash flows for the three months ended April 3, 2016. Our equity award compensation cost continues to reflect estimated forfeitures.
In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash payments and cash receipts on the statement of cash flows. This ASU provided guidance on eight specific cash flow classification matters, which must be adopted in the same period using a retrospective transition method. We early adopted this ASU in the first quarter of 2017. Only one classification matter impacted us. Specifically, now we classify cash payments for debt prepayment and debt extinguishment costs as cash outflows from financing activities rather than cash outflows from operating activities. This guidance did not impact our condensed consolidated statements of cash flows for the three months ended April 1, 2017 or April 3, 2016.
In November 2016, the FASB issued ASU 2016-18 requiring the statement of cash flows to explain the change in restricted cash and restricted cash equivalents, in addition to cash and cash equivalents. We early adopted this ASU in the first quarter of 2017. Accordingly, we restated our cash and cash equivalents balances in the condensed consolidated statements of cash flows to include restricted cash of $51 million at December 31, 2016, $108 million at April 3, 2016, and $75 million at January 3, 2016. Additionally, cash outflows from investing activities related to dividends paid on our Series A Preferred Stock were reduced to reflect $32 million which was moved to escrow and did not reflect a cash disbursement for the three months ended April 3, 2016. As required by the ASU, we have provided a reconciliation from cash and cash equivalents as presented on our condensed consolidated balance sheets to cash, cash equivalents, and restricted cash as reported on our condensed consolidated statements of cash flows. See Note 3, Restricted Cash, for this reconciliation, as well as a discussion of the nature of our restricted cash balances.

Recently Issued Accounting Standards:
In May 2014, the FASB issued ASU 2014-09, which superseded previously existing revenue recognition guidance. Under this ASU, companies will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the company expects to be entitled in exchange for those goods or services. This ASU will be effective beginning in the first quarter of our fiscal year 2018. The ASU may be applied using a full retrospective method or a modified retrospective transition method, with a cumulative-effect adjustment as of the date of adoption. While we are still evaluating the impact this ASU will have on our financial statements and related disclosures, we have completed our preliminary scoping reviews and have made progress in our assessment phase. We have focused our reviews on the revenue streams in the U.S., Canada, and Europe as they are our most significant. At this time, we believe the potential impacts on our existing accounting policies may be associated with our consumer incentive and trade promotion programs. We will adopt the new standard on January 1, 2018. We are still evaluating our application method. Our ability to adopt using the full retrospective method is dependent on a number of factors, including system readiness, which may include software procured from third-party providers, and finalizing our assessment of information necessary to restate prior period financial statements.
In February 2016, the FASB issued ASU 2016-02, which superseded previously existing leasing guidance. The ASU is intended to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The new guidance requires lessees to reflect most leases on their balance sheet as assets and obligations. This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. While we are still evaluating the impact this ASU will have on our financial statements and related disclosures, we have initiated our scoping reviews and have made progress in our assessment phase. Based on our initial reviews, we expect that the adoption will increase the assets and liabilities on our condensed consolidated balance sheets. We are still evaluating our adoption date.
In October 2016, the FASB issued ASU 2016-16 related to the income tax accounting impacts of intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment. Under the new accounting guidance, current and deferred income taxes should be recognized upon transfer of the assets. Previously, recognition of current and deferred income taxes was prohibited until the asset was sold to an external third party. This ASU will be effective beginning in the first quarter of our fiscal year 2018. Early adoption is permitted but must be adopted in the first interim period of the annual period for which the ASU is adopted. The new guidance must be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. While we are still evaluating the impact that this ASU will have on our financial statements and related disclosures, we will adopt this ASU in the first quarter of 2018.
In January 2017, the FASB issued ASU 2017-04 related to goodwill impairment testing. This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under the new standard, entities that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those entities. This ASU will be effective in the first quarter of our fiscal year 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The new guidance must be adopted on a prospective basis. While we are still evaluating the timing of adoption, we currently do not expect this ASU to have a material impact on our financial statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07 related to the presentation of net periodic benefit cost (pension and postretirement cost). Under the new guidance, the service cost component of net periodic benefit cost must be presented in the same statement of income line item as other employee compensation costs arising from services rendered by employees during the period. Other components of net periodic benefit cost must be disaggregated from the service cost component in the statements of income and must be presented outside the operating income subtotal. Additionally, only the service cost component will be eligible for capitalization in assets. The new guidance must be applied retrospectively for the statement of income presentation of service cost components and other net periodic benefit cost components and prospectively for the capitalization of the service cost components. The ASU will become effective in the first quarter of our fiscal year 2018. Early adoption is permitted but must occur within the first interim period of the annual period adopted. We are currently evaluating the impact that this ASU will have on our financial statements and related disclosures.

Note 2. Integration and Restructuring Expenses
As part of our restructuring activities, we incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs and other exit costs. Severance and employee benefit costs primarily relate to cash severance, non-cash severance, including accelerated equity award compensation expense, and pension and other termination benefits. Other exit costs primarily relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other implementation costs. Asset-related costs primarily relate to accelerated depreciation and asset impairment charges. Other implementation costs primarily relate to start-up costs of new facilities, professional fees, asset relocation costs, and costs to exit facilities.
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

Overall, as part of the Integration Program, we expect to eliminate 5,150 positions, close net six factories, and consolidate our distribution network. At April 1, 2017, the total Integration Program liability related primarily to the elimination of general salaried and factory positions across the United States and Canada, 3,800 of whom have left the company by April 1, 2017.
Related to the Integration Program, we incurred costs of $127 million for the three months ended April 1, 2017 and $241 million for the three months ended April 3, 2016. As of April 1, 2017, we have incurred approximately $1.8 billion of cumulative costs under the Integration Program, including $715 million of severance and employee benefit costs, $731 million of non-cash asset-related costs, $293 million of other implementation costs, and $104 million of other exit costs. We expect that approximately 60% of the Integration Program expenses will be cash expenditures.
Our liability balance for Integration Program costs that qualify as U.S. GAAP exit and disposal costs (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 31, 2016	$99	$10	$109
Charges	34	9	43
Cash payments	(22)	(1)	(23)
Non-cash utilization	(8)	(2)	(10)
Balance at April 1, 2017	$103	$16	$119
(a) Other exit costs primarily represent contract and lease terminations.
We expect that a substantial portion of the Integration Program liability as of April 1, 2017 will be paid in 2017.

Restructuring Activities:
In addition to our Integration Program in North America, we have a small number of other restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. These programs resulted in expenses of of $21 million for the three months ended April 1, 2017, including $10 million severance and employee benefit costs, $1 million non-cash asset-related costs, and $10 million other implementation costs. Such expenses for the three months ended April 3, 2016 were $19 million, including $10 million severance and employee benefit costs, $8 million other implementation costs, and $1 million other exit costs.
Our liability balance for restructuring project costs that qualify as U.S. GAAP exit and disposal costs (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 31, 2016	$12	$25	$37
Charges	10	—	10
Cash payments	(12)	(1)	(13)
Non-cash utilization	(4)	—	(4)
Balance at April 1, 2017	$6	$24	$30
(a) Other exit costs primarily represent contract and lease terminations.
We expect the liability for severance and employee benefit costs as of April 1, 2017 to be paid in 2017. The liability for other exit costs primarily relates to lease obligations associated with restructuring programs executed prior to the 2015 Merger. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2017 and 2026.
Total Integration and Restructuring:
Total expenses related to our Integration Program and restructuring activities recorded in cost of products sold and selling, general and administrative expenses (“SG&A”) for the years presented were (in millions):

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Severance and employee benefit costs - COGS	$19	$6
Severance and employee benefit costs - SG&A	25	32
Asset-related costs - COGS	75	142
Asset-related costs - SG&A	7	14
Other costs - COGS	9	33
Other costs - SG&A	13	33
	$148	$260
We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA (as defined in Note 15, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended
	April 1, 2017	April 3, 2016
United States	$108	$199
Canada	10	18
Europe	14	15
Rest of World	—	—
General corporate expenses	16	28
	$148	$260

Note 3. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	April 1, 2017	December 31, 2016
Cash and cash equivalents	$3,242	$4,204
Restricted cash included in other assets (current)	36	42
Restricted cash included in other assets (noncurrent)	4	9
Cash, cash equivalents, and restricted cash	$3,282	$4,255
Our restricted cash primarily relates to withholding taxes on our common stock dividends to 3G Capital.
Note 4. Inventories
Inventories at April 1, 2017 and December 31, 2016 were (in millions):

	April 1, 2017	December 31, 2016
Packaging and ingredients	$716	$542
Work in process	493	388
Finished product	1,942	1,754
Inventories	$3,151	$2,684
The increase in inventories in the first quarter of 2017 is primarily due to seasonality, as well as lower net sales for the period.
Note 5. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill from December 31, 2016 to April 1, 2017, by segment, were (in millions):

	United States	Canada	Europe	Rest of World	Total
Balance at December 31, 2016	$33,696	$4,913	$2,778	$2,738	$44,125
Translation adjustments	—	44	51	80	175
Balance at April 1, 2017	$33,696	$4,957	$2,829	$2,818	$44,300
We test goodwill for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2016 annual impairment testing in the second quarter of 2016. There was no impairment of goodwill as a result of our testing; however, we noted that one reporting unit within the Europe segment had an estimated fair value in excess of its carrying value of less than 10%. The goodwill carrying value of this reporting unit was $48 million as of April 4, 2016 (our 2016 annual impairment testing date).
Our goodwill balance consists of 18 reporting units and had an aggregate carrying value of $44.3 billion as of April 1, 2017. As a majority of our goodwill was recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there was not a significant excess of fair values over carrying values as of April 4, 2016 (our 2016 annual impairment testing date). We have a risk of future impairment to the extent that individual reporting unit performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred during the period ended April 1, 2017 that indicated it was more likely than not that our goodwill was impaired. There were no accumulated impairment losses to goodwill as of April 1, 2017.

Indefinite-lived intangible assets:
Indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 31, 2016	$53,307
Translation adjustments	80
Balance at April 1, 2017	$53,387
We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2016 annual impairment testing in the second quarter of 2016. There was no impairment of indefinite-lived intangibles as a result of our testing; however, we noted that seven brands each had excess fair value over its carrying value of less than 10%. These brands had an aggregate carrying value of $6.1 billion at April 4, 2016 (our 2016 annual impairment testing date). Of the $6.1 billion aggregate carrying value, $5.6 billion was attributable to Velveeta, Lunchables, Maxwell House, and Cracker Barrel.
Our indefinite-lived intangible assets primarily consist of a large number of individual brands and had an aggregate carrying value of $53.4 billion as of April 1, 2017. As a majority of our indefinite-lived intangible assets were recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there was not a significant excess of fair values over carrying values as of April 4, 2016 (our 2016 annual impairment testing date). We have a risk of future impairment to the extent individual brand performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future. No events occurred during the period ended April 1, 2017 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired.
Definite-lived intangible assets:
Definite-lived intangible assets at April 1, 2017 and December 31, 2016 were (in millions):

	April 1, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,346	$(199)	$2,147	$2,337	$(172)	$2,165
Customer-related assets	4,199	(413)	3,786	4,184	(369)	3,815
Other	13	(3)	10	13	(3)	10
	$6,558	$(615)	$5,943	$6,534	$(544)	$5,990
Amortization expense for definite-lived intangible assets was $67 million for the three months ended April 1, 2017 and $66 million for the three months ended April 3, 2016. Aside from amortization expense, the changes in definite-lived intangible assets from December 31, 2016 to April 1, 2017 reflect the impact of foreign currency. We estimate that annual amortization expense for definite-lived intangible assets for each of the next five years will be approximately $270 million.
Note 6. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment; accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, our quarterly income tax provision is determined based on our estimated full year effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized on a discrete period basis in the income tax provision for the period in which they occur.
Our effective tax rate was 28.7% for the three months ended April 1, 2017, compared to 29.2% for the three months ended April 3, 2016. The decrease in our effective tax rate was driven by the favorable impact of net discrete items, primarily related to reversals of uncertain tax position reserves in foreign jurisdictions. The favorable impact of current year discrete items was partially offset by the unfavorable impact of a higher percentage of U.S. income reflected in our estimated full year effective tax rate for 2017 compared to 2016.

Note 7. Employees’ Stock Incentive Plans
Our annual equity award grants and vesting occurred in the first quarter of 2017. Other off-cycle equity grants may occur throughout the year.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 31, 2016	20,560,140	$37.39
Granted	1,170,685	91.40
Forfeited	(126,206)	44.78
Exercised	(1,126,852)	34.00
Outstanding at April 1, 2017	20,477,767	40.62
The aggregate intrinsic value of stock options exercised during the period was $65 million for the three months ended April 1, 2017.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2016	806,744	$71.95
Granted	1,640,535	84.97
Forfeited	(19,395)	76.65
Vested	(117,958)	72.96
Outstanding at April 1, 2017	2,309,926	81.15
The aggregate fair value of RSUs that vested during the period was $11 million for the three months ended April 1, 2017.
Total Equity Awards:
The compensation cost related to equity awards was primarily recognized in general corporate expenses within SG&A. Equity award compensation cost and the related tax benefit was (in millions):

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Pre-tax compensation cost	$11	$13
Tax benefit	(3)	(4)
After-tax compensation cost	$8	$9
Unrecognized compensation cost related to unvested equity awards was $220 million at April 1, 2017 and is expected to be recognized over a weighted average period of four years.

Note 8. Postemployment Benefits
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	April 1, 2017	April 3, 2016	April 1, 2017	April 3, 2016
Service cost	$3	$3	$4	$6
Interest cost	45	53	16	21
Expected return on plan assets	(65)	(74)	(43)	(46)
Settlements	—	(6)	—	—
Special/contractual termination benefits	7	—	6	—
Other	2	—	(9)	—
Net pension cost/(benefit)	$(8)	$(24)	$(26)	$(19)
We capitalized a portion of net pension costs/(benefits) into inventory based on our production activities. These amounts are included in the table above.
Employer Contributions:
In the first quarter of 2017, we contributed $11 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plans in the first quarter of 2017. Based on our contribution strategy, we plan to make further contributions of approximately $150 million to our U.S. plans and approximately $45 million to our non-U.S. plans during the remainder of 2017. However, our actual contributions and plans may change due to many factors, including timing of regulatory approval for the windup of our Canadian plans; changes in tax, employee benefit, or other laws; tax deductibility; significant differences between expected and actual pension asset performance or interest rates; or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Service cost	$2	$4
Interest cost	13	16
Amortization of prior service costs/(credits)	(90)	(82)
Net postretirement cost/(benefit)	$(75)	$(62)
We capitalized a portion of net postretirement costs/(benefits) into inventory based on our production activities. These amounts are included in the table above.

Note 9. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 31, 2016	$(2,412)	$772	$12	$(1,628)
Foreign currency translation adjustments	309	—	—	309
Net deferred gains/(losses) on net investment hedges	(51)	—	—	(51)
Net postemployment benefit gains/(losses) arising during the period	—	(10)	—	(10)
Reclassification of net postemployment benefit losses/(gains)	—	(55)	—	(55)
Net deferred gains/(losses) on cash flow hedges	—	—	(34)	(34)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	20	20
Total other comprehensive income/(loss)	258	(65)	(14)	179
Balance as of April 1, 2017	$(2,154)	$707	$(2)	$(1,449)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	April 1, 2017			April 3, 2016
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$309	$—	$309	$265	$—	$265
Net deferred gains/(losses) on net investment hedges	(78)	27	(51)	(84)	24	(60)
Net actuarial gains/(losses) arising during the period	(12)	2	(10)	—	—	—
Reclassification of net postemployment benefit losses/(gains)	(90)	35	(55)	(88)	34	(54)
Net deferred gains/(losses) on cash flow hedges	(39)	5	(34)	(28)	10	(18)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	17	3	20	(26)	4	(22)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses)		Affected Line Item in the Statement Where Net Income/(Loss) is Presented
	For the Three Months Ended
	April 1, 2017	April 3, 2016
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$—	$(1)	Net sales
Foreign exchange contracts	1	(29)	Cost of products sold
Foreign exchange contracts	15	3	Other expense/(income), net
Interest rate contracts	1	1	Interest expense
Losses/(gains) on cash flow hedges before income taxes	17	(26)
Losses/(gains) on cash flow hedges income taxes	3	4
Losses/(gains) on cash flow hedges	$20	$(22)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$—	$—	(a)
Amortization of prior service costs/(credits)	(90)	(82)	(a)
Settlement and curtailments losses/(gains)	—	(6)	(a)
Losses/(gains) on postemployment benefits before income taxes	(90)	(88)
Losses/(gains) on postemployment benefits income taxes	35	34
Losses/(gains) on postemployment benefits	$(55)	$(54)

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 8, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest (which was primarily comprised of foreign currency translation adjustments) due to its insignificance.
Note 10. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our derivative instruments at April 1, 2017 and December 31, 2016 were (in millions):

	Notional Amount
	April 1, 2017	December 31, 2016
Commodity contracts	$641	$459
Foreign exchange contracts	3,048	2,997
Cross-currency contracts	3,173	3,173

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets at April 1, 2017 and December 31, 2016 were (in millions):

	April 1, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$35	$23	$—	$—	$35	$23
Cross-currency contracts	—	—	549	40	—	—	549	40
Derivatives not designated as hedging instruments:
Commodity contracts	16	39	2	3	—	—	18	42
Foreign exchange contracts	—	—	37	1	—	—	37	1
Cross-currency contracts	—	—	43	—	—	—	43	—
Total fair value	$16	$39	$666	$67	$—	$—	$682	$106

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$69	$13	$—	$—	$69	$13
Cross-currency contracts	—	—	580	36	—	—	580	36
Derivatives not designated as hedging instruments:
Commodity contracts	28	7	—	—	—	—	28	7
Foreign exchange contracts	—	—	35	30	—	—	35	30
Cross-currency contracts	—	—	44	—	—	—	44	—
Total fair value	$28	$7	$728	$79	$—	$—	$756	$86
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $69 million at April 1, 2017 and $67 million at December 31, 2016. No material amounts of collateral were received or posted on our derivative assets and liabilities at April 1, 2017.
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

Net Investment Hedging:
At April 1, 2017, the principal amounts of foreign denominated debt designated as net investment hedges totaled €2,550 million and £400 million.
At April 1, 2017, our cross-currency swaps designated as net investment hedges consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap	C$	1.8	$1.6	December 2019
We also periodically enter into shorter-dated foreign currency contracts that are designated as net investment hedges. At April 1, 2017, we had a Chinese renminbi foreign currency contract with an aggregate USD notional amount of $120 million.
Hedge Coverage:
At April 1, 2017, we had entered into contracts designated as hedging instruments, which hedge transactions for the following durations:

•	foreign exchange contracts for periods not exceeding the next 14 months and

•	cross-currency contracts for periods not exceeding the next three years.
At April 1, 2017, we had entered into contracts not designated as hedging instruments, which hedge economic risks for the following durations:

•	commodity contracts for periods not exceeding the next 18 months,

•	foreign exchange contracts for periods not exceeding the next 11 months, and

•	cross-currency contracts for periods not exceeding the next two years.
Hedge Ineffectiveness:
We record pre-tax gains or losses reclassified from accumulated other comprehensive income/(losses) due to ineffectiveness for foreign exchange contracts related to forecasted transactions in other expense/(income), net.
Deferred Hedging Gains and Losses:
Based on our valuation at April 1, 2017 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains for foreign currency cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the consolidated statements of income and statements of comprehensive income:

	For the Three Months Ended
	April 1, 2017				April 3, 2016
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	$—	$(39)	$—	$—	$—	$(27)	$—	$—

Net investment hedges:
Gains/(losses) recognized in other comprehensive income (effective portion)	—	(4)	(30)	—	—	—	(65)	—
Total gains/(losses) recognized in other comprehensive income (effective portion)	$—	$(43)	$(30)	$—	$—	$(27)	$(65)	$—

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$—	$—	$—	$—	$1	$—	$—
Cost of products sold (effective portion)	—	(1)	—	—	—	29	—	—
Other expense/(income), net	—	(15)	—	—	—	(3)	—	—
Interest expense	—	—	—	(1)	—	—	—	(1)
	—	(16)	—	(1)	—	27	—	(1)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(37)	—	—	—	(18)	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	2	(1)	—	—	(75)	(7)	—
	(37)	2	(1)	—	(18)	(75)	(7)	—
Total gains/(losses) recognized in statements of income	$(37)	$(14)	$(1)	$(1)	$(18)	$(48)	$(7)	$(1)
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax losses in other comprehensive income/(loss) of $44 million for the three months ended April 1, 2017 and $19 million for the three months ended April 3, 2016.

Note 11. Financing Arrangements
We account for transfers of receivables pursuant to our accounts receivable securitization and factoring programs (the “Programs”) as a sale and remove them from our condensed consolidated balance sheets. Under the Programs, we generally receive cash consideration up to a certain limit and a receivable for the remainder of the purchase price (“Deferred Purchase Price”).
In March 2017, we amended our European receivables factoring program to reduce the cash consideration limit. As a result, our aggregate cash consideration limit related to our foreign denominated Programs, after applying applicable hold-backs, was $193 million U.S. dollars at April 1, 2017, compared to $245 million at December 31, 2016. Additionally, in February 2017, we elected to reduce the cash consideration limit related to our U.S. securitization program from $800 million to $500 million. There were no other changes to the Programs during the three months ended April 1, 2017.
The cash consideration and carrying amount of receivables removed from the condensed consolidated balance sheets in connection with the Programs were $616 million at April 1, 2017 and $904 million at December 31, 2016. The fair value of the Deferred Purchase Price for the Programs was $588 million at April 1, 2017 and $129 million at December 31, 2016. The Deferred Purchase Price is included in sold receivables on the condensed consolidated balance sheets and had a carrying value which approximated its fair value at April 1, 2017 and December 31, 2016.
See Note 14, Financing Arrangements, to our consolidated financial statements for the year ended December 31, 2016 in our Annual Report on Form 10-K for additional information on the Programs.
Note 12. Venezuela - Foreign Currency and Inflation
We apply highly inflationary accounting to the results of our Venezuelan subsidiary and include these results in our consolidated financial statements. Our results of operations in Venezuela reflect a controlled subsidiary. We continue to have sufficient currency liquidity and pricing flexibility to run our operations. However, the continuing economic uncertainty, strict labor laws, and evolving government controls over imports, prices, currency exchange, and payments present a challenging operating environment. Increased restrictions imposed by the Venezuelan government or further deterioration of the economic environment could impact our ability to control our Venezuelan operations and could lead us to deconsolidate our Venezuelan subsidiary in the future.
At April 1, 2017, there were two exchange rates legally available to us for converting Venezuelan bolivars to U.S. dollars, including:

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
The DICOM rate (formerly the Marginal Currency System “SIMADI”) averaged BsF694 per U.S. dollar during the first quarter of 2017 and was BsF710 per U.S. dollar at April 1, 2017. We have had access to U.S. dollars at DICOM rates in 2017. As of April 1, 2017, we believe that the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary.
We have had no settlements at the official exchange rate of BsF10 per U.S. dollar in 2017. At April 1, 2017, we had outstanding requests of $26 million for payment of invoices for the purchase of ingredients and packaging materials for the years 2012 through 2015, all of which were requested for payment at BsF6.30 per U.S. dollar (the official exchange rate until March 10, 2016).
During the three months ended April 1, 2017, we remeasured the monetary assets and liabilities, as well as the operating results, of our Venezuelan subsidiary at floating DICOM rates. This remeasurement resulted in a nonmonetary currency devaluation loss of $8 million for the three months ended April 1, 2017, which was recorded in other expense/(income), net, in the condensed consolidated statement of income for the period then ended. We continue to monitor the DICOM rate, and the nonmonetary assets supported by the underlying operations in Venezuela, for impairment. The currency has ranged between BsF674 and BsF710 per U.S. dollar from December 31, 2016 to April 1, 2017. No triggers for impairment resulted from this movement.

Note 13. Commitments, Contingencies and Debt
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
Debt
Borrowing Arrangements:
We had commercial paper outstanding of $900 million at April 1, 2017 and $642 million at December 31, 2016.
See Note 11, Debt, to our consolidated financial statements for the year ended December 31, 2016 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.
Fair Value of Debt:
At April 1, 2017, the aggregate fair value of our total debt was $33.4 billion as compared with a carrying value of $32.7 billion. At December 31, 2016, the aggregate fair value of our total debt was $33.2 billion as compared with a carrying value of $32.4 billion. We determined the fair value of our short-term debt using Level 1 quoted prices in active markets. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Series A Preferred Stock:
On June 7, 2016, we redeemed all outstanding shares of our 9.00% cumulative compounding preferred stock, Series A (“Series A Preferred Stock”). We funded this redemption primarily through the issuance of long-term debt, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand. In connection with the redemption, all Series A Preferred Stock was canceled and automatically retired, and we no longer pay any associated dividends.

Note 14. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended
	April 1, 2017	April 3, 2016
	(in millions, except per share amounts)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$893	$896
Weighted average shares of common stock outstanding	1,217	1,215
Net earnings/(loss)	$0.73	$0.74
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$893	$896
Weighted average shares of common stock outstanding	1,217	1,215
Effect of dilutive securities:
Equity awards	12	10
Weighted average shares of common stock outstanding, including dilutive effect	1,229	1,225
Net earnings/(loss)	$0.73	$0.73
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted earnings per common share. Anti-dilutive shares were 1 million for the three months ended April 1, 2017 and 3 million for the three months ended April 3, 2016.
Note 15. Segment Reporting
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
In the fourth quarter of 2016, we reorganized our segments to reflect the following:

•	our Russia business moved from the Rest of World segment to the Europe segment and

•
management of our Global Procurement Office moved from one of our European subsidiaries to our global headquarters, which resulted in moving the related costs from the Europe segment to general corporate expenses.

These changes are reflected in all historical periods presented and did not have a material impact on our financial statements. See Note 18, Segment Reporting, to our consolidated financial statements for the year ended December 31, 2016 in our Annual Report on Form 10-K for additional information related to these changes.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.

Net sales by segment were (in millions):

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Net sales:
United States	$4,552	$4,715
Canada	443	504
Europe	543	583
Rest of World	826	768
Total net sales	$6,364	$6,570
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Segment Adjusted EBITDA:
United States	$1,472	$1,493
Canada	126	151
Europe	170	180
Rest of World	146	166
General corporate expenses	(29)	(39)
Depreciation and amortization (excluding integration and restructuring expenses)	(132)	(161)
Integration and restructuring expenses	(148)	(260)
Merger costs	—	(15)
Unrealized gains/(losses) on commodity hedges	(42)	8
Nonmonetary currency devaluation	—	(1)
Equity award compensation expense (excluding integration and restructuring expenses)	(12)	(9)
Operating income	1,551	1,513
Interest expense	313	249
Other expense/(income), net	(12)	(8)
Income/(loss) before income taxes	$1,250	$1,272
In the first quarter of 2017, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Our net sales by product category were (in millions):

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Condiments and sauces	$1,513	$1,564
Cheese and dairy	1,299	1,366
Ambient meals	583	590
Frozen and chilled meals	653	627
Meats and seafood	660	696
Refreshment beverages	372	408
Coffee	350	383
Infant and nutrition	188	190
Desserts, toppings and baking	196	210
Nuts and salted snacks	232	260
Other	318	276
Total net sales	$6,364	$6,570

Note 16. Supplemental Financial Information
We fully and unconditionally guarantee the notes issued by our wholly owned operating subsidiary, Kraft Heinz Foods Company. See Note 11, Debt, to our consolidated financial statements for the year ended December 31, 2016 in our Annual Report on Form 10-K for additional descriptions of these guarantees. None of our other subsidiaries guarantee these notes.
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position and cash flows of Kraft Heinz (as parent guarantor), Kraft Heinz Foods Company (as subsidiary issuer of the notes), and the non-guarantor subsidiaries on a combined basis and eliminations necessary to arrive at the total reported information on a consolidated basis. This condensed consolidating financial information has been prepared and presented pursuant to the SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations, and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the parent guarantor, subsidiary issuer, and the non-guarantor subsidiaries.

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended April 1, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,360	$2,166	$(162)	$6,364
Cost of products sold	—	2,714	1,511	(162)	4,063
Gross profit	—	1,646	655	—	2,301
Selling, general and administrative expenses	—	184	566	—	750
Intercompany service fees and other recharges	—	1,108	(1,108)	—	—
Operating income	—	354	1,197	—	1,551
Interest expense	—	303	10	—	313
Other expense/(income), net	—	17	(29)	—	(12)
Income/(loss) before income taxes	—	34	1,216	—	1,250
Provision for/(benefit from) income taxes	—	(12)	371	—	359
Equity in earnings of subsidiaries	893	847	—	(1,740)	—
Net income/(loss)	893	893	845	(1,740)	891
Net income/(loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income/(loss) excluding noncontrolling interest	$893	$893	$847	$(1,740)	$893

Comprehensive income/(loss) excluding noncontrolling interest	$1,072	$1,072	$1,842	$(2,914)	$1,072

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended April 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,471	$2,241	$(142)	$6,570
Cost of products sold	—	2,832	1,502	(142)	4,192
Gross profit	—	1,639	739	—	2,378
Selling, general and administrative expenses	—	277	588	—	865
Intercompany service fees and other recharges	—	1,214	(1,214)	—	—
Operating income	—	148	1,365	—	1,513
Interest expense	—	235	14	—	249
Other expense/(income), net	—	31	(39)	—	(8)
Income/(loss) before income taxes	—	(118)	1,390	—	1,272
Provision for/(benefit from) income taxes	—	(58)	430	—	372
Equity in earnings of subsidiaries	896	956	—	(1,852)	—
Net income/(loss)	896	896	960	(1,852)	900
Net income/(loss) attributable to noncontrolling interest	—	—	4	—	4
Net income/(loss) excluding noncontrolling interest	$896	$896	$956	$(1,852)	$896

Comprehensive income/(loss) excluding noncontrolling interest	$1,007	$1,007	$1,149	$(2,156)	$1,007

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of April 1, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,929	$1,313	$—	$3,242
Trade receivables	—	30	856	—	886
Receivables due from affiliates	—	808	220	(1,028)	—
Dividends due from affiliates	32	—	—	(32)	—
Sold receivables	—	—	588	—	588
Inventories	—	2,074	1,077	—	3,151
Short-term lending due from affiliates	—	1,792	3,062	(4,854)	—
Other current assets	—	2,366	227	(1,585)	1,008
Total current assets	32	8,999	7,343	(7,499)	8,875
Property, plant and equipment, net	—	4,424	2,269	—	6,693
Goodwill	—	11,067	33,233	—	44,300
Investments in subsidiaries	57,732	71,474	—	(129,206)	—
Intangible assets, net	—	3,329	56,001	—	59,330
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	602	1,002	—	1,604
TOTAL ASSETS	$57,764	$101,595	$101,848	$(140,405)	$120,802
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$900	$9	$—	$909
Current portion of long-term debt	—	2,012	11	—	2,023
Short-term lending due to affiliates	—	3,062	1,792	(4,854)	—
Trade payables	—	2,366	1,570	—	3,936
Payables due to affiliates	—	220	808	(1,028)	—
Accrued marketing	—	165	434	—	599
Accrued postemployment costs	—	144	13	—	157
Income taxes payable	—	—	2,009	(1,585)	424
Interest payable	—	340	6	—	346
Dividends due to affiliates	—	32	—	(32)	—
Other current liabilities	32	378	579	—	989
Total current liabilities	32	9,619	7,231	(7,499)	9,383
Long-term debt	—	28,762	986	—	29,748
Long-term borrowings due to affiliates	—	2,000	1,917	(3,917)	—
Deferred income taxes	—	1,367	19,543	—	20,910
Accrued postemployment costs	—	1,728	288	—	2,016
Other liabilities	—	387	414	—	801
TOTAL LIABILITIES	32	43,863	30,379	(11,416)	62,858
Total shareholders’ equity	57,732	57,732	71,257	(128,989)	57,732
Noncontrolling interest	—	—	212	—	212
TOTAL EQUITY	57,732	57,732	71,469	(128,989)	57,944
TOTAL LIABILITIES AND EQUITY	$57,764	$101,595	$101,848	$(140,405)	$120,802

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of December 31, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,830	$1,374	$—	$4,204
Trade receivables	—	12	757	—	769
Receivables due from affiliates	—	712	111	(823)	—
Dividends due from affiliates	39	—	—	(39)	—
Sold receivables	—	—	129	—	129
Inventories	—	1,759	925	—	2,684
Short-term lending due from affiliates	—	1,722	2,956	(4,678)	—
Other current assets	—	2,229	447	(1,709)	967
Total current assets	39	9,264	6,699	(7,249)	8,753
Property, plant and equipment, net	—	4,447	2,241	—	6,688
Goodwill	—	11,067	33,058	—	44,125
Investments in subsidiaries	57,358	70,877	—	(128,235)	—
Intangible assets, net	—	3,364	55,933	—	59,297
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	501	1,116	—	1,617
TOTAL ASSETS	$57,397	$101,220	$101,047	$(139,184)	$120,480
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$642	$3	$—	$645
Current portion of long-term debt	—	2,032	14	—	2,046
Short-term lending due to affiliates	—	2,956	1,722	(4,678)	—
Trade payables	—	2,376	1,620	—	3,996
Payables due to affiliates	—	111	712	(823)	—
Accrued marketing	—	277	472	—	749
Accrued postemployment costs	—	144	13	—	157
Income taxes payable	—	—	1,964	(1,709)	255
Interest payable	—	401	14	—	415
Dividends due to affiliates	—	39	—	(39)	—
Other current liabilities	39	588	611	—	1,238
Total current liabilities	39	9,566	7,145	(7,249)	9,501
Long-term debt	—	28,736	977	—	29,713
Long-term borrowings due to affiliates	—	2,000	1,902	(3,902)	—
Deferred income taxes	—	1,382	19,466	—	20,848
Accrued postemployment costs	—	1,754	284	—	2,038
Other liabilities	—	424	382	—	806
TOTAL LIABILITIES	39	43,862	30,156	(11,151)	62,906
Total shareholders’ equity	57,358	57,358	70,675	(128,033)	57,358
Noncontrolling interest	—	—	216	—	216
TOTAL EQUITY	57,358	57,358	70,891	(128,033)	57,574
TOTAL LIABILITIES AND EQUITY	$57,397	$101,220	$101,047	$(139,184)	$120,480

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 1, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$736	$(304)	$153	$(736)	$(151)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(203)	(165)	—	(368)
Net proceeds from/(payments on) intercompany lending activities	—	(4)	(67)	71	—
Return of capital	7	—	—	(7)	—
Other investing activities, net	—	44	(6)	—	38
Net cash provided by/(used for) investing activities	7	(163)	(238)	64	(330)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of commercial paper	—	2,324	—	—	2,324
Repayments of commercial paper	—	(2,068)	—	—	(2,068)
Net proceeds from/(payments on) intercompany borrowing activities	—	67	4	(71)	—
Dividends paid-common stock	(736)	(736)	—	736	(736)
Other intercompany capital stock transactions	—	(7)	—	7	—
Other financing activities, net	(7)	(21)	3	—	(25)
Net cash provided by/(used for) financing activities	(743)	(441)	7	672	(505)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	13	—	13
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(908)	(65)	—	(973)
Balance at beginning of period	—	2,869	1,386	—	4,255
Balance at end of period	$—	$1,961	$1,321	$—	$3,282

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$—	$166	$104	$—	$270
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(242)	(61)	—	(303)
Net proceeds from/(payments on) intercompany lending activities	—	423	314	(737)	—
Return of capital	667	—	—	(667)	—
Other investing activities, net	—	13	(3)	—	10
Net cash provided by/(used for) investing activities	667	194	250	(1,404)	(293)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from/(payments on) intercompany borrowing activities	—	(314)	(423)	737	—
Dividends paid-common stock	(667)	(667)	—	667	(667)
Other financing activities, net	—	25	15	—	40
Net cash provided by/(used for) financing activities	(667)	(956)	(408)	1,404	(627)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	44	—	44
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(596)	(10)	—	(606)
Balance at beginning of period	—	3,253	1,659	—	4,912
Balance at end of period	$—	$2,657	$1,649	$—	$4,306

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	April 1, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1,929	$1,313	$—	$3,242
Restricted cash included in other assets (current)	—	32	4	—	36
Restricted cash included in other assets (noncurrent)	—	—	4	—	4
Cash, cash equivalents, and restricted cash	$—	$1,961	$1,321	$—	$3,282

	December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,830	$1,374	$—	$4,204
Restricted cash included in other assets (current)	—	39	3	—	42
Restricted cash included in other assets (noncurrent)	—	—	9	—	9
Cash, cash equivalents, and restricted cash	$—	$2,869	$1,386	$—	$4,255

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
In the fourth quarter of 2016, we reorganized our segments to reflect the following:

•	our Russia business moved from the Rest of World segment to the Europe segment and

•
management of our Global Procurement Office moved from one of our European subsidiaries to our global headquarters, which resulted in moving the related costs from the Europe segment to general corporate expenses.

These changes are reflected in all historical periods presented and did not have a material impact on our financial statements. See Note 18, Segment Reporting, to our consolidated financial statements for the year ended December 31, 2016 in our Annual Report on Form 10-K for additional information related to these changes.
Items Affecting Comparability of Financial Results
Integration and Restructuring Expenses:
We recorded expenses related to integration and restructuring activities (including the multi-year Integration Program announced following the 2015 Merger) totaling $148 million for the three months ended April 1, 2017 and $260 million for the three months ended April 3, 2016. Integration Program expenses included in these totals were $127 million for the three months ended April 1, 2017 and $241 million for the three months ended April 3, 2016.
We expect to incur pre-tax costs of $2.0 billion related to the Integration Program. As of April 1, 2017, we have incurred cumulative costs of $1.8 billion. These costs primarily include severance and employee benefit costs (including cash and non-cash severance), costs to exit facilities (including non-cash costs such as accelerated depreciation), and other costs incurred as a direct result of integration activities related to the 2015 Merger.
Additionally, we anticipate capital expenditures of approximately $1.3 billion related to the Integration Program. As of April 1, 2017, we have incurred $995 million in capital expenditures since the inception of the Integration Program. The Integration Program is designed to reduce costs, integrate, and optimize our combined organization and is expected to achieve $1.7 billion of pre-tax savings by the end of 2017, primarily benefiting the United States and Canada segments. Since the inception of the Integration Program, our cumulative pre-tax savings achieved are approximately $1,270 million.
See Note 2, Integration and Restructuring Expenses, to the condensed consolidated financial statements for additional information.
Results of Operations
We disclose in this report certain non-GAAP financial measures. These non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our underlying operations. For additional information and reconciliations from our condensed consolidated financial statements see Non-GAAP Financial Measures.
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended
	April 1, 2017	April 3, 2016	% Change
	(in millions, except per share data)
Net sales	$6,364	$6,570	(3.1)%
Operating income	1,551	1,513	2.5%
Net income/(loss) attributable to common shareholders	893	896	(0.3)%
Diluted earnings/(loss) per share	0.73	0.73	—%

Net Sales:

	For the Three Months Ended
	April 1, 2017	April 3, 2016	% Change
	(in millions)
Net sales	$6,364	$6,570	(3.1)%
Organic Net Sales(a)	6,379	6,557	(2.7)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2017 compared to the Three Months Ended April 3, 2016:
Net sales decreased 3.1% to $6.4 billion for the three months ended April 1, 2017 compared to the prior period, partially due to the unfavorable impact of foreign currency (0.4 pp). Organic Net Sales decreased 2.7% due to unfavorable volume/mix (3.7 pp), partially offset by higher pricing (1.0 pp). Volume/mix was unfavorable across most categories in the United States and Canada, which was partially offset by growth in Rest of World and Europe. Higher pricing in Rest of World and United States were partially offset by lower pricing in Canada and Europe.
Net Income:

	For the Three Months Ended
	April 1, 2017	April 3, 2016	% Change
	(in millions, except per share data)
Operating income	$1,551	$1,513	2.5%
Net income/(loss) attributable to common shareholders	893	896	(0.3)%
Adjusted EBITDA(a)	1,885	1,951	(3.4)%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2017 compared to the Three Months Ended April 3, 2016:
Operating income increased 2.5% to $1.6 billion for the three months ended April 1, 2017, compared to $1.5 billion in the prior period. This increase was primarily due to lower Integration Program and other restructuring expenses in the current period, partially offset by unrealized losses on commodity hedges in the current period, lower commercial results, and the unfavorable impact from foreign currency (1.1 pp).
Net income/(loss) attributable to common shareholders decreased 0.3% to $893 million for the three months ended April 1, 2017, compared to $896 million in the prior period. The decrease was due to higher interest expense, which more than offset growth in operating income and a lower effective tax rate, detailed as follows:

•
Interest expense increased to $313 million for the three months ended April 1, 2017, compared to $249 million in the prior period. This increase was primarily due to the issuance of new long-term debt in conjunction with the redemption of our Series A Preferred Stock during the second quarter of 2016, and borrowings under our commercial paper program, which began in the second quarter of 2016.

•
The effective tax rate decreased to 28.7% for the three months ended April 1, 2017, compared to 29.2% in the prior period. The decrease in our effective tax rate was driven by the favorable impact of net discrete items, primarily related to reversals of uncertain tax position reserves in foreign jurisdictions. The favorable impact of current year discrete items was partially offset by the unfavorable impact of a higher percentage of U.S. income reflected in our estimated full year effective tax rate for 2017 compared to 2016.

Adjusted EBITDA decreased 3.4% to $1.9 billion for the three months ended April 1, 2017 compared to the prior period, primarily due to unfavorable volume/mix and the unfavorable impact of foreign currency (1.0 pp), partially offset by savings from the Integration Program and other restructuring activities as well as higher pricing. Segment Adjusted EBITDA results were as follows:

•	Canada Segment Adjusted EBITDA decreased primarily due to volume/mix declines, partially offset by Integration Program savings and the favorable impact of foreign currency (2.2 pp).

•
United States Segment Adjusted EBITDA decreased primarily due to volume/mix declines and unfavorable key commodity costs (which we define as dairy, meat, coffee, and nuts) primarily coffee and meats, partially offset by Integration Program savings and higher pricing in cheese.

•
Rest of World Segment Adjusted EBITDA decreased primarily due to increased commercial investments, higher input costs in local currency, and the unfavorable impact of foreign currency (2.7 pp), which were partially offset by net sales growth.

•
Europe Segment Adjusted EBITDA decreased primarily due to higher input costs in local currency and the unfavorable impact of foreign currency (10.2 pp), which were partially offset by productivity savings.

Diluted EPS:

	For the Three Months Ended
	April 1, 2017	April 3, 2016	% Change
	(in millions, except per share data)
Diluted EPS	$0.73	$0.73	—%
Adjusted EPS(a)	0.84	0.73	15.1%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2017 compared to the Three Months Ended April 3, 2016:
Diluted EPS was $0.73 for the three months ended April 1, 2017 and April 3, 2016.

	For the Three Months Ended
	April 1, 2017	April 3, 2016	$ Change	% Change
Diluted EPS	$0.73	$0.73	$—	—%
Integration and restructuring expenses	0.08	0.14	(0.06)
Merger costs	—	0.01	(0.01)
Unrealized losses/(gains) on commodity hedges	0.02	—	0.02
Nonmonetary currency devaluation	0.01	—	0.01
Preferred dividend adjustment	—	(0.15)	0.15
Adjusted EPS(a)	$0.84	$0.73	$0.11	15.1%

Key drivers of change in Adjusted EPS:
Results of operations			$(0.02)
Change in preferred dividends			0.15
Change in interest expense			(0.04)
Change in other expense/(income), net			0.01
Change in effective tax rate and other			0.01
			$0.11

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 15.1% to $0.84 for the three months ended April 1, 2017, compared to $0.73 in the prior period, primarily driven by the absence of a Series A Preferred Stock dividend in the current period, higher other expense/(income), net, and a lower effective tax rate, partially offset by higher interest expense and lower Adjusted EBITDA.
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

Net Sales:

	For the Three Months Ended
	April 1, 2017	April 3, 2016
	(in millions)
Net sales:
United States	$4,552	$4,715
Canada	443	504
Europe	543	583
Rest of World	826	768
Total net sales	$6,364	$6,570
Organic Net Sales:

	For the Three Months Ended
	April 1, 2017	April 3, 2016
	(in millions)
Organic Net Sales(a):
United States	$4,552	$4,715
Canada	429	504
Europe	582	583
Rest of World	816	755
Total Organic Net Sales	$6,379	$6,557

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Impact of Currency		Organic Net Sales	Price		Volume/Mix
Three Months Ended April 1, 2017 compared to Three Months Ended April 3, 2016
United States	(3.5)%	0.0	pp	(3.5)%	0.7	pp	(4.2	) pp
Canada	(12.2)%	2.7	pp	(14.9)%	(1.0	) pp	(13.9	) pp
Europe	(6.8)%	(6.6	) pp	(0.2)%	(0.6	) pp	0.4	pp
Rest of World	7.5%	(0.6	) pp	8.1%	5.1	pp	3.0	pp
Kraft Heinz	(3.1)%	(0.4	) pp	(2.7)%	1.0	pp	(3.7	) pp

Adjusted EBITDA:

	For the Three Months Ended
	April 1, 2017	April 3, 2016
	(in millions)
Segment Adjusted EBITDA:
United States	$1,472	$1,493
Canada	126	151
Europe	170	180
Rest of World	146	166
General corporate expenses	(29)	(39)
Depreciation and amortization (excluding integration and restructuring expenses)	(132)	(161)
Integration and restructuring expenses	(148)	(260)
Merger costs	—	(15)
Unrealized gains/(losses) on commodity hedges	(42)	8
Nonmonetary currency devaluation	—	(1)
Equity award compensation expense (excluding integration and restructuring expenses)	(12)	(9)
Operating income	1,551	1,513
Interest expense	313	249
Other expense/(income), net	(12)	(8)
Income/(loss) before income taxes	$1,250	$1,272
United States:

	For the Three Months Ended
	April 1, 2017	April 3, 2016	% Change
	(in millions)
Net sales	$4,552	$4,715	(3.5)%
Organic Net Sales(a)	4,552	4,715	(3.5)%
Segment Adjusted EBITDA	1,472	1,493	(1.4)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2017 compared to the Three Months Ended April 3, 2016:
Net sales and Organic Net Sales decreased 3.5% to $4.6 billion due to unfavorable volume/mix (4.2 pp) partially offset by higher pricing (0.7 pp). Unfavorable volume/mix reflected a combination of weaker consumption across most categories, including the impacts of calendar shifts as well as select distribution losses (primarily within the club channel). The categories most affected by these factors included foodservice, cheese, meat, and nuts. These declines were partially offset by gains in refrigerated meal combinations, frozen meals, and boxed dinners. Pricing gains primarily reflected price increases in cheese.
Segment Adjusted EBITDA decreased 1.4% primarily due to volume/mix declines across most categories and unfavorable key commodity costs, primarily in coffee and meats, partially offset by savings from the Integration Program and higher pricing in cheese.
Canada:

	For the Three Months Ended
	April 1, 2017	April 3, 2016	% Change
	(in millions)
Net sales	$443	$504	(12.2)%
Organic Net Sales(a)	429	504	(14.9)%
Segment Adjusted EBITDA	126	151	(16.6)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended April 1, 2017 compared to the Three Months Ended April 3, 2016:
Net sales decreased 12.2% to $443 million despite the favorable impact of foreign currency (2.7 pp). Organic Net Sales decreased 14.9% due to unfavorable volume/mix (13.9 pp) and lower pricing (1.0 pp). Volume/mix was unfavorable across most categories and was most pronounced in cheese and coffee, primarily due to delayed execution of go-to-market agreements with key retailers and retail distribution losses (primarily in cheese). Lower pricing was primarily due to higher promotional levels versus the prior period.
Segment Adjusted EBITDA decreased 16.6% despite the favorable impact of foreign currency (2.2 pp). Excluding the currency impact, the decrease was primarily due to volume/mix declines partially offset by savings from the Integration Program.
Europe:

	For the Three Months Ended
	April 1, 2017	April 3, 2016	% Change
	(in millions)
Net sales	$543	$583	(6.8)%
Organic Net Sales(a)	582	583	(0.2)%
Segment Adjusted EBITDA	170	180	(5.6)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2017 compared to the Three Months Ended April 3, 2016:
Net sales decreased 6.8% to $543 million, reflecting the unfavorable impact of foreign currency (6.6 pp). Organic Net Sales decreased 0.2% due to lower pricing (0.6 pp) partially offset by favorable volume/mix (0.4 pp). Lower pricing was primarily due to promotional timing in the UK and Italy versus the prior period. Favorable volume/mix was driven by growth in condiments and sauces in the UK, partially offset by declines in infant nutrition in Italy and in most categories in the Netherlands.
Segment Adjusted EBITDA decreased 5.6%, including the unfavorable impact of foreign currency (10.2 pp). Excluding the currency impact, Segment Adjusted EBITDA increased primarily due to productivity savings partially offset by higher input costs in local currency.
Rest of World:

	For the Three Months Ended
	April 1, 2017	April 3, 2016	% Change
	(in millions)
Net sales	$826	$768	7.5%
Organic Net Sales(a)	816	755	8.1%
Segment Adjusted EBITDA	146	166	(11.8)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2017 compared to the Three Months Ended April 3, 2016:
Net sales increased 7.5% to $826 million, reflecting the unfavorable impact of foreign currency (0.6 pp). Organic Net Sales increased 8.1% driven by higher pricing (5.1 pp) and favorable volume/mix (3.0 pp). Higher pricing was primarily driven by pricing actions taken to offset higher input costs in local currency, primarily in Latin America. Favorable volume/mix was primarily driven by shipment timing on seasonal holiday categories in Indonesia, ongoing growth in China as well as growth in condiments and sauces in Latin America. This growth was partially offset by volume declines in several markets associated with distributor network re-alignment.
Segment Adjusted EBITDA decreased 11.8%, including the unfavorable impact of foreign currency (2.7 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to higher commercial investments and higher input costs in local currency, partially offset by net sales growth.

Liquidity and Capital Resources
We believe that cash generated from our operating activities, our Revolving Credit Facility (as defined below), our securitization programs, and our commercial paper program will provide sufficient liquidity to meet our working capital needs, expected Integration Program and restructuring expenditures, planned capital expenditures, contributions to our postemployment benefit plans, future contractual obligations (including repayments of long-term debt), and payment of our anticipated quarterly dividends. We intend to use our cash on hand and our commercial paper program for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Cash Flow Activity for 2017 compared to 2016:
Net Cash Provided by/Used for Operating Activities:
Net cash used for operating activities was $151 million for the three months ended April 1, 2017 compared to net cash provided by operating activities of $270 million for the three months ended April 3, 2016. The decrease in cash provided by operating activities was driven by unfavorable changes in current assets and liabilities, primarily receivables and inventory, partially offset by decreased pension contributions in the current year. Changes in receivables were unfavorable primarily as a result of decreasing our U.S. securitization program from $800 million to $500 million in the first quarter of 2017. Changes in inventories were unfavorable, primarily within the U.S., which was driven by a combination of higher input costs, including key commodity costs, and lower than anticipated net sales.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $330 million for the three months ended April 1, 2017 compared to $293 million for the three months ended April 3, 2016. The increase in cash used for investing activities was primarily due to increased capital expenditures of $65 million compared to the prior year, which was primarily due to integration and restructuring activities in the United States. We expect 2017 capital expenditures to be approximately $1.1 billion, including capital expenditures required for our ongoing integration and restructuring activities.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $505 million for the three months ended April 1, 2017 compared to $627 million for the three months ended April 3, 2016. This decrease in cash used for financing activities was primarily driven by net proceeds in the current period from our commercial paper program, which commenced in the second quarter of 2016. These proceeds were partially offset by increased cash distributions related to common stock dividends. See Equity and Dividends for further information on our common stock dividends.
Cash Held by International Subsidiaries:
Of the $3.2 billion cash and cash equivalents on our condensed consolidated balance sheet at April 1, 2017, approximately $1.3 billion was held by international subsidiaries.
We have provided for a deferred tax liability of $22 million for undistributed earnings not considered to be indefinitely reinvested. Further, certain previously taxed earnings have not yet been remitted and certain intercompany loans have not yet been repaid. As a result, in future periods, we believe that we could remit up to approximately $2.8 billion of cash to the U.S. without incurring any additional material tax expense.
We consider the unremitted earnings of our international subsidiaries that have not been previously taxed in the U.S. to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these earnings in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. If we decide at a later date to repatriate these earnings to the U.S., we would be required to pay taxes on these amounts based on the applicable U.S. tax rates net of credits for foreign taxes already paid.
Total Debt:
We had commercial paper outstanding of $900 million at April 1, 2017 and $642 million at December 31, 2016. The maximum amount of commercial paper outstanding during the three months ended April 1, 2017 was not materially different than the amount outstanding at April 1, 2017.
We maintain our Senior Credit Facilities comprised of our $4.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $600 million senior unsecured loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facilities contain customary representations, covenants, and events of default. At April 1, 2017, $600 million aggregate principal amount of our Term Loan Facility was outstanding. No amounts were drawn on our Revolving Credit Facility at April 1, 2017 or during the three months ended April 1, 2017.

Our long-term debt, including the current portion, was $31.8 billion at April 1, 2017 and $31.8 billion at December 31, 2016. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants at April 1, 2017.
We have approximately $2.0 billion aggregate principal amount of senior notes that will mature in June 2017. We expect to fund these long-term debt repayments primarily with current cash and cash equivalents, cash generated from our operating activities, and proceeds from our U.S. securitization and commercial paper programs.
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
We define our key commodities as dairy, meat, coffee beans, and nuts. During the three months ended April 1, 2017, we experienced increases in our key commodities, including coffee beans, cheese, and meat, while costs for nuts were flat. We expect commodity cost volatility to continue over the remainder of the year. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There were no material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Equity and Dividends
Series A Preferred Stock:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock, therefore we no longer pay any associated dividends.
There were no cash distributions related to our Series A Preferred Stock for the three months ended April 3, 2016 because, concurrent with the declaration of our common stock dividend on December 8, 2015, we also declared and paid the Series A Preferred Stock dividend that would otherwise have been payable on March 7, 2016.
Common Stock Dividends:
We paid common stock dividends of $736 million for the three months ended April 1, 2017 and $667 million for the three months ended April 3, 2016. Additionally, on May 3, 2017, our Board of Directors declared a cash dividend of $0.60 per share of common stock, which is payable on June 16, 2017 to shareholders of record on May 19, 2017. The present annualized dividend rate is $2.40 per share of common stock.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our significant accounting policies are described in Note 1, Background and Basis of Presentation, to our consolidated financial statements for the year ended December 31, 2016 in our Annual Report on Form 10-K. Our significant accounting assumptions and estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2016 in our Annual Report on Form 10-K.
Recently Issued Accounting Standards
See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for a discussion of recently issued accounting standards.

Contingencies
See Note 13, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of our contingencies.
Non-GAAP Financial Measures
Our non-GAAP financial measures provided should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.
To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Organic Net Sales, Adjusted EBITDA, and Adjusted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), diluted earnings per common share, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
For the Three Months Ended April 1, 2017 and April 3, 2016
(dollars in millions)
(Unaudited)

	Net Sales	Impact of Currency	Organic Net Sales	Price	Volume/Mix
Three Months Ended April 1, 2017
United States	$4,552	$—	$4,552
Canada	443	14	429
Europe	543	(39)	582
Rest of World	826	10	816
	$6,364	$(15)	$6,379

Three Months Ended April 3, 2016
United States	$4,715	$—	$4,715
Canada	504	—	504
Europe	583	—	583
Rest of World	768	13	755
	$6,570	$13	$6,557

Year-over-year growth rates
United States	(3.5)%	0.0	pp	(3.5)%	0.7	pp	(4.2	) pp
Canada	(12.2)%	2.7	pp	(14.9)%	(1.0	) pp	(13.9	) pp
Europe	(6.8)%	(6.6	) pp	(0.2)%	(0.6	) pp	0.4	pp
Rest of World	7.5%	(0.6	) pp	8.1%	5.1	pp	3.0	pp
Kraft Heinz	(3.1)%	(0.4	) pp	(2.7)%	1.0	pp	(3.7	) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Net income/(loss)	$891	$900
Interest expense	313	249
Other expense/(income), net	(12)	(8)
Provision for/(benefit from) income taxes	359	372
Operating income	1,551	1,513
Depreciation and amortization (excluding integration and restructuring expenses)	132	161
Integration and restructuring expenses	148	260
Merger costs	—	15
Unrealized losses/(gains) on commodity hedges	42	(8)
Nonmonetary currency devaluation	—	1
Equity award compensation expense (excluding integration and restructuring expenses)	12	9
Adjusted EBITDA	$1,885	$1,951

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Diluted EPS	$0.73	$0.73
Integration and restructuring expenses(a)(b)	0.08	0.14
Merger costs(a)(b)	—	0.01
Unrealized losses/(gains) on commodity hedges(a)(b)	0.02	—
Nonmonetary currency devaluation(a)(c)	0.01	—
Preferred dividend adjustment(d)	—	(0.15)
Adjusted EPS	$0.84	$0.73

(a)	Income tax expense associated with these items is based on applicable jurisdictional tax rates and deductibility assessment of individual items.

(b)	Refer to the reconciliation of net income/(loss) to Adjusted EBITDA for the related gross expenses.

(c)	Nonmonetary currency devaluation includes the following gross expenses/(income):

•	Expenses recorded in cost of products sold of were $1 million for the three months ended April 3, 2016 (there were no such expenses for the three months ended April 1, 2017) and

•	Expenses recorded in other expense/(income), net, were $8 million for the three months ended April 1, 2017 (there were no such expenses for the three months ended April 3, 2016).

(d)
For Adjusted EPS, we present the impact of the Series A Preferred Stock dividend payments on an accrual basis. Accordingly, we included an adjustment to EPS to include $180 million of Series A Preferred Stock dividends in the three months ended April 3, 2016 (to reflect the March 7, 2016 Series A Preferred Stock dividend that was paid in December 2015).

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “expect,” “improve,” “reassess,” “remain,” “will,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, synergies and growth, taxes, integration, impacts of accounting guidance, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended April 1, 2017. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the three months ended April 1, 2017. We determined that there were no changes in our internal control over financial reporting during the three months ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 13, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of legal proceedings.
Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended April 1, 2017 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
1/1/2017 - 2/4/2017	111,031	$87.81	—
2/5/2017 - 3/4/2017	386,000	91.26	—
3/5/2017 - 4/1/2017	—	—	—	$—
For the Three Months Ended April 1, 2017	497,031		—

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Kraft Heinz Company
Date:	May 4, 2017
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Kraft Heinz Company
Date:	May 4, 2017
		By:	/s/ Christopher R. Skinger
Christopher R. Skinger
Vice President, Global Controller
(Principal Accounting Officer)