Form 10-Q
period 2017-07-01
Kraft Heinz Co
filed 2017-08-04
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

As of July 29, 2017, there were 1,218,251,122 shares of the registrant’s common stock outstanding.

The Kraft Heinz Company
Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Net sales	$6,677	$6,793	$13,041	$13,363
Cost of products sold	3,996	4,262	8,059	8,454
Gross profit	2,681	2,531	4,982	4,909
Selling, general and administrative expenses	760	895	1,510	1,760
Operating income	1,921	1,636	3,472	3,149
Interest expense	307	264	620	513
Other expense/(income), net	24	6	12	(2)
Income/(loss) before income taxes	1,590	1,366	2,840	2,638
Provision for/(benefit from) income taxes	430	411	789	783
Net income/(loss)	1,160	955	2,051	1,855
Net income/(loss) attributable to noncontrolling interest	1	5	(1)	9
Net income/(loss) attributable to Kraft Heinz	1,159	950	2,052	1,846
Preferred dividends	—	180	—	180
Net income/(loss) attributable to common shareholders	$1,159	$770	$2,052	$1,666
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.95	$0.63	$1.69	$1.37
Diluted earnings/(loss)	0.94	0.63	1.67	1.36
Dividends declared	0.60	0.575	1.20	1.15

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Net income/(loss)	$1,160	$955	$2,051	$1,855
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	451	(418)	758	(146)
Net deferred gains/(losses) on net investment hedges	(152)	105	(203)	45
Net actuarial gains/(losses) arising during the period	1	—	(9)	—
Prior service credits/(costs) arising during the period	1	—	1	—
Reclassification of net postemployment benefit losses/(gains)	(154)	(50)	(209)	(104)
Net deferred gains/(losses) on cash flow hedges	(32)	(14)	(66)	(32)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	26	4	46	(18)
Total other comprehensive income/(loss)	141	(373)	318	(255)
Total comprehensive income/(loss)	1,301	582	2,369	1,600
Comprehensive income/(loss) attributable to noncontrolling interest	1	5	(3)	16
Comprehensive income/(loss) attributable to Kraft Heinz	$1,300	$577	$2,372	$1,584

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except share and per share data)
(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,445	$4,204
Trade receivables (net of allowances of $28 at July 1, 2017 and $20 at December 31, 2016)	913	769
Sold receivables	521	129
Inventories	3,065	2,684
Other current assets	1,164	967
Total current assets	7,108	8,753
Property, plant and equipment, net	6,808	6,688
Goodwill	44,565	44,125
Intangible assets, net	59,400	59,297
Other assets	1,535	1,617
TOTAL ASSETS	$119,416	$120,480
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$1,090	$645
Current portion of long-term debt	19	2,046
Trade payables	3,888	3,996
Accrued marketing	494	749
Accrued postemployment costs	157	157
Income taxes payable	153	255
Interest payable	406	415
Other current liabilities	1,149	1,238
Total current liabilities	7,356	9,501
Long-term debt	29,979	29,713
Deferred income taxes	20,887	20,848
Accrued postemployment costs	1,975	2,038
Other liabilities	673	806
TOTAL LIABILITIES	60,870	62,906
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.01 par value (5,000,000,000 shares authorized; 1,220,835,141 shares issued and 1,218,183,383 shares outstanding at July 1, 2017; 1,218,947,088 shares issued and 1,216,475,740 shares outstanding at December 31, 2016)	12	12
Additional paid-in capital	58,674	58,593
Retained earnings/(deficit)	1,178	588
Accumulated other comprehensive income/(losses)	(1,308)	(1,628)
Treasury stock, at cost (2,651,758 shares at July 1, 2017 and 2,471,348 shares at December 31, 2016)	(223)	(207)
Total shareholders' equity	58,333	57,358
Noncontrolling interest	213	216
TOTAL EQUITY	58,546	57,574
TOTAL LIABILITIES AND EQUITY	$119,416	$120,480

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2016	$12	$58,593	$588	$(1,628)	$(207)	$216	$57,574
Net income/(loss)	—	—	2,052	—	—	(1)	2,051
Other comprehensive income/(loss)	—	—	—	320	—	(2)	318
Dividends declared-common stock	—	—	(1,463)	—	—	—	(1,463)
Exercise of stock options, issuance of other stock awards, and other	—	81	1	—	(16)	—	66
Balance at July 1, 2017	$12	$58,674	$1,178	$(1,308)	$(223)	$213	$58,546

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	July 1, 2017	July 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,051	$1,855
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	517	720
Amortization of postretirement benefit plans prior service costs/(credits)	(171)	(131)
Equity award compensation expense	24	26
Deferred income tax provision/(benefit)	269	3
Pension contributions	(17)	(177)
Other items, net	(23)	(97)
Changes in current assets and liabilities:
Trade receivables	(139)	(226)
Sold receivables	(390)	437
Inventories	(431)	(256)
Accounts payable	84	90
Other current assets	(121)	(68)
Other current liabilities	(762)	(72)
Net cash provided by/(used for) operating activities	891	2,104
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(690)	(514)
Other investing activities, net	44	62
Net cash provided by/(used for) investing activities	(646)	(452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,032)	(12)
Proceeds from issuance of long-term debt	—	6,982
Proceeds from issuance of commercial paper	4,213	1,939
Repayments of commercial paper	(3,777)	(1,307)
Dividends paid-Series A Preferred Stock	—	(180)
Dividends paid-common stock	(1,434)	(1,334)
Redemption of Series A Preferred Stock	—	(8,320)
Other financing activities, net	19	43
Net cash provided by/(used for) financing activities	(3,011)	(2,189)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	29	1
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(2,737)	(536)
Balance at beginning of period	4,255	4,912
Balance at end of period	$1,518	$4,376

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Notes to Condensed Consolidated Financial Statements
Note 1. Background and Basis of Presentation
Basis of Presentation:
Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In management’s opinion, these interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary to fairly state our results for the periods presented.
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
Accounting Standards Adopted in the Current Year:
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2016-09 related to equity-based award accounting and presentation. Under this guidance, excess tax benefits upon the exercise of share- based payment awards are recognized in our tax provision rather than within equity. Cash flows related to excess tax benefits are classified as operating activities rather than financing activities. Additionally, cash flows related to employee tax withholdings on restricted share vesting are classified as financing activities. This ASU became effective in the first quarter of 2017. We adopted the guidance related to excess tax benefits on a prospective basis. As a result, we recognized a tax benefit in our condensed consolidated statement of income of $8 million for the three months and $16 million for the six months ended July 1, 2017 related to our excess tax benefits upon the exercise of share-based payment awards. We retrospectively adopted the guidance related to cash flow classification of employee tax withholdings on restricted share vesting. This guidance did not have a material impact on our condensed consolidated statement of cash flows for the six months ended July 3, 2016 or on our consolidated statement of cash flows for the year ended December 31, 2016. Our equity award compensation cost continues to reflect estimated forfeitures.
In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash payments and cash receipts on the statement of cash flows. This ASU provided guidance on eight specific cash flow classification matters, which must be adopted in the same period using a retrospective transition method. We early adopted this ASU in the first quarter of 2017. Only one classification matter impacted us. Specifically, we now classify cash payments for debt prepayment and debt extinguishment costs as cash outflows from financing activities rather than cash outflows from operating activities. This guidance did not impact our condensed consolidated statements of cash flows for the six months ended July 1, 2017 or July 3, 2016.
In November 2016, the FASB issued ASU 2016-18 requiring the statement of cash flows to explain the change in restricted cash and restricted cash equivalents, in addition to cash and cash equivalents. We early adopted this ASU in the first quarter of 2017. Accordingly, we restated our cash and cash equivalents balances in the condensed consolidated statements of cash flows to include restricted cash of $51 million at December 31, 2016, $140 million at July 3, 2016, and $75 million at January 3, 2016. Additionally, cash used for investing activities decreased by $64 million for the six months ended July 3, 2016 and increased by $24 million for the year ended December 31, 2016. As required by the ASU, we have provided a reconciliation from cash and cash equivalents as presented on our condensed consolidated balance sheets to cash, cash equivalents, and restricted cash as reported on our condensed consolidated statements of cash flows. See Note 3, Restricted Cash, for this reconciliation, as well as a discussion of the nature of our restricted cash balances.

Recently Issued Accounting Standards:
In May 2014, the FASB issued ASU 2014-09, which superseded previously existing revenue recognition guidance. Under this ASU, companies will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the company expects to be entitled to in exchange for those goods or services. This ASU will be effective beginning in the first quarter of our fiscal year 2018. The ASU may be applied using a full retrospective method or a modified retrospective transition method, with a cumulative-effect adjustment as of the date of adoption. We are still evaluating the impact this ASU will have on our financial statements and related disclosures. At this time, we believe the potential impacts on our existing accounting policies may be associated with our customer allowances programs. We will adopt this ASU on the first day of our fiscal year 2018. We are also still evaluating our application method. Our ability to adopt using the full retrospective method is dependent on a number of factors, including finalizing our assessment of information necessary to restate prior period financial statements.
In February 2016, the FASB issued ASU 2016-02, which superseded previously existing leasing guidance. The ASU is intended to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The new guidance requires lessees to reflect most leases on their balance sheets as assets and obligations. This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. While we are still evaluating the impact this ASU will have on our financial statements and related disclosures, we have completed our scoping reviews and have made progress in our assessment phase. We have identified our significant leases by geography and by asset type as well as our leasing processes which will be impacted by the new standard. We have also made progress in developing the policy elections we will make upon adoption. We expect that our financial statement disclosures will be expanded to present additional details of our leasing arrangements. At this time, we are unable to reasonably estimate the expected increase in assets and liabilities on our condensed consolidated balance sheets upon adoption. We will adopt this ASU on the first day of our fiscal year 2019.
In October 2016, the FASB issued ASU 2016-16 related to the income tax accounting impacts of intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment. Under the new accounting guidance, current and deferred income taxes should be recognized upon transfer of the assets. Previously, recognition of current and deferred income taxes was prohibited until the asset was sold to an external third party. This ASU will be effective beginning in the first quarter of our fiscal year 2018. Early adoption is permitted but must be adopted in the first interim period of the annual period for which the ASU is adopted. The new guidance must be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. We will adopt this ASU on the first day of our fiscal year 2018. We currently anticipate a cumulative effect adjustment to retained earnings of approximately $100 million upon adoption.
In January 2017, the FASB issued ASU 2017-04 related to goodwill impairment testing. This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under the new standard, entities that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those entities. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The new guidance must be adopted on a prospective basis. While we are still evaluating the timing of adoption, we currently do not expect this ASU to have a material impact on our financial statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07 related to the presentation of net periodic benefit cost (pension and postretirement cost). This ASU will be effective in the first quarter of our fiscal year 2018. Under the new guidance, the service cost component of net periodic benefit cost must be presented in the same statement of income line item as other employee compensation costs arising from services rendered by employees during the period. Other components of net periodic benefit cost must be disaggregated from the service cost component in the statements of income and must be presented outside the operating income subtotal. Additionally, only the service cost component will be eligible for capitalization in assets. The new guidance must be applied retrospectively for the statement of income presentation of service cost components and other net periodic benefit cost components and prospectively for the capitalization of service cost components. We will adopt this ASU on the first day of our fiscal year 2018. We are still evaluating the impact this ASU will have on our financial statements and related disclosures.

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

•
Other costs ($400 million) incurred as a direct result of integration activities, including other exit costs (primarily lease and contract terminations) and other implementation costs (primarily professional services and other third-party fees).

Overall, as part of the Integration Program, we expect to eliminate 5,150 positions, close net six factories, and consolidate our distribution network. At July 1, 2017, the total Integration Program liability related primarily to the elimination of general salaried and factory positions across the United States and Canada, 4,100 of whom have left the company by July 1, 2017. Additionally, as of July 1, 2017, we have closed net five factories.
Related to the Integration Program, we recognized gains of $49 million for the three months and expenses of $78 million for the six months ended July 1, 2017 and expenses of $259 million for the three months and $500 million for the six months ended July 3, 2016. As of July 1, 2017, we have incurred approximately $1.8 billion of cumulative costs under the Integration Program, including $576 million of severance and employee benefit costs, $762 million of non-cash asset-related costs, $343 million of other implementation costs, and $113 million of other exit costs. We expect that approximately 60% of the Integration Program expenses will be cash expenditures.

The net gain of $49 million in the current period was driven by a curtailment gain of $168 million, which was classified as Integration Program expenses and more than offset other such expenses for the period. The curtailment gain resulted from postretirement plan remeasurements. These remeasurements were triggered by the number of cumulative headcount reductions after the closure of certain U.S. factories in the second quarter of 2017. See Note 8, Postemployment Benefits, and Note 9, Accumulated Other Comprehensive Income/(Losses), for the related curtailment gain.
Our liability balance for Integration Program costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 31, 2016	$99	$10	$109
Charges/(credits)	(105)	18	(87)
Cash payments	(47)	(3)	(50)
Non-cash utilization	154	(4)	150
Balance at July 1, 2017	$101	$21	$122
(a) Other exit costs primarily consist of lease and contract terminations.
We expect the liability for severance and employee benefit costs as of July 1, 2017 to be paid in 2017. The liability for other exit costs primarily relates to lease obligations associated with restructuring programs executed prior to the 2015 Merger. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2019 and 2026.
Restructuring Activities:
In addition to our Integration Program in North America, we have a small number of other restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. Related to these programs, approximately 400 employees left the company during the six months ended July 1, 2017. These programs resulted in expenses of $43 million for the three months ended July 1, 2017, including $19 million of severance and employee benefit costs, $15 million of other implementation costs, and $9 million of other exit costs, and $64 million for the six months ended July 1, 2017, including $29 million of severance and employee benefit costs, $1 million of non-cash asset-related costs, $25 million of other implementation costs, and $9 million of other exit costs. Such expenses totaled $25 million for the three months and $44 million for the six months ended July 3, 2016.
Our liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 31, 2016	$12	$25	$37
Charges/(credits)	29	9	38
Cash payments	(25)	(4)	(29)
Non-cash utilization	(6)	1	(5)
Balance at July 1, 2017	$10	$31	$41
(a) Other exit costs primarily consist of lease and contract terminations.
We expect the liability for severance and employee benefit costs as of July 1, 2017 to be paid in 2017. The liability for other exit costs primarily relates to lease obligations associated with restructuring programs executed prior to the 2015 Merger. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2017 and 2026.

Total Integration and Restructuring:
Total expenses related to the Integration Program and restructuring activities recorded in cost of products sold and selling, general and administrative expenses (“SG&A”) for the years presented were (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Severance and employee benefit costs - COGS	$(136)	$23	$(117)	$29
Severance and employee benefit costs - SG&A	16	14	41	46
Asset-related costs - COGS	25	137	100	279
Asset-related costs - SG&A	6	12	13	26
Other costs - COGS	52	39	61	72
Other costs - SG&A	31	59	44	92
	$(6)	$284	$142	$544
We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA (as defined in Note 15, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
United States	$(65)	$247	$43	$446
Canada	14	9	24	27
Europe	25	13	39	28
Rest of World	11	—	11	—
General corporate expenses	9	15	25	43
	$(6)	$284	$142	$544
Note 3. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	July 1, 2017	December 31, 2016
Cash and cash equivalents	$1,445	$4,204
Restricted cash included in other assets (current)	73	42
Restricted cash included in other assets (noncurrent)	—	9
Cash, cash equivalents, and restricted cash	$1,518	$4,255
Our restricted cash primarily relates to withholding taxes on our common stock dividends to our only significant international shareholder, 3G Capital.
Note 4. Inventories
Inventories at July 1, 2017 and December 31, 2016 were (in millions):

	July 1, 2017	December 31, 2016
Packaging and ingredients	$678	$542
Work in process	495	388
Finished product	1,892	1,754
Inventories	$3,065	$2,684
The increase in inventories in the second quarter of 2017 is primarily due to seasonality as well as higher key commodity costs within the U.S.

Note 5. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	Canada	Europe	Rest of World	Total
Balance at December 31, 2016	$33,696	$4,913	$2,778	$2,738	$44,125
Translation adjustments	—	177	168	95	440
Balance at July 1, 2017	$33,696	$5,090	$2,946	$2,833	$44,565
We test goodwill for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2017 annual impairment test as of April 2, 2017. As a result of our 2017 annual impairment test, there was no impairment of goodwill. Each of our goodwill reporting units had excess fair value over its carrying value of at least 10% as of April 2, 2017.
Our goodwill balance consists of 18 reporting units and had an aggregate carrying value of $44.6 billion as of July 1, 2017. As a majority of our goodwill was recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there was not a significant excess of fair values over carrying values as of April 2, 2017. We have a risk of future impairment to the extent that individual reporting unit performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. There were no accumulated impairment losses to goodwill as of July 1, 2017.
Indefinite-lived intangible assets:
Indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 31, 2016	$53,307
Translation adjustments	237
Impairment losses on indefinite-lived intangible assets	(48)
Balance at July 1, 2017	$53,496
We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2017 annual impairment test as of April 2, 2017. As a result of our 2017 annual impairment test, we recognized a non-cash impairment loss of $48 million in SG&A for the three and six months ended July 1, 2017. This loss was due to continued declines in nutritional beverages in India. The loss was recorded in our Europe segment as the related trademark is owned by our Italian subsidiary. Each of our other brands had excess fair value over its carrying value of at least 10% as of April 2, 2017.
Our indefinite-lived intangible assets primarily consist of a large number of individual brands and had an aggregate carrying value of $53.5 billion as of July 1, 2017. As a majority of our indefinite-lived intangible assets were recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there was not a significant excess of fair values over carrying values as of April 2, 2017. We have a risk of future impairment to the extent individual brand performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	July 1, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,362	$(226)	$2,136	$2,337	$(172)	$2,165
Customer-related assets	4,216	(458)	3,758	4,184	(369)	3,815
Other	14	(4)	10	13	(3)	10
	$6,592	$(688)	$5,904	$6,534	$(544)	$5,990

Amortization expense for definite-lived intangible assets was $77 million for the three months and $144 million for the six months ended July 1, 2017 and was $66 million for the three months and $132 million for the six months ended July 3, 2016. Aside from amortization expense, the changes in definite-lived intangible assets from December 31, 2016 to July 1, 2017 reflect the impact of foreign currency. We estimate that annual amortization expense for definite-lived intangible assets for each of the next five years will be approximately $270 million.
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
Our effective tax rate was 27.1% for the three months ended July 1, 2017 compared to 30.1% for the three months ended July 3, 2016. The decrease in our effective tax rate was driven by the favorable impact of net discrete items, primarily related to reversals of uncertain tax position reserves in the U.S., and a favorable mix of income among our foreign subsidiaries. The favorable impact of current year net discrete items and foreign subsidiary income mix was partially offset by the unfavorable impact of a higher percentage of U.S. income reflected in our estimated full year effective tax rate for 2017 compared to 2016.
Our effective tax rate was 27.8% for the six months ended July 1, 2017 compared to 29.7% for the six months ended July 3, 2016. The decrease in our effective tax rate was driven by the favorable impact of net discrete items, primarily related to reversals of uncertain tax position reserves in foreign jurisdictions and the U.S., and a favorable mix of income among our foreign subsidiaries. The favorable impact of current year net discrete items and foreign subsidiary income mix was partially offset by the unfavorable impact of a higher percentage of U.S. income reflected in our estimated full year effective tax rate for 2017 compared to 2016.
Note 7. Employees’ Stock Incentive Plans
Our annual equity award grants and vesting occurred in the first quarter of 2017. Other off-cycle equity grants may occur throughout the year.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 31, 2016	20,560,140	$37.39
Granted	1,219,904	91.40
Forfeited	(387,121)	51.18
Exercised	(1,761,346)	32.65
Outstanding at July 1, 2017	19,631,577	40.91
The aggregate intrinsic value of stock options exercised during the period was $103 million for the six months ended July 1, 2017.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2016	806,744	$71.95
Granted	1,670,051	85.03
Forfeited	(146,922)	82.38
Vested	(126,707)	72.96
Outstanding at July 1, 2017	2,203,166	81.37
The aggregate fair value of RSUs that vested during the period was $11 million for the six months ended July 1, 2017.

Note 8. Postemployment Benefits
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended				For the Six Months Ended
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Service cost	$2	$4	$4	$6	$5	$7	$8	$12
Interest cost	46	53	16	22	91	106	32	43
Expected return on plan assets	(66)	(74)	(43)	(47)	(131)	(148)	(86)	(93)
Amortization of unrecognized losses/(gains)	—	—	1	—	—	—	1	—
Settlements	—	—	—	—	—	(6)	—	—
Special/contractual termination benefits	6	—	2	—	13	—	8	—
Other	—	—	—	—	2	—	(9)	—
Net pension cost/(benefit)	$(12)	$(17)	$(20)	$(19)	$(20)	$(41)	$(46)	$(38)
We capitalized a portion of net pension cost/(benefit) into inventory based on our production activities. These amounts are included in the table above.
Employer Contributions:
During the first six months of 2017, we contributed $17 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plans in the first six months of 2017. Based on our contribution strategy, we plan to make further contributions of approximately $150 million to our U.S. plans and approximately $40 million to our non-U.S. plans during the remainder of 2017. However, our actual contributions and plans may change due to many factors, including timing of regulatory approval for the windup of our Canadian plans; changes in tax, employee benefit, or other laws; tax deductibility; significant differences between expected and actual pension asset performance or interest rates; or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Service cost	$3	$4	$5	$8
Interest cost	12	14	25	30
Amortization of prior service costs/(credits)	(83)	(80)	(173)	(162)
Curtailments	(168)	—	(168)	—
Net postretirement cost/(benefit)	$(236)	$(62)	$(311)	$(124)
We capitalized a portion of net postretirement cost/(benefit) into inventory based on our production activities. These amounts are included in the table above.
In the second quarter of 2017, we remeasured certain of our postretirement plans and recognized a curtailment gain of $168 million. These remeasurements were triggered by the number of cumulative headcount reductions after the closure of certain U.S. factories in the second quarter of 2017. The headcount reductions were part of our ongoing Integration Program. See Note 2, Integration and Restructuring Expenses, for additional information.

Note 9. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 31, 2016	$(2,412)	$772	$12	$(1,628)
Foreign currency translation adjustments	760	—	—	760
Net deferred gains/(losses) on net investment hedges	(203)	—	—	(203)
Net postemployment benefit gains/(losses) arising during the period	—	(8)	—	(8)
Reclassification of net postemployment benefit losses/(gains)	—	(209)	—	(209)
Net deferred gains/(losses) on cash flow hedges	—	—	(66)	(66)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	46	46
Total other comprehensive income/(loss)	557	(217)	(20)	320
Balance as of July 1, 2017	$(1,855)	$555	$(8)	$(1,308)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	July 1, 2017			July 3, 2016
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$451	$—	$451	$(418)	$—	$(418)
Net deferred gains/(losses) on net investment hedges	(290)	138	(152)	194	(89)	105
Net actuarial gains/(losses) arising during the period	2	(1)	1	—	—	—
Prior service credits/(costs) arising during the period	2	(1)	1	—	—	—
Reclassification of net postemployment benefit losses/(gains)	(250)	96	(154)	(80)	30	(50)
Net deferred gains/(losses) on cash flow hedges	(32)	—	(32)	(17)	3	(14)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	28	(2)	26	6	(2)	4

	For the Six Months Ended
	July 1, 2017			July 3, 2016
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$760	$—	$760	$(153)	$—	$(153)
Net deferred gains/(losses) on net investment hedges	(368)	165	(203)	110	(65)	45
Net actuarial gains/(losses) arising during the period	(10)	1	(9)	—	—	—
Prior service credits/(costs) arising during the period	2	(1)	1	—	—	—
Reclassification of net postemployment benefit losses/(gains)	(340)	131	(209)	(168)	64	(104)
Net deferred gains/(losses) on cash flow hedges	(71)	5	(66)	(45)	13	(32)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	45	1	46	(20)	2	(18)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses)				Affected Line Item in the Statement Where Net Income/(Loss) is Presented
	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$—	$(2)	$—	$(3)	Net sales
Foreign exchange contracts	(4)	(4)	(3)	(33)	Cost of products sold
Foreign exchange contracts	31	11	46	14	Other expense/(income), net
Interest rate contracts	1	1	2	2	Interest expense
Losses/(gains) on cash flow hedges before income taxes	28	6	45	(20)
Losses/(gains) on cash flow hedges, income taxes	(2)	(2)	1	2
Losses/(gains) on cash flow hedges	$26	$4	$46	$(18)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$1	$—	$1	$—	(a)
Amortization of prior service costs/(credits)	(83)	(80)	(173)	(162)	(a)
Settlement and curtailments losses/(gains)	(168)	—	(168)	(6)	(a)
Losses/(gains) on postemployment benefits before income taxes	(250)	(80)	(340)	(168)
Losses/(gains) on postemployment benefits, income taxes	96	30	131	64
Losses/(gains) on postemployment benefits	$(154)	$(50)	$(209)	$(104)

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 8, Postemployment Benefits, for additional information.
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
Derivative Volume:
The notional values of our derivative instruments were (in millions):

	Notional Amount
	July 1, 2017	December 31, 2016
Commodity contracts	$473	$459
Foreign exchange contracts	3,676	2,997
Cross-currency contracts	2,950	3,173

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	July 1, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$12	$32	$—	$—	$12	$32
Cross-currency contracts	—	—	439	—	—	—	439	—
Derivatives not designated as hedging instruments:
Commodity contracts	15	26	1	1	—	—	16	27
Foreign exchange contracts	—	—	21	1	—	—	21	1
Cross-currency contracts	—	—	—	—	—	—	—	—
Total fair value	$15	$26	$473	$34	$—	$—	$488	$60

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$69	$13	$—	$—	$69	$13
Cross-currency contracts	—	—	580	36	—	—	580	36
Derivatives not designated as hedging instruments:
Commodity contracts	28	7	—	—	—	—	28	7
Foreign exchange contracts	—	—	35	30	—	—	35	30
Cross-currency contracts	—	—	44	—	—	—	44	—
Total fair value	$28	$7	$728	$79	$—	$—	$756	$86
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $44 million at July 1, 2017 and $67 million at December 31, 2016. No material amounts of collateral were received or posted on our derivative assets and liabilities at July 1, 2017.
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
The fair values of our derivative assets are recorded within other current assets and other assets. The fair values of our liability derivatives are recorded within other current liabilities and other liabilities.

Net Investment Hedging:
At July 1, 2017, the principal amounts of foreign denominated debt designated as net investment hedges totaled €2,550 million and £400 million.
At July 1, 2017, our cross-currency swaps designated as net investment hedges consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap	C$	1.8	$1.6	December 2019
We also periodically enter into shorter-dated foreign exchange contracts that are designated as net investment hedges. At July 1, 2017, we had three Chinese renminbi foreign exchange contracts with an aggregate USD notional amount of $204 million.
Hedge Coverage:
At July 1, 2017, we had entered into contracts designated as hedging instruments, which hedge transactions for the following durations:

•	foreign exchange contracts for periods not exceeding the next 14 months; and

•	cross-currency contracts for periods not exceeding the next three years.
At July 1, 2017, we had entered into contracts not designated as hedging instruments, which hedge economic risks for the following durations:

•	commodity contracts for periods not exceeding the next 15 months; and

•	foreign exchange contracts for periods not exceeding the next eight months.
Hedge Ineffectiveness:
We record pre-tax gains or losses reclassified from accumulated other comprehensive income/(losses) due to ineffectiveness for foreign exchange contracts related to forecasted transactions in other expense/(income), net.
Deferred Hedging Gains and Losses:
Based on our valuation at July 1, 2017 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains for foreign currency cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the consolidated statements of income and statements of comprehensive income:

	For the Three Months Ended
	July 1, 2017				July 3, 2016
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$(32)	$—	$—	$—	$(9)	$—	$(8)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	—	(8)	(66)	—	—	46	90	—
Total gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$(40)	$(66)	$—	$—	$37	$90	$(8)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$—	$—	$—	$—	$2	$—	$—
Cost of products sold (effective portion)	—	4	—	—	—	4	—	—
Other expense/(income), net	—	(31)	—	—	—	(11)	—	—
Interest expense	—	—	—	(1)	—	—	—	(1)
	—	(27)	—	(1)	—	(5)	—	(1)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	—	—	—	—	29	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	26	(1)	—	—	18	(1)	—
	—	26	(1)	—	29	18	(1)	—
Total gains/(losses) recognized in statements of income	$—	$(1)	$(1)	$(1)	$29	$13	$(1)	$(1)

	For the Six Months Ended
	July 1, 2017				July 3, 2016
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$(71)	$—	$—	$—	$(37)	$—	$(8)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	—	(12)	(96)	—	—	46	25	—
Total gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$(83)	$(96)	$—	$—	$9	$25	$(8)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$—	$—	$—	$—	$3	$—	$—
Cost of products sold (effective portion)	—	3	—	—	—	33	—	—
Other expense/(income), net	—	(46)	—	—	—	(14)	—	—
Interest expense	—	—	—	(2)	—	—	—	(2)
	—	(43)	—	(2)	—	22	—	(2)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(37)	—	—	—	11	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	28	(2)	—	—	(57)	(8)	—
	(37)	28	(2)	—	11	(57)	(8)	—
Total gains/(losses) recognized in statements of income	$(37)	$(15)	$(2)	$(2)	$11	$(35)	$(8)	$(2)
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax losses in other comprehensive income/(loss) of $216 million for the three months and $260 million for the six months ended July 1, 2017, and we recognized pre-tax gains in other comprehensive income/(loss) of $58 million for the three months and $39 million for the six months ended July 3, 2016.

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
In the first quarter of 2017, we elected to reduce the cash consideration limit related to our European receivables factoring program. As a result, our aggregate cash consideration limit related to our foreign denominated Programs was $198 million at July 1, 2017 compared to $245 million at December 31, 2016. Additionally, in the first quarter of 2017, we elected to reduce the cash consideration limit related to our U.S. securitization program from $800 million to $500 million. In the second quarter of 2017, we amended our U.S. securitization program to extend the term through May 2018. There were no other changes to the Programs during the six months ended July 1, 2017.
The cash consideration and carrying amount of receivables removed from the condensed consolidated balance sheets in connection with the Programs were $624 million at July 1, 2017 and $904 million at December 31, 2016. The fair value of the Deferred Purchase Price for the Programs was $521 million at July 1, 2017 and $129 million at December 31, 2016. The Deferred Purchase Price is included in sold receivables on the condensed consolidated balance sheets and had a carrying value which approximated its fair value at July 1, 2017 and December 31, 2016.
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
At July 1, 2017, there were two exchange rates legally available to us for converting Venezuelan bolivars to U.S. dollars, including:

•
the official exchange rate of BsF10 per U.S. dollar available through the Sistema de Divisa Protegida (“DIPRO”), which is available for purchases and sales of essential items, including food products; and

•	an alternative exchange rate available through the Sistema de Divisa Complementaria (“DICOM”), which is available for all transactions not covered by DIPRO.
We have had no settlements at the DIPRO rate of BsF10 per U.S. dollar in 2017. At July 1, 2017, we had outstanding requests of $26 million for payment of invoices for the purchase of ingredients and packaging materials for the years 2012 through 2015, all of which were requested for payment at BsF6.30 per U.S. dollar (the official exchange rate until March 10, 2016). We have had access to U.S. dollars at DICOM rates in 2017. As of July 1, 2017, we believe the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary.
In the second quarter of 2017, the Venezuelan government implemented changes to move DICOM from a free-floating exchange format to an auction-based system. The first auction in May 2017 resulted in a new published exchange rate of BsF2,010 per U.S. dollar. Since then, the DICOM rate has increasingly deteriorated and was BsF2,640 at July 1, 2017. Published DICOM rates averaged BsF1,303 per U.S. dollar for the three months and BsF1,013 per U.S. dollar for the six months ended July 1, 2017.
During the six months ended July 1, 2017, we remeasured the monetary assets and liabilities, as well as the operating results, of our Venezuelan subsidiary at DICOM rates. This remeasurement resulted in a nonmonetary currency devaluation loss of $25 million for the three months and $33 million for the six months ended July 1, 2017, which were recorded in other expense/(income), net, in the condensed consolidated statements of income for the periods then ended.
In the second quarter of 2016, we assessed the nonmonetary assets of our Venezuelan subsidiary for impairment, resulting in a $53 million loss to write down property, plant and equipment, net, and prepaid spare parts, which was recorded within cost of products sold in the condensed consolidated statements of income for the periods then ended. We continue to monitor the DICOM rate, and the nonmonetary assets supported by the underlying operations in Venezuela, for impairment.

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
Debt
Borrowing Arrangements:
We had commercial paper outstanding of $1.1 billion at July 1, 2017 and $642 million at December 31, 2016.
See Note 11, Debt, to our consolidated financial statements for the year ended December 31, 2016 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.
Long-Term Debt:
We repaid $2.0 billion aggregate principal amount of senior notes that matured in the second quarter of 2017. We funded these long-term debt repayments primarily with cash on hand and our commercial paper programs.

In the second quarter of 2016, we issued new long-term debt and used the proceeds to redeem all outstanding shares of our 9.00% cumulative compounding preferred stock, Series A (“Series A Preferred Stock”) on June 7, 2016. We incurred costs related to the issuance of our long-term debt of $52 million, which is reflected as a direct deduction of our long-term debt balance on the consolidated balance sheet at December 31, 2016.
Fair Value of Debt:
At July 1, 2017, the aggregate fair value of our total debt was $32.3 billion as compared with a carrying value of $31.1 billion. At December 31, 2016, the aggregate fair value of our total debt was $33.2 billion as compared with a carrying value of $32.4 billion. Our short-term debt and commercial paper had carrying values that approximated their fair values at July 1, 2017 and December 31, 2016. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Series A Preferred Stock:
As noted above, in the second quarter of 2016, we redeemed all outstanding shares of our Series A Preferred Stock. We funded this redemption primarily through the issuance of long-term debt, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand. In connection with the redemption, all Series A Preferred Stock was canceled and automatically retired, and we no longer pay any associated dividends.

Note 14. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
	(in millions, except per share amounts)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$1,159	$770	$2,052	$1,666
Weighted average shares of common stock outstanding	1,218	1,217	1,218	1,216
Net earnings/(loss)	$0.95	$0.63	$1.69	$1.37
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$1,159	$770	$2,052	$1,666
Weighted average shares of common stock outstanding	1,218	1,217	1,218	1,216
Effect of dilutive equity awards	11	10	11	10
Weighted average shares of common stock outstanding, including dilutive effect	1,229	1,227	1,229	1,226
Net earnings/(loss)	$0.94	$0.63	$1.67	$1.36
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 1 million for the three months and 1 million for six months ended July 1, 2017 and were 3 million for the three months and 2 million for the six months ended July 3, 2016.
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
In the fourth quarter of 2016, we reorganized our segments to reflect the following:

•	our Russia business moved from Rest of World to the Europe segment; and

•
management of our Global Procurement Office moved from one of our European subsidiaries to our global headquarters, which resulted in moving the related costs from the Europe segment to general corporate expenses.

These changes are reflected in all historical periods presented and did not have a material impact on our condensed consolidated financial statements. See Note 18, Segment Reporting, to our consolidated financial statements for the year ended December 31, 2016 in our Annual Report on Form 10-K for additional information related to these changes.
Management evaluates segment performance based on several factors, including net sales and segment adjusted earnings before interest, tax, depreciation, and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, and nonmonetary currency devaluation (e.g., remeasurement gains and losses).
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.

Net sales by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Net sales:
United States	$4,634	$4,692	$9,186	$9,407
Canada	597	638	1,040	1,142
Europe	595	625	1,138	1,208
Rest of World	851	838	1,677	1,606
Total net sales	$6,677	$6,793	$13,041	$13,363
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Segment Adjusted EBITDA:
United States	$1,566	$1,518	$3,038	$3,011
Canada	189	192	315	343
Europe	202	221	372	401
Rest of World	180	202	326	368
General corporate expenses	(36)	(46)	(65)	(85)
Depreciation and amortization (excluding integration and restructuring expenses)	(137)	(124)	(269)	(285)
Integration and restructuring expenses	6	(284)	(142)	(544)
Merger costs	—	(14)	—	(29)
Unrealized gains/(losses) on commodity hedges	13	37	(29)	45
Impairment losses	(48)	(53)	(48)	(53)
Nonmonetary currency devaluation	—	(2)	—	(3)
Equity award compensation expense (excluding integration and restructuring expenses)	(14)	(11)	(26)	(20)
Operating income	1,921	1,636	3,472	3,149
Interest expense	307	264	620	513
Other expense/(income), net	24	6	12	(2)
Income/(loss) before income taxes	$1,590	$1,366	$2,840	$2,638

In the first quarter of 2017, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Our net sales by product category were (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Condiments and sauces	$1,710	$1,760	$3,223	$3,324
Cheese and dairy	1,319	1,350	2,618	2,716
Ambient meals	541	559	1,124	1,149
Frozen and chilled meals	639	626	1,292	1,253
Meats and seafood	695	727	1,355	1,423
Refreshment beverages	437	442	809	850
Coffee	340	356	690	739
Infant and nutrition	211	216	399	406
Desserts, toppings and baking	233	235	429	445
Nuts and salted snacks	252	255	484	515
Other	300	267	618	543
Total net sales	$6,677	$6,793	$13,041	$13,363
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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended July 1, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,411	$2,404	$(138)	$6,677
Cost of products sold	—	2,510	1,624	(138)	3,996
Gross profit	—	1,901	780	—	2,681
Selling, general and administrative expenses	—	165	595	—	760
Intercompany service fees and other recharges	—	1,321	(1,321)	—	—
Operating income	—	415	1,506	—	1,921
Interest expense	—	296	11	—	307
Other expense/(income), net	—	(48)	72	—	24
Income/(loss) before income taxes	—	167	1,423	—	1,590
Provision for/(benefit from) income taxes	—	(69)	499	—	430
Equity in earnings of subsidiaries	1,159	923	—	(2,082)	—
Net income/(loss)	1,159	1,159	924	(2,082)	1,160
Net income/(loss) attributable to noncontrolling interest	—	—	1	—	1
Net income/(loss) excluding noncontrolling interest	$1,159	$1,159	$923	$(2,082)	$1,159

Comprehensive income/(loss) excluding noncontrolling interest	$1,300	$1,300	$1,344	$(2,644)	$1,300

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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Six Months Ended July 1, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$8,771	$4,570	$(300)	$13,041
Cost of products sold	—	5,224	3,135	(300)	8,059
Gross profit	—	3,547	1,435	—	4,982
Selling, general and administrative expenses	—	349	1,161	—	1,510
Intercompany service fees and other recharges	—	2,429	(2,429)	—	—
Operating income	—	769	2,703	—	3,472
Interest expense	—	599	21	—	620
Other expense/(income), net	—	(31)	43	—	12
Income/(loss) before income taxes	—	201	2,639	—	2,840
Provision for/(benefit from) income taxes	—	(81)	870	—	789
Equity in earnings of subsidiaries	2,052	1,770	—	(3,822)	—
Net income/(loss)	2,052	2,052	1,769	(3,822)	2,051
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$2,052	$2,052	$1,770	$(3,822)	$2,052

Comprehensive income/(loss) excluding noncontrolling interest	$2,372	$2,372	$3,186	$(5,558)	$2,372

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

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of July 1, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$556	$889	$—	$1,445
Trade receivables	—	20	893	—	913
Receivables due from affiliates	—	775	210	(985)	—
Dividends due from affiliates	65	—	—	(65)	—
Sold receivables	—	—	521	—	521
Inventories	—	2,001	1,064	—	3,065
Short-term lending due from affiliates	—	1,874	3,443	(5,317)	—
Other current assets	—	3,161	225	(2,222)	1,164
Total current assets	65	8,387	7,245	(8,589)	7,108
Property, plant and equipment, net	—	4,473	2,335	—	6,808
Goodwill	—	11,067	33,498	—	44,565
Investments in subsidiaries	58,333	71,228	—	(129,561)	—
Intangible assets, net	—	3,294	56,106	—	59,400
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	527	1,008	—	1,535
TOTAL ASSETS	$58,398	$100,676	$102,192	$(141,850)	$119,416
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$1,086	$4	$—	$1,090
Current portion of long-term debt	—	9	10	—	19
Short-term lending due to affiliates	—	3,443	1,874	(5,317)	—
Trade payables	—	2,193	1,695	—	3,888
Payables due to affiliates	—	210	775	(985)	—
Accrued marketing	—	128	366	—	494
Accrued postemployment costs	—	84	73	—	157
Income taxes payable	—	—	2,375	(2,222)	153
Interest payable	—	397	9	—	406
Dividends due to affiliates	—	65	—	(65)	—
Other current liabilities	65	477	607	—	1,149
Total current liabilities	65	8,092	7,788	(8,589)	7,356
Long-term debt	—	28,960	1,019	—	29,979
Long-term borrowings due to affiliates	—	2,000	1,917	(3,917)	—
Deferred income taxes	—	1,327	19,560	—	20,887
Accrued postemployment costs	—	1,687	288	—	1,975
Other liabilities	—	277	396	—	673
TOTAL LIABILITIES	65	42,343	30,968	(12,506)	60,870
Total shareholders’ equity	58,333	58,333	71,011	(129,344)	58,333
Noncontrolling interest	—	—	213	—	213
TOTAL EQUITY	58,333	58,333	71,224	(129,344)	58,546
TOTAL LIABILITIES AND EQUITY	$58,398	$100,676	$102,192	$(141,850)	$119,416

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

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 1, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$1,434	$812	$79	$(1,434)	$891
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(470)	(220)	—	(690)
Net proceeds from/(payments on) intercompany lending activities	—	141	(237)	96	—
Additional investments in subsidiaries	(12)	—	—	12	—
Other investing activities, net	—	41	3	—	44
Net cash provided by/(used for) investing activities	(12)	(288)	(454)	108	(646)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(2,023)	(9)	—	(2,032)
Proceeds from issuance of commercial paper	—	4,213	—	—	4,213
Repayments of commercial paper	—	(3,777)	—	—	(3,777)
Net proceeds from/(payments on) intercompany borrowing activities	—	237	(141)	(96)	—
Dividends paid-common stock	(1,434)	(1,434)	—	1,434	(1,434)
Other intercompany capital stock transactions	—	12	—	(12)	—
Other financing activities, net	12	—	7	—	19
Net cash provided by/(used for) financing activities	(1,422)	(2,772)	(143)	1,326	(3,011)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	29	—	29
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(2,248)	(489)	—	(2,737)
Balance at beginning of period	—	2,869	1,386	—	4,255
Balance at end of period	$—	$621	$897	$—	$1,518

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$847	$1,520	$584	$(847)	$2,104
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(346)	(168)	—	(514)
Net proceeds from/(payments on) intercompany lending activities	—	595	107	(702)	—
Additional investments in subsidiaries	—	(10)	—	10	—
Return of capital	8,987	—	—	(8,987)	—
Other investing activities, net	—	86	(24)	—	62
Net cash provided by/(used for) investing activities	8,987	325	(85)	(9,679)	(452)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(8)	(4)	—	(12)
Proceeds from issuance of long-term debt	—	6,980	2	—	6,982
Proceeds from issuance of commercial paper	—	1,939	—	—	1,939
Repayments of commercial paper	—	(1,307)	—	—	(1,307)
Net proceeds from/(payments on) intercompany borrowing activities	—	(107)	(595)	702	—
Dividends paid-Series A Preferred Stock	(180)	—	—	—	(180)
Dividends paid-common stock	(1,334)	(1,514)	—	1,514	(1,334)
Redemption of Series A Preferred Stock	(8,320)	—	—	—	(8,320)
Other intercompany capital stock transactions	—	(8,320)	10	8,310	—
Other financing activities, net	—	45	(2)	—	43
Net cash provided by/(used for) financing activities	(9,834)	(2,292)	(589)	10,526	(2,189)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	1	—	1
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(447)	(89)	—	(536)
Balance at beginning of period	—	3,253	1,659	—	4,912
Balance at end of period	$—	$2,806	$1,570	$—	$4,376

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	July 1, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$556	$889	$—	$1,445
Restricted cash included in other assets (current)	—	65	8	—	73
Restricted cash included in other assets (noncurrent)	—	—	—	—	—
Cash, cash equivalents, and restricted cash	$—	$621	$897	$—	$1,518

	December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,830	$1,374	$—	$4,204
Restricted cash included in other assets (current)	—	39	3	—	42
Restricted cash included in other assets (noncurrent)	—	—	9	—	9
Cash, cash equivalents, and restricted cash	$—	$2,869	$1,386	$—	$4,255

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Description of the Company:
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products throughout the world.
We manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe. Our remaining businesses are combined and disclosed as Rest of World. Rest of World is comprised of two operating segments: Latin America and AMEA.
In the fourth quarter of 2016, we reorganized our segments to reflect the following:

•	our Russia business moved from Rest of World to the Europe segment; and

•
management of our Global Procurement Office moved from one of our European subsidiaries to our global headquarters, which resulted in moving the related costs from the Europe segment to general corporate expenses.

These changes are reflected in all historical periods presented and did not have a material impact on our condensed consolidated financial statements. See Note 18, Segment Reporting, to our consolidated financial statements for the year ended December 31, 2016 in our Annual Report on Form 10-K for additional information related to these changes.
Items Affecting Comparability of Financial Results
Integration and Restructuring Expenses:
Related to integration and restructuring activities (including the multi-year Integration Program announced following the 2015 Merger), we recognized gains of $6 million for the three months and expenses of $142 million for the six months ended July 1, 2017 and expenses of $284 million for the three months and $544 million for the six months ended July 3, 2016. Integration Program amounts included in these totals were gains of $49 million for the three months and expenses of $78 million for the six months ended July 1, 2017 and expenses of $259 million for the three months and $500 million for the six months ended July 3, 2016.
The gains of $6 million (total integration and restructuring) and $49 million (Integration Program) in the current period were driven by a curtailment gain of $168 million, which was classified as Integration Program expenses and more than offset other such expenses for the period. The curtailment gain resulted from postretirement plan remeasurements. These remeasurements were triggered by the number of cumulative headcount reductions after the closure of certain U.S. factories in the second quarter of 2017.
We expect to incur pre-tax costs of $2.0 billion related to the Integration Program. As of July 1, 2017, we have incurred cumulative costs of $1.8 billion. These costs primarily include severance and employee benefit costs (including cash and non-cash severance), costs to exit facilities (including non-cash costs such as accelerated depreciation), and other costs incurred as a direct result of integration activities related to the 2015 Merger.
Additionally, we anticipate capital expenditures of approximately $1.3 billion related to the Integration Program. As of July 1, 2017, we have incurred $1.2 billion in capital expenditures since the inception of the Integration Program. The Integration Program is designed to reduce costs, integrate, and optimize our combined organization and is expected to achieve $1.7 billion of pre-tax savings by the end of 2017, primarily benefiting the United States and Canada segments. Since the inception of the Integration Program, our cumulative pre-tax savings achieved are approximately $1,450 million.
See Note 2, Integration and Restructuring Expenses, to the condensed consolidated financial statements for additional information.
Series A Preferred Stock:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock. We funded this redemption primarily through the issuance of long-term debt in May 2016, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2017	July 3, 2016	% Change	July 1, 2017	July 3, 2016	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,677	$6,793	(1.7)%	$13,041	$13,363	(2.4)%
Operating income	1,921	1,636	17.5%	3,472	3,149	10.3%
Net income/(loss) attributable to common shareholders	1,159	770	50.5%	2,052	1,666	23.2%
Diluted earnings/(loss) per share	0.94	0.63	49.2%	1.67	1.36	22.8%
Net Sales:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2017	July 3, 2016	% Change	July 1, 2017	July 3, 2016	% Change
	(in millions)			(in millions)
Net sales	$6,677	$6,793	(1.7)%	$13,041	$13,363	(2.4)%
Organic Net Sales(a)	6,726	6,784	(0.9)%	13,105	13,341	(1.8)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2017 compared to the Three Months Ended July 3, 2016:
Net sales decreased 1.7% to $6.7 billion for the three months ended July 1, 2017 compared to the prior period, partially due to the unfavorable impact of foreign currency (0.8 pp). Organic Net Sales decreased 0.9% due to unfavorable volume/mix (0.5 pp) and lower pricing (0.4 pp). Volume/mix was unfavorable in the U.S. and Rest of World, which was partially offset by growth in Europe and Canada. Lower pricing in Canada, the U.S., and Europe, was partially offset by higher pricing in Rest of World.
Six Months Ended July 1, 2017 compared to the Six Months Ended July 3, 2016:
Net sales decreased 2.4% to $13.0 billion for the six months ended July 1, 2017 compared to the prior period, partially due to the unfavorable impact of foreign currency (0.6 pp). Organic Net Sales decreased 1.8% due to unfavorable volume/mix (2.1 pp), partially offset by higher pricing (0.3 pp). Volume/mix was unfavorable in the U.S. and Canada, which was partially offset by growth in Rest of World and Europe. Higher pricing in Rest of World and the U.S. was partially offset by lower pricing in Canada and Europe.
Net Income:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2017	July 3, 2016	% Change	July 1, 2017	July 3, 2016	% Change
	(in millions)			(in millions)
Operating income	$1,921	$1,636	17.5%	$3,472	$3,149	10.3%
Net income/(loss) attributable to common shareholders	1,159	770	50.5%	2,052	1,666	23.2%
Adjusted EBITDA(a)	2,101	2,087	0.7%	3,986	4,038	(1.3)%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2017 compared to the Three Months Ended July 3, 2016:
Operating income increased 17.5% to $1.9 billion for the three months ended July 1, 2017 compared to $1.6 billion in the prior period. This increase was primarily due to lower Integration Program and other restructuring expenses in the current period, and improved commercial results, partially offset by lower unrealized gains on commodity hedges in the current period, and the unfavorable impact from foreign currency (1.3 pp).

Net income/(loss) attributable to common shareholders increased 50.5% to $1.2 billion for the three months ended July 1, 2017 compared to $770 million in the prior period. The increase was due to the growth in operating income, the absence of the Series A Preferred Stock dividend in the current period, and a lower effective tax rate, partially offset by higher interest expense and higher other expense/(income), net, detailed as follows:

•
The Series A Preferred Stock was fully redeemed on June 7, 2016. Accordingly, for the three months ended July 1, 2017 there were no cash distributions for the related dividend, compared to cash distributions of $180 million in the prior period.

•
Interest expense increased to $307 million for the three months ended July 1, 2017 compared to $264 million in the prior period. This increase was primarily due to the May 2016 issuances of long-term debt in conjunction with the redemption of our Series A Preferred Stock on June 7, 2016, and borrowings under our commercial paper program, which began in the second quarter of 2016.

•
Other expense/(income), net increased to $24 million for the three months ended July 1, 2017 compared to $6 million in the prior period. This increase was primarily due to a $25 million nonmonetary devaluation loss in the current period compared to $7 million in the prior period related to our Venezuelan operations.

•
Our effective tax rate decreased to 27.1% for the three months ended July 1, 2017 compared to 30.1% in the prior period. The decrease in our effective tax rate was driven by the favorable impact of net discrete items, primarily related to reversals of uncertain tax position reserves in the U.S., and a favorable mix of income among our foreign subsidiaries. The favorable impact of current year net discrete items and foreign subsidiary income mix was partially offset by the unfavorable impact of a higher percentage of U.S. income reflected in our estimated full year effective tax rate for 2017 compared to 2016.

Adjusted EBITDA increased 0.7% to $2.1 billion for the three months ended July 1, 2017 compared to the prior period, primarily due to savings from the Integration Program and other restructuring activities, partially offset by higher input costs in local currency, a decline in Organic Net Sales, the unfavorable impact of foreign currency (1.2 pp), and higher commercial investments. Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA increased primarily due to Integration Program savings, partially offset by unfavorable key commodity costs (which we define as dairy, meat, coffee and nuts), primarily in cheese and coffee, and a decline in Organic Net Sales.

•
Rest of World Segment Adjusted EBITDA decreased primarily due to higher commercial investments, higher input costs in local currency, and the unfavorable impact of foreign currency (3.0 pp), partially offset by Organic Net Sales growth.

•
Europe Segment Adjusted EBITDA decreased primarily due to higher input costs in local currency, the unfavorable impact of foreign currency (6.2 pp), and lower pricing, partially offset by productivity savings.

•	Canada Segment Adjusted EBITDA decreased primarily due to lower pricing and the unfavorable impact of foreign currency (3.5 pp), partially offset by Integration Program savings.
Six Months Ended July 1, 2017 compared to the Six Months Ended July 3, 2016:
Operating income increased 10.3% to $3.5 billion for the six months ended July 1, 2017 compared to $3.1 billion in the prior period. This increase was primarily due to lower Integration Program and other restructuring expenses in the current period, partially offset by lower unrealized gains on commodity hedges in the current period, the unfavorable impact of foreign currency (1.2 pp), and lower commercial results.
Net income/(loss) attributable to common shareholders increased 23.2% to $2.1 billion for the six months ended July 1, 2017 compared to $1.7 billion in the prior period. The increase was due to the growth in operating income, the absence of the Series A Preferred Stock dividend in the current period, and a lower effective tax rate, partially offset by higher interest expense and higher other expense/(income), net, detailed as follows:

•
The Series A Preferred Stock was fully redeemed on June 7, 2016. Accordingly, for the six months ended July 1, 2017 there were no cash distributions for the related dividend, compared to cash distributions of $180 million in the prior period.

•
Interest expense increased to $620 million for the six months ended July 1, 2017 compared to $513 million in the prior period. This increase was primarily due to the May 2016 issuances of long-term debt in conjunction with the redemption of our Series A Preferred Stock on June 7, 2016, and borrowings under our commercial paper program, which began in the second quarter of 2016.

•
Other expense/(income), net increased to $12 million of expense for the six months ended July 1, 2017 compared to $2 million of income in the prior period. This increase was primarily due to a $33 million nonmonetary devaluation loss in the current period compared to $7 million in the prior period related to our Venezuelan operations.

•
Our effective tax rate decreased to 27.8% for the six months ended July 1, 2017 compared to 29.7% in the prior period. The decrease in our effective tax rate was driven by the favorable impact of net discrete items, primarily related to reversals of uncertain tax position reserves in foreign jurisdictions and the U.S., and a favorable mix of income among our foreign subsidiaries. The favorable impact of current year net discrete items and foreign subsidiary income mix was partially offset by the unfavorable impact of a higher percentage of U.S. income reflected in our estimated full year effective tax rate for 2017 compared to 2016.

Adjusted EBITDA decreased 1.3% to $4.0 billion for the six months ended July 1, 2017 compared to the prior period, primarily due to higher local input costs, a decline in Organic Net Sales, and the unfavorable impact of foreign currency (1.1 pp), partially offset by savings from the Integration Program and other restructuring activities. Segment Adjusted EBITDA results were as follows:

•
Rest of World Segment Adjusted EBITDA decreased primarily due to increased commercial investments, higher input costs in local currency, and the unfavorable impact of foreign currency (2.9 pp), partially offset by Organic Net Sales growth.

•	Europe Segment Adjusted EBITDA decreased primarily due to higher input costs in local currency, and the unfavorable impact of foreign currency (7.9 pp), partially offset by productivity savings.

•	Canada Segment Adjusted EBITDA decreased primarily due to a decline in Organic Net Sales, and the unfavorable impact of foreign currency (1.0 pp), partially offset by Integration Program savings.

•
United States Segment Adjusted EBITDA increased primarily due to Integration Program savings, partially offset by unfavorable key commodity costs, primarily in cheese, coffee, and meat, and volume/mix declines.

Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2017	July 3, 2016	% Change	July 1, 2017	July 3, 2016	% Change
	(in millions, except per share data)			(in millions, except per share data)
Diluted EPS	$0.94	$0.63	49.2%	$1.67	$1.36	22.8%
Adjusted EPS(a)	0.98	0.85	15.3%	1.82	1.58	15.2%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2017 compared to the Three Months Ended July 3, 2016:
Diluted EPS increased 49.2% to $0.94 for the three months ended July 1, 2017 compared to $0.63 in the prior period, primarily driven by the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	July 1, 2017	July 3, 2016	$ Change	% Change
Diluted EPS	$0.94	$0.63	$0.31	49.2%
Integration and restructuring expenses	—	0.16	(0.16)
Merger costs	—	0.01	(0.01)
Unrealized losses/(gains) on commodity hedges	(0.01)	(0.02)	0.01
Impairment losses	0.03	0.03	—
Nonmonetary currency devaluation	0.02	—	0.02
Preferred dividend adjustment(a)	—	0.04	(0.04)
Adjusted EPS(b)	$0.98	$0.85	$0.13	15.3%

Key drivers of change in Adjusted EPS(b):
Results of operations			$—
Change in preferred dividends			0.10
Change in interest expense			(0.02)
Change in effective tax rate and other			0.05
			$0.13

(a)
For Adjusted EPS, we present the impact of the Series A Preferred Stock dividend payments on an accrual basis. Accordingly, we included an adjustment to EPS to exclude $51 million of Series A Preferred Stock dividends from the second quarter of 2016 (to reflect that it had been redeemed on June 7, 2016).

(b)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 15.3% to $0.98 for the three months ended July 1, 2017, compared to $0.85 in the prior period, primarily driven by the absence of a Series A Preferred Stock dividend in the current period and a lower effective tax rate, partially offset by higher interest expense.
Six Months Ended July 1, 2017 compared to the Six Months Ended July 3, 2016:
Diluted EPS increased 22.8% to $1.67 for the six months ended July 1, 2017 compared to $1.36 in the prior period, primarily driven by the net income/(loss) attributable to common shareholders factors discussed above.

	For the Six Months Ended
	July 1, 2017	July 3, 2016	$ Change	% Change
Diluted EPS	$1.67	$1.36	$0.31	22.8%
Integration and restructuring expenses	0.08	0.30	(0.22)
Merger costs	—	0.02	(0.02)
Unrealized losses/(gains) on commodity hedges	0.01	(0.03)	0.04
Impairment losses	0.03	0.03	—
Nonmonetary currency devaluation	0.03	0.01	0.02
Preferred dividend adjustment(a)	—	(0.11)	0.11
Adjusted EPS(b)	$1.82	$1.58	$0.24	15.2%

Key drivers of change in Adjusted EPS(b):
Results of operations			$(0.02)
Change in preferred dividends			0.25
Change in interest expense			(0.06)
Change in other expense/(income), net			0.01
Change in effective tax rate and other			0.06
			$0.24

(a)
For Adjusted EPS, we present the impact of the Series A Preferred Stock dividend payments on an accrual basis. Accordingly, we included an adjustment to EPS to include $180 million of Series A Preferred Stock dividends in the first quarter of 2016 (to reflect the March 7, 2016 Series A Preferred Stock dividend that was paid in December 2015), and to exclude $51 million of Series A Preferred Stock dividends from the second quarter of 2016 (to reflect that it was redeemed on June 7, 2016).

(b)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 15.2% to $1.82 for the six months ended July 1, 2017 compared to $1.58 in the prior period, primarily driven by the absence of a Series A Preferred Stock dividend in the current period, a lower effective tax rate, and higher other expense/(income), net, partially offset by higher interest expense and lower Adjusted EBITDA.
Results of Operations by Segment
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted EBITDA. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. These items include depreciation and amortization (including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, and nonmonetary currency devaluation (e.g., remeasurement gains and losses).

Net Sales:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
	(in millions)
Net sales:
United States	$4,634	$4,692	$9,186	$9,407
Canada	597	638	1,040	1,142
Europe	595	625	1,138	1,208
Rest of World	851	838	1,677	1,606
Total net sales	$6,677	$6,793	$13,041	$13,363
Organic Net Sales:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
	(in millions)
Organic Net Sales(a):
United States	$4,634	$4,692	$9,186	$9,407
Canada	618	638	1,047	1,142
Europe	620	625	1,202	1,208
Rest of World	854	829	1,670	1,584
Total Organic Net Sales	$6,726	$6,784	$13,105	$13,341

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Impact of Currency	Organic Net Sales	Price	Volume/Mix
Three Months Ended July 1, 2017 compared to Three Months Ended July 3, 2016
United States	(1.2)%	0.0 pp	(1.2)%	(0.4) pp	(0.8) pp
Canada	(6.4)%	(3.3) pp	(3.1)%	(3.7) pp	0.6 pp
Europe	(4.9)%	(4.1) pp	(0.8)%	(1.6) pp	0.8 pp
Rest of World	1.6%	(1.4) pp	3.0%	3.7 pp	(0.7) pp
Kraft Heinz	(1.7)%	(0.8) pp	(0.9)%	(0.4) pp	(0.5) pp

Six Months Ended July 1, 2017 compared to Six Months Ended July 3, 2016
United States	(2.4)%	0.0 pp	(2.4)%	0.1 pp	(2.5) pp
Canada	(8.9)%	(0.6) pp	(8.3)%	(2.5) pp	(5.8) pp
Europe	(5.8)%	(5.3) pp	(0.5)%	(1.1) pp	0.6 pp
Rest of World	4.4%	(1.0) pp	5.4%	4.3 pp	1.1 pp
Kraft Heinz	(2.4)%	(0.6) pp	(1.8)%	0.3 pp	(2.1) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
	(in millions)
Segment Adjusted EBITDA:
United States	$1,566	$1,518	$3,038	$3,011
Canada	189	192	315	343
Europe	202	221	372	401
Rest of World	180	202	326	368
General corporate expenses	(36)	(46)	(65)	(85)
Depreciation and amortization (excluding integration and restructuring expenses)	(137)	(124)	(269)	(285)
Integration and restructuring expenses	6	(284)	(142)	(544)
Merger costs	—	(14)	—	(29)
Unrealized gains/(losses) on commodity hedges	13	37	(29)	45
Impairment losses	(48)	(53)	(48)	(53)
Nonmonetary currency devaluation	—	(2)	—	(3)
Equity award compensation expense (excluding integration and restructuring expenses)	(14)	(11)	(26)	(20)
Operating income	1,921	1,636	3,472	3,149
Interest expense	307	264	620	513
Other expense/(income), net	24	6	12	(2)
Income/(loss) before income taxes	$1,590	$1,366	$2,840	$2,638
United States:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2017	July 3, 2016	% Change	July 1, 2017	July 3, 2016	% Change
	(in millions)			(in millions)
Net sales	$4,634	$4,692	(1.2)%	$9,186	$9,407	(2.4)%
Organic Net Sales(a)	4,634	4,692	(1.2)%	9,186	9,407	(2.4)%
Segment Adjusted EBITDA	1,566	1,518	3.2%	3,038	3,011	0.9%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2017 compared to the Three Months Ended July 3, 2016:
Net sales and Organic Net Sales decreased 1.2% to $4.6 billion due to unfavorable volume/mix (0.8 pp) and lower pricing (0.4 pp). Unfavorable volume/mix was primarily driven by distribution losses in cheese and meat and lower shipments in foodservice. The decline was partially offset by the benefit from a shift in Easter-related sales as well as gains in frozen, boxed dinners, and condiments and sauces. Pricing was lower primarily due to timing of trade promotion recognition in the prior period, partially offset by current year price increases in cheese.
Segment Adjusted EBITDA increased 3.2% primarily due to Integration Program savings, partially offset by unfavorable key commodity costs, primarily in cheese and coffee, and lower Organic Net Sales.
Six Months Ended July 1, 2017 compared to the Six Months Ended July 3, 2016:
Net sales and Organic Net Sales decreased 2.4% to $9.2 billion due to unfavorable volume/mix (2.5 pp) partially offset by higher pricing (0.1 pp). Unfavorable volume/mix was primarily driven by distribution losses in cheese and meat, lower shipments in foodservice, and declines in nuts. The decline was partially offset by gains in refrigerated meal combinations, boxed dinners, and frozen meals. Higher pricing primarily reflected current year price increases in cheese, partially offset by timing of trade promotion recognition in the prior period.
Segment Adjusted EBITDA increased 0.9% primarily due to Integration Program savings, partially offset by unfavorable key commodity costs, primarily in cheese, coffee, and meat, and volume/mix declines.

Canada:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2017	July 3, 2016	% Change	July 1, 2017	July 3, 2016	% Change
	(in millions)			(in millions)
Net sales	$597	$638	(6.4)%	$1,040	$1,142	(8.9)%
Organic Net Sales(a)	618	638	(3.1)%	1,047	1,142	(8.3)%
Segment Adjusted EBITDA	189	192	(1.2)%	315	343	(8.0)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2017 compared to the Three Months Ended July 3, 2016:
Net sales decreased 6.4% to $597 million, including the unfavorable impact of foreign currency (3.3 pp). Organic Net Sales decreased 3.1% due to lower pricing (3.7 pp) partially offset by favorable volume/mix (0.6 pp). Pricing was lower across most categories primarily due to higher promotional levels versus the prior period. Favorable volume/mix reflected growth in condiments and sauces, partially offset by retail distribution losses (primarily in cheese).
Segment Adjusted EBITDA decreased 1.2%, including the unfavorable impact of foreign currency (3.5 pp). Excluding the currency impact, Segment Adjusted EBITDA increased primarily due to Integration Program savings, partially offset by lower pricing.
Six Months Ended July 1, 2017 compared to the Six Months Ended July 3, 2016:
Net sales decreased 8.9% to $1.0 billion, including the unfavorable impact of foreign currency (0.6 pp). Organic Net Sales decreased 8.3% due to unfavorable volume/mix (5.8 pp) and lower pricing (2.5 pp). Volume/mix was unfavorable across most categories and was most pronounced in cheese and coffee, primarily due to delayed execution of go-to-market agreements with key retailers and retail distribution losses (primarily in cheese). Lower pricing was primarily due to higher promotional levels versus the prior period.
Segment Adjusted EBITDA decreased 8.0%, including the unfavorable impact of foreign currency (1.0 pp). Excluding the currency impact, the decrease was primarily due to lower Organic Net Sales, partially offset by Integration Program savings.
Europe:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2017	July 3, 2016	% Change	July 1, 2017	July 3, 2016	% Change
	(in millions)			(in millions)
Net sales	$595	$625	(4.9)%	$1,138	$1,208	(5.8)%
Organic Net Sales(a)	620	625	(0.8)%	1,202	1,208	(0.5)%
Segment Adjusted EBITDA	202	221	(8.6)%	372	401	(7.2)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2017 compared to the Three Months Ended July 3, 2016:
Net sales decreased 4.9% to $595 million, including the unfavorable impact of foreign currency (4.1 pp). Organic Net Sales decreased 0.8% due to lower pricing (1.6 pp) partially offset by favorable volume/mix (0.8 pp). Lower pricing was primarily due to higher promotional activity, primarily in the UK and Italy, versus the prior period. Favorable volume/mix was driven primarily by growth in condiments and sauces and higher shipments in foodservice, partially offset by shipment timing versus the prior period, and declines in infant nutrition in Italy.
Segment Adjusted EBITDA decreased 8.6%, including the unfavorable impact of foreign currency (6.2 pp). Excluding the currency impact, the decrease was primarily due to higher input costs in local currency and lower pricing, partially offset by productivity savings.
Six Months Ended July 1, 2017 compared to the Six Months Ended July 3, 2016:
Net sales decreased 5.8% to $1.1 billion, including the unfavorable impact of foreign currency (5.3 pp). Organic Net Sales decreased 0.5% due to lower pricing (1.1 pp) partially offset by favorable volume/mix (0.6 pp). Lower pricing was primarily due to higher promotional activity in the UK and Italy versus the prior period. Favorable volume/mix was driven by higher shipments in foodservice and growth in condiments and sauces, partially offset by declines in infant nutrition in Italy.

Segment Adjusted EBITDA decreased 7.2%, including the unfavorable impact of foreign currency (7.9 pp). Excluding the currency impact, Segment Adjusted EBITDA increased primarily due to productivity savings partially offset by higher input costs in local currency.
Rest of World:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2017	July 3, 2016	% Change	July 1, 2017	July 3, 2016	% Change
	(in millions)			(in millions)
Net sales	$851	$838	1.6%	$1,677	$1,606	4.4%
Organic Net Sales(a)	854	829	3.0%	1,670	1,584	5.4%
Segment Adjusted EBITDA	180	202	(11.6)%	326	368	(11.7)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2017 compared to the Three Months Ended July 3, 2016:
Net sales increased 1.6% to $851 million despite the unfavorable impact of foreign currency (1.4 pp). Organic Net Sales increased 3.0% driven by higher pricing (3.7 pp), partially offset by unfavorable volume/mix (0.7 pp). Higher pricing was primarily driven by pricing actions taken to offset higher input costs in local currency, primarily in Latin America. Unfavorable volume/mix was primarily driven by lower shipments in India (following implementation of the goods and services tax and continued deterioration of nutritional beverages), unfavorable shipment timing on seasonal holiday categories in Indonesia, and declines in several markets associated with distributor network re-alignment. These volume/mix declines were partially offset by growth in condiments and sauces across the regions.
Segment Adjusted EBITDA decreased 11.6%, including the unfavorable impact of foreign currency (3.0 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to higher commercial investments, and higher input costs in local currency, partially offset by Organic Net Sales growth.
Six Months Ended July 1, 2017 compared to the Six Months Ended July 3, 2016:
Net sales increased 4.4% to $1.7 billion despite the unfavorable impact of foreign currency (1.0 pp). Organic Net Sales increased 5.4% driven by higher pricing (4.3 pp) and favorable volume/mix (1.1 pp). Higher pricing was primarily driven by pricing actions taken to offset higher input costs in local currency, primarily in Latin America. Favorable volume/mix was primarily driven by growth in condiments and sauces across the region, partially offset by volume/mix declines in several markets associated with distributor network re-alignment.
Segment Adjusted EBITDA decreased 11.7%, including the unfavorable impact of foreign currency (2.9 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to higher commercial investments, and higher input costs in local currency, partially offset by Organic Net Sales growth.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, securitization programs, commercial paper programs, and Revolving Credit Facility (as defined below) will provide sufficient liquidity to meet our working capital needs, expected Integration Program and restructuring expenditures, planned capital expenditures, contributions to our postemployment benefit plans, future contractual obligations (including repayments of long-term debt), and payment of our anticipated quarterly dividends. We intend to use our cash on hand and our commercial paper program for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Cash Flow Activity for 2017 compared to 2016:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $891 million for the six months ended July 1, 2017 compared to $2.1 billion for the six months ended July 3, 2016. The decrease in cash provided by operating activities was primarily driven by the timing of payments related to customer promotional activities, income taxes, and employee bonuses, as well as increased inventory costs, primarily driven by higher key commodity costs in the U.S. Additionally, we had lower cash inflows from our accounts receivable securitization and factoring programs associated with our decision to reduce cash consideration limits by $300 million. These changes were partially offset by lower pension contributions in the current year.

Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $646 million for the six months ended July 1, 2017 compared to $452 million for the six months ended July 3, 2016. The increase in cash used for investing activities was primarily due to increased capital expenditures of $176 million compared to the prior year, which was primarily due to increased integration and restructuring activities in the U.S. and Canada. We expect 2017 capital expenditures to be approximately $1.2 billion, including capital expenditures required for our ongoing integration and restructuring activities.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $3.0 billion for the six months ended July 1, 2017 compared to $2.2 billion for the six months ended July 3, 2016. This increase was primarily driven by long-term debt repayments in the second quarter of 2017 and increased cash distributions related to common stock dividends. Together, these items exceeded prior year net cash outflows related to our Series A Preferred Stock redemption and the related preferred dividend payments prior to redemption on June 7, 2016. We funded this redemption primarily through the issuance of long-term debt in May 2016, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand. See Equity and Dividends for further information on our Series A Preferred Stock dividends and common stock dividends.
Cash Held by International Subsidiaries:
Of the $1.4 billion cash and cash equivalents on our condensed consolidated balance sheet at July 1, 2017, $0.9 billion was held by international subsidiaries.
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
Certain previously taxed earnings have not yet been remitted and certain intercompany loans have not yet been repaid. As a result, in future periods, we believe that we could remit up to approximately $2.0 billion of cash to the U.S. without incurring any additional significant income tax expense.
Total Debt:
We had commercial paper outstanding of $1.1 billion at July 1, 2017 and $642 million at December 31, 2016. The maximum amount of commercial paper outstanding during the six months ended July 1, 2017 was not significantly different than the amount outstanding at July 1, 2017.
We maintain our Senior Credit Facilities (as defined below) comprised of our $4.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and a $600 million senior unsecured loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facilities contain customary representations, covenants, and events of default. At July 1, 2017, $600 million aggregate principal amount of our Term Loan Facility was outstanding. No amounts were drawn on our Revolving Credit Facility at July 1, 2017 or during the six months ended July 1, 2017.
Our long-term debt, including the current portion, was $30.0 billion at July 1, 2017 and $31.8 billion at December 31, 2016. The decrease in long-term debt was primarily due to our repayment of approximately $2.0 billion aggregate principal amount of senior notes that matured in the second quarter of 2017. We funded these long-term debt repayments primarily with cash on hand and our commercial paper programs. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants at July 1, 2017.
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
We define our key commodities as dairy, meat, coffee, and nuts. During the six months ended July 1, 2017, we experienced increases in our key commodities, including cheese, coffee, and meat, while costs for nuts were flat. We expect commodity cost volatility to continue over the remainder of the year. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We repaid $2.0 billion aggregate principal amount of senior notes that matured in the second quarter of 2017. We funded these long-term debt repayments primarily with cash on hand and our commercial paper programs.
There were no other material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Equity and Dividends
Series A Preferred Stock Dividends:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock, therefore we no longer pay any associated dividends.
Prior to the redemption, we made cash distributions of $180 million in the six months ended July 3, 2016 related to the Series A Preferred Stock dividend. There were no cash distributions related to our Series A Preferred Stock for the three months ended April 3, 2016 because, concurrent with the declaration of our common stock dividend on December 8, 2015, we also declared and paid the Series A Preferred Stock dividend that would otherwise have been payable on March 7, 2016.
Common Stock Dividends:
We paid common stock dividends of $1.4 billion for the six months ended July 1, 2017 and $1.3 billion for the six months ended July 3, 2016. Additionally, on August 3, 2017, our Board of Directors declared a cash dividend of $0.625 per share of common stock, which is payable on September 15, 2017 to shareholders of record on August 18, 2017.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
For the Three Months Ended July 1, 2017 and July 3, 2016
(dollars in millions)
(Unaudited)

	Net Sales	Impact of Currency	Organic Net Sales	Price	Volume/Mix
July 1, 2017
United States	$4,634	$—	$4,634
Canada	597	(21)	618
Europe	595	(25)	620
Rest of World	851	(3)	854
	$6,677	$(49)	$6,726

July 3, 2016
United States	$4,692	$—	$4,692
Canada	638	—	638
Europe	625	—	625
Rest of World	838	9	829
	$6,793	$9	$6,784

Year-over-year growth rates
United States	(1.2)%	0.0 pp	(1.2)%	(0.4) pp	(0.8) pp
Canada	(6.4)%	(3.3) pp	(3.1)%	(3.7) pp	0.6 pp
Europe	(4.9)%	(4.1) pp	(0.8)%	(1.6) pp	0.8 pp
Rest of World	1.6%	(1.4) pp	3.0%	3.7 pp	(0.7) pp
Kraft Heinz	(1.7)%	(0.8) pp	(0.9)%	(0.4) pp	(0.5) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
For the Six Months Ended July 1, 2017 and July 3, 2016
(dollars in millions)
(Unaudited)

	Net Sales	Impact of Currency	Organic Net Sales	Price	Volume/Mix
July 1, 2017
United States	$9,186	$—	$9,186
Canada	1,040	(7)	1,047
Europe	1,138	(64)	1,202
Rest of World	1,677	7	1,670
	$13,041	$(64)	$13,105

July 3, 2016
United States	$9,407	$—	$9,407
Canada	1,142	—	1,142
Europe	1,208	—	1,208
Rest of World	1,606	22	1,584
	$13,363	$22	$13,341

Year-over-year growth rates
United States	(2.4)%	0.0 pp	(2.4)%	0.1 pp	(2.5) pp
Canada	(8.9)%	(0.6) pp	(8.3)%	(2.5) pp	(5.8) pp
Europe	(5.8)%	(5.3) pp	(0.5)%	(1.1) pp	0.6 pp
Rest of World	4.4%	(1.0) pp	5.4%	4.3 pp	1.1 pp
Kraft Heinz	(2.4)%	(0.6) pp	(1.8)%	0.3 pp	(2.1) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Net income/(loss)	$1,160	$955	$2,051	$1,855
Interest expense	307	264	620	513
Other expense/(income), net	24	6	12	(2)
Provision for/(benefit from) income taxes	430	411	789	783
Operating income	1,921	1,636	3,472	3,149
Depreciation and amortization (excluding integration and restructuring expenses)	137	124	269	285
Integration and restructuring expenses	(6)	284	142	544
Merger costs	—	14	—	29
Unrealized losses/(gains) on commodity hedges	(13)	(37)	29	(45)
Impairment losses	48	53	48	53
Nonmonetary currency devaluation	—	2	—	3
Equity award compensation expense (excluding integration and restructuring expenses)	14	11	26	20
Adjusted EBITDA	$2,101	$2,087	$3,986	$4,038

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 3, 2016	July 1, 2017	July 3, 2016
Diluted EPS	$0.94	$0.63	$1.67	$1.36
Integration and restructuring expenses(a)(b)	—	0.16	0.08	0.30
Merger costs(a)(b)	—	0.01	—	0.02
Unrealized losses/(gains) on commodity hedges(a)(b)	(0.01)	(0.02)	0.01	(0.03)
Impairment losses(a)(b)	0.03	0.03	0.03	0.03
Nonmonetary currency devaluation(a)(c)	0.02	—	0.03	0.01
Preferred dividend adjustment(d)	—	0.04	—	(0.11)
Adjusted EPS	$0.98	$0.85	$1.82	$1.58

(a)	Income tax expense associated with these items is based on applicable jurisdictional tax rates and deductibility assessments of individual items.

(b)	Refer to the reconciliation of net income/(loss) to Adjusted EBITDA for the related gross expenses.

(c)	Nonmonetary currency devaluation includes the following gross expenses/(income):

•
Expenses recorded in cost of products sold of $2 million for the three months and $3 million for the six months ended July 3, 2016 (there were no such expenses for the three and six months ended July 1, 2017); and

•
Expenses recorded in other expense/(income), net, of $25 million for the three months and $33 million for the six months ended July 1, 2017 and $7 million for the three and six months ended July 3, 2016.

(d)
For Adjusted EPS, we present the impact of the Series A Preferred Stock dividend payments on an accrual basis. Accordingly, we included an adjustment to EPS to include $180 million of Series A Preferred Stock dividends in the first quarter of 2016 (to reflect the March 7, 2016 Series A Preferred Stock dividend that was paid in December 2015), and to exclude $51 million of Series A Preferred Stock dividends from the second quarter of 2016 (to reflect that it was redeemed on June 7, 2016).

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “expect,” “improve,” “reassess,” “remain,” “will,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, growth, taxes, cost savings, impacts of accounting guidance, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, increased competition; our ability to maintain, extend and expand our reputation and brand image; our ability to differentiate our products from other brands; the consolidation of retail customers; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our inability to realize the anticipated benefits from our cost savings initiatives; changes in relationships with significant customers and suppliers; execution of our international expansion strategy; changes in laws and regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; failure to successfully integrate the business and operations of Kraft Heinz in the expected time frame; our ability to complete or realize the benefits from potential and completed acquisitions, alliances, divestitures or joint ventures; economic and political conditions in the nations in which we operate; the volatility of capital markets; increased pension, labor and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; risks associated with information technology and systems, including service interruptions, misappropriation of data or breaches of security; our inability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers or regulators operate; our indebtedness and ability to pay such indebtedness; tax law changes or interpretations; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see “Risk Factors” below in this Quarterly Report on Form 10-Q. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the six months ended July 1, 2017. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the three months ended July 1, 2017. We determined that there were no changes in our internal control over financial reporting during the three months ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 13, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended July 1, 2017 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
4/2/2017 - 5/6/2017	2,986	$90.92	271,493
5/7/2017 - 6/3/2017	—	—	—
6/4/2017 - 7/1/2017	158	92.99	14,692	$—
For the Three Months Ended July 1, 2017	3,144		286,185

(a)
Includes the following types of share repurchase activity, when they occur: (1) shares repurchased in connection with the exercise of stock options (including periodic repurchases using accumulated option exercise proceeds), (2) shares withheld for tax liabilities associated with the vesting of RSUs, and (3) shares repurchased related to employee benefit programs (including our annual bonus swap program).

Item 6. Exhibits.

Exhibit No.	Descriptions
2.1
Amendment to the Master Ownership and License Agreement regarding Trademarks and Related Intellectual Property, by and between Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, effective as of September 28, 2016.

2.2
Addendum to Master Ownership and License Agreement Regarding Patents, Trade Secrets, and Related Intellectual Property, by and between Intercontinental Great Brands LLC, Mondelēz UK LTD, Kraft Foods R&D Inc., and Kraft Foods Group Brands LLC, dated as of May 9, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Kraft Heinz Company
Date:	August 4, 2017
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Kraft Heinz Company
Date:	August 4, 2017
		By:	/s/ Christopher R. Skinger
Christopher R. Skinger
Vice President, Global Controller
(Principal Accounting Officer)