Form 10-Q/A
period 2017-04-01
Kraft Heinz Co
filed 2017-11-07
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, initially filed with the Securities and Exchange Commission on May 4, 2017 (the “Original Form 10-Q”). This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I of the Original Form 10-Q and no other items in the Original Form 10-Q are amended hereby. In Item 1, this Form 10-Q/A includes our restated condensed consolidated financial statements for the quarter ended April 1, 2017, including certain notes thereto.
The restatement relates to the application of accounting standards update (“ASU”) 2016-15. In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 related to the classification of certain cash payments and cash receipts on the statement of cash flows. ASU 2016-15 requires companies to classify cash receipts on sold receivables, or consideration received for beneficial interest obtained for transferring trade receivables in securitization transactions, within investing activities in the statement of cash flows. We early adopted ASU 2016-15 during the first quarter of 2017, and this classification should have been made within our statements of cash flows beginning with the Original Form 10-Q, including retrospective application. Our financial statements have been restated to correctly classify cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized) to cash provided by investing activities (from cash provided by operating activities) within our condensed consolidated statements of cash flows. We have restated certain notes to the condensed consolidated financial statements to reflect the impacts of this cash flow correction, including Note 1, Background and Basis of Presentation, Note 11, Financing Arrangements, and Note 16, Supplemental Financial Information.
Correspondingly, this Form 10-Q/A amends and restates Item 2 of Part I, which includes our revised discussion of liquidity and capital resources to reflect the impact of the cash flow correction. Item 4 of Part I includes our revised assessment of the effectiveness of our disclosure controls and procedures. This restatement resulted in the identification of a material weakness in internal control over financial reporting related to our adoption and disclosure of new accounting standards. In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
This Form 10-Q/A has not been updated for events occurring after the filing of the Original Form 10-Q, except to reflect the foregoing.

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

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited
(As Restated)

	For the Three Months Ended
	April 1, 2017	April 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$891	$900
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	262	363
Amortization of postretirement benefit plans prior service costs/(credits)	(82)	(50)
Equity award compensation expense	11	13
Deferred income tax provision/(benefit)	105	27
Pension contributions	(11)	(169)
Other items, net	16	(111)
Changes in current assets and liabilities:
Trade receivables	(1,040)	(686)
Inventories	(492)	(273)
Accounts payable	62	59
Other current assets	(67)	(45)
Other current liabilities	(270)	(184)
Net cash provided by/(used for) operating activities	(615)	(156)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	464	426
Capital expenditures	(368)	(303)
Other investing activities, net	38	10
Net cash provided by/(used for) investing activities	134	133
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	2,324	—
Repayments of commercial paper	(2,068)	—
Dividends paid-common stock	(736)	(667)
Other financing activities, net	(25)	40
Net cash provided by/(used for) financing activities	(505)	(627)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	13	44
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(973)	(606)
Balance at beginning of period	4,255	4,912
Balance at end of period	$3,282	$4,306

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)
(As Restated)

	For the Three Months Ended
	April 1, 2017	April 3, 2016
Non-cash investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$880	$627

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
Restatement of Unaudited Condensed Consolidated Financial Statements:
We have restated our unaudited condensed consolidated financial statements to correct a misclassification within our condensed consolidated statements of cash flows. The restatement relates to the application of ASU 2016-15, which requires us to classify cash receipts on sold receivables, or consideration received for beneficial interest obtained for transferring trade receivables in securitization transactions, within investing activities, and which requires retrospective application. In addition, in accordance with ASU 2016-15, at inception of the beneficial interest obtained, the interest is no longer presented on a gross basis within net cash provided by/(used for) operating activities and has been disclosed as a non-cash activity. We early adopted ASU 2016-15 during the first quarter of 2017; however, we incorrectly continued to classify cash receipts on sold receivables within operating activities instead of investing activities.
The effects of the restatement on the net cash provided by/(used for) operating activities and net cash provided by/(used for) investing activities of our unaudited condensed consolidated statements of cash flows for the three months ended April 1, 2017 and April 3, 2016 are as follows (in millions):

	For the Three Months Ended
	April 1, 2017			April 3, 2016
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Trade receivables	$(118)	$(922)	$(1,040)	$(38)	$(648)	$(686)
Sold receivables	(458)	458	—	(222)	222	—
Net cash provided by/(used for) operating activities	(151)	(464)	(615)	270	(426)	(156)

Cash receipts on sold receivables	$—	$464	$464	$—	$426	$426
Net cash provided by/(used for) investing activities	(330)	464	134	(293)	426	133
In connection with this restatement, we also corrected other immaterial cash flow misstatements within operating activities, which overstated the amount of beneficial interest obtained in the non-cash exchange from the securitization of trade receivables. There were no impacts to net cash provided by/(used for) financing activities within our unaudited condensed consolidated statements of cash flows and there was no impact on the net increase/(decrease) in cash, cash equivalents, and restricted cash resulting from restatement.
The impacts of the restatements have been reflected throughout these unaudited financial statements, including the applicable footnotes, as appropriate.
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

Accounting Standards Adopted in the Current Period:
In March 2016, the FASB issued ASU 2016-09 related to equity-based award accounting and presentation. Under this guidance, excess tax benefits upon the exercise of share- based payment awards are recognized in our tax provision rather than within equity. Cash flows related to excess tax benefits are classified as operating activities rather than financing activities. Additionally, cash flows related to employee tax withholdings on restricted share vesting are classified as financing activities. This ASU was effective in the first quarter of 2017. We adopted the guidance related to excess tax benefits on a prospective basis. As a result, we recognized a tax benefit of $8 million in our condensed consolidated statement of income for the three months ended April 1, 2017 related to our excess tax benefits upon the exercise of share-based payment awards. We retrospectively adopted the guidance related to cash flow classification of employee tax withholdings on restricted share vesting. There was no related impact on our statement of cash flows for the three months ended April 3, 2016. Our equity award compensation cost continues to reflect estimated forfeitures.
In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash payments and cash receipts on the statement of cash flows. This ASU provided guidance on eight specific cash flow classification matters, which must be adopted in the same period using a retrospective transition method. We early adopted this ASU in the first quarter of 2017. We now classify consideration received for beneficial interest obtained for transferring trade receivables in securitization transactions as investing activities instead of operating activities. Accordingly, we reclassified $426 million of cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized) to cash provided by investing activities (from cash provided by operating activities) for the three months ended April 3, 2016. The related impact of the classification of cash receipts on sold receivables on our consolidated statement of cash flows for the year ended December 31, 2016 was $2.6 billion. Additionally, we now classify cash payments for debt prepayment and debt extinguishment costs as cash outflows from financing activities rather than cash outflows from operating activities, which had no impact on our condensed consolidated statements of cash flows for the three months ended April 3, 2016 or our consolidated statement of cash flows for the year ended December 31, 2016.
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

Note 11. Financing Arrangements
We utilize accounts receivable securitization and factoring programs (the “Programs”) globally for our working capital needs and to provide efficient liquidity. We operate these Programs such that we generally utilize the majority of the available aggregate cash consideration limits. We account for transfers of receivables pursuant to the Programs as a sale and remove them from our condensed consolidated balance sheets. Under the Programs, we generally receive cash consideration up to a certain limit and record a non-cash exchange for sold receivables for the remainder of the purchase price. We maintain a “beneficial interest,” or a right to collect cash, in the sold receivables. Cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized in these Programs) is classified as investing activities and presented as cash receipts on sold receivables on our condensed consolidated statements of cash flows. These cash receipts represent the consideration received for beneficial interest obtained for transferring trade receivables in securitization transactions.
The carrying value of trade receivables removed from our condensed consolidated balance sheets in connection with the Programs was $1.2 billion at April 1, 2017 and $1.0 billion at December 31, 2016. The carrying value of the sold receivables, which approximated the fair value, was $588 million at April 1, 2017 and $129 million at December 31, 2016.
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

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 1, 2017
(in millions)
(Unaudited)
(As Restated)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$736	$(304)	$(311)	$(736)	$(615)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	464	—	464
Capital expenditures	—	(203)	(165)	—	(368)
Net proceeds from/(payments on) intercompany lending activities	—	(4)	(67)	71	—
Return of capital	7	—	—	(7)	—
Other investing activities, net	—	44	(6)	—	38
Net cash provided by/(used for) investing activities	7	(163)	226	64	134
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of commercial paper	—	2,324	—	—	2,324
Repayments of commercial paper	—	(2,068)	—	—	(2,068)
Net proceeds from/(payments on) intercompany borrowing activities	—	67	4	(71)	—
Dividends paid-common stock	(736)	(736)	—	736	(736)
Other intercompany capital stock transactions	—	(7)	—	7	—
Other financing activities, net	(7)	(21)	3	—	(25)
Net cash provided by/(used for) financing activities	(743)	(441)	7	672	(505)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	13	—	13
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(908)	(65)	—	(973)
Balance at beginning of period	—	2,869	1,386	—	4,255
Balance at end of period	$—	$1,961	$1,321	$—	$3,282

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 3, 2016
(in millions)
(Unaudited)
(As Restated)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$—	$166	$(322)	$—	$(156)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	426	—	426
Capital expenditures	—	(242)	(61)	—	(303)
Net proceeds from/(payments on) intercompany lending activities	—	423	314	(737)	—
Return of capital	667	—	—	(667)	—
Other investing activities, net	—	13	(3)	—	10
Net cash provided by/(used for) investing activities	667	194	676	(1,404)	133
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from/(payments on) intercompany borrowing activities	—	(314)	(423)	737	—
Dividends paid-common stock	(667)	(667)	—	667	(667)
Other financing activities, net	—	25	15	—	40
Net cash provided by/(used for) financing activities	(667)	(956)	(408)	1,404	(627)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	44	—	44
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(596)	(10)	—	(606)
Balance at beginning of period	—	3,253	1,659	—	4,912
Balance at end of period	$—	$2,657	$1,649	$—	$4,306

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
Cash Flow Activity for 2017 compared to 2016:
Net Cash Provided by/Used for Operating Activities:
Net cash used for operating activities was $615 million for the three months ended April 1, 2017 compared to $156 million for the three months ended April 3, 2016. The increase in cash used for operating activities was driven by lower collections on receivables as more were non-cash exchanged for sold receivables and higher inventories, primarily within the U.S., which was driven by a combination of higher input costs, including key commodity costs, and lower than anticipated net sales. These increases were partially offset by decreased pension contributions in the current year.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $134 million for the three months ended April 1, 2017 compared to $133 million for the three months ended April 3, 2016. Net cash provided by investing activities was flat as increased cash receipts from our accounts receivables securitization and factoring programs was mostly offset by increased capital expenditures of $65 million. The increase in capital expenditures was primarily due to integration and restructuring activities in the United States. We expect 2017 capital expenditures to be approximately $1.1 billion, including capital expenditures required for our ongoing integration and restructuring activities.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “expect,” “improve,” “reassess,” “remain,” “will,” “plan,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, synergies and growth, taxes, integration, impacts of accounting guidance, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, increased competition; our ability to maintain, extend and expand our reputation and brand image; our ability to differentiate our products from other brands; the consolidation of retail customers; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our inability to realize the anticipated benefits from our cost savings initiatives; changes in relationships with significant customers and suppliers; execution of our international expansion strategy; changes in laws and regulations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; failure to successfully integrate the business and operations of Kraft Heinz in the expected time frame; our ability to complete or realize the benefits from potential and completed acquisitions, alliances, divestitures or joint ventures; economic and political conditions in the nations in which we operate; the volatility of capital markets; increased pension, labor and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; disruptions in information technology networks and systems; our inability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers or regulators operate; our indebtedness and ability to pay such indebtedness; tax law changes or interpretations; restatements of our consolidated financial statements and our ability to remediate material weaknesses; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see “Risk Factors” below in this Quarterly Report on Form 10-Q. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended April 1, 2017. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report in connection with the filing of the Original Form 10-Q on May 4, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Subsequent to the evaluation made in connection with the filing of the Original Form 10-Q, we identified an error related to our application of ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. In connection with the restatement and filing of this Form 10-Q/A, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of April 1, 2017 due to the material weakness in internal control over financial reporting related to the adoption and application of ASU 2016-15, as described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over the adoption of new accounting standards. Specifically, we did not maintain effective controls to evaluate and document the impact of new accounting standards, including communication with the appropriate individuals in coming to our conclusions on the application of new standards.
This control deficiency resulted in the misstatement of our operating and investing cash flows and related financial disclosures, and in the restatement of our consolidated financial statements for the quarters ended April 1, 2017 and July 1, 2017, including the comparable prior periods. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.
Remediation of Material Weakness
The remediation of this material weakness will primarily include steps to improve the evaluation and documentation of new accounting standards’ impacts and communication with the appropriate individuals. We plan to have these remediation steps in place during our 2017 fiscal year but will allow for testing to determine operating effectiveness before concluding on remediation.
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
101.1
The following materials from The Kraft Heinz Company’s Amendment No. 1 on Form 10-Q/A for the period ended April 1, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Kraft Heinz Company
Date:	November 6, 2017
		By:	/s/ David Knopf
David Knopf
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Kraft Heinz Company
Date:	November 6, 2017
		By:	/s/ Christopher R. Skinger
Christopher R. Skinger
Vice President, Global Controller
(Principal Accounting Officer)