Form 10-Q/A
period 2017-07-01
Kraft Heinz Co
filed 2017-11-07
CIK 1637459

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, initially filed with the Securities and Exchange Commission on August 4, 2017 (the “Original Form 10-Q”). This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I of the Original Form 10-Q and no other items in the Original Form 10-Q are amended hereby. In Item 1, this Form 10-Q/A includes our restated condensed consolidated financial statements for the quarter ended July 1, 2017, including certain notes thereto.
The restatement relates to the application of accounting standards update (“ASU”) 2016-15. In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 related to the classification of certain cash payments and cash receipts on the statement of cash flows. ASU 2016-15 requires companies to classify cash receipts on sold receivables, or consideration received for beneficial interest obtained for transferring trade receivables in securitization transactions, within investing activities in the statement of cash flows. We early adopted ASU 2016-15 during the first quarter of 2017, and this classification should have been made within our statements of cash flows beginning with our Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, including retrospective application. Our financial statements have been restated to correctly classify cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized) to cash provided by investing activities (from cash provided by operating activities) within our condensed consolidated statements of cash flows. We have restated certain notes to the condensed consolidated financial statements to reflect the impacts of this cash flow correction, including Note 1, Background and Basis of Presentation, Note 11, Financing Arrangements, and Note 16, Supplemental Financial Information.
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

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)
(As Restated)

	For the Six Months Ended
	July 1, 2017	July 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,051	$1,855
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	517	720
Amortization of postretirement benefit plans prior service costs/(credits)	(171)	(131)
Equity award compensation expense	24	26
Deferred income tax provision/(benefit)	269	3
Pension contributions	(17)	(177)
Other items, net	(23)	(97)
Changes in current assets and liabilities:
Trade receivables	(1,598)	(994)
Inventories	(431)	(256)
Accounts payable	84	90
Other current assets	(121)	(68)
Other current liabilities	(762)	(72)
Net cash provided by/(used for) operating activities	(178)	899
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	1,069	1,205
Capital expenditures	(690)	(514)
Other investing activities, net	44	62
Net cash provided by/(used for) investing activities	423	753
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,032)	(12)
Proceeds from issuance of long-term debt	—	6,982
Proceeds from issuance of commercial paper	4,213	1,939
Repayments of commercial paper	(3,777)	(1,307)
Dividends paid-Series A Preferred Stock	—	(180)
Dividends paid-common stock	(1,434)	(1,334)
Redemption of Series A Preferred Stock	—	(8,320)
Other financing activities, net	19	43
Net cash provided by/(used for) financing activities	(3,011)	(2,189)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	29	1
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(2,737)	(536)
Balance at beginning of period	4,255	4,912
Balance at end of period	$1,518	$4,376

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)
(As Restated)

	For the Six Months Ended
	July 1, 2017	July 3, 2016
Non-cash investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$1,407	$1,036

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
The effects of the restatement on the net cash provided by/(used for) operating activities and net cash provided by/(used for) investing activities of our unaudited condensed consolidated statements of cash flows for the six months ended July 1, 2017 and July 3, 2016 are as follows (in millions):

	For the Six Months Ended
	July 1, 2017			July 3, 2016
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Trade receivables	$(139)	$(1,459)	$(1,598)	$(226)	$(768)	$(994)
Sold receivables	(390)	390	—	437	(437)	—
Net cash provided by/(used for) operating activities	891	(1,069)	(178)	2,104	(1,205)	899

Cash receipts on sold receivables	$—	$1,069	$1,069	$—	$1,205	$1,205
Net cash provided by/(used for) investing activities	(646)	1,069	423	(452)	1,205	753
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
In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash payments and cash receipts on the statement of cash flows. This ASU provided guidance on eight specific cash flow classification matters, which must be adopted in the same period using a retrospective transition method. We early adopted this ASU in the first quarter of 2017. We now classify consideration received for beneficial interest obtained for transferring trade receivables in securitization transactions as investing activities instead of operating activities. Accordingly, we reclassified $1.2 billion of cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized) to cash provided by investing activities (from cash provided by operating activities) for the six months ended July 3, 2016. The related impact of the classification of cash receipts on sold receivables on our consolidated statement of cash flows for the year ended December 31, 2016 was $2.6 billion. Additionally, we now classify cash payments for debt prepayment and debt extinguishment costs as cash outflows from financing activities rather than cash outflows from operating activities, which had no impact on our condensed consolidated statements of cash flows for the six months ended July 3, 2016 or our consolidated statement of cash flows for the year ended December 31, 2016.
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
The carrying value of trade receivables removed from our condensed consolidated balance sheets in connection with the Programs was $1.1 billion at July 1, 2017 and $1.0 billion at December 31, 2016. The carrying value of the sold receivables, which approximated the fair value, was $521 million at July 1, 2017 and $129 million at December 31, 2016.
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

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 1, 2017
(in millions)
(Unaudited)
(As Restated)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$1,434	$812	$(990)	$(1,434)	$(178)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,069	—	1,069
Capital expenditures	—	(470)	(220)	—	(690)
Net proceeds from/(payments on) intercompany lending activities	—	141	(237)	96	—
Additional investments in subsidiaries	(12)	—	—	12	—
Other investing activities, net	—	41	3	—	44
Net cash provided by/(used for) investing activities	(12)	(288)	615	108	423
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(2,023)	(9)	—	(2,032)
Proceeds from issuance of commercial paper	—	4,213	—	—	4,213
Repayments of commercial paper	—	(3,777)	—	—	(3,777)
Net proceeds from/(payments on) intercompany borrowing activities	—	237	(141)	(96)	—
Dividends paid-common stock	(1,434)	(1,434)	—	1,434	(1,434)
Other intercompany capital stock transactions	—	12	—	(12)	—
Other financing activities, net	12	—	7	—	19
Net cash provided by/(used for) financing activities	(1,422)	(2,772)	(143)	1,326	(3,011)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	29	—	29
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(2,248)	(489)	—	(2,737)
Balance at beginning of period	—	2,869	1,386	—	4,255
Balance at end of period	$—	$621	$897	$—	$1,518

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 3, 2016
(in millions)
(Unaudited)
(As Restated)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$847	$1,520	$(621)	$(847)	$899
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,205	—	1,205
Capital expenditures	—	(346)	(168)	—	(514)
Net proceeds from/(payments on) intercompany lending activities	—	595	107	(702)	—
Additional investments in subsidiaries	—	(10)	—	10	—
Return of capital	8,987	—	—	(8,987)	—
Other investing activities, net	—	86	(24)	—	62
Net cash provided by/(used for) investing activities	8,987	325	1,120	(9,679)	753
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(8)	(4)	—	(12)
Proceeds from issuance of long-term debt	—	6,980	2	—	6,982
Proceeds from issuance of commercial paper	—	1,939	—	—	1,939
Repayments of commercial paper	—	(1,307)	—	—	(1,307)
Net proceeds from/(payments on) intercompany borrowing activities	—	(107)	(595)	702	—
Dividends paid-Series A Preferred Stock	(180)	—	—	—	(180)
Dividends paid-common stock	(1,334)	(1,514)	—	1,514	(1,334)
Redemption of Series A Preferred Stock	(8,320)	—	—	—	(8,320)
Other intercompany capital stock transactions	—	(8,320)	10	8,310	—
Other financing activities, net	—	45	(2)	—	43
Net cash provided by/(used for) financing activities	(9,834)	(2,292)	(589)	10,526	(2,189)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	1	—	1
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(447)	(89)	—	(536)
Balance at beginning of period	—	3,253	1,659	—	4,912
Balance at end of period	$—	$2,806	$1,570	$—	$4,376

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
Cash Flow Activity for 2017 compared to 2016:
Net Cash Provided by/Used for Operating Activities:
Net cash used for operating activities was $178 million for the six months ended July 1, 2017 compared to net cash provided by operating activities of $899 million for the six months ended July 3, 2016. The change was primarily driven by the timing of payments related to customer promotional activities, income taxes, and employee bonuses, lower collections on trade receivables as more were non-cash exchanged for sold receivables, and increased inventory costs, primarily driven by higher key commodity costs in the U.S. These changes were partially offset by lower pension contributions in the current year.

Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $423 million for the six months ended July 1, 2017 compared to $753 million for the six months ended July 3, 2016. The decrease in cash provided by investing activities was primarily due to increased capital expenditures of $176 million as well as lower cash inflows from our accounts receivable securitization and factoring programs. The increase in capital expenditures was primarily due to increased integration and restructuring activities in the U.S. and Canada. We expect 2017 capital expenditures to be approximately $1.2 billion, including capital expenditures required for our ongoing integration and restructuring activities.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report in connection with the filing of the Original Form 10-Q on August 4, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Subsequent to the evaluation made in connection with the filing of the Original Form 10-Q, we identified an error related to our application of ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. In connection with the restatement and filing of this Form 10-Q/A, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of July 1, 2017 due to the material weakness in internal control over financial reporting related to the adoption and application of ASU 2016-15, as described below.
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
101.1
The following materials from The Kraft Heinz Company’s Amendment No. 1 on Form 10-Q/A for the period ended July 1, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

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