Form 10-Q
period 2017-09-30
Kraft Heinz Co
filed 2017-11-07
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of October 28, 2017, there were 1,218,467,836 shares of the registrant’s common stock outstanding.

The Kraft Heinz Company
Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Net sales	$6,314	$6,267	$19,355	$19,630
Cost of products sold	4,000	4,049	12,059	12,503
Gross profit	2,314	2,218	7,296	7,127
Selling, general and administrative expenses	653	805	2,163	2,565
Operating income	1,661	1,413	5,133	4,562
Interest expense	306	311	926	824
Other expense/(income), net	(4)	(3)	8	(5)
Income/(loss) before income taxes	1,359	1,105	4,199	3,743
Provision for/(benefit from) income taxes	416	262	1,205	1,045
Net income/(loss)	943	843	2,994	2,698
Net income/(loss) attributable to noncontrolling interest	(1)	1	(2)	10
Net income/(loss) attributable to Kraft Heinz	944	842	2,996	2,688
Preferred dividends	—	—	—	180
Net income/(loss) attributable to common shareholders	$944	$842	$2,996	$2,508
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.78	$0.69	$2.46	$2.06
Diluted earnings/(loss)	0.77	0.69	2.44	2.05
Dividends declared	0.625	0.60	1.825	1.75

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Net income/(loss)	$943	$843	$2,994	$2,698
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	421	(148)	1,179	(294)
Net deferred gains/(losses) on net investment hedges	(124)	34	(327)	79
Net actuarial gains/(losses) arising during the period	(4)	(251)	(13)	(251)
Prior service credits/(costs) arising during the period	—	106	1	106
Reclassification of net postemployment benefit losses/(gains)	(51)	(39)	(260)	(143)
Net deferred gains/(losses) on cash flow hedges	(70)	31	(136)	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	51	(26)	97	(44)
Total other comprehensive income/(loss)	223	(293)	541	(548)
Total comprehensive income/(loss)	1,166	550	3,535	2,150
Comprehensive income/(loss) attributable to noncontrolling interest	(1)	3	(4)	19
Comprehensive income/(loss) attributable to Kraft Heinz	$1,167	$547	$3,539	$2,131

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,441	$4,204
Trade receivables (net of allowances of $29 at September 30, 2017 and $20 at December 31, 2016)	938	769
Sold receivables	427	129
Inventories	3,188	2,684
Other current assets	1,234	967
Total current assets	7,228	8,753
Property, plant and equipment, net	6,934	6,688
Goodwill	44,858	44,125
Intangible assets, net	59,500	59,297
Other assets	1,531	1,617
TOTAL ASSETS	$120,051	$120,480
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$455	$645
Current portion of long-term debt	2,755	2,046
Trade payables	3,947	3,996
Accrued marketing	493	749
Accrued postemployment costs	158	157
Income taxes payable	169	255
Interest payable	295	415
Other current liabilities	1,115	1,238
Total current liabilities	9,387	9,501
Long-term debt	28,299	29,713
Deferred income taxes	20,898	20,848
Accrued postemployment costs	1,808	2,038
Other liabilities	688	806
TOTAL LIABILITIES	61,080	62,906
Commitments and Contingencies (Note 13)
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,221 shares issued and 1,218 shares outstanding at September 30, 2017; 1,219 shares issued and 1,217 shares outstanding at December 31, 2016)	12	12
Additional paid-in capital	58,695	58,593
Retained earnings/(deficit)	1,360	588
Accumulated other comprehensive income/(losses)	(1,085)	(1,628)
Treasury stock, at cost (3 shares at September 30, 2017 and 2 shares at December 31, 2016)	(223)	(207)
Total shareholders' equity	58,759	57,358
Noncontrolling interest	212	216
TOTAL EQUITY	58,971	57,574
TOTAL LIABILITIES AND EQUITY	$120,051	$120,480

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2016	$12	$58,593	$588	$(1,628)	$(207)	$216	$57,574
Net income/(loss)	—	—	2,996	—	—	(2)	2,994
Other comprehensive income/(loss)	—	—	—	543	—	(2)	541
Dividends declared-common stock	—	—	(2,225)	—	—	—	(2,225)
Exercise of stock options, issuance of other stock awards, and other	—	102	1	—	(16)	—	87
Balance at September 30, 2017	$12	$58,695	$1,360	$(1,085)	$(223)	$212	$58,971

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 30, 2017	October 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,994	$2,698
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	790	1,010
Amortization of postretirement benefit plans prior service costs/(credits)	(247)	(217)
Equity award compensation expense	36	38
Deferred income tax provision/(benefit)	492	(28)
Pension contributions	(174)	(332)
Other items, net	(76)	(122)
Changes in current assets and liabilities:
Trade receivables	(2,061)	(1,443)
Inventories	(580)	(481)
Accounts payable	123	480
Other current assets	(137)	(58)
Other current liabilities	(1,144)	(529)
Net cash provided by/(used for) operating activities	16	1,016
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	1,633	1,850
Capital expenditures	(956)	(836)
Other investing activities, net	47	70
Net cash provided by/(used for) investing activities	724	1,084
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,636)	(74)
Proceeds from issuance of long-term debt	1,496	6,981
Proceeds from issuance of commercial paper	5,495	4,296
Repayments of commercial paper	(5,709)	(3,660)
Dividends paid-Series A Preferred Stock	—	(180)
Dividends paid-common stock	(2,161)	(2,123)
Redemption of Series A Preferred Stock	—	(8,320)
Other financing activities, net	26	56
Net cash provided by/(used for) financing activities	(3,489)	(3,024)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	43	(17)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(2,706)	(941)
Balance at beginning of period	4,255	4,912
Balance at end of period	$1,549	$3,971

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 30, 2017	October 2, 2016
Non-cash investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$1,936	$1,519

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
Accounting Standards Adopted in the Current Year:
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2016-09 related to equity-based award accounting and presentation. Under this guidance, excess tax benefits upon the exercise of share- based payment awards are recognized in our tax provision rather than within equity. Cash flows related to excess tax benefits are classified as operating activities rather than financing activities. Additionally, cash flows related to employee tax withholdings on restricted share vesting are classified as financing activities. This ASU became effective in the first quarter of 2017. We adopted the guidance related to excess tax benefits on a prospective basis. As a result, we recognized a tax benefit in our condensed consolidated statement of income of $3 million for the three months and $19 million for the nine months ended September 30, 2017 related to our excess tax benefits upon the exercise of share-based payment awards. We retrospectively adopted the guidance related to cash flow classification of employee tax withholdings on restricted share vesting. This guidance did not have a material impact on our condensed consolidated statement of cash flows for the nine months ended October 2, 2016 or on our consolidated statement of cash flows for the year ended December 31, 2016. Our equity award compensation cost continues to reflect estimated forfeitures.
In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash payments and cash receipts on the statement of cash flows. This ASU provided guidance on eight specific cash flow classification matters, which must be adopted in the same period using a retrospective transition method. We early adopted this ASU in the first quarter of 2017. We now classify consideration received for beneficial interest obtained for transferring trade receivables in securitization transactions as investing activities instead of operating activities. Accordingly, we reclassified $1.9 billion of cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized) to cash provided by investing activities (from cash provided by operating activities) for the nine months ended October 2, 2016. The related impact on our consolidated statement of cash flows for the year ended December 31, 2016 was $2.6 billion. In connection with the adoption of ASU 2016-15, we also corrected other immaterial cash flow misstatements within operating activities, which overstated the amount of beneficial interest obtained in the non-cash exchange from the securitization of trade receivables. Additionally, we now classify cash payments for debt prepayment and debt extinguishment costs as cash outflows from financing activities rather than cash outflows from operating activities, which had no impact our condensed consolidated statements of cash flows for the nine months ended October 2, 2016 or our consolidated statement of cash flows for the year ended December 31, 2016.

In November 2016, the FASB issued ASU 2016-18 requiring the statement of cash flows to explain the change in restricted cash and restricted cash equivalents, in addition to cash and cash equivalents. We early adopted this ASU in the first quarter of 2017. Accordingly, we restated our cash and cash equivalents balances in the condensed consolidated statements of cash flows to include restricted cash of $51 million at December 31, 2016, $51 million at October 2, 2016, and $75 million at January 3, 2016. Additionally, cash used for investing activities increased by $24 million for the nine months ended October 2, 2016 and increased by $24 million for the year ended December 31, 2016. As required by the ASU, we have provided a reconciliation from cash and cash equivalents as presented on our condensed consolidated balance sheets to cash, cash equivalents, and restricted cash as reported on our condensed consolidated statements of cash flows. See Note 3, Restricted Cash, for this reconciliation, as well as a discussion of the nature of our restricted cash balances.
Recently Issued Accounting Standards:
In May 2014, the FASB issued ASU 2014-09, which superseded previously existing revenue recognition guidance. Under this ASU, companies will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the company expects to be entitled to in exchange for those goods or services. This ASU will be effective beginning in the first quarter of our fiscal year 2018. The ASU may be applied using a full retrospective method or a modified retrospective transition method, with a cumulative-effect adjustment as of the date of adoption. We currently expect the impact of this guidance to be immaterial to our financial statements and related disclosures. We will adopt this ASU using the full retrospective method on the first day of our fiscal year 2018.
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
In October 2016, the FASB issued ASU 2016-16 related to the income tax accounting impacts of intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment. Under the new accounting guidance, current and deferred income taxes should be recognized upon transfer of the assets. Previously, recognition of current and deferred income taxes was prohibited until the asset was sold to an external party. This ASU will be effective beginning in the first quarter of our fiscal year 2018. Early adoption is permitted but must be adopted in the first interim period of the annual period for which the ASU is adopted. The new guidance must be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. We will adopt this ASU on the first day of our fiscal year 2018. While we are still evaluating the impact of this ASU, we currently anticipate a cumulative effect adjustment to retained earnings of approximately $100 million upon adoption.
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

In March 2017, the FASB issued ASU 2017-07 related to the presentation of net periodic benefit cost (pension and postretirement cost). This ASU will be effective beginning in the first quarter of our fiscal year 2018. Under the new guidance, the service cost component of net periodic benefit cost must be presented in the same statement of income line item as other employee compensation costs arising from services rendered by employees during the period. Other components of net periodic benefit cost must be disaggregated from the service cost component in the statements of income and must be presented outside the operating income subtotal. Additionally, only the service cost component will be eligible for capitalization in assets. The new guidance must be applied retrospectively for the statement of income presentation of service cost components and other net periodic benefit cost components and prospectively for the capitalization of service cost components. There is a practical expedient that allows us to use historical amounts disclosed in our Postemployment Benefits footnote as an estimation basis for retrospectively applying the statement of income presentation requirements. We plan to use this practical expedient when we adopt this ASU on the first day of our fiscal year 2018. The retrospective impact of adopting ASU 2017-07 in 2018 is expected to be (in millions):

	For the Three Months Ended		For the Nine Months Ended		For the Year Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016	December 31, 2016
Increase/(decrease) to cost of products sold	$109	$81	$455	$259	$373
Increase/(decrease) to selling, general and administrative expenses	14	14	63	66	93
Increase/(decrease) to operating income(a)	(123)	(95)	(518)	(325)	(466)

(a)
Includes amortization of prior service costs/(credits), curtailments, special/contractual termination benefits, and certain settlements. These components of net pension and postretirement cost/(benefit) totaled approximately $(80) million for the three months and $(400) million for the nine months ended September 30, 2017, approximately $(70) million for the three months and $(240) million for the nine months ended October 2, 2016, and approximately $(340) million for the year ended December 31, 2016.

In August 2017, the FASB issued ASU 2017-12 related to accounting for hedging activities. This guidance will impact the accounting for our financial (i.e., foreign exchange and interest rate) and non-financial (i.e., commodity) hedging activities. Key components of this ASU that could impact us are as follows:

•
Grants the ability to hedge the risk associated with the change in a contractually specified component of the purchase or sale of a non-financial item instead of the total contractual price, which could allow more commodity contracts to qualify for hedge accounting;

•
Requires us to defer the entire change in value of the derivative, including the effective and ineffective portion, into other comprehensive income until the hedged item impacts net income. When released, the deferred hedge gains and losses, including the ineffective portion, will be recognized in the same statement of income line affected by the hedged item;

•
Allows us to recognize changes in the fair value of excluded components in other comprehensive income (which will be amortized into net income over the life of the derivative) or in net income in the related period;

•	Changes hedge effectiveness testing, including timing and allowable methods of testing; and,

•	Requires additional tabular disclosures in the footnotes to the financial statements.
The method for adopting the revised standard is modified retrospective. This ASU will be effective beginning in the first quarter of our fiscal year 2019; however, early adoption is permitted, including in an interim period. We are currently evaluating the timing of adoption and the impact this ASU will have on our financial statements and related disclosures.
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
Integration Program:
Following the 2015 Merger, we announced a multi-year program (the “Integration Program”) designed to reduce costs, streamline and simplify our operating structure as well as optimize our production and supply chain network across our businesses in the United States and Canada segments. We expect to incur pre-tax costs of $2.1 billion related to the Integration Program. These pre-tax costs are comprised of the following categories:

•	Organization costs ($400 million) associated with our plans to streamline and simplify our operating structure, resulting in workforce reduction (primarily severance and employee benefit costs).

•
Footprint costs ($1.3 billion) associated with our plans to optimize our production and supply chain network, resulting in workforce reduction and facility closures and consolidations (primarily asset-related costs and severance and employee benefit costs).

•
Other costs ($400 million) incurred as a direct result of integration activities, including other exit costs (primarily lease and contract terminations) and other implementation costs (primarily professional services and other third-party fees).

We expect that approximately 60% of the Integration Program expenses will be reflected in cost of products sold and approximately 60% will be cash expenditures.
Overall, as part of the Integration Program, we expect to eliminate 5,150 positions, close net six factories, and consolidate our distribution network. At September 30, 2017, the total Integration Program liability related primarily to the elimination of general salaried and factory positions across the United States and Canada, 4,800 of whom have left the Company by September 30, 2017. Additionally, as of September 30, 2017, we have closed net six factories.
Related to the Integration Program, we incurred costs of $79 million for the three months and $157 million for the nine months ended September 30, 2017 and $222 million for the three months and $722 million for the nine months ended October 2, 2016. As of September 30, 2017, we have incurred approximately $1.9 billion of cumulative costs under the Integration Program, including $543 million of severance and employee benefit costs, $803 million of non-cash asset-related costs, $417 million of other implementation costs, and $110 million of other exit costs.
In the second quarter of 2017, we recognized a curtailment gain of $168 million, which was classified as Integration Program expenses. The curtailment was triggered by the number of cumulative headcount reductions after the closure of certain U.S. factories in the second quarter of 2017. The resulting gain is attributed to accelerating a portion of the previously deferred actuarial gains and prior service credits. An additional curtailment gain of $9 million was recognized during the third quarter of 2017 based on additional employee exits associated with these factory closures. See Note 8, Postemployment Benefits, and Note 9, Accumulated Other Comprehensive Income/(Losses), for the related curtailment gain.
Our liability balance for Integration Program costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 31, 2016	$99	$10	$109
Charges/(credits)	(138)	15	(123)
Cash payments	(55)	(3)	(58)
Non-cash utilization	138	(3)	135
Balance at September 30, 2017	$44	$19	$63
(a) Other exit costs primarily consist of lease and contract terminations.
We expect the liability for severance and employee benefit costs as of September 30, 2017 to be paid in 2017. The liability for other exit costs primarily relates to lease obligations associated with restructuring programs executed prior to the 2015 Merger. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2019 and 2026.

Restructuring Activities:
In addition to our Integration Program in North America, we have a small number of other restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. Related to these programs, approximately 500 employees left the Company during the nine months ended September 30, 2017. These programs resulted in expenses of $16 million for the three months ended September 30, 2017, including $8 million of severance and employee benefit costs, $7 million of other implementation costs, and $1 million of other exit costs. Other restructuring program expenses for the nine months ended September 30, 2017 were $80 million, including $37 million of severance and employee benefit costs, $1 million of non-cash asset-related costs, $32 million of other implementation costs, and $10 million of other exit costs. Other restructuring program expenses totaled $15 million for the three months and $59 million for the nine months ended October 2, 2016.
Our liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 31, 2016	$12	$25	$37
Charges/(credits)	37	10	47
Cash payments	(32)	(6)	(38)
Non-cash utilization	(7)	—	(7)
Balance at September 30, 2017	$10	$29	$39
(a) Other exit costs primarily consist of lease and contract terminations.
We expect the liability for severance and employee benefit costs as of September 30, 2017 to be paid in 2017. The liability for other exit costs primarily relates to lease obligations associated with restructuring programs executed prior to the 2015 Merger. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2017 and 2026.
Total Integration and Restructuring:
Total expenses related to the Integration Program and restructuring activities recorded in cost of products sold and selling, general and administrative expenses were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Severance and employee benefit costs - COGS	$(22)	$14	$(139)	$43
Severance and employee benefit costs - SG&A	(3)	43	38	89
Asset-related costs - COGS	34	89	134	368
Asset-related costs - SG&A	8	9	21	35
Other costs - COGS	68	49	129	121
Other costs - SG&A	10	33	54	125
	$95	$237	$237	$781
We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA (as defined in Note 15, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
United States	$75	$161	$118	$607
Canada	(3)	16	21	43
Europe	6	5	45	33
Rest of World	—	—	11	—
General corporate expenses	17	55	42	98
	$95	$237	$237	$781

Note 3. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$1,441	$4,204
Restricted cash included in other assets (current)	108	42
Restricted cash included in other assets (noncurrent)	—	9
Cash, cash equivalents, and restricted cash	$1,549	$4,255
Our restricted cash primarily relates to withholding taxes on our common stock dividends to our only significant international shareholder, 3G Capital.
Note 4. Inventories
Inventories consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Packaging and ingredients	$713	$542
Work in process	464	388
Finished product	2,011	1,754
Inventories	$3,188	$2,684
The increase in inventories for the nine months ended September 30, 2017 was primarily due to seasonality in the U.S.
Note 5. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	Canada	Europe	Rest of World	Total
Balance at December 31, 2016	$33,696	$4,913	$2,778	$2,738	$44,125
Translation adjustments and other	—	379	250	104	733
Balance at September 30, 2017	$33,696	$5,292	$3,028	$2,842	$44,858
We test goodwill for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2017 annual impairment test as of April 2, 2017. As a result of our 2017 annual impairment test, there was no impairment of goodwill. Each of our goodwill reporting units had excess fair value over its carrying value of at least 10% as of April 2, 2017.
Our goodwill balance consists of 18 reporting units and had an aggregate carrying value of $44.9 billion as of September 30, 2017. As a majority of our goodwill was recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there was not a significant excess of fair values over carrying values as of April 2, 2017. We have a risk of future impairment to the extent that individual reporting unit performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred during the three months ended September 30, 2017 that indicated it was more likely than not that our goodwill was impaired. There were no accumulated impairment losses to goodwill as of September 30, 2017.

Indefinite-lived intangible assets:
Indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 31, 2016	$53,307
Translation adjustments	380
Impairment losses on indefinite-lived intangible assets	(48)
Balance at September 30, 2017	$53,639
We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2017 annual impairment test as of April 2, 2017. As a result of our 2017 annual impairment test, we recognized a non-cash impairment loss of $48 million in selling, general and administrative expenses for the nine months ended September 30, 2017. This loss was due to continued declines in nutritional beverages in India. The loss was recorded in our Europe segment as the related trademark is owned by our Italian subsidiary. Each of our other brands had excess fair value over its carrying value of at least 10% as of April 2, 2017.
Our indefinite-lived intangible assets primarily consist of a large number of individual brands and had an aggregate carrying value of $53.6 billion as of September 30, 2017. As a majority of our indefinite-lived intangible assets were recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there was not a significant excess of fair values over carrying values as of April 2, 2017. We have a risk of future impairment to the extent individual brand performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future. No events occurred during the three months ended September 30, 2017 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,381	$(256)	$2,125	$2,337	$(172)	$2,165
Customer-related assets	4,230	(502)	3,728	4,184	(369)	3,815
Other	14	(6)	8	13	(3)	10
	$6,625	$(764)	$5,861	$6,534	$(544)	$5,990
Amortization expense for definite-lived intangible assets was $76 million for the three months and $220 million for the nine months ended September 30, 2017 and was $66 million for the three months and $198 million for the nine months ended October 2, 2016. Aside from amortization expense, the changes in definite-lived intangible assets from December 31, 2016 to September 30, 2017 reflect the impact of foreign currency. We estimate that amortization expense related to definite-lived intangible assets will be approximately $280 million for the next twelve months and approximately $270 million for each of the four years thereafter.
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
Our effective tax rate was 30.6% for the three months ended September 30, 2017 compared to 23.7% for the three months ended October 2, 2016. The increase in our effective tax rate was driven by the unfavorable impact of net discrete items for the current quarter, primarily related to the impact of state tax law changes, compared to the favorable impact of foreign tax law changes and deferred tax adjustments for the three months ended October 2, 2016.
Our effective tax rate was 28.7% for the nine months ended September 30, 2017 compared to 27.9% for the nine months ended October 2, 2016. The increase in our effective tax rate was mainly driven by the unfavorable impact of a higher percentage of U.S. income reflected in our estimated full year effective tax rate for 2017 compared to 2016.

Note 7. Employees’ Stock Incentive Plans
Our annual equity award grants and vesting occurred in the first quarter of 2017. Other off-cycle equity grants may occur throughout the year.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 31, 2016	20,560,140	$37.39
Granted	1,572,848	89.01
Forfeited	(559,109)	48.13
Exercised	(2,005,638)	32.94
Outstanding at September 30, 2017	19,568,241	41.69
The aggregate intrinsic value of stock options exercised during the period was $115 million for the nine months ended September 30, 2017.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2016	806,744	$71.95
Granted	1,678,110	85.03
Forfeited	(191,072)	82.85
Vested	(136,272)	72.96
Outstanding at September 30, 2017	2,157,510	81.10
The aggregate fair value of RSUs that vested during the period was $12 million for the nine months ended September 30, 2017.

Note 8. Postemployment Benefits
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended				For the Nine Months Ended
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Service cost	$3	$3	$5	$6	$8	$10	$13	$18
Interest cost	45	52	17	21	136	158	49	64
Expected return on plan assets	(66)	(73)	(47)	(44)	(197)	(221)	(133)	(137)
Amortization of unrecognized losses/(gains)	—	—	—	—	—	—	1	—
Settlements	3	26	—	—	3	20	—	—
Special/contractual termination benefits	5	—	—	—	18	—	8	—
Other	—	—	(6)	—	2	—	(15)	—
Net pension cost/(benefit)	$(10)	$8	$(31)	$(17)	$(30)	$(33)	$(77)	$(55)
We capitalized a portion of net pension cost/(benefit) into inventory based on our production activities. The amounts capitalized into inventory as of September 30, 2017 and October 2, 2016 are included in the table above.
Employer Contributions:
During the nine months ended September 30, 2017, we contributed $150 million to our U.S. pension plans and $24 million to our non-U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of approximately $5 million to our non-U.S. plans during the remainder of 2017. We do not plan to make further contributions to our U.S. pension plans in 2017. Our actual contributions and plans may change due to many factors, including the timing of regulatory approval for the windup of certain non-U.S. pension plans, changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Service cost	$2	$3	$7	$11
Interest cost	12	13	37	43
Amortization of prior service costs/(credits)	(77)	(90)	(250)	(252)
Curtailments	(9)	—	(177)	—
Net postretirement cost/(benefit)	$(72)	$(74)	$(383)	$(198)
We capitalized a portion of net postretirement cost/(benefit) into inventory based on our production activities. The amounts capitalized into inventory as of September 30, 2017 and October 2, 2016 are included in the table above.
In the second quarter of 2017, we remeasured certain of our postretirement plans and recognized a curtailment gain of $168 million. The curtailment was triggered by the number of cumulative headcount reductions after the closure of certain U.S. factories in the second quarter of 2017. The resulting gain is attributed to accelerating a portion of the previously deferred actuarial gains and prior service credits. An additional curtailment gain of $9 million was recognized during the third quarter of 2017 based on additional employee exits associated with these factory closures. The headcount reductions and factory closures were part of our ongoing Integration Program. See Note 2, Integration and Restructuring Expenses, for additional information.

Note 9. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 31, 2016	$(2,412)	$772	$12	$(1,628)
Foreign currency translation adjustments	1,181	—	—	1,181
Net deferred gains/(losses) on net investment hedges	(327)	—	—	(327)
Net postemployment benefit gains/(losses) arising during the period	—	(12)	—	(12)
Reclassification of net postemployment benefit losses/(gains)	—	(260)	—	(260)
Net deferred gains/(losses) on cash flow hedges	—	—	(136)	(136)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	97	97
Total other comprehensive income/(loss)	854	(272)	(39)	543
Balance as of September 30, 2017	$(1,558)	$500	$(27)	$(1,085)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	September 30, 2017			October 2, 2016
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$421	$—	$421	$(151)	$—	$(151)
Net deferred gains/(losses) on net investment hedges	(200)	76	(124)	34	—	34
Net actuarial gains/(losses) arising during the period	(1)	(3)	(4)	(405)	154	(251)
Prior service credits/(costs) arising during the period	—	—	—	172	(66)	106
Reclassification of net postemployment benefit losses/(gains)	(83)	32	(51)	(64)	25	(39)
Net deferred gains/(losses) on cash flow hedges	(76)	6	(70)	33	(2)	31
Net deferred losses/(gains) on cash flow hedges reclassified to net income	51	—	51	(23)	(3)	(26)

	For the Nine Months Ended
	September 30, 2017			October 2, 2016
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$1,181	$—	$1,181	$(304)	$—	$(304)
Net deferred gains/(losses) on net investment hedges	(568)	241	(327)	144	(65)	79
Net actuarial gains/(losses) arising during the period	(11)	(2)	(13)	(405)	154	(251)
Prior service credits/(costs) arising during the period	2	(1)	1	172	(66)	106
Reclassification of net postemployment benefit losses/(gains)	(423)	163	(260)	(232)	89	(143)
Net deferred gains/(losses) on cash flow hedges	(147)	11	(136)	(12)	11	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	96	1	97	(43)	(1)	(44)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses)				Affected Line Item in the Statement Where Net Income/(Loss) is Presented
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$—	$—	$—	$(3)	Net sales
Foreign exchange contracts	(2)	(1)	(5)	(34)	Cost of products sold
Foreign exchange contracts	52	(23)	98	(9)	Other expense/(income), net
Interest rate contracts	1	1	3	3	Interest expense
Losses/(gains) on cash flow hedges before income taxes	51	(23)	96	(43)
Losses/(gains) on cash flow hedges, income taxes	—	(3)	1	(1)
Losses/(gains) on cash flow hedges	$51	$(26)	$97	$(44)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$—	$—	$1	$—	(a)
Amortization of prior service costs/(credits)	(77)	(90)	(250)	(252)	(a)
Settlement and curtailments losses/(gains)	(6)	26	(174)	20	(a)
Losses/(gains) on postemployment benefits before income taxes	(83)	(64)	(423)	(232)
Losses/(gains) on postemployment benefits, income taxes	32	25	163	89
Losses/(gains) on postemployment benefits	$(51)	$(39)	$(260)	$(143)

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 8, Postemployment Benefits, for additional information.
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
Derivative Volume:
The notional values of our derivative instruments were (in millions):

	Notional Amount
	September 30, 2017	December 31, 2016
Commodity contracts	$332	$459
Foreign exchange contracts	3,753	2,997
Cross-currency contracts	2,950	3,173

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$9	$103	$—	$—	$9	$103
Cross-currency contracts	—	—	354	—	—	—	354	—
Derivatives not designated as hedging instruments:
Commodity contracts	8	14	—	1	—	—	8	15
Foreign exchange contracts	—	—	46	—	—	—	46	—
Cross-currency contracts	—	—	—	—	—	—	—	—
Total fair value	$8	$14	$409	$104	$—	$—	$417	$118

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$69	$13	$—	$—	$69	$13
Cross-currency contracts	—	—	580	36	—	—	580	36
Derivatives not designated as hedging instruments:
Commodity contracts	28	7	—	—	—	—	28	7
Foreign exchange contracts	—	—	35	30	—	—	35	30
Cross-currency contracts	—	—	44	—	—	—	44	—
Total fair value	$28	$7	$728	$79	$—	$—	$756	$86
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $56 million at September 30, 2017 and $67 million at December 31, 2016. No material amounts of collateral were received or posted on our derivative assets and liabilities at September 30, 2017.
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
Net Investment Hedging:
At September 30, 2017, the principal amounts of foreign denominated debt designated as net investment hedges totaled €2,550 million and £400 million.
At September 30, 2017, our cross-currency swaps designated as net investment hedges consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap	C$	1.8	$1.6	December 2019
We also periodically enter into shorter-dated foreign exchange contracts that are designated as net investment hedges. At September 30, 2017, we had Chinese renminbi foreign exchange contracts with an aggregate USD notional amount of $208 million.
Hedge Coverage:
At September 30, 2017, we had entered into contracts designated as hedging instruments, which hedge transactions for the following durations:

•	foreign exchange contracts for periods not exceeding the next 18 months; and

•	cross-currency contracts for periods not exceeding the next 27 months.
At September 30, 2017, we had entered into contracts not designated as hedging instruments, which hedge economic risks for the following durations:

•	commodity contracts for periods not exceeding the next 15 months; and

•	foreign exchange contracts for periods not exceeding the next five months.
Hedge Ineffectiveness:
We record pre-tax gains or losses reclassified from accumulated other comprehensive income/(losses) due to ineffectiveness for foreign exchange contracts related to forecasted transactions in other expense/(income), net.
Deferred Hedging Gains and Losses:
Based on our valuation at September 30, 2017 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized losses for foreign currency cash flow hedges during the next 12 months to be $21 million. Additionally, we expect transfers to net income/(loss) of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the consolidated statements of income and statements of comprehensive income:

	For the Three Months Ended
	September 30, 2017				October 2, 2016
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$(76)	$—	$—	$—	$33	$—	$—

Net investment hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	—	(6)	(81)	—	—	—	49	—
Total gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$(82)	$(81)	$—	$—	$33	$49	$—

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$—	$—	$—	$—	$—	$—	$—
Cost of products sold (effective portion)	—	2	—	—	—	1	—	—
Other expense/(income), net	—	(52)	—	—	—	23	—	—
Interest expense	—	—	—	(1)	—	—	—	(1)
	—	(50)	—	(1)	—	24	—	(1)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	4	—	—	—	(17)	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	27	—	—	—	(4)	2	—
	4	27	—	—	(17)	(4)	2	—
Total gains/(losses) recognized in statements of income	$4	$(23)	$—	$(1)	$(17)	$20	$2	$(1)

	For the Nine Months Ended
	September 30, 2017				October 2, 2016
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$(147)	$—	$—	$—	$(4)	$—	$(8)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	—	(18)	(177)	—	—	46	74	—
Total gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$(165)	$(177)	$—	$—	$42	$74	$(8)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$—	$—	$—	$—	$3	$—	$—
Cost of products sold (effective portion)	—	5	—	—	—	34	—	—
Other expense/(income), net	—	(98)	—	—	—	9	—	—
Interest expense	—	—	—	(3)	—	—	—	(3)
	—	(93)	—	(3)	—	46	—	(3)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(33)	—	—	—	(6)	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	55	(2)	—	—	(61)	(6)	—
	(33)	55	(2)	—	(6)	(61)	(6)	—
Total gains/(losses) recognized in statements of income	$(33)	$(38)	$(2)	$(3)	$(6)	$(15)	$(6)	$(3)
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $113 million for the three months and $373 million for the nine months ended September 30, 2017, and we recognized a pre-tax loss of $15 million for the three months and a pre-tax gain of $24 million for the nine months ended October 2, 2016. These amounts were recognized in other comprehensive income/(loss) for the periods then ended.

Note 11. Financing Arrangements
We utilize accounts receivable securitization and factoring programs (the “Programs”) globally for our working capital needs and to provide efficient liquidity. We operate these Programs such that we generally utilize the majority of the available aggregate cash consideration limits. We account for transfers of receivables pursuant to the Programs as a sale and remove them from our condensed consolidated balance sheets. Under the Programs, we generally receive cash consideration up to a certain limit and record a non-cash exchange for sold receivables for the remainder of the purchase price. We maintain a “beneficial interest,” or a right to collect cash, in the sold receivables. Cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized in these Programs) are classified as investing activities and presented as cash receipts on sold receivables on our condensed consolidated statements of cash flows. These cash receipts represent the consideration received for beneficial interest obtained for transferring trade receivables in securitization transactions.
The carrying value of trade receivables removed from our condensed consolidated balance sheets in connection with the Programs was $1.1 billion at September 30, 2017 and $1.0 billion at December 31, 2016. The carrying value of the sold receivables, which approximated the fair value, was $427 million at September 30, 2017 and $129 million at December 31, 2016.
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
At September 30, 2017, there were two exchange rates legally available to us for converting Venezuelan bolivars to U.S. dollars, including:

•
the official exchange rate of BsF10 per U.S. dollar available through the Sistema de Divisa Protegida (“DIPRO”), which is available for purchases and sales of essential items, including food products; and

•	an alternative exchange rate available through the Sistema de Divisa Complementaria (“DICOM”), which is available for all transactions not covered by DIPRO.
We have had no settlements at the DIPRO rate of BsF10 per U.S. dollar in 2017. At September 30, 2017, we had outstanding requests of $26 million for payment of invoices for the purchase of ingredients and packaging materials for the years 2012 through 2015, all of which were requested for payment at BsF6.30 per U.S. dollar (the official exchange rate until March 10, 2016). We have had access to U.S. dollars at DICOM rates in 2017. As of September 30, 2017, we believe the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary.
In the second quarter of 2017, the Venezuelan government implemented changes to move DICOM from a free-floating exchange format to an auction-based system. The first auction in May 2017 resulted in a new published exchange rate of BsF2,010 per U.S. dollar. Since then, the DICOM rate has increasingly deteriorated and was BsF3,345 at September 30, 2017. Published DICOM rates averaged BsF3,030 per U.S. dollar for the three months and BsF1,707 per U.S. dollar for the nine months ended September 30, 2017.
During the nine months ended September 30, 2017 and October 2, 2016, we remeasured the monetary assets and liabilities, as well as the operating results, of our Venezuelan subsidiary at DICOM rates. These remeasurements resulted in a nonmonetary currency devaluation loss of $3 million for the three months and $36 million for the nine months ended September 30, 2017, and a gain of $6 million for the three months and a loss of $1 million for the nine months ended October 2, 2016. These amounts were recorded in other expense/(income), net, in the condensed consolidated statements of income for the periods then ended.
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
Debt
Borrowing Arrangements:
We had commercial paper outstanding of $443 million at September 30, 2017 and $642 million at December 31, 2016.
See Note 11, Debt, to our consolidated financial statements for the year ended December 31, 2016 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.
Debt Issuances:
In the third quarter of 2017, Kraft Heinz Foods Company, our wholly owned operating subsidiary, issued $350 million aggregate principal amount of floating rate senior notes due 2019, $650 million aggregate principal amount of floating rate senior notes due 2021, and $500 million aggregate principal amount of floating rate senior notes due 2022 (collectively, the “New Notes”).
We used the net proceeds from the New Notes primarily to repay all amounts outstanding under our $600 million senior unsecured loan facility (“Term Loan Facility”) together with accrued interest thereon, to refinance a portion of our commercial paper program, and for other general corporate purposes.
The New Notes are fully and unconditionally guaranteed as to payment of principal, premium, and interest on a senior unsecured basis.
Debt Issuance Costs:
Debt issuance costs related to the sale of the New Notes in the third quarter of 2017 were insignificant. Debt issuance costs are reflected as a direct deduction of our long-term debt balance on the condensed consolidated balance sheets.
In the second quarter of 2016, we issued long-term debt and used the proceeds to redeem all outstanding shares of our 9.00% cumulative compounding preferred stock, Series A (“Series A Preferred Stock”) on June 7, 2016. The related debt issuance costs were $52 million.
Debt Repayments:
In the second quarter of 2017, we repaid $2.0 billion aggregate principal amount of senior notes that matured in the period. We funded these long-term debt repayments primarily with cash on hand and our commercial paper programs. Additionally, in the third quarter of 2017, we repaid our $600 million aggregate principal amount Term Loan Facility.
Fair Value of Debt:
At September 30, 2017, the aggregate fair value of our total debt was $32.9 billion as compared with a carrying value of $31.5 billion. At December 31, 2016, the aggregate fair value of our total debt was $33.2 billion as compared with a carrying value of $32.4 billion. Our short-term debt and commercial paper had carrying values that approximated their fair values at September 30, 2017 and December 31, 2016. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

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
Note 14. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$944	$842	$2,996	$2,508
Weighted average shares of common stock outstanding	1,218	1,218	1,218	1,216
Net earnings/(loss)	$0.78	$0.69	$2.46	$2.06
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$944	$842	$2,996	$2,508
Weighted average shares of common stock outstanding	1,218	1,218	1,218	1,216
Effect of dilutive equity awards	10	10	11	10
Weighted average shares of common stock outstanding, including dilutive effect	1,228	1,228	1,229	1,226
Net earnings/(loss)	$0.77	$0.69	$2.44	$2.05
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 2 million for the three months and 1 million for the nine months ended September 30, 2017 and were 1 million for the three months and 3 million for the nine months ended October 2, 2016.
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
In the third quarter of 2017, we announced our plans to reorganize certain of our international businesses to better align our global geographies. These plans include moving our Middle East and Africa businesses from the AMEA operating segment into the Europe reportable segment, forming the Europe, Middle East, and Africa (“EMEA”) operating segment. The remaining AMEA businesses will become the Asia Pacific (“APAC”) operating segment. We expect these changes to become effective on December 30, 2017. As a result, we expect to restate our Europe and Rest of World segments to reflect these changes for historical periods presented as of December 30, 2017.

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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Net sales:
United States	$4,380	$4,395	$13,566	$13,802
Canada	559	550	1,599	1,692
Europe	599	558	1,737	1,766
Rest of World	776	764	2,453	2,370
Total net sales	$6,314	$6,267	$19,355	$19,630
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Segment Adjusted EBITDA:
United States	$1,440	$1,349	$4,478	$4,360
Canada	162	148	477	491
Europe	206	191	578	592
Rest of World	149	145	475	513
General corporate expenses	(28)	(30)	(93)	(115)
Depreciation and amortization (excluding integration and restructuring expenses)	(165)	(116)	(434)	(401)
Integration and restructuring expenses	(95)	(237)	(237)	(781)
Merger costs	—	(4)	—	(33)
Unrealized gains/(losses) on commodity hedges	5	(22)	(24)	23
Impairment losses	(1)	—	(49)	(53)
Nonmonetary currency devaluation	—	(1)	—	(4)
Equity award compensation expense (excluding integration and restructuring expenses)	(12)	(10)	(38)	(30)
Operating income	1,661	1,413	5,133	4,562
Interest expense	306	311	926	824
Other expense/(income), net	(4)	(3)	8	(5)
Income/(loss) before income taxes	$1,359	$1,105	$4,199	$3,743

In the first quarter of 2017, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Our net sales by product category were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Condiments and sauces	$1,568	$1,562	$4,791	$4,886
Cheese and dairy	1,283	1,288	3,901	4,004
Ambient meals	571	577	1,695	1,726
Frozen and chilled meals	642	642	1,934	1,895
Meats and seafood	663	670	2,018	2,093
Refreshment beverages	371	368	1,180	1,218
Coffee	331	337	1,021	1,076
Infant and nutrition	176	171	575	577
Desserts, toppings and baking	220	216	649	661
Nuts and salted snacks	202	237	686	752
Other	287	199	905	742
Total net sales	$6,314	$6,267	$19,355	$19,630
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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended September 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,170	$2,286	$(142)	$6,314
Cost of products sold	—	2,601	1,541	(142)	4,000
Gross profit	—	1,569	745	—	2,314
Selling, general and administrative expenses	—	155	498	—	653
Intercompany service fees and other recharges	—	776	(776)	—	—
Operating income	—	638	1,023	—	1,661
Interest expense	—	296	10	—	306
Other expense/(income), net	—	23	(27)	—	(4)
Income/(loss) before income taxes	—	319	1,040	—	1,359
Provision for/(benefit from) income taxes	—	(11)	427	—	416
Equity in earnings of subsidiaries	944	614	—	(1,558)	—
Net income/(loss)	944	944	613	(1,558)	943
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$944	$944	$614	$(1,558)	$944

Comprehensive income/(loss) excluding noncontrolling interest	$1,167	$1,167	$1,165	$(2,332)	$1,167

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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Nine Months Ended September 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$12,941	$6,856	$(442)	$19,355
Cost of products sold	—	7,825	4,676	(442)	12,059
Gross profit	—	5,116	2,180	—	7,296
Selling, general and administrative expenses	—	504	1,659	—	2,163
Intercompany service fees and other recharges	—	3,205	(3,205)	—	—
Operating income	—	1,407	3,726	—	5,133
Interest expense	—	895	31	—	926
Other expense/(income), net	—	(8)	16	—	8
Income/(loss) before income taxes	—	520	3,679	—	4,199
Provision for/(benefit from) income taxes	—	(92)	1,297	—	1,205
Equity in earnings of subsidiaries	2,996	2,384	—	(5,380)	—
Net income/(loss)	2,996	2,996	2,382	(5,380)	2,994
Net income/(loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income/(loss) excluding noncontrolling interest	$2,996	$2,996	$2,384	$(5,380)	$2,996

Comprehensive income/(loss) excluding noncontrolling interest	$3,539	$3,539	$4,351	$(7,890)	$3,539

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

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of September 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$217	$1,224	$—	$1,441
Trade receivables	—	4	934	—	938
Receivables due from affiliates		725	205	(930)	—
Dividends due from affiliates	101	—	—	(101)	—
Sold receivables	—	—	427	—	427
Inventories	—	2,087	1,101	—	3,188
Short-term lending due from affiliates	—	2,098	3,513	(5,611)	—
Other current assets	—	3,229	391	(2,386)	1,234
Total current assets	101	8,360	7,795	(9,028)	7,228
Property, plant and equipment, net	—	4,506	2,428	—	6,934
Goodwill	—	11,067	33,791	—	44,858
Investments in subsidiaries	58,759	72,096	—	(130,855)	—
Intangible assets, net	—	3,258	56,242	—	59,500
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	499	1,032	—	1,531
TOTAL ASSETS	$58,860	$101,486	$103,288	$(143,583)	$120,051
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$443	$12	$—	$455
Current portion of long-term debt	—	2,583	172	—	2,755
Short-term lending due to affiliates	—	3,513	2,098	(5,611)	—
Trade payables	—	2,324	1,623	—	3,947
Payables due to affiliates	—	205	725	(930)	—
Accrued marketing	—	124	369	—	493
Accrued postemployment costs	—	84	74	—	158
Income taxes payable	—	—	2,555	(2,386)	169
Interest payable	—	284	11	—	295
Dividends due to affiliates	—	101	—	(101)	—
Other current liabilities	101	497	517	—	1,115
Total current liabilities	101	10,158	8,156	(9,028)	9,387
Long-term debt	—	27,396	903	—	28,299
Long-term borrowings due to affiliates	—	2,000	1,921	(3,921)	—
Deferred income taxes	—	1,368	19,530	—	20,898
Accrued postemployment costs	—	1,508	300	—	1,808
Other liabilities	—	297	391	—	688
TOTAL LIABILITIES	101	42,727	31,201	(12,949)	61,080
Total shareholders’ equity	58,759	58,759	71,875	(130,634)	58,759
Noncontrolling interest	—	—	212	—	212
TOTAL EQUITY	58,759	58,759	72,087	(130,634)	58,971
TOTAL LIABILITIES AND EQUITY	$58,860	$101,486	$103,288	$(143,583)	$120,051

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

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$2,161	$1,185	$(1,169)	$(2,161)	$16
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,633	—	1,633
Capital expenditures	—	(622)	(334)	—	(956)
Net proceeds from/(payments on) intercompany lending activities	—	59	(267)	208	—
Additional investments in subsidiaries	(15)	—	—	15	—
Other investing activities, net	—	54	(7)	—	47
Net cash provided by/(used for) investing activities	(15)	(509)	1,025	223	724
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(2,625)	(11)	—	(2,636)
Proceeds from issuance of long-term debt	—	1,496	—	—	1,496
Proceeds from issuance of commercial paper	—	5,495	—	—	5,495
Repayments of commercial paper	—	(5,709)	—	—	(5,709)
Net proceeds from/(payments on) intercompany borrowing activities	—	267	(59)	(208)	—
Dividends paid-common stock	(2,161)	(2,161)	—	2,161	(2,161)
Other intercompany capital stock transactions	—	15	—	(15)	—
Other financing activities, net	15	(6)	17	—	26
Net cash provided by/(used for) financing activities	(2,146)	(3,228)	(53)	1,938	(3,489)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	43	—	43
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(2,552)	(154)	—	(2,706)
Balance at beginning of period	—	2,869	1,386	—	4,255
Balance at end of period	$—	$317	$1,232	$—	$1,549

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 2, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$1,636	$1,821	$(805)	$(1,636)	$1,016
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,850	—	1,850
Capital expenditures	—	(605)	(231)	—	(836)
Net proceeds from/(payments on) intercompany lending activities	—	565	(74)	(491)	—
Additional investments in subsidiaries	—	(10)	—	10	—
Return of capital	8,987	—	—	(8,987)	—
Other investing activities, net	—	100	(30)	—	70
Net cash provided by/(used for) investing activities	8,987	50	1,515	(9,468)	1,084
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(69)	(5)	—	(74)
Proceeds from issuance of long-term debt	—	6,978	3	—	6,981
Proceeds from issuance of commercial paper	—	4,296	—	—	4,296
Repayments of commercial paper	—	(3,660)	—	—	(3,660)
Net proceeds from/(payments on) intercompany borrowing activities	—	74	(565)	491	—
Dividends paid-Series A Preferred Stock	(180)	—	—	—	(180)
Dividends paid-common stock	(2,123)	(2,303)	—	2,303	(2,123)
Redemption of Series A Preferred Stock	(8,320)	—	—	—	(8,320)
Other intercompany capital stock transactions	—	(8,320)	10	8,310	—
Other financing activities, net	—	50	6	—	56
Net cash provided by/(used for) financing activities	(10,623)	(2,954)	(551)	11,104	(3,024)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(17)	—	(17)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(1,083)	142	—	(941)
Balance at beginning of period	—	3,253	1,659	—	4,912
Balance at end of period	$—	$2,170	$1,801	$—	$3,971

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	September 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$217	$1,224	$—	$1,441
Restricted cash included in other assets (current)	—	100	8	—	108
Cash, cash equivalents, and restricted cash	$—	$317	$1,232	$—	$1,549

	December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,830	$1,374	$—	$4,204
Restricted cash included in other assets (current)	—	39	3	—	42
Restricted cash included in other assets (noncurrent)	—	—	9	—	9
Cash, cash equivalents, and restricted cash	$—	$2,869	$1,386	$—	$4,255

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
In the third quarter of 2017, we announced our plans to reorganize certain of our international businesses to better align our global geographies. These plans include moving our Middle East and Africa businesses from the AMEA operating segment into the Europe reportable segment, forming the EMEA operating segment. The remaining AMEA businesses will become the APAC operating segment. We expect these changes to become effective on December 30, 2017. As a result, we expect to restate our Europe and Rest of World segments to reflect these changes for historical periods presented as of December 30, 2017.
Items Affecting Comparability of Financial Results
Integration and Restructuring Expenses:
Related to integration and restructuring activities (including the multi-year Integration Program announced following the 2015 Merger), we incurred costs of $95 million for the three months and $237 million for the nine months ended September 30, 2017 and $237 million for the three months and $781 million for the nine months ended October 2, 2016. Integration Program costs included in these totals were $79 million for the three months and $157 million for the nine months ended September 30, 2017 and $222 million for the three months and $722 million for the nine months ended October 2, 2016.
Total Integration Program and restructuring expenses for 2017 included a curtailment gain of $177 million, which was classified as Integration Program expenses. The curtailment was triggered by the number of cumulative headcount reductions after the closure of certain U.S. factories in the second quarter of 2017. The resulting gain is attributed to accelerating a portion of the previously deferred actuarial gains and prior service credits.
We expect to incur pre-tax costs of $2.1 billion related to the Integration Program. As of September 30, 2017, we have incurred cumulative costs of $1.9 billion. These costs primarily include severance and employee benefit costs (including cash and non-cash severance), costs to exit facilities (including non-cash costs such as accelerated depreciation), and other costs incurred as a direct result of integration activities related to the 2015 Merger.
Additionally, we anticipate capital expenditures of approximately $1.4 billion related to the Integration Program. As of September 30, 2017, we have incurred $1.2 billion in capital expenditures since the inception of the Integration Program. The Integration Program is designed to reduce costs, integrate, and optimize our combined organization and is expected to achieve $1.7 billion to $1.8 billion of pre-tax savings by the end of 2017, primarily benefiting the United States and Canada segments. Since the inception of the Integration Program, our cumulative pre-tax savings achieved are approximately $1,575 million.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017	October 2, 2016	% Change	September 30, 2017	October 2, 2016	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,314	$6,267	0.7%	$19,355	$19,630	(1.4)%
Operating income	1,661	1,413	17.6%	5,133	4,562	12.5%
Net income/(loss) attributable to common shareholders	944	842	12.1%	2,996	2,508	19.5%
Diluted earnings/(loss) per share	0.77	0.69	11.6%	2.44	2.05	19.0%
Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017	October 2, 2016	% Change	September 30, 2017	October 2, 2016	% Change
	(in millions)			(in millions)
Net sales	$6,314	$6,267	0.7%	$19,355	$19,630	(1.4)%
Organic Net Sales(a)	6,272	6,255	0.3%	19,377	19,596	(1.1)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 30, 2017 compared to the Three Months Ended October 2, 2016:
Net sales increased 0.7% to $6.3 billion for the three months ended September 30, 2017 compared to the prior period, including the favorable impact of foreign currency (0.4 pp). Organic Net Sales increased 0.3% driven by higher pricing (0.5) partially offset by unfavorable volume/mix (0.2 pp). Higher pricing in Rest of World and the U.S. was partially offset by lower pricing in Canada and Europe. Volume/mix was unfavorable in the U.S., Canada, and Rest of World, partially offset by growth in Europe.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended October 2, 2016:
Net sales decreased 1.4% to $19.4 billion for the nine months ended September 30, 2017 compared to the prior period, including the unfavorable impact of foreign currency (0.3 pp). Organic Net Sales decreased 1.1% due to unfavorable volume/mix (1.5 pp) partially offset by higher pricing (0.4 pp). Volume/mix was unfavorable in the U.S. and Canada, which was partially offset by growth in Europe and Rest of World. Higher pricing in Rest of World and the U.S. was partially offset by lower pricing in Canada and Europe.
Net Income:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017	October 2, 2016	% Change	September 30, 2017	October 2, 2016	% Change
	(in millions)			(in millions)
Operating income	$1,661	$1,413	17.6%	$5,133	$4,562	12.5%
Net income/(loss) attributable to common shareholders	944	842	12.1%	2,996	2,508	19.5%
Adjusted EBITDA(a)	1,929	1,803	7.0%	5,915	5,841	1.3%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 30, 2017 compared to the Three Months Ended October 2, 2016:
Operating income increased 17.6% to $1.7 billion for the three months ended September 30, 2017 compared to $1.4 billion in the prior period. This increase was primarily due to lower Integration Program and other restructuring expenses in the current period, savings from the Integration Program and other restructuring activities, lower overhead costs, higher pricing, higher unrealized losses on commodity hedges in the prior period, and the favorable impact of foreign currency (0.2 pp), partially offset by higher input costs in local currency.
Net income/(loss) attributable to common shareholders increased 12.1% to $944 million for the three months ended September 30, 2017 compared to $842 million in the prior period. The increase was primarily due to the operating income factors discussed above, partially offset by a higher effective tax rate. Our effective tax rate increased to 30.6% for the three months ended September 30, 2017 compared to 23.7% in the prior period. The increase in our effective tax rate was driven by the unfavorable impact of net discrete items for the current quarter, primarily related to the impact of state tax law changes, compared to the favorable impact of foreign tax law changes and deferred tax adjustments for the three months ended October 2, 2016.
Adjusted EBITDA increased 7.0% to $1.9 billion for the three months ended September 30, 2017 compared to the prior period, primarily due to savings from the Integration Program and other restructuring activities, lower overhead costs, higher pricing, and the favorable impact of foreign currency (0.3 pp), partially offset by higher input costs in local currency. Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA increased primarily driven by Integration Program savings, lower overhead costs, and higher pricing, partially offset by unfavorable key commodity costs (which we define as dairy, meat, coffee, and nuts), primarily in meat and cheese.

•
Europe Segment Adjusted EBITDA increased primarily driven by productivity savings, the favorable impact of foreign currency (2.4 pp), and favorable volume/mix, partially offset by higher input costs in local currency.

•
Canada Segment Adjusted EBITDA increased primarily driven by Integration Program savings, lower overhead costs, favorable impact of foreign currency (4.2 pp), and improved product mix, partially offset by lower pricing.

•
Rest of World Segment Adjusted EBITDA increased primarily driven by Organic Net Sales growth, and lower overhead costs, partially offset by higher input costs in local currency, and the unfavorable impact of foreign currency (3.7 pp).

Nine Months Ended September 30, 2017 compared to the Nine Months Ended October 2, 2016:
Operating income increased 12.5% to $5.1 billion for the nine months ended September 30, 2017 compared to $4.6 billion in the prior period. This increase was primarily due to lower Integration Program and other restructuring expenses in the current period, savings from the Integration Program and other restructuring activities, and lower overhead costs, partially offset by higher input costs in local currency, lower net sales, lower unrealized gains on commodity hedges in the current period, and the unfavorable impact of foreign currency (0.8 pp).
Net income/(loss) attributable to common shareholders increased 19.5% to $3.0 billion for the nine months ended September 30, 2017 compared to $2.5 billion in the prior period. The increase was primarily due to the operating income factors discussed above and the absence of the Series A Preferred Stock dividend in the current period, partially offset by higher interest expense, a higher effective tax rate, and higher other expense/(income), net, detailed as follows:

•
The Series A Preferred Stock was fully redeemed on June 7, 2016. Accordingly, there was no related dividend for the nine months ended September 30, 2017, compared to an impact of $180 million in the prior period.

•
Interest expense increased to $926 million for the nine months ended September 30, 2017 compared to $824 million in the prior period. This increase was primarily due to the May 2016 issuances of long-term debt in conjunction with the redemption of our Series A Preferred Stock on June 7, 2016, and borrowings under our commercial paper program, which began in the second quarter of 2016.

•
Our effective tax rate increased to 28.7% for the nine months ended September 30, 2017 compared to 27.9% in the prior period. The increase in our effective tax rate was mainly driven by the unfavorable impact of a higher percentage of U.S. income reflected in our estimated full year effective tax rate for 2017 compared to 2016.

•
Other expense/(income), net, was an expense of $8 million for the nine months ended September 30, 2017 compared to income of $5 million in the prior period. This increase was primarily due to a $36 million nonmonetary currency devaluation loss in the current period compared to $1 million in the prior period related to our Venezuelan operations.

Adjusted EBITDA increased 1.3% to $5.9 billion for the nine months ended September 30, 2017 compared to the prior period, primarily driven by savings from the Integration Program and other restructuring activities, and lower overhead costs, partially offset by higher input costs in local currency, a decline in Organic Net Sales, and the unfavorable impact of foreign currency (0.7 pp). Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA increased primarily due to Integration Program savings and lower overhead costs in the current period, partially offset by unfavorable key commodity costs, primarily in cheese, meat, and coffee, and volume/mix declines.

•
Rest of World Segment Adjusted EBITDA decreased primarily due to higher input costs in local currency, increased commercial investments, and the unfavorable impact of foreign currency (3.1 pp), partially offset by Organic Net Sales growth.

•
Canada Segment Adjusted EBITDA decreased primarily due to a decline in Organic Net Sales, partially offset by Integration Program savings, lower overhead costs in the current period, and the favorable impact of foreign currency (0.6 pp).

•	Europe Segment Adjusted EBITDA decreased primarily due to higher input costs in local currency and the unfavorable impact of foreign currency (4.7 pp), partially offset by productivity savings.
Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017	October 2, 2016	% Change	September 30, 2017	October 2, 2016	% Change
	(in millions, except per share data)			(in millions, except per share data)
Diluted EPS	$0.77	$0.69	11.6%	$2.44	$2.05	19.0%
Adjusted EPS(a)	0.83	0.83	—%	2.65	2.41	10.0%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 30, 2017 compared to the Three Months Ended October 2, 2016:
Diluted EPS increased 11.6% to $0.77 for the three months ended September 30, 2017 compared to $0.69 in the prior period, primarily driven by the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	September 30, 2017	October 2, 2016	$ Change	% Change
Diluted EPS	$0.77	$0.69	$0.08	11.6%
Integration and restructuring expenses	0.06	0.13	(0.07)
Unrealized losses/(gains) on commodity hedges	—	0.01	(0.01)
Adjusted EPS(a)	$0.83	$0.83	$—	—%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.05
Change in effective tax rate and other			(0.05)
			$—

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS was $0.83 for the three months ended September 30, 2017 and October 2, 2016, driven by improved Adjusted EBITDA, offset by a higher effective tax rate.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended October 2, 2016:
Diluted EPS increased 19.0% to $2.44 for the nine months ended September 30, 2017 compared to $2.05 in the prior period, primarily driven by the net income/(loss) attributable to common shareholders factors discussed above.

	For the Nine Months Ended
	September 30, 2017	October 2, 2016	$ Change	% Change
Diluted EPS	$2.44	$2.05	$0.39	19.0%
Integration and restructuring expenses	0.14	0.43	(0.29)
Merger costs	—	0.02	(0.02)
Unrealized losses/(gains) on commodity hedges	0.01	(0.02)	0.03
Impairment losses	0.03	0.03	—
Nonmonetary currency devaluation	0.03	—	0.03
Preferred dividend adjustment(a)	—	(0.10)	0.10
Adjusted EPS(b)	$2.65	$2.41	$0.24	10.0%

Key drivers of change in Adjusted EPS(b):
Results of operations			$0.02
Change in preferred dividends			0.25
Change in interest expense			(0.05)
Change in other expense/(income), net			0.01
Change in effective tax rate and other			0.01
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
Adjusted EPS increased 10.0% to $2.65 for the nine months ended September 30, 2017 compared to $2.41 in the prior period, primarily driven by the absence of a Series A Preferred Stock dividend in the current period and improved Adjusted EBITDA, partially offset by higher interest expense.
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

Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
	(in millions)
Net sales:
United States	$4,380	$4,395	$13,566	$13,802
Canada	559	550	1,599	1,692
Europe	599	558	1,737	1,766
Rest of World	776	764	2,453	2,370
Total net sales	$6,314	$6,267	$19,355	$19,630
Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
	(in millions)
Organic Net Sales(a):
United States	$4,380	$4,395	$13,566	$13,802
Canada	537	550	1,584	1,692
Europe	577	558	1,779	1,766
Rest of World	778	752	2,448	2,336
Total Organic Net Sales	$6,272	$6,255	$19,377	$19,596

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Impact of Currency	Organic Net Sales	Price	Volume/Mix
Three Months Ended September 30, 2017 compared to Three Months Ended October 2, 2016
United States	(0.4)%	0.0 pp	(0.4)%	0.4 pp	(0.8) pp
Canada	1.6%	4.0 pp	(2.4)%	(1.9) pp	(0.5) pp
Europe	7.3%	3.9 pp	3.4%	(0.7) pp	4.1 pp
Rest of World	1.6%	(2.0) pp	3.6%	3.8 pp	(0.2) pp
Kraft Heinz	0.7%	0.4 pp	0.3%	0.5 pp	(0.2) pp

Nine Months Ended September 30, 2017 compared to Nine Months Ended October 2, 2016
United States	(1.7)%	0.0 pp	(1.7)%	0.2 pp	(1.9) pp
Canada	(5.5)%	0.9 pp	(6.4)%	(2.4) pp	(4.0) pp
Europe	(1.6)%	(2.3) pp	0.7%	(1.0) pp	1.7 pp
Rest of World	3.5%	(1.3) pp	4.8%	4.1 pp	0.7 pp
Kraft Heinz	(1.4)%	(0.3) pp	(1.1)%	0.4 pp	(1.5) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
	(in millions)
Segment Adjusted EBITDA:
United States	$1,440	$1,349	$4,478	$4,360
Canada	162	148	477	491
Europe	206	191	578	592
Rest of World	149	145	475	513
General corporate expenses	(28)	(30)	(93)	(115)
Depreciation and amortization (excluding integration and restructuring expenses)	(165)	(116)	(434)	(401)
Integration and restructuring expenses	(95)	(237)	(237)	(781)
Merger costs	—	(4)	—	(33)
Unrealized gains/(losses) on commodity hedges	5	(22)	(24)	23
Impairment losses	(1)	—	(49)	(53)
Nonmonetary currency devaluation	—	(1)	—	(4)
Equity award compensation expense (excluding integration and restructuring expenses)	(12)	(10)	(38)	(30)
Operating income	1,661	1,413	5,133	4,562
Interest expense	306	311	926	824
Other expense/(income), net	(4)	(3)	8	(5)
Income/(loss) before income taxes	$1,359	$1,105	$4,199	$3,743
United States:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017	October 2, 2016	% Change	September 30, 2017	October 2, 2016	% Change
	(in millions)			(in millions)
Net sales	$4,380	$4,395	(0.4)%	$13,566	$13,802	(1.7)%
Organic Net Sales(a)	4,380	4,395	(0.4)%	13,566	13,802	(1.7)%
Segment Adjusted EBITDA	1,440	1,349	6.8%	4,478	4,360	2.7%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 30, 2017 compared to the Three Months Ended October 2, 2016:
Net sales and Organic Net Sales decreased 0.4% to $4.4 billion due to the unfavorable volume/mix (0.8 pp) partially offset by higher pricing (0.4 pp). Unfavorable volume/mix was primarily driven by distribution losses in nuts and cheese as well as lower shipments of meat and coffee, partially offset by gains in refrigerated meal combinations and foodservice. Pricing was higher driven primarily by price increases in cheese and desserts, partially offset by timing of promotional activity in several categories.
Segment Adjusted EBITDA increased 6.8% primarily driven by Integration Program savings, lower overhead costs in the current period, and higher pricing, partially offset by unfavorable key commodity costs, primarily in meat and cheese.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended October 2, 2016:
Net sales and Organic Net Sales decreased 1.7% to $13.6 billion due to the unfavorable volume/mix (1.9 pp) partially offset by higher pricing (0.2 pp). Unfavorable volume/mix was primarily driven by distribution losses in cheese and meat, declines in nuts, and lower shipments in foodservice. The decline was partially offset by gains in refrigerated meal combinations, boxed dinners, and frozen meals. Higher pricing primarily reflected current year price increases in cheese.
Segment Adjusted EBITDA increased 2.7% primarily driven by Integration Program savings and lower overhead costs in the current period, partially offset by unfavorable key commodity costs, primarily in cheese, meat, and, coffee, and volume/mix declines.

Canada:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017	October 2, 2016	% Change	September 30, 2017	October 2, 2016	% Change
	(in millions)			(in millions)
Net sales	$559	$550	1.6%	$1,599	$1,692	(5.5)%
Organic Net Sales(a)	537	550	(2.4)%	1,584	1,692	(6.4)%
Segment Adjusted EBITDA	162	148	9.0%	477	491	(2.9)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 30, 2017 compared to the Three Months Ended October 2, 2016:
Net sales increased 1.6% to $559 million, driven by the favorable impact of foreign currency (4.0 pp). Organic Net Sales decreased 2.4% due to lower pricing (1.9 pp) and the unfavorable volume/mix (0.5 pp). Lower pricing was due to higher promotional activity, primarily in cheese. Unfavorable volume/mix was primarily due to lower shipments in boxed dinners, partially offset by growth in condiments and sauces.
Segment Adjusted EBITDA increased 9.0%, including the favorable impact of foreign currency (4.2 pp). Excluding the currency impact, Segment Adjusted EBITDA increased primarily due to Integration Program savings, lower overhead costs in the current period, and improved product mix, which were partially offset by lower pricing.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended October 2, 2016:
Net sales decreased 5.5% to $1.6 billion, including the favorable impact of foreign currency (0.9 pp). Organic Net Sales decreased 6.4% due to the unfavorable volume/mix (4.0 pp) and lower pricing (2.4 pp). Volume/mix was unfavorable across several categories and was most pronounced in cheese, coffee, and boxed dinners, primarily due to delayed execution of go-to-market agreements with key retailers and retail distribution losses (primarily in cheese). Lower pricing was primarily due to higher promotional levels versus the prior period.
Segment Adjusted EBITDA decreased 2.9% despite the favorable impact of foreign currency (0.6 pp). Excluding the currency impact, the decrease was primarily due to lower Organic Net Sales, partially offset by Integration Program savings and lower overhead costs in the current period.
Europe:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017	October 2, 2016	% Change	September 30, 2017	October 2, 2016	% Change
	(in millions)			(in millions)
Net sales	$599	$558	7.3%	$1,737	$1,766	(1.6)%
Organic Net Sales(a)	577	558	3.4%	1,779	1,766	0.7%
Segment Adjusted EBITDA	206	191	7.9%	578	592	(2.4)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 30, 2017 compared to the Three Months Ended October 2, 2016:
Net sales increased 7.3% to $599 million, including the favorable impact of foreign currency (3.9 pp). Organic Net Sales increased 3.4% driven by favorable volume/mix (4.1 pp), partially offset by lower pricing (0.7 pp). Favorable volume/mix was primarily driven by growth in condiments and sauces across the region and gains in foodservice, partially offset by ongoing declines in infant nutrition in Italy. Lower pricing was primarily due to higher promotional activity in infant nutrition in Italy.
Segment Adjusted EBITDA increased 7.9%, including the favorable impact of foreign currency (2.4 pp). Excluding the currency impact, the increase was primarily driven by productivity savings and favorable volume/mix, partially offset by higher input costs in local currency.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended October 2, 2016:
Net sales decreased 1.6% to $1.7 billion, reflecting the unfavorable impact of foreign currency (2.3 pp). Organic Net Sales increased 0.7% driven by favorable volume/mix (1.7 pp), partially offset by lower pricing (1.0 pp). Favorable volume/mix was primarily driven by higher shipments in foodservice and growth in condiments and sauces, partially offset by ongoing declines in infant nutrition in Italy. Lower pricing was primarily due to higher promotional activity in Italy and the UK versus the prior period.
Segment Adjusted EBITDA decreased 2.4%, reflecting the unfavorable impact of foreign currency (4.7 pp). Excluding the currency impact, Segment Adjusted EBITDA increased primarily due to productivity savings, partially offset by higher input costs in local currency.
Rest of World:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017	October 2, 2016	% Change	September 30, 2017	October 2, 2016	% Change
	(in millions)			(in millions)
Net sales	$776	$764	1.6%	$2,453	$2,370	3.5%
Organic Net Sales(a)	778	752	3.6%	2,448	2,336	4.8%
Segment Adjusted EBITDA	149	145	2.7%	475	513	(7.6)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 30, 2017 compared to the Three Months Ended October 2, 2016:
Net sales increased 1.6% to $776 million despite the unfavorable impact of foreign currency (2.0 pp). Organic Net Sales increased 3.6% driven by higher pricing (3.8 pp) partially offset by the unfavorable volume/mix (0.2 pp). Higher pricing was primarily driven by pricing actions taken to offset higher input costs in local currency. Unfavorable volume/mix was primarily due to declines in several markets associated with distributor network re-alignment and lower shipments in Brazil. These volume/mix declines were partially offset by growth in condiments and sauces, primarily in China.
Segment Adjusted EBITDA increased 2.7% despite the unfavorable impact of foreign currency (3.7 pp). Excluding the currency impact, Segment Adjusted EBITDA increased primarily driven by Organic Net Sales growth and lower overhead costs, partially offset by higher input costs in local currency.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended October 2, 2016:
Net sales increased 3.5% to $2.5 billion despite the unfavorable impact of foreign currency (1.3 pp). Organic Net Sales increased 4.8% driven by higher pricing (4.1 pp) and favorable volume/mix (0.7 pp). Higher pricing was primarily driven by pricing actions taken to offset higher input costs in local currency, primarily in Latin America. Favorable volume/mix was primarily driven by growth in condiments and sauces across the region, partially offset by volume/mix declines in several markets associated with distributor network re-alignment.
Segment Adjusted EBITDA decreased 7.6%, including the unfavorable impact of foreign currency (3.1 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to higher input costs in local currency and higher commercial investments, partially offset by Organic Net Sales growth.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, securitization programs, commercial paper programs, and Revolving Credit Facility (as defined below) will provide sufficient liquidity to meet our working capital needs, expected Integration Program and restructuring expenditures, planned capital expenditures, contributions to our postemployment benefit plans, future contractual obligations (including repayments of long-term debt), and payment of our anticipated quarterly common stock dividends. We intend to use our cash on hand and our commercial paper programs for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Cash Flow Activity for 2017 compared to 2016:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $16 million for the nine months ended September 30, 2017 compared to $1.0 billion for the nine months ended October 2, 2016. The decrease in cash provided by operating activities was primarily driven by lower collections on receivables as more were non-cash exchanged for sold receivables and the timing of payments related to income taxes, customer promotional activities, employee bonuses, and interest.

Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $724 million for the nine months ended September 30, 2017 compared to $1.1 billion for the nine months ended October 2, 2016. The decrease in cash provided by investing activities was primarily due to lower cash inflows from our accounts receivable securitization and factoring programs as well as increased capital expenditures of $120 million. The increase in capital expenditures was primarily attributable to current year investments in facilities and software in Latin America and increased footprint costs as part of our ongoing Integration Program in the U.S. and Canada. We expect 2017 capital expenditures to be approximately $1.1 billion, including capital expenditures required for our ongoing integration and restructuring activities.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $3.5 billion for the nine months ended September 30, 2017 compared to $3.0 billion for the nine months ended October 2, 2016. This increase was primarily driven by long-term debt repayments in the second and third quarter of 2017 (partially offset by the New Notes issued in the third quarter of 2017), as well as increased cash distributions related to common stock dividends. Together, these items exceeded prior year net cash outflows related to our Series A Preferred Stock redemption and the related preferred dividends prior to redemption on June 7, 2016. We funded this redemption primarily through the issuance of long-term debt in May 2016, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand. See Equity and Dividends for additional information on our dividends.
Cash Held by International Subsidiaries:
Of the $1.4 billion cash and cash equivalents on our condensed consolidated balance sheet at September 30, 2017, $1.2 billion was held by international subsidiaries.
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
Certain previously taxed earnings have not yet been remitted and certain intercompany loans have not yet been repaid. As a result, in future periods, we believe that we could remit up to approximately $2.1 billion of cash to the U.S. without incurring any additional significant income tax expense.
Total Debt:
We had commercial paper outstanding of $443 million at September 30, 2017 and $642 million at December 31, 2016. The maximum amount of commercial paper outstanding during the nine months ended September 30, 2017 was $1.2 billion.
We maintain our $4.0 billion senior unsecured revolving credit facility (the “Senior Credit Facility”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facility contains customary representations, covenants, and events of default. We repaid the $600 million aggregate principal amount of our previously outstanding Term Loan Facility in the third quarter of 2017, and no amounts were outstanding at September 30, 2017. See Note 13, Commitments, Contingencies and Debt, for additional information. No amounts were drawn on our Senior Credit Facility at September 30, 2017 or during the nine months ended September 30, 2017.
Our long-term debt, including the current portion, was $31.1 billion at September 30, 2017 and $31.8 billion at December 31, 2016. The decrease in long-term debt was primarily due to our repayment of approximately $2.0 billion aggregate principal amount of senior notes that matured in the period and our $600 million aggregate principal amount Term Loan Facility. The decrease was partially offset by approximately $1.5 billion aggregate principal amount of New Notes issued. See Note 13, Commitments, Contingencies and Debt, for additional information. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants at September 30, 2017.

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
We define our key commodities as dairy, meat, coffee, and nuts. During the nine months ended September 30, 2017, we experienced increases in our key commodities, including cheese, meat, and coffee, while costs for nuts were flat. We expect commodity cost volatility to continue over the remainder of the year. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the third quarter of 2017, we issued approximately $1.5 billion aggregate principal amount of long-term debt. We used the proceeds to repay our Term Loan Facility with an aggregate principal amount of $600 million. See Note 13, Commitments, Contingencies and Debt, for additional information.
In the second quarter of 2017, we repaid $2.0 billion aggregate principal amount of senior notes that matured in the period. We funded these long-term debt repayments primarily with cash on hand and our commercial paper programs.
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
Prior to the redemption, we made cash distributions of $180 million in the nine months ended October 2, 2016 related to the Series A Preferred Stock dividend. There were no cash distributions related to our Series A Preferred Stock for the three months ended April 3, 2016 because, concurrent with the declaration of our common stock dividend on December 8, 2015, we also declared and paid the Series A Preferred Stock dividend that would otherwise have been payable on March 7, 2016.
Common Stock Dividends:
We paid common stock dividends of $2.2 billion for the nine months ended September 30, 2017 and $2.1 billion for the nine months ended October 2, 2016. Additionally, on November 1, 2017, our Board of Directors declared a cash dividend of $0.625 per share of common stock, which is payable on December 15, 2017 to shareholders of record on November 17, 2017.
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

Non-GAAP Financial Measures
The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
For the Three Months Ended September 30, 2017 and October 2, 2016
(dollars in millions)
(Unaudited)

	Net Sales	Impact of Currency	Organic Net Sales	Price	Volume/Mix
September 30, 2017
United States	$4,380	$—	$4,380
Canada	559	22	537
Europe	599	22	577
Rest of World	776	(2)	778
	$6,314	$42	$6,272

October 2, 2016
United States	$4,395	$—	$4,395
Canada	550	—	550
Europe	558	—	558
Rest of World	764	12	752
	$6,267	$12	$6,255

Year-over-year growth rates
United States	(0.4)%	0.0 pp	(0.4)%	0.4 pp	(0.8) pp
Canada	1.6%	4.0 pp	(2.4)%	(1.9) pp	(0.5) pp
Europe	7.3%	3.9 pp	3.4%	(0.7) pp	4.1 pp
Rest of World	1.6%	(2.0) pp	3.6%	3.8 pp	(0.2) pp
Kraft Heinz	0.7%	0.4 pp	0.3%	0.5 pp	(0.2) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
For the Nine Months Ended September 30, 2017 and October 2, 2016
(dollars in millions)
(Unaudited)

	Net Sales	Impact of Currency	Organic Net Sales	Price	Volume/Mix
September 30, 2017
United States	$13,566	$—	$13,566
Canada	1,599	15	1,584
Europe	1,737	(42)	1,779
Rest of World	2,453	5	2,448
	$19,355	$(22)	$19,377

October 2, 2016
United States	$13,802	$—	$13,802
Canada	1,692	—	1,692
Europe	1,766	—	1,766
Rest of World	2,370	34	2,336
	$19,630	$34	$19,596

Year-over-year growth rates
United States	(1.7)%	0.0 pp	(1.7)%	0.2 pp	(1.9) pp
Canada	(5.5)%	0.9 pp	(6.4)%	(2.4) pp	(4.0) pp
Europe	(1.6)%	(2.3) pp	0.7%	(1.0) pp	1.7 pp
Rest of World	3.5%	(1.3) pp	4.8%	4.1 pp	0.7 pp
Kraft Heinz	(1.4)%	(0.3) pp	(1.1)%	0.4 pp	(1.5) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Net income/(loss)	$943	$843	$2,994	$2,698
Interest expense	306	311	926	824
Other expense/(income), net	(4)	(3)	8	(5)
Provision for/(benefit from) income taxes	416	262	1,205	1,045
Operating income	1,661	1,413	5,133	4,562
Depreciation and amortization (excluding integration and restructuring expenses)	165	116	434	401
Integration and restructuring expenses	95	237	237	781
Merger costs	—	4	—	33
Unrealized losses/(gains) on commodity hedges	(5)	22	24	(23)
Impairment losses	1	—	49	53
Nonmonetary currency devaluation	—	1	—	4
Equity award compensation expense (excluding integration and restructuring expenses)	12	10	38	30
Adjusted EBITDA	$1,929	$1,803	$5,915	$5,841

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 2, 2016	September 30, 2017	October 2, 2016
Diluted EPS	$0.77	$0.69	$2.44	$2.05
Integration and restructuring expenses(a)(c)	0.06	0.13	0.14	0.43
Merger costs(a)(b)	—	—	—	0.02
Unrealized losses/(gains) on commodity hedges(a)(b)	—	0.01	0.01	(0.02)
Impairment losses(a)(b)	—	—	0.03	0.03
Nonmonetary currency devaluation(a)(d)	—	—	0.03	—
Preferred dividend adjustment(e)	—	—	—	(0.10)
Adjusted EPS	$0.83	$0.83	$2.65	$2.41

(a)	Income tax expense associated with these items is based on applicable jurisdictional tax rates and deductibility assessments of individual items.

(b)	Refer to the reconciliation of net income/(loss) to Adjusted EBITDA for the related gross expenses.

(c)	Integration and restructuring expenses include the following gross expenses:

•
Expenses recorded in cost of products sold of $80 million for the three months and $124 million for the nine months ended September 30, 2017 and $152 million for the three months and $532 million for the nine months ended October 2, 2016;

•
Expenses recorded in selling, general and administrative expenses of $15 million for the three months and $113 million for the nine months ended September 30, 2017 and $85 million for the three months and $249 million for the nine months ended October 2, 2016; and

•
Expenses recorded in other expense/(income), net, of $2 million for the three months and nine months ended October 2, 2016 (there were no such expenses for the three and nine months ended September 30, 2017).

(d)	Nonmonetary currency devaluation includes the following gross expenses/(income):

•
Expenses recorded in cost of products sold of $1 million for the three months and $4 million for the nine months ended October 2, 2016 (there were no such expenses for the three and nine months ended September 30, 2017); and

•
Expenses/(income) recorded in other expense/(income), net, including expenses of $3 million for the three months and $36 million for the nine months ended September 30, 2017 and income of $6 million for the three months and expense of $1 million for the nine months ended October 2, 2016.

(e)
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “expect,” “improve,” “assess,” “remain,” “evaluate,” “will,” “plan,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, segment changes, growth, taxes, cost savings, impacts of accounting guidance, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 30, 2017. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to determine if our disclosure controls and procedures as of the period covered by this report, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2017 due to the material weakness in internal control over financial reporting related to the misapplication of ASU 2016-15, as described below.
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
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the three months ended September 30, 2017. We determined that there were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 13, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of legal proceedings.

Item 1A. Risk Factors.
We recently restated our condensed consolidated financial statements as of and for the quarters ended April 1, 2017 and July 1, 2017 and, relatedly, identified a material weakness in our internal control over financial reporting that could, if not remediated, result in additional material misstatements in our financial statements.
On November 6, 2017, we restated our consolidated financial statements for the quarters ended April 1, 2017 and July 1, 2017.  Our financial statements were restated to correctly classify cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized) to cash provided by investing activities (from cash provided by operating activities) within our condensed consolidated statements of cash flows. In connection with these restatements, management identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our management concluded that we did not maintain effective internal control over financial reporting as of April 1, 2017 and July 1, 2017. Our Quarterly Reports on Forms 10-Q for the quarters ended April 1, 2017 and July 1, 2017 were amended to, among other things, reflect the change in management's conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting. We plan to have these remediation steps in place during our 2017 fiscal year but will allow for testing to determine operating effectiveness before concluding on remediation. If our remedial measures are insufficient to address the material weakness, if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future or we otherwise must restate our financial statements, it could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties, investigations or judgments, harm our reputation or otherwise cause a decline in investor confidence.
There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended September 30, 2017 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
7/2/2017 - 8/5/2017	3,260	$84.86	—
8/6/2017 - 9/2/2017	1,964	82.78	—
9/3/2017 - 9/30/2017	443	79.76	—	$—
For the Three Months Ended September 30, 2017	5,667		—

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

(b)	We do not have any publicly announced share repurchase plans or programs.

Item 6. Exhibits.

Exhibit No.	Descriptions
4.1
Sixth Supplemental Indenture, dated as of August 10, 2017, governing the floating rate Senior Notes due 2019, the floating rate Senior Notes due 2021 and the floating rate Senior Notes due 2022, by and among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on August 10, 2017).

4.2	Form of Floating Rate Senior Note (included as Exhibit A to Exhibit 4.1).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

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