Form 10-K
period 2017-12-30
Kraft Heinz Co
filed 2018-02-16
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, was $52 billion. As of February 10, 2018, there were 1,218,801,890 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on April 23, 2018 are incorporated by reference into Part III hereof.

The Kraft Heinz Company

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

Forward-Looking Statements
This Annual Report on Form 10-K contains a number of forward-looking statements. Words such as “anticipate,” “expect,” “improve,” “assess,” “remain,” “evaluate,” “grow,” “will,” “plan,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, segment changes, growth, taxes, cost savings, impacts of accounting guidance, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; changes in the retail landscape or the loss of key retail customers; our ability to maintain, extend and expand our reputation and brand image; the impacts of our international operations; our ability to leverage our brand value; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our ability to realize the anticipated benefits from our cost savings initiatives; changes in relationships with significant customers and suppliers; the execution of our international expansion strategy; tax law changes or interpretations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; our ability to complete or realize the benefits from potential and completed acquisitions, alliances, divestitures or joint ventures; economic and political conditions in the United States and in various other nations in which we operate; the volatility of capital markets; increased pension, labor and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; risks associated with information technology and systems, including service interruptions, misappropriation of data or breaches of security; our inability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers or regulators operate; our indebtedness and ability to pay such indebtedness; our ownership structure; the impact of future sales of our common stock in the public markets; our ability to continue to pay a regular dividend; changes in laws and regulations; restatements of our consolidated financial statements; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see “Risk Factors” below in this Annual Report on Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

PART I
Item 1. Business.
General
Kraft Heinz is one of the largest food and beverage companies in the world, with sales in approximately 190 countries and territories. We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, throughout the world, under a host of iconic brands including Heinz, Kraft, Oscar Mayer, Philadelphia, Velveeta, Lunchables, Planters, Maxwell House, Capri Sun, Ore-Ida, Kool-Aid, Jell-O. A globally recognized producer of delicious foods, we provide products for all occasions whether at home, in restaurants or on the go. As of December 30, 2017, we had assets of $120.2 billion. Our common stock is listed on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “KHC”.
On July 2, 2015 (the “2015 Merger Date”), through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company and H. J. Heinz Company changed its name to Kraft Heinz Foods Company. While we were organized as a Delaware corporation in 2013 (as Heinz), both Kraft and Heinz each had been pioneers in the food industry for over 100 years.
Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. ("Berkshire Hathaway") and 3G Global Food Holdings, L.P. (“3G Capital”) (together, the "Sponsors"), following their acquisition of H. J. Heinz Company (the “2013 Merger”).
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
In the third quarter of 2017, we announced our plans to reorganize certain of our international businesses to better align our global geographies. These plans include moving our Middle East and Africa businesses from the AMEA segment into the Europe segment, forming the Europe, Middle East, and Africa (“EMEA”) segment. The remaining AMEA businesses will become the Asia Pacific (“APAC”) segment, which will remain in Rest of World. We expect these changes to become effective in the first quarter of 2018. As a result, we expect to restate our Europe and Rest of World segments to reflect these changes for historical periods presented in the first quarter of 2018.
See Note 19, Segment Reporting, to the consolidated financial statements for our geographic financial information by segment.
Net Sales by Product Category
In the first quarter of 2017, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. The product categories that contributed 10% or more to consolidated net sales in any of the periods presented were:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Condiments and sauces	25%	24%	32%
Cheese and dairy	21%	21%	15%
Ambient meals	9%	9%	10%
Frozen and chilled meals	10%	10%	12%
Meats and seafood	10%	10%	8%
We completed the 2015 Merger on July 2, 2015. As a result, 2016 was the first full year of combined Kraft and Heinz results, while 2015 included a full year of Heinz results and post-2015 Merger results of Kraft. The year-over-year fluctuations in the percentages between 2015 and 2016 are primarily driven by including Kraft’s results.

Sales and Customers
Our products are sold through our own sales organizations and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, drug stores, value stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health care facilities, and certain government agencies. Our products are also sold online through various e-commerce platforms and retailers. Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2017, approximately 22% of our net sales in 2016, and approximately 20% of our net sales in 2015.
Additionally, we have significant customers in different regions around the world; however, none of these customers individually are material to our consolidated business. In 2017, the five largest customers in our United States segment accounted for approximately 48% of United States segment net sales, the five largest customers in our Canada segment accounted for approximately 72% of Canada segment net sales, and the five largest customers in our Europe segment accounted for approximately 31% of our Europe segment net sales.
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
Our procurement teams monitor worldwide supply and cost trends so we can obtain ingredients and packaging needed for production at competitive prices. Although the prices of our principal raw materials can be expected to fluctuate, we believe there will be an adequate supply of the raw materials we use and that they are generally available from numerous sources. We use a range of hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. We actively monitor changes to commodity costs so that we can seek to mitigate the effect through pricing and other operational measures.
Competition
Our products are sold in highly competitive marketplaces, which have experienced increased concentration and the growing presence of e-commerce retailers, large-format retailers, and discounters. Competitors include large national and international food and beverage companies and numerous local and regional companies. We compete with both branded and generic products, in addition to retailer brands, wholesalers, and cooperatives. We compete primarily on the basis of product quality and innovation, brand recognition and loyalty, service, the ability to identify and satisfy consumer preferences, the introduction of new products and the effectiveness of our advertising campaigns and marketing programs, distribution, shelf space, merchandising support, and price. Improving our market position or introducing new products requires substantial advertising and promotional expenditures.

Trademarks and Intellectual Property
Our trademarks are material to our business and are among our most valuable assets. Depending on the country, trademarks generally remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. Significant trademarks by segment based on net sales in 2017 were:

Majority Owned and Licensed Trademarks
United States	Kraft, Oscar Mayer, Heinz, Philadelphia, Lunchables, Velveeta, Planters, Maxwell House, Capri Sun*, Ore-Ida, Kool-Aid, Jell-O
Canada	Kraft, Heinz, Philadelphia, Cracker Barrel, P’Tit Cheese, Maxwell House, Tassimo*, Classico
Europe	Heinz, Plasmon, Pudliszki, Honig, HP, Benedicta
Rest of World	Heinz, ABC, Master, Quero, Golden Circle, Kraft, Wattie's, Glucon D, Complan
*Used under license
We sell some products under brands we license from third parties, including Capri Sun packaged drink pouches for sale in the United States, TGI Fridays frozen snacks and appetizers in the United States and Canada, McCafe ground, whole bean, and on-demand single cup coffees in the United States and Canada, and Taco Bell Home Originals Mexican-style food products in U.S. grocery stores. In our agreements with Mondelēz International, Inc. (“Mondelēz International”), we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions for certain periods of time following the spin-off of Kraft from Mondelēz International in 2012.
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
Research and Development
Our research and development focuses on achieving the following four objectives:

•	growth through product improvements and renovation, innovation, and line extensions,

•	uncompromising product safety and quality,

•	superior customer satisfaction, and

•	cost reduction.
Research and development expense was approximately $93 million in 2017, $120 million in 2016, and $105 million in 2015.
Seasonality
Although crops constituting some of our raw food ingredients are harvested on a seasonal basis, most of our products are produced throughout the year.
Seasonal factors inherent in our business change the demand for products, including holidays, changes in seasons, or other annual events. These factors influence our quarterly sales, operating income, and cash flows.
Employees
We had approximately 39,000 employees as of December 30, 2017.

Regulation
The manufacture and sale of consumer food and beverage products is highly regulated. Our business operations, including the production, transportation, storage, distribution, sale, display, advertising, marketing, labeling, quality and safety of our products and their ingredients, occupational safety and health practices, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as laws and regulations administered by government entities and agencies outside the United States in markets in which our products are manufactured, distributed or sold. In the U.S., our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, U.S. Department of Agriculture, Federal Trade Commission, Department of Labor, Department of Commerce and Environmental Protection Agency, as well as various state and local agencies. We are also subject to numerous similar and other laws and regulations outside of North America, including but not limited to laws and regulations governing food safety, health and safety, anti-corruption, and data privacy. In our business dealings, we are also required to comply with the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Trade Sanctions Reform and Export Enhancement Act, and various other anti-corruption regulations in the regions in which we operate. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business.
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
As of December 30, 2017, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus, future costs associated with such matters may exceed current reserves.
Executive Officers
The following are our executive officers as of February 10, 2018:

Name	Age	Title
Bernardo Hees	48	Chief Executive Officer
David Knopf	29	Executive Vice President and Chief Financial Officer
Paulo Basilio	43	President of U.S. Commercial Business
Pedro Drevon	35	Zone President of Latin America
Rashida La Lande	44	Senior Vice President, Global General Counsel and Corporate Secretary
Rafael Oliveira	43	Zone President of EMEA
Eduardo Pelleissone	44	Executive Vice President of Global Operations
Carlos Piani	44	Zone President of Canada
Rodrigo Wickbold	41	Zone President of APAC
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

David Knopf became Executive Vice President and Chief Financial Officer in October 2017. He had previously served as Vice President, Category Head of Planters Business since August 2016. Prior to that role, Mr. Knopf served as Vice President of Finance, Head of Global Budget & Business Planning, Zero-Based Budgeting, and Financial & Strategic Planning from July 2015 to August 2016. Prior to joining Kraft Heinz in July 2015, Mr. Knopf served in various roles at 3G Capital, including as an associate partner. Before joining 3G Capital in October 2013, Mr. Knopf served in various roles at Onex Partners, a private equity firm, and Goldman Sachs, a global investment banking, securities, and investment management firm. Mr. Knopf has also been a partner of 3G Capital since July 2015.
Paulo Basilio assumed his current role as President of the U.S. Commercial Business in October 2017. Mr. Basilio previously served as Executive Vice President and Chief Financial Officer upon the closing of the 2015 Merger until October 2017. He had previously served as Chief Financial Officer of Heinz since June 2013. Previously, Mr. Basilio served as Chief Executive Officer of ALL from September 2010 to June 2012, after having served in various roles at ALL, including Chief Operating Officer, Chief Financial Officer, and Analyst. Mr. Basilio has also been a partner of 3G Capital since July 2012.
Pedro Drevon assumed his current role as Zone President of Latin America in October 2017. Previously he served as Managing Director for Kraft Heinz Brazil since August 2015. Prior to joining Kraft Heinz in 2015, Mr. Drevon served in various capacities at 3G Capital. Before joining 3G Capital in 2008, Mr. Drevon served in various roles at Banco BBM, a financial advisory and wealth management firm. Mr. Drevon has also been a partner of 3G Capital since January 2011.
Rashida La Lande joined Kraft Heinz as Senior Vice President, Global General Counsel and Corporate Secretary in January 2018. Prior to joining Kraft Heinz, Ms. La Lande was a partner at the law firm of Gibson, Dunn & Crutcher, where she advised corporations and their boards, primarily in the areas of mergers and acquisitions, leveraged buyouts, private equity deals, and joint ventures. During her nearly 20-year career at Gibson, Dunn & Crutcher, she represented companies and private equity sponsors in the consumer products, retail, financial services, and technology industries.
Rafael Oliveira assumed his current role as Zone President of EMEA in October 2016 after serving as the Managing Director of Kraft Heinz UK & Ireland. Mr. Oliveira joined Kraft Heinz in July 2014 and served as President of Kraft Heinz Australia, New Zealand, and Papua New Guinea until September 2016. Prior to joining Kraft Heinz, Mr. Oliveira spent 17 years in the financial industry, the final 10 of which he held a variety of leadership positions with Goldman Sachs, a global investment banking, securities, and investment management firm.
Eduardo Pelleissone assumed his current role as Executive Vice President of Global Operations upon the closing of the 2015 Merger and had previously held the same role at Heinz since July 2013. Prior to joining Heinz, Mr. Pelleissone was Chief Executive Officer of ALL from May 2012 to June 2013. Prior to assuming that role, Mr. Pelleissone held the roles of Chief Operating Officer from July 2011 to 2012 and Commercial Vice President of the Agriculture Segment at ALL from 2004 to 2011.
Carlos Piani was appointed Zone President of Canada in September 2015. Prior to joining Kraft Heinz, Mr. Piani served as Chief Executive Officer of PDG Realty S.A. Empreendimentos e Participacoes, a real estate company, from August 2012 to August 2015. Previously, he served as Co-Head of Private Equity of Vinci Partners, an independent asset management firm, from April 2010 to August 2012, as Chief Executive Officer of Companhia Energetica do Maranhao (“CEMAR”), an electricity distribution company, from March 2006 to April 2010, and as Chief Executive Officer of Equatorial Energia S/A, CEMAR’s controlling shareholder, from March 2007 to April 2010.
Rodrigo Wickbold assumed his current role as Zone President of APAC in January 2018 after serving as Chief Marketing Officer of APAC since January 2016. Prior to joining Kraft Heinz in January 2016, Mr. Wickbold served in various marketing and business leadership roles at Unilever, a consumer products company, since 2000, including as Global Senior Brand Manager - Skin Care.
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
The food and beverage industry is highly competitive across all of our product offerings. We compete based on product innovation, price, product quality, nutritional value, service, taste, convenience, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy consumer preferences.
We may need to reduce our prices in response to competitive and customer pressures. These pressures may also restrict our ability to increase prices in response to commodity and other cost increases. Failure to effectively assess, timely change and set proper pricing or trade incentives may negatively impact the achievement of our objectives.
The rapid emergence of new distribution channels, particularly e-commerce, may create consumer price deflation, affecting our retail customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. We may also need to increase or reallocate spending on marketing, retail trade incentives, materials, advertising, and new product innovation to maintain or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we are unable to compete effectively, our profitability, financial condition, and operating results may suffer.
Changes in the retail landscape or the loss of key retail customers could adversely affect our financial performance.
Retail customers, such as supermarkets, warehouse clubs, and food distributors in our major markets, may continue to consolidate, resulting in fewer but larger customers for our business across various channels. Consolidation also produces larger retail customers that may seek to leverage their position to improve their profitability by demanding improved efficiency, lower pricing, more favorable terms, increased promotional programs, or specifically tailored product offerings. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Retail consolidation and increasing retailer power could materially and adversely affect our product sales, financial condition, and operating results.
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
Maintaining, extending, and expanding our reputation and brand image are essential to our business success.
We have many iconic brands with long-standing consumer recognition across the globe. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Negative perceptions on the role of food and beverage marketing could adversely affect our brand image or lead to stricter regulations and scrutiny of marketing practices. Existing or increased legal or regulatory restrictions on our advertising, consumer promotions, and marketing, or our response to those restrictions, could limit our efforts to maintain, extend, and expand our brands. Moreover, adverse publicity about legal or regulatory action against us, our quality and safety, our environmental or social impacts, or our suppliers and, in some cases, our competitors, could damage our reputation and brand image, undermine our customers’ confidence, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information, including misinformation, and opinions can be shared. Negative posts or comments about us, our brands or our products, or our suppliers and, in some cases, our competitors, on social or digital media, whether or not valid, could seriously damage our brands and reputation. In addition, we might fail to anticipate consumer preferences, invest sufficiently in maintaining, extending, and expanding our brand image. If we do not maintain, extend, and expand our reputation or brand image, then our product sales, financial condition, and operating results could be materially and adversely affected.

Our international operations subject us to additional risks and costs and may cause our profitability to decline.
We are a global company with sales in approximately 190 countries and territories; approximately 30% of our 2017 net sales were generated outside of the United States. As a result, we are subject to risks inherent in global operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section and also include:

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

•	challenges associated with cross-border product distribution;

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
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect our business operations or customer demand. Slow economic growth or high unemployment in the markets in which we operate could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. All of these factors could result in increased costs or decreased sales, and could materially and adversely affect our product sales, financial condition, and results of operations.
We must leverage our brand value to compete against retailer brands and other economy brands.
In nearly all of our product categories, we compete with branded products as well as retailer and other economy brands, which are typically sold at lower prices. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and retailer or other economy brands change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer retailer or other economy brands, then we could lose market share or sales volumes or shift our product mix to lower margin offerings. A change in consumer preferences could also cause us to increase capital, marketing, and other expenditures, which could materially and adversely affect our product sales, financial condition, and operating results.

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
In addition, achieving growth depends on our successful development, introduction, and marketing of innovative new products and line extensions. There are inherent risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance or potential impacts on our existing product offerings. We may be required to increase expenditures for new product development. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect and maintain necessary intellectual property rights, and to avoid infringing upon the intellectual property rights of others. We must also be able to respond successfully to technological advances by and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and impact our product sales, financial condition, and operating results.
We may be unable to drive revenue growth in our key product categories, increase our market share, or add products that are in faster growing and more profitable categories.
Our future results will depend on our ability to drive revenue growth in our key product categories and growth in the food and beverage industry in the countries in which we operate. Our future results will also depend on our ability to enhance our portfolio by adding innovative new products in faster growing and more profitable categories and our ability to increase market share in our existing product categories. Our failure to drive revenue growth, limit market share decreases in our key product categories, or develop innovative products for new and existing categories could materially and adversely affect our product sales, financial condition, and operating results.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our consolidated operating results.
We test goodwill and indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our annual impairment testing in the second quarter of 2017. The first step of the goodwill impairment test compares the reporting unit’s estimated fair value with its carrying value. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step would be applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill would be considered impaired and would be reduced to its implied fair value. We test indefinite-lived intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. If the carrying value exceeds fair value, the intangible asset would be considered impaired and would be reduced to its fair value.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then one or more reporting units or intangible assets might become impaired in the future. As goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate. Additionally, recently impaired intangible assets can also be more susceptible to future impairment as they are recorded on the balance sheet at their recently estimated fair values.

An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could negatively affect our operating results or net worth.
Commodity, energy, and other input prices are volatile and could negatively affect our consolidated operating results.
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, soybean and vegetable oils, sugar and other sweeteners, corn products, tomatoes, cucumbers, potatoes, onions, other fruits and vegetables, spices, flour, and wheat to manufacture our products. In addition, we purchase and use significant quantities of resins, cardboard, glass, plastic, metal, paper, fiberboard, and other materials to package our products and we use other inputs, such as water and natural gas, to operate our facilities. We are also exposed to changes in oil prices, which influence both our packaging and transportation costs. Prices for commodities, energy, and other supplies are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather or global climate change, crop failures or shortages due to plant disease or insect and other pest infestation, consumer, industrial or investment demand, and changes in governmental regulation and trade, alternative energy, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect our operations. Furthermore, the cost of raw materials and finished products may fluctuate due to movements in cross-currency transaction rates. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
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
We have implemented a number of cost savings initiatives, including our Integration Program (as defined below), that we believe are important to position our business for future success and growth. We have evaluated changes to our organization structure to enable us to reduce costs, simplify or improve processes, and improve our competitiveness. Our future success may depend upon our ability to realize the benefits of our cost savings initiatives. In addition, certain of our initiatives may lead to increased costs in other aspects of our business such as increased conversion, outsourcing, or distribution costs. We must be efficient in executing our plans to achieve cost savings and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity. To capitalize on our efforts, we must carefully evaluate investments in our business, and execute on those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from our efforts, we could be cost disadvantaged in the marketplace, and our competitiveness, production, and profitability could be adversely affected.

Changes in our relationships with significant customers or suppliers could adversely impact us.
We derive significant portions of our sales from certain significant customers (see Sales and Customers within Item 1, Business, of this report). There can be no assurance that all of our significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing and focus on developing their own brands. The loss of a significant customer or a material reduction in sales or a change in the mix of products we sell to a significant customer could materially and adversely affect our product sales, financial condition, and operating results.
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
We plan to drive additional growth and profitability through international markets. Consumer demands, behaviors, tastes and purchasing trends may differ in international markets and, as a result, our sales may not be successful or meet expectations, or the margins on those sales may be less than currently anticipated. We may also face difficulties integrating foreign business operations with our current sourcing, distribution, information technology systems, and other operations. Any of these challenges could hinder our success in new markets or new distribution channels. There can be no assurance that we will successfully complete any planned international expansion or that any new business will be profitable or meet our expectations.
Changes in tax laws and interpretations could adversely affect our business.
We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the U.S., which represents a majority of our operations, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. For example, the Tax Cuts and Jobs Act (the “U.S. Tax Reform”) enacted on December 22, 2017 resulted in changes in our corporate tax rate, our deferred income taxes, and the taxation of foreign earnings. We are still assessing the impact of the U.S. Tax Reform, and while a number of impacts are anticipated to be positive, certain provisions may have adverse or uncertain effects. Relatedly, changes in tax laws resulting from the Organization for Economic Co-operation and Development’s (OECD) multi-jurisdictional plan of action to address “base erosion and profit sharing” could impact our effective tax rate. It is not currently possible to accurately determine the potential impact of these proposed or future changes, but these changes could have a material impact on our business.
Significant judgment, knowledge, and experience are required in determining our worldwide provision for income taxes. Our future effective tax rate is impacted by a number of factors including changes in the valuation of our deferred tax assets and liabilities, increases in expenses not deductible for tax, including impairment of goodwill in connection with acquisitions, and changes in available tax credits. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are also regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made.
Compliance with changes in laws, regulations, and related interpretations could impact our business.
As a large, global food and beverage company, we operate in a highly-regulated environment with constantly-evolving legal and regulatory frameworks. Various laws and regulations govern production, storage, distribution, sales, advertising, labeling, including on-pack claims, information or disclosures, marketing, licensing, trade, labor, tax, and environmental matters, as well as health and safety practices. Government authorities regularly change laws and regulations and their interpretations. Our compliance with new or revised laws and regulations, or the interpretation and application of existing laws and regulations, could materially and adversely affect our product sales, financial condition, and results of operations. As a consequence of the legal and regulatory environment in which we operate, we are faced with a heightened risk of legal claims and regulatory enforcement actions.

Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that courts or regulators will agree with our interpretations or that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition, and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our financial condition and operating results.
Product recalls or other product liability claims could materially and adversely affect us.
Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, adulteration, product mislabeling or misbranding, tampering, or other deficiencies. Product recalls or market withdrawals could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time.
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
From time to time, we may evaluate acquisition candidates, alliances, or joint ventures that may strategically fit our business objectives or we may consider divesting businesses that do not meet our strategic objectives or growth or profitability targets. These activities may present financial, managerial, and operational risks including, but not limited to, diversion of management’s attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, inability to effectively and immediately implement control environment processes across a diverse employee population, adverse effects on existing or acquired customer and supplier business relationships, and potential disputes with buyers, sellers, or partners. Activities in such areas are regulated by numerous antitrust and competition laws in the United States, the European Union, and other jurisdictions, and we may be required to obtain the approval of acquisition and joint venture transactions by competition authorities, as well as to satisfy other legal requirements.
To the extent we undertake acquisitions, alliances, joint ventures, or other developments outside our core regions or in new categories, we may face additional risks related to such developments. For example, risks related to foreign operations include compliance with U.S. laws affecting operations outside of the United States, such as the FCPA, currency rate fluctuations, compliance with foreign regulations and laws, including tax laws, and exposure to politically and economically volatile developing markets. Any of these factors could materially and adversely affect our product sales, financial condition, and operating results.

Our performance may be adversely affected by economic and political conditions in the United States and in various other nations where we do business.
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Economic and financial uncertainties in our international markets, including uncertainties surrounding the United Kingdom's impending withdrawal from the European Union (commonly referred to as “Brexit”) and changes to major international trade arrangements (e.g., the North American Free Trade Agreement), could negatively impact our operations and sales. Other factors impacting our operations in the United States and in international locations where we do business include export and import restrictions, currency exchange rates, currency devaluation, cash repatriation restrictions, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, and political unrest. Such factors in either domestic or foreign jurisdictions could materially and adversely affect our product sales, financial condition, and operating results. For further information on Venezuela, see Note 13, Venezuela - Foreign Currency and Inflation, to the consolidated financial statements.
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
Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing employee benefits in the United States, Canada, and other foreign jurisdictions, including pension, health and welfare, and severance benefits. Any declines in market returns could adversely impact the funding of pension plans, the assets of which are invested in a diversified portfolio of equity and fixed-income securities and other investments. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.
Furthermore, we may be subject to increased costs or experience adverse effects to our operating results if we are unable to renew collectively bargained agreements on satisfactory terms. Our financial condition and ability to meet the needs of our customers could be materially and adversely affected if strikes or work stoppages and interruptions occur as a result of delayed negotiations with union-represented employees both in and outside of the United States.
Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices may cause volatility in our operating results and net income.
We use commodity futures and options to partially hedge the price of certain input costs, including dairy products, coffee beans, meat products, wheat, corn products, soybean oils, sugar and natural gas. Changes in the values of these derivatives are currently recorded in net income, resulting in volatility in both gross profits and net income. We report these gains and losses in cost of products sold in our consolidated statements of income to the extent we utilize the underlying input in our manufacturing process. We report these gains and losses in general corporate expenses in our segment operating results until we sell the underlying products, at which time we reclassify the gains and losses to segment operating results. We may experience volatile earnings as a result of these accounting treatments.

Our net sales and net income may be exposed to exchange rate fluctuations.
We derive a substantial portion of our net sales from international operations. We hold assets and incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the British pound sterling, euro, Australian dollar, Canadian dollar, New Zealand dollar, Brazilian real, Indonesian rupiah, and Chinese renminbi. Since our consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on our reported results. We have implemented currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, these hedging strategies may not be successful and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. In addition, in certain circumstances, we may incur costs in one currency related to services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition.
We are significantly dependent on information technology and we may be unable to protect our information systems against service interruption, misappropriation of data, or breaches of security.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, and other cybersecurity risks, telecommunication failures, user errors, catastrophic events or other factors. If our information technology systems suffer severe damage, disruption, or shutdown, by unintentional or malicious actions of employees and contractors or by cyber-attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, reputational damage, transaction errors, processing inefficiencies, the leakage of confidential information, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.
In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs, fines, or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers, or suppliers.
Misuse, leakage, or falsification of information could result in violations of data privacy laws and regulations, damage to our reputation and credibility, loss of opportunities to acquire or divest of businesses or brands, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net sales. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, or to our suppliers or consumers, and may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
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
We may be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods or tsunamis that could disrupt our operations or the operations of our customers, suppliers, and regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ facilities may impair or delay the delivery of our products. Influenza or other pandemics could disrupt production of our products, reduce demand for certain of our products, or disrupt the marketplace in the foodservice or retail environment with consequent material adverse effects on our results of operations. While we insure against many of these events and certain business interruption risks, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters. To the extent we are unable to, or cannot, financially mitigate the likelihood or potential impact of such events, or effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a material adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain.
Our level of indebtedness could adversely affect our business.
We have a substantial amount of indebtedness, and are permitted to incur a substantial amount of additional indebtedness, including secured debt. Our existing debt, together with any incurrence of additional indebtedness, could have important consequences, including, but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions, and general corporate or other purposes;

•	resulting in a downgrade to our credit rating, which could adversely affect our cost of funds, liquidity, and access to capital markets;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are not as highly leveraged;

•	making it more difficult for us to make payments on our existing indebtedness;

•
requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and substantially all of our debt is denominated in U.S. dollars; and

•	in the case of any additional indebtedness, exacerbating the risks associated with our substantial financial leverage.
In addition, there can be no assurance that we will generate sufficient cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or to refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.
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
The Sponsors own approximately 51% of our common stock. Six of our 11 directors had been directors of Heinz prior to the closing of the 2015 Merger and remained directors of Kraft Heinz pursuant to the merger agreement. In addition, some of our executive officers, including Bernardo Hees, our Chief Executive Officer, are partners of 3G Capital, one of the Sponsors. As a result, the Sponsors have the potential to exercise influence over management and have substantial control over decisions of our Board of Directors as well as over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors, and approving mergers or sales of substantially all of our capital stock or our assets. In addition, to the extent that the Sponsors collectively hold a majority of our common stock, they together would have the power to take shareholder action by written consent to adopt amendments to our charter or take other actions, such as corporate transactions, that require the vote of holders of a majority of our outstanding common stock. The directors designated by the Sponsors may have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of our equity, they will continue to be able to strongly influence or effectively control our decisions.
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
Kraft Heinz, 3G Capital, and Berkshire Hathaway entered into a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by 3G Capital and Berkshire Hathaway, which represents all shares of our common stock held by the Sponsors as of the date of the closing of the 2015 Merger. As of the closing of the 2015 Merger, registrable shares represented approximately 51% of our outstanding common stock on a fully diluted basis. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, sales of a large number of registrable shares may be made upon registration of such shares with the SEC in accordance with the terms of the registration rights agreement. Registration and sales of our common stock effected pursuant to the registration rights agreement will increase the number of shares being sold in the public market and may increase the volatility of the price of our common stock.
Our ability to pay regular dividends to our shareholders is subject to the discretion of the Board of Directors and may be limited by our debt agreements or limitations under Delaware law.
Although it is currently anticipated that we will continue to pay regular quarterly dividends, any such determination to pay dividends will be at the discretion of the Board of Directors and will be dependent on then-existing conditions, including our financial condition, income, legal requirements, including limitations under Delaware law, and other factors the Board of Directors deems relevant. The Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. For these reasons, shareholders will not be able to rely on dividends to receive a return on investment. Accordingly, realization of any gain on shares of our common stock may depend on the appreciation of the price of our common stock, which may never occur.

While we have remediated the previously-identified material weakness in our internal control over financial reporting, we may identify other material weaknesses in the future.
In November 2017, we restated our consolidated financial statements for the quarters ended April 1, 2017 and July 1, 2017 in order to correctly classify cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized) to cash provided by investing activities (from cash provided by operating activities) within our condensed consolidated statements of cash flows. In connection with these restatements, management identified a material weakness in our internal control over financial reporting related to the misapplication of Accounting Standards Update 2016-15. Specifically, we did not maintain effective controls over the adoption of new accounting standards, including communication with the appropriate individuals in coming to our conclusions on the application of new accounting standards. As a result of this material weakness, our management concluded that we did not maintain effective internal control over financial reporting as of April 1, 2017 and July 1, 2017. While we have remediated the material weakness and our management has determined that our disclosure controls and procedures were effective as of December 30, 2017, there can be no assurance that our controls will remain adequate. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision-making, the nature and complexity of the transactions we undertake, assumptions about the likelihood of future events, the soundness of our systems, cost limitations, and other limitations. If other material weaknesses or significant deficiencies in our internal control are discovered or occur in the future or we otherwise must restate our financial statements, it could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties, investigations or judgments, harm our reputation, or otherwise cause a decline in investor confidence.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate co-headquarters are located in Pittsburgh, Pennsylvania and Chicago, Illinois. Our co-headquarters are leased and house certain executive offices, our U.S. business units, and our administrative, finance, legal, and human resource functions. We maintain additional owned and leased offices throughout the regions in which we operate.
We manufacture our products in our network of manufacturing and processing facilities located throughout the world. As of December 30, 2017, we operated 83 manufacturing and processing facilities. We own 80 and lease three of these facilities. Our manufacturing and processing facilities count by segment as of December 30, 2017 was:

	Owned	Leased
United States	41	1
Canada	2	—
Europe	11	—
Rest of World	26	2
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on NASDAQ under the ticker symbol “KHC”. At February 10, 2018, there were approximately 53,000 holders of record of our common stock.
Our stock began publicly trading on July 6, 2015. Our quarterly highest and lowest market prices and dividends declared are:

	2017 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Market price-high	$97.77	$93.88	$90.38	$82.48	$79.16	$89.40	$90.54	$90.15
Market price-low	85.41	85.45	77.40	75.21	68.18	76.64	84.25	79.69
Dividends declared	0.60	0.60	0.625	0.625	0.575	0.575	0.60	0.60
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor's (“S&P”) 500 Index and the S&P Consumer Staples Food Products, which we consider to be our peer group. This graph covers the period from July 6, 2015 (the first day our common stock began trading on NASDAQ) through December 29, 2017 (the last trading day of our fiscal year). The graph shows total shareholder return assuming $100 was invested on July 6, 2015 and the dividends were reinvested on a daily basis.

	Kraft Heinz	S&P 500	S&P Consumer Staples Food Products
July 6, 2015	$100.00	$100.00	$100.00
December 31, 2015	102.07	99.85	107.48
December 30, 2016	125.99	111.79	117.49
December 29, 2017	115.44	136.20	118.95
Companies included in the S&P Consumer Staples Food Products index change periodically. During 2017, Mead Johnson Nutrition Company was removed from the index, therefore it is excluded from the table and chart above.
The above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Issuer Purchases of Equity Securities During the Three Months Ended December 30, 2017
Our share repurchase activity in the three months ended December 30, 2017 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2017 - 11/4/2017	648	$77.25	—	$—
11/5/2017 - 12/2/2017	—	—	—	—
12/3/2017 - 12/30/2017	1,428	80.46	—	—
For the Three Months Ended December 30, 2017	2,076		—

(a)
Includes the following types of share repurchase activity, when they occur: (1) shares repurchased in connection with the exercise of stock options (including periodic repurchases using option exercise proceeds), (2) shares withheld for tax liabilities associated with the vesting of RSUs, and (3) shares repurchased related to employee benefit programs (including our annual bonus swap program) or to offset the dilutive effect of equity issuances.

(b)	We do not have any publicly announced share repurchase plans or programs.
Item 6. Selected Financial Data.
Periods Presented:
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
The “Successor” (Heinz, renamed to The Kraft Heinz Company at the closing of the 2015 Merger) period includes:

•	The consolidated financial statements for the year ended December 30, 2017 (a 52-week period, including a full year of Kraft Heinz results);

•	The consolidated financial statements for the year ended December 31, 2016 (a 52-week period, including a full year of Kraft Heinz results);

•	The consolidated financial statements for the year ended January 3, 2016 (a 53-week period, including a full year of Heinz results and post-2015 Merger results of Kraft);

•	The consolidated financial statements for the year ended December 28, 2014 (a 52-week period, including a full year of Heinz results); and
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

The “Predecessor” (H. J. Heinz Company) period includes, but is not limited to:

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

Selected Financial Data:
The following table presents selected consolidated financial data for 2017, 2016, 2015, 2014, the 2013 Successor Period, the 2013 Predecessor Period, and Fiscal 2013.

	Successor					Predecessor (H. J. Heinz Company)
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)(a)	January 3, 2016 (53 weeks)	December 28, 2014 (52 weeks)	February 8 - December 29, 2013 (29 weeks)	April 29 - June 7, 2013 (6 weeks)	April 28, 2013 (52 weeks)
	(in millions, except per share data)
Period Ended:
Net sales(b)(d)	$26,232	$26,487	$18,338	$10,922	$6,240	$1,113	$11,529
Income/(loss) from continuing operations(b)	10,990	3,642	647	672	(66)	(191)	1,102
Income/(loss) from continuing operations attributable to common shareholders(b)	10,999	3,452	(266)	(63)	(1,118)	(194)	1,088
Income/(loss) from continuing operations per common share(b):
Basic	9.03	2.84	(0.34)	(0.17)	(2.97)	(0.60)	3.39
Diluted	8.95	2.81	(0.34)	(0.17)	(2.97)	(0.60)	3.37
As of:
Total assets(d)	120,232	120,480	122,973	36,571	38,681	NA	12,920
Long-term debt(c)(d)	28,333	29,713	25,151	13,358	14,326	NA	3,830
Redeemable preferred stock	—	—	8,320	8,320	8,320	NA	—
Cash dividends per common share	2.45	2.35	1.70	—	—	—	2.06

(a)
On December 9, 2016, our Board of Directors approved a change to our fiscal year end from Sunday to Saturday. Effective December 31, 2016, we operate on a 52 or 53-week fiscal year ending on the last Saturday in December in each calendar year. In prior years, we operated on a 52 or 53-week fiscal year ending the Sunday closest to December 31. As a result, we occasionally have a 53rd week in a fiscal year. Our 2015 fiscal year includes a 53rd week of activity.

(b)
Amounts exclude the operating results and any associated impairment charges and losses on sale related to the Company's Shanghai LongFong Foods business in China and U.S. Foodservice frozen desserts business, which were divested in Fiscal 2013.

(c)
Amounts exclude the current portion of long-term debt. Additionally, amounts include interest rate swap hedge accounting adjustments of $123 million at April 28, 2013. There were no interest rate swaps requiring such hedge accounting adjustments at December 30, 2017, December 31, 2016, January 3, 2016, December 28, 2014, or December 29, 2013.

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
In the third quarter of 2017, we announced our plans to reorganize certain of our international businesses to better align our global geographies. These plans include moving our Middle East and Africa businesses from the AMEA operating segment into the EMEA operating segment. The remaining AMEA businesses will become the APAC operating segment. We currently expect these changes to become effective in the first quarter of our fiscal year 2018. As a result, we expect to restate our Europe and Rest of World segments to reflect these changes for historical periods presented as of March 31, 2018.

See Note 19, Segment Reporting, to the consolidated financial statements for our financial information by segment.
Items Affecting Comparability of Financial Results
The 2015 Merger:
We completed the 2015 Merger on July 2, 2015. As a result, 2016 was the first full year of combined Kraft and Heinz results, while 2015 included a full year of Heinz results and post-2015 Merger results of Kraft. For comparability, we disclose in this report certain unaudited pro forma condensed combined financial information, which presents 2015 as if the 2015 Merger had been consummated on December 30, 2013, the first business day of our 2014 fiscal year, and combines the historical results of Heinz and Kraft. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information section at the end of this item for additional information.
See Note 1, Background and Basis of Presentation, to the consolidated financial statements for additional information related to the 2015 Merger.
Integration and Restructuring Expenses:
In 2017, we substantially completed our multi-year program announced following the 2015 Merger (the “Integration Program”), for which we expect to incur cumulative pre-tax costs of approximately $2.1 billion. Approximately 60% of these costs will be cash expenditures. As of December 30, 2017, we have incurred cumulative pre-tax costs of $2,055 million related to the Integration Program. These costs primarily included severance and employee benefit costs (including cash and non-cash severance), costs to exit facilities (including non-cash costs such as accelerated depreciation), and other costs incurred as a direct result of integration activities related to the 2015 Merger.
Total expenses related to our restructuring activities, including the Integration Program, were $457 million in 2017, $1,012 million in 2016, and $1,023 million in 2015. Integration Program costs included in these totals were $339 million in 2017, $887 million in 2016, and $829 million in 2015.
We anticipate cumulative capital expenditures of approximately $1.4 billion related to the Integration Program. As of December 30, 2017, we have incurred $1.3 billion in capital expenditures since the inception of the Integration Program. The Integration Program was designed to reduce costs, integrate, and optimize our combined organization. Since the inception of the Integration Program, our cumulative pre-tax savings achieved are approximately $1,725 million, primarily benefiting the United States and Canada segments.
See Note 3, Integration and Restructuring Expenses, to the consolidated financial statements for additional information.
U.S. Tax Reform:
On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted by the U.S. federal government. The legislation significantly changed U.S. tax law by, among other things, lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, implementing a territorial tax system, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 30, 2017. The two material items that impacted us in 2017 were the corporate tax rate reduction and the one-time toll charge. While the corporate tax rate reduction is effective January 1, 2018, we accounted for this anticipated rate change in 2017, the period of enactment.
We have estimated the provisional tax impacts related to the toll charge, certain components of the revaluation of deferred tax assets and liabilities, including depreciation and executive compensation, and the change in our indefinite reinvestment assertion. As a result, we recognized a net tax benefit of approximately $7.0 billion, including a reasonable estimate of our deferred income tax benefit of approximately $7.5 billion related to the corporate rate change, which was partially offset by a reasonable estimate of $312 million for the toll charge and approximately $125 million for other tax expenses, including a change in our indefinite reinvestment assertion.
See Critical Accounting Policies within this item and Note 8, Income Taxes, to the consolidated financial statements for additional information.
53rd Week:
On December 9, 2016, our Board of Directors approved a change to our fiscal year end from Sunday to Saturday. Effective December 31, 2016, we operate on a 52 or 53-week fiscal year ending on the last Saturday in December in each calendar year. In prior years, we operated on a 52 or 53-week fiscal year ending the Sunday closest to December 31. As a result, we occasionally have a 53rd week in a fiscal year. Our 2015 fiscal year included a 53rd week of activity.

Series A Preferred Stock:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock. We funded this redemption primarily through the issuance of long-term debt in May 2016, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand.
See Equity and Dividends within this item, along with Note 16, Debt, and Note 17, Capital Stock, to the consolidated financial statements for additional information.
Results of Operations
Due to the size of Kraft’s business relative to the size of Heinz’s business prior to the 2015 Merger, and for purposes of comparability, the Results of Operations include certain unaudited pro forma condensed combined financial information (the “pro forma financial information”) adjusted to assume that Kraft and Heinz were a combined company for the full year 2015. This pro forma financial information reflects combined historical results, final purchase accounting adjustments, and adjustments to align accounting policies. The pro forma adjustments impacted our consolidated results and all of our segments. There are no pro forma adjustments for 2017 or 2016 as Kraft and Heinz were a combined company for these periods. For more information, see Supplemental Unaudited Pro Forma Condensed Combined Financial Information.
In addition, we disclose in this report certain non-GAAP financial measures, which, for 2015, are derived from the pro forma financial information. These non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our underlying operations. For additional information and reconciliations from our consolidated financial statements see Supplemental Unaudited Pro Forma Condensed Combined Financial Information and Non-GAAP Financial Measures.
Consolidated Results of Operations
Summary of Results:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	% Change	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$26,232	$26,487	(1.0)%	$26,487	$18,338	44.4%
Operating income	6,773	6,142	10.3%	6,142	2,639	132.7%
Net income/(loss) attributable to common shareholders	10,999	3,452	218.6%	3,452	(266)	nm
Diluted earnings/(loss) per share	8.95	2.81	218.5%	2.81	(0.34)	nm
Net Sales:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	% Change	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change
	(in millions)			(in millions)
Net sales	$26,232	$26,487	(1.0)%	$26,487	$18,338	44.4%
Pro forma net sales(a)	26,232	26,487	(1.0)%	26,487	27,447	(3.5)%
Organic Net Sales(b)	26,169	26,432	(1.0)%	26,817	26,728	0.3%

(a)
There were no pro forma adjustments for 2017 or 2016, as Kraft and Heinz were a combined company for these periods. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Year Ended December 30, 2017 compared to the Year Ended December 31, 2016:
Net sales and Organic Net Sales decreased 1.0% to $26.2 billion in 2017 compared to 2016 due to unfavorable volume/mix (1.5 pp) partially offset by higher pricing (0.5 pp). Volume/mix was unfavorable in the United States and Canada, partially offset by growth in Europe and Rest of World. Higher pricing in Rest of World and the United States was partially offset by lower pricing in Canada and Europe.
Year Ended December 31, 2016 compared to the Year Ended January 3, 2016:
Net sales increased 44.4% to $26.5 billion in 2016 compared to 2015, primarily driven by the 2015 Merger.
Pro forma net sales decreased 3.5% primarily due to the unfavorable impacts of foreign currency (2.5 pp), 53rd week of shipments in 2015 (1.2 pp), and divestitures (0.1 pp). Excluding these impacts, Organic Net Sales increased 0.3% due to higher net pricing (0.3 pp) and neutral volume/mix (0.0 pp). Net pricing was higher in Rest of World, United States, and Canada despite deflation in key commodities (which we define as dairy, meat, coffee and nuts) in the United States and Canada, primarily in dairy, coffee, and meats in the United States. These price increases were partially offset by lower net pricing in Europe. Neutral volume/mix was primarily due to declines in meats and foodservice in the United States, partially offset by growth of condiments and sauces globally, and coffee and refrigerated meal combinations in the United States.
Net Income:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	% Change	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change
	(in millions)			(in millions)
Operating income	$6,773	$6,142	10.3%	$6,142	$2,639	132.7%
Net income/(loss) attributable to common shareholders	10,999	3,452	218.6%	3,452	(266)	nm
Adjusted EBITDA(a)	7,930	7,778	1.9%	7,778	6,739	15.4%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 30, 2017 compared to the Year Ended December 31, 2016:
Operating income increased 10.3% to $6.8 billion in 2017 compared to $6.1 billion in 2016. This increase was primarily due to lower Integration Program and other restructuring expenses in the current period, savings from the Integration Program and other restructuring activities, and lower overhead costs, partially offset by higher input costs in local currency, lower Organic Net Sales, lower unrealized gains on commodity hedges in the current period, and the unfavorable impact of foreign currency (0.4 pp).
Net income/(loss) attributable to common shareholders increased 218.6% to $11.0 billion in 2017 compared to $3.5 billion in 2016. The increase was primarily due to a lower effective tax rate in the current period, the operating income factors discussed above, and the absence of the Series A Preferred Stock dividend in the current period, partially offset by higher interest expense and higher other expense/(income), net, detailed as follows:

•
The effective tax rate was a 98.7% benefit in 2017 compared to 27.5% expense in 2016. The change in the effective tax rate was primarily driven by the $7.0 billion tax benefit from U.S. Tax Reform, lower tax benefits associated with deferred tax effects of statutory rate changes, and taxes on income of foreign subsidiaries in the current period. See Note 8, Income Taxes, to the consolidated financial statements for additional information related to our effective tax rates.

•
The Series A Preferred Stock was fully redeemed on June 7, 2016. Accordingly, there were no dividends for 2017, compared to $180 million in the prior period. See Equity and Dividends within this item for additional information.

•
Interest expense increased to $1.2 billion in 2017 compared to $1.1 billion in 2016. This increase was primarily due to the May 2016 issuances of long-term debt and borrowings under our commercial paper programs, which began in the second quarter of 2016.

•
Other expense/(income), net was an expense of $9 million in 2017 compared to income of $15 million in 2016. This increase was primarily due to a $36 million nonmonetary currency devaluation loss in the current period compared to $24 million in the prior period related to our Venezuelan operations. See Note 13, Venezuela - Foreign Currency and Inflation, to the consolidated financial statements for additional information.

Adjusted EBITDA increased 1.9% to $7.9 billion in 2017 compared to 2016, primarily due to savings from the Integration Program and other restructuring activities and lower overhead costs, partially offset by higher input costs in local currency, a decline in Organic Net Sales, and the unfavorable impact of foreign currency (0.4pp). Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA increased primarily driven by Integration Program savings and lower overhead costs in the current period, partially offset by unfavorable key commodity costs, primarily in dairy, meat, and coffee, and volume/mix declines.

•	Europe Segment Adjusted EBITDA was flat primarily driven by productivity savings that were offset by higher input costs in local currency and the unfavorable impact of foreign currency (1.6 pp).

•
Rest of World Segment Adjusted EBITDA decreased primarily due to higher input costs in local currency, increased commercial investments, and the unfavorable impact of foreign currency (3.4 pp), partially offset by Organic Net Sales growth.

•
Canada Segment Adjusted EBITDA decreased primarily due to a decline in Organic Net Sales, partially offset by Integration Program savings, lower overhead costs in the current period, and the favorable impact of foreign currency (1.7 pp).

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

•
Interest expense decreased to $1.1 billion in 2016 compared to $1.3 billion in 2015. This decrease was primarily due to a $236 million write-off of debt issuance costs related to 2015 debt refinancing activities and a $227 million loss released from accumulated other comprehensive income/(losses) due to the early termination of certain interest rate swaps in the prior period as well as lower interest rates following our debt refinancing in connection with the 2015 Merger. These were partially offset by the assumption of $8.6 billion aggregate principal amount of Kraft’s long-term debt obligations in the 2015 Merger, the issuance of new long-term debt in conjunction with the redemption of our Series A Preferred Stock, and new borrowings under our commercial paper program. See Note 16, Debt, and Note 17, Capital Stock, to the consolidated financial statements for additional information.

•
The effective tax rate was 27.5% in 2016, compared to 36.2% in 2015. The change in effective tax rate was primarily driven by higher earnings repatriation charges and the nondeductible nonmonetary currency devaluation loss related to our Venezuelan subsidiary in the prior period, partially offset by lower tax benefits associated with taxes on income of foreign subsidiaries, tax exempt income, and deferred tax effects of statutory rate changes in the current period. See Note 8, Income Taxes, to the consolidated financial statements for a discussion of effective tax rates.

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

Diluted EPS:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	% Change	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change
	(in millions, except per share data)			(in millions, except per share data)
Diluted EPS	$8.95	$2.81	218.5%	$2.81	$(0.34)	nm
Adjusted EPS(a)	3.55	3.33	6.6%	3.33	2.19	52.1%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 30, 2017 compared to the Year Ended December 31, 2016:
Diluted EPS increased 218.5% to $8.95 in 2017 compared to $2.81 in 2016, primarily driven by the net income/(loss) attributable to common shareholders factors discussed above.

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	$ Change	% Change
Diluted EPS	$8.95	$2.81	$6.14	218.5%
Integration and restructuring expenses	0.26	0.57	(0.31)
Merger costs	—	0.02	(0.02)
Unrealized losses/(gains) on commodity hedges	0.01	(0.02)	0.03
Impairment losses	0.03	0.03	—
Nonmonetary currency devaluation	0.03	0.02	0.01
Preferred dividend adjustment	—	(0.10)	0.10
U.S. Tax Reform	(5.73)	—	(5.73)
Adjusted EPS(a)	$3.55	$3.33	$0.22	6.6%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.06
Change in preferred dividends			0.25
Change in interest expense			(0.06)
Change in other expense/(income), net			(0.01)
Change in effective tax rate and other			(0.02)
			$0.22

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Adjusted EPS increased 6.6% to $3.55 in 2017 compared to $3.33 in 2016, primarily driven by the absence of Series A Preferred Stock dividends in the current period and Adjusted EBITDA growth despite the unfavorable impact of foreign currency, partially offset by higher interest expense.
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

	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	$ Change	% Change
Diluted EPS	$2.81	$(0.34)	$3.15	nm
Pro forma adjustments(a)	—	1.04	(1.04)
Pro forma diluted EPS	2.81	0.70	2.11	301.4%
Integration and restructuring expenses	0.57	0.61	(0.04)
Merger costs	0.02	0.49	(0.47)
Unrealized losses/(gains) on commodity hedges	(0.02)	(0.02)	—
Impairment losses	0.03	0.03	—
Losses/(gains) on sale of business	—	(0.01)	0.01
Nonmonetary currency devaluation	0.02	0.24	(0.22)
Preferred dividend adjustment	(0.10)	0.15	(0.25)
Adjusted EPS(c)	$3.33	$2.19	$1.14	52.1%

Key drivers of change in Adjusted EPS(b):
Results of operations			$0.77
Change in preferred dividends			0.34
Change in interest expense			(0.04)
Change in other expense/(income), net			(0.03)
53rd week of shipments			(0.03)
Change in effective tax rate and other			0.13
			$1.14

(a)
There were no pro forma adjustments for 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

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
Results of Operations by Segment
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and segment adjusted earnings before interest, tax, depreciation, and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. These items include depreciation and amortization (excluding integration and restructuring expenses; including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, and nonmonetary currency devaluation (e.g., remeasurement gains and losses). In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013.

Net Sales:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
	(in millions)
Net sales:
United States	$18,353	$18,641	$10,943
Canada	2,190	2,309	1,437
Europe	2,393	2,366	2,656
Rest of World	3,296	3,171	3,302
Total net sales	$26,232	$26,487	$18,338
Pro Forma Net Sales:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
	(in millions)
Pro forma net sales(a):
United States	$18,353	$18,641	$18,932
Canada	2,190	2,309	2,386
Europe	2,393	2,366	2,657
Rest of World	3,296	3,171	3,472
Total pro forma net sales	$26,232	$26,487	$27,447

(a)
There were no pro forma adjustments for 2017 or 2016, as Kraft and Heinz were a combined company for these periods. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

Organic Net Sales:

	2017 Compared to 2016		2016 Compared to 2015
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
	(in millions)
Organic Net Sales(a):
United States	$18,353	$18,641	$18,641	$18,699
Canada	2,148	2,309	2,393	2,359
Europe	2,385	2,366	2,520	2,588
Rest of World	3,283	3,116	3,263	3,082
Total Organic Net Sales	$26,169	$26,432	$26,817	$26,728

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in pro forma net sales and Organic Net Sales were:

	Pro Forma Net Sales(a)	Impact of Currency	Impact of Divestitures	Impact of 53rd Week	Organic Net Sales	Price	Volume/Mix
2017 Compared to 2016
United States	(1.5)%	0.0 pp	0.0 pp	0.0 pp	(1.5)%	0.4 pp	(1.9) pp
Canada	(5.2)%	1.8 pp	0.0 pp	0.0 pp	(7.0)%	(1.7) pp	(5.3) pp
Europe	1.1%	0.3 pp	0.0 pp	0.0 pp	0.8%	(0.9) pp	1.7 pp
Rest of World	3.9%	(1.5) pp	0.0 pp	0.0 pp	5.4%	4.6 pp	0.8 pp
Kraft Heinz	(1.0)%	0.0 pp	0.0 pp	0.0 pp	(1.0)%	0.5 pp	(1.5) pp

2016 Compared to 2015
United States	(1.5)%	0.0 pp	0.0 pp	(1.2) pp	(0.3)%	0.2 pp	(0.5) pp
Canada	(3.2)%	(3.5) pp	0.0 pp	(1.1) pp	1.4%	0.6 pp	0.8 pp
Europe	(11.0)%	(5.8) pp	(1.6) pp	(1.0) pp	(2.6)%	(2.5) pp	(0.1) pp
Rest of World	(8.7)%	(13.2) pp	0.0 pp	(1.4) pp	5.9%	3.2 pp	2.7 pp
Kraft Heinz	(3.5)%	(2.5) pp	(0.1) pp	(1.2) pp	0.3%	0.3 pp	0.0 pp

(a)
There were no pro forma adjustments for 2017 or 2016, as Kraft and Heinz were a combined company for these periods. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

Adjusted EBITDA:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
	(in millions)
Segment Adjusted EBITDA:
United States	$6,001	$5,862	$4,690
Canada	639	642	541
Europe	781	781	938
Rest of World	617	657	742
General corporate expenses	(108)	(164)	(172)
Depreciation and amortization (excluding integration and restructuring expenses)	(583)	(536)	(779)
Integration and restructuring expenses	(457)	(1,012)	(1,117)
Merger costs	—	(30)	(194)
Amortization of inventory step-up	—	—	(347)
Unrealized gains/(losses) on commodity hedges	(19)	38	41
Impairment losses	(49)	(53)	(58)
Gains/(losses) on sale of business	—	—	21
Nonmonetary currency devaluation	—	(4)	(57)
Equity award compensation expense (excluding integration and restructuring expenses)	(49)	(39)	(61)
Other pro forma adjustments	—	—	(1,549)
Operating income	6,773	6,142	2,639
Interest expense	1,234	1,134	1,321
Other expense/(income), net	9	(15)	305
Income/(loss) before income taxes	$5,530	$5,023	$1,013

United States:

	2017 Compared to 2016			2016 Compared to 2015
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	% Change	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change
	(in millions)			(in millions)
Net sales	$18,353	$18,641	(1.5)%	$18,641	$10,943	70.3%
Pro forma net sales(a)	18,353	18,641	(1.5)%	18,641	18,932	(1.5)%
Organic Net Sales(b)	18,353	18,641	(1.5)%	18,641	18,699	(0.3)%
Segment Adjusted EBITDA	6,001	5,862	2.4%	5,862	4,690	25.0%

(a)
There were no pro forma adjustments for 2017 or 2016, as Kraft and Heinz were a combined company for these periods. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 30, 2017 compared to the Year Ended December 31, 2016:
Net sales and Organic Net Sales decreased 1.5% to $18.4 billion due to unfavorable volume/mix (1.9 pp) partially offset by higher pricing (0.4 pp). Unfavorable volume/mix was primarily driven by distribution losses in nuts, cheese, and meat, and lower shipments in foodservice. The decline was partially offset by gains in refrigerated meal combinations, boxed dinners, and frozen meals. Pricing was higher driven primarily by price increases in cheese.
Segment Adjusted EBITDA increased 2.4% primarily driven by Integration Program savings and lower overhead costs, partially offset by unfavorable key commodity costs, primarily in dairy, meat, and coffee, as well as unfavorable volume/mix.
Year Ended December 31, 2016 compared to the Year Ended January 3, 2016:
Net sales increased 70.3% to $18.6 billion primarily driven by the 2015 Merger. Pro forma net sales decreased 1.5% due to a 53rd week of shipments in the prior period (1.2 pp). Organic Net Sales decreased 0.3% due to unfavorable volume/mix (0.5 pp) partially offset by higher net pricing (0.2 pp). Unfavorable volume/mix was primarily due to declines in meat, foodservice, ready-to-drink beverages, and nuts that were partially offset by gains in coffee and innovation-related gains in refrigerated meal combinations and boxed dinners. Net pricing was higher despite deflation in key commodities, primarily in dairy, coffee, and meat.
Segment Adjusted EBITDA increased 25.0% primarily due to savings from the Integration Program and favorable pricing net of key commodity costs, partially offset by volume/mix declines across several categories and the impact of a 53rd week of shipments (approximately 1.5 pp) in the prior period.
Canada:

	2017 Compared to 2016			2016 Compared to 2015
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	% Change	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change
	(in millions)			(in millions)
Net sales	$2,190	$2,309	(5.2)%	$2,309	$1,437	60.7%
Pro forma net sales(a)	2,190	2,309	(5.2)%	2,309	2,386	(3.2)%
Organic Net Sales(b)	2,148	2,309	(7.0)%	2,393	2,359	1.4%
Segment Adjusted EBITDA	639	642	(0.5)%	642	541	18.7%

(a)
There were no pro forma adjustments for 2017 or 2016, as Kraft and Heinz were a combined company for these periods. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 30, 2017 compared to the Year Ended December 31, 2016:
Net sales decreased 5.2% to $2.2 billion, including the favorable impact of foreign currency (1.8 pp). Organic Net Sales decreased 7.0% due to unfavorable volume/mix (5.3 pp) and lower pricing (1.7 pp). Volume/mix was unfavorable across several categories and was most pronounced in cheese, coffee, and boxed dinners, primarily due to delayed execution of go-to-market agreements with key retailers, retail distribution losses (primarily in cheese), and lower inventory levels at retail versus the prior year. Lower pricing was due to higher promotional activity, primarily in cheese.

Segment Adjusted EBITDA decreased 0.5%, including favorable impact of foreign currency (1.7 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to lower Organic Net Sales partially offset by Integration Program savings and lower overhead costs in the current period.
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
Europe:

	2017 Compared to 2016			2016 Compared to 2015
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	% Change	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change
	(in millions)			(in millions)
Net sales	$2,393	$2,366	1.1%	$2,366	$2,656	(10.9)%
Pro forma net sales(a)	2,393	2,366	1.1%	2,366	2,657	(11.0)%
Organic Net Sales(b)	2,385	2,366	0.8%	2,520	2,588	(2.6)%
Segment Adjusted EBITDA	781	781	—%	781	938	(16.7)%

(a)
There were no pro forma adjustments for 2017 or 2016, as Kraft and Heinz were a combined company for these periods. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 30, 2017 compared to the Year Ended December 31, 2016:
Net sales increased 1.1% to $2.4 billion, including favorable impact of foreign currency (0.3 pp). Organic Net Sales increased 0.8% driven by favorable volume/mix (1.7 pp), partially offset by lower pricing (0.9 pp). Favorable volume/mix was primarily driven by higher shipments in foodservice and growth in condiments and sauces, partially offset by ongoing declines in infant nutrition in Italy. Lower pricing was primarily due to higher promotional activity in the UK and Italy versus the prior period.
Segment Adjusted EBITDA was flat, including the unfavorable impact of foreign currency (1.6 pp). Excluding the currency impact, the increase was primarily driven by productivity savings, partially offset by higher input costs in local currency.
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

Rest of World:

	2017 Compared to 2016			2016 Compared to 2015
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	% Change	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	% Change
	(in millions)			(in millions)
Net sales	$3,296	$3,171	3.9%	$3,171	$3,302	(4.0)%
Pro forma net sales(a)	3,296	3,171	3.9%	3,171	3,472	(8.7)%
Organic Net Sales(b)	3,283	3,116	5.4%	3,263	3,082	5.9%
Segment Adjusted EBITDA	617	657	(6.1)%	657	742	(11.5)%

(a)
There were no pro forma adjustments for 2017 or 2016, as Kraft and Heinz were a combined company for these periods. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Year Ended December 30, 2017 compared to the Year Ended December 31, 2016:
Net sales increased 3.9% to $3.3 billion despite the unfavorable impact of foreign currency (1.5 pp). Organic Net Sales increased 5.4% driven by higher pricing (4.6 pp) and favorable volume/mix (0.8 pp). Higher pricing was primarily driven by pricing actions taken to offset higher input costs in local currency, primarily in Latin America. Favorable volume/mix was primarily driven by growth in condiments and sauces across all regions partially offset by volume/mix declines in several markets associated with distributor network re-alignment.
Segment Adjusted EBITDA decreased 6.1% including the unfavorable impact of foreign currency (3.4 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to higher input costs in local currency and higher commercial investments partially offset by Organic Net Sales growth.
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

Advertising, Consumer Incentives, and Trade Promotions:
We promote our products with advertising, consumer incentives, and trade promotions. Consumer incentives and trade promotions include, but are not limited to, discounts, coupons, rebates, performance based in-store display activities, and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization, redemption rates, or current period experience factors. We review and adjust these estimates each quarter based on actual experience and other information.
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We review and adjust these estimates each quarter based on actual experience and other information. We recorded advertising expenses of $629 million in 2017, $708 million in 2016, and $464 million in 2015.
Goodwill and Intangible Assets:
The carrying value of goodwill and indefinite-lived intangible assets was $98.5 billion at December 30, 2017 and $97.4 billion at December 31, 2016. These balances are largely attributable to asset valuations performed in connection with the 2013 Merger and the 2015 Merger. See Note 2, Merger and Acquisition, and Note 7, Goodwill and Intangible Assets, for additional information.
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
We performed our annual impairment testing in the second quarter of 2017. No impairment of goodwill was reported as a result of our 2017 annual goodwill impairment test. Each of our goodwill reporting units had excess fair value over its carrying value of at least 10% as of April 2, 2017 (our goodwill impairment testing date). Additionally, as a result of our annual indefinite-lived intangible asset impairment tests, we recognized a non-cash impairment loss of $49 million in SG&A in 2017. This loss was due to continued declines in nutritional beverages in India. The loss was recorded in our Europe segment as the related trademark is owned by our Italian subsidiary. Each of our other brands had excess fair value over its carrying value of at least 10% as of April 2, 2017.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then one or more of our reporting units or intangible assets might become impaired in the future. Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.
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
For our postretirement benefit plans, our 2018 health care cost trend rate assumption will be 6.7%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate the weighted average assumed ultimate trend rate will be 4.9%. The year in which the ultimate trend rate is reached varies by plan, ranging between the years 2018 and 2030. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects, increase/(decrease) in cost and obligation, as of December 30, 2017 (in millions):

	One-Percentage-Point
	Increase	(Decrease)
Effect on annual service and interest cost	$4	$(3)
Effect on postretirement benefit obligation	55	(47)
Our 2018 discount rate assumption will be 3.6% for service cost and 3.0% for interest cost for our postretirement plans. Our 2018 discount rate assumption will be 3.8% for service cost and 3.3% for interest cost for our U.S. pension plans and 3.0% for service cost and 2.2% for interest cost for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
In 2016, we changed the method we use to estimate the service cost and interest cost components of net pension cost/(benefit) and net postretirement benefit plan costs resulting in a decrease to these cost components. We now use a full yield curve approach to estimate service cost and interest cost by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash flows. Previously, we estimated service cost and interest cost using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service cost and interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. This change will not affect the measurement of our total benefit obligations. We accounted for this change prospectively as a change in accounting estimate.
Our 2018 expected return on plan assets will be 4.4% (net of applicable taxes) for our postretirement plans. Our 2018 expected rate of return on plan assets will be 5.5% for our U.S. pension plans and 4.5% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by re-balancing between asset classes as we make contributions and monthly benefit payments.
While we do not anticipate further changes in the 2018 assumptions for our U.S. and non-U.S. pension and postretirement benefit plans, as a sensitivity measure, a 100-basis point change in our discount rate or a 100-basis-point change in the expected rate of return on plan assets would have had the following effects, increase/(decrease) in cost (in millions):

	U.S. Plans		Non-U.S. Plans
	100-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease
Effect of change in discount rate on pension costs	$9	$(19)	$8	$(21)
Effect of change in expected rate of return on plan assets on pension costs	(46)	46	(41)	41
Effect of change in discount rate on postretirement costs	(4)	(9)	—	(1)
Effect of change in expected rate of return on plan assets on postretirement costs	(11)	11	—	—

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
We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. The resolution of tax reserves and changes in valuation allowances could be material to our results of operations for any period but is not expected to be material to our financial position.
U.S. Tax Reform significantly changed U.S. tax law by, among other things, lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, implementing a territorial tax system, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 30, 2017. In addition, there are many new provisions, including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”). The two material items that impacted us in 2017 were the corporate tax rate reduction and the one-time toll charge. While the corporate tax rate reduction is effective January 1, 2018, we accounted for this anticipated rate change in 2017, the period of enactment.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. When the initial accounting for U.S Tax Reform impacts is incomplete, we may include provisional amounts when reasonable estimates can be made or continue to apply the prior tax law if a reasonable estimate cannot be made. We have estimated the provisional tax impacts related to the toll charge, certain components of the revaluation of deferred tax assets and liabilities, including depreciation and executive compensation, and the change in our indefinite reinvestment assertion. As a result, we recognized a net tax benefit of approximately $7.0 billion, including a reasonable estimate of our deferred income tax benefit of approximately $7.5 billion related to the corporate rate change, which was partially offset by a reasonable estimate of $312 million for the toll charge and approximately $125 million for other tax expenses, including a change in our indefinite reinvestment assertion. We have elected to account for the tax on GILTI as a period cost and thus have not adjusted any of the deferred tax assets and liabilities of our foreign subsidiaries for U.S. Tax Reform. The ultimate impact may differ from these provisional amounts due to gathering additional information to more precisely compute the amount of tax, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and actions we may take. We expect to finalize accounting for the impacts of U.S. Tax Reform when the 2017 U.S. corporate income tax return is filed in 2018.
In connection with U.S. Tax Reform, we have also reassessed our international investment assertions and no longer consider the historic earnings of our foreign subsidiaries as of December 30, 2017 to be indefinitely reinvested. We have made a reasonable estimate of local country withholding taxes that would be owed when our historic earnings are distributed. As a result, we have recorded deferred income taxes of $96 million on approximately $1.2 billion of historic earnings.
New Accounting Pronouncements
See Note 1, Background and Basis of Presentation, to the consolidated financial statements for a discussion of new accounting pronouncements.
Contingencies
See Note 15, Commitments and Contingencies, to the consolidated financial statements for a discussion of our contingencies.

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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. In 2017, we experienced cost increases in our key commodities, including dairy, meat, and coffee, while costs for nuts were flat. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
Dairy commodities, primarily milk and cheese, are the most significant cost components of our cheese products. We purchase our dairy raw material requirements from independent third parties, such as agricultural cooperatives and independent processors. Market supply and demand, as well as government programs, significantly influence the prices for milk and other dairy products. Significant cost components in our meat business include pork, beef, and poultry, which we primarily purchase from applicable local markets. Livestock feed costs and the global supply and demand for U.S. meats influence the prices of these meat products. The most significant cost component of our coffee products is coffee beans, which we purchase on global markets. Quality and availability of supply, currency fluctuations, and consumer demand for coffee products impact coffee bean prices. The most significant cost components in our nut products include peanuts, cashews, and almonds, which we purchase on both domestic and global markets, where global market supply and demand is the primary driver of prices.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, securitization programs, commercial paper programs, and Senior Credit Facility (as defined below) will provide sufficient liquidity to meet our working capital needs, restructuring expenditures, planned capital expenditures, contributions to our postemployment benefit plans, future contractual obligations (including repayments of long-term debt), and payment of our anticipated quarterly common stock dividends. We intend to use our cash on hand and our commercial paper programs for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Cash Flow Activity for 2017 compared to 2016:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $527 million for the year ended December 30, 2017 compared to $2.6 billion for the year ended December 31, 2016. The decrease in cash provided by operating activities was primarily driven by the $1.2 billion pre-funding of our postretirement benefit plans in 2017, lower collections on receivables as more were non-cash exchanged for sold receivables, favorable changes in accounts payable from vendor payment term renegotiations that were less pronounced than the prior year, and increased cash payments of employee bonuses in 2017. The decrease in cash provided by operating activities was partially offset by lower cash payments for income taxes in 2017 driven by our pre-funding of postretirement plan benefits following U.S. Tax Reform enactment on December 22, 2017.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $1.2 billion for the year ended December 30, 2017 compared to $1.5 billion for the year ended December 31, 2016. The decrease in cash provided by investing activities was primarily due to lower cash inflows from our accounts receivable securitization and factoring programs, as well as lower proceeds from cash settlements on net investment hedges. Capital expenditures were flat in 2017 compared to 2016. We expect 2018 capital expenditures to be approximately $850 million. The expected decrease is primarily attributed to the wind-up of footprint costs in the U.S. and Canada related to our Integration Program.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $4.2 billion for the year ended December 30, 2017 compared to $4.6 billion for the year ended December 31, 2016. The decrease was driven by the benefit of fewer dividend payments in 2017 compared to 2016, which more than offset higher net repayments of long-term debt and commercial paper in 2017 compared to 2016, including cash outflows associated with the redemption of our Series A Preferred Stock in 2016. Dividend payments were lower in 2017 compared to 2016 due to the absence of the Series A Preferred Stock dividend and the impact of four common stock cash distributions in 2017 compared to five such distributions in 2016. See Equity and Dividends for additional information on cash distributions related to common stock and Series A Preferred Stock.

Cash Flow Activity for 2016 compared to 2015:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.6 billion in 2016 compared to $1.3 billion in 2015. The increase in cash provided by operating activities was primarily due to an increase in operating income as a result of the 2015 Merger, as well as favorable changes in accounts payable due to payment term extensions from vendor renegotiations. The increase in cash provided by operating activities was partially offset by lower collections on receivables as more were non-cash exchanged for sold receivables, as well as unfavorable changes in other current liabilities, and to a lesser degree, inventories. The change in other current liabilities was primarily driven by increased payments in 2016 related to income taxes.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $1.5 billion in 2016 compared to net cash used for investing activities of $8.3 billion in 2015. The change was primarily driven by increased cash inflows from our accounts receivable securitization and factoring programs, partially offset by an increase in capital expenditures and lower proceeds from cash settlements on net investment hedges. Capital expenditures increased to $1.2 billion in 2016 primarily due to integration and restructuring activities in the United States. The change also reflected cash paid to acquire Kraft in 2015. See Note 2, Merger and Acquisition, to the consolidated financial statements for additional information on the 2015 Merger.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $4.6 billion in 2016 compared to net cash provided by financing activities of $10.0 billion in 2015. This decrease in cash provided by financing activities was primarily driven by proceeds of $10.0 billion from our issuance of common stock to the Sponsors in connection with the 2015 Merger, the Series A Preferred Stock redemption in June 2016, and the impact of five common stock cash distributions in 2016 compared to two such cash distributions in 2015. The decrease in cash provided by financing activities was partially offset by net proceeds from our long-term debt issuances in May 2016 and net proceeds from our issuance of commercial paper, which were our primary sources of funding for the Series A Preferred Stock redemption. Additionally, in the prior year we had a benefit from proceeds from the issuance of long-term debt, which were largely offset by repayments of long-term debt. Our cash used for financing activities in 2016 also reflected the impact of one cash distribution related to our Series A Preferred Stock in 2016 compared to five such cash distributions in 2015. See Equity and Dividends within this item for additional information on cash distributions related to common stock and Series A Preferred Stock.
Cash Held by International Subsidiaries:
Of the $1.6 billion cash and cash equivalents on our consolidated balance sheet at December 30, 2017, $1.1 billion was held by international subsidiaries.
In the future, we could repatriate up to approximately $6.5 billion of international cash to the U.S. without incurring any additional significant income tax expense. Our approximately $5.0 billion of unremitted historic earnings of our foreign subsidiaries was taxed via the U.S. Tax Reform toll charge in 2017. In connection with U.S. Tax Reform, we have also reassessed our international investment assertions and no longer consider these earnings to be indefinitely reinvested. We have made a reasonable estimate of local country withholding taxes that would be owed when our historic earnings are distributed. As a result, we have recorded an estimate of $96 million related to deferred income taxes to reflect local country withholding taxes that will be owed when this cash is distributed. The remaining amount of up to approximately $1.5 billion represents intercompany loans and previously taxed income which could be repatriated to the U.S. without incurring any additional significant income tax expense.
Total Debt:
In 2017, we obtained funding through our U.S. and European commercial paper programs. As of December 30, 2017, we had $448 million of commercial paper outstanding, with a weighted average interest rate of 1.541%. As of December 31, 2016, we had $642 million of commercial paper outstanding, with a weighted average interest rate of 1.074%. The maximum amount of commercial paper outstanding during the year ended December 30, 2017 was $1.2 billion.
We maintain our $4.0 billion senior unsecured revolving credit facility (the “Senior Credit Facility”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facility contains customary representations, covenants, and events of default. No amounts were drawn on our Senior Credit Facility at December 30, 2017, at December 31, 2016, or during the years ended December 30, 2017, December 31, 2016, and January 3, 2016.
In August 2017, we repaid $600 million aggregate principal amount of our previously outstanding senior unsecured loan facility (the “Term Loan Facility”). Accordingly, there were no amounts outstanding on the Term Loan Facility at December 30, 2017. At December 31, 2016, $600 million aggregate principal amount of our Term Loan Facility was outstanding.

Our long-term debt, including the current portion, was $31.1 billion at December 30, 2017 and $31.8 billion at December 31, 2016. The decrease in long-term debt was primarily due to our June 2017 repayment of approximately $2.0 billion aggregate principal amount of senior notes that matured in the period and our August 2017 repayment of the $600 million aggregate principal amount Term Loan Facility. The decrease was partially offset by approximately $1.5 billion aggregate principal amount of long-term debt issued in August 2017. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants at December 30, 2017. See Note 16, Debt, to the consolidated financial statements for additional information.
We have approximately $2.5 billion aggregate principal amount and $C200 million aggregate principal amount of senior notes that will mature in the third quarter of 2018. We expect to fund these long-term debt repayments primarily with new long-term debt issuances, cash on hand, and cash generated from our operating activities.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Off-Balance Sheet Arrangements:
We do not have guarantees or other off-balance sheet financing arrangements that we believe are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.
See Note 14, Financing Arrangements, to the consolidated financial statements for a discussion of our accounts receivable securitization and factoring programs and other financing arrangements.
Aggregate Contractual Obligations:
The following table summarizes our contractual obligations at December 30, 2017 (in millions):

	Payments Due
	2018	2019-2020	2021-2022	2023 and Thereafter	Total
Long-term debt(a)	3,939	5,653	6,200	32,779	48,571
Capital leases(b)	35	34	64	1	134
Operating leases(c)	103	164	99	165	531
Purchase obligations(d)	1,558	1,251	446	439	3,694
Other long-term liabilities(e)	80	106	94	280	560
Total	5,715	7,208	6,903	33,664	53,490

(a)
Amounts represent the expected cash payments of our long-term debt, including interest on variable and fixed rate long-term debt. Interest on variable rate long-term debt is calculated based on interest rates at December 30, 2017.

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

(e)
Other long-term liabilities primarily consist of estimated payments for the one-time toll charge related to U.S. tax reform, as well as postretirement benefit commitments. Certain other long-term liabilities related to income taxes, insurance accruals, and other accruals included on the consolidated balance sheet are excluded from the above table as we are unable to estimate the timing of payments for these items. Future payments related to other long-term liabilities decreased primarily due to payments of $1.2 billion in 2017 to pre-fund a portion of our U.S. postretirement plan benefits. See Note 10, Postemployment Benefits, to the consolidated financial statements for additional information.

During the second quarter of 2016, we redeemed all outstanding shares of our Series A Preferred Stock, therefore we no longer pay Series A Preferred Stock dividends. See Note 17, Capital Stock, to the consolidated financial statements for additional information.

Pension plan contributions were $330 million in 2017. We estimate that 2018 pension plan contributions will be approximately $50 million. Beyond 2018, we are unable to reliably estimate the timing of contributions to our pension plans. Our actual contributions and plans may change due to many factors, including the timing of regulatory approval for the windup of certain non-U.S. pension plans, changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors. As such, estimated pension plan contributions for 2018 have been excluded from the above table.
Postretirement benefit plan contributions were $1.3 billion in 2017, including payments of $1.2 billion to pre-fund a portion of our U.S. postretirement plan benefits following enactment of U.S. Tax Reform on December 22, 2017. We estimate that 2018 postretirement benefit plan contributions will be approximately $15 million. Beyond 2018, we are unable to reliably estimate the timing of contributions to our postretirement benefit plans. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors. As such, estimated postretirement benefit plan contributions for 2018 have been excluded from the above table.
At December 30, 2017, the amount of net unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $428 million. The timing of payments will depend on the progress of examinations with tax authorities. We do not expect a significant tax payment related to these obligations within the next year. We are unable to make a reasonably reliable estimate as to if or when any significant cash settlements with taxing authorities may occur; therefore, we have excluded the amount of net unrecognized tax benefits from the above table.
Equity and Dividends
Series A Preferred Stock Dividends:
On June 7, 2016, we redeemed all outstanding shares of our Series A Preferred Stock. Accordingly, we no longer pay any associated dividends, and there were no such dividend payments in 2017.
Prior to the redemption, we made cash distributions of $180 million in the second quarter of 2016 compared to $900 million in 2015. Our Series A Preferred Stock entitled holders to a 9.00% annual dividend, to be paid in four dividends, in arrears on each March 7, June 7, and December 7, in cash. In 2015, there were five dividend payments because, concurrent with the declaration of our common stock dividend on December 8, 2015, we also declared and paid the Series A Preferred Stock dividend that would otherwise have been payable on March 7, 2016. Accordingly, there were no cash distributions related to our Series A Preferred Stock in the first quarter of 2016, resulting in only one dividend payment in 2016 prior to redemption.
See Note 17, Capital Stock, to the consolidated financial statements for a discussion of the Series A Preferred Stock.
Common Stock Dividends:
We paid common stock dividends of $2.9 billion in 2017, $3.6 billion in 2016, and $1.3 billion in 2015. Additionally, on February 16, 2018, our Board of Directors declared a cash dividend of $0.625 per share of common stock, which is payable on March 23, 2018 to shareholders of record on March 9, 2018.
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
The following unaudited pro forma condensed combined statements of income for the year ended January 3, 2016 is based on the historical financial statements of Heinz and Kraft after giving effect to the 2015 Merger, related equity investments, and the assumptions and adjustments described in the accompanying notes to this unaudited pro forma condensed combined statement of income.
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

The Kraft Heinz Company
Summary of Pro Forma Adjustments
(in millions)
(Unaudited)

January 3, 2016 (53 weeks)
Impact to cost of products sold:
Postemployment benefit costs(a)	$(34)
Inventory step-up(b)	(347)
Impact to cost of products sold	$(381)

Impact to selling, general and administrative expenses:
Depreciation and amortization(c)	$84
Compensation expense(d)	31
Postemployment benefit costs(a)	11
Deal costs(e)	(167)
Impact to selling, general and administrative expenses	$(41)

Impact to interest expense:
Interest expense(f)	$(40)
Impact to interest expense	$(40)
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

(d)
Represents the incremental compensation expense due to the fair value remeasurement of certain of Kraft’s equity awards in connection with the 2015 Merger. See Note 9, Employees’ Stock Incentive Plans, to the consolidated financial statements for additional information on the conversion of Kraft’s equity awards in connection with the 2015 Merger.

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
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, and provision for/(benefit from) income taxes; in addition to these adjustments, we exclude, when they occur, the impacts of depreciation and amortization (excluding integration and restructuring expenses; including amortization of postretirement benefit plans prior service credits), integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Adjusted EBITDA for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, nonmonetary currency devaluation (e.g., remeasurement gains and losses), and U.S. Tax Reform, and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. Adjusted EPS for any period prior to the 2015 Merger Date includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. We believe Adjusted EPS provides important comparability of underlying operating results, allowing investors and management to assess operating performance on a consistent basis.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Impact of Currency	Organic Net Sales	Price	Volume/Mix
2017 (52 weeks)
United States	$18,353	$—	$18,353
Canada	2,190	42	2,148
Europe	2,393	8	2,385
Rest of World	3,296	13	3,283
	$26,232	$63	$26,169

2016 (52 weeks)
United States	$18,641	$—	$18,641
Canada	2,309	—	2,309
Europe	2,366	—	2,366
Rest of World	3,171	55	3,116
	$26,487	$55	$26,432

Year-over-year growth rates
United States	(1.5)%	0.0 pp	(1.5)%	0.4 pp	(1.9) pp
Canada	(5.2)%	1.8 pp	(7.0)%	(1.7) pp	(5.3) pp
Europe	1.1%	0.3 pp	0.8%	(0.9) pp	1.7 pp
Rest of World	3.9%	(1.5) pp	5.4%	4.6 pp	0.8 pp
Kraft Heinz	(1.0)%	0.0 pp	(1.0)%	0.5 pp	(1.5) pp

The Kraft Heinz Company
Reconciliation of Pro Forma Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Pro Forma Net Sales(a)	Impact of Currency	Impact of Divestitures	Impact of 53rd Week	Organic Net Sales	Price	Volume/Mix
2016 (52 weeks)
United States	$18,641	$—	$—	$—	$18,641
Canada	2,309	(84)	—	—	2,393
Europe	2,366	(154)	—	—	2,520
Rest of World	3,171	(92)	—	—	3,263
	$26,487	$(330)	$—	$—	$26,817

2015 (53 weeks)
United States	$18,932	$—	$—	$233	$18,699
Canada	2,386	—	—	27	2,359
Europe	2,657	—	42	27	2,588
Rest of World	3,472	351	—	39	3,082
	$27,447	$351	$42	$326	$26,728

Year-over-year growth rates
United States	(1.5)%	0.0 pp	0.0 pp	(1.2) pp	(0.3)%	0.2 pp	(0.5) pp
Canada	(3.2)%	(3.5) pp	0.0 pp	(1.1) pp	1.4%	0.6 pp	0.8 pp
Europe	(11.0)%	(5.8) pp	(1.6) pp	(1.0) pp	(2.6)%	(2.5) pp	(0.1) pp
Rest of World	(8.7)%	(13.2) pp	0.0 pp	(1.4) pp	5.9%	3.2 pp	2.7 pp
Kraft Heinz	(3.5)%	(2.5) pp	(0.1) pp	(1.2) pp	0.3%	0.3 pp	0.0 pp

(a)
There were no pro forma adjustments for 2016, as Kraft and Heinz were a combined company for the entire period. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

The Kraft Heinz Company
Reconciliation of Pro Forma Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Pro forma net income/(loss)(a)	$10,990	$3,642	$1,774
Interest expense	1,234	1,134	1,528
Other expense/(income), net	9	(15)	289
Provision for/(benefit from) income taxes	(5,460)	1,381	944
Operating income	6,773	6,142	4,535
Depreciation and amortization (excluding integration and restructuring expenses)	583	536	779
Integration and restructuring expenses	457	1,012	1,117
Merger costs	—	30	194
Unrealized losses/(gains) on commodity hedges	19	(38)	(41)
Impairment losses	49	53	58
Losses/(gains) on sale of business	—	—	(21)
Nonmonetary currency devaluation	—	4	57
Equity award compensation expense (excluding integration and restructuring expenses)	49	39	61
Adjusted EBITDA	$7,930	$7,778	$6,739

(a)
There were no pro forma adjustments for 2017 or 2016, as Kraft and Heinz were a combined company for these periods. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

The Kraft Heinz Company
Reconciliation of Pro Forma Diluted EPS to Adjusted EPS
(Unaudited)

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Pro forma diluted EPS(a)	$8.95	$2.81	$0.70
Integration and restructuring expenses(b)(c)	0.26	0.57	0.61
Merger costs(b)(d)	—	0.02	0.49
Unrealized losses/(gains) on commodity hedges(b)(c)	0.01	(0.02)	(0.02)
Impairment losses(b)(c)	0.03	0.03	0.03
Losses/(gains) on sale of business(b)(c)	—	—	(0.01)
Nonmonetary currency devaluation(b)(e)	0.03	0.02	0.24
Preferred dividend adjustment(f)	—	(0.10)	0.15
U.S. Tax Reform(g)	(5.73)	—	—
Adjusted EPS	$3.55	$3.33	$2.19

(a)
There were no pro forma adjustments for 2017 or 2016, as Kraft and Heinz were a combined company for these periods. See the Supplemental Unaudited Pro Forma Condensed Combined Financial Information at the end of this item.

(b)	Income tax expense associated with these items is based on applicable jurisdictional tax rates and deductibility assessments of individual items.

(c)	Refer to the reconciliation of pro forma net income/(loss) to Adjusted EBITDA for the related gross expenses.

(d)	Merger costs included the following gross expenses:

•	Expenses recorded in cost of products sold were $2 million in 2016 and $6 million in 2015 (there were no such expenses in 2017);

•	Expenses recorded in SG&A were $28 million in 2016 and $188 million in 2015 (there were no such expenses in 2017);

•	Expenses recorded in interest expense were $466 million in 2015 (there were no such expenses in 2017 or 2016); and,

•	Expenses recorded in other expense/(income), net, were $144 million in 2015 (there were no such expenses in 2017 or 2016).

(e)	Nonmonetary currency devaluation included the following gross expenses:

•	Expenses recorded in cost of products sold were $4 million in 2016 and $57 million in 2015 (there were no such expenses in 2017); and

•	Expenses recorded in other expense/(income), net, were $36 million in 2017, $24 million in 2016, and $234 million in 2015.

(f)
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

(g)
U.S. Tax Reform included a tax benefit of $7.0 billion in 2017 related to enactment of the Tax Cuts and Jobs Act by the U.S. government on December 22, 2017. There were no such expenses in 2016 or 2015. See Overview at the beginning of this item for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks from adverse changes in commodity prices, foreign exchange rates, interest rates, and production costs. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that volatility in these markets may have on our operating results. We maintain risk management policies that principally use derivative financial instruments to reduce significant, unanticipated fluctuations in earnings and cash flows that may arise from variations in commodity prices, foreign currency exchange rates, and interest rates. See Note 1, Background and Basis of Presentation, and Note 11, Financial Instruments, to the consolidated financial statements for details of our market risk management policies and the financial instruments used to hedge those exposures.
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
Effect of Hypothetical 10% Fluctuation in Market Prices:
The potential gain or loss on the fair value of our outstanding commodity contracts, foreign exchange contracts, cross-currency, and swap contracts, assuming a hypothetical 10% fluctuation in commodity prices, currency rates, and swap rates, would be (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)
Commodity contracts	$23	$39
Foreign currency contracts	173	179
Cross-currency swap contracts	287	306
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of The Kraft Heinz Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kraft Heinz Company and its subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 30, 2017, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it presents cash receipts relating to beneficial interests obtained in securitized trade receivables in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 16, 2018

We have served as the Company’s or its predecessor’s auditor since 1979.

The Kraft Heinz Company
Consolidated Statements of Income
(in millions, except per share data)

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Net sales	$26,232	$26,487	$18,338
Cost of products sold	16,529	16,901	12,577
Gross profit	9,703	9,586	5,761
Selling, general and administrative expenses	2,930	3,444	3,122
Operating income	6,773	6,142	2,639
Interest expense	1,234	1,134	1,321
Other expense/(income), net	9	(15)	305
Income/(loss) before income taxes	5,530	5,023	1,013
Provision for/(benefit from) income taxes	(5,460)	1,381	366
Net income/(loss)	10,990	3,642	647
Net income/(loss) attributable to noncontrolling interest	(9)	10	13
Net income/(loss) attributable to Kraft Heinz	10,999	3,632	634
Preferred dividends	—	180	900
Net income/(loss) attributable to common shareholders	$10,999	$3,452	$(266)
Per share data applicable to common shareholders:
Basic earnings/(loss)	$9.03	$2.84	$(0.34)
Diluted earnings/(loss)	8.95	2.81	(0.34)
Dividends declared	2.45	2.35	1.70

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Comprehensive Income
(in millions)

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Net income/(loss)	$10,990	$3,642	$647
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	1,184	(986)	(1,604)
Net deferred gains/(losses) on net investment hedges	(353)	226	506
Net actuarial gains/(losses) arising during the period	69	(40)	23
Prior service credits/(costs) arising during the period	17	97	923
Reclassification of net postemployment benefit losses/(gains)	(309)	(207)	(85)
Net deferred gains/(losses) on cash flow hedges	(113)	46	(6)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	85	(87)	120
Total other comprehensive income/(loss)	580	(951)	(123)
Total comprehensive income/(loss)	11,570	2,691	524
Comprehensive income/(loss) attributable to noncontrolling interest	(3)	16	(13)
Comprehensive income/(loss) attributable to Kraft Heinz	$11,573	$2,675	$537

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Balance Sheets
(in millions, except per share data)

	December 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,629	$4,204
Trade receivables (net of allowances of $23 at December 30, 2017 and $20 at December 31, 2016)	921	769
Sold receivables	353	129
Income taxes receivable	582	260
Inventories	2,815	2,684
Other current assets	966	707
Total current assets	7,266	8,753
Property, plant and equipment, net	7,120	6,688
Goodwill	44,824	44,125
Intangible assets, net	59,449	59,297
Other assets	1,573	1,617
TOTAL ASSETS	$120,232	$120,480
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$460	$645
Current portion of long-term debt	2,743	2,046
Trade payables	4,449	3,996
Accrued marketing	680	749
Accrued postemployment costs	51	157
Income taxes payable	152	255
Interest payable	419	415
Other current liabilities	1,178	1,238
Total current liabilities	10,132	9,501
Long-term debt	28,333	29,713
Deferred income taxes	14,076	20,848
Accrued postemployment costs	427	2,038
Other liabilities	1,017	806
TOTAL LIABILITIES	53,985	62,906
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	6	—
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,221 shares issued and 1,219 shares outstanding at December 30, 2017; 1,219 shares issued and 1,217 shares outstanding at December 31, 2016)	12	12
Additional paid-in capital	58,711	58,593
Retained earnings/(deficit)	8,589	588
Accumulated other comprehensive income/(losses)	(1,054)	(1,628)
Treasury stock, at cost (2 shares at December 30, 2017 and 2 shares at December 31, 2016)	(224)	(207)
Total shareholders' equity	66,034	57,358
Noncontrolling interest	207	216
TOTAL EQUITY	66,241	57,574
TOTAL LIABILITIES AND EQUITY	$120,232	$120,480

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Warrants	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 28, 2014	$4	$367	$7,320	$—	$(574)	$—	$219	$7,336
Net income/(loss) excluding redeemable noncontrolling interest	—	—	—	634	—	—	13	647
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	—	(97)	—	(18)	(115)
Dividends declared-Series A Preferred Stock	—	—	(360)	(540)	—	—	—	(900)
Dividends declared-common stock	—	—	(1,972)	(92)	—	—	—	(2,064)
Dividends declared-noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Exercise of warrants	—	(367)	367	—	—	—	—	—
Issuance of common stock to Sponsors	2	—	9,998	—	—	—	—	10,000
Acquisition of Kraft Foods Group, Inc.	6	—	42,849	—	—	—	—	42,855
Exercise of stock options, issuance of other stock awards, and other	—	—	173	(2)	—	(31)	—	140
Balance at January 3, 2016	12	—	58,375	—	(671)	(31)	208	57,893
Net income/(loss) excluding redeemable noncontrolling interest	—	—	—	3,632	—	—	10	3,642
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	—	(957)	—	6	(951)
Dividends declared-Series A Preferred Stock	—	—	—	(180)	—	—	—	(180)
Dividends declared-common stock	—	—	—	(2,862)	—	—	—	(2,862)
Dividends declared-noncontrolling interest	—	—	—	—	—	—	(8)	(8)
Exercise of stock options, issuance of other stock awards, and other	—	—	218	(2)	—	(176)	—	40
Balance at December 31, 2016	12	—	58,593	588	(1,628)	(207)	216	57,574
Net income/(loss) excluding redeemable noncontrolling interest	—	—	—	10,999	—	—	(5)	10,994
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	—	574	—	6	580
Dividends declared-common stock	—	—	—	(2,988)	—	—	—	(2,988)
Dividends declared-noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Exercise of stock options, issuance of other stock awards, and other	—	—	118	(10)	—	(17)	—	91
Balance at December 30, 2017	$12	$—	$58,711	$8,589	$(1,054)	$(224)	$207	$66,241

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$10,990	$3,642	$647
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	1,036	1,337	740
Amortization of postretirement benefit plans prior service costs/(credits)	(328)	(333)	(112)
Amortization of inventory step-up	—	—	347
Equity award compensation expense	46	46	133
Deferred income tax provision/(benefit)	(6,467)	(29)	(317)
Pension and postretirement benefit plan contributions	(1,518)	(344)	(286)
Impairment losses on indefinite-lived intangible assets	49	—	58
Nonmonetary currency devaluation	36	24	234
Write-off of debt issuance costs	2	—	236
Other items, net	76	(134)	225
Changes in current assets and liabilities:
Trade receivables	(2,629)	(2,055)	(915)
Inventories	(251)	(130)	25
Accounts payable	464	943	(119)
Other current assets	(67)	(42)	114
Other current liabilities	(912)	(276)	262
Net cash provided by/(used for) operating activities	527	2,649	1,272
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	2,286	2,589	1,331
Capital expenditures	(1,217)	(1,247)	(648)
Payments to acquire Kraft Foods Group, Inc., net of cash acquired	—	—	(9,468)
Proceeds from net investment hedges	6	91	488
Other investing activities, net	81	19	(12)
Net cash provided by/(used for) investing activities	1,156	1,452	(8,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,644)	(86)	(12,314)
Proceeds from issuance of long-term debt	1,496	6,981	14,834
Debt prepayment and extinguishment costs	—	—	(105)
Debt issuance costs	(6)	(53)	(98)
Proceeds from issuance of commercial paper	6,043	6,680	—
Repayments of commercial paper	(6,249)	(6,043)	—
Proceeds from issuance of common stock to Sponsors	—	—	10,000
Dividends paid-Series A Preferred Stock	—	(180)	(900)
Dividends paid-common stock	(2,888)	(3,584)	(1,302)
Redemption of Series A Preferred Stock	—	(8,320)	—
Other financing activities, net	22	(16)	(68)
Net cash provided by/(used for) financing activities	(4,226)	(4,621)	10,047
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	57	(137)	(408)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(2,486)	(657)	2,602
Balance at beginning of period	4,255	4,912	2,310
Balance at end of period	$1,769	$4,255	$4,912

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Non-cash investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$2,519	$2,213	$1,609
Cash paid during the period for:
Interest	$1,269	$1,176	$704
Income taxes	1,206	1,619	577

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
Organization
On July 2, 2015 (the “2015 Merger Date”), through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company (“Kraft Heinz”). Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. ("Berkshire Hathaway") and 3G Global Food Holdings, L.P. (“3G Capital”) (together, the "Sponsors"), following their acquisition of H. J. Heinz Company (the “2013 Merger”) on June 7, 2013. See Note 2, Merger and Acquisition, for additional information on the 2015 Merger.
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
The Sponsors initially owned 850 million shares of common stock in Heinz. Berkshire Hathaway also held a warrant to purchase 46 million additional shares of common stock, which it exercised in June 2015. Additionally, in connection with the 2013 Merger, we issued an $8.0 billion preferred stock investment in Heinz which entitled Berkshire Hathaway to a 9.00% annual dividend. Prior to, but in connection with, the 2015 Merger, the Sponsors made equity investments whereby they purchased an additional 500 million newly issued shares of Heinz common stock for an aggregate purchase price of $10.0 billion.
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
Translation of Foreign Currencies:
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of accumulated other comprehensive income/(losses) on the balance sheet. Gains and losses from foreign currency transactions are included in net income/(loss) for the period.

Highly Inflationary Accounting:
We apply highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100 percent. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income/(loss), rather than accumulated other comprehensive income/(losses) on the balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. We apply highly inflationary accounting to the results of our Venezuelan subsidiary.
Cash and Cash Equivalents:
Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.
Inventories:
Inventories are stated at the lower of cost or net realizable value. We value inventories primarily using the average cost method.
Property, Plant and Equipment:
Property, plant and equipment are stated at historical cost and depreciated on the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from three to 20 years and buildings and improvements over periods up to 40 years. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years. We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then one or more of our reporting units or intangible assets might become impaired in the future. Additionally, as goodwill and intangible assets associated with recently acquired businesses are recorded on the balance sheet at their estimated acquisition date fair values, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.
We performed our annual impairment testing in the second quarter of 2017. See Note 7, Goodwill and Intangible Assets, for additional information.
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

Advertising, Consumer Incentives, and Trade Promotions:
We promote our products with advertising, consumer incentives, and trade promotions. Consumer incentives and trade promotions include, but are not limited to, discounts, coupons, rebates, performance based in-store display activities, and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization, redemption rates, or current period experience factors. We review and adjust these estimates each quarter based on actual experience and other information.
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We review and adjust these estimates each quarter based on actual experience and other information. We recorded advertising expenses of $629 million in 2017, $708 million in 2016, and $464 million in 2015.
Research and Development Expense:
We expense costs as incurred for product research and development within SG&A. Research and development expense was approximately $93 million in 2017, $120 million in 2016, and $105 million in 2015.
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
Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others are not designated as hedging instruments and are marked to market through earnings. The effective portion of gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income/(losses) and are recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item. We also designate certain derivatives and non-derivatives as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. The fair value of these derivatives and remeasurements of our non-derivatives designated as net investment hedges are calculated each period with changes reported in foreign currency translation adjustment within accumulated other comprehensive income/(losses). Such amounts will remain in accumulated other comprehensive income/(losses) until the complete or substantially complete liquidation of our investment in the underlying foreign operations. The income statement classification of gains and losses related to derivative instruments not designated as hedging instruments is determined based on the underlying intent of the contracts. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. All other cash flows related to derivative instruments are generally classified within operating activities. For additional information on derivative activity within our operating results, see Note 11, Financial Instruments.
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
Foreign currency cash flow hedges:
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
Net investment hedges:
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We manage this risk by utilizing derivative and non-derivative instruments, including cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges.
Interest rate cash flow hedges:
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
Commodity derivatives:
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
New Accounting Pronouncements
Accounting Standards Adopted in the Current Year:
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2016-09 related to equity-based award accounting and presentation. Under this guidance, excess tax benefits upon the exercise of share- based payment awards are recognized in our tax provision rather than within equity. Cash flows related to excess tax benefits are classified as operating activities rather than financing activities. Additionally, cash flows related to employee tax withholdings on restricted share vesting are classified as financing activities. This ASU became effective in the first quarter of 2017. We adopted the guidance related to excess tax benefits on a prospective basis. As a result, we recognized a tax benefit of $22 million in our consolidated statement of income for 2017 related to our excess tax benefits upon the exercise of share-based payment awards. We retrospectively adopted the guidance related to cash flow classification of employee tax withholdings on restricted share vesting. This guidance did not have a material impact on our consolidated statement of cash flows for 2016. The impact on our consolidated statement of cash flows for 2015 was a $31 million decrease to cash flows provided by financing activities and a corresponding increase to cash flows provided by operating activities. Our equity award compensation cost continues to reflect estimated forfeitures.
In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash payments and cash receipts on the statement of cash flows. This ASU provided guidance on eight specific cash flow classification matters, which must be adopted in the same period using a retrospective transition method. We early adopted this ASU in the first quarter of 2017. We now classify consideration received for beneficial interest obtained for transferring trade receivables in securitization transactions as investing activities instead of operating activities. Accordingly, we reclassified cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized) to cash provided by investing activities (from cash provided by operating activities). The impact on our consolidated statement of cash flows was $2.6 billion for 2016, and $1.3 billion for 2015. In connection with the adoption of ASU 2016-15, we also corrected other immaterial cash flow misstatements within operating activities, which had misstated the amount of beneficial interest obtained in the non-cash exchange from the securitization of trade receivables. Additionally, we now classify cash payments for debt prepayment and debt extinguishment costs as cash outflows from financing activities rather than cash outflows from operating activities. The impact on our consolidated statement of cash flows for 2015 was a $105 million decrease to cash provided by financing activities and a corresponding increase to cash provided by operating activities. There was no impact on our consolidated statement of cash flows for 2016.
In November 2016, the FASB issued ASU 2016-18 requiring the statement of cash flows to explain the change in restricted cash and restricted cash equivalents, in addition to cash and cash equivalents. We early adopted this ASU in the first quarter of 2017. Accordingly, we restated our cash and cash equivalents balances in the consolidated statements of cash flows to include restricted cash of $51 million at December 31, 2016, $75 million at January 3, 2016, and $12 million at December 28, 2014. Additionally, cash provided by investing activities in 2016 decreased by $24 million and cash used for investing activities in 2015 decreased by $64 million. As required by the ASU, we have provided a reconciliation from cash and cash equivalents as presented on our condensed consolidated balance sheets to cash, cash equivalents, and restricted cash as reported on our condensed consolidated statements of cash flows. See Note 4, Restricted Cash, for this reconciliation, as well as a discussion of the nature of our restricted cash balances.
Accounting Standards Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, which superseded previously existing revenue recognition guidance. Under this ASU, companies will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the company expects to be entitled to in exchange for those goods or services. This ASU will be effective beginning in the first quarter of our fiscal year 2018. The ASU may be applied using a full retrospective method or a modified retrospective transition method, with a cumulative-effect adjustment as of the date of adoption. The ASU also provides for certain practical expedients, including the option to expense as incurred the incremental costs of obtaining a contract, if the contract period is for one year or less. We plan to use this practical expedient upon adoption of this ASU; the impact is expected to be insignificant as this expedient aligns with our current practice. Additionally, we plan to make the following policy elections upon adoption of this ASU in the first quarter of 2018: (i) we will account for shipping and handling costs as contract fulfillment costs, and (ii) we will exclude taxes imposed on and collected from customers in revenue producing transactions (e.g, sales, use, and value added taxes) from the transaction price. We expect that the impact of adopting this guidance will be immaterial to our financial statements and related disclosures. There will be no impact to net income upon adoption of this ASU. We will adopt this ASU using the full retrospective method on the first day of our fiscal year 2018.

In February 2016, the FASB issued ASU 2016-02, which superseded previously existing leasing guidance. The ASU is intended to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The new guidance requires lessees to reflect most leases on their balance sheets as assets and obligations. This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. While we are still evaluating the impact this ASU will have on our financial statements and related disclosures, we have completed our scoping reviews and have made progress in our assessment phase. We have identified our significant leases by geography and by asset type as well as our leasing processes which will be impacted by the new standard. Furthermore, we have developed a data extraction strategy, made significant progress on lease data collection efforts, and identified an accounting system to support the future state leasing process. We have also made progress in developing the policy elections we will make upon adoption. We expect that our financial statement disclosures will be expanded to present additional details of our leasing arrangements. At this time, we are unable to reasonably estimate the expected increase in assets and liabilities on our condensed consolidated balance sheets upon adoption. We will adopt this ASU on the first day of our fiscal year 2019.
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
In January 2017, the FASB issued ASU 2017-01 clarifying the definition of a business used in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU provides a screen for entities to determine if an integrated set of assets and activities (“set”) is not a business. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If this screen is not met, the entity then determines if the set meets the minimum requirement of a business. For a set to be a business, it must include an input and a substantive process which together significantly contribute to the ability to create outputs. The current guidance does not specify the minimum processes that are required for a set be a business. The ASU also updates the definition of outputs to be the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues. This ASU will be effective beginning in the first quarter of our fiscal year 2018 and must be adopted on a prospective basis. We will adopt this ASU on the first day of our fiscal year 2018. We currently expect the adoption of this ASU to result in more transactions accounted for as asset acquisitions or disposals. We currently cannot reasonably estimate the impact that adoption of this ASU will have on our financial statements and related disclosures as it will depend on the facts and circumstances of individual transactions.

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

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Increase/(decrease) to cost of products sold	$558	$373	$202
Increase/(decrease) to selling, general and administrative expenses	78	93	(30)
Increase/(decrease) to operating income(a)	(636)	(466)	(172)

(a)
Includes amortization of prior service costs/(credits), curtailments, special/contractual termination benefits, and certain settlements. These components of net pension and postretirement cost/(benefit) are excluded from Segment Adjusted EBITDA and totaled approximately $(480) million in 2017, $(340) million in 2016, and $(120) million in 2015.

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
The 2015 Merger resulted in $30.5 billion of non tax deductible goodwill relating principally to synergies expected to be achieved from the combined operations and planned growth in new markets. Goodwill has been allocated to our segments as shown in Note 7, Goodwill and Intangible Assets.
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
Pro Forma Results:
Our unaudited pro forma results, prepared in accordance with ASC 805, as if Kraft had been acquired as of December 30, 2013 were (in millions, except per share data):

January 3, 2016 (53 weeks)
Net sales	$27,447
Net income	1,761
Basic earnings per share	0.72
Diluted earnings per share	0.70
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
The unaudited pro forma results do not include any anticipated cost savings or other effects of future restructuring efforts. Unaudited pro forma amounts are not necessarily indicative of results had the 2015 Merger occurred on December 30, 2013 or of future results.
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
We expect to incur pre-tax costs of approximately $2.1 billion related to the Integration Program. These pre-tax costs are comprised of the following categories:

•	Organization costs (approximately $400 million) associated with streamlining and simplifying our operating structure, resulting in workforce reduction (primarily severance and employee benefit costs).

•
Footprint costs (approximately $1.3 billion) associated with optimizing our production and supply chain network, resulting in workforce reduction and facility closures and consolidations (primarily asset-related costs and severance and employee benefit costs).

•
Other costs (approximately $400 million) incurred as a direct result of integration activities, including other exit costs (primarily lease and contract terminations) and other implementation costs (primarily professional services and other third-party fees).

Approximately 60% of the Integration Program costs will be reflected in cost of products sold and approximately 60% will be cash expenditures.
In 2017, we substantially completed our Integration Program. Overall, as part of the Integration Program, we have closed net six factories and consolidated our distribution network. We expect to eliminate approximately 5,200 positions, 4,900 of whom have left the Company as of December 30, 2017. The Integration Program liability at December 30, 2017 related primarily to the elimination of general salaried and factory positions across the United States and Canada.
As of December 30, 2017, we have incurred cumulative costs of $2,055 million, including $339 million in 2017, $887 million in 2016, and $829 million in 2015. The $2,055 million of cumulative costs included $539 million of severance and employee benefit costs, $858 million of non-cash asset-related costs, $550 million of other implementation costs, and $108 million of other exit costs. The related amounts incurred in 2017 were a $142 million credit related to severance and employee benefit costs, $208 million of non-cash asset-related costs, $260 million of other implementation costs, and $13 million of other exit costs.
We expect to incur further Integration Program costs in 2018.
Our liability balance for Integration Program costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 31, 2016	$99	$10	$109
Charges/(credits)	(142)	13	(129)
Cash payments	(70)	(7)	(77)
Non-cash utilization	137	6	143
Balance at December 30, 2017	$24	$22	$46
(a) Other exit costs primarily consist of lease and contract terminations.
We expect that a substantial portion of the liability for severance and employee benefit costs as of December 30, 2017 to be paid in 2018. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2019 and 2026.
Restructuring Activities:
In addition to our Integration Program in North America, we have a small number of other restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. Related to these programs, approximately 600 employees left the Company in 2017. These programs resulted in expenses of $118 million in 2017, including $50 million of severance and employee benefit costs, $10 million of non-cash asset-related costs, $48 million of other implementation costs, and $10 million of other exit costs. Other restructuring program expenses totaled $125 million in 2016 and $194 million in 2015.

Our liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 31, 2016	$12	$25	$37
Charges/(credits)	50	10	60
Cash payments	(38)	(9)	(47)
Non-cash utilization	(8)	(1)	(9)
Balance at December 30, 2017	$16	$25	$41
(a) Other exit costs primarily consist of lease and contract terminations.
We expect that a substantial portion of the liability for severance and employee benefit costs as of December 30, 2017 to be paid in 2018. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2018 and 2026.
Total Integration and Restructuring:
Total expenses related to the Integration Program and restructuring activities recorded in cost of products sold and SG&A were (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Severance and employee benefit costs - COGS	$(130)	$53	$119
Severance and employee benefit costs - SG&A	38	104	519
Asset-related costs - COGS	190	496	186
Asset-related costs - SG&A	28	41	7
Other costs - COGS	264	162	99
Other costs - SG&A	67	156	93
	$457	$1,012	$1,023
We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA (as defined in Note 19, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
United States	$292	$759	$790
Canada	34	45	47
Europe	54	85	142
Rest of World	14	6	12
General corporate expenses	63	117	32
	$457	$1,012	$1,023

Note 4. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows (in millions):

	December 30, 2017	December 31, 2016
Cash and cash equivalents	$1,629	$4,204
Restricted cash included in other assets (current)	140	42
Restricted cash included in other assets (noncurrent)	—	9
Cash, cash equivalents, and restricted cash	$1,769	$4,255
Our restricted cash primarily relates to withholding taxes on our common stock dividends to our only significant international shareholder, 3G Capital.
Note 5. Inventories
Inventories consisted of the following (in millions):

	December 30, 2017	December 31, 2016
Packaging and ingredients	$560	$542
Work in process	439	388
Finished product	1,816	1,754
Inventories	$2,815	$2,684
Note 6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	December 30, 2017	December 31, 2016
Land	$250	$264
Buildings and improvements	2,232	1,884
Equipment and other	5,364	4,770
Construction in progress	1,368	1,600
	9,214	8,518
Accumulated depreciation	(2,094)	(1,830)
Property, plant and equipment, net	$7,120	$6,688
Note 7. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	Canada	Europe	Rest of World	Total
Balance at December 31, 2016	$33,696	$4,913	$2,778	$2,738	$44,125
Translation adjustments and other	4	333	281	81	699
Balance at December 30, 2017	$33,700	$5,246	$3,059	$2,819	$44,824
We test goodwill for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2017 annual impairment test as of April 2, 2017. As a result of our 2017 annual impairment test, there was no impairment of goodwill. Each of our goodwill reporting units had excess fair value over its carrying value of at least 10% as of April 2, 2017.

Our goodwill balance consists of 18 reporting units and had an aggregate carrying value of $44.8 billion as of December 30, 2017. As a majority of our goodwill was recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there was not a significant excess of fair values over carrying values as of April 2, 2017. We have a risk of future impairment to the extent that individual reporting unit performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred during the period ended December 30, 2017 that indicated it was more likely than not that our goodwill was impaired. There were no accumulated impairment losses to goodwill as of December 30, 2017.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 31, 2016	$53,307
Translation adjustments	397
Impairment losses on indefinite-lived intangible assets	(49)
Balance at December 30, 2017	$53,655
We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2017 annual impairment test as of April 2, 2017. As a result of our 2017 annual impairment test, we recognized a non-cash impairment loss of $49 million in SG&A in 2017. This loss was due to continued declines in nutritional beverages in India. The loss was recorded in our Europe segment as the related trademark is owned by our Italian subsidiary. Each of our other brands had excess fair value over its carrying value of at least 10% as of April 2, 2017.
Our indefinite-lived intangible assets primarily consist of a large number of individual brands and had an aggregate carrying value of $53.7 billion as of December 30, 2017. As a majority of our indefinite-lived intangible assets were recently recorded in connection with the 2013 Merger and the 2015 Merger, representing fair values as of those merger dates, there was not a significant excess of fair values over carrying values as of April 2, 2017. We have a risk of future impairment to the extent individual brand performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future. No events occurred during the period ended December 30, 2017 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired.
There was no impairment of indefinite-lived intangible assets as a result of our 2016 testing. In 2015, we recognized non-cash impairment losses of $58 million in SG&A, primarily related to declines within frozen soup in the United States, frozen meals and snacks primarily in the United Kingdom, and pasta sauce in the United States and Canada.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	December 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,386	$(288)	$2,098	$2,337	$(172)	$2,165
Customer-related assets	4,231	(544)	3,687	4,184	(369)	3,815
Other	14	(5)	9	13	(3)	10
	$6,631	$(837)	$5,794	$6,534	$(544)	$5,990
Amortization expense for definite-lived intangible assets was $279 million in 2017, $268 million in 2016, and $178 million in 2015. Aside from amortization expense, the changes in definite-lived intangible assets from December 31, 2016 to December 30, 2017 primarily reflect the impact of foreign currency. We estimate that amortization expense related to definite-lived intangible assets will be approximately $272 million for the next twelve months and approximately $270 million for each of the four years thereafter.

Note 8. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted by the U.S. federal government. The legislation significantly changed U.S. tax law by, among other things, lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, implementing a territorial tax system, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 30, 2017. In addition, there are many new provisions, including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”). The two material items that impacted us in 2017 were the corporate tax rate reduction and the one-time toll charge. While the corporate tax rate reduction is effective January 1, 2018, we accounted for this anticipated rate change in 2017, the period of enactment.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. When the initial accounting for U.S Tax Reform impacts is incomplete, we may include provisional amounts when reasonable estimates can be made or continue to apply the prior tax law if a reasonable estimate cannot be made. We have estimated the provisional tax impacts related to the toll charge, certain components of the revaluation of deferred tax assets and liabilities, including depreciation and executive compensation, and the change in our indefinite reinvestment assertion. As a result, we recognized a net tax benefit of approximately $7.0 billion, including a reasonable estimate of our deferred income tax benefit of approximately $7.5 billion related to the corporate rate change, which was partially offset by a reasonable estimate of $312 million for the toll charge and approximately $125 million for other tax expenses, including a change in our indefinite reinvestment assertion. We have elected to account for the tax on GILTI as a period cost and thus have not adjusted any of the deferred tax assets and liabilities of our foreign subsidiaries for U.S. Tax Reform. The ultimate impact may differ from these provisional amounts due to gathering additional information to more precisely compute the amount of tax, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and actions we may take. We expect to finalize accounting for the impacts of U.S. Tax Reform when the 2017 U.S. corporate income tax return is filed in 2018.
In connection with U.S. Tax Reform, we have also reassessed our international investment assertions and no longer consider the historic earnings of our foreign subsidiaries as of December 30, 2017 to be indefinitely reinvested. We have made a reasonable estimate of local country withholding taxes that would be owed when our historic earnings are distributed. As a result, we have recorded deferred income taxes of $96 million on approximately $1.2 billion of historic earnings.
Income/(loss) before income taxes and the provision for/(benefit from) income taxes, consisted of the following (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Income/(loss) before income taxes:
United States	$3,876	$3,358	$(13)
International	1,654	1,665	1,026
Total	$5,530	$5,023	$1,013

Provision for/(benefit from) income taxes:
Current:
U.S. federal	$757	$1,095	$427
U.S. state and local	(46)	76	22
International	296	239	234
	1,007	1,410	683
Deferred:
U.S. federal	(6,570)	31	(173)
U.S. state and local	101	(60)	(70)
International	2	—	(74)
	(6,467)	(29)	(317)
Total provision for/(benefit from) income taxes	$(5,460)	$1,381	$366

Tax benefits related to the exercise of stock options and other equity instruments recorded directly to additional paid-in capital totaled $30 million in 2016 and $10 million in 2015. In the first quarter of 2017, we prospectively adopted ASU 2016-09. We now record tax benefits related to the exercise of stock options and other equity instruments within our tax provision, rather than within equity. Accordingly, we recognized a tax benefit of $22 million within our 2017 statement of income related to tax benefits upon the exercise of stock options and other equity instruments.
The effective tax rate on income/(loss) before income taxes differed from the U.S. federal statutory tax rate for the following reasons:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
Tax on income of foreign subsidiaries	(4.7)%	(3.6)%	(11.8)%
Domestic manufacturing deduction	(1.5)%	(1.9)%	(2.9)%
U.S. state and local income taxes, net of federal tax benefit	1.1%	0.8%	(0.6)%
Earnings repatriation	0.4%	0.4%	21.9%
Tax exempt income	(0.7)%	(3.3)%	(10.9)%
Deferred tax effect of statutory tax rate changes	0.3%	(2.0)%	(10.4)%
Audit settlements and changes in uncertain tax positions	(0.1)%	1.8%	6.2%
Venezuela nondeductible devaluation loss	—%	0.2%	9.9%
Impact of U.S. Tax Reform	(127.3)%	—%	—%
Other	(1.2)%	0.1%	(0.2)%
Effective tax rate	(98.7)%	27.5%	36.2%
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment; accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, the calculation of the percentage point impact of U.S. Tax Reform, domestic manufacturing deductions, tax exempt income, uncertain tax positions and other items on the effective tax rate shown in the table above are affected by income/(loss) before income taxes. Fluctuations in the amount of income generated across locations around the world could impact comparability of reconciling items between periods.
The tax provision for the 2017 tax year benefited from U.S. Tax Reform enacted on December 22, 2017. The related income tax benefit of 127.3% in 2017 primarily reflects adjustments to our deferred tax positions for the lower federal income tax rate, partially offset by our provision for the one-time toll charge.
Due to the 2015 Merger, the tax provision for 2016 reflected a much greater percentage of U.S. income, which unfavorably impacted the effective tax rate compared to 2015. The tax provision for the 2015 tax year benefited from a favorable jurisdictional income mix and from impairment losses recorded in the U.S.
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

The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following (in millions):

	December 30, 2017	December 31, 2016
Deferred income tax liabilities:
Intangible assets, net	$13,637	$20,946
Property, plant and equipment, net	641	1,035
Other	293	532
Deferred income tax liabilities	14,571	22,513
Deferred income tax assets:
Benefit plans	(212)	(1,025)
Other	(428)	(782)
Deferred income tax assets	(640)	(1,807)
Valuation allowance	80	89
Net deferred income tax liabilities	$14,011	$20,795
The $9 million decrease in our valuation allowance in 2017 reflects the impact of releasing valuation allowances for foreign net operating losses and foreign tax credits that we anticipate being able to utilize.
At December 30, 2017, foreign operating loss carryforwards totaled $336 million. Of that amount, $41 million expire between 2018 and 2037; the other $295 million do not expire. We have recorded $84 million of deferred tax assets related to these foreign operating loss carryforwards. Additionally, we have foreign operating loss carryforwards of $1.0 billion for which the realization of a tax benefit is considered remote and, as a result, we have recorded a full valuation allowance for the tax benefits. However, due to the remote likelihood of utilizing these losses, neither the deferred tax asset nor the offsetting valuation allowance has been presented in the table above. Deferred tax assets of $39 million have been recorded for U.S. state and local operating loss carryforwards. These losses expire between 2018 and 2037.
Deferred tax assets of $7 million have been recorded for U.S. foreign tax credit carryforwards. These credit carryforwards expire between 2020 and 2025.
At December 30, 2017, our unrecognized tax benefits for uncertain tax positions were $408 million. If we had recognized all of these benefits, the impact on our effective tax rate would have been $316 million. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $105 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process. Our unrecognized tax benefits for uncertain tax positions are included in income taxes payable (current liabilities) and other liabilities (long-term) on our consolidated balance sheets.
The changes in our unrecognized tax benefits were (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Balance at the beginning of the period	$389	$353	$71
Increases for tax positions of prior years	2	59	25
Decreases for tax positions of prior years	(35)	(18)	(9)
Increases based on tax positions related to the current year	135	62	33
Increases due to acquisitions of businesses	—	—	242
Decreases due to settlements with taxing authorities	(59)	(62)	—
Decreases due to lapse of statute of limitations	(24)	(5)	(9)
Balance at the end of the period	$408	$389	$353
Our unrecognized tax benefits increased during 2017 as a result of evaluating tax positions taken or expected to be taken on our federal, state, and foreign income tax returns. This increase was partially offset primarily as a result of audit settlements with federal, state and foreign taxing authorities and statute of limitations expirations.
In the third quarter of 2016, we reached an agreement with the IRS resolving all Kraft open matters related to the audits of taxable years 2012 through 2014. This settlement reduced our reserves for uncertain tax positions and resulted in a non-cash tax benefit of $42 million.

The gross unrecognized tax balance increased substantially for the year ended January 3, 2016 as a result of the 2015 Merger purchase accounting.
We include interest and penalties related to uncertain tax positions in our tax provision. Our provision for/(benefit from) income taxes included a $24 million benefit in 2017, $8 million expense in 2016, and $18 million expense in 2015 related to interest and penalties. Accrued interest and penalties were $57 million as of December 30, 2017 and $81 million as of December 31, 2016.
In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the Netherlands, the United Kingdom, and the United States. We have substantially concluded all national income tax matters through 2015 for the Netherlands, through 2014 for the United States, through 2012 for the United Kingdom, through 2011 for Australia, and through 2010 for Canada and Italy. We have substantially concluded all state income tax matters through 2007.
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
Note 9. Employees’ Stock Incentive Plans
Stock Incentive Plans
We issued equity-based awards from the following plans in 2017, 2016, and 2015:
2016 Omnibus Incentive Plan:
In April 2016, our Board of Directors approved the 2016 Omnibus Incentive Plan (“2016 Omnibus Plan”), which authorized grants of options, stock appreciation rights, restricted stock units (“RSUs”), deferred stock, performance awards, investment rights, other stock-based awards, and cash-based awards. This plan authorizes the issuance of up to 18 million shares of our common stock. We grant non-qualified stock options under the 2016 Omnibus Plan to select employees with a five-year cliff vesting. Such options have a maximum exercise term of 10 years.
2013 Omnibus Incentive Plan:
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
Kraft 2012 Performance Incentive Plan:
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

Stock Options
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
Our weighted average Black-Scholes fair value assumptions were:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Risk-free interest rate	2.25%	1.63%	1.70%
Expected term	7.5 years	7.5 years	6.3 years
Expected volatility	19.6%	22.0%	22.9%
Expected dividend yield	2.8%	3.1%	1.5%
Weighted average grant date fair value per share	$14.24	$12.48	$9.60
The risk-free interest rate represented the constant maturity U.S. Treasury rate in effect at the grant date, with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. Due to the lack of historical data for 2017 and 2016, we calculated expected life using the Safe Harbor method, which uses the weighted average vesting period and the contractual term of the options. In 2015, the weighted average expected life of options was based on consideration of historical exercise patterns adjusted for changes in the contractual term and exercise periods of the awards. In 2017 and 2016, volatility was estimated using a blended approach of implied volatility and peer volatility. Peer volatility was calculated as the average of the term-matched, leverage-adjusted historical volatilities of Colgate-Palmolive Co., The Coca-Cola Company, Mondelēz International, Altria Group, Inc., PepsiCo, Inc., and Unilever plc. In 2015, volatility was estimated based on a review of the equity volatilities of publicly-traded peer companies for a period commensurate with the expected life of the options. In 2017 and 2016, the expected dividend yield was estimated using the quarterly dividend divided by the three-month average stock price, annualized and continuously compounded. In 2015, dividend yield was estimated over the expected life of the options based on our stated dividend policy.
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
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Term
Outstanding at December 31, 2016	20,560,140	$37.39
Granted	1,579,040	88.98
Forfeited	(661,762)	52.50
Exercised	(2,187,854)	32.73
Outstanding at December 30, 2017	19,289,564	41.63	716	6 years
Exercisable at December 30, 2017	7,462,422	38.78	291	5 years

The aggregate intrinsic value of stock options exercised during the period was $124 million in 2017, $186 million in 2016, and $21 million in 2015.
Cash received from options exercised was $66 million in 2017, $140 million in 2016, and $29 million in 2015. The tax benefit realized from stock options exercised was $44 million in 2017, $68 million in 2016, and $12 million in 2015.
Our unvested stock options and related information was:

	Number of Stock Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at December 31, 2016	11,899,949	$8.26
Granted	1,579,040	14.24
Vested	(1,001,730)	15.09
Forfeited	(650,117)	9.89
Unvested options at December 30, 2017	11,827,142	8.36
Restricted Stock Units
Restricted stock units represent a right to receive one share or the value of one share upon the terms and conditions set forth in the plan and the applicable award agreement. Our RSUs include performance share units (“PSUs”) that are subject to achievement or satisfaction of performance conditions specified by the Compensation Committee of our Board of Directors.
We used the stock price on the grant date to estimate the fair value of our RSUs and PSUs. Additionally, the fair value of our PSUs is discounted based on the dividend yield as they are not dividend eligible during the vesting period. The grant date fair value of RSUs and PSUs is amortized to expense over the vesting period.
The weighted average grant date fair value per share of our RSUs and PSUs granted during the year was $85.03 in 2017, $77.53 in 2016, and $26.24 in 2015. In 2017, our expected dividend yield was 2.7%. Dividend yield was estimated using the quarterly dividend divided by the three-month average stock price, annualized and continuously compounded. There were no PSUs granted in 2016 or 2015; therefore there was no expected dividend yield for these periods.
Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2016	806,744	$71.95
Granted	1,686,254	85.03
Forfeited	(251,604)	83.00
Vested	(141,749)	73.01
Outstanding at December 30, 2017	2,099,645	81.05
The aggregate fair value of RSUs that vested during the period was $12 million in 2017, $40 million in 2016, and $76 million in 2015.
Total Equity Awards
The compensation cost related to equity awards was primarily recognized in general corporate expenses within SG&A. Equity award compensation cost and the related tax benefit was (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Pre-tax compensation cost	$46	$46	$133
Related tax benefit	(14)	(15)	(48)
After-tax compensation cost	$32	$31	$85
Unrecognized compensation cost related to unvested equity awards was $151 million at December 30, 2017 and is expected to be recognized over a weighted average period of four years.

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
We provide health care and other postretirement benefits to certain of our eligible retired employees and their eligible dependents. Certain of our U.S. and Canadian employees may become eligible for such benefits. We may modify plan provisions or terminate plans at our discretion. The postretirement benefits of our unionized workers are in accordance with the applicable collective bargaining agreement covering their employment.
Prior to the 2015 Merger, Kraft provided a range of benefits to its employees and retirees, including pension benefits and postretirement health care benefits. As part of the 2015 Merger, we assumed the assets and liabilities associated with these plans.
We remeasure our postemployment benefit plans at least annually.
Pension Plans
Obligations and Funded Status:
The projected benefit obligations, fair value of plan assets, and funded status of our pension plans were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Benefit obligation at beginning of year	$5,157	$5,990	$3,099	$2,892
Service cost	11	13	19	25
Interest cost	178	203	66	87
Participants' contributions	—	—	—	3
Benefits paid	(224)	(268)	(161)	(158)
Actuarial losses/(gains)	270	195	120	540
Plan amendments	—	—	(2)	—
Currency	—	—	264	(281)
Settlements	(692)	(966)	(1)	(12)
Special/contractual termination benefits	19	—	9	3
Other	—	(10)	51	—
Benefit obligation at end of year	4,719	5,157	3,464	3,099
Fair value of plan assets at beginning of year	4,788	5,282	3,628	3,428
Actual return on plan assets	613	435	289	712
Participants' contributions	—	—	—	3
Employer contributions	300	311	30	33
Benefits paid	(224)	(268)	(161)	(158)
Currency	—	—	322	(378)
Settlements	(692)	(966)	(1)	(12)
Other	—	(6)	49	—
Fair value of plan assets at end of year	4,785	4,788	4,156	3,628
Net pension liability/(asset) recognized at end of year	$(66)	$369	$(692)	$(529)
The accumulated benefit obligation, which represents benefits earned to the measurement date, was $4.7 billion at December 30, 2017 and $5.2 billion at December 31, 2016 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $3.3 billion at December 30, 2017 and $3.0 billion at December 31, 2016.

The combined U.S. and non-U.S. pension plans resulted in a net pension asset of $758 million at December 30, 2017 and a net pension asset of $160 million at December 31, 2016. We recognized these amounts on our consolidated balance sheets as follows (in millions):

	December 30, 2017	December 31, 2016
Other assets (long-term assets)	$871	$641
Accrued postemployment costs (current liabilities)	(41)	(3)
Accrued postemployment costs (long-term liabilities)	(72)	(478)
Net pension asset/(liability) recognized	$758	$160
For certain of our U.S. and non-U.S. plans that were underfunded based on accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Projected benefit obligation	$—	$3,669	$1,368	$527
Accumulated benefit obligation	—	3,669	1,360	527
Fair value of plan assets	—	3,282	1,254	437
All of our U.S. plans were overfunded based on plan assets in excess of accumulated benefit obligations as of December 30, 2017.
For certain of our U.S. and non-U.S. plans that were underfunded based on projected benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Projected benefit obligation	$—	$3,669	$1,400	$539
Accumulated benefit obligation	—	3,669	1,392	534
Fair value of plan assets	—	3,282	1,287	445
All of our U.S. plans were overfunded based on plan assets in excess of projected benefit obligations as of December 30, 2017.
We used the following weighted average assumptions to determine our projected benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Discount rate	3.7%	4.2%	2.4%	2.9%
Rate of compensation increase	4.1%	4.1%	3.9%	4.0%

Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	U.S. Plans			Non-U.S. Plans
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Service cost	$11	$13	$45	$19	$25	$26
Interest cost	178	203	164	66	87	103
Expected return on plan assets	(262)	(290)	(179)	(180)	(182)	(194)
Amortization of unrecognized losses/(gains)	—	—	3	1	—	—
Settlements	2	23	102	—	2	17
Curtailments	—	—	(96)	—	—	(47)
Special/contractual termination benefits	19	—	4	9	3	6
Other	2	—	—	(15)	—	—
Net pension cost/(benefit)	$(50)	$(51)	$43	$(100)	$(65)	$(89)
We capitalized a portion of net pension cost/(benefit) into inventory based on our production activities. The amounts capitalized into inventory as of December 30, 2017 and December 31, 2016 are included in the table above.
In 2016, we approved the wind up of our Canadian salaried and Canadian hourly defined benefit pension plans effective December 31, 2016. This action resulted in an increase to our projected benefit obligations of approximately $85 million at December 31, 2016. This action had no impact on the consolidated statements of income or consolidated statements of cash flows for the year ended December 31, 2016.
In 2015, we recorded net settlement losses for the U.S. and non-U.S. plans primarily related to certain plan terminations. We also recorded net curtailment gains for the U.S. and non-U.S. plans primarily related to certain plan freezes and work force reductions under our integration and restructuring activities.
We used the following weighted average assumptions to determine our net pension costs:

	U.S. Plans			Non-U.S. Plans
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Discount rate - Service Cost	4.2%	4.5%	4.4%	3.2%	4.2%	3.7%
Discount rate - Interest Cost	3.6%	3.5%	4.4%	2.1%	3.3%	3.7%
Expected rate of return on plan assets	5.7%	5.7%	5.6%	4.8%	5.6%	6.4%
Rate of compensation increase	4.1%	4.1%	4.0%	4.0%	3.4%	3.3%
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

Our weighted average asset allocations were:

	U.S. Plans		Non-U.S. Plans
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Fixed-income securities	62%	67%	39%	49%
Equity securities	27%	30%	27%	31%
Real estate	—%	—%	6%	7%
Cash and cash equivalents	11%	3%	4%	8%
Certain insurance contracts	—%	—%	24%	5%
Total	100%	100%	100%	100%
Our pension asset strategy for U.S. plans is designed to align our pension assets with our projected benefit obligation to reduce volatility by targeting an investment of approximately 70% of our U.S. plan assets in fixed-income securities and approximately 30% in return-seeking assets, primarily equity securities.
For pension plans outside the U.S., our investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the long-term asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 65% fixed-income securities and annuity contracts, and approximately 35% in return-seeking assets, primarily equity securities and real estate.
The fair value of pension plan assets at December 30, 2017 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$467	$467	$—	$—
Corporate bonds and other fixed-income securities	2,606	—	2,606	—
Total fixed-income securities	3,073	467	2,606	—
Equity securities	1,044	1,044	—	—
Real estate	262	—	—	262
Cash and cash equivalents	208	205	3	—
Certain insurance contracts	983	—	—	983
Fair value excluding investments measured at net asset value	5,570	1,716	2,609	1,245
Investments measured at net asset value(a)	3,371
Total plan assets at fair value	$8,941

(a)
Amount includes cash collateral of $278 million associated with our securities lending program, which is reflected as an asset, and a corresponding securities lending payable of $278 million, which is reflected as a liability. The net impact on total plan assets at fair value is zero.

The fair value of pension plan assets at December 31, 2016 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$484	$410	$74	$—
Corporate bonds and other fixed-income securities	2,952	—	2,952	—
Total fixed-income securities	3,436	410	3,026	—
Equity securities	765	765	—	—
Real estate	234	—	—	234
Cash and cash equivalents	49	31	18	—
Certain insurance contracts	189	—	—	189
Fair value excluding investments measured at net asset value	4,673	1,206	3,044	423
Investments measured at net asset value	3,743
Total plan assets at fair value	$8,416
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
Cash and Cash Equivalents. This consists of direct cash holdings and institutional short-term investment vehicles. Direct cash holdings are valued based on cost, which approximates fair value and are classified as Level 1. Certain institutional short-term investment vehicles are valued daily and are classified as Level 1. Other cash equivalents that are not traded on an active exchange, such as bank deposits, are classified as Level 2.
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
Investments Measured at Net Asset Value. This category consists of pooled funds, short-term investments and partnership/corporate feeder interests.
Pooled funds. The fair values of participation units held in collective trusts are based on their net asset values, as reported by the managers of the collective trusts and as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in the collective trusts can be redeemed on each business day based upon the applicable net asset value per unit. Investments in the international large/mid cap equity collective trust can be redeemed on the last business date of each month and at least one business day during the month.

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
Partnership/corporate feeder interests: Fair value estimates of the equity partnership are based on their net asset values, as reported by the manager of the partnership. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in the equity partnership may be redeemed once per month upon 10 days’ prior written notice to the General Partner, subject to the discretion of the General Partner. The investment objective of the equity partnership is to seek capital appreciation by investing primarily in equity securities.

The fair values of the corporate feeder are based upon the net asset values of the equity master fund in which it invests. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in the corporate feeder can be redeemed quarterly with at least 90 days’ notice. The investment objective of the corporate feeder is to generate long-term returns by investing in large, liquid equity securities with attractive fundamentals.
Changes in our Level 3 plan assets for the year ended December 30, 2017 included (in millions):

Asset Category	December 31, 2016 (52 weeks)	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 30, 2017 (52 weeks)
Real estate	$234	$—	$14	$14	$—	$—	$262
Certain insurance contracts	189	797	—	36	(39)	—	983
Total Level 3 investments	$423	$797	$14	$50	$(39)	$—	$1,245
Additions of $797 million were principally related to insurance contracts entered into in Canada in connection with the wind-up of our Canadian salaried and hourly defined benefit pension plans.
Changes in our Level 3 plan assets for the year ended December 31, 2016 included (in millions):

Asset Category	January 3, 2016 (53 weeks)	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 31, 2016 (52 weeks)
Equity securities	$1	$—	$—	$(1)	$—	$—
Real estate	288	6	(37)	(23)	—	234
Certain insurance contracts	236	—	13	(49)	(11)	189
Total Level 3 investments	$525	$6	$(24)	$(73)	$(11)	$423
Employer Contributions:
In 2017, we contributed $300 million to our U.S. pension plans and $30 million to our non-U.S. pension plans. We estimate that 2018 pension contributions will be approximately $50 million to our non-U.S. plans. We do not plan to contribute to our U.S. pension plans in 2018. Our actual contributions and plans may change due to many factors, including the timing of regulatory approval for the windup of certain non-U.S. pension plans, changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 30, 2017 were (in millions):

	U.S. Plans	Non-U.S. Plans
2018	$367	$1,343
2019	331	72
2020	334	73
2021	337	76
2022	357	85
2023-2027	1,531	452
Postretirement Plans
Obligations and Funded Status:
The accumulated benefit obligation, fair value of plan assets, and funded status of our postretirement benefit plans were (in millions):

	December 30, 2017	December 31, 2016
Benefit obligation at beginning of year	$1,714	$1,945
Service cost	10	11
Interest cost	49	51
Benefits paid	(142)	(150)
Actuarial losses/(gains)	(70)	5
Plan amendments	(24)	(158)
Currency	13	6
Other	3	4
Benefit obligation at end of year	1,553	1,714
Fair value of plan assets at beginning of year	—	—
Employer contributions	1,329	—
Benefits paid	(142)	—
Other	1	—
Fair value of plan assets at end of year	1,188	—
Net postretirement benefit liability/(asset) recognized at end of year	$365	$1,714
We recognized the net postretirement benefit asset/(liability) on our consolidated balance sheets as follows (in millions):

	December 30, 2017	December 31, 2016
Accrued postemployment costs (current liabilities)	(10)	(153)
Accrued postemployment costs (long-term liabilities)	(355)	(1,561)
Net postretirement benefit asset/(liability) recognized	$(365)	$(1,714)
For certain of our postretirement benefit plans that were underfunded based on accumulated postretirement benefit obligations in excess of plan assets, the accumulated benefit obligations and the fair value of plan assets were (in millions):

	December 30, 2017	December 31, 2016
Accumulated benefit obligation	$1,553	$1,714
Fair value of plan assets	1,188	—

We used the following weighted average assumptions to determine our postretirement benefit obligations:

	December 30, 2017	December 31, 2016
Discount rate	3.5%	3.8%
Health care cost trend rate assumed for next year	6.7%	6.3%
Ultimate trend rate	4.9%	4.9%
Discount rates for our plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Our expected health care cost trend rate is based on historical costs and our expectation for health care cost trend rates going forward.
The year that the health care cost trend rate reaches the ultimate trend rate varies by plan and ranges between 2018 and 2030 as of December 30, 2017.
Assumed health care costs trend rates have a significant impact on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, increase/(decrease) in cost and obligation, as of December 30, 2017 (in millions):

	One-Percentage-Point
	Increase	(Decrease)
Effect on annual service and interest cost	$4	$(3)
Effect on postretirement benefit obligation	55	(47)
Plan Assets:
In December 2017, we made a cash contribution of approximately $1.2 billion to pre-fund a portion of our U.S. postretirement plan benefits following enactment of U.S. Tax Reform on December 22, 2017. The underlying basis of the investment strategy of our U.S. postretirement plans is to ensure that funds are available to meet the plans’ benefit obligations when they are due by investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds. The investment strategy expects equity investments to yield a higher return over the long term than fixed-income securities, while fixed-income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements.
Our postretirement benefit plan asset allocation at December 30, 2017 was 100% short-term investments. Our postretirement benefit plan investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. Our investment strategy is designed to align our postretirement benefit plan assets with our postretirement benefit obligation to reduce volatility. In aggregate, our long-term asset allocation targets are broadly characterized as a mix of approximately 70% in fixed-income securities and approximately 30% in return-seeking assets, primarily equity securities.
The fair value of our postretirement benefit plan assets, which were all classified as short-term investments, was $1.2 billion at December 30, 2017. There were no postretirement benefit plan assets and no associated fair value at December 31, 2016.
Short-term investments consist of a money market mutual fund, the fair value of which is based on the closing price reported in an active market on which the mutual fund is traded. As such, these investments are classified as Level 1 in the fair value hierarchy. The money market mutual fund is designed to provide safety of principal, daily liquidity, and a competitive yield by investing in high quality money market instruments. The investment objective of the money market mutual fund is to provide the highest possible level of current income while still maintaining liquidity and preserving capital.

Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Service cost	$10	$11	$13
Interest cost	49	51	56
Amortization of prior service costs/(credits)	(328)	(362)	(112)
Amortization of unrecognized losses/(gains)	—	(1)	—
Curtailments	(177)	—	1
Net postretirement cost/(benefit)	$(446)	$(301)	$(42)
We capitalized a portion of net postretirement cost/(benefit) into inventory based on our production activities. The amounts capitalized into inventory as of December 30, 2017 and December 31, 2016 are included in the table above.
In 2017, we remeasured certain of our postretirement plans and recognized a curtailment gain of $177 million. The curtailment was triggered by the number of cumulative headcount reductions after the closure of certain U.S. factories during the year. The resulting gain is attributed to accelerating a portion of the previously deferred actuarial gains and prior service credits. The headcount reductions and factory closures were part of our ongoing Integration Program. See Note 3, Integration and Restructuring Expenses, for additional information.
The amortization of prior service credits was primarily driven by the 2015 plan amendments. Amortization of prior service credits in 2017 and 2016 included 12 months of amortization related to the 2015 plan amendments, and 2015 included four months of such amortization.
We used the following weighted average assumptions to determine our net postretirement benefit plans cost:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Discount rate - Service Cost	4.0%	4.3%	4.2%
Discount rate - Interest Cost	3.0%	3.0%	4.2%
Health care cost trend rate	6.3%	6.5%	6.7%
Employer Contributions:
In 2017, we contributed $1.3 billion to our postretirement benefit plans. This amount includes certain benefit payments of $142 million which are paid as incurred rather than pre-funded. We estimate that 2018 postretirement benefit plan contributions will be approximately $15 million. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Future Benefit Payments:
Our estimated future benefit payments for our postretirement plans at December 30, 2017 were (in millions):

2018	$147
2019	140
2020	133
2021	126
2022	120
2023-2027	504
Other Costs
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $78 million in 2017, $74 million in 2016, and $52 million in 2015.

Accumulated Other Comprehensive Income/(Losses):
Our accumulated other comprehensive income/(losses) pension and postretirement benefit plans balances, before tax, consisted of the following (in millions):

	Pension Benefits		Postretirement Benefits		Total
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net actuarial gain/(loss)	$13	$(35)	$111	$64	$124	$29
Prior service credit/(cost)	1	—	748	1,205	749	1,205
	$14	$(35)	$859	$1,269	$873	$1,234
The net postemployment benefits recognized in other comprehensive income/(loss), consisted of the following (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Net postemployment benefit gains/(losses) arising during the period:
Net actuarial gains/(losses) arising during the period - Pension Benefits	$45	$(73)	$3
Net actuarial gains/(losses) arising during the period - Postretirement Benefits	71	(5)	62
Prior service credits/(costs) arising during the period - Pension Benefits	1	—	(7)
Prior service credits/(costs) arising during the period - Postretirement Benefits	24	158	1,507
	141	80	1,565
Tax benefit/(expense)	(55)	(23)	(619)
	$86	$57	$946

Reclassification of net postemployment benefit losses/(gains) to net income/(loss):
Amortization of unrecognized losses/(gains) - Pension Benefits	$1	$—	$3
Amortization of unrecognized losses/(gains) - Postretirement Benefits	—	(1)	—
Amortization of prior service costs/(credits) - Postretirement Benefits	(328)	(362)	(112)
Net settlement and curtailment losses/(gains) - Pension Benefits	2	25	(24)
Net settlement and curtailment losses/(gains) - Postretirement Benefits	(177)	—	1
	(502)	(338)	(132)
Tax benefit/(expense)	193	131	47
	$(309)	$(207)	$(85)
As of December 30, 2017, we expect to amortize $311 million of postretirement benefit plans prior service credits from accumulated other comprehensive income/(losses) into net postretirement benefit plans costs/(benefits) during 2018. We do not expect to amortize any other significant postemployment benefit losses/(gains) into net pension or net postretirement benefit plan costs/(benefits) during 2018.
Note 11. Financial Instruments
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	December 30, 2017	December 31, 2016
Commodity contracts	$272	$459
Foreign exchange contracts	2,876	2,997
Cross-currency contracts	3,161	3,173

Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	December 30, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$8	$42	$—	$—	$8	$42
Cross-currency contracts	—	—	344	—	—	—	344	—
Derivatives not designated as hedging instruments:
Commodity contracts	4	8	—	—	—	—	4	8
Foreign exchange contracts	—	—	17	3	—	—	17	3
Cross-currency contracts	—	—	19	—	—	—	19	—
Total fair value	$4	$8	$388	$45	$—	$—	$392	$53

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$69	$13	$—	$—	$69	$13
Cross-currency contracts	—	—	580	36	—	—	580	36
Derivatives not designated as hedging instruments:
Commodity contracts	28	7	—	—	—	—	28	7
Foreign exchange contracts	—	—	35	30	—	—	35	30
Cross-currency contracts	—	—	44	—	—	—	44	—
Total fair value	$28	$7	$728	$79	$—	$—	$756	$86
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $23 million at December 30, 2017 and $67 million at December 31, 2016. No material amounts of collateral were received or posted on our derivative assets and liabilities at December 30, 2017.
Level 1 financial assets and liabilities consist of commodity future and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.
Level 2 financial assets and liabilities consist of commodity swaps, foreign exchange forwards and swaps, and cross-currency swaps. Commodity swaps are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign exchange forwards and swaps are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Cross-currency swaps are valued based on observable market spot and swap rates.
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
Net Investment Hedging:
At December 30, 2017, the principal amounts of foreign denominated debt designated as net investment hedges totaled €2,550 million and £400 million.
At December 30, 2017, our cross-currency swaps designated as net investment hedges consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap	C$	1.8	$1.6	December 2019
We also periodically enter into shorter-dated foreign exchange contracts that are designated as net investment hedges. At December 30, 2017, we had Chinese renminbi foreign exchange contracts with an aggregate USD notional amount of $213 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by movements in the fair values of our cross-currency swap contracts and remeasurement of our foreign denominated debt.
Interest Rate Hedging:
In 2015, we de-designated all of our outstanding interest rate swaps (total notional amount of $7.9 billion) from hedging relationships in connection with the repayment of the Term B-1 and Term B-2 loans. We determined that the related forecasted future cash flows were probable of not occurring, and as a result, we reclassified $227 million of deferred losses initially reported in accumulated other comprehensive income/(losses) to net income/(loss) as interest expense.
Hedge Coverage:
At December 30, 2017, we had entered into contracts designated as hedging instruments, which hedge transactions for the following durations:

•	foreign exchange contracts for periods not exceeding the next 18 months; and

•	cross-currency contracts for periods not exceeding the next 24 months.
At December 30, 2017, we had entered into contracts not designated as hedging instruments, which hedge economic risks for the following durations:

•	commodity contracts for periods not exceeding the next 12 months; and

•	foreign exchange contracts for periods not exceeding the next six months.

•	cross-currency contracts for periods not exceeding the next 22 months.
Hedge Ineffectiveness:
We record pre-tax gains or losses reclassified from accumulated other comprehensive income/(losses) due to ineffectiveness for foreign exchange contracts related to forecasted transactions in other expense/(income), net.
Deferred Hedging Gains and Losses:
Based on our valuation at December 30, 2017 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized losses for foreign currency cash flow hedges during the next 12 months to be $13 million. Additionally, we expect transfers to net income/(loss) of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.
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
Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the consolidated statements of income and statements of comprehensive income:

	December 30, 2017 (52 weeks)				December 31, 2016 (52 weeks)
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$(123)	$—	$—	$—	$48	$—	$(8)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	—	(23)	(184)	—	—	45	147	—
Total gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$(146)	$(184)	$—	$—	$93	$147	$(8)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$—	$—	$—	$—	$6	$—	$—
Cost of products sold (effective portion)	—	—	—	—	—	41	—	—
Other expense/(income), net	—	(81)	—	—	—	38	—	—
Interest expense	—	—	—	(4)	—	—	—	(4)
	—	(81)	—	(4)	—	85	—	(4)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(37)	—	—	—	9	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	54	(2)	—	—	(63)	(3)	—
	(37)	54	(2)	—	9	(63)	(3)	—
Total gains/(losses) recognized in statements of income	$(37)	$(27)	$(2)	$(4)	$9	$22	$(3)	$(4)

	January 3, 2016 (53 weeks)
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$73	$—	$(111)

Net investment hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	—	—	736	—
Total gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$73	$736	$(111)

Cash flow hedges reclassified to net income/(loss):
Net sales	$—	$(2)	$—	$—
Cost of products sold (effective portion)	—	45	—	—
Other expense/(income), net	—	1	—	—
Interest expense	—	—	—	(239)
	—	44	—	(239)
Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(57)	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	92	53	8
	(57)	92	53	8
Total gains/(losses) recognized in statements of income	$(57)	$136	$53	$(231)
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized a pre-tax loss of $425 million in 2017, and pre-tax gains of $234 million in 2016 and $65 million in 2015. These amounts were recognized in other comprehensive income/(loss) for the periods then ended.

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 28, 2014	$(574)	$61	$(61)	$(574)
Foreign currency translation adjustments	(1,578)	—	—	(1,578)
Net deferred gains/(losses) on net investment hedges	506	—	—	506
Net postemployment benefit gains/(losses) arising during the period	—	946	—	946
Reclassification of net postemployment benefit losses/(gains)	—	(85)	—	(85)
Net deferred gains/(losses) on cash flow hedges	—	—	(6)	(6)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	120	120
Total other comprehensive income/(loss)	(1,072)	861	114	(97)
Balance as of January 3, 2016	$(1,646)	$922	$53	$(671)
Foreign currency translation adjustments	(992)	—	—	(992)
Net deferred gains/(losses) on net investment hedges	226	—	—	226
Net postemployment benefit gains/(losses) arising during the period	—	57	—	57
Reclassification of net postemployment benefit losses/(gains)	—	(207)	—	(207)
Net deferred gains/(losses) on cash flow hedges	—	—	46	46
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	(87)	(87)
Total other comprehensive income/(loss)	(766)	(150)	(41)	(957)
Balance as of December 31, 2016	$(2,412)	$772	$12	$(1,628)
Foreign currency translation adjustments	1,178	—	—	1,178
Net deferred gains/(losses) on net investment hedges	(353)	—	—	(353)
Net postemployment benefit gains/(losses) arising during the period	—	86	—	86
Reclassification of net postemployment benefit losses/(gains)	—	(309)	—	(309)
Net deferred gains/(losses) on cash flow hedges	—	—	(113)	(113)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	85	85
Total other comprehensive income/(loss)	825	(223)	(28)	574
Balance as of December 30, 2017	$(1,587)	$549	$(16)	$(1,054)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	December 30, 2017 (52 weeks)			December 31, 2016 (52 weeks)			January 3, 2016 (53 weeks)
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$1,178	$—	$1,178	$(992)	$—	$(992)	$(1,578)	$—	$(1,578)
Net deferred gains/(losses) on net investment hedges	(632)	279	(353)	426	(200)	226	801	(295)	506
Net actuarial gains/(losses) arising during the period	116	(47)	69	(78)	38	(40)	65	(42)	23
Prior service credits/(costs) arising during the period	25	(8)	17	158	(61)	97	1,500	(577)	923
Reclassification of net postemployment benefit losses/(gains)	(502)	193	(309)	(338)	131	(207)	(132)	47	(85)
Net deferred gains/(losses) on cash flow hedges	(123)	10	(113)	40	6	46	(38)	32	(6)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	85	—	85	(81)	(6)	(87)	195	(75)	120
The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses)			Affected Line Item in the Statement Where Net Income/(Loss) is Presented
	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$—	$(6)	$2	Net sales
Foreign exchange contracts	—	(41)	(45)	Cost of products sold
Foreign exchange contracts	81	(38)	(1)	Other expense/(income), net
Interest rate contracts	4	4	239	Interest expense
Losses/(gains) on cash flow hedges before income taxes	85	(81)	195
Losses/(gains) on cash flow hedges, income taxes	—	(6)	(75)
Losses/(gains) on cash flow hedges	$85	$(87)	$120

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$1	$(1)	$3	(a)
Amortization of prior service costs/(credits)	(328)	(362)	(112)	(a)
Settlement and curtailment losses/(gains)	(175)	25	(23)	(a)
Losses/(gains) on postemployment benefits before income taxes	(502)	(338)	(132)
Losses/(gains) on postemployment benefits, income taxes	193	131	47
Losses/(gains) on postemployment benefits	$(309)	$(207)	$(85)

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 10, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest (which was primarily comprised of foreign currency translation adjustments) due to its insignificance.

Note 13. Venezuela - Foreign Currency and Inflation
We have a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the condiments and sauces and infant and nutrition categories. We apply highly inflationary accounting to the results of our Venezuelan subsidiary and include these results in our consolidated financial statements. Our results of operations in Venezuela reflect a controlled subsidiary. We continue to have sufficient currency liquidity and pricing flexibility to control our operations. However, the continuing economic uncertainty, strict labor laws, and evolving government controls over imports, prices, currency exchange, and payments present a challenging operating environment. Increased restrictions imposed by the Venezuelan government or further deterioration of the economic environment could impact our ability to control our Venezuelan operations and could lead us to deconsolidate our Venezuelan subsidiary in the future. We currently do not expect to make any new investments or contributions into Venezuela.
At December 30, 2017, there were two exchange rates legally available to us for converting Venezuelan bolivars to U.S. dollars, including:

•	the official exchange rate of BsF10 per U.S. dollar available through the Sistema de Divisa Protegida (“DIPRO”) for purchases and sales of essential items, including food products; and

•
an alternative exchange rate available through the Sistema de Divisa Complementaria (“DICOM”) for all transactions not covered by DIPRO. The published DICOM rate was BsF3,345 per U.S. dollar at December 30, 2017.

We have had no settlements at the DIPRO rate in 2017. At December 30, 2017, we had outstanding requests of $26 million for payment of invoices for the purchase of ingredients and packaging materials for the years 2012 through 2015, all of which were requested for payment at BsF6.30 per U.S. dollar (the official exchange rate until March 10, 2016).
We have had access to U.S. dollars at DICOM rates in 2017. However, since September 2017 the Venezuelan government has not held any auctions through which we obtain U.S. dollars at DICOM rates. Accordingly, we did not have access to U.S. dollars at DICOM rates in the fourth quarter of 2017.
In addition to DIPRO and DICOM, there is an unofficial market for obtaining U.S. dollars with Venezuelan bolivars. The exact exchange rate is widely debated but is generally accepted to be substantially higher than the latest published DICOM rate. We have not transacted at any unofficial market rates in 2017 and have no plans to transact at unofficial market rates in the foreseeable future.
Outside of accessing the DICOM market, our Venezuelan subsidiary obtains U.S. dollars through exports. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of December 30, 2017, our Venezuelan subsidiary has sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business. Our Venezuelan subsidiary has increasingly sourced production inputs locally, including tomato paste and sugar, in order to reduce reliance on U.S. dollars, which we expect to continue in the foreseeable future.
As of December 30, 2017, we believe the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary. We continue to monitor the DICOM rate, and the nonmonetary assets supported by the underlying operations in Venezuela, for impairment.
We remeasure the monetary assets and liabilities, as well as the operating results, of our Venezuelan subsidiary at DICOM rates. These remeasurements resulted in a nonmonetary currency devaluation loss of $36 million in 2017, $24 million in 2016, and $234 million in 2015. These amounts were recorded in other expense/(income), net, in the consolidated statements of income.
In the second quarter of 2016, we assessed the nonmonetary assets of our Venezuelan subsidiary for impairment, resulting in a $53 million loss to write down property, plant and equipment, net, and prepaid spare parts, which was recorded within cost of products sold in the consolidated statement of income.
In the second quarter of 2015, we reevaluated the rate used to remeasure the monetary assets and liabilities of our Venezuelan subsidiary and determined that the DICOM rate was the most appropriate legally available rate. Prior to DICOM, we used the official exchange rate of BsF6.30 per U.S. dollar. This change resulted in a nonmonetary currency devaluation loss of $234 million. Additionally, we assessed the nonmonetary assets of our Venezuelan subsidiary for impairment, which resulted in a $49 million loss to write down inventory to the lower of cost or net realizable value. This amount was recorded in cost of products sold in the consolidated statement of income.

Note 14. Financing Arrangements
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
At December 30, 2017, we had accounts receivable securitization and factoring programs in place in the U.S. and in various countries across the globe. Generally, each of these programs automatically renews annually until terminated by either party, except our U.S. securitization program, which expires in May 2018. Additionally, our U.S. securitization program utilizes a bankruptcy-remote special-purpose entity (“SPE”). The SPE is wholly-owned by a subsidiary of Kraft Heinz and its sole business consists of the purchase or acceptance, through capital contributions of receivables and related assets, from a Kraft Heinz subsidiary and subsequent transfer of such receivables and related assets to a bank. Although the SPE is included in our consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPE's assets prior to any assets or value in the SPE becoming available to Kraft Heinz or its subsidiaries.
The carrying value of trade receivables removed from our condensed consolidated balance sheets in connection with the Programs was $1.0 billion at December 30, 2017 and $1.0 billion at December 31, 2016. In exchange for the sale of trade receivables, we received cash of $673 million at December 30, 2017 and $904 million at December 31, 2016 and recorded sold receivables of $353 million at December 30, 2017 and $129 million at December 31, 2016. The carrying value of sold receivables approximated the fair value at December 30, 2017 and December 31, 2016.
We act as servicer for certain of the Programs and did not record any related servicing assets or liabilities as of December 30, 2017 or December 31, 2016 because they were not material to the financial statements.
Additionally, we enter into various structured payable arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the agreements with our various vendors. For certain arrangements, we classify amounts outstanding within other current liabilities on our consolidated balance sheets. We had approximately $188 million on our consolidated balance sheets at December 30, 2017 related to these arrangements. There were no amounts related to these arrangements on our consolidated balance sheets at December 31, 2016.
Note 15. Commitments and Contingencies
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
Leases:
Rental expenses for leases of warehouse, production, and office facilities and equipment were $183 million in 2017, $149 million in 2016, and $160 million in 2015.
Minimum rental commitments under non-cancelable operating leases in effect at December 30, 2017 were (in millions):

2018	$103
2019	91
2020	73
2021	54
2022	45
Thereafter	165
Total	$531

Purchase Obligations:
We have purchase obligations for materials, supplies, property, plant and equipment, and co-packing, storage and distribution services based on projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology, and professional services.
As of December 30, 2017, our take-or-pay purchase obligations were as follows (in millions):

2018	$1,558
2019	724
2020	527
2021	235
2022	211
Thereafter	439
Total	$3,694
Redeemable Noncontrolling Interest:
In 2017, we commenced operations of a joint venture with a minority partner to manufacture, package, market, and distribute refrigerated soups and meal sides. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise them, would require us to purchase portions of its equity interest at a future date. These put options will become exercisable beginning in 2025 (on the eighth anniversary of the product launch date) at a price to be determined at that time based upon an independent third party valuation. The minority partner’s put options are reflected on our consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. As of December 30, 2017, we estimate the redemption value to be approximately $100 million.
Note 16. Debt
Borrowing Arrangements:
On July 6, 2015, together with Kraft Heinz Foods Company, our wholly owned operating subsidiary, we entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a $4.0 billion senior unsecured revolving credit facility (the “Senior Credit Facility”), which matures on July 6, 2021.
No amounts were drawn on our Senior Credit Facility at December 30, 2017, at December 31, 2016, or during the years ended December 30, 2017, December 31, 2016, and January 3, 2016.
The Senior Credit Facility includes a $1.0 billion sub-limit for borrowings in alternative currencies (i.e., euro, sterling, Canadian dollars, or other lawful currencies readily available and freely transferable and convertible into U.S. dollars), as well as a letter of credit sub-facility of up to $300 million. Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion.
Any committed borrowings under the Senior Credit Facility bear interest at a variable annual rate based on LIBOR/EURIBOR/CDOR loans or an alternate base rate/Canadian prime rate, in each case subject to an applicable margin based upon the long-term senior unsecured, non-credit enhanced debt rating assigned to us. The borrowings under the Senior Credit Facility have interest rates based on, at our election, base rate, LIBOR, EURIBOR, CDOR, or Canadian prime rate plus a spread ranging from 87.5-175 basis points for LIBOR, EURIBOR, and CDOR loans, and 0-75 basis points for base rate or Canadian prime rate loans.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities. Our Senior Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of December 30, 2017.
The obligations under the Credit Agreement are guaranteed by Kraft Heinz Foods Company in the case of indebtedness and other liabilities of any subsidiary borrower and by Kraft Heinz in the case of indebtedness and other liabilities of any subsidiary borrower and Kraft Heinz Foods Company.
In August 2017, we repaid $600 million aggregate principal amount of our previously outstanding senior unsecured loan facility (the “Term Loan Facility”). Accordingly, there were no amounts outstanding on the Term Loan Facility at December 30, 2017. At December 31, 2016, $600 million aggregate principal amount of our Term Loan Facility was outstanding.

In 2017, we obtained funding through our U.S. and European commercial paper programs. At December 30, 2017 we had $448 million of commercial paper outstanding, with a weighted average interest rate of 1.541%. At December 31, 2016, we had $642 million of commercial paper outstanding, with a weighted average interest rate of 1.074%.
Long-Term Debt:
Our long-term debt consists of the following:

	Priority [1]	Maturity Dates	Interest Rates [2]	Carrying Values
				December 30, 2017	December 31, 2016
				(in millions)
U.S. dollar notes:
2025 Notes(a)	Senior Secured Notes	February 15, 2025	4.875%	$1,192	$1,191
Other U.S. dollar notes(b)(c)	Senior Notes	2018-2046	1.823% - 7.125%	25,165	25,761
Euro notes(b)	Senior Notes	2023-2028	1.500% - 2.250%	3,037	2,656
Canadian dollar notes(b)	Senior Notes	2018-2020	2.214% - 2.700%	794	743
British pound sterling notes(b)(d)	Senior Notes	2027-2030	4.125% - 6.250%	712	650
Term Loan Facility(e)	Senior Unsecured Loan			—	596
Other long-term debt	Various	2018-2035	0.500% - 5.800%	56	54
Capital lease obligations				120	108
Total long-term debt				31,076	31,759
Current portion of long-term debt				2,743	2,046
Long-term debt, excluding current portion				$28,333	$29,713

[1]
Priority of debt indicates the order which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.

[2]	Floating interest rates are stated as of December 30, 2017.

(a)	The 4.875% Second Lien Senior Secured Notes due February 15, 2025 (the “2025 Notes”) are senior in right of payment of existing and future unsecured and subordinated indebtedness.

(b)	We fully and unconditionally guarantee these notes, which were issued by Kraft Heinz Foods Company.
(c)    Includes current year issuances (the “New Notes”) described below.

(d)
Includes £125 million aggregate principal amount of 6.250% Pound Sterling Notes due February 18, 2030 (the “2030 Notes”) previously issued by H.J. Heinz Finance UK Plc and guaranteed by Kraft Heinz Foods Company, which we became guarantor of in connection with the 2015 Merger.

(e)	We repaid the Term Loan Facility in 2017; therefore, no amounts were outstanding, nor was there an applicable maturity date or interest rate, at December 30, 2017.
Our long-term debt contains customary representations, covenants, and events of default, and we were in compliance with all such covenants at December 30, 2017.
At December 30, 2017, aggregate principal maturities of our long-term debt excluding capital leases were (in millions):

2018	$2,697
2019	355
2020	3,042
2021	691
2022	3,507
Thereafter	20,273
Debt Issuances:
In the third quarter of 2017, Kraft Heinz Foods Company, our wholly owned operating subsidiary, issued New Notes, including $350 million aggregate principal amount of floating rate senior notes due 2019, $650 million aggregate principal amount of floating rate senior notes due 2021, and $500 million aggregate principal amount of floating rate senior notes due 2022.
We used the net proceeds from the New Notes primarily to repay all amounts outstanding under our $600 million Term Loan Facility together with accrued interest thereon, to refinance a portion of our commercial paper program, and for other general corporate purposes.

Debt Issuance Costs:
Debt issuance costs are reflected as a direct deduction of our long-term debt balance on the consolidated balance sheets. We incurred debt issuance costs of $53 million in 2016 and $99 million in 2015. Debt issuance costs in 2017 were insignificant. Unamortized debt issuance costs were $114 million at December 30, 2017, $124 million at December 31, 2016, and $85 million at January 3, 2016. Amortization of debt issuance costs was $16 million in 2017, $14 million in 2016, and $27 million in 2015.
Debt Premium:
Unamortized debt premiums are presented on the consolidated balance sheets as a direct addition to the carrying amount of debt. Unamortized debt premium, net was $505 million at December 30, 2017 and $585 million at December 31, 2016. Amortization of our debt premium, net was $81 million in 2017, $88 million in 2016, and $45 million in 2015.
Debt Repayments:
In June 2017, we repaid $2.0 billion aggregate principal amount of senior notes that matured in the period. We funded these long-term debt repayments primarily with cash on hand and our commercial paper programs. Additionally, we repaid our $600 million aggregate principal amount Term Loan Facility in August 2017.
In 2015, we recorded a $341 million loss on extinguishment of debt, which was comprised of a write-off of debt issuance costs and unamortized debt discounts of $236 million in interest expense as well as call premiums of $105 million in other expense/(income), net.
Fair Value of Debt:
At December 30, 2017, the aggregate fair value of our total debt was $33.0 billion as compared with a carrying value of $31.5 billion. At December 31, 2016, the aggregate fair value of our total debt was $33.2 billion as compared with a carrying value of $32.4 billion. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 17. Capital Stock
Preferred Stock and Warrants
Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 920,000 shares of preferred stock.
On June 7, 2016, we redeemed all 80,000 outstanding shares of our 9.00% cumulative compounding preferred stock, Series A (“Series A Preferred Stock”) for $8.3 billion. We funded this redemption primarily through the issuance of long-term debt in May 2016, as well as other sources of liquidity, including our commercial paper program, U.S. securitization program, and cash on hand. In connection with the redemption, all Series A Preferred Stock was canceled and automatically retired.
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

Shares of common stock issued, in treasury, and outstanding were (in millions of shares):

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 28, 2014	377	—	377
Exercise of warrants	20	—	20
Issuance of common stock to Sponsors	222	—	222
Acquisition of Kraft Foods Group, Inc.	593	—	593
Exercise of stock options, issuance of other stock awards, and other	2	—	2
Balance at January 3, 2016	1,214	—	1,214
Exercise of stock options, issuance of other stock awards, and other	5	(2)	3
Balance at December 31, 2016	1,219	(2)	1,217
Exercise of stock options, issuance of other stock awards, and other	2	—	2
Balance at December 30, 2017	1,221	(2)	1,219
Note 18. Earnings Per Share
As a result of the stock conversion prior to the 2015 Merger, all per share data, numbers of shares, and numbers of equity awards outstanding were retroactively adjusted for all historical periods presented prior to the 2015 Merger Date. See Note 1, Background and Basis of Presentation, for additional information.
Our earnings per common share (“EPS”) were:

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$10,999	$3,452	$(266)
Weighted average shares of common stock outstanding	1,218	1,217	786
Net earnings/(loss)	$9.03	$2.84	$(0.34)
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$10,999	$3,452	$(266)
Weighted average shares of common stock outstanding	1,218	1,217	786
Effect of dilutive equity awards	10	9	—
Weighted average shares of common stock outstanding, including dilutive effect	1,228	1,226	786
Net earnings/(loss)	$8.95	$2.81	$(0.34)
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Due to the net loss attributable to common shareholders in 2015, the dilutive effects of equity awards and warrants were excluded because their inclusion would have had an anti-dilutive effect on earnings per share. Anti-dilutive shares were 2 million in 2017, 3 million in 2016, and 17 million in 2015.
Note 19. Segment Reporting
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
In the third quarter of 2017, we announced our plans to reorganize certain of our international businesses to better align our global geographies. These plans include moving our Middle East and Africa businesses from the AMEA segment into the Europe segment, forming the Europe, Middle East, and Africa (“EMEA”) segment. The remaining AMEA businesses will become the Asia Pacific (“APAC”) segment, which will remain in Rest of World. We expect these changes to become effective in the first quarter of 2018. As a result, we expect to restate our Europe and Rest of World segments to reflect these changes for historical periods presented in the first quarter of 2018.

Management evaluates segment performance based on several factors, including net sales and segment adjusted earnings before interest, tax, depreciation, and amortization (“Segment Adjusted EBITDA”). Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources. Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. These items include depreciation and amortization (excluding integration and restructuring expenses; including amortization of postretirement benefit plans prior service credits), equity award compensation expense, integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, and nonmonetary currency devaluation (e.g., remeasurement gains and losses). In addition, consistent with the manner in which management evaluates segment performance and allocates resources, Segment Adjusted EBITDA includes the operating results of Kraft on a pro forma basis, as if Kraft had been acquired as of December 30, 2013. There are no pro forma adjustments to any of the numbers disclosed in this note to the consolidated financial statements except for the Segment Adjusted EBITDA reconciliation.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Net sales:
United States	$18,353	$18,641	$10,943
Canada	2,190	2,309	1,437
Europe	2,393	2,366	2,656
Rest of World	3,296	3,171	3,302
Total net sales	$26,232	$26,487	$18,338
Segment Adjusted EBITDA was (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Segment Adjusted EBITDA:
United States	$6,001	$5,862	$4,690
Canada	639	642	541
Europe	781	781	938
Rest of World	617	657	742
General corporate expenses	(108)	(164)	(172)
Depreciation and amortization (excluding integration and restructuring expenses)	(583)	(536)	(779)
Integration and restructuring expenses	(457)	(1,012)	(1,117)
Merger costs	—	(30)	(194)
Amortization of inventory step-up	—	—	(347)
Unrealized gains/(losses) on commodity hedges	(19)	38	41
Impairment losses	(49)	(53)	(58)
Gains/losses on sale of business	—	—	21
Nonmonetary currency devaluation	—	(4)	(57)
Equity award compensation expense (excluding integration and restructuring expenses)	(49)	(39)	(61)
Other pro forma adjustments	—	—	(1,549)
Operating income	6,773	6,142	2,639
Interest expense	1,234	1,134	1,321
Other expense/(income), net	9	(15)	305
Income/(loss) before income taxes	$5,530	$5,023	$1,013

Total depreciation and amortization expense by segment was (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Depreciation and amortization expense:
United States	$661	$966	$484
Canada	48	56	36
Europe	96	84	86
Rest of World	101	87	85
General corporate expenses	130	144	49
Total depreciation and amortization expense	$1,036	$1,337	$740
The decrease in depreciation and amortization expense in 2017 compared to 2016 was primarily driven by accelerated depreciation recognized in 2016 resulting from factory closures as part of our Integration Program. See Note 3, Integration and Restructuring Expenses, for additional information.
Total capital expenditures by segment were (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Capital expenditures:
United States	$764	$843	$377
Canada	42	30	19
Europe	125	109	106
Rest of World	209	102	99
General corporate expenses	77	163	47
Total capital expenditures	$1,217	$1,247	$648
Concentration of risk:
Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2017, 22% of our net sales in 2016, and approximately 20% of our net sales in 2015. All of our segments have sales to Walmart Inc.
In the first quarter of 2017, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Our net sales by product category were (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Condiments and sauces	$6,439	$6,475	$5,877
Cheese and dairy	5,482	5,619	2,795
Ambient meals	2,310	2,345	1,859
Frozen and chilled meals	2,578	2,548	2,179
Meats and seafood	2,609	2,703	1,480
Refreshment beverages	1,508	1,524	665
Coffee	1,423	1,494	710
Infant and nutrition	755	761	902
Desserts, toppings and baking	956	981	521
Nuts and salted snacks	937	1,050	562
Other	1,235	987	788
Total net sales	$26,232	$26,487	$18,338

Geographic Financial Information:
We had significant sales in the United States, Canada, and the United Kingdom. Our net sales by geography were (in millions):

	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)	January 3, 2016 (53 weeks)
Net sales:
United States	$18,353	$18,641	$10,943
Canada	2,190	2,309	1,437
United Kingdom	1,021	1,055	1,334
Other	4,668	4,482	4,624
Total net sales	$26,232	$26,487	$18,338
Other net sales in the table above included net sales to Puerto Rico of $94 million in 2017, $87 million in 2016, and $37 million in 2015.
We had significant long-lived assets in the United States, Canada, and United Kingdom. Long-lived assets include property, plant and equipment, goodwill, trademarks, and other intangible assets, net of related depreciation and amortization. Our long-lived assets by geography were (in millions):

	December 30, 2017	December 31, 2016
Long-lived assets:
United States	$92,129	$92,243
Canada	6,592	6,172
United Kingdom	6,219	5,669
Other	6,453	6,026
Total long-lived assets	$111,393	$110,110
Note 20. Quarterly Financial Data (Unaudited)
Our quarterly financial data for 2017 and 2016 was:

	2017 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net sales	$6,364	$6,677	$6,314	$6,877
Gross profit	2,301	2,681	2,314	2,407
Net income/(loss)	891	1,160	943	7,996
Net income/(loss) attributable to Kraft Heinz	893	1,159	944	8,003
Net income/(loss) attributable to common shareholders	893	1,159	944	8,003
Per share data applicable to common shareholders:
Basic earnings/(loss)	0.73	0.95	0.78	6.57
Diluted earnings/(loss)	0.73	0.94	0.77	6.52

	2016 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net sales	$6,570	$6,793	$6,267	$6,857
Gross profit	2,378	2,531	2,218	2,459
Net income/(loss)	900	955	843	944
Net income/(loss) attributable to Kraft Heinz	896	950	842	944
Net income/(loss) attributable to common shareholders	896	770	842	944
Per share data applicable to common shareholders:
Basic earnings/(loss)	0.74	0.63	0.69	0.78
Diluted earnings/(loss)	0.73	0.63	0.69	0.77

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.
Note 21. Supplemental Financial Information
We fully and unconditionally guarantee the notes issued by our 100% owned operating subsidiary, Kraft Heinz Foods Company. See Note 16, Debt, for additional descriptions of these guarantees. None of our other subsidiaries guarantee these notes.
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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Year Ended December 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$17,507	$9,293	$(568)	$26,232
Cost of products sold	—	10,710	6,387	(568)	16,529
Gross profit	—	6,797	2,906	—	9,703
Selling, general and administrative expenses	—	652	2,278	—	2,930
Intercompany service fees and other recharges	—	4,308	(4,308)	—	—
Operating income	—	1,837	4,936	—	6,773
Interest expense	—	1,190	44	—	1,234
Other expense/(income), net	—	(10)	19	—	9
Income/(loss) before income taxes	—	657	4,873	—	5,530
Provision for/(benefit from) income taxes	—	(221)	(5,239)	—	(5,460)
Equity in earnings of subsidiaries	10,999	10,121	—	(21,120)	—
Net income/(loss)	10,999	10,999	10,112	(21,120)	10,990
Net income/(loss) attributable to noncontrolling interest	—	—	(9)	—	(9)
Net income/(loss) excluding noncontrolling interest	$10,999	$10,999	$10,121	$(21,120)	$10,999

Comprehensive income/(loss) excluding noncontrolling interest	$11,573	$11,573	$7,726	$(19,299)	$11,573

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

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of December 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$509	$1,120	$—	$1,629
Trade receivables	—	91	830	—	921
Receivables due from affiliates	—	716	207	(923)	—
Dividends due from affiliates	135	—	—	(135)	—
Sold receivables	—	—	353	—	353
Income taxes receivable	—	1,904	97	(1,419)	582
Inventories	—	1,846	969	—	2,815
Short-term lending due from affiliates	—	1,598	3,816	(5,414)	—
Other current assets	—	493	473	—	966
Total current assets	135	7,157	7,865	(7,891)	7,266
Property, plant and equipment, net	—	4,577	2,543	—	7,120
Goodwill	—	11,067	33,757	—	44,824
Investments in subsidiaries	66,034	80,426	—	(146,460)	—
Intangible assets, net	—	3,222	56,227	—	59,449
Long-term lending due from affiliates	—	1,700	2,029	(3,729)	—
Other assets	—	515	1,058	—	1,573
TOTAL ASSETS	$66,169	$108,664	$103,479	$(158,080)	$120,232
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$448	$12	$—	$460
Current portion of long-term debt	—	2,577	166	—	2,743
Short-term lending due to affiliates	—	3,816	1,598	(5,414)	—
Trade payables	—	2,718	1,731	—	4,449
Payables due to affiliates	—	207	716	(923)	—
Accrued marketing	—	236	444	—	680
Accrued postemployment costs	—	—	51	—	51
Income taxes payable	—	—	1,571	(1,419)	152
Interest payable	—	404	15	—	419
Dividends due to affiliates	—	135	—	(135)	—
Other current liabilities	135	473	570	—	1,178
Total current liabilities	135	11,014	6,874	(7,891)	10,132
Long-term debt	—	27,442	891	—	28,333
Long-term borrowings due to affiliates	—	2,029	1,919	(3,948)	—
Deferred income taxes	—	1,245	12,831	—	14,076
Accrued postemployment costs	—	184	243	—	427
Other liabilities	—	716	301	—	1,017
TOTAL LIABILITIES	135	42,630	23,059	(11,839)	53,985
Redeemable noncontrolling interest	—	—	6	—	6
Total shareholders’ equity	66,034	66,034	80,207	(146,241)	66,034
Noncontrolling interest	—	—	207	—	207
TOTAL EQUITY	66,034	66,034	80,414	(146,241)	66,241
TOTAL LIABILITIES AND EQUITY	$66,169	$108,664	$103,479	$(158,080)	$120,232

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of December 31, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,830	$1,374	$—	$4,204
Trade receivables	—	12	757	—	769
Receivables due from affiliates	—	712	111	(823)	—
Dividends due from affiliates	39	—	—	(39)	—
Sold receivables	—	—	129	—	129
Income taxes receivable	—	1,959	10	(1,709)	260
Inventories	—	1,759	925	—	2,684
Short-term lending due from affiliates	—	1,722	2,956	(4,678)	—
Other current assets	—	270	437	—	707
Total current assets	39	9,264	6,699	(7,249)	8,753
Property, plant and equipment, net	—	4,447	2,241	—	6,688
Goodwill	—	11,067	33,058	—	44,125
Investments in subsidiaries	57,358	70,877	—	(128,235)	—
Intangible assets, net	—	3,364	55,933	—	59,297
Long-term lending due from affiliates	—	1,700	2,000	(3,700)	—
Other assets	—	501	1,116	—	1,617
TOTAL ASSETS	$57,397	$101,220	$101,047	$(139,184)	$120,480
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$642	$3	$—	$645
Current portion of long-term debt	—	2,032	14	—	2,046
Short-term lending due to affiliates	—	2,956	1,722	(4,678)	—
Trade payables	—	2,376	1,620	—	3,996
Payables due to affiliates	—	111	712	(823)	—
Accrued marketing	—	277	472	—	749
Accrued postemployment costs	—	144	13	—	157
Income taxes payable	—	—	1,964	(1,709)	255
Interest payable	—	401	14	—	415
Dividends due to affiliates	—	39	—	(39)	—
Other current liabilities	39	588	611	—	1,238
Total current liabilities	39	9,566	7,145	(7,249)	9,501
Long-term debt	—	28,736	977	—	29,713
Long-term borrowings due to affiliates	—	2,000	1,902	(3,902)	—
Deferred income taxes	—	1,382	19,466	—	20,848
Accrued postemployment costs	—	1,754	284	—	2,038
Other liabilities	—	424	382	—	806
TOTAL LIABILITIES	39	43,862	30,156	(11,151)	62,906
Redeemable noncontrolling interest	—	—	—	—	—
Total shareholders’ equity	57,358	57,358	70,675	(128,033)	57,358
Noncontrolling interest	—	—	216	—	216
TOTAL EQUITY	57,358	57,358	70,891	(128,033)	57,574
TOTAL LIABILITIES AND EQUITY	$57,397	$101,220	$101,047	$(139,184)	$120,480

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$2,888	$1,499	$(972)	$(2,888)	$527
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	2,286	—	2,286
Capital expenditures	—	(757)	(460)	—	(1,217)
Proceeds from net investment hedges	—	6	—	—	6
Net proceeds from/(payments on) intercompany lending activities	—	641	(542)	(99)	—
Additional investments in subsidiaries	(22)	—	—	22	—
Other investing activities, net	—	58	23	—	81
Net cash provided by/(used for) investing activities	(22)	(52)	1,307	(77)	1,156
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(2,632)	(12)	—	(2,644)
Proceeds from issuance of long-term debt	—	1,496	—	—	1,496
Debt issuance costs	—	(6)	—	—	(6)
Net proceeds from/(payments on) intercompany borrowing activities	—	542	(641)	99	—
Proceeds from issuance of commercial paper	—	6,043	—	—	6,043
Repayments of commercial paper	—	(6,249)	—	—	(6,249)
Dividends paid-Series A Preferred Stock	—	—	—	—	—
Dividends paid-common stock	(2,888)	(2,888)	—	2,888	(2,888)
Redemption of Series A Preferred Stock	—	—	—	—	—
Other intercompany capital stock transactions	—	22	—	(22)	—
Other financing activities, net	22	—	—	—	22
Net cash provided by/(used for) financing activities	(2,866)	(3,672)	(653)	2,965	(4,226)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	57	—	57
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(2,225)	(261)	—	(2,486)
Balance at beginning of period	—	2,869	1,386	—	4,255
Balance at end of period	$—	$644	$1,125	$—	$1,769

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$3,097	$4,369	$(1,705)	$(3,112)	$2,649
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	2,589	—	2,589
Capital expenditures	—	(923)	(324)	—	(1,247)
Proceeds from net investment hedges	—	104	(13)	—	91
Net proceeds from/(payments on) intercompany lending activities	—	690	37	(727)	—
Additional investments in subsidiaries	55	(10)	—	(45)	—
Return of capital	8,987	—	—	(8,987)	—
Other investing activities, net	—	25	(6)	—	19
Net cash provided by/(used for) investing activities	9,042	(114)	2,283	(9,759)	1,452
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(72)	(14)	—	(86)
Proceeds from issuance of long-term debt	—	6,978	3	—	6,981
Debt issuance costs	—	(53)	—	—	(53)
Net proceeds from/(payments on) intercompany borrowing activities	—	(37)	(690)	727	—
Proceeds from issuance of commercial paper	—	6,680	—	—	6,680
Repayments of commercial paper	—	(6,043)	—	—	(6,043)
Dividends paid-Series A Preferred Stock	(180)	—	—	—	(180)
Dividends paid-common stock	(3,584)	(3,764)	(16)	3,780	(3,584)
Redemption of Series A Preferred Stock	(8,320)	—	—	—	(8,320)
Other intercompany capital stock transactions	—	(8,374)	10	8,364	—
Other financing activities, net	(55)	47	(8)	—	(16)
Net cash provided by/(used for) financing activities	(12,139)	(4,638)	(715)	12,871	(4,621)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(137)	—	(137)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(383)	(274)	—	(657)
Balance at beginning of period	—	3,252	1,660	—	4,912
Balance at end of period	$—	$2,869	$1,386	$—	$4,255

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Year Ended January 3, 2016
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$632	$1,363	$64	$(787)	$1,272
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,331	—	1,331
Capital expenditures	—	(400)	(248)	—	(648)
Proceeds from net investment hedges	—	488	—	—	488
Net proceeds from/(payments on) intercompany lending activities	—	737	(721)	(16)	—
Payments to acquire Kraft Foods Group, Inc., net of cash acquired	—	(9,535)	67	—	(9,468)
Additional investments in subsidiaries	(10,000)	—	—	10,000	—
Return of capital	1,570	5	—	(1,575)	—
Other investing activities, net	—	(2)	(10)	—	(12)
Net cash provided by/(used for) investing activities	(8,430)	(8,707)	419	8,409	(8,309)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(12,284)	(30)	—	(12,314)
Proceeds from issuance of long-term debt	—	14,032	802	—	14,834
Debt prepayment and extinguishment costs	—	(105)	—	—	(105)
Debt issuance costs	—	(94)	(4)	—	(98)
Net proceeds from/(payments on) intercompany borrowing activities	—	721	(737)	16	—
Proceeds from issuance of common stock to Sponsors	10,000	—	—	—	10,000
Dividends paid-Series A Preferred Stock	(900)	—	—	—	(900)
Dividends paid-common stock	(1,302)	(2,202)	(155)	2,357	(1,302)
Other intercompany capital stock transactions	—	10,000	(5)	(9,995)	—
Other financing activities, net	—	(12)	(56)	—	(68)
Net cash provided by/(used for) financing activities	7,798	10,056	(185)	(7,622)	10,047
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(408)	—	(408)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	2,712	(110)	—	2,602
Balance at beginning of period	—	540	1,770	—	2,310
Balance at end of period	$—	$3,252	$1,660	$—	$4,912

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	December 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$509	$1,120	$—	$1,629
Restricted cash included in other assets (current)	—	135	5	—	140
Cash, cash equivalents, and restricted cash	$—	$644	$1,125	$—	$1,769

	December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,830	$1,374	$—	$4,204
Restricted cash included in other assets (current)	—	39	3	—	42
Restricted cash included in other assets (noncurrent)	—	—	9	—	9
Cash, cash equivalents, and restricted cash	$—	$2,869	$1,386	$—	$4,255

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 30, 2017, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Remediation of Previously Disclosed Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed concurrently with the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, we concluded that we had a material weakness in internal control over financial reporting related to the misapplication of Accounting Standards Update 2016-15. Specifically, we did not maintain effective controls over the adoption of new accounting standards, including communication with the appropriate individuals in coming to our conclusions on the application of new standards. Our management determined that the control deficiency constituted a material weakness.
During the fourth quarter of 2017, management implemented steps to improve the evaluation and documentation of new accounting standards’ impacts and communication with the appropriate individuals.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the three months ended December 30, 2017. During the three months ended December 30, 2017, management implemented steps to improve the evaluation and documentation of new accounting standards’ impacts and communication with the appropriate individuals. These changes have been designed to ensure enhanced subject matter expert input in relation to new accounting standard pronouncements.
We determined that, except for the remediation activities described above, there were no changes in our internal control over financial reporting during the three months ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2017. Management based this assessment on criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, management determined that as of December 30, 2017, we maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 30, 2017, as stated in their report which appears herein under Item 8.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have a written code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of conduct is available free of charge on our website at www.kraftheinzcompany.com and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, 200 East Randolph Street, Suite 7600; Chicago, Illinois 60601. Any amendment to our code of conduct and any waiver applicable to our executive officers or senior financial officers will be posted on our Web site within the time period required by the SEC and applicable NASDAQ rules. The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additional information required by this Item 10 is included under the headings “Company Proposals - Proposal 1. Election of Directors,” “Corporate Governance and Board Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters – Governance Guidelines and Codes of Conduct,” and “Board Committees and Membership – Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on April 23, 2018 (“2018 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by this Item 11 is included under the headings “Pay Ratio Disclosure,” “Board Committees and Membership – Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables,” in our 2018 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 30, 2017, were:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,396,351	$41.63	48,723,411
Equity compensation plans not approved by security holders	—	—	—
Total	21,396,351		48,723,411
(1) Includes the vesting of RSUs.
Information related to the security ownership of certain beneficial owners and management is included in our 2018 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the heading “Corporate Governance and Board Matters - Independence and Related Person Transactions” in our 2018 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services.
Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2018 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Index to Consolidated Financial Statements and Schedules
Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.
(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Descriptions
2.1
Separation and Distribution Agreement between Mondelēz International, Inc. (formerly known as Kraft Foods Inc.) and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on October 26, 2012).+

2.2
Canadian Asset Transfer Agreement between Mondelēz Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).+

2.3
Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property between Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).+

2.4
Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.4 to Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).+

2.5
Agreement and Plan of Merger, dated as of March 24, 2015, by and among H.J. Heinz Holding Corporation, Kite Merger Sub Corp., Kite Merger Sub LLC and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-203364), filed on April 10, 2015).+

2.6
First Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, effective as of July 15, 2013 (incorporated by reference to Exhibit 2.2 to Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q (File No. 1-35491), filed on April 28, 2015).

2.7
Second Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, effective as of October 1, 2014 (incorporated by reference to Exhibit 2.3 to Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q (File No. 1-35491), filed on April 28, 2015).

2.8
Amendment to the Master Ownership and License Agreement regarding Trademarks and Related Intellectual Property, by and between Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, effective as of September 28, 2016 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on August 4, 2017).

2.9
Addendum to Master Ownership and License Agreement Regarding Patents, Trade Secrets, and Related Intellectual Property, by and between Intercontinental Great Brands LLC, Mondelçz UK LTD, Kraft Foods R&D Inc., and Kraft Foods Group Brands LLC, dated as of May 9, 2017 (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on August 4, 2017).

3.1
Second Amended and Restated Certificate of Incorporation of H.J. Heinz Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 2, 2015).

3.2	Amended and Restated Bylaws of The Kraft Heinz Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on October 27, 2017).
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

4.10	Form of the 2.70% Senior Notes due 2020 (included in Exhibit 4.9).
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

4.18
Indenture among H. J. Heinz Corporation II, H. J. Heinz Finance Company, and The Bank of New York Mellon (as successor trustee) dated as of July 6, 2001 governing the 6.75% Guaranteed Notes due 2032 and the 7.125% Guaranteed Notes due 2039 (incorporated herein by reference to Exhibit 4(c) to H. J. Heinz Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002 (File No. 1-3385), filed on July 30, 2002).

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

4.20
Supplemental Indenture No. 4, dated as of November 11, 2015, to the Indenture, by and between Kraft Foods Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (File No. 1-37482), filed on March 3, 2016).

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

4.26	Form of the 3.000% Senior Notes due 2026 and the 4.375% Senior Notes due 2046 (included in Exhibit 4.25).

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

4.28	Form of the 1.500% Senior Notes due 2024 and the 2.250% Senior Notes due 2028 (included in Exhibit 4.25).
4.29
Sixth Supplemental Indenture, dated as of August 10, 2017, governing the floating rate Senior Notes due 2019, the floating rate Senior Notes due 2021 and the floating rate Senior Notes due 2022, by and among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-37482), filed on August 10, 2017).

4.30	Forms of floating rate Senior Notes due 2019, the floating rate Senior Notes due 2021 and the floating rate Senior Notes due 2022 (included in Exhibit 4.29).
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

10.13	Consulting Agreement, dated as of November 2, 2017, by and between The Kraft Heinz Company and John T. Cahill.++
10.14	The Kraft Heinz Company 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on May 5, 2016).++

10.15
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on May 5, 2016).++

10.16
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on May 5, 2016).++

10.17	Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement.++
10.18
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Performance Share Award Notice (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 1-37482), filed on February 23, 2017).++

10.19	Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Performance Share Award Notice.++
10.20
Employment Agreement between The Kraft Heinz Company and George Zoghbi, dated as of December 16, 2016 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 1-37482), filed on February 23, 2017).++

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
101.1
The following materials from The Kraft Heinz Company’s Annual Report on Form 10-K for the year ended December 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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

The Kraft Heinz Company
Date:	February 16, 2018
		By:	/s/ David H. Knopf
David H. Knopf
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Bernardo Hees	Chief Executive Officer	February 16, 2018
Bernardo Hees	(Principal Executive Officer)

/s/ David H. Knopf	Executive Vice President and Chief Financial Officer	February 16, 2018
David H. Knopf	(Principal Financial Officer)

/s/ Christopher R. Skinger	Vice President, Global Controller	February 16, 2018
Christopher R. Skinger	(Principal Accounting Officer)

Alexandre Behring*	Chairman of the Board

John T. Cahill*	Vice Chairman of the Board

Gregory E. Abel*	Director

Warren E. Buffett*	Director

Tracy Britt Cool*	Director

Feroz Dewan*	Director

Jeanne P. Jackson*	Director

Jorge Paulo Lemann*	Director

Mackey J. McDonald*	Director

John C. Pope*	Director

Marcel Herrmann Telles*	Director

*By:	/s/ David H. Knopf
David H. Knopf
Attorney-In-Fact
February 16, 2018

The Kraft Heinz Company
Valuation and Qualifying Accounts
For the Years Ended December 30, 2017, December 31, 2016 and January 3, 2016
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-offs and Reclassifications	Balance at End of Period
Year ended December 30, 2017
Allowances related to trade accounts receivable	$20	$8	$1	$(6)	$23
Allowances related to deferred taxes	89	(9)	—	—	80
	$109	$(1)	$1	$(6)	$103
Year ended December 31, 2016
Allowances related to trade accounts receivable	$32	$6	$(4)	$14	$20
Allowances related to deferred taxes	83	6	—	—	89
	$115	$12	$(4)	$14	$109
Year ended January 3, 2016
Allowances related to trade accounts receivable	$8	$5	$20	$1	$32
Allowances related to deferred taxes	64	10	12	3	83
	$72	$15	$32	$4	$115

(a)	Primarily relates to acquisitions and currency translation.

S-1