Form 10-Q
period 2018-03-31
Kraft Heinz Co
filed 2018-05-03
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 28, 2018, there were 1,219,172,261 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$6,304	$6,324
Cost of products sold	4,059	4,125
Gross profit	2,245	2,199
Selling, general and administrative expenses	764	766
Operating income	1,481	1,433
Interest expense	317	313
Other expense/(income), net	(90)	(130)
Income/(loss) before income taxes	1,254	1,250
Provision for/(benefit from) income taxes	261	359
Net income/(loss)	993	891
Net income/(loss) attributable to noncontrolling interest	—	(2)
Net income/(loss) attributable to common shareholders	$993	$893
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.81	$0.73
Diluted earnings/(loss)	0.81	0.73
Dividends declared	0.625	0.60

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Net income/(loss)	$993	$891
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	197	307
Net deferred gains/(losses) on net investment hedges	(74)	(51)
Net deferred gains/(losses) on cash flow hedges	22	(34)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(13)	20
Net actuarial gains/(losses) arising during the period	—	(10)
Reclassification of net postemployment benefit losses/(gains)	(58)	(55)
Total other comprehensive income/(loss)	74	177
Total comprehensive income/(loss)	1,067	1,068
Comprehensive income/(loss) attributable to noncontrolling interest	(5)	(4)
Comprehensive income/(loss) attributable to common shareholders	$1,072	$1,072

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Cash and cash equivalents	$1,794	$1,629
Trade receivables (net of allowances of $24 at March 31, 2018 and $23 at December 30, 2017)	1,044	921
Sold receivables	530	353
Income taxes receivable	150	582
Inventories	3,144	2,815
Other current assets	775	966
Total current assets	7,437	7,266
Property, plant and equipment, net	7,267	7,120
Goodwill	44,843	44,824
Intangible assets, net	59,600	59,449
Other assets	1,640	1,573
TOTAL ASSETS	$120,787	$120,232
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$1,001	$460
Current portion of long-term debt	2,742	2,743
Trade payables	4,241	4,449
Accrued marketing	567	680
Income taxes payable	291	152
Interest payable	345	419
Other current liabilities	1,142	1,229
Total current liabilities	10,329	10,132
Long-term debt	28,561	28,333
Deferred income taxes	14,085	14,076
Accrued postemployment costs	400	427
Other liabilities	949	1,017
TOTAL LIABILITIES	54,324	53,985
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	8	6
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,222 shares issued and 1,219 shares outstanding at March 31, 2018; 1,221 shares issued and 1,219 shares outstanding at December 30, 2017)	12	12
Additional paid-in capital	58,733	58,711
Retained earnings/(deficit)	8,718	8,589
Accumulated other comprehensive income/(losses)	(975)	(1,054)
Treasury stock, at cost (3 shares at March 31, 2018 and 2 shares at December 30, 2017)	(240)	(224)
Total shareholders' equity	66,248	66,034
Noncontrolling interest	207	207
TOTAL EQUITY	66,455	66,241
TOTAL LIABILITIES AND EQUITY	$120,787	$120,232

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 30, 2017	12	58,711	8,589	(1,054)	(224)	207	66,241
Net income/(loss) excluding redeemable noncontrolling interest	—	—	993	—	—	5	998
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	79	—	(5)	74
Dividends declared-common stock	—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period	—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other	—	22	(7)	—	(16)	—	(1)
Balance at March 31, 2018	$12	$58,733	$8,718	$(975)	$(240)	$207	$66,455

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$993	$891
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	234	262
Amortization of postretirement benefit plans prior service costs/(credits)	(106)	(82)
Equity award compensation expense	7	11
Deferred income tax provision/(benefit)	(47)	105
Pension contributions	(5)	(11)
Nonmonetary currency devaluation	47	8
Other items, net	(12)	8
Changes in current assets and liabilities:
Trade receivables	(712)	(1,040)
Inventories	(312)	(492)
Accounts payable	(69)	62
Other current assets	9	(67)
Other current liabilities	386	(270)
Net cash provided by/(used for) operating activities	413	(615)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	436	464
Capital expenditures	(223)	(368)
Payments to acquire business, net of cash acquired	(215)	—
Other investing activities, net	6	38
Net cash provided by/(used for) investing activities	4	134
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	1,524	2,324
Repayments of commercial paper	(1,006)	(2,068)
Dividends paid-common stock	(897)	(736)
Other financing activities, net	3	(25)
Net cash provided by/(used for) financing activities	(376)	(505)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	13
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	31	(973)
Balance at beginning of period	1,769	4,255
Balance at end of period	$1,800	$3,282

Non-cash investing activities:
Beneficial interest obtained in exchange for securitized trade receivables	$613	$880

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Notes to Condensed Consolidated Financial Statements
Note 1. Background and Basis of Presentation
Basis of Presentation
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
The condensed consolidated balance sheet data at December 30, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2017. The results for interim periods are not necessarily indicative of future or annual results.
New Accounting Pronouncements
Accounting Standards Adopted in the Current Year:
In March 2017, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2017-07 related to the presentation of net periodic benefit cost (pension and postretirement cost). This ASU became effective beginning in the first quarter of our fiscal year 2018. Under the new guidance, the service cost component of net periodic benefit cost must be presented in the same statement of income line item as other employee compensation costs arising from services rendered by employees during the period. Other components of net periodic benefit cost must be disaggregated from the service cost component in the statements of income and must be presented outside the operating income subtotal. Additionally, only the service cost component is eligible for capitalization in assets. The new guidance must be applied retrospectively for the statement of income presentation of service cost components and other net periodic benefit cost components and prospectively for the capitalization of service cost components. There is a practical expedient that allows us to use historical amounts disclosed in our Postemployment Benefits footnote as an estimation basis for retrospectively applying the statement of income presentation requirements. In the first quarter of 2018, we adopted this ASU using the practical expedient described above. The impact of retrospectively adopting this ASU on our historical statement of income is included in the table below. There was no associated impact to our condensed consolidated balance sheet at December 30, 2017 or our condensed consolidated statement of cash flows for the three months ended April 1, 2017.
In May 2014, the FASB issued ASU 2014-09, which superseded previously existing revenue recognition guidance. Under this ASU, companies must apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the company expects to be entitled to in exchange for those goods or services. The ASU may be applied using a full retrospective method or a modified retrospective transition method, with a cumulative-effect adjustment as of the date of adoption. The ASU also provides for certain practical expedients, including the option to expense as incurred the incremental costs of obtaining a contract, if the contract period is for one year or less. This ASU was effective beginning in the first quarter of our fiscal year 2018. We adopted this ASU in the first quarter of 2018 using the full retrospective method and the practical expedient described above. Upon adoption, we made the following policy elections: (i) we account for shipping and handling costs as contract fulfillment costs, and (ii) we exclude taxes imposed on and collected from customers in revenue producing transactions (e.g., sales, use, and value added taxes) from the transaction price. The impact of adopting this guidance was immaterial to our financial statements and related disclosures.
While the impact of the adoption of ASU 2014-09 was immaterial, at the same time we retrospectively corrected immaterial misclassifications in our statements of income principally related to customer incentive program expenses. The impact on our statement of income for the three months ended April 1, 2017 was a decrease to net sales of $40 million, a decrease to cost of products sold of $38 million, and a decrease to selling, general and administrative expenses (“SG&A”) of $2 million. These impacts are included in the table below. There was no associated impact to our condensed consolidated balance sheet at December 30, 2017 or our condensed consolidated statement of cash flows for the three months ended April 1, 2017.

The impacts of these ASUs and reclassifications on our historical statement of income were as follows (in millions):

	For the Three Months Ended
	April 1, 2017
	As Reported	Adjustment	As Adjusted
Net sales	$6,364	$(40)	$6,324
Cost of products sold	4,063	62	4,125
Gross profit	2,301	(102)	2,199
Selling, general and administrative expenses	750	16	766
Operating income	1,551	(118)	1,433
Other expense/(income), net	(12)	(118)	(130)
Income/(loss) before income taxes	1,250	—	1,250
In October 2016, the FASB issued ASU 2016-16 related to the income tax accounting impacts of intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment. Under the new accounting guidance, current and deferred income taxes should be recognized upon transfer of the assets. Previously, recognition of current and deferred income taxes was prohibited until the asset was sold to an external party. This ASU became effective beginning in the first quarter of our fiscal year 2018. We adopted this new guidance on a modified retrospective basis through a cumulative-effect adjustment of $95 million to decrease retained earnings in the first quarter of 2018.
In January 2017, the FASB issued ASU 2017-01 clarifying the definition of a business used in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU provides a screen for entities to determine if an integrated set of assets and activities (“set”) is not a business. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If this screen is not met, the entity then determines if the set meets the minimum requirement of a business. For a set to be a business, it must include an input and a substantive process which together significantly contribute to the ability to create outputs. This ASU became effective beginning in the first quarter of our fiscal year 2018. We adopted this ASU on a prospective basis. The adoption of this ASU did not impact our financial statements or related disclosures.
Accounting Standards Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02 to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The updated guidance requires lessees to reflect most leases on their balance sheets as assets and obligations. The ASU also provides for certain practical expedients, which we are considering for adoption. This includes ASU 2018-01, which provides a practical expedient that allows companies to exclude existing or expired land easements from the lease assessment (though new land easements entered into after adoption must be assessed). This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted. The guidance must be adopted using a modified retrospective transition. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures. We have completed our scoping reviews, identified our significant leases by geography and by asset type, and made progress in developing accounting policies and policy elections upon adoption of the standard. We have also developed a lease data extraction strategy and commenced data extraction efforts. Furthermore, we have identified an accounting system to support the future state leasing process and have started to develop our future state process design as part of the overall system implementation. Upon adoption, we expect that our financial statement disclosures will be expanded to present additional details of our leasing arrangements. At this time, we are unable to reasonably estimate the expected increase in assets and liabilities on our condensed consolidated balance sheets upon adoption. We will adopt this ASU on the first day of our fiscal year 2019.

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
In February 2018, the FASB issued ASU 2018-02 related to reclassifying tax effects stranded in accumulated other comprehensive income because of the Tax Cuts and Jobs Act enacted on December 22, 2017 (“U.S. Tax Reform”). U.S. Tax Reform reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. Accounting Standards Codification Topic 740, Income Taxes, (“ASC 740”) requires the remeasurement of deferred tax assets and liabilities as a result of such changes in tax laws or rates to be presented in net income from continuing operations. However, the related tax effects of such deferred tax assets and liabilities may have been originally recorded in other comprehensive income. This ASU allows companies to reclassify such stranded tax effects from accumulated other comprehensive income to retained earnings. This reclassification adjustment is optional, and if elected, may be applied either to the period of adoption or retrospectively to the period(s) impacted by U.S. Tax Reform. Additionally, this ASU requires companies to disclose the policy election for stranded tax effects as well as the general accounting policy for releasing income tax effects from accumulated other comprehensive income. This guidance is effective in the first quarter of 2019. Early adoption is permitted, including in an interim period. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures, including the timing of adoption and the application method.
Significant Accounting Policies
The following significant accounting policies were updated in the first quarter of 2018 to reflect changes upon adoption of ASU 2014-09 and ASU 2017-07. There were no other changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.
Revenue Recognition:
Our revenues are primarily derived from customer orders for the purchase of our products. We recognize revenues as performance obligations are fulfilled when control passes to our customers. We record revenues net of variable consideration including consumer incentives and performance obligations related to trade promotions, excluding taxes, and including all shipping and handling charges billed to customers (accounting for shipping and handling charges that occur after the transfer of control as fulfillment costs). We also record a refund liability for estimated product returns and customer allowances as reductions to revenues within the same period that the revenue is recognized. We base these estimates principally on historical and current period experience factors. We recognize costs paid to third party brokers to obtain contracts as expenses as our contracts are generally less than one year.

Advertising, Consumer Incentives, and Trade Promotions:
We promote our products with advertising, consumer incentives, and performance obligations related to trade promotions. Consumer incentives and trade promotions include, but are not limited to, discounts, coupons, rebates, performance based in-store display activities, and volume-based incentives. Variable consideration related to consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization, redemption rates, or current period experience factors. We review and adjust these estimates each quarter based on actual experience and other information.
Postemployment Benefit Plans:
We maintain various retirement plans for the majority of our employees. These include pension benefits, postretirement health care benefits, and defined contribution benefits. The cost of these plans is charged to expense over the working life of the covered employees. We generally amortize net actuarial gains or losses in future periods within other expense/(income), net.
Note 2. Acquisition
On March 9, 2018 (the “Acquisition Date”), we acquired all of the outstanding equity interests in Cerebos Pacific Limited (“Cerebos”) (the “Acquisition”), an Australian and New Zealand food and beverage company with several iconic local brands. The Cerebos business manufactures, markets, and sells food and beverage products, including gravies, sauces, instant coffee, salt, herbs and spices, and tea. We have elected to exclude the results of Cerebos from the Acquisition Date through March 31, 2018 from our condensed consolidated statement of income for the first quarter of 2018. These results were insignificant and we expect to record them in the second quarter of 2018. The preliminary opening balance sheet of Cerebos was included in our condensed consolidated balance sheet at March 31, 2018. We have not included unaudited pro forma results, prepared in accordance with ASC 805, as if Cerebos had been acquired as of January 1, 2018, as it would not yield materially different results.
The Acquisition was accounted for under the acquisition method of accounting for business combinations. The total consideration paid for Cerebos was approximately $238 million. We utilized estimated fair values at the Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Acquisition is preliminary and subject to adjustments.
The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Acquisition Date). The primary areas of accounting for the Acquisition that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired, residual goodwill, and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, we will evaluate any necessary information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Acquisition Date, if any, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the Acquisition was (in millions):

Cash	$23
Other current assets	65
Property, plant and equipment, net	77
Identifiable intangible assets	100
Trade and other payables	(40)
Other non-current liabilities	(4)
Net assets acquired	221
Goodwill on acquisition	17
Total consideration	$238
The Acquisition preliminarily resulted in $17 million of non tax deductible goodwill relating principally to planned expansion of Cerebos brands into new categories and markets. Goodwill has been allocated to our segments as shown in Note 6, Goodwill and Intangible Assets.

The preliminary purchase price allocation to identifiable intangible assets acquired is:

	Fair Value (in millions of dollars)	Weighted Average Life (in years)
Definite-lived trademarks	$87	22
Customer-related assets	13	12
Total	$100
We valued trademarks using the relief from royalty method and customer-related assets using the distributor method. Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables.
We used carrying values as of the Acquisition Date to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items at the Acquisition Date.
We valued finished goods and work-in-process inventory using a net realizable value approach. Raw materials and packaging inventory was valued using the replacement cost approach.
We valued property, plant and equipment using a combination of the income approach, the market approach and the cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors.
We incurred merger costs of $9 million for the three months ended March 31, 2018 related to the Acquisition.
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
Integration Program:
In July 2015, we announced a multi-year program (the “Integration Program”) designed to reduce costs, streamline and simplify our operating structure as well as optimize our production and supply chain network across our businesses in the United States and Canada segments. As of December 30, 2017, we had substantially completed our Integration Program. Approximately 60% of total Integration Program costs were reflected in cost of products sold and approximately 60% were cash expenditures.
Overall, as part of the Integration Program, we closed net six factories, consolidated our distribution network, and eliminated 4,900 positions. The Integration Program liability at March 31, 2018 related primarily to lease terminations in the U.S. and Canada.
As of March 31, 2018, we have incurred cumulative costs of $2,113 million, including $58 million for the three months ended March 31, 2018 and $127 million for the three months ended April 1, 2017. The $2,113 million of cumulative costs included $539 million of severance and employee benefit costs, $878 million of non-cash asset-related costs, $588 million of other implementation costs, and $108 million of other exit costs. The related amounts incurred during the three months ended March 31, 2018 were $20 million of non-cash asset-related costs and $38 million of other implementation costs.

We expect to incur additional Integration Program costs of approximately $30 million, primarily in the second quarter of 2018.
Our liability balance for Integration Program costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 30, 2017	$24	$22	$46
Cash payments	(5)	(1)	(6)
Non-cash utilization	(9)	—	(9)
Balance at March 31, 2018	$10	$21	$31
(a) Other exit costs primarily consist of lease and contract terminations.
We expect the liability for severance and employee benefit costs as of March 31, 2018 to be paid by 2019. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2019 and 2026.
Restructuring Activities:
In addition to our Integration Program in North America, we have a small number of other restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. Related to these programs, we expect to eliminate approximately 700 positions, 70 of whom left the Company in the first quarter of 2018. These programs resulted in expenses of $32 million during the three months ended March 31, 2018, including $21 million of severance and employee benefit costs and $11 million of other implementation costs. Other restructuring program expenses totaled $21 million for the three months ended April 1, 2017.
Our liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 30, 2017	$16	$25	$41
Charges/(credits)	21	—	21
Cash payments	(6)	(1)	(7)
Non-cash utilization	9	—	9
Balance at March 31, 2018	$40	$24	$64
(a) Other exit costs primarily consist of lease and contract terminations.
We expect a substantial portion of the liability for severance and employee benefit costs as of March 31, 2018 to be paid in 2018. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2018 and 2026.
Total Integration and Restructuring:
Total expenses related to the Integration Program and restructuring activities, by income statement caption, were (in millions):

	March 31, 2018	April 1, 2017
Severance and employee benefit costs - COGS	$16	$12
Severance and employee benefit costs - SG&A	5	19
Severance and employee benefit costs - Other expense/(income), net	—	13
Asset-related costs - COGS	20	75
Asset-related costs - SG&A	—	7
Other costs - COGS	40	9
Other costs - SG&A	9	13
	$90	$148

We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	March 31, 2018	April 1, 2017
United States	$52	$108
Canada	3	10
EMEA	21	14
Rest of World	—	—
General corporate expenses	14	16
	$90	$148
In the first quarter of 2018, we reorganized our segment structure to move our Middle East and Africa businesses from the Rest of World segment to the Europe, Middle East, and Africa (“EMEA”) reportable segment. We have reflected this change in all historical periods presented. This change did not have a material impact on our current or any prior period results. See Note 16, Segment Reporting, for additional information.
Note 4. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	March 31, 2018	December 30, 2017
Cash and cash equivalents	$1,794	$1,629
Restricted cash included in other assets (current)	6	140
Cash, cash equivalents, and restricted cash	$1,800	$1,769
Note 5. Inventories
Inventories consisted of the following (in millions):

	March 31, 2018	December 30, 2017
Packaging and ingredients	$588	$560
Work in process	478	439
Finished product	2,078	1,816
Inventories	$3,144	$2,815

Note 6. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	Canada	EMEA	Rest of World	Total
Balance at December 30, 2017	$33,700	$5,246	$3,238	$2,640	$44,824
Translation adjustments	—	(128)	107	23	2
Acquisition	—	—	—	17	17
Balance at March 31, 2018	$33,700	$5,118	$3,345	$2,680	$44,843
In the first quarter of 2018, we reorganized our segment structure to move our Middle East and Africa businesses from the Rest of World segment to the EMEA reportable segment. We have reflected this change in all historical periods presented. Accordingly, the segment goodwill balances at December 30, 2017 reflect an increase of $179 million in EMEA and a corresponding decrease in Rest of World. This change did not have a material impact on our current or any prior period results. See Note 16, Segment Reporting, for additional information.
See Note 2, Acquisition, for additional information related to our acquisition of Cerebos.
We test goodwill for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2017 annual impairment test as of April 2, 2017. As a result of our 2017 annual impairment test, there was no impairment of goodwill. Each of our goodwill reporting units had excess fair value over its carrying value of at least 10% as of April 2, 2017.
Our goodwill balance consists of 20 reporting units and had an aggregate carrying value of $44.8 billion as of March 31, 2018. As a majority of our goodwill was recently recorded in connection with business combinations that occurred in 2015 and 2013, representing fair values as of the respective transaction dates, there was not a significant excess of fair values over carrying values as of April 2, 2017. We have a risk of future impairment to the extent that individual reporting unit performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. No events occurred during the period ended March 31, 2018 that indicated it was more likely than not that our goodwill was impaired. There were no accumulated impairment losses to goodwill as of March 31, 2018.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 30, 2017	$53,655
Translation adjustments	102
Balance at March 31, 2018	$53,757
We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2017 annual impairment test as of April 2, 2017. As a result of our 2017 annual impairment test, we recognized a non-cash impairment loss of $49 million in SG&A in the second quarter of 2017. This loss was due to continued declines in nutritional beverages in India. The loss was recorded in our EMEA segment as the related trademark is owned by our Italian subsidiary. Each of our other brands had excess fair value over its carrying value of at least 10% as of April 2, 2017.
Our indefinite-lived intangible assets primarily consist of a large number of individual brands and had an aggregate carrying value of $53.8 billion as of March 31, 2018. As a majority of our indefinite-lived intangible assets were recently recorded in connection with business combinations that occurred in 2015 and 2013, representing fair values as of the respective transaction dates, there was not a significant excess of fair values over carrying values as of April 2, 2017. We have a risk of future impairment to the extent individual brand performance does not meet our projections. Additionally, if our current assumptions and estimates, including projected revenues and income growth rates, terminal growth rates, competitive and consumer trends, market-based discount rates, and other market factors, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future. No events occurred during the period ended March 31, 2018 that indicated it was more likely than not that our indefinite-lived intangible assets were impaired.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	March 31, 2018			December 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,478	$(317)	$2,161	$2,386	$(288)	$2,098
Customer-related assets	4,254	(588)	3,666	4,231	(544)	3,687
Other	21	(5)	16	14	(5)	9
	$6,753	$(910)	$5,843	$6,631	$(837)	$5,794
Amortization expense for definite-lived intangible assets was $70 million for the three months ended March 31, 2018 and $67 million for the three months ended April 1, 2017. Additionally, we recorded $87 million of trademarks and $13 million of customer-related assets as part of the Cerebos acquisition. Aside from amortization expense and purchase accounting adjustments, the changes in definite-lived intangible assets from December 30, 2017 to March 31, 2018 primarily reflect the impact of foreign currency. We estimate that amortization expense related to definite-lived intangible assets will be approximately $275 million for each of the next five years.
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
Our effective tax rate was 20.8% for the three months ended March 31, 2018 compared to 28.7% for the three months ended April 1, 2017. The decrease in our effective tax rate was mostly driven by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate. This favorability was partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI (defined below). Additionally, in the prior year we had favorability from net discrete items, primarily related to reversals of uncertain tax position reserves in foreign jurisdictions.
U.S. Tax Reform legislation enacted by the federal government on December 22, 2017 significantly changed U.S. tax law by, among other things, lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 30, 2017. In addition, there were many new provisions, including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”).
Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017 provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. When the initial accounting for U.S Tax Reform impacts is incomplete, we may include provisional amounts when reasonable estimates can be made. As of December 30, 2017, we had made reasonable estimates of our deferred income tax benefit related to the corporate rate change, the toll charge, and other tax expenses, including a change in our indefinite reinvestment assertion related to historic earnings of foreign subsidiaries as of December 30, 2017. In the first quarter of 2018, we recorded a measurement period adjustment to reduce income tax expense and reduce deferred tax liabilities each by approximately $20 million. We did not record any other measurement period adjustments to our provisional U.S. Tax Reform amounts during the three months ended March 31, 2018.
The ultimate impacts of U.S. Tax Reform may differ from our provisional amounts due to gathering additional information to more precisely compute the amount of tax, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and actions we may take. We expect to revise our U.S. Tax Reform impact estimates as we refine our analysis of the new rules and as new guidance is issued. We expect to finalize accounting for the impacts of U.S. Tax Reform when the 2017 U.S. corporate income tax return is filed in 2018.
We have undistributed historic earnings in foreign subsidiaries which are currently not considered to be indefinitely reinvested. We have recorded a reasonable estimate of deferred taxes of $96 million as of March 31, 2018 to reflect local country withholding taxes that will be owed when this cash is distributed in the future. Additionally, as of March 31, 2018, we consider the unremitted current year earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements.

See Note 8, Income Taxes, to our consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K for additional information related to U.S. Tax Reform impacts.
Note 8. Employees’ Stock Incentive Plans
Our annual equity award grants and vesting occurred in the first quarter of 2018. Other off-cycle equity grants and vesting may occur throughout the year.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 30, 2017	19,289,564	$41.63
Granted	1,420,250	66.89
Forfeited	(408,067)	44.45
Exercised	(476,048)	32.19
Outstanding at March 31, 2018	19,825,699	43.61
The aggregate intrinsic value of stock options exercised during the period was $20 million for the three months ended March 31, 2018.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2017	1,284,262	$81.91
Granted	1,352,251	58.78
Forfeited	(49,633)	86.85
Vested	(113,671)	73.12
Outstanding at March 31, 2018	2,473,209	69.57
The aggregate fair value of RSUs that vested during the period was $8 million for the three months ended March 31, 2018.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2017	815,383	$70.16
Granted	2,595,333	56.82
Forfeited	(32,812)	69.02
Outstanding at March 31, 2018	3,377,904	59.92
Note 9. Postemployment Benefits
We capitalize a portion of net pension and postretirement cost/(benefit) into inventory based on our production activities. The amounts capitalized into inventory as of March 31, 2018 and April 1, 2017 are included in the net pension and postretirement cost/(benefit) tables below. Beginning January 1, 2018, only the service cost component of net pension and postretirement cost/(benefit) is capitalized into inventory. As part of the adoption of ASU 2017-07, we recognized a one-time favorable credit of $42 million within cost of products sold related to amounts that were previously capitalized into inventory. Included in this credit was $28 million related to prior service credits that were previously capitalized to inventory.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Service cost	$2	$3	$5	$4
Interest cost	39	45	19	16
Expected return on plan assets	(63)	(65)	(48)	(43)
Amortization of unrecognized losses/(gains)	—	—	1	—
Special/contractual termination benefits	—	7	1	6
Other	—	2	—	(9)
Net pension cost/(benefit)	$(22)	$(8)	$(22)	$(26)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income), net on our condensed consolidated statements of income.
Employer Contributions:
During the three months ended March 31, 2018, we contributed $5 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of approximately $50 million to our non-U.S. pension plans during the remainder of 2018. We do not plan to make contributions to our U.S. pension plans in 2018. However, our actual contributions and plans may change due to many factors, including the timing of regulatory approval for the windup of certain non-U.S. pension plans, changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Service cost	$2	$2
Interest cost	11	13
Expected return on plan assets	(12)	—
Amortization of prior service costs/(credits)	(78)	(90)
Net postretirement cost/(benefit)	$(77)	$(75)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income), net on our condensed consolidated statements of income.
Employer Contributions:
During the three months ended March 31, 2018, we contributed $17 million to our postretirement benefit plans. Based on our contribution strategy, we plan to make further contributions of approximately $10 million to our postretirement benefit plans during the remainder of 2018. However, our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 10. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2017 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.

Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	March 31, 2018	December 30, 2017
Commodity contracts	$389	$272
Foreign exchange contracts	3,447	2,876
Cross-currency contracts	3,161	3,161
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$12	$28	$—	$—	$12	$28
Cross-currency contracts	—	—	329	—	—	—	329	—
Derivatives not designated as hedging instruments:
Commodity contracts	6	11	—	—	—	—	6	11
Foreign exchange contracts	—	—	14	5	—	—	14	5
Cross-currency contracts	—	—	18	—	—	—	18	—
Total fair value	$6	$11	$373	$33	$—	$—	$379	$44

	December 30, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$8	$42	$—	$—	$8	$42
Cross-currency contracts	—	—	344	—	—	—	344	—
Derivatives not designated as hedging instruments:
Commodity contracts	4	8	—	—	—	—	4	8
Foreign exchange contracts	—	—	17	3	—	—	17	3
Cross-currency contracts	—	—	19	—	—	—	19	—
Total fair value	$4	$8	$388	$45	$—	$—	$392	$53
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $30 million at March 31, 2018 and $23 million at December 30, 2017. No material amounts of collateral were received or posted on our derivative assets and liabilities at March 31, 2018.
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
Net Investment Hedging:
At March 31, 2018, the principal amounts of foreign denominated debt designated as net investment hedges totaled €2,550 million and £400 million.
At March 31, 2018, our cross-currency swaps designated as net investment hedges consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap	C$	1.8	$1.6	December 2019
We also periodically enter into shorter-dated foreign exchange contracts that are designated as net investment hedges. At March 31, 2018, we had Chinese renminbi foreign exchange contracts with an aggregate USD notional amount of $221 million.
Hedge Coverage:
At March 31, 2018, we had entered into contracts designated as hedging instruments, which hedge transactions for the following durations:

•	foreign exchange contracts for periods not exceeding the next 21 months; and

•	cross-currency contracts for periods not exceeding the next 21 months.
At March 31, 2018, we had entered into contracts not designated as hedging instruments, which hedge economic risks for the following durations:

•	commodity contracts for periods not exceeding the next nine months; and

•	foreign exchange contracts for periods not exceeding the next 11 months.

•	cross-currency contracts for periods not exceeding the next 19 months.
Hedge Ineffectiveness:
We record pre-tax gains or losses reclassified from accumulated other comprehensive income/(losses) due to ineffectiveness for foreign exchange contracts related to forecasted transactions in other expense/(income), net.
Deferred Hedging Gains and Losses:
Based on our valuation at March 31, 2018 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized losses for foreign currency cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of income and statements of comprehensive income:

	March 31, 2018				April 1, 2017
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$25	$—	$—	$—	$(39)	$—	$—
Net investment hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	—	(11)	(11)	—	—	(4)	(30)	—
Total gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$14	$(11)	$—	$—	$(43)	$(30)	$—

Cash flow hedges reclassified to net income/(loss):
Cost of products sold (effective portion)	$—	$(5)	$—	$—	$—	$(1)	$—	$—
Other expense/(income), net	—	18	—	—	—	(15)	—	—
Interest expense	—	—	—	(1)	—	—	—	(1)
	—	13	—	(1)	—	(16)	—	(1)

Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(5)	—	—	—	(37)	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	20	(1)	—	—	2	(1)	—
	(5)	20	(1)	—	(37)	2	(1)	—
Total gains/(losses) recognized in statements of income	$(5)	$33	$(1)	$(1)	$(37)	$(14)	$(1)	$(1)
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $103 million for the three months ended March 31, 2018 and $44 million for the three months ended April 1, 2017. These amounts were recognized in other comprehensive income/(loss) for the periods then ended.

Note 11. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 30, 2017	$(1,587)	$549	$(16)	$(1,054)
Foreign currency translation adjustments	202	—	—	202
Net deferred gains/(losses) on net investment hedges	(74)	—	—	(74)
Net deferred gains/(losses) on cash flow hedges	—	—	22	22
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	(13)	(13)
Reclassification of net postemployment benefit losses/(gains)	—	(58)	—	(58)
Total other comprehensive income/(loss)	128	(58)	9	79
Balance as of March 31, 2018	$(1,459)	$491	$(7)	$(975)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	March 31, 2018			April 1, 2017
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$202	$—	$202	$309	$—	$309
Net deferred gains/(losses) on net investment hedges	(125)	51	(74)	(78)	27	(51)
Net deferred gains/(losses) on cash flow hedges	25	(3)	22	(39)	5	(34)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(12)	(1)	(13)	17	3	20
Net actuarial gains/(losses) arising during the period	—	—	—	(12)	2	(10)
Reclassification of net postemployment benefit losses/(gains)	(77)	19	(58)	(90)	35	(55)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses)		Affected Line Item in the Statement Where Net Income/(Loss) is Presented
	For the Three Months Ended
	March 31, 2018	April 1, 2017
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$5	$1	Cost of products sold
Foreign exchange contracts	(18)	15	Other expense/(income), net
Interest rate contracts	1	1	Interest expense
Losses/(gains) on cash flow hedges before income taxes	(12)	17
Losses/(gains) on cash flow hedges, income taxes	(1)	3
Losses/(gains) on cash flow hedges	$(13)	$20

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$1	$—	(a)
Amortization of prior service costs/(credits)	(78)	(90)	(a)
Losses/(gains) on postemployment benefits before income taxes	(77)	(90)
Losses/(gains) on postemployment benefits, income taxes	19	35
Losses/(gains) on postemployment benefits	$(58)	$(55)

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 9, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest (which was primarily comprised of foreign currency translation adjustments) due to its insignificance.
Note 12. Venezuela - Foreign Currency and Inflation
We have a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the condiments and sauces and infant and nutrition categories. We apply highly inflationary accounting to the results of our Venezuelan subsidiary and include these results in our consolidated financial statements. Under highly inflationary accounting, the functional currency of our Venezuelan subsidiary is the U.S. dollar (the reporting currency of Kraft Heinz), although the majority of its transactions are in Venezuelan bolivars. As a result, we must revalue the results of our Venezuelan subsidiary to U.S. dollars. We revalue the income statement using daily weighted average DICOM rates, and we revalue the bolivar denominated monetary assets and liabilities at the period-end DICOM spot rate. The resulting revaluation gains and losses are recorded in current net income, rather than accumulated other comprehensive income. These gains and losses are classified within other expense/(income), net as nonmonetary currency devaluation on our condensed consolidated statements of income.
In February 2018, the Venezuelan government eliminated the official exchange rate of BsF10 per U.S. dollar, which was available through the Sistema de Divisa Protegida (“DIPRO”) for purchases and sales of essential items, including food products. At December 30, 2017, we had outstanding requests of $26 million for payment of invoices for the purchase of ingredients and packaging materials for the years 2012 through 2015, all of which were requested for payment at BsF6.30 per U.S. dollar (the DIPRO rate until March 10, 2016). Following the elimination of this preferential rate, we determined that these outstanding requests, which were approved by the Venezuelan government, were no longer collectible. There was no impact on our condensed consolidated statement of income for the three months ended March 31, 2018.
Following elimination of the DIPRO rate, the Sistema de Divisa Complementaria (“DICOM”) is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. The auction-based DICOM system was temporarily frozen in September 2017 but reopened in February 2018. The last published DICOM rate before the auction freeze was BsF3,345 per U.S. dollar compared to BsF25,000 per U.S. dollar upon reopening in February 2018. The DICOM rate at March 31, 2018 was BsF49,478 per U.S. dollar. We did not obtain any U.S. dollars at DICOM rates during the three months ended March 31, 2018. As of March 31, 2018, we believe the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary. We continue to monitor the DICOM rate, and the nonmonetary assets supported by the underlying operations in Venezuela, for impairment.

We remeasured the bolivar denominated assets and liabilities of our Venezuelan subsidiary at March 31, 2018 using the DICOM spot rate of BsF49,478 per U.S. dollar. We remeasured the income statement of our Venezuelan subsidiary for the three months ended March 31, 2018 using a weighted average rate of BsF18,081 per U.S. dollar. Remeasurements of the monetary assets and liabilities and operating results of our Venezuelan subsidiary at DICOM rates resulted in nonmonetary currency devaluation losses of $47 million for the three months ended March 31, 2018 and $8 million for the three months ended April 1, 2017. These losses were recorded in other expense/(income), net in the condensed consolidated statements of income for the periods then ended.
In addition to DICOM, there is an unofficial market for obtaining U.S. dollars with Venezuelan bolivars. The exact exchange rate is widely debated but is generally accepted to be substantially higher than the latest published DICOM rate. We have not transacted at any unofficial market rates in 2018 and have no plans to transact at unofficial market rates in the foreseeable future.
Outside of accessing the DICOM market, our Venezuelan subsidiary obtains U.S. dollars through exports and royalty payments. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of March 31, 2018, our Venezuelan subsidiary has sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business. Our Venezuelan subsidiary has increasingly sourced production inputs locally, including tomato paste and sugar, in order to reduce reliance on U.S. dollars, which we expect to continue in the foreseeable future.
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
Note 13. Financing Arrangements
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
At March 31, 2018, we had accounts receivable securitization and factoring programs in place in the U.S. and in various countries across the globe. Generally, each of these programs automatically renews annually until terminated by either party, except our U.S. securitization program, which expires in May 2018. Additionally, our U.S. securitization program utilizes a bankruptcy-remote special-purpose entity (“SPE”). The SPE is wholly-owned by a subsidiary of Kraft Heinz and its sole business consists of the purchase or acceptance, through capital contributions of receivables and related assets, from a Kraft Heinz subsidiary and subsequent transfer of such receivables and related assets to a bank. Although the SPE is included in our condensed consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPE's assets prior to any assets or value in the SPE becoming available to Kraft Heinz or its subsidiaries.
The carrying value of trade receivables removed from our condensed consolidated balance sheets in connection with the Programs was $1.2 billion at March 31, 2018 and $1.0 billion at December 30, 2017. In exchange for the sale of trade receivables, we received cash of $659 million at March 31, 2018 and $673 million at December 30, 2017 and recorded sold receivables of $530 million at March 31, 2018 and $353 million at December 30, 2017. The carrying value of sold receivables approximated the fair value at March 31, 2018 and December 30, 2017.
We act as servicer for certain of the Programs and did not record any related servicing assets or liabilities as of March 31, 2018 or December 30, 2017 because they were not material to the financial statements.
Additionally, we enter into various structured payable arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the agreements with our various vendors. For certain arrangements, we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $141 million on our condensed consolidated balance sheets at March 31, 2018 and approximately $188 million at December 30, 2017 related to these arrangements.

Note 14. Commitments, Contingencies and Debt
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
Redeemable Noncontrolling Interest
In 2017, we commenced operations of a joint venture with a minority partner to manufacture, package, market, and distribute refrigerated soups and meal sides. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise them, would require us to purchase portions of its equity interest at a future date. These put options will become exercisable beginning in 2025 (on the eighth anniversary of the product launch date) at a price to be determined at that time based upon an independent third party valuation. The minority partner’s put options are reflected on our condensed consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. At March 31, 2018, we estimate the redemption value to be approximately $100 million.
Debt
Borrowing Arrangements:
We had commercial paper outstanding of $965 million at March 31, 2018 and $448 million at December 30, 2017.
See Note 16, Debt, to our consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.
Fair Value of Debt:
At March 31, 2018, the aggregate fair value of our total debt was $32.6 billion as compared with a carrying value of $32.3 billion. At December 30, 2017, the aggregate fair value of our total debt was $33.0 billion as compared with a carrying value of $31.5 billion. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended
	March 31, 2018	April 1, 2017
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$993	$893
Weighted average shares of common stock outstanding	1,219	1,217
Net earnings/(loss)	$0.81	$0.73
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$993	$893
Weighted average shares of common stock outstanding	1,219	1,217
Effect of dilutive equity awards	9	12
Weighted average shares of common stock outstanding, including dilutive effect	1,228	1,229
Net earnings/(loss)	$0.81	$0.73
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 5 million for the three months ended March 31, 2018 and 1 million for the three months ended April 1, 2017.

Note 16. Segment Reporting
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products, throughout the world.
In the first quarter of our fiscal year 2018, we reorganized certain of our international businesses to better align our global geographies. As a result, we moved our Middle East and Africa businesses from the historical Asia Pacific, Middle East, and Africa (“AMEA”) operating segment into the historical Europe reportable segment, forming the new EMEA reportable segment. The remaining businesses from the AMEA operating segment became the Asia Pacific (“APAC”) operating segment. We have reflected this change in all historical periods presented.
Therefore, effective in the first quarter of 2018, we manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and EMEA. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of two operating segments: Latin America and APAC.
Management evaluates segment performance based on several factors, including net sales and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Net sales:
United States	$4,368	$4,518
Canada	484	440
EMEA	685	597
Rest of World	767	769
Total net sales	$6,304	$6,324

Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Segment Adjusted EBITDA:
United States	$1,382	$1,464
Canada	134	125
EMEA	182	140
Rest of World	143	144
General corporate expenses	(46)	(29)
Depreciation and amortization (excluding integration and restructuring expenses)	(206)	(222)
Integration and restructuring expenses	(90)	(135)
Merger costs	(9)	—
Unrealized gains/(losses) on commodity hedges	(2)	(42)
Equity award compensation expense (excluding integration and restructuring expenses)	(7)	(12)
Operating income	1,481	1,433
Interest expense	317	313
Other expense/(income), net	(90)	(130)
Income/(loss) before income taxes	$1,254	$1,250
In the first quarter of 2018, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Net sales by product category were (in millions):

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Condiments and sauces	$1,625	$1,536
Cheese and dairy	1,251	1,292
Ambient meals	634	607
Frozen and chilled meals	604	648
Meats and seafood	608	657
Refreshment beverages	375	369
Coffee	357	349
Infant and nutrition	199	188
Desserts, toppings and baking	193	194
Nuts and salted snacks	190	231
Other	268	253
Total net sales	$6,304	$6,324
Note 17. Supplemental Financial Information
We fully and unconditionally guarantee the notes issued by our 100% owned operating subsidiary, Kraft Heinz Foods Company. See Note 16, Debt, to our consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K for additional descriptions of these guarantees. None of our other subsidiaries guarantee these notes.
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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended March 31, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,169	$2,262	$(127)	$6,304
Cost of products sold	—	2,588	1,598	(127)	4,059
Gross profit	—	1,581	664	—	2,245
Selling, general and administrative expenses	—	183	581	—	764
Intercompany service fees and other recharges	—	1,155	(1,155)	—	—
Operating income	—	243	1,238	—	1,481
Interest expense	—	298	19	—	317
Other expense/(income), net	—	(159)	69	—	(90)
Income/(loss) before income taxes	—	104	1,150	—	1,254
Provision for/(benefit from) income taxes	—	(27)	288	—	261
Equity in earnings of subsidiaries	993	862	—	(1,855)	—
Net income/(loss)	993	993	862	(1,855)	993
Net income/(loss) attributable to noncontrolling interest	—	—	—	—	—
Net income/(loss) excluding noncontrolling interest	$993	$993	$862	$(1,855)	$993

Comprehensive income/(loss) excluding noncontrolling interest	$1,072	$1,072	$1,165	$(2,237)	$1,072

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended April 1, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,329	$2,157	$(162)	$6,324
Cost of products sold	—	2,762	1,525	(162)	4,125
Gross profit	—	1,567	632	—	2,199
Selling, general and administrative expenses	—	196	570	—	766
Intercompany service fees and other recharges	—	1,108	(1,108)	—	—
Operating income	—	263	1,170	—	1,433
Interest expense	—	303	10	—	313
Other expense/(income), net	—	(74)	(56)	—	(130)
Income/(loss) before income taxes	—	34	1,216	—	1,250
Provision for/(benefit from) income taxes	—	(12)	371	—	359
Equity in earnings of subsidiaries	893	847	—	(1,740)	—
Net income/(loss)	893	893	845	(1,740)	891
Net income/(loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income/(loss) excluding noncontrolling interest	$893	$893	$847	$(1,740)	$893

Comprehensive income/(loss) excluding noncontrolling interest	$1,072	$1,072	$1,842	$(2,914)	$1,072

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of March 31, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$647	$1,147	$—	$1,794
Trade receivables	—	88	956	—	1,044
Receivables due from affiliates	—	743	215	(958)	—
Dividends due from affiliates	—	—	—	—	—
Sold receivables	—	—	530	—	530
Income taxes receivable	—	1,452	156	(1,458)	150
Inventories	—	2,035	1,109	—	3,144
Short-term lending due from affiliates	—	1,704	3,673	(5,377)	—
Other current assets	—	354	429	(8)	775
Total current assets	—	7,023	8,215	(7,801)	7,437
Property, plant and equipment, net	—	4,601	2,666	—	7,267
Goodwill	—	11,067	33,776	—	44,843
Investments in subsidiaries	66,248	80,678	—	(146,926)	—
Intangible assets, net	—	3,187	56,413	—	59,600
Long-term lending due from affiliates	—	1,700	2,031	(3,731)	—
Other assets	—	491	1,149	—	1,640
TOTAL ASSETS	$66,248	$108,747	$104,250	$(158,458)	$120,787
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$965	$36	$—	$1,001
Current portion of long-term debt	—	2,579	163	—	2,742
Short-term lending due to affiliates	—	3,673	1,704	(5,377)	—
Trade payables	—	2,575	1,666	—	4,241
Payables due to affiliates	—	215	743	(958)	—
Accrued marketing	—	142	425	—	567
Income taxes payable	—	6	1,743	(1,458)	291
Interest payable	—	339	6	—	345
Dividends due to affiliates	—	—	—	—	—
Other current liabilities	—	451	699	(8)	1,142
Total current liabilities	—	10,945	7,185	(7,801)	10,329
Long-term debt	—	27,616	945	—	28,561
Long-term borrowings due to affiliates	—	2,031	2,073	(4,104)	—
Deferred income taxes	—	1,147	12,938	—	14,085
Accrued postemployment costs	—	167	233	—	400
Other liabilities	—	593	356	—	949
TOTAL LIABILITIES	—	42,499	23,730	(11,905)	54,324
Redeemable noncontrolling interest	—	—	8	—	8
Total shareholders’ equity	66,248	66,248	80,305	(146,553)	66,248
Noncontrolling interest	—	—	207	—	207
TOTAL EQUITY	66,248	66,248	80,512	(146,553)	66,455
TOTAL LIABILITIES AND EQUITY	$66,248	$108,747	$104,250	$(158,458)	$120,787

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of December 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$509	$1,120	$—	$1,629
Trade receivables	—	91	830	—	921
Receivables due from affiliates	—	716	207	(923)	—
Dividends due from affiliates	135	—	—	(135)	—
Sold receivables	—	—	353	—	353
Income taxes receivable	—	1,904	97	(1,419)	582
Inventories	—	1,846	969	—	2,815
Short-term lending due from affiliates	—	1,598	3,816	(5,414)	—
Other current assets	—	493	473	—	966
Total current assets	135	7,157	7,865	(7,891)	7,266
Property, plant and equipment, net	—	4,577	2,543	—	7,120
Goodwill	—	11,067	33,757	—	44,824
Investments in subsidiaries	66,034	80,426	—	(146,460)	—
Intangible assets, net	—	3,222	56,227	—	59,449
Long-term lending due from affiliates	—	1,700	2,029	(3,729)	—
Other assets	—	515	1,058	—	1,573
TOTAL ASSETS	$66,169	$108,664	$103,479	$(158,080)	$120,232
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$448	$12	$—	$460
Current portion of long-term debt	—	2,577	166	—	2,743
Short-term lending due to affiliates	—	3,816	1,598	(5,414)	—
Trade payables	—	2,718	1,731	—	4,449
Payables due to affiliates	—	207	716	(923)	—
Accrued marketing	—	236	444	—	680
Income taxes payable	—	—	1,571	(1,419)	152
Interest payable	—	404	15	—	419
Dividends due to affiliates	—	135	—	(135)	—
Other current liabilities	135	473	621	—	1,229
Total current liabilities	135	11,014	6,874	(7,891)	10,132
Long-term debt	—	27,442	891	—	28,333
Long-term borrowings due to affiliates	—	2,029	1,919	(3,948)	—
Deferred income taxes	—	1,245	12,831	—	14,076
Accrued postemployment costs	—	184	243	—	427
Other liabilities	—	716	301	—	1,017
TOTAL LIABILITIES	135	42,630	23,059	(11,839)	53,985
Redeemable noncontrolling interest	—	—	6	—	6
Total shareholders’ equity	66,034	66,034	80,207	(146,241)	66,034
Noncontrolling interest	—	—	207	—	207
TOTAL EQUITY	66,034	66,034	80,414	(146,241)	66,241
TOTAL LIABILITIES AND EQUITY	$66,169	$108,664	$103,479	$(158,080)	$120,232

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$897	$447	$(34)	$(897)	$413
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	436	—	436
Capital expenditures	—	(101)	(122)	—	(223)
Payments to acquire business, net of cash acquired	—	(236)	21	—	(215)
Net proceeds from/(payments on) intercompany lending activities	—	469	183	(652)	—
Additional investments in subsidiaries	—	(5)	—	5	—
Return of capital	6	—	—	(6)	—
Other investing activities, net	—	6	—	—	6
Net cash provided by/(used for) investing activities	6	133	518	(653)	4
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of commercial paper	—	1,524	—	—	1,524
Repayments of commercial paper	—	(1,006)	—	—	(1,006)
Net proceeds from/(payments on) intercompany borrowing activities	—	(183)	(469)	652	—
Dividends paid-common stock	(897)	(897)	—	897	(897)
Other intercompany capital stock transactions	—	(6)	5	1	—
Other financing activities, net	(6)	(9)	18	—	3
Net cash provided by/(used for) financing activities	(903)	(577)	(446)	1,550	(376)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(10)	—	(10)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	3	28	—	31
Balance at beginning of period	—	644	1,125	—	1,769
Balance at end of period	$—	$647	$1,153	$—	$1,800

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

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	March 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$647	$1,147	$—	$1,794
Restricted cash included in other assets (current)	—	—	6	—	6
Cash, cash equivalents, and restricted cash	$—	$647	$1,153	$—	$1,800

	December 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$509	$1,120	$—	$1,629
Restricted cash included in other assets (current)	—	135	5	—	140
Cash, cash equivalents, and restricted cash	$—	$644	$1,125	$—	$1,769

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Description of the Company:
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products throughout the world.
In the first quarter of our fiscal year 2018, we reorganized certain of our international businesses to better align our global geographies. As a result, we moved our Middle East and Africa businesses from the historical AMEA operating segment into the historical Europe reportable segment, forming the new EMEA reportable segment. The remaining businesses from the AMEA operating segment became the APAC operating segment.
Therefore, effective in the first quarter of 2018, we manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and EMEA. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World is comprised of two operating segments: Latin America and AMEA.
See Note 16, Segment Reporting, to the condensed consolidated financial statements for our financial information by segment.
Items Affecting Comparability of Financial Results
Integration and Restructuring Expenses:
At the end of 2017, we had substantially completed our Integration Program. As of March 31, 2018, we had incurred cumulative pre-tax costs of $2,113 million related to the Integration Program. These costs primarily included severance and employee benefit costs (including cash and non-cash severance), costs to exit facilities (including non-cash costs such as accelerated depreciation), and other costs incurred as a direct result of integration activities related to the 2015 Merger. Approximately 60% of total Integration Program costs were cash expenditures. We expect to incur additional Integration Program costs of approximately $30 million, primarily in the second quarter of 2018.
Total expenses related to our restructuring activities, including the Integration Program, were $90 million for the three months ended March 31, 2018 and $148 million for the three months ended April 1, 2017. Integration Program costs included in these totals were $58 million for the three months ended March 31, 2018 and $127 million for the three months ended April 1, 2017.
As of March 31, 2018, we had incurred approximately $1.3 billion in capital expenditures since the inception of the Integration Program. We expect to incur additional capital expenditures of approximately $50 million related to the Integration Program. The Integration Program was designed to reduce costs, integrate, and optimize our combined organization.
See Note 3, Integration and Restructuring Expenses, to the condensed consolidated financial statements for additional information.
U.S. Tax Reform:
Our effective tax rate was 20.8% for the three months ended March 31, 2018 compared to 28.7% for the three months ended April 1, 2017. The decrease in our effective tax rate was mostly driven by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate. This favorability was partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI (defined below). Additionally, in the prior year we had favorability from net discrete items, primarily related to reversals of uncertain tax position reserves in foreign jurisdictions.
U.S. Tax Reform legislation enacted by the federal government on December 22, 2017 significantly changed U.S. tax law by, among other things, lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 30, 2017. In addition, there were many new provisions, including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”).
See Note 7, Income Taxes, to the condensed consolidated financial statements for additional information.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended
	March 31, 2018	April 1, 2017	% Change
	(in millions, except per share data)
Net sales	$6,304	$6,324	(0.3)%
Operating income	1,481	1,433	3.4%
Net income/(loss) attributable to common shareholders	993	893	11.1%
Diluted earnings/(loss) per share	0.81	0.73	11.0%
Net Sales:

	For the Three Months Ended
	March 31, 2018	April 1, 2017	% Change
	(in millions)
Net sales	$6,304	$6,324	(0.3)%
Organic Net Sales(a)	6,191	6,284	(1.5)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 31, 2018 compared to the Three Months Ended April 1, 2017:
Net sales decreased 0.3% to $6.3 billion for the three months ended March 31, 2018 compared to the prior period including the favorable impact of foreign currency (1.2 pp). Organic Net Sales decreased 1.5% due to unfavorable volume/mix (2.5 pp) partially offset by higher pricing (1.0 pp). Volume/mix was unfavorable in the U.S. and Rest of World, partially offset by growth in Canada and EMEA. Higher pricing in the U.S. and Rest of World was partially offset by lower pricing in EMEA.
Net Income:

	For the Three Months Ended
	March 31, 2018	April 1, 2017	% Change
	(in millions)
Operating income	$1,481	$1,433	3.4%
Net income/(loss) attributable to common shareholders	993	893	11.1%
Adjusted EBITDA(a)	1,795	1,844	(2.6)%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 31, 2018 compared to the Three Months Ended April 1, 2017:
Operating income increased 3.4% to $1.5 billion for the three months ended March 31, 2018 compared to $1.4 billion in the prior period. This increase was driven by savings from Integration Program and other restructuring activities, lower Integration Program and other restructuring expenses, the benefit from the postemployment benefits accounting change adopted in the current period (see Note 9, Postemployment Benefits, to the condensed consolidated financial statements for additional information), lower unrealized losses on commodity hedges in the current period, and the favorable impact of foreign currency (0.6 pp), which were partially offset by higher input costs, strategic investments, and lower Organic Net Sales.
Net income/(loss) attributable to common shareholders increased 11.1% to $993 million for the three months ended March 31, 2018 compared to $893 million in the prior period. The increase was driven by a lower effective tax rate in the current period and the operating income factors discussed above, partially offset by unfavorable changes in other expense/(income), net, detailed as follows:

•
The effective tax rate decreased to 20.8% for the three months ended March 31, 2018 compared to 28.7% in the prior period. The decrease in our effective tax rate was mostly driven by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate. This favorability was partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI. Additionally, in the prior year we had favorability from net discrete items, primarily related to reversals of uncertain tax position reserves in foreign jurisdictions.

•
Other expense/(income), net was $90 million of income for the three months ended March 31, 2018 compared to $130 million of income in the prior period. This decrease was primarily due to a $47 million nonmonetary currency devaluation loss in the current period compared to $8 million in the prior period related to our Venezuelan operations. See Note 12, Venezuela - Foreign Currency and Inflation, to the condensed consolidated financial statements for additional information.

Adjusted EBITDA decreased 2.6% to $1.8 billion for the three months ended March 31, 2018 compared to the prior period, primarily due to higher input costs, lower volume/mix, and strategic investments, partially offset by savings from Integration Program and other restructuring activities, higher pricing, and the favorable impact of foreign currency (0.9 pp). Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA decreased primarily due to lower volume/mix, non-key commodity inflation, and strategic investments, partially offset by Integration Program savings which primarily reflected carry over benefits of 2017 savings, and higher pricing.

•
Rest of World Segment Adjusted EBITDA decreased primarily due to higher input costs in local currency, lower volume/mix, and the unfavorable impact of foreign currency (5.6 pp, including 8.0 pp from the devaluation of the Venezuelan bolivar), partially offset by higher pricing.

•
EMEA Segment Adjusted EBITDA increased primarily driven by the favorable impact of foreign currency (14.7 pp), productivity savings, the benefit from the postemployment benefits accounting change adopted in the current period, and volume/mix growth, partially offset by lower pricing.

•	Canada Segment Adjusted EBITDA increased primarily driven by volume/mix growth and the favorable impact of foreign currency (4.4 pp), partially offset by higher input costs in local currency.
Diluted EPS:

	For the Three Months Ended
	March 31, 2018	April 1, 2017	% Change
	(in millions, except per share data)
Diluted EPS	$0.81	$0.73	11.0%
Adjusted EPS(a)	0.89	0.84	6.0%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 31, 2018 compared to the Three Months Ended April 1, 2017:
Diluted EPS increased 11.0% to $0.81 for the three months ended March 31, 2018 compared to $0.73 in the prior period, primarily driven by the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Diluted EPS	$0.81	$0.73	$0.08	11.0%
Integration and restructuring expenses	0.05	0.08	(0.03)
Merger costs	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	—	0.02	(0.02)
Nonmonetary currency devaluation	0.04	0.01	0.03
U.S. Tax Reform	(0.02)	—	(0.02)
Adjusted EPS(a)	$0.89	$0.84	$0.05	6.0%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.02)
Change in other expense/(income), net			(0.01)
Change in effective tax rate and other			0.08
			$0.05

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Adjusted EPS increased 6.0% to $0.89 for the three months ended March 31, 2018 compared to $0.84 in the prior period, primarily driven by a lower effective tax rate in the current period and the benefit from the postemployment benefits accounting change adopted in the current period, partially offset by lower Adjusted EBITDA, despite the favorable impact of foreign currency, and unfavorable changes in other expense/(income), net.
Results of Operations by Segment
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, merger costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Under highly inflationary accounting, the functional currency of our Venezuelan subsidiary is the U.S. dollar. As a result, we must revalue the results of our Venezuelan subsidiary to U.S. dollars. We revalue the income statement using daily weighted average DICOM rates, and we revalue the bolivar denominated monetary assets and liabilities at the period-end DICOM spot rate. The resulting revaluation gains and losses are recorded in current net income and are classified within other expense/(income), net as nonmonetary currency devaluation. See Note 12, Venezuela - Foreign Currency and Inflation, to the condensed consolidated financial statements for additional information.
Net Sales:

	For the Three Months Ended
	March 31, 2018	April 1, 2017
	(in millions)
Net sales:
United States	$4,368	$4,518
Canada	484	440
EMEA	685	597
Rest of World	767	769
Total net sales	$6,304	$6,324
Organic Net Sales:

	For the Three Months Ended
	March 31, 2018	April 1, 2017
	(in millions)
Organic Net Sales(a):
United States	$4,368	$4,518
Canada	462	440
EMEA	611	597
Rest of World	750	729
Total Organic Net Sales	$6,191	$6,284

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Impact of Currency	Organic Net Sales	Price	Volume/Mix
Three Months Ended March 31, 2018 compared to Three Months Ended April 1, 2017
United States	(3.3)%	0.0 pp	(3.3)%	0.8 pp	(4.1) pp
Canada	9.8%	4.8 pp	5.0%	0.0 pp	5.0 pp
EMEA	14.7%	12.4 pp	2.3%	(0.5) pp	2.8 pp
Rest of World	(0.2)%	(3.2) pp	3.0%	4.3 pp	(1.3) pp
Kraft Heinz	(0.3)%	1.2 pp	(1.5)%	1.0 pp	(2.5) pp
Adjusted EBITDA:

	For the Three Months Ended
	March 31, 2018	April 1, 2017
	(in millions)
Segment Adjusted EBITDA:
United States	$1,382	$1,464
Canada	134	125
EMEA	182	140
Rest of World	143	144
General corporate expenses	(46)	(29)
Depreciation and amortization (excluding integration and restructuring expenses)	(206)	(222)
Integration and restructuring expenses	(90)	(135)
Merger costs	(9)	—
Unrealized gains/(losses) on commodity hedges	(2)	(42)
Equity award compensation expense (excluding integration and restructuring expenses)	(7)	(12)
Operating income	1,481	1,433
Interest expense	317	313
Other expense/(income), net	(90)	(130)
Income/(loss) before income taxes	$1,254	$1,250
United States:

	For the Three Months Ended
	March 31, 2018	April 1, 2017	% Change
	(in millions)
Net sales	$4,368	$4,518	(3.3)%
Organic Net Sales(a)	4,368	4,518	(3.3)%
Segment Adjusted EBITDA	1,382	1,464	(5.6)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 31, 2018 compared to the Three Months Ended April 1, 2017:
Net sales and Organic Net Sales decreased 3.3% to $4.4 billion due to unfavorable volume/mix (4.1 pp) partially offset by higher pricing (0.8 pp). Unfavorable volume/mix was primarily driven by lower shipments in cheese primarily due to retail inventory levels, distribution losses in nuts, as well as lower shipments in meat and frozen categories. These declines were partially offset by gains in foodservice and the favorable impact of the Easter shift. Pricing was higher driven by price increases across several categories, primarily boxed dinners, which was partially offset by promotional timing.
Segment Adjusted EBITDA decreased 5.6% primarily due to volume/mix declines, non-key commodity cost inflation, and strategic investments, partially offset by Integration Program savings which primarily reflected carry over benefits of 2017 savings, and higher pricing.

Canada:

	For the Three Months Ended
	March 31, 2018	April 1, 2017	% Change
	(in millions)
Net sales	$484	$440	9.8%
Organic Net Sales(a)	462	440	5.0%
Segment Adjusted EBITDA	134	125	7.1%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 31, 2018 compared to the Three Months Ended April 1, 2017:
Net sales increased 9.8% to $484 million, including the favorable impact of foreign currency (4.8 pp). Organic Net Sales increased 5.0% driven by favorable volume/mix (5.0 pp) while pricing remained flat. Favorable volume/mix was driven by higher shipments of cheese and coffee primarily due to earlier execution of go-to-market agreements with key retailers, partially offset by lower shipments of condiments and sauces. Lower pricing in cheese was offset by higher pricing across a number of categories, particularly in coffee and condiments and sauces.
Segment Adjusted EBITDA increased 7.1%, including the favorable impact of foreign currency (4.4 pp). Excluding the currency impact, Segment Adjusted EBITDA increased primarily driven by higher volume/mix, partially offset by higher input costs in local currency.
EMEA:

	For the Three Months Ended
	March 31, 2018	April 1, 2017	% Change
	(in millions)
Net sales	$685	$597	14.7%
Organic Net Sales(a)	611	597	2.3%
Segment Adjusted EBITDA	182	140	30.4%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 31, 2018 compared to the Three Months Ended April 1, 2017:
Net sales increased 14.7% to $685 million, including the favorable impact of foreign currency (12.4 pp). Organic Net Sales increased 2.3% driven by favorable volume/mix (2.8 pp), partially offset by lower pricing (0.5 pp). Favorable volume/mix was primarily driven by higher shipments in soup, growth in condiments and sauces, and gains in foodservice. Lower pricing was due to higher promotional activity versus the prior period, primarily in Italy.
Segment Adjusted EBITDA increased 30.4%, including the favorable impact of foreign currency (14.7 pp). Excluding the currency impact, the increase was primarily driven by productivity savings, the benefit from the postemployment benefits accounting change adopted in the current period, and volume/mix growth, partially offset by the impact of lower pricing.
Rest of World:

	For the Three Months Ended
	March 31, 2018	April 1, 2017	% Change
	(in millions)
Net sales	$767	$769	(0.2)%
Organic Net Sales(a)	750	729	3.0%
Segment Adjusted EBITDA	143	144	(0.7)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended March 31, 2018 compared to the Three Months Ended April 1, 2017:
Net sales decreased 0.2% to $767 million, including the unfavorable impact of foreign currency (3.2 pp, including 5.6 pp from the devaluation of the Venezuelan bolivar). Organic Net Sales increased 3.0% driven by higher pricing (4.3 pp), partially offset by unfavorable volume/mix (1.3 pp). Higher pricing was primarily driven by pricing actions taken to offset higher input costs in local currency, primarily in Latin America. Unfavorable volume/mix was primarily driven by distributor network re-alignment in several markets as well as lower shipments in Indonesia and Brazil, partially offset by growth in Australia.
Segment Adjusted EBITDA decreased 0.7%, including the unfavorable impact of foreign currency (5.6 pp, including 8.0 pp from the devaluation of the Venezuelan bolivar). Excluding the currency impact, the increase in Segment Adjusted EBITDA was primarily driven by higher pricing, partially offset by higher input costs in local currency and lower volume/mix.
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
Cash Flow Activity for 2018 compared to 2017:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $413 million for the three months ended March 31, 2018 compared to net cash used by operating activities of $615 million for the three months ended April 1, 2017. This change was primarily driven by increased collections on trade receivables as fewer were non-cash exchanged for sold receivables, a federal tax refund received in the current period, decreased cash payments for employee bonuses in 2018, and favorable changes in inventory, primarily driven by increased service protection initiatives at the end of 2017. These increases in cash provided by operating activities were partially offset by unfavorable changes in accounts payable, primarily due to the timing of payments.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $4 million for the three months ended March 31, 2018 compared to $134 million for the three months ended April 1, 2017. This decrease in cash provided by investing activities was due to the cash paid to acquire Cerebos on March 9, 2018, offset by lower capital expenditures. The decrease in cash used for capital expenditures was primarily attributed to the wind-up of Integration Program footprint costs, primarily in the U.S. See Note 2, Acquisition, for additional information on the Cerebos acquisition and Note 3, Integration and Restructuring Expenses, for additional information on the Integration Program.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $376 million for the three months ended March 31, 2018 compared to $505 million for the three months ended April 1, 2017. This decrease in cash used for financing activities was primarily driven by increased net proceeds in the current period from our commercial paper programs. These proceeds were partially offset by increased cash distributions related to our common stock dividends. See Equity and Dividends for additional information on our dividends.
Cash Held by International Subsidiaries:
Of the $1.8 billion cash and cash equivalents on our condensed consolidated balance sheet at March 31, 2018, $1.1 billion was held by international subsidiaries.
We have undistributed historic earnings in foreign subsidiaries which are currently not considered to be indefinitely reinvested. We have recorded a reasonable estimate of deferred taxes of $96 million as of March 31, 2018 to reflect local country withholding taxes that will be owed when this cash is distributed in the future. Additionally, as of March 31, 2018, we consider the unremitted current year earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements.
Total Debt:
We obtained funding through our U.S. and European commercial paper programs in 2018. At March 31, 2018, we had $965 million of commercial paper outstanding. At December 30, 2017, we had $448 million of commercial paper outstanding. The maximum amount of commercial paper outstanding during the three months ended March 31, 2018 was $1.1 billion.

We maintain our $4.0 billion senior unsecured revolving credit facility (the “Senior Credit Facility”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facility contains customary representations, covenants, and events of default. No amounts were drawn on our Senior Credit Facility at March 31, 2018 or during the three months ended March 31, 2018.
Our long-term debt, including the current portion, was $31.3 billion at March 31, 2018 and $31.1 billion at December 30, 2017. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants at March 31, 2018.
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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the three months ended March 31, 2018, we experienced slight decreases in dairy and coffee costs, while costs for nuts slightly increased and costs for meat were flat. Overall, key commodity costs were not a significant driver of our results in the current period. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 30, 2017 for additional information on how we manage commodity costs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There were no material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.
Equity and Dividends
Common Stock Dividends:
We paid common stock dividends of $897 million for the three months ended March 31, 2018 and $736 million for the three months ended April 1, 2017. Additionally, on May 2, 2018, our Board of Directors declared a cash dividend of $0.625 per share of common stock, which is payable on June 15, 2018 to shareholders of record on May 18, 2018.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our significant accounting assumptions and estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 30, 2017 in our Annual Report on Form 10-K.
Our significant accounting policies are described in Note 1, Background and Basis of Presentation, to our consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K. See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for updates to our significant accounting policies during the three months ended March 31, 2018.
New Accounting Pronouncements
See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for a discussion of new accounting pronouncements.

Contingencies
See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of our contingencies.

Non-GAAP Financial Measures
The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.
To supplement the condensed consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Organic Net Sales, Adjusted EBITDA, and Adjusted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
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
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, merger costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Impact of Currency	Organic Net Sales	Price	Volume/Mix
Three Months Ended March 31, 2018
United States	$4,368	$—	$4,368
Canada	484	22	462
EMEA	685	74	611
Rest of World	767	17	750
Kraft Heinz	$6,304	$113	$6,191

Three Months Ended April 1, 2017
United States	$4,518	$—	$4,518
Canada	440	—	440
EMEA	597	—	597
Rest of World	769	40	729
Kraft Heinz	$6,324	$40	$6,284

Year-over-year growth rates
United States	(3.3)%	0.0 pp	(3.3)%	0.8 pp	(4.1) pp
Canada	9.8%	4.8 pp	5.0%	0.0 pp	5.0 pp
EMEA	14.7%	12.4 pp	2.3%	(0.5) pp	2.8 pp
Rest of World	(0.2)%	(3.2) pp	3.0%	4.3 pp	(1.3) pp
Kraft Heinz	(0.3)%	1.2 pp	(1.5)%	1.0 pp	(2.5) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Net income/(loss)	$993	$891
Interest expense	317	313
Other expense/(income), net	(90)	(130)
Provision for/(benefit from) income taxes	261	359
Operating income	1,481	1,433
Depreciation and amortization (excluding integration and restructuring expenses)	206	222
Integration and restructuring expenses	90	135
Merger costs	9	—
Unrealized losses/(gains) on commodity hedges	2	42
Equity award compensation expense (excluding integration and restructuring expenses)	7	12
Adjusted EBITDA	$1,795	$1,844

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Diluted EPS	$0.81	$0.73
Integration and restructuring expenses(a)(c)	0.05	0.08
Merger costs(a)(b)	0.01	—
Unrealized losses/(gains) on commodity hedges(a)(b)	—	0.02
Nonmonetary currency devaluation(a)(d)	0.04	0.01
U.S. Tax Reform(e)	(0.02)	—
Adjusted EPS	$0.89	$0.84

(a)	Income tax expense associated with these items is based on applicable jurisdictional tax rates and deductibility assessments of individual items.

(b)	Refer to the reconciliation of net income/(loss) to Adjusted EBITDA for the related gross expenses.

(c)	Integration and restructuring included the following gross expenses:

•	Expenses recorded in cost of products sold were $76 million for the three months ended March 31, 2018 and $96 million for the three months ended April 1, 2017.

•	Expenses recorded in SG&A were $14 million for the three months ended March 31, 2018 and $39 million for the three months ended April 1, 2017; and

•	Expenses recorded in other expense/(income), net, were $13 million for the three months ended April 1, 2017 (there were no such expenses for the three months ended March 31, 2018).

(d)	Nonmonetary currency devaluation included the following gross expenses:

•	Expenses recorded in other expense/(income), net, were $47 million for the three months ended March 31, 2018 and $8 million for the three months ended April 1, 2017.

(e)	U.S. Tax Reform included a benefit from income taxes of $20 million for the three months ended March 31, 2018 (there were no such expenses for the three months ended April 1, 2017).

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “anticipate,” “expect,” “assess,” “remain,” “evaluate,” “will,” “plan,” and variations of such words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, taxes, cost savings, impacts of accounting guidance, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; changes in the retail landscape or the loss of key retail customers; our ability to maintain, extend and expand our reputation and brand image; the impacts of our international operations; our ability to leverage our brand value; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our ability to realize the anticipated benefits from our cost savings initiatives; changes in relationships with significant customers and suppliers; the execution of our international expansion strategy; tax law changes or interpretations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; our ability to complete or realize the benefits from potential and completed acquisitions, alliances, divestitures or joint ventures; economic and political conditions in the United States and in various other nations in which we operate; the volatility of capital markets; increased pension, labor and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; risks associated with information technology and systems, including service interruptions, misappropriation of data or breaches of security; our inability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers or regulators operate; our indebtedness and ability to pay such indebtedness; our ownership structure; the impact of future sales of our common stock in the public markets; our ability to continue to pay a regular dividend; changes in laws and regulations; restatements of our consolidated financial statements; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended March 31, 2018. For additional information, refer to our Annual Report on Form 10-K for the year ended December 30, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the three months ended March 31, 2018. We determined that there were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended March 31, 2018 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/31/2017 - 2/3/2018	87,852	$79.11	—	$—
2/4/2018 - 3/3/2018	143,239	69.64	—	—
3/4/2018 - 3/31/2018	71,957	64.22	—	—
For the Three Months Ended March 31, 2018	303,048		—

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	May 3, 2018
		By:	/s/ David H. Knopf
David H. Knopf
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Kraft Heinz Company
Date:	May 3, 2018
		By:	/s/ Christopher R. Skinger
Christopher R. Skinger
Chief Accounting Officer and Global Head of Risk Management
(Principal Accounting Officer)