Form 10-Q
period 2018-06-30
Kraft Heinz Co
filed 2018-08-03
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 28, 2018, there were 1,219,248,231 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$6,686	$6,637	$12,990	$12,961
Cost of products sold	4,321	4,204	8,380	8,329
Gross profit	2,365	2,433	4,610	4,632
Selling, general and administrative expenses	1,036	789	1,800	1,555
Operating income	1,329	1,644	2,810	3,077
Interest expense	318	307	635	620
Other expense/(income), net	(35)	(253)	(125)	(383)
Income/(loss) before income taxes	1,046	1,590	2,300	2,840
Provision for/(benefit from) income taxes	291	430	552	789
Net income/(loss)	755	1,160	1,748	2,051
Net income/(loss) attributable to noncontrolling interest	(1)	1	(1)	(1)
Net income/(loss) attributable to common shareholders	$756	$1,159	$1,749	$2,052
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.62	$0.95	$1.43	$1.69
Diluted earnings/(loss)	0.62	0.94	1.43	1.67
Dividends declared	0.625	0.60	1.25	1.20

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income/(loss)	$755	$1,160	$1,748	$2,051
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(868)	451	(671)	758
Net deferred gains/(losses) on net investment hedges	219	(152)	145	(203)
Net deferred gains/(losses) on cash flow hedges	34	(32)	56	(66)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(9)	26	(22)	46
Net actuarial gains/(losses) arising during the period	53	1	53	(9)
Prior service credits/(costs) arising during the period	—	1	—	1
Net postemployment benefit losses/(gains) reclassified to net income	(17)	(154)	(75)	(209)
Total other comprehensive income/(loss)	(588)	141	(514)	318
Total comprehensive income/(loss)	167	1,301	1,234	2,369
Comprehensive income/(loss) attributable to noncontrolling interest	(7)	1	(12)	(3)
Comprehensive income/(loss) attributable to common shareholders	$174	$1,300	$1,246	$2,372

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Cash and cash equivalents	$3,369	$1,629
Trade receivables (net of allowances of $24 at June 30, 2018 and $23 at December 30, 2017)	1,950	921
Sold receivables	37	353
Income taxes receivable	177	582
Inventories	3,161	2,815
Other current assets	807	966
Total current assets	9,501	7,266
Property, plant and equipment, net	7,258	7,120
Goodwill	44,270	44,824
Intangible assets, net	59,101	59,449
Other assets	1,766	1,573
TOTAL ASSETS	$121,896	$120,232
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$34	$460
Current portion of long-term debt	2,754	2,743
Trade payables	4,326	4,449
Accrued marketing	474	680
Income taxes payable	88	152
Interest payable	404	419
Other current liabilities	1,011	1,229
Total current liabilities	9,091	10,132
Long-term debt	31,380	28,333
Deferred income taxes	14,230	14,076
Accrued postemployment costs	394	427
Other liabilities	929	1,017
TOTAL LIABILITIES	56,024	53,985
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	7	6
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,222 shares issued and 1,219 shares outstanding at June 30, 2018; 1,221 shares issued and 1,219 shares outstanding at December 30, 2017)	12	12
Additional paid-in capital	58,766	58,711
Retained earnings	8,710	8,589
Accumulated other comprehensive income/(losses)	(1,557)	(1,054)
Treasury stock, at cost (3 shares at June 30, 2018 and 2 shares at December 30, 2017)	(254)	(224)
Total shareholders' equity	65,677	66,034
Noncontrolling interest	188	207
TOTAL EQUITY	65,865	66,241
TOTAL LIABILITIES AND EQUITY	$121,896	$120,232

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 30, 2017	12	58,711	8,589	(1,054)	(224)	207	66,241
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,749	—	—	5	1,754
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(503)	—	(11)	(514)
Dividends declared-common stock	—	—	(1,524)	—	—	—	(1,524)
Cumulative effect of accounting standards adopted in the period	—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other	—	55	(9)	—	(30)	(13)	3
Balance at June 30, 2018	$12	$58,766	$8,710	$(1,557)	$(254)	$188	$65,865

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	June 30, 2018	July 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,748	$2,051
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	476	517
Amortization of postretirement benefit plans prior service costs/(credits)	(183)	(171)
Equity award compensation expense	27	24
Deferred income tax provision/(benefit)	58	269
Pension contributions	(42)	(17)
Impairment losses	265	48
Nonmonetary currency devaluation	67	33
Other items, net	41	(104)
Changes in current assets and liabilities:
Trade receivables	(2,001)	(1,598)
Inventories	(440)	(431)
Accounts payable	143	84
Other current assets	(66)	(121)
Other current liabilities	136	(762)
Net cash provided by/(used for) operating activities	229	(178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	1,221	1,069
Capital expenditures	(438)	(690)
Payments to acquire business, net of cash acquired	(215)	—
Other investing activities, net	11	44
Net cash provided by/(used for) investing activities	579	423
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(25)	(2,032)
Proceeds from issuance of long-term debt	2,990	—
Proceeds from issuance of commercial paper	1,525	4,213
Repayments of commercial paper	(1,950)	(3,777)
Dividends paid-common stock	(1,659)	(1,434)
Other financing activities, net	(3)	19
Net cash provided by/(used for) financing activities	878	(3,011)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(80)	29
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	1,606	(2,737)
Balance at beginning of period	1,769	4,255
Balance at end of period	$3,375	$1,518

NON-CASH INVESTING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$899	$1,407

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
New Accounting Pronouncements
Accounting Standards Adopted in the Current Year:
In March 2017, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2017-07 related to the presentation of net periodic benefit cost (pension and postretirement cost). This ASU became effective beginning in the first quarter of our fiscal year 2018. Under the new guidance, the service cost component of net periodic benefit cost must be presented in the same statement of income line item as other employee compensation costs arising from services rendered by employees during the period. Other components of net periodic benefit cost must be disaggregated from the service cost component in the statements of income and must be presented outside the operating income subtotal. Additionally, only the service cost component is eligible for capitalization in assets. The new guidance must be applied retrospectively for the statement of income presentation of service cost components and other net periodic benefit cost components and prospectively for the capitalization of service cost components. There is a practical expedient that allows us to use historical amounts disclosed in our Postemployment Benefits footnote as an estimation basis for retrospectively applying the statement of income presentation requirements. In the first quarter of 2018, we adopted this ASU using the practical expedient described above. The impact of retrospectively adopting this ASU on our historical statement of income is included in the table below. There was no associated impact to our condensed consolidated balance sheet at December 30, 2017 or our condensed consolidated statement of cash flows for the six months ended July 1, 2017.
In May 2014, the FASB issued ASU 2014-09, which superseded previously existing revenue recognition guidance. Under this ASU, companies must apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU may be applied using a full retrospective method or a modified retrospective transition method, with a cumulative-effect adjustment as of the date of adoption. The ASU also provides for certain practical expedients, including the option to expense as incurred the incremental costs of obtaining a contract, if the contract period is for one year or less. This ASU was effective beginning in the first quarter of our fiscal year 2018. We adopted this ASU in the first quarter of 2018 using the full retrospective method and the practical expedient described above. Upon adoption, we made the following policy elections: (i) we account for shipping and handling costs as contract fulfillment costs, and (ii) we exclude taxes imposed on and collected from customers in revenue producing transactions (e.g., sales, use, and value added taxes) from the transaction price. The impact of adopting this guidance was immaterial to our financial statements and related disclosures.
While the impact of the adoption of ASU 2014-09 was immaterial, at the same time we retrospectively corrected immaterial misclassifications in our statements of income principally related to customer incentive program expenses. The impact on our statement of income for the three months ended July 1, 2017 was a decrease to net sales of $40 million, a decrease to cost of products sold of $38 million, and a decrease to selling, general and administrative expenses (“SG&A”) of $2 million. The impact on our statement of income for the six months ended July 1, 2017 was a decrease to net sales of $80 million, a decrease to cost of products sold of $76 million, and a decrease to SG&A of $4 million. These impacts are included in the table below. There was no associated impact to our condensed consolidated balance sheet at December 30, 2017 or our condensed consolidated statement of cash flows for the six months ended July 1, 2017.

The impacts of these ASUs and reclassifications on our historical statements of income were as follows (in millions):

	For the Three Months Ended			For the Six Months Ended
	July 1, 2017			July 1, 2017
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Net sales	$6,677	$(40)	$6,637	$13,041	$(80)	$12,961
Cost of products sold	3,996	208	4,204	8,059	270	8,329
Gross profit	2,681	(248)	2,433	4,982	(350)	4,632
Selling, general and administrative expenses	760	29	789	1,510	45	1,555
Operating income	1,921	(277)	1,644	3,472	(395)	3,077
Other expense/(income), net	24	(277)	(253)	12	(395)	(383)
Income/(loss) before income taxes	1,590	—	1,590	2,840	—	2,840
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
In January 2017, the FASB issued ASU 2017-04 related to goodwill impairment testing. This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under the new standard, entities that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those entities. We early adopted this guidance on a prospective basis as of April 1, 2018 (our annual impairment testing date in the second quarter of 2018). As a result of adopting this ASU, we did not perform Step 2 while completing our impairment testing.
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

•	Requires us to present excluded components related to cash flow hedges in the same income statement line item as the hedged item;

•	Changes hedge effectiveness testing, including timing and allowable methods of testing; and,

•	Requires additional tabular disclosures in the footnotes to the financial statements.
The method for adopting the revised standard is modified retrospective. This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted, including in an interim period. We currently expect to adopt this guidance in the third quarter of 2018. Upon adoption, we expect to record an immaterial cumulative effect adjustment to retained earnings as of the beginning of our fiscal year 2018.
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
Advertising, Consumer Incentives, and Trade Promotions:
We promote our products with advertising, consumer incentives, and performance obligations related to trade promotions. Consumer incentives and trade promotions include, but are not limited to, discounts, coupons, rebates, performance-based in-store display activities, and volume-based incentives. Variable consideration related to consumer incentive and trade promotion activities is recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization, redemption rates, or current period experience factors. We review and adjust these estimates each quarter based on actual experience and other information.

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
Note 2. Acquisition and Divestiture
Acquisition
On March 9, 2018 (the “Acquisition Date”), we acquired all of the outstanding equity interests in Cerebos Pacific Limited (“Cerebos”) (the “Acquisition”), an Australian and New Zealand food and beverage company with several iconic local brands. The Cerebos business manufactures, markets, and sells food and beverage products, including gravies, sauces, instant coffee, salt, herbs and spices, and tea. Cerebos is included in our condensed consolidated financial statements as of the Acquisition Date. We elected to include the results of Cerebos from March 9 to March 31, 2018 in our condensed consolidated statement of income for the three months ended June 30, 2018. These results were insignificant. The preliminary opening balance sheet of Cerebos was included in our condensed consolidated balance sheet at June 30, 2018. We have not included unaudited pro forma results, prepared in accordance with ASC 805, as if Cerebos had been acquired as of January 1, 2018, as it would not yield materially different results.
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
The preliminary purchase price allocation to assets acquired and liabilities assumed in the Acquisition was (in millions):

Cash	$23
Other current assets	65
Property, plant and equipment, net	75
Identifiable intangible assets	100
Trade and other payables	(41)
Other non-current liabilities	(3)
Net assets acquired	219
Goodwill on acquisition	19
Total consideration	$238
In the second quarter of 2018, we made insignificant measurement period adjustments, which are reflected in the preliminary purchase price allocation table above. We made these measurement period adjustments to reflect facts and circumstances that existed as of the Acquisition Date and did not result from intervening events subsequent to such date.
The Acquisition preliminarily resulted in $19 million of non tax deductible goodwill relating principally to planned expansion of Cerebos brands into new categories and markets. Goodwill has been allocated to our segments as shown in Note 6, Goodwill and Intangible Assets.

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
We incurred deal costs of $7 million for the three months and $16 million for the six months ended June 30, 2018 related to the Acquisition.
Divestiture
On May 31, 2018, we sold our 50.1% interest in our South African subsidiary to our minority interest partner. The transaction included proceeds of $18 million, which are included in other investing activities, net on the condensed consolidated statement of cash flows for the six months ended June 30, 2018. We recorded a pre-tax loss on sale of business of approximately $15 million. The pre-tax loss is included in SG&A on the condensed consolidated statements of income for the three and six months ended June 30, 2018.
Note 3. Integration and Restructuring Expenses
As part of our restructuring activities, we incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs and other exit costs. Severance and employee benefit costs primarily relate to cash severance, non-cash severance, including accelerated equity award compensation expense, and pension and other termination benefits. Other exit costs primarily relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other implementation costs. Asset-related costs primarily relate to accelerated depreciation and asset impairment charges. Other implementation costs primarily relate to start-up costs of new facilities, professional fees, asset relocation costs, costs to exit facilities, and costs associated with restructuring benefit plans.
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
Overall, as part of the Integration Program, we closed net six factories, consolidated our distribution network, and eliminated 4,900 positions. The Integration Program liability at June 30, 2018 related primarily to lease terminations in the U.S. and Canada and the elimination of general salaried positions in Canada.
As of June 30, 2018, we have incurred cumulative costs of $2,135 million, including $22 million for the three months and $80 million for the six months ended June 30, 2018 and gains of $49 million for the three months and expenses of $78 million for the six months ended July 1, 2017. The $2,135 million of cumulative costs included $542 million of severance and employee benefit costs, $883 million of non-cash asset-related costs, $601 million of other implementation costs, and $109 million of other exit costs. The related amounts incurred during the three months ended June 30, 2018 were $3 million of severance and employee benefit costs, $5 million of non-cash asset-related costs, $13 million of other implementation costs, and $1 million of other exit costs. The related amounts incurred during the six months ended June 30, 2018 were $3 million of severance and employee benefit costs, $25 million of non-cash asset-related costs, $51 million of other implementation costs, and $1 million of other exit costs.
We expect to incur additional Integration Program costs of approximately $10 million, primarily in the third quarter of 2018.
Our liability balance for Integration Program costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 30, 2017	$24	$22	$46
Charges	3	1	4
Cash payments	(7)	(6)	(13)
Non-cash utilization	(9)	(6)	(15)
Balance at June 30, 2018	$11	$11	$22
(a) Other exit costs primarily consist of lease and contract terminations.
We expect the liability for severance and employee benefit costs as of June 30, 2018 to be paid by 2019. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2019 and 2026.
Restructuring Activities:
In addition to our Integration Program in North America, we have a small number of other restructuring programs globally, which are focused primarily on workforce reduction, factory closure and consolidation, and benefit plan restructuring. Related to these programs, we expect to eliminate approximately 1,400 positions, 600 of whom left the Company during the six months ended June 30, 2018. These programs resulted in expenses of $167 million during the six months ended June 30, 2018, including $38 million of severance and employee benefit costs, $1 million of non-cash asset-related costs, $127 million of other implementation costs, and $1 million of other exit costs. Other restructuring expenses during the three months ended June 30, 2018 were $135 million, including $17 million of severance and employee benefit costs, $1 million of non-cash asset-related costs, $116 million of other implementation costs, and $1 million of other exit costs. Other restructuring program expenses totaled $43 million for the three months and $64 million for the six months ended July 1, 2017.

Our liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 30, 2017	$16	$25	$41
Charges	38	1	39
Cash payments	(16)	—	(16)
Non-cash utilization	3	—	3
Balance at June 30, 2018	$41	$26	$67
(a) Other exit costs primarily consist of lease and contract terminations.
We expect a substantial portion of the liability for severance and employee benefit costs as of June 30, 2018 to be paid in 2018. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2018 and 2026.
Total Integration and Restructuring:
Total expenses related to the Integration Program and restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Severance and employee benefit costs - COGS	$9	$6	$25	$18
Severance and employee benefit costs - SG&A	5	34	10	53
Severance and employee benefit costs - Other expense/(income), net	6	(160)	6	(147)
Asset-related costs - COGS	5	25	25	100
Asset-related costs - SG&A	1	6	1	13
Other costs - COGS	65	52	107	61
Other costs - SG&A	8	31	15	44
Other costs - Other expense/(income), net	58	—	58	—
	$157	$(6)	$247	$142
We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
United States	$69	$(65)	$121	$43
Canada	63	14	66	24
EMEA	7	26	28	40
Rest of World	9	10	9	10
General corporate expenses	9	9	23	25
	$157	$(6)	$247	$142
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

Note 4. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	June 30, 2018	December 30, 2017
Cash and cash equivalents	$3,369	$1,629
Restricted cash included in other assets (current)	6	140
Cash, cash equivalents, and restricted cash	$3,375	$1,769
Note 5. Inventories
Inventories consisted of the following (in millions):

	June 30, 2018	December 30, 2017
Packaging and ingredients	$633	$560
Work in process	449	439
Finished product	2,079	1,816
Inventories	$3,161	$2,815
Note 6. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	Canada	EMEA	Rest of World	Total
Balance at December 30, 2017	$33,700	$5,246	$3,238	$2,640	$44,824
Impairment losses	—	—	—	(164)	(164)
Acquisition	—	—	—	19	19
Translation adjustments and other	—	(221)	(86)	(102)	(409)
Balance at June 30, 2018	$33,700	$5,025	$3,152	$2,393	$44,270
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
See Note 2, Acquisition and Divestiture, for additional information related to our acquisition of Cerebos.
Our goodwill balance consists of 20 reporting units and had an aggregate carrying value of $44.3 billion as of June 30, 2018. We test goodwill for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2018 annual impairment test as of April 1, 2018. As a result of our 2018 annual impairment test, we recognized a non-cash impairment loss of $164 million in SG&A related to our Australia and New Zealand reporting unit. This impairment loss was primarily due to margin declines in the region. The goodwill carrying value of this reporting unit was $509 million prior to its impairment. Additionally, we noted that four of our 20 reporting units each had excess fair value over its carrying value of less than 10%. As of the impairment test date, the goodwill carrying values associated with these reporting units were $4.7 billion for Canada Retail, $424 million for Latin America Exports, $407 million for Northeast Asia, and $326 million for Southeast Asia.
We generally utilize the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each reporting unit (including net sales, cost of products sold, SG&A, working capital, and capital expenditures), income tax rates, and a discount rate that appropriately reflects the risk inherent in each future cash flow stream. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and guideline companies.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. If our current assumptions and estimates, including future annual net cash flows, income tax rates, and discount rates, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. Additionally, as a majority of our goodwill was recorded in connection with business combinations that occurred in 2015 and 2013, representing fair values as of the respective transaction dates, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.
Accumulated impairment losses to goodwill were $164 million at June 30, 2018. There were no accumulated impairment losses to goodwill at December 30, 2017.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 30, 2017	$53,655
Impairment losses	(101)
Translation adjustments	(175)
Balance at June 30, 2018	$53,379
Our indefinite-lived intangible assets primarily consist of a large number of individual brands and had an aggregate carrying value of $53.4 billion as of June 30, 2018. We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2018 annual impairment test as of April 1, 2018. As a result of our 2018 annual impairment test, we recognized a non-cash impairment loss of $101 million in SG&A in the second quarter of 2018. This impairment loss was due to net sales and margin declines related to the Quero brand in Brazil. Additionally, as of April 1, 2018, two brands (ABC and Smart Ones) each had excess fair value over its carrying value of less than 10%. These brands had an aggregate carrying value of $665 million as of April 1, 2018.
As a result of our 2017 annual impairment testing, we recognized a non-cash impairment loss of $48 million in SG&A in the second quarter of 2017. This loss was due to continued declines in nutritional beverages in India. The loss was recorded in our EMEA segment as the related trademark is owned by our Italian subsidiary.
We generally utilize the excess earnings method under the income approach to estimate the fair value of certain of our largest brands. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each brand (including net sales, cost of products sold, and SG&A), contributory asset charges, income tax considerations, a discount rate that reflects the level of risk associated with the future earnings attributable to the brand, and management’s intent to invest in the brand indefinitely. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and guideline companies.
We generally utilize the relief from royalty method under the income approach to estimate the fair value of our remaining brands. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net sales for each brand, royalty rates (as a percentage of revenue that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, a discount rate that reflects the level of risk associated with the future cost savings attributable to the brand, and management’s intent to invest in the brand indefinitely. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and guideline companies.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. If our current assumptions and estimates, including future annual net cash flows, royalty rates, contributory asset charges, income tax considerations, and discount rates, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair values of our indefinite-lived intangible assets could be adversely affected, leading to potential impairments in the future. Additionally, as a majority of our indefinite-lived intangible assets were recorded in connection with business combinations that occurred in 2015 and 2013, representing fair values as of the respective transaction dates, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	June 30, 2018			December 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,454	$(341)	$2,113	$2,386	$(288)	$2,098
Customer-related assets	4,215	(621)	3,594	4,231	(544)	3,687
Other	19	(4)	15	14	(5)	9
	$6,688	$(966)	$5,722	$6,631	$(837)	$5,794
Amortization expense for definite-lived intangible assets was $70 million for the three months and $139 million for the six months ended June 30, 2018 and $77 million for the three months and $144 million for the six months ended July 1, 2017. Additionally, we preliminarily recorded $87 million of trademarks and $13 million of customer-related assets in the first quarter of 2018 as part of the Cerebos acquisition. Aside from amortization expense and preliminary purchase accounting additions, the changes in definite-lived intangible assets from December 30, 2017 to June 30, 2018 primarily reflect the impact of foreign currency. We estimate that amortization expense related to definite-lived intangible assets will be approximately $280 million for each of the next five years.
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
Our effective tax rate was 27.9% for the three months ended June 30, 2018 compared to 27.1% for the three months ended July 1, 2017. The increase in our effective tax rate was mostly driven by the unfavorable impact of current year net discrete items, in particular the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform, as well as the non-deductible impairment of goodwill. This negative impact was mostly offset by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate, partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI (defined below). Additionally, in the prior year, we had favorability from net discrete items, primarily related to reversals of uncertain tax position reserves in the U.S. and certain state jurisdictions.
Our effective tax rate was 24.0% for the six months ended June 30, 2018 compared to 27.8% for the six months ended July 1, 2017. The decrease in our effective tax rate was mostly driven by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate. This favorability was partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI (defined below) and the unfavorable impact of current year net discrete items, in particular the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform, as well as the non-deductible impairment of goodwill. Additionally, in the prior year, we had favorability from net discrete items, primarily related to reversals of uncertain tax position reserves in the U.S., foreign, and certain state jurisdictions.
U.S. Tax Reform legislation enacted by the federal government on December 22, 2017 significantly changed U.S. tax laws by, among other things, lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 30, 2017. Other changes from U.S. Tax Reform include changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”).
Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017 provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. While the initial accounting for U.S Tax Reform impacts is incomplete, we may include provisional amounts when reasonable estimates can be made. As of December 30, 2017, we had made reasonable estimates of our deferred income tax benefit related to the corporate rate change, the toll charge, and other tax expenses, including a change in our indefinite reinvestment assertion related to historic earnings of foreign subsidiaries as of December 30, 2017. In the first quarter of 2018, we recorded a measurement period adjustment to reduce income tax expense and reduce deferred tax liabilities each by approximately $20 million. In the second quarter of 2018, we recorded an insignificant measurement period adjustment. We did not record any other measurement period adjustments to our provisional U.S. Tax Reform amounts during the six months ended June 30, 2018.

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
We have undistributed historic earnings in foreign subsidiaries which are currently not considered to be indefinitely reinvested. We have recorded a reasonable estimate of deferred taxes of $96 million as of June 30, 2018 to reflect local country withholding taxes that will be owed when this cash is distributed in the future. Additionally, we consider the unremitted current year earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements.
See Note 8, Income Taxes, to our consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K for additional information related to U.S. Tax Reform impacts.
Note 8. Employees’ Stock Incentive Plans
Our annual equity award grants and vesting occurred in the first quarter of 2018. Other off-cycle equity grants and vesting may occur throughout the year.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 30, 2017	19,289,564	$41.63
Granted	1,420,250	66.89
Forfeited	(724,506)	59.16
Exercised	(940,978)	30.14
Outstanding at June 30, 2018	19,044,330	43.41
The aggregate intrinsic value of stock options exercised during the period was $35 million for the six months ended June 30, 2018.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2017	1,284,262	$81.91
Granted	1,359,491	58.63
Forfeited	(137,660)	78.90
Vested	(115,561)	73.19
Outstanding at June 30, 2018	2,390,532	69.27
The aggregate fair value of RSUs that vested during the period was $8 million for the six months ended June 30, 2018.

Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2017	815,383	$70.16
Granted	2,595,333	56.82
Forfeited	(187,625)	63.58
Outstanding at June 30, 2018	3,223,091	59.80
Note 9. Postemployment Benefits
We capitalize a portion of net pension and postretirement cost/(benefit) into inventory based on our production activities. The amounts capitalized into inventory as of June 30, 2018 and July 1, 2017 are included in the net pension and postretirement cost/(benefit) tables below. Beginning January 1, 2018, only the service cost component of net pension and postretirement cost/(benefit) is capitalized into inventory. As part of the adoption of ASU 2017-07 in the first quarter of 2018, we recognized a one-time favorable credit of $42 million within cost of products sold related to amounts that were previously capitalized into inventory. Included in this credit was $28 million related to prior service credits that were previously capitalized to inventory.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended				For the Six Months Ended
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$3	$2	$5	$4	$5	$5	$10	$8
Interest cost	38	46	17	16	77	91	36	32
Expected return on plan assets	(64)	(66)	(44)	(43)	(127)	(131)	(92)	(86)
Amortization of unrecognized losses/(gains)	—	—	—	1	—	—	1	1
Settlements	(2)	—	58	—	(2)	—	58	—
Curtailments	—	—	(1)	—	—	—	(1)	—
Special/contractual termination benefits	—	6	5	2	—	13	6	8
Other	—	—	—	—	—	2	—	(9)
Net pension cost/(benefit)	$(25)	$(12)	$40	$(20)	$(47)	$(20)	$18	$(46)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income), net on our condensed consolidated statements of income.
Employer Contributions:
During the six months ended June 30, 2018, we contributed $42 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of approximately $10 million to our non-U.S. pension plans during the remainder of 2018. We do not plan to make contributions to our U.S. pension plans in 2018. However, our actual contributions and plans may change due to many factors, including the timing of regulatory approval for the wind-up of a non-U.S. pension plan, changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$2	$3	$4	$5
Interest cost	11	12	22	25
Expected return on plan assets	(13)	—	(25)	—
Amortization of prior service costs/(credits)	(78)	(83)	(156)	(173)
Curtailments	—	(168)	—	(168)
Net postretirement cost/(benefit)	$(78)	$(236)	$(155)	$(311)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income), net on our condensed consolidated statements of income.
Employer Contributions:
During the six months ended June 30, 2018, we contributed $18 million to our postretirement benefit plans. Based on our contribution strategy, we plan to make further contributions of approximately $10 million to our postretirement benefit plans during the remainder of 2018. However, our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 10. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2017 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	June 30, 2018	December 30, 2017
Commodity contracts	$480	$272
Foreign exchange contracts	2,780	2,876
Cross-currency contracts	3,161	3,161

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$48	$5	$—	$—	$48	$5
Cross-currency contracts	—	—	431	—	—	—	431	—
Derivatives not designated as hedging instruments:
Commodity contracts	8	16	—	—	—	—	8	16
Foreign exchange contracts	—	—	2	23	—	—	2	23
Cross-currency contracts	—	—	18	—	—	—	18	—
Total fair value	$8	$16	$499	$28	$—	$—	$507	$44

	December 30, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$—	$8	$42	$—	$—	$8	$42
Cross-currency contracts	—	—	344	—	—	—	344	—
Derivatives not designated as hedging instruments:
Commodity contracts	4	8	—	—	—	—	4	8
Foreign exchange contracts	—	—	17	3	—	—	17	3
Cross-currency contracts	—	—	19	—	—	—	19	—
Total fair value	$4	$8	$388	$45	$—	$—	$392	$53
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $28 million at June 30, 2018 and $23 million at December 30, 2017. No material amounts of collateral were received or posted on our derivative assets and liabilities at June 30, 2018.
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
Net Investment Hedging:
At June 30, 2018, the principal amounts of foreign denominated debt designated as net investment hedges totaled €2,550 million and £400 million.
At June 30, 2018, our cross-currency swaps designated as net investment hedges consisted of:

Instrument	Notional (local) (in billions)		Notional (USD) (in billions)	Maturity
Cross-currency swap		£0.8	$1.4	October 2019
Cross-currency swap	C$	1.8	$1.6	December 2019
We also periodically enter into shorter-dated foreign exchange contracts that are designated as net investment hedges. At June 30, 2018, we had Chinese renminbi foreign exchange contracts with an aggregate USD notional amount of $205 million.
Hedge Coverage:
At June 30, 2018, we had entered into contracts designated as hedging instruments, which hedge transactions for the following durations:

•	foreign exchange contracts for periods not exceeding the next 18 months; and

•	cross-currency contracts for periods not exceeding the next 18 months.
At June 30, 2018, we had entered into contracts not designated as hedging instruments, which hedge economic risks for the following durations:

•	commodity contracts for periods not exceeding the next 18 months;

•	foreign exchange contracts for periods not exceeding the next eight months; and

•	cross-currency contracts for periods not exceeding the next 16 months.
Hedge Ineffectiveness:
We record pre-tax gains or losses reclassified from accumulated other comprehensive income/(losses) due to ineffectiveness for foreign exchange contracts related to forecasted transactions in other expense/(income), net.
Deferred Hedging Gains and Losses:
Based on our valuation at June 30, 2018 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains for foreign currency cash flow hedges during the next 12 months to be approximately $15 million. Additionally, we expect transfers to net income/(loss) of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Income and Statements of Comprehensive Income:
The following tables present the pre-tax effect of derivative instruments on the condensed consolidated statements of income and statements of comprehensive income:

	For the Three Months Ended
	June 30, 2018				July 1, 2017
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$38	$—	$—	$—	$(32)	$—	$—
Net investment hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	—	13	107	—	—	(8)	(66)	—
Total gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$51	$107	$—	$—	$(40)	$(66)	$—

Cash flow hedges reclassified to net income/(loss):
Cost of products sold (effective portion)	$—	$(4)	$—	$—	$—	$4	$—	$—
Other expense/(income), net	—	13	—	—	—	(31)	—	—
Interest expense	—	—	—	(1)	—	—	—	(1)
	—	9	—	(1)	—	(27)	—	(1)

Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(10)	—	—	—	—	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	(64)	—	—	—	26	(1)	—
	(10)	(64)	—	—	—	26	(1)	—
Total gains/(losses) recognized in statements of income	$(10)	$(55)	$—	$(1)	$—	$(1)	$(1)	$(1)

	For the Six Months Ended
	June 30, 2018				July 1, 2017
	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts	Commodity Contracts	Foreign Exchange Contracts	Cross-Currency Contracts	Interest Rate Contracts
	(in millions)
Derivatives designated as hedging instruments:
Cash flow hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$63	$—	$—	$—	$(71)	$—	$—
Net investment hedges:
Gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	—	2	96	—	—	(12)	(96)	—
Total gains/(losses) recognized in other comprehensive income/(loss) (effective portion)	$—	$65	$96	$—	$—	$(83)	$(96)	$—

Cash flow hedges reclassified to net income/(loss):
Cost of products sold (effective portion)	$—	$(9)	$—	$—	$—	$3	$—	$—
Other expense/(income), net	—	31	—	—	—	(46)	—	—
Interest expense	—	—	—	(2)	—	—	—	(2)
	—	22	—	(2)	—	(43)	—	(2)

Derivatives not designated as hedging instruments:
Gains/(losses) on derivatives recognized in cost of products sold	(15)	—	—	—	(37)	—	—	—
Gains/(losses) on derivatives recognized in other expense/(income), net	—	(44)	(1)	—	—	28	(2)	—
	(15)	(44)	(1)	—	(37)	28	(2)	—
Total gains/(losses) recognized in statements of income	$(15)	$(22)	$(1)	$(2)	$(37)	$(15)	$(2)	$(2)
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $195 million for the three months and $92 million for the six months ended June 30, 2018 and pre-tax losses of $216 million for the three months and $260 million for the six months ended July 1, 2017. These amounts were recognized in other comprehensive income/(loss) for the periods then ended.

Note 11. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 30, 2017	$(1,587)	$549	$(16)	$(1,054)
Foreign currency translation adjustments	(660)	—	—	(660)
Net deferred gains/(losses) on net investment hedges	145	—	—	145
Net deferred gains/(losses) on cash flow hedges	—	—	56	56
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	(22)	(22)
Net postemployment benefit gains/(losses) arising during the period	—	53	—	53
Net postemployment benefit losses/(gains) reclassified to net income	—	(75)	—	(75)
Total other comprehensive income/(loss)	(515)	(22)	34	(503)
Balance as of June 30, 2018	$(2,102)	$527	$18	$(1,557)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	June 30, 2018			July 1, 2017
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(862)	$—	$(862)	$451	$—	$451
Net deferred gains/(losses) on net investment hedges	315	(96)	219	(290)	138	(152)
Net deferred gains/(losses) on cash flow hedges	38	(4)	34	(32)	—	(32)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(8)	(1)	(9)	28	(2)	26
Net actuarial gains/(losses) arising during the period	71	(18)	53	2	(1)	1
Prior service credits/(costs) arising during the period	—	—	—	2	(1)	1
Net postemployment benefit losses/(gains) reclassified to net income	(22)	5	(17)	(250)	96	(154)

	For the Six Months Ended
	June 30, 2018			July 1, 2017
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(660)	$—	$(660)	$760	$—	$760
Net deferred gains/(losses) on net investment hedges	190	(45)	145	(368)	165	(203)
Net deferred gains/(losses) on cash flow hedges	63	(7)	56	(71)	5	(66)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(20)	(2)	(22)	45	1	46
Net actuarial gains/(losses) arising during the period	71	(18)	53	(10)	1	(9)
Prior service credits/(costs) arising during the period	—	—	—	2	(1)	1
Net postemployment benefit losses/(gains) reclassified to net income	(99)	24	(75)	(340)	131	(209)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses)				Affected Line Item in the Statement Where Net Income/(Loss) is Presented
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Losses/(gains) on cash flow hedges:
Foreign exchange contracts	$4	$(4)	$9	$(3)	Cost of products sold
Foreign exchange contracts	(13)	31	(31)	46	Other expense/(income), net
Interest rate contracts	1	1	2	2	Interest expense
Losses/(gains) on cash flow hedges before income taxes	(8)	28	(20)	45
Losses/(gains) on cash flow hedges, income taxes	(1)	(2)	(2)	1
Losses/(gains) on cash flow hedges	$(9)	$26	$(22)	$46

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$—	$1	$1	$1	(a)
Amortization of prior service costs/(credits)	(78)	(83)	(156)	(173)	(a)
Settlement and curtailment losses/(gains)	56	(168)	56	(168)
Losses/(gains) on postemployment benefits before income taxes	(22)	(250)	(99)	(340)
Losses/(gains) on postemployment benefits, income taxes	5	96	24	131
Losses/(gains) on postemployment benefits	$(17)	$(154)	$(75)	$(209)

(a)	These components are included in the computation of net periodic postemployment benefit costs. See Note 9, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest due to its insignificance. This activity was primarily related to foreign currency translation adjustments.
Note 12. Venezuela - Foreign Currency and Inflation
We have a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the condiments and sauces and infant and nutrition categories. We apply highly inflationary accounting to the results of our Venezuelan subsidiary and include these results in our consolidated financial statements. Under highly inflationary accounting, the functional currency of our Venezuelan subsidiary is the U.S. dollar (the reporting currency of Kraft Heinz), although the majority of its transactions are in Venezuelan bolivars. As a result, we must revalue the results of our Venezuelan subsidiary to U.S. dollars. We revalue the income statement using daily weighted average DICOM (as defined below) rates, and we revalue the bolivar denominated monetary assets and liabilities at the period-end DICOM spot rate. The resulting revaluation gains and losses are recorded in current net income, rather than accumulated other comprehensive income. These gains and losses are classified within other expense/(income), net as nonmonetary currency devaluation on our condensed consolidated statements of income.
In February 2018, the Venezuelan government eliminated the official exchange rate of BsF10 per U.S. dollar, which was available through the Sistema de Divisa Protegida (“DIPRO”) for purchases and sales of essential items, including food products. At December 30, 2017, we had outstanding requests of $26 million for payment of invoices for the purchase of ingredients and packaging materials for the years 2012 through 2015, all of which were requested for payment at BsF6.30 per U.S. dollar (the DIPRO rate until March 10, 2016). Following the elimination of this preferential rate, we determined that these outstanding requests, which were approved by the Venezuelan government, were no longer collectible. There was no impact on our condensed consolidated statements of income for the three and six months ended June 30, 2018.

Following elimination of the DIPRO rate, the Sistema de Divisa Complementaria (“DICOM”) is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. The auction-based DICOM system was temporarily frozen in September 2017 but reopened in February 2018. The last published DICOM rate before the auction freeze was BsF3,345 per U.S. dollar compared to BsF25,000 per U.S. dollar upon reopening in February 2018. The DICOM rate at June 30, 2018 was BsF115,000 per U.S. dollar. We did not obtain any U.S. dollars at DICOM rates during the three and six months ended June 30, 2018. As of June 30, 2018, we believe the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary. We continue to monitor the DICOM rate, and the nonmonetary assets supported by the underlying operations in Venezuela, for impairment.
We remeasured the bolivar denominated assets and liabilities of our Venezuelan subsidiary at June 30, 2018 using the DICOM spot rate of BsF115,000 per U.S. dollar. We remeasured the income statement of our Venezuelan subsidiary using a weighted average rate of BsF80,105 per U.S. dollar for the three months and BsF62,790 for the six months ended June 30, 2018. Remeasurements of the monetary assets and liabilities and operating results of our Venezuelan subsidiary at DICOM rates resulted in nonmonetary currency devaluation losses of $20 million for the three months and $67 million for the six months ended June 30, 2018 and $25 million for the three months and $33 million for the six months ended July 1, 2017. These losses were recorded in other expense/(income), net in the condensed consolidated statements of income for the periods then ended.
In addition to DICOM, there is an unofficial market for obtaining U.S. dollars with Venezuelan bolivars. The exact exchange rate is widely debated but is generally accepted to be substantially higher than the latest published DICOM rate. We have not transacted at any unofficial market rates in 2018 and have no plans to transact at unofficial market rates in the foreseeable future.
Outside of accessing the DICOM market, our Venezuelan subsidiary obtains U.S. dollars through exports and royalty payments. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of June 30, 2018, our Venezuelan subsidiary has sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business. Our Venezuelan subsidiary has increasingly sourced production inputs locally, including tomato paste and sugar, in order to reduce reliance on U.S. dollars, which we expect to continue in the foreseeable future.
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
At June 30, 2018, we had accounts receivable securitization and factoring programs in place in various countries across the globe. Generally, each of these programs automatically renews annually until terminated by either party, except our U.S. securitization program, which expired in May 2018. In the second quarter of 2018, we unwound our U.S. securitization program, which represented the majority of our accounts receivable securitization and factoring programs, using proceeds from the issuance of long-term debt. See Note 14, Commitments, Contingencies and Debt, for additional information.
Our U.S. securitization program utilized a bankruptcy-remote special-purpose entity (“SPE”). The SPE was wholly-owned by a subsidiary of Kraft Heinz, and its sole business consisted of the purchase or acceptance, through capital contributions, of receivables and related assets from a Kraft Heinz subsidiary and the subsequent transfer of such receivables and related assets to a bank. Although the SPE is included in our condensed consolidated financial statements, it was a separate legal entity with separate creditors who were entitled, upon its liquidation in the second quarter of 2018, to be satisfied out of the SPE's assets prior to any assets or value in the SPE becoming available to Kraft Heinz or its subsidiaries.

The carrying value of trade receivables removed from our condensed consolidated balance sheets in connection with the Programs was $199 million at June 30, 2018 and $1.0 billion at December 30, 2017. In exchange for the sale of trade receivables, we received cash of $162 million at June 30, 2018 and $673 million at December 30, 2017 and recorded sold receivables of $37 million at June 30, 2018 and $353 million at December 30, 2017. The carrying value of sold receivables approximated the fair value at June 30, 2018 and December 30, 2017.
We act as servicer for certain of the Programs and did not record any related servicing assets or liabilities as of June 30, 2018 or December 30, 2017 because they were not material to the financial statements.
Additionally, we enter into various structured payable arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the agreements with our various vendors. For certain arrangements, we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $88 million on our condensed consolidated balance sheets at June 30, 2018 and approximately $188 million at December 30, 2017 related to these arrangements.
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
Redeemable Noncontrolling Interest
In 2017, we commenced operations of a joint venture with a minority partner to manufacture, package, market, and distribute refrigerated soups and meal sides. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise them, would require us to purchase portions of its equity interest at a future date. These put options will become exercisable beginning in 2025 (on the eighth anniversary of the product launch date) at a price to be determined at that time based upon an independent third party valuation. The minority partner’s put options are reflected on our condensed consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. At June 30, 2018, we estimate the redemption value to be approximately $35 million.
Debt
Borrowing Arrangements:
We had no commercial paper outstanding at June 30, 2018 and $448 million outstanding at December 30, 2017.

In June 2018, we entered into an agreement to extend the maturity date of our $4.0 billion senior unsecured revolving credit facility from July 6, 2021 to July 6, 2023 and to establish a $400 million euro equivalent swing line facility, which will be available for short-term loans denominated in euros on a same day basis, effective July 6, 2018.
See Note 16, Debt, to our consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.
Debt Issuances:
In June 2018, Kraft Heinz Foods Company, our 100% owned operating subsidiary, issued $300 million aggregate principal amount of 3.375% senior notes due 2021, $1.6 billion aggregate principal amount of 4.000% senior notes due 2023, and $1.1 billion aggregate principal amount of 4.625% senior notes due 2029 (collectively, the “New Notes”). The New Notes are fully and unconditionally guaranteed as to payment of principal, premium, and interest on a senior unsecured basis.
We used approximately $500 million of the proceeds from the New Notes in connection with the wind-down of our U.S. securitization program in the second quarter of 2018. We also used proceeds from the New Notes to refinance a portion of our commercial paper borrowings in the second quarter of 2018. We intend to use the balance of the proceeds from the New Notes to repay certain notes maturing in July and August 2018 and for other general corporate purposes.
Debt Issuance Costs:
Debt issuance costs related to the sale of the New Notes in June 2018 were $15 million. Debt issuance costs are reflected as a direct deduction of our long-term debt balance on the condensed consolidated balance sheets.

Debt Repayments:
In June 2017, we repaid $2.0 billion aggregate principal amount of senior notes that matured in the period. We funded these long-term debt repayments primarily with cash on hand and our commercial paper programs.
Fair Value of Debt:
At June 30, 2018, the aggregate fair value of our total debt was $33.8 billion as compared with a carrying value of $34.2 billion. At December 30, 2017, the aggregate fair value of our total debt was $33.0 billion as compared with a carrying value of $31.5 billion. Our short-term debt and commercial paper had carrying values that approximated their fair values at June 30, 2018 and December 30, 2017. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$756	$1,159	$1,749	$2,052
Weighted average shares of common stock outstanding	1,219	1,218	1,219	1,218
Net earnings/(loss)	$0.62	$0.95	$1.43	$1.69
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$756	$1,159	$1,749	$2,052
Weighted average shares of common stock outstanding	1,219	1,218	1,219	1,218
Effect of dilutive equity awards	7	11	8	11
Weighted average shares of common stock outstanding, including dilutive effect	1,226	1,229	1,227	1,229
Net earnings/(loss)	$0.62	$0.94	$1.43	$1.67
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 6 million for the three months and 5 million for the six months ended June 30, 2018 and were 1 million for the three months and 1 million for the six months ended July 1, 2017.
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
Therefore, effective in the first quarter of 2018, we manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and EMEA. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World comprises two operating segments: Latin America and APAC.

Management evaluates segment performance based on several factors, including net sales and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
United States	$4,513	$4,601	$8,881	$9,119
Canada	564	592	1,048	1,032
EMEA	703	647	1,388	1,244
Rest of World	906	797	1,673	1,566
Total net sales	$6,686	$6,637	$12,990	$12,961
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Segment Adjusted EBITDA:
United States	$1,432	$1,557	$2,814	$3,021
Canada	172	189	306	314
EMEA	201	184	383	324
Rest of World	213	171	356	315
General corporate expenses	(44)	(36)	(90)	(65)
Depreciation and amortization (excluding integration and restructuring expenses)	(242)	(218)	(448)	(440)
Integration and restructuring expenses	(93)	(154)	(183)	(289)
Deal costs	(7)	—	(16)	—
Unrealized gains/(losses) on commodity hedges	(3)	13	(5)	(29)
Impairment losses	(265)	(48)	(265)	(48)
Gains/(losses) on sale of business	(15)	—	(15)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(20)	(14)	(27)	(26)
Operating income	1,329	1,644	2,810	3,077
Interest expense	318	307	635	620
Other expense/(income), net	(35)	(253)	(125)	(383)
Income/(loss) before income taxes	$1,046	$1,590	$2,300	$2,840

In the first quarter of 2018, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Net sales by product category were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Condiments and sauces	$1,923	$1,741	$3,548	$3,277
Cheese and dairy	1,249	1,311	2,500	2,603
Ambient meals	576	571	1,210	1,178
Frozen and chilled meals	619	634	1,223	1,282
Meats and seafood	655	692	1,263	1,349
Refreshment beverages	434	437	809	806
Coffee	341	338	698	687
Infant and nutrition	225	211	424	399
Desserts, toppings and baking	228	233	421	427
Nuts and salted snacks	221	252	411	483
Other	215	217	483	470
Total net sales	$6,686	$6,637	$12,990	$12,961
Note 17. Supplemental Financial Information
We fully and unconditionally guarantee the notes issued by our 100% owned operating subsidiary, Kraft Heinz Foods Company, including the New Notes. See Note 16, Debt, to our consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K for additional descriptions of these guarantees, and see Note 14, Commitments, Contingencies and Debt, of this Form 10-Q for a description of the New Notes. None of our other subsidiaries guarantee these notes.
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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,298	$2,531	$(143)	$6,686
Cost of products sold	—	2,742	1,722	(143)	4,321
Gross profit	—	1,556	809	—	2,365
Selling, general and administrative expenses	—	201	835	—	1,036
Intercompany service fees and other recharges	—	1,123	(1,123)	—	—
Operating income	—	232	1,097	—	1,329
Interest expense	—	302	16	—	318
Other expense/(income), net	—	(16)	(19)	—	(35)
Income/(loss) before income taxes	—	(54)	1,100	—	1,046
Provision for/(benefit from) income taxes	—	43	248	—	291
Equity in earnings of subsidiaries	756	853	—	(1,609)	—
Net income/(loss)	756	756	852	(1,609)	755
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$756	$756	$853	$(1,609)	$756

Comprehensive income/(loss) excluding noncontrolling interest	$174	$174	$—	$(174)	$174

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended July 1, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,382	$2,393	$(138)	$6,637
Cost of products sold	—	2,702	1,640	(138)	4,204
Gross profit	—	1,680	753	—	2,433
Selling, general and administrative expenses	—	195	594	—	789
Intercompany service fees and other recharges	—	1,321	(1,321)	—	—
Operating income	—	164	1,480	—	1,644
Interest expense	—	296	11	—	307
Other expense/(income), net	—	(299)	46	—	(253)
Income/(loss) before income taxes	—	167	1,423	—	1,590
Provision for/(benefit from) income taxes	—	(69)	499	—	430
Equity in earnings of subsidiaries	1,159	923	—	(2,082)	—
Net income/(loss)	1,159	1,159	924	(2,082)	1,160
Net income/(loss) attributable to noncontrolling interest	—	—	1	—	1
Net income/(loss) excluding noncontrolling interest	$1,159	$1,159	$923	$(2,082)	$1,159

Comprehensive income/(loss) excluding noncontrolling interest	$1,300	$1,300	$1,344	$(2,644)	$1,300

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$8,467	$4,793	$(270)	$12,990
Cost of products sold	—	5,330	3,320	(270)	8,380
Gross profit	—	3,137	1,473	—	4,610
Selling, general and administrative expenses	—	384	1,416	—	1,800
Intercompany service fees and other recharges	—	2,278	(2,278)	—	—
Operating income	—	475	2,335	—	2,810
Interest expense	—	600	35	—	635
Other expense/(income), net	—	(175)	50	—	(125)
Income/(loss) before income taxes	—	50	2,250	—	2,300
Provision for/(benefit from) income taxes	—	16	536	—	552
Equity in earnings of subsidiaries	1,749	1,715	—	(3,464)	—
Net income/(loss)	1,749	1,749	1,714	(3,464)	1,748
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$1,749	$1,749	$1,715	$(3,464)	$1,749

Comprehensive income/(loss) excluding noncontrolling interest	$1,246	$1,246	$1,165	$(2,411)	$1,246

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Six Months Ended July 1, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$8,711	$4,550	$(300)	$12,961
Cost of products sold	—	5,464	3,165	(300)	8,329
Gross profit	—	3,247	1,385	—	4,632
Selling, general and administrative expenses	—	391	1,164	—	1,555
Intercompany service fees and other recharges	—	2,429	(2,429)	—	—
Operating income	—	427	2,650	—	3,077
Interest expense	—	599	21	—	620
Other expense/(income), net	—	(373)	(10)	—	(383)
Income/(loss) before income taxes	—	201	2,639	—	2,840
Provision for/(benefit from) income taxes	—	(81)	870	—	789
Equity in earnings of subsidiaries	2,052	1,770	—	(3,822)	—
Net income/(loss)	2,052	2,052	1,769	(3,822)	2,051
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$2,052	$2,052	$1,770	$(3,822)	$2,052

Comprehensive income/(loss) excluding noncontrolling interest	$2,372	$2,372	$3,186	$(5,558)	$2,372

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of June 30, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,189	$1,180	$—	$3,369
Trade receivables	—	933	1,017	—	1,950
Receivables due from affiliates	—	387	228	(615)	—
Dividends due from affiliates	—	—	—	—	—
Sold receivables	—	—	37	—	37
Income taxes receivable	—	1,812	—	(1,635)	177
Inventories	—	2,109	1,052	—	3,161
Short-term lending due from affiliates	—	1,696	3,673	(5,369)	—
Other current assets	—	392	420	(5)	807
Total current assets	—	9,518	7,607	(7,624)	9,501
Property, plant and equipment, net	—	4,616	2,642	—	7,258
Goodwill	—	11,067	33,203	—	44,270
Investments in subsidiaries	65,676	81,285	—	(146,961)	—
Intangible assets, net	—	3,151	55,950	—	59,101
Long-term lending due from affiliates	—	—	2,030	(2,030)	—
Other assets	—	642	1,124	—	1,766
TOTAL ASSETS	$65,676	$110,279	$102,556	$(156,615)	$121,896
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$—	$34	$—	$34
Current portion of long-term debt	—	2,584	170	—	2,754
Short-term lending due to affiliates	—	3,673	1,696	(5,369)	—
Trade payables	—	2,686	1,640	—	4,326
Payables due to affiliates	—	228	387	(615)	—
Accrued marketing	—	112	362	—	474
Income taxes payable	—	6	1,717	(1,635)	88
Interest payable	—	394	10	—	404
Dividends due to affiliates	—	—	—	—	—
Other current liabilities	—	408	608	(5)	1,011
Total current liabilities	—	10,091	6,624	(7,624)	9,091
Long-term debt	—	30,418	962	—	31,380
Long-term borrowings due to affiliates	—	2,030	391	(2,421)	—
Deferred income taxes	—	1,319	12,911	—	14,230
Accrued postemployment costs	—	166	228	—	394
Other liabilities	—	579	350	—	929
TOTAL LIABILITIES	—	44,603	21,466	(10,045)	56,024
Redeemable noncontrolling interest	—	—	7	—	7
Total shareholders’ equity	65,676	65,676	80,895	(146,570)	65,677
Noncontrolling interest	—	—	188	—	188
TOTAL EQUITY	65,676	65,676	81,083	(146,570)	65,865
TOTAL LIABILITIES AND EQUITY	$65,676	$110,279	$102,556	$(156,615)	$121,896

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

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$1,659	$524	$(295)	$(1,659)	$229
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,221	—	1,221
Capital expenditures	—	(196)	(242)	—	(438)
Payments to acquire business, net of cash acquired	—	(236)	21	—	(215)
Net proceeds from/(payments on) intercompany lending activities	—	785	186	(971)	—
Additional investments in subsidiaries		(5)	—	5	—
Return of capital	6	—	—	(6)	—
Other investing activities, net	—	(6)	17	—	11
Net cash provided by/(used for) investing activities	6	342	1,203	(972)	579
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(20)	(5)	—	(25)
Proceeds from issuance of long-term debt	—	2,990	—	—	2,990
Proceeds from issuance of commercial paper	—	1,525	—	—	1,525
Repayments of commercial paper	—	(1,950)	—	—	(1,950)
Net proceeds from/(payments on) intercompany borrowing activities	—	(186)	(785)	971	—
Dividends paid-common stock	(1,659)	(1,659)	—	1,659	(1,659)
Other intercompany capital stock transactions	—	(6)	5	1	—
Other financing activities, net	(6)	(15)	18	—	(3)
Net cash provided by/(used for) financing activities	(1,665)	679	(767)	2,631	878
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(80)	—	(80)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	1,545	61	—	1,606
Balance at beginning of period	—	644	1,125	—	1,769
Balance at end of period	$—	$2,189	$1,186	$—	$3,375

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

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,189	$1,180	$—	$3,369
Restricted cash included in other assets (current)	—	—	6	—	6
Cash, cash equivalents, and restricted cash	$—	$2,189	$1,186	$—	$3,375

	December 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$509	$1,120	$—	$1,629
Restricted cash included in other assets (current)	—	135	5	—	140
Cash, cash equivalents, and restricted cash	$—	$644	$1,125	$—	$1,769

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
Therefore, effective in the first quarter of 2018, we manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and EMEA. Our remaining businesses are combined and disclosed as “Rest of World”. Rest of World comprises two operating segments: Latin America and APAC.
See Note 16, Segment Reporting, to the condensed consolidated financial statements for our financial information by segment.
Items Affecting Comparability of Financial Results
Integration and Restructuring Expenses:
At the end of 2017, we had substantially completed our Integration Program, which was designed to reduce costs, integrate, and optimize our combined organization. As of June 30, 2018, we had incurred cumulative pre-tax costs of $2,135 million related to the Integration Program. These costs primarily included severance and employee benefit costs (including cash and non-cash severance), costs to exit facilities (including non-cash costs such as accelerated depreciation), and other costs incurred as a direct result of integration activities. Approximately 60% of total Integration Program costs were cash expenditures. We expect to incur additional Integration Program costs of approximately $10 million, primarily in the third quarter of 2018. As of June 30, 2018, we had incurred approximately $1.3 billion in capital expenditures since the inception of the Integration Program. We expect to incur additional capital expenditures of approximately $30 million related to the Integration Program in 2018.
Related to our restructuring activities, including the Integration Program, we recognized expenses of $157 million for the three months and $247 million for the six months ended June 30, 2018 and gains of $6 million for the three months and expenses of $142 million for the six months ended July 1, 2017. Integration Program amounts included in these totals were expenses of $22 million for the three months and $80 million for the six months ended June 30, 2018 and gains of $49 million for the three months and expenses of $78 million for the six months ended July 1, 2017.
See Note 3, Integration and Restructuring Expenses, to the condensed consolidated financial statements for additional information.
U.S. Tax Reform:
U.S. Tax Reform legislation enacted by the federal government on December 22, 2017 significantly changed U.S. tax laws by, among other things, lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 30, 2017. Other changes from U.S. Tax Reform include changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”).
Due in part to U.S. Tax Reform, our effective tax rate was 27.9% for the three months and 24.0% for the six months ended June 30, 2018 compared to 27.1% for the three months and 27.8% for the six months ended July 1, 2017.
See Note 7, Income Taxes, to the condensed consolidated financial statements for additional information on U.S. Tax Reform and other drivers of our effective tax rate.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,686	$6,637	0.7%	$12,990	$12,961	0.2%
Operating income	1,329	1,644	(19.1)%	2,810	3,077	(8.7)%
Net income/(loss) attributable to common shareholders	756	1,159	(34.8)%	1,749	2,052	(14.8)%
Diluted earnings/(loss) per share	0.62	0.94	(34.0)%	1.43	1.67	(14.4)%
Net Sales:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
	(in millions)			(in millions)
Net sales	$6,686	$6,637	0.7%	12,990	12,961	0.2%
Organic Net Sales(a)	6,560	6,589	(0.4)%	$12,743	$12,857	(0.9)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 30, 2018 compared to the Three Months Ended July 1, 2017:
Net sales increased 0.7% to $6.7 billion for the three months ended June 30, 2018 compared to the prior period including the favorable impacts of acquisitions and divestitures (0.8 pp) and foreign currency (0.3 pp). Organic Net Sales decreased 0.4% due to unfavorable volume/mix (1.7 pp) partially offset by higher pricing (1.3 pp). Volume/mix was unfavorable in the U.S. and Canada, partially offset by growth in EMEA and Rest of World. Higher pricing in Rest of World, U.S., and Canada was partially offset by lower pricing in EMEA.
Six Months Ended June 30, 2018 compared to the Six Months Ended July 1, 2017:
Net sales increased 0.2% to $13.0 billion for the six months ended June 30, 2018 compared to the prior period, including the favorable impacts of foreign currency (0.7 pp) and acquisitions and divestitures (0.4 pp). Organic Net Sales decreased 0.9% due to unfavorable volume/mix (2.0 pp) partially offset by higher pricing (1.1 pp). Volume/mix was unfavorable in the U.S. and Canada, partially offset by growth in EMEA and Rest of World. Higher pricing in Rest of World, U.S., and Canada was partially offset by lower pricing in EMEA.
Net Income:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
	(in millions)			(in millions)
Operating income	$1,329	$1,644	(19.1)%	$2,810	$3,077	(8.7)%
Net income/(loss) attributable to common shareholders	756	1,159	(34.8)%	1,749	2,052	(14.8)%
Adjusted EBITDA(a)	1,974	2,065	(4.4)%	3,769	3,909	(3.6)%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 30, 2018 compared to the Three Months Ended July 1, 2017:
Operating income decreased 19.1% to $1.3 billion for the three months ended June 30, 2018 compared to $1.6 billion in the prior period. This decrease was due to higher impairment charges in the current period, higher input costs, and strategic investments, partially offset by lower Integration Program and other restructuring expenses, savings from the Integration Program and other restructuring activities, and the favorable impact of foreign currency (1.5 pp).

Net income/(loss) attributable to common shareholders decreased 34.8% to $756 million for the three months ended June 30, 2018 compared to $1.2 billion in the prior period. The decrease was due to lower operating income, the unfavorable changes in other expense/(income), net, higher interest expense, and a higher effective tax rate in the current period, detailed as follows:

•
Other expense/(income), net was $35 million of income for the three months ended June 30, 2018 compared to $253 million of income in the prior period. This decrease was primarily due to a $168 million non-cash curtailment gain from postretirement plan remeasurements in the prior period compared to a $58 million non-cash settlement charge in the current period related to the wind-up of a non-U.S. pension plan.

•
Interest expense was $318 million for the three months ended June 30, 2018 compared to $307 million in the prior period. This increase was primarily driven by $3.0 billion aggregate principal amount of long-term debt issued in June 2018. See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information.

•
The effective tax rate increased to 27.9% for the three months ended June 30, 2018 compared to 27.1% in the prior period. The increase in our effective tax rate was mostly driven by the unfavorable impact of current year net discrete items, in particular the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform, as well as the non-deductible impairment of goodwill. This negative impact was mostly offset by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate, partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI. Additionally, in the prior year, we had favorability from net discrete items, primarily related to reversals of uncertain tax position reserves in the U.S. and certain state jurisdictions.

Adjusted EBITDA decreased 4.4% to $2.0 billion for the three months ended June 30, 2018 compared to the prior period, primarily due to higher input costs, lower volume/mix, and strategic investments, partially offset by higher pricing, savings from the Integration Program and other restructuring activities, and the favorable impact of foreign currency (0.4 pp). Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA decreased primarily due to non-key commodity cost inflation, volume/mix declines, and strategic investments, partially offset by Integration Program savings, which primarily reflected carryover benefits of 2017 savings, and higher pricing.

•	Canada Segment Adjusted EBITDA decreased primarily due to volume/mix declines that were partially offset by the favorable impact of foreign currency (3.4 pp).

•
Rest of World Segment Adjusted EBITDA increased primarily due to Organic Net Sales growth, partially offset by higher input costs in local currency, and the unfavorable impact of foreign currency (7.1 pp, including 7.7 pp from the devaluation of the Venezuelan bolivar).

•
EMEA Segment Adjusted EBITDA increased primarily due to the favorable impact of foreign currency (6.0 pp), productivity savings, and lower marketing expenses in the current period, partially offset by higher overhead costs and lower pricing.

Six Months Ended June 30, 2018 compared to the Six Months Ended July 1, 2017:
Operating income decreased 8.7% to $2.8 billion for the six months ended June 30, 2018 compared to $3.1 billion in the prior period. This decrease was due to higher impairment charges in the current period, higher input costs, and strategic investments, partially offset by savings from the Integration Program and other restructuring activities, lower Integration Program and other restructuring expenses, the benefit from the postemployment benefits accounting change adopted in the first quarter of 2018 (see Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for additional information), and the favorable impact of foreign currency (1.4 pp).
Net income/(loss) attributable to common shareholders decreased 14.8% to $1.7 billion for the six months ended June 30, 2018 compared to $2.1 billion in the prior period. The decrease was due to lower operating income, the unfavorable changes in other expense/(income), net, and higher interest expense, partially offset by a lower effective tax rate in the current period, detailed as follows:

•
Other expense/(income), net was $125 million of income for the six months ended June 30, 2018 compared to $383 million of income in the prior period. This decrease was primarily due to a $168 million non-cash curtailment gain from postretirement plan remeasurements in the prior period compared to a $58 million non-cash settlement charge in the current period related to the wind-up of a non-U.S. pension plan.

•
Interest expense was $635 million for the six months ended June 30, 2018 compared to $620 million in the prior period. This increase was primarily driven by $3.0 billion aggregate principal amount of long-term debt issued in June 2018. See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information.

•
The effective tax rate decreased to 24.0% for the six months ended June 30, 2018 compared to 27.8% in the prior period. The decrease in our effective tax rate was mostly driven by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate. This favorability was partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI and the unfavorable impact of current year net discrete items, in particular the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform, as well as the non-deductible impairment of goodwill.

Adjusted EBITDA decreased 3.6% to $3.8 billion for the six months ended June 30, 2018 compared to the prior period, primarily due to higher input costs, lower volume/mix, and strategic investments, partially offset by higher pricing, savings from the Integration Program and other restructuring activities, and the favorable impact of foreign currency (0.6 pp). Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA decreased primarily due to volume/mix declines, non-key commodity cost inflation, and strategic investments, partially offset by Integration Program savings, which primarily reflected carryover benefits of 2017 savings, and higher pricing.

•	Canada Segment Adjusted EBITDA decreased primarily due to lower volume/mix, and higher input costs in local currency partially offset by the favorable impact of foreign currency (3.9 pp).

•
EMEA Segment Adjusted EBITDA increased primarily due to the favorable impact of foreign currency (9.8 pp), productivity savings, the benefit from the postemployment benefits accounting change adopted in the first quarter of 2018, and volume/mix growth, partially offset by the impact of lower pricing.

•
Rest of World Segment Adjusted EBITDA increased primarily due to Organic Sales growth, partially offset by higher input costs in local currency, and the unfavorable impact of foreign currency (6.5 pp, including 7.9 pp from the devaluation of the Venezuelan bolivar).

Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
	(in millions, except per share data)			(in millions, except per share data)
Diluted EPS	$0.62	$0.94	(34.0)%	$1.43	$1.67	(14.4)%
Adjusted EPS(a)	1.00	0.98	2.0%	1.89	1.82	3.8%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 30, 2018 compared to the Three Months Ended July 1, 2017:
Diluted EPS decreased 34.0% to $0.62 for the three months ended June 30, 2018 compared to $0.94 in the prior period, primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Diluted EPS	$0.62	$0.94	$(0.32)	(34.0)%
Integration and restructuring expenses	0.11	—	0.11
Deal costs	—	—	—
Unrealized losses/(gains) on commodity hedges	—	(0.01)	0.01
Impairment losses	0.20	0.03	0.17
Losses/(gains) on sale of business	0.01	—	0.01
Nonmonetary currency devaluation	0.02	0.02	—
U.S. Tax Reform discrete income tax expense/(benefit)	0.04	—	0.04
Adjusted EPS(a)	$1.00	$0.98	$0.02	2.0%

Key drivers of change in Adjusted EPS(a):
Change in effective tax rate			$0.09
Results of operations			(0.07)
			$0.02

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Adjusted EPS increased 2.0% to $1.00 for the three months ended June 30, 2018 compared to $0.98 in the prior period, primarily driven by lower taxes on adjusted earnings in the current period, partially offset by lower Adjusted EBITDA, despite the favorable impact of foreign currency, and higher depreciation and amortization in the current period.
Six Months Ended June 30, 2018 compared to the Six Months Ended July 1, 2017:
Diluted EPS decreased 14.4% to 1.43 for the six months ended June 30, 2018 compared to $1.67 in the prior period, primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Diluted EPS	$1.43	$1.67	$(0.24)	(14.4)%
Integration and restructuring expenses	0.17	0.08	0.09
Deal costs	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	—	0.01	(0.01)
Impairment losses	0.20	0.03	0.17
Losses/(gains) on sale of business	0.01	—	0.01
Nonmonetary currency devaluation	0.05	0.03	0.02
U.S. Tax Reform discrete income tax expense/(benefit)	0.02	—	0.02
Adjusted EPS(a)	$1.89	$1.82	$0.07	3.8%

Key drivers of change in Adjusted EPS(a):
Change in effective tax rate			$0.17
Results of operations			(0.08)
Change in interest expense			(0.01)
Change in other expense/(income), net			(0.01)
			$0.07

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 3.8% to $1.89 for the six months ended June 30, 2018 compared to $1.82 in the prior period, primarily driven by lower taxes on adjusted earnings in the current period and the benefit from the postemployment benefits accounting change adopted in the first quarter of 2018, partially offset by lower Adjusted EBITDA, despite the favorable impact of foreign currency, higher depreciation and amortization in the current period, higher interest expense, and unfavorable changes in other expense/(income), net.
Results of Operations by Segment
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
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

Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in millions)
Net sales:
United States	$4,513	$4,601	$8,881	$9,119
Canada	564	592	1,048	1,032
EMEA	703	647	1,388	1,244
Rest of World	906	797	1,673	1,566
Total net sales	$6,686	$6,637	$12,990	$12,961
Organic Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in millions)
Organic Net Sales(a):
United States	$4,513	$4,601	$8,881	$9,119
Canada	543	592	1,005	1,032
EMEA	657	632	1,260	1,213
Rest of World	847	764	1,597	1,493
Total Organic Net Sales	$6,560	$6,589	$12,743	$12,857

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Impact of Currency	Impact of Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended June 30, 2018 compared to Three Months Ended July 1, 2017
United States	(1.9)%	0.0 pp	0.0 pp	(1.9)%	0.4 pp	(2.3) pp
Canada	(4.5)%	3.7 pp	0.0 pp	(8.2)%	0.6 pp	(8.8) pp
EMEA	8.7%	5.4 pp	(0.7) pp	4.0%	(1.0) pp	5.0 pp
Rest of World	13.5%	(5.4) pp	8.1 pp	10.8%	9.2 pp	1.6 pp
Kraft Heinz	0.7%	0.3 pp	0.8 pp	(0.4)%	1.3 pp	(1.7) pp

Six Months Ended June 30, 2018 compared to Six Months Ended July 1, 2017
United States	(2.6)%	0.0 pp	0.0 pp	(2.6)%	0.6 pp	(3.2) pp
Canada	1.6%	4.1 pp	0.0 pp	(2.5)%	0.4 pp	(2.9) pp
EMEA	11.6%	8.8 pp	(1.0) pp	3.8%	(0.8) pp	4.6 pp
Rest of World	6.8%	(4.3) pp	4.1 pp	7.0%	6.8 pp	0.2 pp
Kraft Heinz	0.2%	0.7 pp	0.4 pp	(0.9)%	1.1 pp	(2.0) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in millions)
Segment Adjusted EBITDA:
United States	$1,432	$1,557	$2,814	$3,021
Canada	172	189	306	314
EMEA	201	184	383	324
Rest of World	213	171	356	315
General corporate expenses	(44)	(36)	(90)	(65)
Depreciation and amortization (excluding integration and restructuring expenses)	(242)	(218)	(448)	(440)
Integration and restructuring expenses	(93)	(154)	(183)	(289)
Deal costs	(7)	—	(16)	—
Unrealized gains/(losses) on commodity hedges	(3)	13	(5)	(29)
Impairment losses	(265)	(48)	(265)	(48)
Gains/(losses) on sale of business	(15)	—	(15)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(20)	(14)	(27)	(26)
Operating income	1,329	1,644	2,810	3,077
Interest expense	318	307	635	620
Other expense/(income), net	(35)	(253)	(125)	(383)
Income/(loss) before income taxes	$1,046	$1,590	$2,300	$2,840
United States:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
	(in millions)			(in millions)
Net sales	$4,513	$4,601	(1.9)%	$8,881	$9,119	(2.6)%
Organic Net Sales(a)	4,513	4,601	(1.9)%	8,881	9,119	(2.6)%
Segment Adjusted EBITDA	1,432	1,557	(8.0)%	2,814	3,021	(6.9)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 30, 2018 compared to the Three Months Ended July 1, 2017:
Net sales and Organic Net Sales decreased 1.9% to $4.5 billion due to unfavorable volume/mix (2.3 pp), partially offset by higher pricing (0.4 pp). Unfavorable volume/mix was primarily driven by lower shipments in cheese, frozen, and nuts, which were partially offset by growth in ready-to-drink beverages. Pricing was higher, driven by price increases across several categories, primarily condiments and sauces and boxed dinners, which was partially offset by promotional timing.
Segment Adjusted EBITDA decreased 8.0% primarily due to non-key commodity cost inflation, volume/mix declines, and strategic investments, partially offset by Integration Program savings, which primarily reflected carryover benefits of 2017 savings, and higher pricing.
Six Months Ended June 30, 2018 compared to the Six Months Ended July 1, 2017:
Net sales and Organic Net Sales decreased 2.6% to $8.9 billion due to unfavorable volume/mix (3.2 pp), partially offset by higher pricing (0.6 pp). Unfavorable volume/mix was primarily driven by lower shipments in cheese, frozen, nuts, and meat. Pricing was higher, driven by price increases across several categories, primarily boxed dinners and condiments and sauces, which was partially offset by promotional timing.
Segment Adjusted EBITDA decreased 6.9% primarily due to volume/mix declines, non-key commodity cost inflation, and strategic investments, partially offset by Integration Program savings, which primarily reflected carryover benefits of 2017 savings, and higher pricing.

Canada:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
	(in millions)			(in millions)
Net sales	$564	$592	(4.5)%	$1,048	$1,032	1.6%
Organic Net Sales(a)	543	592	(8.2)%	1,005	1,032	(2.5)%
Segment Adjusted EBITDA	172	189	(8.9)%	306	314	(2.5)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 30, 2018 compared to the Three Months Ended July 1, 2017:
Net sales decreased 4.5% to $564 million, including the favorable impact of foreign currency (3.7 pp). Organic Net Sales decreased 8.2% due to unfavorable volume/mix (8.8 pp) partially offset by higher pricing (0.6 pp). Unfavorable volume/mix was due to promotional activity that was not repeated, primarily in condiments and sauces, lower retail inventory levels, and select product discontinuations in the prior period. Higher pricing across a number of categories, particularly in condiments and sauces and coffee, was partially offset by lower pricing in cheese.
Segment Adjusted EBITDA decreased 8.9%, including the favorable impact of foreign currency (3.4 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to lower volume/mix.
Six Months Ended June 30, 2018 compared to the Six Months Ended July 1, 2017:
Net sales increased 1.6% to $1.0 billion, primarily due to the favorable impact of foreign currency (4.1 pp). Organic Net Sales decreased 2.5% due to unfavorable volume/mix (2.9 pp), partially offset by higher pricing (0.4 pp). Unfavorable volume/mix was driven by lower shipments of condiments and sauces, partially offset by higher shipments in cheese, primarily due to earlier execution of go-to-market agreements with key retailers. Higher pricing across a number of categories, particularly in coffee and condiments and sauces, was partially offset by lower pricing in cheese.
Segment Adjusted EBITDA decreased 2.5%, including the favorable impact of foreign currency (3.9 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to lower volume/mix and higher input costs in local currency.
EMEA:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
	(in millions)			(in millions)
Net sales	$703	$647	8.7%	$1,388	$1,244	11.6%
Organic Net Sales(a)	657	632	4.0%	1,260	1,213	3.8%
Segment Adjusted EBITDA	201	184	8.9%	383	324	18.2%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 30, 2018 compared to the Three Months Ended July 1, 2017:
Net sales increased 8.7% to $703 million, including the favorable impact of foreign currency (5.4 pp) and the unfavorable impact of acquisitions and divestitures (0.7 pp). Organic Net Sales increased 4.0% driven by favorable volume/mix (5.0 pp), partially offset by lower pricing (1.0 pp). Favorable volume/mix was primarily driven by growth in condiments and sauces, including the addition of Kraft products in certain regions within the EMEA segment, and gains in foodservice across all regions. Pricing was lower to support in-store and new product activity in condiments and sauces and infant nutrition.
Segment Adjusted EBITDA increased 8.9%, including the favorable impact of foreign currency (6.0 pp). Excluding the currency impact, the increase was primarily driven by productivity savings and lower marketing expenses in the current period, partially offset by higher overhead costs and lower pricing.

Six Months Ended June 30, 2018 compared to the Six Months Ended July 1, 2017:
Net sales increased 11.6% to $1.4 billion, including the favorable impact of foreign currency (8.8 pp) and the unfavorable impact of acquisitions and divestitures (1.0 pp). Organic Net Sales increased 3.8% driven by favorable volume/mix (4.6 pp), partially offset by lower pricing (0.8 pp). Favorable volume/mix was primarily driven by growth in condiments and sauces, including the addition of Kraft products in certain regions within the EMEA segment, and gains in foodservice. Lower pricing was due to higher promotional activity versus the prior period, primarily in Italy.
Segment Adjusted EBITDA increased 18.2%, including the favorable impact of foreign currency (9.8 pp). Excluding the currency impact, the increase was primarily driven by productivity savings, the benefit from the postemployment benefits accounting change adopted in the first quarter of 2018, and volume/mix growth, partially offset by the impact of lower pricing.
Rest of World:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
	(in millions)			(in millions)
Net sales	$906	$797	13.5%	$1,673	$1,566	6.8%
Organic Net Sales(a)	847	764	10.8%	1,597	1,493	7.0%
Segment Adjusted EBITDA	213	171	24.6%	356	315	13.1%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 30, 2018 compared to the Three Months Ended July 1, 2017:
Net sales increased 13.5% to $906 million, including the unfavorable impact of foreign currency (5.4 pp, including 4.9 pp from the devaluation of the Venezuelan bolivar) and the favorable impact of acquisitions and divestitures (8.1 pp). Organic Net Sales increased 10.8% driven by higher pricing (9.2 pp) and favorable volume/mix (1.6 pp). Higher pricing was primarily driven by pricing actions taken to offset higher input costs in local currency, primarily in Latin America. Favorable volume/mix was driven by growth across several categories, most pronounced in condiments and sauces, partially offset by lower shipments in Southeast Asia and the unfavorable impact of the truck drivers’ strike in Brazil.
Segment Adjusted EBITDA increased 24.6%, including the unfavorable impact of foreign currency (7.1 pp, including 7.7 pp from the devaluation of the Venezuelan bolivar). Excluding the currency impact, the increase in Segment Adjusted EBITDA was primarily driven by Organic Net Sales growth, partially offset by higher input costs in local currency.
Six Months Ended June 30, 2018 compared to the Six Months Ended July 1, 2017:
Net sales increased 6.8% to $1.7 billion, including the unfavorable impact of foreign currency (4.3 pp, including 5.3 pp from the devaluation of the Venezuelan bolivar) and the favorable impact of acquisitions and divestitures (4.1 pp). Organic Net Sales increased 7.0% driven by higher pricing (6.8 pp) and favorable volume/mix (0.2 pp). Higher pricing was primarily driven by pricing actions taken to offset higher input costs in local currency, primarily in Latin America. Favorable volume/mix was primarily driven by growth in Australia and growth across several categories, which was most pronounced in condiments and sauces, partially offset by lower shipments in Southeast Asia, distributor network re-alignment in several markets as well as lower shipments in Brazil.
Segment Adjusted EBITDA increased 13.1%, including the unfavorable impact of foreign currency (6.5 pp, including 7.9 pp from the devaluation of the Venezuelan bolivar). Excluding the currency impact, the increase in Segment Adjusted EBITDA was primarily driven by Organic Net Sales growth, partially offset by higher input costs in local currency.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, commercial paper programs, and Senior Credit Facility (as defined below) will provide sufficient liquidity to meet our working capital needs, restructuring expenditures, planned capital expenditures, contributions to our postemployment benefit plans, future contractual obligations (including repayments of long-term debt), and payment of our anticipated quarterly common stock dividends. We intend to use our cash on hand and our commercial paper programs for daily funding requirements. Overall, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.

Cash Flow Activity for 2018 compared to 2017:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $229 million for the six months ended June 30, 2018 compared to net cash used for operating activities of $178 million for the six months ended July 1, 2017. This change was primarily driven by a federal tax refund received in the first quarter of 2018 and decreased cash payments for employee bonuses in 2018. These increases in cash provided by operating activities were partially offset by unfavorable changes in trade receivables, as fewer were non-cash exchanged for sold receivables in connection with the wind-down of our U.S. securitization program in the second quarter of 2018.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $579 million for the six months ended June 30, 2018 compared to $423 million for the six months ended July 1, 2017. This increase was primarily due to decreased capital expenditures, which was driven by the wind-up of Integration Program footprint costs, and higher cash collections on previously sold receivables in connection with the wind-down of our U.S. securitization program in the second quarter of 2018. These increases in cash provided by investing activities were partially offset by the cash paid to acquire Cerebos on March 9, 2018. We expect 2018 capital expenditures to be approximately $850 million. See Note 3, Integration and Restructuring Expenses, for additional information on the Integration Program. See Note 2, Acquisition and Divestiture, for additional information on the Cerebos acquisition.
Net Cash Provided by/Used for Financing Activities:
Net cash provided by financing activities was $878 million for the six months ended June 30, 2018 compared to net cash used for financing activities of $3.0 billion for the six months ended July 1, 2017. This change was primarily driven by the proceeds from our long-term debt issuances in June 2018 and a decrease in long-term debt repayments in 2018 compared to 2017. These increases in cash provided by financing activities were partially offset by increased net repayments of commercial paper in the current period and increased cash distributions related to our common stock dividends. See Note 14, Commitments, Contingencies and Debt, for additional information on our long-term debt issuances and repayments. See Equity and Dividends for additional information on our dividends.
Cash Held by International Subsidiaries:
Of the $3.4 billion cash and cash equivalents on our condensed consolidated balance sheet at June 30, 2018, $1.2 billion was held by international subsidiaries.
We have undistributed historic earnings in foreign subsidiaries which are currently not considered to be indefinitely reinvested. We have recorded a reasonable estimate of deferred taxes of $96 million as of June 30, 2018 to reflect local country withholding taxes that will be owed when this cash is distributed in the future. Additionally, we consider the unremitted current year earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements.
Total Debt:
We obtained funding through our U.S. and European commercial paper programs in 2018. At June 30, 2018, we had no commercial paper outstanding. At December 30, 2017, we had $448 million of commercial paper outstanding. The maximum amount of commercial paper outstanding during the six months ended June 30, 2018 was $1.1 billion.
We maintain our $4.0 billion senior unsecured revolving credit facility (the “Senior Credit Facility”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facility contains customary representations, covenants, and events of default. No amounts were drawn on our Senior Credit Facility at June 30, 2018 or during the six months ended June 30, 2018. In June 2018, we entered into an agreement to extend the maturity date of the Senior Credit Facility from July 6, 2021 to July 6, 2023 and to establish a $400 million euro equivalent swing line facility, which will be available for short-term loans denominated in euros on a same day basis, effective July 6, 2018.
Our long-term debt, including the current portion, was $34.1 billion at June 30, 2018 and $31.1 billion at December 30, 2017. The increase in our long-term debt was primarily related to the $3.0 billion aggregate principal amount of New Notes issued in June 2018. We intend to use the proceeds from the New Notes to, among other things, repay certain notes maturing in July and August 2018. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants at June 30, 2018.
See Note 14, Commitments, Contingencies and Debt, for additional information on our borrowing arrangements and long-term debt.

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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the six months ended June 30, 2018, we experienced decreases in dairy, coffee, and meat costs, while costs for nuts increased. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 30, 2017 for additional information on how we manage commodity costs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In June 2018, we issued approximately $3.0 billion aggregate principal amount of long-term debt. We used approximately $500 million of the proceeds from the New Notes in connection with the wind-down of our U.S. securitization program in the second quarter of 2018. We also used proceeds from the New Notes to refinance a portion of our commercial paper borrowings in the second quarter of 2018. We intend to use the balance of the proceeds from the New Notes to repay certain notes maturing in July and August 2018 and for other general corporate purposes. See Note 14, Commitments, Contingencies and Debt, for additional information.
There were no other material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.
Equity and Dividends
Common Stock Dividends:
We paid common stock dividends of $1.7 billion for the six months ended June 30, 2018 and $1.4 billion for the six months ended July 1, 2017. Additionally, on August 3, 2018, our Board of Directors declared a cash dividend of $0.625 per share of common stock, which is payable on September 14, 2018 to shareholders of record on August 17, 2018.
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
Our significant accounting policies are described in Note 1, Background and Basis of Presentation, to our consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K. See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for updates to our significant accounting policies during the six months ended June 30, 2018.
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
Organic Net Sales is defined as net sales excluding, when they occur, the impact of currency, acquisitions and divestitures, and a 53rd week of shipments. We calculate the impact of currency on net sales by holding exchange rates constant at the previous year’s exchange rate, with the exception of Venezuela, for which we calculate the previous year’s results using the current year’s exchange rate. Organic Net Sales is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), net, provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, nonmonetary currency devaluation (e.g., remeasurement gains and losses), and U.S. Tax Reform discrete income tax expense/(benefit), and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. We believe Adjusted EPS provides important comparability of underlying operating results, allowing investors and management to assess operating performance on a consistent basis.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Impact of Currency	Impact of Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended June 30, 2018
United States	$4,513	$—	$—	$4,513
Canada	564	21	—	543
EMEA	703	35	11	657
Rest of World	906	(4)	63	847
Kraft Heinz	$6,686	$52	$74	$6,560

Three Months Ended July 1, 2017
United States	$4,601	$—	$—	$4,601
Canada	592	—	—	592
EMEA	647	—	15	632
Rest of World	797	33	—	764
Kraft Heinz	$6,637	$33	$15	$6,589

Year-over-year growth rates
United States	(1.9)%	0.0 pp	0.0 pp	(1.9)%	0.4 pp	(2.3) pp
Canada	(4.5)%	3.7 pp	0.0 pp	(8.2)%	0.6 pp	(8.8) pp
EMEA	8.7%	5.4 pp	(0.7) pp	4.0%	(1.0) pp	5.0 pp
Rest of World	13.5%	(5.4) pp	8.1 pp	10.8%	9.2 pp	1.6 pp
Kraft Heinz	0.7%	0.3 pp	0.8 pp	(0.4)%	1.3 pp	(1.7) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Impact of Currency	Impact of Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Six Months Ended June 30, 2018
United States	$8,881	$—	$—	$8,881
Canada	1,048	43	—	1,005
EMEA	1,388	109	19	1,260
Rest of World	1,673	13	63	1,597
Kraft Heinz	$12,990	$165	$82	$12,743

Six Months Ended July 1, 2017
United States	$9,119	$—	$—	$9,119
Canada	1,032	—	—	1,032
EMEA	1,244	—	31	1,213
Rest of World	1,566	73	—	1,493
Kraft Heinz	$12,961	$73	$31	$12,857

Year-over-year growth rates
United States	(2.6)%	0.0 pp	0.0 pp	(2.6)%	0.6 pp	(3.2) pp
Canada	1.6%	4.1 pp	0.0 pp	(2.5)%	0.4 pp	(2.9) pp
EMEA	11.6%	8.8 pp	(1.0) pp	3.8%	(0.8) pp	4.6 pp
Rest of World	6.8%	(4.3) pp	4.1 pp	7.0%	6.8 pp	0.2 pp
Kraft Heinz	0.2%	0.7 pp	0.4 pp	(0.9)%	1.1 pp	(2.0) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income/(loss)	$755	$1,160	$1,748	$2,051
Interest expense	318	307	635	620
Other expense/(income), net	(35)	(253)	(125)	(383)
Provision for/(benefit from) income taxes	291	430	552	789
Operating income	1,329	1,644	2,810	3,077
Depreciation and amortization (excluding integration and restructuring expenses)	242	218	448	440
Integration and restructuring expenses	93	154	183	289
Deal costs	7	—	16	—
Unrealized losses/(gains) on commodity hedges	3	(13)	5	29
Impairment losses	265	48	265	48
Losses/(gains) on sale of business	15	—	15	—
Equity award compensation expense (excluding integration and restructuring expenses)	20	14	27	26
Adjusted EBITDA	$1,974	$2,065	$3,769	$3,909

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Diluted EPS	$0.62	$0.94	$1.43	$1.67
Integration and restructuring expenses(a)(c)	0.11	—	0.17	0.08
Deal costs(a)(b)	—	—	0.01	—
Unrealized losses/(gains) on commodity hedges(a)(b)	—	(0.01)	—	0.01
Impairment losses(a)(b)	0.20	0.03	0.20	0.03
Losses/(gains) on sale of business(a)(b)	0.01	—	0.01	—
Nonmonetary currency devaluation(a)(d)	0.02	0.02	0.05	0.03
U.S. Tax Reform discrete income tax expense/(benefit)(e)	0.04	—	0.02	—
Adjusted EPS	$1.00	$0.98	$1.89	$1.82

(a)	Income tax expense associated with these items is based on applicable jurisdictional tax rates and deductibility assessments of individual items.

(b)	Refer to the reconciliation of net income/(loss) to Adjusted EBITDA for the related gross expenses.

(c)	Integration and restructuring included the following gross expenses/(income):

•
Expenses recorded in cost of products sold were $79 million for the three months and $157 million for the six months ended June 30, 2018 and $83 million for the three months and $179 million for the six months ended July 1, 2017.

•
Expenses recorded in SG&A were $14 million for the three months and $26 million for the six months ended June 30, 2018 and $71 million for the three months and $110 million for the six months ended July 1, 2017.

•
Expenses/(income) recorded in other expense/(income), net, were expenses of $64 million for the three and six months ended June 30, 2018 and income of $160 million for the three months and $147 million for the six months ended July 1, 2017.

(d)	Nonmonetary currency devaluation included the following gross expenses:

•
Expenses recorded in other expense/(income), net, were $20 million for the three months and $67 million for the six months ended June 30, 2018 and $25 million for the three months and $33 million for the six months ended July 1, 2017.

(e)
U.S. Tax Reform discrete income tax expense/(benefit) included expenses of $44 million for the three months and $24 million for the six months ended June 30, 2018 (there were no such expenses for the three or six months ended July 1, 2017). Expenses for the three and six months ended June 30, 2018 primarily related to the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform. Expenses for the six months ended were partially offset by U.S. Tax Reform measurement period adjustments in the first quarter of 2018. See Note 7, Income Taxes, to the condensed consolidated financial statements for additional information.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “anticipate,” “reflect,” “invest,” “see,” “make,” “expect,” “give,” “deliver,” “drive,” “believe,” “improve,” “assess,” “reassess,” “remain,” “evaluate,” “grow,” “will,” “plan,” and variations of such words and similar future or conditional expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, segment changes, growth, taxes, cost savings, impacts of accounting guidance, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; changes in the retail landscape or the loss of key retail customers; our ability to maintain, extend and expand our reputation and brand image; the impacts of our international operations; our ability to leverage our brand value to compete against retailer brands and other economy brands; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy and other input costs; changes in our management team or other key personnel; our ability to realize the anticipated benefits from our cost savings initiatives; changes in relationships with significant customers and suppliers; the execution of our international expansion strategy; tax law changes or interpretations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; our ability to complete or realize the benefits from potential and completed acquisitions, alliances, divestitures or joint ventures; economic and political conditions in the United States and in various other nations in which we operate; volatility of capital markets and other macroeconomic factors; increased pension, labor, and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; our ability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers, or regulators operate; our indebtedness and ability to pay such indebtedness; our ownership structure; the impact of future sales of our common stock in the public markets; our ability to continue to pay a regular dividend; restatements of our consolidated financial statements; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the six months ended June 30, 2018. For additional information, refer to our Annual Report on Form 10-K for the year ended December 30, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the three months ended June 30, 2018. We determined that there were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended June 30, 2018 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2018 - 5/5/2018	157,728	$58.58	—	$—
5/6/2018 - 6/2/2018	32,388	57.95	—	—
6/3/2018 - 6/30/2018	35,986	60.72	—	—
For the Three Months Ended June 30, 2018	226,102		—

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
4.1
Seventh Supplemental Indenture, dated as of June 15, 2018, governing the 3.375% Senior Notes due 2021, the 4.000% Senior Notes due 2023 and the 4.625% Senior Notes due 2029, by and among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on June 15, 2018).

4.2	Form of Note (included as Exhibit A to Exhibit 4.1).
10.1
Second Amendment to Credit Agreement, entered into as of June 15, 2018, to the Credit Agreement dated as of July 6, 2015, by and among The Kraft Heinz Company, Kraft Heinz Foods Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on June 15, 2018).

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	August 3, 2018
		By:	/s/ David H. Knopf
David H. Knopf
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	August 3, 2018
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)