Form 10-Q
period 2018-09-29
Kraft Heinz Co
filed 2018-11-02
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 27, 2018, there were 1,219,434,812 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$6,378	$6,280	$19,368	$19,241
Cost of products sold	4,271	4,077	12,651	12,406
Gross profit	2,107	2,203	6,717	6,835
Selling, general and administrative expenses	1,037	665	2,837	2,220
Operating income	1,070	1,538	3,880	4,615
Interest expense	327	306	962	926
Other expense/(income), net	(71)	(127)	(196)	(510)
Income/(loss) before income taxes	814	1,359	3,114	4,199
Provision for/(benefit from) income taxes	186	416	738	1,205
Net income/(loss)	628	943	2,376	2,994
Net income/(loss) attributable to noncontrolling interest	(2)	(1)	(3)	(2)
Net income/(loss) attributable to common shareholders	$630	$944	$2,379	$2,996
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.52	$0.78	$1.95	$2.46
Diluted earnings/(loss)	0.51	0.77	1.94	2.44
Dividends declared	0.625	0.625	1.875	1.825

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income/(loss)	$628	$943	$2,376	$2,994
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(146)	421	(817)	1,179
Net deferred gains/(losses) on net investment hedges	13	(124)	158	(327)
Amounts excluded from the effectiveness assessment of net investment hedges	3	—	3	—
Net deferred losses/(gains) on net investment hedges reclassified to net income	(2)	—	(2)	—
Net deferred gains/(losses) on cash flow hedges	(16)	(70)	40	(136)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	12	51	(10)	97
Net actuarial gains/(losses) arising during the period	17	(4)	70	(13)
Prior service credits/(costs) arising during the period	—	—	—	1
Net postemployment benefit losses/(gains) reclassified to net income	(58)	(51)	(133)	(260)
Total other comprehensive income/(loss)	(177)	223	(691)	541
Total comprehensive income/(loss)	451	1,166	1,685	3,535
Comprehensive income/(loss) attributable to noncontrolling interest	(4)	(1)	(16)	(4)
Comprehensive income/(loss) attributable to common shareholders	$455	$1,167	$1,701	$3,539

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Cash and cash equivalents	$1,366	$1,629
Trade receivables (net of allowances of $24 at September 29, 2018 and $23 at December 30, 2017)	2,032	921
Sold receivables	—	353
Income taxes receivable	195	582
Inventories	3,287	2,815
Other current assets	710	966
Total current assets	7,590	7,266
Property, plant and equipment, net	7,216	7,120
Goodwill	44,308	44,824
Intangible assets, net	58,727	59,449
Other assets	1,889	1,573
TOTAL ASSETS	$119,730	$120,232
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$973	$460
Current portion of long-term debt	405	2,743
Trade payables	4,312	4,449
Accrued marketing	494	680
Income taxes payable	104	152
Interest payable	315	419
Other current liabilities	978	1,229
Total current liabilities	7,581	10,132
Long-term debt	30,998	28,333
Deferred income taxes	14,215	14,076
Accrued postemployment costs	394	427
Other liabilities	964	1,017
TOTAL LIABILITIES	54,152	53,985
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	6	6
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,222 shares issued and 1,219 shares outstanding at September 29, 2018; 1,221 shares issued and 1,219 shares outstanding at December 30, 2017)	12	12
Additional paid-in capital	58,793	58,711
Retained earnings	8,576	8,589
Accumulated other comprehensive income/(losses)	(1,732)	(1,054)
Treasury stock, at cost (3 shares at September 29, 2018 and 2 shares at December 30, 2017)	(264)	(224)
Total shareholders' equity	65,385	66,034
Noncontrolling interest	187	207
TOTAL EQUITY	65,572	66,241
TOTAL LIABILITIES AND EQUITY	$119,730	$120,232

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 30, 2017	12	58,711	8,589	(1,054)	(224)	207	66,241
Net income/(loss) excluding redeemable noncontrolling interest	—	—	2,379	—	—	6	2,385
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(678)	—	(13)	(691)
Dividends declared-common stock	—	—	(2,286)	—	—	—	(2,286)
Cumulative effect of accounting standards adopted in the period	—	—	(97)	—	—	—	(97)
Exercise of stock options, issuance of other stock awards, and other	—	82	(9)	—	(40)	(13)	20
Balance at September 29, 2018	$12	$58,793	$8,576	$(1,732)	$(264)	$187	$65,572

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 29, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,376	$2,994
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	736	790
Amortization of postretirement benefit plans prior service costs/(credits)	(261)	(247)
Equity award compensation expense	44	36
Deferred income tax provision/(benefit)	96	492
Pension contributions	(45)	(174)
Impairment losses	499	49
Nonmonetary currency devaluation	131	36
Other items, net	17	(161)
Changes in current assets and liabilities:
Trade receivables	(2,154)	(2,061)
Inventories	(663)	(580)
Accounts payable	145	123
Other current assets	(105)	(137)
Other current liabilities	83	(1,144)
Net cash provided by/(used for) operating activities	899	16
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	1,296	1,633
Capital expenditures	(594)	(956)
Payments to acquire business, net of cash acquired	(248)	—
Other investing activities, net	31	47
Net cash provided by/(used for) investing activities	485	724
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,727)	(2,636)
Proceeds from issuance of long-term debt	2,990	1,496
Proceeds from issuance of commercial paper	2,485	5,495
Repayments of commercial paper	(1,950)	(5,709)
Dividends paid-common stock	(2,421)	(2,161)
Other financing activities, net	(35)	26
Net cash provided by/(used for) financing activities	(1,658)	(3,489)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(128)	43
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(402)	(2,706)
Balance at beginning of period	1,769	4,255
Balance at end of period	$1,367	$1,549

NON-CASH INVESTING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$938	$1,936

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
New Accounting Pronouncements
Accounting Standards Adopted in the Current Year:
In March 2017, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2017-07 related to the presentation of net periodic benefit cost (pension and postretirement cost). This ASU became effective beginning in the first quarter of our fiscal year 2018. Under the new guidance, the service cost component of net periodic benefit cost must be presented in the same statement of income line item as other employee compensation costs arising from services rendered by employees during the period. Other components of net periodic benefit cost must be disaggregated from the service cost component in the statements of income and must be presented outside the operating income subtotal. Additionally, only the service cost component is eligible for capitalization in assets. The new guidance must be applied retrospectively for the statement of income presentation of service cost components and other net periodic benefit cost components and prospectively for the capitalization of service cost components. There is a practical expedient that allows us to use historical amounts disclosed in our Postemployment Benefits footnote as an estimation basis for retrospectively applying the statement of income presentation requirements. In the first quarter of 2018, we adopted this ASU using the practical expedient described above. The impact of retrospectively adopting this ASU on our historical statement of income is included in the table below. There was no associated impact to our condensed consolidated balance sheet at December 30, 2017 or our condensed consolidated statement of cash flows for the nine months ended September 30, 2017.
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
While the impact of the adoption of ASU 2014-09 was immaterial, at the same time we retrospectively corrected immaterial misclassifications in our statements of income principally related to customer incentive program expenses. The impact on our statement of income for the three months ended September 30, 2017 was a decrease to net sales of $34 million, a decrease to cost of products sold of $32 million, and a decrease to selling, general and administrative expenses (“SG&A”) of $2 million. The impact on our statement of income for the nine months ended September 30, 2017 was a decrease to net sales of $114 million, a decrease to cost of products sold of $108 million, and a decrease to SG&A of $6 million. These impacts are included in the table below. There was no associated impact to our condensed consolidated balance sheet at December 30, 2017 or our condensed consolidated statement of cash flows for the nine months ended September 30, 2017.

The impacts of these ASUs and reclassifications on our historical statements of income were as follows (in millions):

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Net sales	$6,314	$(34)	$6,280	$19,355	$(114)	$19,241
Cost of products sold	4,000	77	4,077	12,059	347	12,406
Gross profit	2,314	(111)	2,203	7,296	(461)	6,835
Selling, general and administrative expenses	653	12	665	2,163	57	2,220
Operating income	1,661	(123)	1,538	5,133	(518)	4,615
Other expense/(income), net	(4)	(123)	(127)	8	(518)	(510)
Income/(loss) before income taxes	1,359	—	1,359	4,199	—	4,199
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
In January 2017, the FASB issued ASU 2017-01 clarifying the definition of a business used in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU provides a screen for companies to determine if an integrated set of assets and activities (“set”) is not a business. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If this screen is not met, the entity then determines if the set meets the minimum requirement of a business. For a set to be a business, it must include an input and a substantive process which together significantly contribute to the ability to create outputs. This ASU became effective beginning in the first quarter of our fiscal year 2018. We adopted this ASU on a prospective basis. The adoption of this ASU did not impact our financial statements or related disclosures.
In January 2017, the FASB issued ASU 2017-04 related to goodwill impairment testing. This ASU eliminates Step 2 from the goodwill impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. Previously, if the fair value of a reporting unit was lower than its carrying amount (Step 1), an entity was required to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). Additionally, under the new standard, companies that have reporting units with zero or negative carrying amounts will no longer be required to perform the qualitative assessment to determine whether to perform Step 2 of the goodwill impairment test. As a result, reporting units with zero or negative carrying amounts will generally be expected to pass the simplified impairment test; however, additional disclosure will be required of those companies. We early adopted this guidance on a prospective basis as of April 1, 2018 (our annual impairment testing date in the second quarter of 2018). As a result of adopting this ASU, we did not perform Step 2 while completing our impairment testing.
In August 2017, the FASB issued ASU 2017-12 related to accounting for hedging activities. This guidance impacted the accounting for financial (e.g., foreign exchange and interest rate) and non-financial (e.g., commodity) hedging activities. We early adopted this guidance on a modified retrospective basis in the third quarter of 2018. Upon adoption, we recognized an insignificant cumulative-effect adjustment to retained earnings. The most significant impacts of adoption are that we now:

•
Recognize changes in the fair value of excluded components in net income in the current period or in other comprehensive income (and then amortize into net income over the life of the hedging relationship);

•
Defer changes in the spot rate of the hedging instrument into other comprehensive income, while the excluded component (i.e., forward points or option premiums or discounts) is amortized into net income over the life of the hedging relationship. When the excluded component is released or the forecasted transaction occurs, it is recognized in the same income statement line item affected by the hedged item; and,

•	Present additional details in our tabular disclosures in the footnotes to the financial statements.
Additionally, ASU 2017-12 eliminated the requirement to separately measure and report hedge ineffectiveness; therefore, we removed disclosures related to hedge ineffectiveness. See our condensed consolidated statements of other comprehensive income, Note 1, Background and Basis of Presentation, Note 10, Financial Instruments, and Note 11, Accumulated Other Comprehensive Income/(Losses), for updated disclosures pursuant to ASU 2017-12.

Accounting Standards Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02 to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The updated guidance requires lessees to reflect most leases on their balance sheets as assets and obligations. The ASU also provides for certain practical expedients, which we are considering for adoption. This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted. The guidance must be adopted using a modified retrospective transition. Among the practical expedients is an optional transition method that allows companies to apply the guidance at the adoption date and recognize a cumulative-effect adjustment to retained earnings on the adoption date. We plan to elect this practical expedient upon adoption. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures. We have completed our scoping reviews, identified our significant leases by geography and by asset type, and made progress in developing accounting policies and policy elections upon adoption of the standard. We have also developed a lease data extraction strategy and commenced data extraction efforts. Furthermore, we have identified an accounting system to support the future state leasing process and have started to develop our future state process design as part of the overall system implementation. Upon adoption, we expect that our financial statement disclosures will be expanded to present additional details of our leasing arrangements. We expect this guidance to have a significant impact on our financial statements; however, at this time, we are unable to reasonably estimate the expected increase in assets and liabilities on our condensed consolidated balance sheets upon adoption. We will adopt this ASU on the first day of our fiscal year 2019.
In February 2018, the FASB issued ASU 2018-02 related to reclassifying tax effects stranded in accumulated other comprehensive income because of the Tax Cuts and Jobs Act enacted on December 22, 2017 (“U.S. Tax Reform”). U.S. Tax Reform reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, requires the remeasurement of deferred tax assets and liabilities as a result of such changes in tax laws or rates to be presented in net income from continuing operations. However, the related tax effects of such deferred tax assets and liabilities may have been originally recorded in other comprehensive income. This ASU allows companies to reclassify such stranded tax effects from accumulated other comprehensive income to retained earnings. This reclassification adjustment is optional, and if elected, may be applied either to the period of adoption or retrospectively to the period(s) impacted by U.S. Tax Reform. Additionally, this ASU requires companies to disclose the policy election for stranded tax effects as well as the general accounting policy for releasing income tax effects from accumulated other comprehensive income. This ASU will be effective beginning in the first quarter of our fiscal year 2019. Early adoption is permitted, including in an interim period. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of adoption and the application method.
In August 2018, the FASB issued ASU 2018-13 related to fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy and the policy for determining that a transfer has occurred. Additionally, this ASU modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of investee assets (by removing the timing requirement in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption of the guidance in whole is permitted. Alternatively, companies may early adopt removed or modified disclosures and delay adoption of the additional disclosures until their effective date. Some of the amendments in this ASU must be applied prospectively upon adoption, while other amendments must be applied retrospectively upon adoption. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of adoption.
In August 2018, the FASB issued ASU 2018-14 related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including weighted-average interest rates used in the company’s cash balance plans and a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period. Additionally, this guidance eliminates certain previous disclosure requirements. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption is permitted. This guidance must be applied on a retrospective basis to all periods presented. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of adoption.

In August 2018, the FASB issued ASU 2018-15 related to accounting for implementation costs incurred in hosted cloud computing service arrangements. Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or capitalized based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for capitalization, they must be amortized over the term of the hosting arrangement and assessed for impairment. Companies must disclose the nature of any hosted cloud computing service arrangements. This ASU also provides guidance for balance sheet and income statement presentation of capitalized implementation costs and statement of cash flows presentation for the related payments. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption is permitted, including in an interim period. This guidance may be adopted either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of adoption and the application method.
Significant Accounting Policies
The following significant accounting policies were updated in 2018 to reflect changes upon adoption of ASU 2014-09, ASU 2017-07, and ASU 2017-12. There were no other changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.
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

Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others are not designated as hedging instruments and are marked to market through net income. The gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income/(losses) and are recognized in net income at the time the hedged item affects net income, in the same line item as the underlying hedged item. The excluded component on cash flow hedges (i.e., forward points or option premiums or discounts) is recognized in net income over the life of the hedging relationship. We also designate certain derivatives and non-derivatives as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. Changes in the value of these derivatives and remeasurements of our non-derivatives designated as net investment hedges are calculated each period using the spot method, with changes reported in foreign currency translation adjustment within accumulated other comprehensive income/(losses). Such amounts will remain in accumulated other comprehensive income/(losses) until the complete or substantially complete liquidation of our investment in the underlying foreign operations. The excluded component on derivatives designated as net investment hedges is recognized in net income within interest expense. The income statement classification of gains and losses related to derivative instruments not designated as hedging instruments is determined based on the underlying intent of the contracts. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. All other cash flows related to derivative instruments are classified in the same line item as the cash flows of the related hedged item, which is generally within operating activities. For additional information on derivative activity within our operating results, see Note 10, Financial Instruments.
To qualify for hedge accounting, a specified level of hedging effectiveness between the hedging instrument and the item being hedged must be achieved at inception and maintained throughout the hedged period. When a hedging instrument no longer meets the specified level of hedging effectiveness, we reclassify the related hedge gains or losses previously deferred into other comprehensive income/(losses) to net income within other expense/(income), net. We formally document our risk management objectives, our strategies for undertaking the various hedge transactions, the nature of and relationships between the hedging instruments and hedged items, and the method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, we specifically identify the significant characteristics and expected terms of the forecasted transactions. If it becomes probable that a forecasted transaction will not occur, the hedge will no longer be effective and all of the derivative gains or losses would be recognized in net income in the current period.
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
Net investment hedges:
We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We manage this risk by utilizing derivative and non-derivative instruments, including cross-currency swap contracts and certain foreign denominated debt designated as net investment hedges. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals on cross-currency swap contracts in net income within interest expense. We amortize the forward points on foreign exchange contracts into net income within interest expense over the life of the hedging relationship.
Foreign currency cash flow hedges:
We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Our principal foreign currency exposures that are hedged include the British pound sterling, euro, and Canadian dollar. These instruments include foreign exchange forward and option contracts. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment. We exclude forward points and option premiums or discounts from the assessment and measurement of hedge effectiveness and amortize such amounts into net income in the same line item as the underlying hedged item over the life of the hedging relationship.

Interest rate cash flow hedges:
From time to time, we have used derivative instruments, including interest rate swaps, as part of our interest rate risk management strategy. We have primarily used interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations.
Commodity derivatives:
We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity purchase contracts primarily for dairy products, meat products, coffee beans, sugar, vegetable oils, wheat products, corn products, and cocoa products. These commodity purchase contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases and normal sales exception. We also use commodity futures, options, and swaps to economically hedge the price of certain commodity costs, including the commodities noted above, as well as packaging products, diesel fuel, and natural gas. We do not designate these commodity contracts as hedging instruments. We also occasionally use futures to economically cross hedge a commodity exposure.
Subsequent Events
On October 24, 2018, we entered into an agreement with Zydus Wellness Limited (“Zydus”) and Cadila Healthcare Limited (“Cadila”) (collectively, the “Buyers”) to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) for approximately $625 million (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we will transfer to the Buyers, among other assets and operations, our global intellectual property rights to several brands, including Complan, Glucon-D, Nycil, and Sampriti. Our core brands (i.e., Heinz and Kraft) will not be transferred. While this transaction is contingent on customary closing conditions, including regulatory approvals, we expect the Heinz India Transaction to be finalized in early 2019.
Note 2. Acquisitions and Divestiture
Cerebos Acquisition
On March 9, 2018 (the “Acquisition Date”), we acquired all of the outstanding equity interests in Cerebos Pacific Limited (“Cerebos”) (the “Cerebos Acquisition”), an Australian and New Zealand food and beverage company with several iconic local brands. The Cerebos business manufactures, markets, and sells food and beverage products, including gravies, sauces, instant coffee, salt, herbs and spices, and tea. Cerebos is included in our condensed consolidated financial statements as of the Acquisition Date. We included the results of Cerebos from March 9 to March 31, 2018 in our condensed consolidated statement of income for the three months ended June 30, 2018. These results were insignificant. The preliminary opening balance sheet of Cerebos was included in our current period condensed consolidated balance sheet. We have not included unaudited pro forma results, prepared in accordance with ASC 805, as if Cerebos had been acquired as of January 1, 2018, as it would not yield significantly different results.
The Cerebos Acquisition was accounted for under the acquisition method of accounting for business combinations. The total consideration paid for Cerebos was approximately $244 million. We utilized estimated fair values at the Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Cerebos Acquisition is preliminary and subject to adjustments.
The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Acquisition Date). The primary areas of accounting for the Cerebos Acquisition that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired, residual goodwill, and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, we will evaluate any necessary information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Acquisition Date, if any, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period net income.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the Cerebos Acquisition was (in millions):

Cash	$23
Other current assets	65
Property, plant and equipment, net	75
Identifiable intangible assets	100
Trade and other payables	(41)
Other non-current liabilities	(3)
Net assets acquired	219
Goodwill on acquisition	25
Total consideration	$244
From the Acquisition Date through the end of our third quarter 2018, we made insignificant measurement period adjustments. We made these measurement period adjustments to reflect facts and circumstances that existed as of the Acquisition Date and did not result from intervening events subsequent to such date.
The Cerebos Acquisition preliminarily resulted in $25 million of non tax deductible goodwill relating principally to planned expansion of Cerebos brands into new categories and markets. Goodwill was allocated to our segments as shown in Note 6, Goodwill and Intangible Assets.
The preliminary purchase price allocation to identifiable intangible assets acquired in the Cerebos Acquisition was:

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
We valued property, plant and equipment using a combination of the income approach, the market approach and the cost approach, which is based on the current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors.
We incurred deal costs of $2 million for the three months and $18 million for the nine months ended September 29, 2018 related to the Cerebos Acquisition.

Other Acquisitions
In the third quarter of 2018, we had two additional acquisitions of businesses. The aggregate consideration paid related to these acquisitions was $27 million. We incurred deal costs related to these acquisitions of $1 million for the three and nine months ended September 29, 2018.
Divestiture
On May 31, 2018, we sold our 50.1% interest in our South African subsidiary to our minority interest partner. The transaction included proceeds of $18 million, which are included in other investing activities, net on the condensed consolidated statement of cash flows for the nine months ended September 29, 2018. We recorded a pre-tax loss on sale of business of approximately $15 million. The pre-tax loss was included in SG&A on the condensed consolidated statements of income for the nine months ended September 29, 2018.
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
Employee severance and other termination benefit packages are primarily determined based on established benefit arrangements, local statutory requirements, or historical benefit practices. We recognize the contractual component of these benefits when payment is probable and estimable; additional elements of severance and termination benefits associated with non-recurring benefits are recognized ratably over each employee’s required future service period. Charges for accelerated depreciation are recognized on long-lived assets that will be taken out of service before the end of their normal service, in which case depreciation estimates are revised to reflect the use of the asset over its shortened useful life. Asset impairments establish a new fair value basis for assets held for disposal or sale, and those assets are written down to expected net realizable value if carrying value exceeds fair value. All other costs are recognized as incurred.
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
Overall, as part of the Integration Program, we closed net six factories, consolidated our distribution network, and eliminated 4,900 positions. The Integration Program liability at September 29, 2018 related primarily to lease terminations in the U.S. and Canada and the elimination of salaried positions in Canada and the U.S.
As of September 29, 2018, we have incurred cumulative costs of $2,145 million, including $10 million for the three months and $90 million for the nine months ended September 29, 2018 and $79 million for the three months and $157 million for the nine months ended September 30, 2017. The $2,145 million of cumulative costs included $542 million of severance and employee benefit costs, $890 million of non-cash asset-related costs, $604 million of other implementation costs, and $109 million of other exit costs. The related amounts incurred during the three months ended September 29, 2018 were $7 million of non-cash asset-related costs and $3 million of other implementation costs. The related amounts incurred during the nine months ended September 29, 2018 were $3 million of severance and employee benefit costs, $32 million of non-cash asset-related costs, $54 million of other implementation costs, and $1 million of other exit costs.
We expect to incur an insignificant amount of additional Integration Program costs in the fourth quarter of 2018.

Our liability balance for Integration Program costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 30, 2017	$24	$22	$46
Charges	3	1	4
Cash payments	(8)	(3)	(11)
Non-cash utilization	(9)	(5)	(14)
Balance at September 29, 2018	$10	$15	$25
(a) Other exit costs primarily consist of lease and contract terminations.
We expect the liability for severance and employee benefit costs as of September 29, 2018 to be paid by the end of 2019. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2019 and 2026.
Restructuring Activities:
In addition to our Integration Program in North America, we have other restructuring programs globally, which are focused primarily on workforce reduction, factory closure and consolidation, and benefit plan restructuring. Related to these programs, we expect to eliminate approximately 1,500 positions, 1,000 of which were eliminated during the nine months ended September 29, 2018. These programs resulted in expenses of $188 million during the nine months ended September 29, 2018, including $31 million of severance and employee benefit costs, $8 million of non-cash asset-related costs, $148 million of other implementation costs, and $1 million of other exit costs. Other restructuring expenses during the three months ended September 29, 2018 were $21 million, including $7 million of severance and employee benefit gains, $7 million of non-cash asset-related costs, and $21 million of other implementation costs. Other restructuring program expenses totaled $16 million for the three months and $80 million for the nine months ended September 30, 2017.
Our liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs), was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 30, 2017	$16	$25	$41
Charges	31	1	32
Cash payments	(23)	(5)	(28)
Non-cash utilization	4	—	4
Balance at September 29, 2018	$28	$21	$49
(a) Other exit costs primarily consist of lease and contract terminations.
We expect a substantial portion of the liability for severance and employee benefit costs as of September 29, 2018 to be paid by the end of 2019. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2019 and 2026.

Total Integration and Restructuring:
Total costs/(credits) related to the Integration Program and restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Severance and employee benefit costs - COGS	$(8)	$(17)	$17	$1
Severance and employee benefit costs - SG&A	2	(4)	12	49
Severance and employee benefit costs - Other expense/(income), net	(1)	(4)	5	(151)
Asset-related costs - COGS	8	34	33	134
Asset-related costs - SG&A	6	8	7	21
Other costs - COGS	18	68	125	129
Other costs - SG&A	6	10	21	54
Other costs - Other expense/(income), net	—	—	58	—
	$31	$95	$278	$237
We do not include Integration Program and restructuring expenses within Segment Adjusted EBITDA (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
United States	$23	$75	$144	$118
Canada	4	(3)	70	21
EMEA	(11)	6	17	46
Rest of World	5	—	14	10
General corporate expenses	10	17	33	42
	$31	$95	$278	$237
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
Note 4. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	September 29, 2018	December 30, 2017
Cash and cash equivalents	$1,366	$1,629
Restricted cash included in other assets (current)	1	140
Cash, cash equivalents, and restricted cash	$1,367	$1,769
Note 5. Inventories
Inventories consisted of the following (in millions):

	September 29, 2018	December 30, 2017
Packaging and ingredients	$635	$560
Work in process	502	439
Finished product	2,150	1,816
Inventories	$3,287	$2,815

Note 6. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	Canada	EMEA	Rest of World	Total
Balance at December 30, 2017	$33,700	$5,246	$3,238	$2,640	$44,824
Impairment losses	—	—	—	(164)	(164)
Acquisitions	—	16	—	25	41
Translation adjustments and other	—	(132)	(125)	(136)	(393)
Balance at September 29, 2018	$33,700	$5,130	$3,113	$2,365	$44,308
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
See Note 2, Acquisitions and Divestiture, for additional information related to our acquisitions.
Our goodwill balance consists of 20 reporting units and had an aggregate carrying value of $44.3 billion as of September 29, 2018. We test goodwill for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2018 annual impairment test as of April 1, 2018. As a result of our 2018 annual impairment test, we recognized a non-cash impairment loss of $164 million in SG&A related to our Australia and New Zealand reporting unit. This impairment loss was primarily due to margin declines in the region. The goodwill carrying value of this reporting unit was $509 million prior to its impairment. Additionally, five of our 20 reporting units each had excess fair value over its carrying value of less than 10%. As of the impairment test date, the goodwill carrying values associated with these reporting units were $4.7 billion for Canada Retail, $424 million for Latin America Exports, $407 million for Northeast Asia, $326 million for Southeast Asia, and $232 million for Other Latin America.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. If our current assumptions and estimates, including future annual net cash flows, income tax rates, and discount rates, are not met, or if valuation factors outside of our control change unfavorably, the estimated fair value of our goodwill could be adversely affected, leading to a potential impairment in the future. Additionally, as a majority of our goodwill was recorded in connection with business combinations that occurred in 2015 and 2013, representing fair values as of the respective transaction dates, those amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate. No events occurred during the period ended September 29, 2018 that indicated it was more likely than not that our goodwill was impaired.
Accumulated impairment losses to goodwill were $164 million at September 29, 2018. There were no accumulated impairment losses to goodwill at December 30, 2017.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 30, 2017	$53,655
Impairment losses	(316)
Transfers to definite-lived intangible assets	(72)
Translation adjustments	(229)
Balance at September 29, 2018	$53,038

Our indefinite-lived intangible assets primarily consist of a large number of individual brands and had an aggregate carrying value of $53.0 billion as of September 29, 2018. We test indefinite-lived intangible assets for impairment at least annually in the second quarter or when a triggering event occurs. We performed our 2018 annual impairment test as of April 1, 2018. As a result of our 2018 annual impairment test, we recognized a non-cash impairment loss of $101 million in SG&A in the second quarter of 2018. This impairment loss was due to net sales and margin declines related to the Quero brand in Brazil. Additionally, as of April 1, 2018, two brands (ABC and Smart Ones) each had excess fair value over its carrying value of less than 10%. These brands had an aggregate carrying value of $665 million as of April 1, 2018.
In the third quarter of 2018, we recognized a non-cash impairment loss of $215 million in SG&A related to the Smart Ones brand. This impairment loss was primarily due to reduced future investment expectations and continued sales declines in the third quarter of 2018. We transferred the remaining carrying value of Smart Ones to definite-lived intangible assets. No events occurred during the period ended September 29, 2018 that indicated it was more likely than not that our other indefinite-lived intangible assets were impaired.
As a result of our 2017 annual impairment testing, we recognized a non-cash impairment loss of $48 million in SG&A in the second quarter of 2017. This loss was due to continued declines in nutritional beverages in India. The loss was recorded in our EMEA segment as the related trademark is owned by an Italian subsidiary.
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
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	September 29, 2018			December 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,501	$(372)	$2,129	$2,386	$(288)	$2,098
Customer-related assets	4,205	(660)	3,545	4,231	(544)	3,687
Other	19	(4)	15	14	(5)	9
	$6,725	$(1,036)	$5,689	$6,631	$(837)	$5,794

Amortization expense for definite-lived intangible assets was $75 million for the three months and $215 million for the nine months ended September 29, 2018 and $76 million for the three months and $220 million for the nine months ended September 30, 2017. Aside from amortization expense, the changes in definite-lived intangible assets from December 30, 2017 to September 29, 2018 primarily reflect additions of $100 million related to preliminary purchase accounting for Cerebos, transfers of $72 million from indefinite-lived intangible assets, impairment losses of $19 million, and foreign currency. The impairment of definite-lived intangible assets in the third quarter of 2018 related to trademarks which had carrying values that were deemed not to be recoverable. This non-cash impairment loss was recognized in SG&A. See Note 2, Acquisitions and Divestiture, for additional information related to our acquisition of Cerebos.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $290 million for the next year and approximately $280 million for each of the four years thereafter.
Note 7. Income Taxes
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment; accordingly, our effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, our quarterly income tax provision is determined based on our estimated full year effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized on a discrete period basis in the income tax provision for the period in which they occur.
Our effective tax rate was 22.8% for the three months ended September 29, 2018 compared to 30.6% for the three months ended September 30, 2017. The decrease in our effective tax rate was mostly driven by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate, which was partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI (defined below) and the unfavorable impact of net discrete items. The unfavorable impact of current year net discrete items was primarily driven by the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform and non-deductible currency devaluation losses, which were partially offset by favorability from discrete items, primarily related to reversals of uncertain tax position reserves in the U.S. and certain state jurisdictions and changes in estimates of certain 2017 U.S. income and deductions.
Our effective tax rate was 23.7% for the nine months ended September 29, 2018 compared to 28.7% for the nine months ended September 30, 2017. The decrease in our effective tax rate was mostly driven by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate, which was partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI (defined below) and the unfavorable impact of net discrete items. The unfavorable impact of current year net discrete items was primarily driven by the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform as well as the non-deductible impairment of goodwill and currency devaluation losses, which were partially offset by favorability from discrete items, primarily related to changes in estimates of certain 2017 U.S. income and deductions.
U.S. Tax Reform legislation enacted by the federal government on December 22, 2017 significantly changed U.S. tax laws by, among other things, lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 30, 2017. Other changes from U.S. Tax Reform include changes to bonus depreciation, revised deductions for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”).
Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC in December 2017 provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. While the accounting for U.S Tax Reform impacts is incomplete, we may include provisional amounts when reasonable estimates can be made. As of December 30, 2017, we had made reasonable estimates of our deferred income tax benefit related to the corporate rate change, the toll charge, and other tax expenses, including a change in our indefinite reinvestment assertion related to historic earnings of foreign subsidiaries as of December 30, 2017. In the first quarter of 2018, we recorded a measurement period adjustment to reduce income tax expense and reduce deferred tax liabilities each by approximately $20 million. We recorded insignificant measurement period adjustments in the second and third quarters of 2018.
The ultimate impacts of U.S. Tax Reform may differ from our provisional amounts due to gathering additional information to more precisely compute the amount of tax, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and actions we may take. We expect to revise our U.S. Tax Reform impact estimates as we refine our analysis of the new rules and as new guidance is issued. We expect to finalize accounting for the impacts of U.S. Tax Reform when the 2017 U.S. federal and state income tax returns are filed in 2018.

We have undistributed historic earnings in foreign subsidiaries which are currently not considered to be indefinitely reinvested. We have recorded an estimate of deferred taxes of $94 million as of September 29, 2018 to reflect local country withholding taxes that will be owed when this cash is distributed in the future. Additionally, we consider the unremitted current year earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements.
See Note 8, Income Taxes, to our consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K for additional information related to U.S. Tax Reform impacts.
Note 8. Employees’ Stock Incentive Plans
Our annual equity award grants and vestings occurred in the first quarter of 2018. Other equity grants and vestings may occur throughout the year.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 30, 2017	19,289,564	$41.63
Granted	2,143,730	64.37
Forfeited	(906,412)	60.27
Exercised	(1,287,760)	29.80
Outstanding at September 29, 2018	19,239,122	44.08
The aggregate intrinsic value of stock options exercised during the period was $46 million for the nine months ended September 29, 2018.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2017	1,284,262	$81.91
Granted	1,414,883	58.49
Forfeited	(184,210)	78.36
Vested	(121,035)	73.29
Outstanding at September 29, 2018	2,393,900	68.78
The aggregate fair value of RSUs that vested during the period was $8 million for the nine months ended September 29, 2018.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2017	815,383	$70.16
Granted	2,697,450	56.47
Forfeited	(246,364)	63.32
Outstanding at September 29, 2018	3,266,469	59.37

Note 9. Postemployment Benefits
We capitalize a portion of net pension and postretirement cost/(benefit) into inventory based on our production activities. The amounts capitalized into inventory as of September 29, 2018 and September 30, 2017 are included in the net pension and postretirement cost/(benefit) tables below. Beginning January 1, 2018, only the service cost component of net pension and postretirement cost/(benefit) is capitalized into inventory. As part of the adoption of ASU 2017-07 in the first quarter of 2018, we recognized a one-time favorable credit of $42 million within cost of products sold related to amounts that were previously capitalized into inventory. Included in this credit was $28 million related to prior service credits that were previously capitalized to inventory.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended				For the Nine Months Ended
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$2	$3	$4	$5	$7	$8	$14	$13
Interest cost	41	45	16	17	118	136	52	49
Expected return on plan assets	(60)	(66)	(42)	(47)	(187)	(197)	(134)	(133)
Amortization of unrecognized losses/(gains)	—	—	1	—	—	—	2	1
Settlements	(1)	3	—	—	(3)	3	58	—
Curtailments	—	—	—	—	—	—	(1)	—
Special/contractual termination benefits	—	5	—	—	—	18	6	8
Other	—	—	—	(6)	—	2	—	(15)
Net pension cost/(benefit)	$(18)	$(10)	$(21)	$(31)	$(65)	$(30)	$(3)	$(77)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income), net on our condensed consolidated statements of income.
Employer Contributions:
During the nine months ended September 29, 2018, we contributed $45 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plans. Based on our contribution strategy, we plan to make further contributions of approximately $10 million to our non-U.S. pension plans during the remainder of 2018. We do not plan to make contributions to our U.S. pension plans in 2018. However, our actual contributions and plans may change due to many factors, including the timing of regulatory approval for the wind-up of a non-U.S. pension plan, changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$2	$2	$6	$7
Interest cost	11	12	33	37
Expected return on plan assets	(12)	—	(37)	—
Amortization of prior service costs/(credits)	(77)	(77)	(233)	(250)
Curtailments	—	(9)	—	(177)
Net postretirement cost/(benefit)	$(76)	$(72)	$(231)	$(383)

We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income), net on our condensed consolidated statements of income.
Employer Contributions:
During the nine months ended September 29, 2018, we contributed $20 million to our postretirement benefit plans. Based on our contribution strategy, we plan to make further contributions of approximately $10 million to our postretirement benefit plans during the remainder of 2018. However, our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 10. Financial Instruments
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	September 29, 2018	December 30, 2017
Commodity contracts	$464	$272
Foreign exchange contracts	3,367	2,876
Cross-currency contracts	9,061	3,161
The increase in our derivative volume for cross-currency contracts was primarily driven by the addition of new Canadian dollar and British pound sterling cross-currency swaps. A portion of these new contracts is being used to offset existing cross-currency contracts that are no longer designated as hedging instruments. The remaining portion of the new contracts is designated as net investment hedges. There was no material change in market risk of the overall cross-currency contract portfolio during the nine months ended September 29, 2018.
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	September 29, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$23	$5	$23	$5
Cross-currency contracts(b)	—	—	32	32	32	32
Derivatives not designated as hedging instruments:
Commodity contracts(c)	10	24	—	—	10	24
Foreign exchange contracts(c)	—	—	9	20	9	20
Cross-currency contracts(b)	—	—	462	26	462	26
Total fair value	$10	$24	$526	$83	$536	$107

	December 30, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$8	$42	$8	$42
Cross-currency contracts(b)	—	—	344	—	344	—
Derivatives not designated as hedging instruments:
Commodity contracts(c)	4	8	—	—	4	8
Foreign exchange contracts(c)	—	—	17	3	17	3
Cross-currency contracts(b)	—	—	19	—	19	—
Total fair value	$4	$8	$388	$45	$392	$53

(a)
At September 29, 2018, the fair value of our derivative assets was recorded in other current assets ($21 million) and other assets ($2 million), and the fair value of our derivative liabilities was recorded in other current liabilities. At December 30, 2017, the fair value of our derivative assets was recorded in other current assets, and the fair value of our derivative liabilities was recorded in other current liabilities ($41 million) and other liabilities ($1 million).

(b)	The fair value of these derivative assets and liabilities was recorded within other assets and other liabilities.

(c)	The fair value of these derivative assets and liabilities was recorded within other current assets and other current liabilities.
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $73 million at September 29, 2018 and $23 million at December 30, 2017. At September 29, 2018, collateral of $26 million was posted related to commodity derivative margin requirements. This was included in other current assets on our condensed consolidated balance sheet at September 29, 2018.
Level 1 financial assets and liabilities consist of commodity future and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.
Level 2 financial assets and liabilities consist of commodity swaps, foreign exchange forwards, options, and swaps, and cross-currency swaps. Commodity swaps are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign exchange forwards and swaps are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Foreign exchange options are valued using an income approach based on a Black-Scholes-Merton formula. This formula uses present value techniques and reflects the time value and intrinsic value based on observable market rates. Cross-currency swaps are valued based on observable market spot and swap rates.
There have been no transfers between Levels 1 and 2 in any period presented. We did not have any Level 3 financial assets or liabilities in any period presented.
Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
Net Investment Hedging:
At September 29, 2018, we had the following items designated as net investment hedges:

•	Non-derivative foreign denominated debt with principal amounts of €2,550 million and £400 million;

•	Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $198 million; and,

•	Cross-currency contracts with notional amounts of £1.0 billion ($1.4 billion) and C$2.1 billion ($1.6 billion).
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign denominated debt.

Interest Rate Hedging:
From time to time we have had derivatives designated as interest rate hedges, including interest rate swaps. We no longer have any outstanding interest rate swaps. We continue to amortize the realized hedge losses that were deferred into accumulated other comprehensive income/(losses) into interest expense through the original maturity of the related long-term debt instruments.
Cash Flow Hedge Coverage:
At September 29, 2018, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 15 months.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at September 29, 2018 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains for foreign currency cash flow hedges during the next 12 months to be approximately $11 million. Additionally, we expect transfers to net income/(loss) of unrealized losses for interest rate cash flow hedges during the next 12 months to be insignificant.
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
Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cash flow hedges:
Foreign exchange contracts	$—	$—	$—	$1	Net sales
Foreign exchange contracts	(5)	(24)	27	(49)	Cost of products sold
Foreign exchange contracts (excluded component)	(2)	—	(2)	—	Cost of products sold
Foreign exchange contracts	(12)	(52)	19	(99)	Other expense/(income), net
Foreign exchange contracts (excluded component)	2	—	2	—	Other expense/(income), net
Net investment hedges:
Foreign exchange contracts	8	(6)	10	(18)	SG&A
Foreign exchange contracts (excluded component)	1	—	1	—	Interest expense
Cross-currency contracts	(18)	(81)	78	(177)	SG&A
Cross-currency contracts (excluded component)	6	—	6	—	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(20)	$(163)	$141	$(342)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items:

	For the Three Months Ended
	September 29, 2018			September 30, 2017
	Cost of products sold	Interest expense	Other expense/ (income), net	Cost of products sold	Interest expense	Other expense/ (income), net
	(in millions)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,271	$327	$(71)	$4,077	$306	$(127)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$1	$—	$(12)	$2	$—	$(52)
Foreign exchange contracts (excluded component)	(1)	—	2	—	—	—
Interest rate contracts	—	(1)	—	—	(1)	—
Net investment hedges:
Cross-currency contracts (excluded component)	—	6	—	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(17)	—	—	4	—	—
Foreign exchange contracts	—	—	(12)	—	—	27
Cross-currency contracts	—	—	2	—	—	—
Total gains/(losses) recognized in statements of income	$(17)	$5	$(20)	$6	$(1)	$(25)

	For the Nine Months Ended
	September 29, 2018			September 30, 2017
	Cost of products sold	Interest expense	Other expense/ (income), net	Cost of products sold	Interest expense	Other expense/ (income), net
	(in millions)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$12,651	$962	$(196)	$12,406	$926	$(510)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(8)	$—	$19	$5	$—	$(98)
Foreign exchange contracts (excluded component)	(1)	—	2	—	—	—
Interest rate contracts	—	(3)	—	—	(3)	—
Net investment hedges:
Cross-currency contracts (excluded component)	—	6	—	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(32)	—	—	(33)	—	—
Foreign exchange contracts	—	—	(56)	—	—	55
Cross-currency contracts	—	—	1	—	—	(2)
Total gains/(losses) recognized in statements of income	$(41)	$3	$(34)	$(28)	$(3)	$(45)

Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $26 million for the three months and $118 million for the nine months ended September 29, 2018 and pre-tax losses of $113 million for the three months and $373 million for the nine months ended September 30, 2017. These amounts were recognized in other comprehensive income/(loss) for the periods then ended.
Note 11. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 30, 2017	$(1,587)	$549	$(16)	$(1,054)
Foreign currency translation adjustments	(804)	—	—	(804)
Net deferred gains/(losses) on net investment hedges	158	—	—	158
Amounts excluded from the effectiveness assessment of net investment hedges	3	—	—	3
Net deferred losses/(gains) on net investment hedges reclassified to net income	(2)	—	—	(2)
Net deferred gains/(losses) on cash flow hedges	—	—	40	40
Net deferred losses/(gains) on cash flow hedges reclassified to net income	—	—	(10)	(10)
Net postemployment benefit gains/(losses) arising during the period	—	70	—	70
Net postemployment benefit losses/(gains) reclassified to net income	—	(133)	—	(133)
Total other comprehensive income/(loss)	(645)	(63)	30	(678)
Balance as of September 29, 2018	$(2,232)	$486	$14	$(1,732)
Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows:

	For the Three Months Ended
	September 29, 2018			September 30, 2017
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments	$(144)	$—	$(144)	$421	$—	$421
Net deferred gains/(losses) on net investment hedges	16	(3)	13	(200)	76	(124)
Amounts excluded from the effectiveness assessment of net investment hedges	7	(4)	3	—	—	—
Net deferred losses/(gains) on net investment hedges reclassified to net income	(6)	4	(2)	—	—	—
Net deferred gains/(losses) on cash flow hedges	(17)	1	(16)	(76)	6	(70)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	11	1	12	51	—	51
Net actuarial gains/(losses) arising during the period	22	(5)	17	(1)	(3)	(4)
Net postemployment benefit losses/(gains) reclassified to net income	(77)	19	(58)	(83)	32	(51)

	For the Nine Months Ended
	September 29, 2018			September 30, 2017
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments	$(804)	$—	$(804)	$1,181	$—	$1,181
Net deferred gains/(losses) on net investment hedges	206	(48)	158	(568)	241	(327)
Amounts excluded from the effectiveness assessment of net investment hedges	7	(4)	3	—	—	—
Net deferred losses/(gains) on net investment hedges reclassified to net income	(6)	4	(2)	—	—	—
Net deferred gains/(losses) on cash flow hedges	46	(6)	40	(147)	11	(136)
Net deferred losses/(gains) on cash flow hedges reclassified to net income	(9)	(1)	(10)	96	1	97
Net actuarial gains/(losses) arising during the period	93	(23)	70	(11)	(2)	(13)
Prior service credits/(costs) arising during the period	—	—	—	2	(1)	1
Net postemployment benefit losses/(gains) reclassified to net income	(177)	44	(133)	(423)	163	(260)
The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Losses/(gains) on net investment hedges:
Cross-currency contracts(a)	$(6)	$—	$(6)	$—	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	—	(2)	9	(5)	Cost of products sold
Foreign exchange contracts(b)	10	52	(21)	98	Other expense/(income), net
Interest rate contracts	1	1	3	3	Interest expense
Losses/(gains) on hedges before income taxes	5	51	(15)	96
Losses/(gains) on hedges, income taxes	5	—	3	1
Losses/(gains) on hedges	$10	$51	$(12)	$97

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$1	$—	$2	$1	(c)
Amortization of prior service costs/(credits)	(77)	(77)	(233)	(250)	(c)
Settlement and curtailment losses/(gains)	(1)	(6)	54	(174)	(c)
Losses/(gains) on postemployment benefits before income taxes	(77)	(83)	(177)	(423)
Losses/(gains) on postemployment benefits, income taxes	19	32	44	163
Losses/(gains) on postemployment benefits	$(58)	$(51)	$(133)	$(260)

(a)	Represents recognition of the excluded component in net income.

(b)	Includes amortization of the excluded component and the effective portion of the related hedges.

(c)	These components are included in the computation of net periodic postemployment benefit costs. See Note 9, Postemployment Benefits, for additional information.
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
In February 2018, the Venezuelan government eliminated the official exchange rate, which was available through the Sistema de Divisa Protegida (“DIPRO”) for purchases and sales of certain essential items, including food products. At December 30, 2017, we had outstanding invoice reimbursement requests of $26 million related to the purchase of ingredients and packaging materials for the years 2012 through 2015. Following the elimination of this preferential rate, we determined that these outstanding requests, which were approved by the Venezuelan government, were no longer collectible. There was no impact on our condensed consolidated statements of income for the three and nine months ended September 29, 2018.
Following elimination of the DIPRO rate, the Sistema de Divisa Complementaria (“DICOM”) is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. As of September 29, 2018 we believe the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary. We continue to monitor the DICOM rate, and the nonmonetary assets supported by the underlying operations in Venezuela, for impairment.
The auction-based DICOM system was temporarily frozen in September 2017 and reopened in February 2018. The last published DICOM rate before the auction freeze was BsF3,345 per U.S. dollar compared to BsF25,000 per U.S. dollar upon reopening. In August 2018, the Venezuelan government changed the unit for measuring bolivars from the bolivar fuerte (“BsF”) to the bolivar soberano (“BsS”). The conversion ratio is BsF100,000 to BsS1. Upon converting to the bolivar soberano measurement unit, the Venezuelan government further devalued the currency. On August 20, 2018, the published DICOM rate was BsF6,000,000 (BsS60.00) per U.S. dollar compared to approximately BsF249,000 (BsS2.49) per U.S. dollar immediately preceding the conversion to BsS.
The DICOM rate at September 29, 2018 was BsS62.79 per U.S. dollar compared to BsS0.03 at December 30, 2017. We remeasured the bolivar denominated assets and liabilities of our Venezuelan subsidiary at September 29, 2018 using the DICOM spot rate of BsS62.79 per U.S. dollar. We remeasured the income statement of our Venezuelan subsidiary using a weighted average rate of BsS6.10 per U.S. dollar for the three months and BsS2.46 for the nine months ended September 29, 2018. Remeasurements of the monetary assets and liabilities and operating results of our Venezuelan subsidiary at DICOM rates resulted in nonmonetary currency devaluation losses of $64 million for the three months and $131 million for the nine months ended September 29, 2018 and $3 million for the three months and $36 million for the nine months ended September 30, 2017. These losses were recorded in other expense/(income), net in the condensed consolidated statements of income for the periods then ended.
We did not obtain any U.S. dollars at DICOM rates during the three and nine months ended September 29, 2018. In addition to DICOM, there is an unofficial market for obtaining U.S. dollars with Venezuelan bolivars. The exact exchange rate is widely debated but is generally accepted to be substantially higher than the latest published DICOM rate. We have not transacted at any unofficial market rates in 2018 and have no plans to transact at unofficial market rates in the foreseeable future.
Our Venezuelan subsidiary obtains U.S. dollars through exports and royalty payments. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of September 29, 2018, our Venezuelan subsidiary has sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business. Our Venezuelan subsidiary has increasingly sourced production inputs locally, including tomato paste and sugar, in order to reduce reliance on U.S. dollars, which we expect to continue in the foreseeable future.
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

Note 13. Financing Arrangements
We have utilized accounts receivable securitization and factoring programs (the “Programs”) globally for our working capital needs and to provide efficient liquidity. During 2018, we had Programs in place in various countries across the globe. In the second quarter of 2018, we unwound our U.S. securitization program, which represented the majority of our Programs, using proceeds from the issuance of long-term debt in June 2018. Additionally, as of September 29, 2018, we had substantially unwound all of our international Programs.
We operated the Programs such that we generally utilized the majority of the available aggregate cash consideration limits. We accounted for transfers of receivables pursuant to the Programs as a sale and removed them from our condensed consolidated balance sheets. Under the Programs, we generally received cash consideration up to a certain limit and recorded a non-cash exchange for sold receivables for the remainder of the purchase price. We maintained a “beneficial interest,” or a right to collect cash, in the sold receivables. Cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized in these Programs) are classified as investing activities and presented as cash receipts on sold receivables on our condensed consolidated statements of cash flows.
At September 29, 2018, the carrying value of trade receivables removed from our condensed consolidated balance sheet in connection with the Programs and the cash received and sold receivables recorded in exchange for the sale of trade receivables were insignificant. The carrying value of trade receivables removed from our condensed consolidated balance sheets in connection with the Programs was $1.0 billion at December 30, 2017. In exchange for the sale of trade receivables, we received cash of $673 million at December 30, 2017 and recorded sold receivables of $353 million at December 30, 2017. The carrying value of sold receivables approximated the fair value at September 29, 2018 and December 30, 2017.
In 2018 we acted as servicer for certain of the Programs and did not record any related servicing assets or liabilities as of September 29, 2018 or December 30, 2017 because they were not material to the financial statements.
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
Additionally, we enter into various structured payable arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the agreements with our various vendors. For certain arrangements, we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $47 million on our condensed consolidated balance sheets at September 29, 2018 and approximately $188 million at December 30, 2017 related to these arrangements.
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
Redeemable Noncontrolling Interest
In 2017, we commenced operations of a joint venture with a minority partner to manufacture, package, market, and distribute refrigerated soups and meal sides. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise, would require us to purchase portions of its equity interest at a future date. These put options will become exercisable beginning in 2025 (on the eighth anniversary of the product launch date) at a price to be determined at that time based upon an independent third party valuation. The minority partner’s put options are reflected on our condensed consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. At September 29, 2018, we estimate the redemption value to be approximately $35 million.

Debt
Borrowing Arrangements:
We obtain funding through our U.S. and European commercial paper programs. At September 29, 2018, we had commercial paper outstanding of $971 million with a weighted average interest rate of 1.077%. At December 30, 2017, we had commercial paper outstanding of $448 million with a weighted average interest rate of 1.541%.

In June 2018, we entered into an agreement that became effective on July 6, 2018 to extend the maturity date of our $4.0 billion senior unsecured revolving credit facility from July 6, 2021 to July 6, 2023 and to establish a $400 million euro equivalent swing line facility, which is available under the $4.0 billion revolving credit facility limit for short-term loans denominated in euros on a same day basis.
See Note 16, Debt, to our consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.
Debt Issuances:
In June 2018, Kraft Heinz Foods Company, our 100% owned operating subsidiary, issued $300 million aggregate principal amount of 3.375% senior notes due 2021, $1.6 billion aggregate principal amount of 4.000% senior notes due 2023, and $1.1 billion aggregate principal amount of 4.625% senior notes due 2029 (collectively, the “New Notes”). The New Notes are fully and unconditionally guaranteed by Kraft Heinz as to payment of principal, premium, and interest on a senior unsecured basis.
We used approximately $500 million of the proceeds from the New Notes in connection with the wind-down of our U.S. securitization program in the second quarter of 2018. We also used proceeds from the New Notes to refinance a portion of our commercial paper borrowings in the second quarter of 2018, to repay certain notes that matured in July and August 2018, and for other general corporate purposes.
Additionally, in August 2017, Kraft Heinz Foods Company issued $350 million aggregate principal amount of floating rate senior notes due 2019, $650 million aggregate principal amount of floating rate senior notes due 2021, and $500 million aggregate principal amount of floating rate senior notes due 2022 (collectively, the “2017 Notes”). The 2017 Notes are fully and unconditionally guaranteed by Kraft Heinz as to payment of principal, premium, and interest on a senior unsecured basis.
We used the net proceeds from the 2017 Notes primarily to repay all amounts outstanding under our $600 million senior unsecured loan facility (“Term Loan Facility”) together with accrued interest thereon, to refinance a portion of our commercial paper program, and for other general corporate purposes.
Debt Issuance Costs:
Debt issuance costs related to the sale of the New Notes in June 2018 were $15 million. Debt issuance costs related to the sale of the 2017 Notes in August 2017 were insignificant. Debt issuance costs are reflected as a direct deduction of our long-term debt balance on the condensed consolidated balance sheets.
Debt Repayments:
In July and August 2018, we repaid $2.7 billion aggregate principal amount of senior notes that matured in the period. We funded these long-term debt repayments primarily with proceeds from the New Notes issued in June 2018.
Additionally, in June 2017, we repaid $2.0 billion aggregate principal amount of senior notes that matured in the period. We funded these long-term debt repayments primarily with cash on hand and our commercial paper programs.
Fair Value of Debt:
At September 29, 2018, the aggregate fair value of our total debt was $32.1 billion as compared with a carrying value of $32.4 billion. At December 30, 2017, the aggregate fair value of our total debt was $33.0 billion as compared with a carrying value of $31.5 billion. Our short-term debt and commercial paper had carrying values that approximated their fair values at September 29, 2018 and December 30, 2017. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$630	$944	$2,379	$2,996
Weighted average shares of common stock outstanding	1,219	1,218	1,219	1,218
Net earnings/(loss)	$0.52	$0.78	$1.95	$2.46
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$630	$944	$2,379	$2,996
Weighted average shares of common stock outstanding	1,219	1,218	1,219	1,218
Effect of dilutive equity awards	7	10	8	11
Weighted average shares of common stock outstanding, including dilutive effect	1,226	1,228	1,227	1,229
Net earnings/(loss)	$0.51	$0.77	$1.94	$2.44
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 6 million for the three months and 5 million for the nine months ended September 29, 2018 and were 2 million for the three months and 1 million for the nine months ended September 30, 2017.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.

Net sales by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales:
United States	$4,431	$4,351	$13,312	$13,470
Canada	525	556	1,573	1,588
EMEA	629	651	2,017	1,895
Rest of World	793	722	2,466	2,288
Total net sales	$6,378	$6,280	$19,368	$19,241
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Segment Adjusted EBITDA:
United States	$1,201	$1,433	$4,015	$4,454
Canada	144	161	450	475
EMEA	161	182	544	506
Rest of World	148	140	504	455
General corporate expenses	(38)	(28)	(128)	(93)
Depreciation and amortization (excluding integration and restructuring expenses)	(254)	(243)	(702)	(683)
Integration and restructuring expenses	(32)	(99)	(215)	(388)
Deal costs	(3)	—	(19)	—
Unrealized gains/(losses) on commodity hedges	(6)	5	(11)	(24)
Impairment losses	(234)	(1)	(499)	(49)
Gains/(losses) on sale of business	—	—	(15)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(17)	(12)	(44)	(38)
Operating income	1,070	1,538	3,880	4,615
Interest expense	327	306	962	926
Other expense/(income), net	(71)	(127)	(196)	(510)
Income/(loss) before income taxes	$814	$1,359	$3,114	$4,199

In the first quarter of 2018, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Net sales by product category were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Condiments and sauces	$1,660	$1,598	$5,208	$4,875
Cheese and dairy	1,242	1,278	3,742	3,881
Ambient meals	577	593	1,787	1,771
Frozen and chilled meals	686	639	1,909	1,921
Meats and seafood	653	661	1,916	2,010
Refreshment beverages	385	369	1,194	1,175
Coffee	331	330	1,029	1,017
Infant and nutrition	172	176	596	575
Desserts, toppings and baking	221	218	642	645
Nuts and salted snacks	224	201	635	684
Other	227	217	710	687
Total net sales	$6,378	$6,280	$19,368	$19,241
Note 17. Supplemental Guarantor Information
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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended September 29, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,226	$2,289	$(137)	$6,378
Cost of products sold	—	2,800	1,608	(137)	4,271
Gross profit	—	1,426	681	—	2,107
Selling, general and administrative expenses	—	205	832	—	1,037
Intercompany service fees and other recharges	—	975	(975)	—	—
Operating income	—	246	824	—	1,070
Interest expense	—	311	16	—	327
Other expense/(income), net	—	(59)	(12)	—	(71)
Income/(loss) before income taxes	—	(6)	820	—	814
Provision for/(benefit from) income taxes	—	(52)	238	—	186
Equity in earnings of subsidiaries	630	584	—	(1,214)	—
Net income/(loss)	630	630	582	(1,214)	628
Net income/(loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income/(loss) excluding noncontrolling interest	$630	$630	$584	$(1,214)	$630

Comprehensive income/(loss) excluding noncontrolling interest	$455	$455	$423	$(878)	$455

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended September 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,146	$2,277	$(143)	$6,280
Cost of products sold	—	2,655	1,565	(143)	4,077
Gross profit	—	1,491	712	—	2,203
Selling, general and administrative expenses	—	167	498	—	665
Intercompany service fees and other recharges	—	776	(776)	—	—
Operating income	—	548	990	—	1,538
Interest expense	—	296	10	—	306
Other expense/(income), net	—	(67)	(60)	—	(127)
Income/(loss) before income taxes	—	319	1,040	—	1,359
Provision for/(benefit from) income taxes	—	(11)	427	—	416
Equity in earnings of subsidiaries	944	614	—	(1,558)	—
Net income/(loss)	944	944	613	(1,558)	943
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$944	$944	$614	$(1,558)	$944

Comprehensive income/(loss) excluding noncontrolling interest	$1,167	$1,167	$1,165	$(2,332)	$1,167

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Nine Months Ended September 29, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$12,693	$7,082	$(407)	$19,368
Cost of products sold	—	8,130	4,928	(407)	12,651
Gross profit	—	4,563	2,154	—	6,717
Selling, general and administrative expenses	—	589	2,248	—	2,837
Intercompany service fees and other recharges	—	3,253	(3,253)	—	—
Operating income	—	721	3,159	—	3,880
Interest expense	—	911	51	—	962
Other expense/(income), net	—	(234)	38	—	(196)
Income/(loss) before income taxes	—	44	3,070	—	3,114
Provision for/(benefit from) income taxes	—	(36)	774	—	738
Equity in earnings of subsidiaries	2,379	2,299	—	(4,678)	—
Net income/(loss)	2,379	2,379	2,296	(4,678)	2,376
Net income/(loss) attributable to noncontrolling interest	—	—	(3)	—	(3)
Net income/(loss) excluding noncontrolling interest	$2,379	$2,379	$2,299	$(4,678)	$2,379

Comprehensive income/(loss) excluding noncontrolling interest	$1,701	$1,701	$1,588	$(3,289)	$1,701

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Nine Months Ended September 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$12,857	$6,827	$(443)	$19,241
Cost of products sold	—	8,119	4,730	(443)	12,406
Gross profit	—	4,738	2,097	—	6,835
Selling, general and administrative expenses	—	558	1,662	—	2,220
Intercompany service fees and other recharges	—	3,205	(3,205)	—	—
Operating income	—	975	3,640	—	4,615
Interest expense	—	895	31	—	926
Other expense/(income), net	—	(440)	(70)	—	(510)
Income/(loss) before income taxes	—	520	3,679	—	4,199
Provision for/(benefit from) income taxes	—	(92)	1,297	—	1,205
Equity in earnings of subsidiaries	2,996	2,384	—	(5,380)	—
Net income/(loss)	2,996	2,996	2,382	(5,380)	2,994
Net income/(loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income/(loss) excluding noncontrolling interest	$2,996	$2,996	$2,384	$(5,380)	$2,996

Comprehensive income/(loss) excluding noncontrolling interest	$3,539	$3,539	$4,351	$(7,890)	$3,539

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of September 29, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$370	$996	$—	$1,366
Trade receivables, net	—	919	1,113	—	2,032
Receivables due from affiliates	—	767	255	(1,022)	—
Dividends due from affiliates	—	—	—	—	—
Sold receivables	—	—	—	—	—
Income taxes receivable	—	1,942	36	(1,783)	195
Inventories	—	2,237	1,050	—	3,287
Short-term lending due from affiliates	—	1,879	3,714	(5,593)	—
Other current assets	—	365	347	(2)	710
Total current assets	—	8,479	7,511	(8,400)	7,590
Property, plant and equipment, net	—	4,567	2,649	—	7,216
Goodwill	—	11,067	33,241	—	44,308
Investments in subsidiaries	65,385	80,480	—	(145,865)	—
Intangible assets, net	—	3,109	55,618	—	58,727
Long-term lending due from affiliates	—	—	2,029	(2,029)	—
Other assets	—	728	1,161	—	1,889
TOTAL ASSETS	$65,385	$108,430	$102,209	$(156,294)	$119,730
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$971	$2	$—	$973
Current portion of long-term debt	—	392	13	—	405
Short-term lending due to affiliates	—	3,714	1,879	(5,593)	—
Trade payables	—	2,689	1,623	—	4,312
Payables due to affiliates	—	255	767	(1,022)	—
Accrued marketing	—	123	371	—	494
Income taxes payable	—	3	1,884	(1,783)	104
Interest payable	—	305	10	—	315
Dividends due to affiliates	—	—	—	—	—
Other current liabilities	—	467	513	(2)	978
Total current liabilities	—	8,919	7,062	(8,400)	7,581
Long-term debt	—	30,025	973	—	30,998
Long-term borrowings due to affiliates	—	2,029	394	(2,423)	—
Deferred income taxes	—	1,309	12,906	—	14,215
Accrued postemployment costs	—	166	228	—	394
Other liabilities	—	597	367	—	964
TOTAL LIABILITIES	—	43,045	21,930	(10,823)	54,152
Redeemable noncontrolling interest	—	—	6	—	6
Total shareholders’ equity	65,385	65,385	80,086	(145,471)	65,385
Noncontrolling interest	—	—	187	—	187
TOTAL EQUITY	65,385	65,385	80,273	(145,471)	65,572
TOTAL LIABILITIES AND EQUITY	$65,385	$108,430	$102,209	$(156,294)	$119,730

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of December 30, 2017
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$509	$1,120	$—	$1,629
Trade receivables, net	—	91	830	—	921
Receivables due from affiliates	—	716	207	(923)	—
Dividends due from affiliates	135	—	—	(135)	—
Sold receivables	—	—	353	—	353
Income taxes receivable	—	1,904	97	(1,419)	582
Inventories	—	1,846	969	—	2,815
Short-term lending due from affiliates	—	1,598	3,816	(5,414)	—
Other current assets	—	493	473	—	966
Total current assets	135	7,157	7,865	(7,891)	7,266
Property, plant and equipment, net	—	4,577	2,543	—	7,120
Goodwill	—	11,067	33,757	—	44,824
Investments in subsidiaries	66,034	80,426	—	(146,460)	—
Intangible assets, net	—	3,222	56,227	—	59,449
Long-term lending due from affiliates	—	1,700	2,029	(3,729)	—
Other assets	—	515	1,058	—	1,573
TOTAL ASSETS	$66,169	$108,664	$103,479	$(158,080)	$120,232
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$448	$12	$—	$460
Current portion of long-term debt	—	2,577	166	—	2,743
Short-term lending due to affiliates	—	3,816	1,598	(5,414)	—
Trade payables	—	2,718	1,731	—	4,449
Payables due to affiliates	—	207	716	(923)	—
Accrued marketing	—	236	444	—	680
Income taxes payable	—	—	1,571	(1,419)	152
Interest payable	—	404	15	—	419
Dividends due to affiliates	—	135	—	(135)	—
Other current liabilities	135	473	621	—	1,229
Total current liabilities	135	11,014	6,874	(7,891)	10,132
Long-term debt	—	27,442	891	—	28,333
Long-term borrowings due to affiliates	—	2,029	1,919	(3,948)	—
Deferred income taxes	—	1,245	12,831	—	14,076
Accrued postemployment costs	—	184	243	—	427
Other liabilities	—	716	301	—	1,017
TOTAL LIABILITIES	135	42,630	23,059	(11,839)	53,985
Redeemable noncontrolling interest	—	—	6	—	6
Total shareholders’ equity	66,034	66,034	80,207	(146,241)	66,034
Noncontrolling interest	—	—	207	—	207
TOTAL EQUITY	66,034	66,034	80,414	(146,241)	66,241
TOTAL LIABILITIES AND EQUITY	$66,169	$108,664	$103,479	$(158,080)	$120,232

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 29, 2018
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$2,421	$844	$65	$(2,431)	$899
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,296	—	1,296
Capital expenditures	—	(251)	(343)	—	(594)
Payments to acquire business, net of cash acquired	—	(244)	(4)	—	(248)
Net proceeds from/(payments on) intercompany lending activities	—	1,074	185	(1,259)	—
Additional investments in subsidiaries	—	(41)	—	41	—
Return of capital	7	—	—	(7)	—
Other investing activities, net	—	13	18	—	31
Net cash provided by/(used for) investing activities	7	551	1,152	(1,225)	485
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(2,565)	(162)	—	(2,727)
Proceeds from issuance of long-term debt	—	2,990	—	—	2,990
Proceeds from issuance of commercial paper	—	2,485	—	—	2,485
Repayments of commercial paper	—	(1,950)	—	—	(1,950)
Net proceeds from/(payments on) intercompany borrowing activities	—	(185)	(1,074)	1,259	—
Dividends paid-common stock	(2,421)	(2,421)	(10)	2,431	(2,421)
Other intercompany capital stock transactions	—	(7)	41	(34)	—
Other financing activities, net	(7)	(16)	(12)	—	(35)
Net cash provided by/(used for) financing activities	(2,428)	(1,669)	(1,217)	3,656	(1,658)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(128)	—	(128)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(274)	(128)	—	(402)
Balance at beginning of period	—	644	1,125	—	1,769
Balance at end of period	$—	$370	$997	$—	$1,367

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

The following tables provide a reconciliation of cash and cash equivalents, as reported on our unaudited condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our unaudited condensed consolidating statements of cash flows (in millions):

	September 29, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$370	$996	$—	$1,366
Restricted cash included in other assets (current)	—	—	1	—	1
Cash, cash equivalents, and restricted cash	$—	$370	$997	$—	$1,367

	December 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$509	$1,120	$—	$1,629
Restricted cash included in other assets (current)	—	135	5	—	140
Cash, cash equivalents, and restricted cash	$—	$644	$1,125	$—	$1,769

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
Subsequent Events
On October 24, 2018, we entered into an agreement for the sale of certain assets and operations. See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for additional information.
Items Affecting Comparability of Financial Results
Integration and Restructuring Expenses:
At the end of 2017, we had substantially completed our Integration Program, which was designed to reduce costs, integrate, and optimize our combined organization. As of September 29, 2018, we had incurred cumulative pre-tax costs of $2,145 million related to the Integration Program. These costs primarily included severance and employee benefit costs (including cash and non-cash severance), costs to exit facilities (including non-cash costs such as accelerated depreciation), and other costs incurred as a direct result of integration activities. Approximately 60% of total Integration Program costs were cash expenditures. We expect to incur an insignificant amount of additional Integration Program costs in the fourth quarter of 2018. As of September 29, 2018, we had incurred approximately $1.4 billion in capital expenditures since the inception of the Integration Program. We expect to incur additional capital expenditures of approximately $10 million related to the Integration Program in the fourth quarter of 2018.
Related to our restructuring activities, including the Integration Program, we recognized expenses of $31 million for the three months and $278 million for the nine months ended September 29, 2018 and $95 million for the three months and $237 million for the nine months ended September 30, 2017. Integration Program expenses included in these totals were $10 million for the three months and $90 million for the nine months ended September 29, 2018 and $79 million for the three months and $157 million for the nine months ended September 30, 2017.
See Note 3, Integration and Restructuring Expenses, to the condensed consolidated financial statements for additional information.
U.S. Tax Reform:
U.S. Tax Reform legislation enacted by the federal government on December 22, 2017 significantly changed U.S. tax laws by, among other things, lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 30, 2017. Other changes from U.S. Tax Reform include changes to bonus depreciation, revised deductions for executive compensation and interest expense, a tax on GILTI, the BEAT tax, and a deduction for FDII (as defined in Note 7, Income Taxes, to the condensed consolidated financial statements).
Due in part to U.S. Tax Reform, our effective tax rate was 22.8% for the three months ended September 29, 2018 compared to 30.6% for the three months ended September 30, 2017 and 23.7% for the nine months ended September 29, 2018 compared to 28.7% for the nine months ended September 30, 2017.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,378	$6,280	1.6%	$19,368	$19,241	0.7%
Operating income	1,070	1,538	(30.4)%	3,880	4,615	(15.9)%
Net income/(loss) attributable to common shareholders	630	944	(33.3)%	2,379	2,996	(20.6)%
Diluted earnings/(loss) per share	0.51	0.77	(33.8)%	1.94	2.44	(20.5)%
Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
	(in millions)			(in millions)
Net sales	$6,378	$6,280	1.6%	19,368	19,241	0.7%
Organic Net Sales(a)	6,413	6,250	2.6%	$19,156	$19,107	0.3%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 29, 2018 compared to the Three Months Ended September 30, 2017:
Net sales increased 1.6% to $6.4 billion for the three months ended September 29, 2018 compared to the prior period despite the unfavorable impact of foreign currency (1.6 pp) and the net favorable impact of acquisitions and divestitures (0.6 pp). Organic Net Sales increased 2.6% driven by favorable volume/mix (3.5 pp), partially offset by lower pricing (0.9 pp). Volume/mix was favorable in all segments. Lower pricing in the U.S., Canada, and EMEA offset higher pricing in Rest of World, primarily driven by highly inflationary environments in certain markets within Latin America.
Nine Months Ended September 29, 2018 compared to the Nine Months Ended September 30, 2017:
Net sales increased 0.7% to $19.4 billion for the nine months ended September 29, 2018 compared to the prior period, including the net favorable impact of acquisitions and divestitures (0.4 pp). Organic Net Sales increased 0.3% driven by higher pricing (0.5 pp), partially offset by unfavorable volume/mix (0.2 pp). Higher pricing in Rest of World, primarily driven by highly inflationary environments in certain markets within Latin America, was partially offset by lower pricing in the U.S., EMEA, and Canada. Volume/mix was unfavorable in the U.S. and Canada, partially offset by growth in EMEA and Rest of World.
Net Income:

	For the Three Months Ended			For the Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
	(in millions)			(in millions)
Operating income	$1,070	$1,538	(30.4)%	$3,880	$4,615	(15.9)%
Net income/(loss) attributable to common shareholders	630	944	(33.3)%	2,379	2,996	(20.6)%
Adjusted EBITDA(a)	1,616	1,888	(14.4)%	5,385	5,797	(7.1)%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 29, 2018 compared to the Three Months Ended September 30, 2017:
Operating income decreased 30.4% to $1.1 billion for the three months ended September 29, 2018 compared to $1.5 billion in the prior period. This decrease was due to higher impairment charges in the current period, higher strategic investments, higher overhead costs, higher input costs, and the unfavorable impact of foreign currency (0.9 pp), partially offset by lower Integration Program and other restructuring expenses. Current period impairment charges were $234 million. See Note 6, Goodwill and Intangible Assets, to the condensed consolidated financial statements for additional information on our impairment charges.
Net income/(loss) attributable to common shareholders decreased 33.3% to $630 million for the three months ended September 29, 2018 compared to $944 million in the prior period. The decrease was due to the operating income factors described above, the unfavorable changes in other expense/(income), net, and higher interest expense, partially offset by a lower effective tax rate in the current period, detailed as follows:

•
Other expense/(income), net was $71 million of income for the three months ended September 29, 2018 compared to $127 million of income in the prior period. This decrease was primarily due to a $64 million nonmonetary currency devaluation loss in the current period compared to a $3 million loss in the prior period related to our Venezuelan operations. See Note 12, Venezuela - Foreign Currency and Inflation, to the condensed consolidated financial statements for additional information.

•
Interest expense was $327 million for the three months ended September 29, 2018 compared to $306 million in the prior period. This increase was primarily driven by $3.0 billion aggregate principal amount of long-term debt issued in June 2018. See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information.

•
The effective tax rate decreased to 22.8% for the three months ended September 29, 2018 compared to 30.6% in the prior period. The decrease in our effective tax rate was mostly driven by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate, which was partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI and the unfavorable impact of net discrete items. The unfavorable impact of current year net discrete items was primarily driven by the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform and non-deductible currency devaluation losses, which were partially offset by favorability from discrete items, primarily related to reversals of uncertain tax position reserves in the U.S. and certain state jurisdictions and changes in estimates of certain 2017 U.S. income and deductions.

Adjusted EBITDA decreased 14.4% to $1.6 billion for the three months ended September 29, 2018 compared to the prior period, primarily due to strategic investments, higher overhead costs, higher input costs, and the unfavorable impact of foreign currency (0.9 pp), partially offset by Organic Net Sales growth. Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA decreased primarily due to lower pricing, non-key commodity cost inflation, strategic investments, and higher overhead costs, partially offset by favorable volume/mix and favorable key commodity costs (which we define as dairy, meat, coffee, and nuts).

•	EMEA Segment Adjusted EBITDA decreased primarily due to higher supply chain costs in the Middle East and Africa, go-to-market investments, and the unfavorable impact of foreign currency (1.3 pp).

•	Canada Segment Adjusted EBITDA decreased primarily due to lower pricing, the unfavorable impact of foreign currency (4.0 pp), higher overhead costs, and higher input costs.

•
Rest of World Segment Adjusted EBITDA increased primarily due to Organic Net Sales growth, partially offset by higher input costs in local currency, higher commercial investments, and the unfavorable impact of foreign currency (7.1 pp, including 3.5 pp from the devaluation of the Venezuelan bolivar).

Nine Months Ended September 29, 2018 compared to the Nine Months Ended September 30, 2017:
Operating income decreased 15.9% to $3.9 billion for the nine months ended September 29, 2018 compared to $4.6 billion in the prior period. This decrease was due to higher impairment charges in the current period, higher input costs, and strategic investments, partially offset by lower Integration Program and other restructuring expenses, savings from the Integration Program and other restructuring activities, the benefit from the postemployment benefits accounting change adopted in the first quarter of 2018, and the favorable impact of foreign currency (0.5 pp). Current period impairment charges were $499 million compared to $49 million in the prior period. See Note 6, Goodwill and Intangible Assets, to the condensed consolidated financial statements for additional information on our impairment charges. See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for additional information on the postemployment benefits accounting change.

Net income/(loss) attributable to common shareholders decreased 20.6% to $2.4 billion for the nine months ended September 29, 2018 compared to $3.0 billion in the prior period. The decrease was due to the operating income factors described above, the unfavorable changes in other expense/(income), net, and higher interest expense, partially offset by a lower effective tax rate in the current period, detailed as follows:

•
Other expense/(income), net was $196 million of income for the nine months ended September 29, 2018 compared to $510 million of income in the prior period. This decrease was primarily due to a $168 million non-cash curtailment gain from postretirement plan remeasurements in the second quarter of 2017 compared to a $58 million non-cash settlement charge in the second quarter of 2018 related to the wind-up of a non-U.S. pension plan. In addition, this decrease was due to a $131 million nonmonetary currency devaluation loss in the current period compared to a $36 million loss in the prior period related to our Venezuelan operations. See Note 12, Venezuela - Foreign Currency and Inflation, to the condensed consolidated financial statements for additional information.

•
Interest expense was $962 million for the nine months ended September 29, 2018 compared to $926 million in the prior period. This increase was primarily driven by $3.0 billion aggregate principal amount of long-term debt issued in June 2018. See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information.

•
The effective tax rate decreased to 23.7% for the nine months ended September 29, 2018 compared to 28.7% in the prior period. The decrease in our effective tax rate was mostly driven by the favorable impact of U.S. Tax Reform, primarily related to the lower federal corporate tax rate, which was partially offset by tax associated with certain provisions of U.S. Tax Reform such as the federal tax on GILTI and the unfavorable impact of net discrete items. The unfavorable impact of current year net discrete items was primarily driven by the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform as well as the non-deductible impairment of goodwill and currency devaluation losses, which were partially offset by favorability from discrete items, primarily related to changes in estimates of certain 2017 U.S. income and deductions.

Adjusted EBITDA decreased 7.1% to $5.4 billion for the nine months ended September 29, 2018 compared to the prior period, primarily due to higher input costs, strategic investments, and lower volume/mix, partially offset by savings from the Integration Program and other restructuring activities, higher pricing, and the favorable impact of foreign currency (0.1 pp). Segment Adjusted EBITDA results were as follows:

•
United States Segment Adjusted EBITDA decreased primarily due to non-key commodity cost inflation, strategic investments, volume/mix declines, and higher overhead costs, partially offset by Integration Program savings, which primarily reflected carryover benefits of 2017 savings.

•
Canada Segment Adjusted EBITDA decreased primarily due to lower volume/mix, higher input costs in local currency, and lower pricing, partially offset by the favorable impact of foreign currency (1.1 pp).

•
Rest of World Segment Adjusted EBITDA increased primarily driven by Organic Sales growth, partially offset by higher input costs in local currency, and the unfavorable impact of foreign currency (6.7 pp, including 6.5 pp from the devaluation of the Venezuelan bolivar).

•
EMEA Segment Adjusted EBITDA increased primarily driven by the favorable impact of foreign currency (5.8 pp), productivity savings, the benefit from the postemployment benefits accounting change adopted in the first quarter of 2018, and volume/mix growth, partially offset by higher supply chain costs in the Middle East and Africa and lower pricing.

Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
	(in millions, except per share data)			(in millions, except per share data)
Diluted EPS	$0.51	$0.77	(33.8)%	$1.94	$2.44	(20.5)%
Adjusted EPS(a)	0.78	0.83	(6.0)%	2.67	2.65	0.8%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 29, 2018 compared to the Three Months Ended September 30, 2017:
Diluted EPS decreased 33.8% to $0.51 for the three months ended September 29, 2018 compared to $0.77 in the prior period, primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Diluted EPS	$0.51	$0.77	$(0.26)	(33.8)%
Integration and restructuring expenses	0.03	0.06	(0.03)
Impairment losses	0.14	—	0.14
Nonmonetary currency devaluation	0.05	—	0.05
U.S. Tax Reform discrete income tax expense/(benefit)	0.05	—	0.05
Adjusted EPS(a)	$0.78	$0.83	$(0.05)	(6.0)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.16)
Change in interest expense			(0.01)
Change in effective tax rate			0.12
			$(0.05)

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 6.0% to $0.78 for the three months ended September 29, 2018 compared to $0.83 in the prior period, primarily due to lower Adjusted EBITDA and higher interest expense, partially offset by lower taxes on adjusted earnings in the current period.
Nine Months Ended September 29, 2018 compared to the Nine Months Ended September 30, 2017:
Diluted EPS decreased 20.5% to 1.94 for the nine months ended September 29, 2018 compared to $2.44 in the prior period, primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Diluted EPS	$1.94	$2.44	$(0.50)	(20.5)%
Integration and restructuring expenses	0.19	0.14	0.05
Deal costs	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	0.01	0.01	—
Impairment losses	0.33	0.03	0.30
Losses/(gains) on sale of business	0.01	—	0.01
Nonmonetary currency devaluation	0.11	0.03	0.08
U.S. Tax Reform discrete income tax expense/(benefit)	0.07	—	0.07
Adjusted EPS(a)	$2.67	$2.65	$0.02	0.8%

Key drivers of change in Adjusted EPS(a):
Change in effective tax rate			$0.29
Results of operations			(0.25)
Change in interest expense			(0.02)
			$0.02

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 0.8% to $2.67 for the nine months ended September 29, 2018 compared to $2.65 in the prior period, primarily driven by lower taxes on adjusted earnings in the current period and the benefit from the postemployment benefits accounting change adopted in the first quarter of 2018, partially offset by lower Adjusted EBITDA, despite the favorable impact of foreign currency, higher depreciation and amortization in the current period, and higher interest expense.

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
Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in millions)
Net sales:
United States	$4,431	$4,351	$13,312	$13,470
Canada	525	556	1,573	1,588
EMEA	629	651	2,017	1,895
Rest of World	793	722	2,466	2,288
Total net sales	$6,378	$6,280	$19,368	$19,241
Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in millions)
Organic Net Sales(a):
United States	$4,431	$4,351	$13,312	$13,470
Canada	549	556	1,554	1,588
EMEA	641	639	1,901	1,852
Rest of World	792	704	2,389	2,197
Total Organic Net Sales	$6,413	$6,250	$19,156	$19,107

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
United States	1.8%	0.0 pp	0.0 pp	1.8%	(2.0) pp	3.8 pp
Canada	(5.6)%	(4.2) pp	0.0 pp	(1.4)%	(1.5) pp	0.1 pp
EMEA	(3.3)%	(1.9) pp	(2.0) pp	0.6%	(0.7) pp	1.3 pp
Rest of World	9.9%	(9.4) pp	6.8 pp	12.5%	6.2 pp	6.3 pp
Kraft Heinz	1.6%	(1.6) pp	0.6 pp	2.6%	(0.9) pp	3.5 pp

For the Nine Months Ended
United States	(1.2)%	0.0 pp	0.0 pp	(1.2)%	(0.3) pp	(0.9) pp
Canada	(0.9)%	1.3 pp	0.0 pp	(2.2)%	(0.3) pp	(1.9) pp
EMEA	6.5%	5.1 pp	(1.3) pp	2.7%	(0.7) pp	3.4 pp
Rest of World	7.8%	(5.9) pp	5.0 pp	8.7%	6.5 pp	2.2 pp
Kraft Heinz	0.7%	0.0 pp	0.4 pp	0.3%	0.5 pp	(0.2) pp
Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in millions)
Segment Adjusted EBITDA:
United States	$1,201	$1,433	$4,015	$4,454
Canada	144	161	450	475
EMEA	161	182	544	506
Rest of World	148	140	504	455
General corporate expenses	(38)	(28)	(128)	(93)
Depreciation and amortization (excluding integration and restructuring expenses)	(254)	(243)	(702)	(683)
Integration and restructuring expenses	(32)	(99)	(215)	(388)
Deal costs	(3)	—	(19)	—
Unrealized gains/(losses) on commodity hedges	(6)	5	(11)	(24)
Impairment losses	(234)	(1)	(499)	(49)
Gains/(losses) on sale of business	—	—	(15)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(17)	(12)	(44)	(38)
Operating income	1,070	1,538	3,880	4,615
Interest expense	327	306	962	926
Other expense/(income), net	(71)	(127)	(196)	(510)
Income/(loss) before income taxes	$814	$1,359	$3,114	$4,199

United States:

	For the Three Months Ended			For the Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
	(in millions)			(in millions)
Net sales	$4,431	$4,351	1.8%	$13,312	$13,470	(1.2)%
Organic Net Sales(a)	4,431	4,351	1.8%	13,312	13,470	(1.2)%
Segment Adjusted EBITDA	1,201	1,433	(16.2)%	4,015	4,454	(9.9)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 29, 2018 compared to the Three Months Ended September 30, 2017:
Net sales and Organic Net Sales increased 1.8% to $4.4 billion primarily driven by favorable volume/mix (3.8 pp), partially offset by lower pricing (2.0 pp). Favorable volume/mix was primarily driven by consumption-led growth in beverages, nuts, and meat. Pricing was lower across most categories, particularly in cheese, meat, and ready-to-drink beverages, partially offset by promotional timing in refrigerated meal combinations.
Segment Adjusted EBITDA decreased 16.2% primarily due to lower pricing, non-key commodity cost inflation, strategic investments, and higher overhead costs, partially offset by favorable volume/mix and favorable key commodity costs.
Nine Months Ended September 29, 2018 compared to the Nine Months Ended September 30, 2017:
Net sales and Organic Net Sales decreased 1.2% to $13.3 billion due to unfavorable volume/mix (0.9 pp) and lower pricing (0.3 pp). Unfavorable volume/mix was primarily driven by lower shipments in cheese, frozen, and nuts. Pricing was lower across most categories, particularly in meat, cheese, and ready-to-drink beverages, partially offset by increases in boxed dinners, condiments and sauces, and promotional timing in refrigerated meal combinations.
Segment Adjusted EBITDA decreased 9.9% primarily due to non-key commodity cost inflation, strategic investments, volume/mix declines, and higher overhead costs, partially offset by Integration Program savings, which primarily reflected carryover benefits of 2017 savings.
Canada:

	For the Three Months Ended			For the Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
	(in millions)			(in millions)
Net sales	$525	$556	(5.6)%	$1,573	$1,588	(0.9)%
Organic Net Sales(a)	549	556	(1.4)%	1,554	1,588	(2.2)%
Segment Adjusted EBITDA	144	161	(10.3)%	450	475	(5.2)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 29, 2018 compared to the Three Months Ended September 30, 2017:
Net sales decreased 5.6% to $525 million, partially due to the unfavorable impact of foreign currency (4.2 pp). Organic Net Sales decreased 1.4% due to lower pricing (1.5 pp), partially offset by favorable volume/mix (0.1 pp). Pricing was lower due to increased promotional spending across most categories, partially offset by higher foodservice pricing. Favorable volume/mix was primarily driven by growth in coffee and boxed dinners, partially offset by select product discontinuations.
Segment Adjusted EBITDA decreased 10.3%, partially due to the unfavorable impact of foreign currency (4.0 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to lower pricing, higher overhead costs, and higher input costs.
Nine Months Ended September 29, 2018 compared to the Nine Months Ended September 30, 2017:
Net sales decreased 0.9% to $1.6 billion, despite the favorable impact of foreign currency (1.3 pp). Organic Net Sales decreased 2.2% due to unfavorable volume/mix (1.9 pp) and lower pricing (0.3 pp). Unfavorable volume/mix was driven by lower shipments of condiments and sauces, partially offset by higher shipments in cheese and coffee, primarily due to earlier execution of go-to-market agreements with key retailers. Lower pricing in cheese was partially offset by increases across a number of categories, particularly in condiments and sauces, and coffee.

Segment Adjusted EBITDA decreased 5.2%, despite the favorable impact of foreign currency (1.1 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to lower volume/mix, higher input costs in local currency, and lower pricing.
EMEA:

	For the Three Months Ended			For the Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
	(in millions)			(in millions)
Net sales	$629	$651	(3.3)%	$2,017	$1,895	6.5%
Organic Net Sales(a)	641	639	0.6%	1,901	1,852	2.7%
Segment Adjusted EBITDA	161	182	(11.7)%	544	506	7.5%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 29, 2018 compared to the Three Months Ended September 30, 2017:
Net sales decreased 3.3% to $629 million, due to the unfavorable impacts of acquisitions and divestitures (2.0 pp) and foreign currency (1.9 pp). Organic Net Sales increased 0.6% driven by favorable volume/mix (1.3 pp), partially offset by lower pricing (0.7 pp). Favorable volume/mix was primarily driven by gains in foodservice across all regions and growth in condiments and sauces, including the addition of Kraft products in certain regions. This was partially offset by lower shipments in soup and infant nutrition products. Pricing was lower, primarily driven by the Middle East and Africa, which was partially offset by gains in the UK, Italy, and the Netherlands.
Segment Adjusted EBITDA decreased 11.7%, including the unfavorable impact of foreign currency (1.3 pp). Excluding the currency impact, the decrease was primarily due to higher supply chain costs in the Middle East and Africa and go-to-market investments.
Nine Months Ended September 29, 2018 compared to the Nine Months Ended September 30, 2017:
Net sales increased 6.5% to $2.0 billion, including the favorable impact of foreign currency (5.1 pp) and the unfavorable impact of acquisitions and divestitures (1.3 pp). Organic Net Sales increased 2.7% driven by favorable volume/mix (3.4 pp), partially offset by lower pricing (0.7 pp). Favorable volume/mix was primarily driven by growth in condiments and sauces, including the addition of Kraft products in certain regions, and gains in foodservice. Pricing was lower, primarily driven by the Middle East and Africa and higher promotional activity versus the prior period, primarily in Italy.
Segment Adjusted EBITDA increased 7.5%, including the favorable impact of foreign currency (5.8 pp). Excluding the currency impact, the increase was primarily driven by productivity savings, the benefit from the postemployment benefits accounting change adopted in the first quarter of 2018, and volume/mix growth, partially offset by higher supply chain costs in the Middle East and Africa and lower pricing.
Rest of World:

	For the Three Months Ended			For the Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
	(in millions)			(in millions)
Net sales	$793	$722	9.9%	$2,466	$2,288	7.8%
Organic Net Sales(a)	792	704	12.5%	2,389	2,197	8.7%
Segment Adjusted EBITDA	148	140	5.9%	504	455	10.8%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 29, 2018 compared to the Three Months Ended September 30, 2017:
Net sales increased 9.9% to $793 million, despite the unfavorable impact of foreign currency (9.4 pp, including 2.7 pp from the devaluation of the Venezuelan bolivar) and the favorable impact of acquisitions and divestitures (6.8 pp). Organic Net Sales increased 12.5% driven by favorable volume/mix (6.3 pp) and higher pricing (6.2 pp). Favorable volume/mix was driven by growth in condiments and sauces in Latin America, partially offset by lower shipments in South East Asia. Pricing was higher primarily driven by highly inflationary environments in certain markets within Latin America.

Segment Adjusted EBITDA increased 5.9%, despite the unfavorable impact of foreign currency (7.1 pp, including 3.5 pp from the devaluation of the Venezuelan bolivar). Excluding the currency impact, the increase in Segment Adjusted EBITDA was primarily driven by Organic Net Sales growth, partially offset by higher input costs in local currency, and higher commercial investments.
Nine Months Ended September 29, 2018 compared to the Nine Months Ended September 30, 2017:
Net sales increased 7.8% to $2.5 billion, despite the unfavorable impact of foreign currency (5.9 pp, including 4.4 pp from the devaluation of the Venezuelan bolivar) and the favorable impact of acquisitions and divestitures (5.0 pp). Organic Net Sales increased 8.7% driven by higher pricing (6.5 pp) and favorable volume/mix (2.2 pp). Pricing was higher primarily driven by highly inflationary environments in certain markets within Latin America. Favorable volume/mix was primarily driven by growth across several categories, which was most pronounced in condiments and sauces, partially offset by lower shipments in Southeast Asia.
Segment Adjusted EBITDA increased 10.8%, despite the unfavorable impact of foreign currency (6.7 pp, including 6.5 pp from the devaluation of the Venezuelan bolivar). Excluding the currency impact, the increase in Segment Adjusted EBITDA was primarily driven by Organic Net Sales growth, partially offset by higher input costs in local currency.
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
Cash Flow Activity for 2018 compared to 2017:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $899 million for the nine months ended September 29, 2018 compared to $16 million for the nine months ended September 30, 2017. This increase was primarily driven by the timing of income tax payments, a federal tax refund received in the first quarter of 2018, decreased cash payments for employee bonuses in 2018, and decreased pension plan contributions in 2018.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $485 million for the nine months ended September 29, 2018 compared to $724 million for the nine months ended September 30, 2017. This decrease was primarily due to lower cash collections on previously sold receivables, as we had substantially unwound all of our Programs as of the end of the third quarter 2018, and the cash paid to acquire Cerebos in the current period. These decreases in cash provided by investing activities were partially offset by decreased capital expenditures, which was driven by the wind-up of Integration Program footprint costs in the prior year. We expect 2018 capital expenditures to be approximately $850 million. See Note 13, Financing Arrangements, to the condensed consolidated financial statements for additional information on our Programs. See Note 2, Acquisitions and Divestiture, to the condensed consolidated financial statements for additional information on the Cerebos acquisition. See Note 3, Integration and Restructuring Expenses, to the condensed consolidated financial statements for additional information on the Integration Program.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $1.7 billion for the nine months ended September 29, 2018 compared to $3.5 billion for the nine months ended September 30, 2017. This decrease was primarily driven by increased proceeds from long-term debt issuances and increased proceeds from commercial paper issuances (net of repayments) in the current period. These changes were partially offset by increased cash distributions related to our common stock dividends, as well as higher repayments of long-term debt. See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information on our long-term debt issuances and repayments. See Equity and Dividends for additional information on our dividends.
Cash Held by International Subsidiaries:
Of the $1.4 billion cash and cash equivalents on our condensed consolidated balance sheet at September 29, 2018, $1.0 billion was held by international subsidiaries.
We have undistributed historic earnings in foreign subsidiaries which are currently not considered to be indefinitely reinvested. We have recorded an estimate of deferred taxes of $94 million as of September 29, 2018 to reflect local country withholding taxes that will be owed when this cash is distributed in the future. Additionally, we consider the unremitted current year earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements.

Total Debt:
We obtained funding through our U.S. and European commercial paper programs in 2018. We had commercial paper outstanding of $971 million at September 29, 2018 and $448 million at December 30, 2017. The maximum amount of commercial paper outstanding during the nine months ended September 29, 2018 was $1.1 billion.
We maintain our $4.0 billion senior unsecured revolving credit facility (the “Senior Credit Facility”). Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. Our Senior Credit Facility contains customary representations, covenants, and events of default. No amounts were drawn on our Senior Credit Facility at September 29, 2018 or during the nine months ended September 29, 2018. In June 2018, we entered into an agreement that became effective on July 6, 2018 to extend the maturity date of our $4.0 billion senior unsecured revolving credit facility from July 6, 2021 to July 6, 2023 and to establish a $400 million euro equivalent swing line facility, which is available under the $4.0 billion Senior Credit Facility limit for short-term loans denominated in euros on a same day basis.
Our long-term debt, including the current portion, was $31.4 billion at September 29, 2018 and $31.1 billion at December 30, 2017. The increase in our long-term debt was primarily related to the $3.0 billion aggregate principal amount of New Notes issued in June 2018, partially offset by repayments of $2.7 billion aggregate principal amount of senior notes that matured in July and August 2018. Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants at September 29, 2018.
See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information on our borrowing arrangements and long-term debt.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, tomatoes, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, and wheat products to manufacture our products. In addition, we purchase and use significant quantities of resins, metals, and cardboard to package our products and natural gas to operate our facilities. We continuously monitor worldwide supply and cost trends of these commodities.
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the nine months ended September 29, 2018, we experienced cost decreases for dairy, meat, and coffee, while costs for nuts increased. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 30, 2017 for additional information on how we manage commodity costs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In June 2018, we issued approximately $3.0 billion aggregate principal amount of long-term debt. We used approximately $500 million of the proceeds from the New Notes in connection with the wind-down of our U.S. securitization program in the second quarter of 2018. We also used proceeds from the New Notes to refinance a portion of our commercial paper borrowings in the second quarter of 2018, to repay certain notes that matured in July and August 2018, and for other general corporate purposes. See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for additional information.
In the second quarter of 2018, we unwound our U.S. securitization program, which represented the majority of our Programs, using proceeds from the issuance of long-term debt in June 2018. Additionally, as of September 29, 2018, we had substantially unwound all of our international Programs. See Note 13, Financing Arrangements, to the condensed consolidated financial statements for additional information.
There were no other material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

Equity and Dividends
Common Stock Dividends:
We paid common stock dividends of $2.4 billion for the nine months ended September 29, 2018 and $2.2 billion for the nine months ended September 30, 2017. Additionally, on November 1, 2018, our Board of Directors declared a cash dividend of $0.625 per share of common stock, which is payable on December 14, 2018 to shareholders of record on November 16, 2018.
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
Our significant accounting policies are described in Note 1, Background and Basis of Presentation, to the consolidated financial statements for the year ended December 30, 2017 in our Annual Report on Form 10-K. See Note 1, Background and Basis of Presentation, to the condensed consolidated financial statements for updates to our significant accounting policies during the nine months ended September 29, 2018.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended September 29, 2018
United States	$4,431	$—	$—	$4,431
Canada	525	(24)	—	549
EMEA	629	(12)	—	641
Rest of World	793	(46)	47	792
Kraft Heinz	$6,378	$(82)	$47	$6,413

Three Months Ended September 30, 2017
United States	$4,351	$—	$—	$4,351
Canada	556	—	—	556
EMEA	651	—	12	639
Rest of World	722	18	—	704
Kraft Heinz	$6,280	$18	$12	$6,250

Year-over-year growth rates
United States	1.8%	0.0 pp	0.0 pp	1.8%	(2.0) pp	3.8 pp
Canada	(5.6)%	(4.2) pp	0.0 pp	(1.4)%	(1.5) pp	0.1 pp
EMEA	(3.3)%	(1.9) pp	(2.0) pp	0.6%	(0.7) pp	1.3 pp
Rest of World	9.9%	(9.4) pp	6.8 pp	12.5%	6.2 pp	6.3 pp
Kraft Heinz	1.6%	(1.6) pp	0.6 pp	2.6%	(0.9) pp	3.5 pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Nine Months Ended September 29, 2018
United States	$13,312	$—	$—	$13,312
Canada	1,573	19	—	1,554
EMEA	2,017	97	19	1,901
Rest of World	2,466	(33)	110	2,389
Kraft Heinz	$19,368	$83	$129	$19,156

Nine Months Ended September 30, 2017
United States	$13,470	$—	$—	$13,470
Canada	1,588	—	—	1,588
EMEA	1,895	—	43	1,852
Rest of World	2,288	91	—	2,197
Kraft Heinz	$19,241	$91	$43	$19,107

Year-over-year growth rates
United States	(1.2)%	0.0 pp	0.0 pp	(1.2)%	(0.3) pp	(0.9) pp
Canada	(0.9)%	1.3 pp	0.0 pp	(2.2)%	(0.3) pp	(1.9) pp
EMEA	6.5%	5.1 pp	(1.3) pp	2.7%	(0.7) pp	3.4 pp
Rest of World	7.8%	(5.9) pp	5.0 pp	8.7%	6.5 pp	2.2 pp
Kraft Heinz	0.7%	0.0 pp	0.4 pp	0.3%	0.5 pp	(0.2) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income/(loss)	$628	$943	$2,376	$2,994
Interest expense	327	306	962	926
Other expense/(income), net	(71)	(127)	(196)	(510)
Provision for/(benefit from) income taxes	186	416	738	1,205
Operating income	1,070	1,538	3,880	4,615
Depreciation and amortization (excluding integration and restructuring expenses)	254	243	702	683
Integration and restructuring expenses	32	99	215	388
Deal costs	3	—	19	—
Unrealized losses/(gains) on commodity hedges	6	(5)	11	24
Impairment losses	234	1	499	49
Losses/(gains) on sale of business	—	—	15	—
Equity award compensation expense (excluding integration and restructuring expenses)	17	12	44	38
Adjusted EBITDA	$1,616	$1,888	$5,385	$5,797

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Diluted EPS	$0.51	$0.77	$1.94	$2.44
Integration and restructuring expenses(a)(b)	0.03	0.06	0.19	0.14
Deal costs(a)(c)	—	—	0.01	—
Unrealized losses/(gains) on commodity hedges(a)(d)	—	—	0.01	0.01
Impairment losses(a)(e)	0.14	—	0.33	0.03
Losses/(gains) on sale of business(a)(f)	—	—	0.01	—
Nonmonetary currency devaluation(a)(g)	0.05	—	0.11	0.03
U.S. Tax Reform discrete income tax expense/(benefit)(h)	0.05	—	0.07	—
Adjusted EPS	$0.78	$0.83	$2.67	$2.65

(a)	Income tax expense associated with these items is based on applicable jurisdictional tax rates and deductibility assessments of individual items.

(b)	Integration and restructuring included the following gross expenses/(income):

•
Expenses recorded in cost of products sold were $18 million for the three months and $175 million for the nine months ended September 29, 2018 and $85 million for the three months and $264 million for the nine months ended September 30, 2017.

•
Expenses recorded in SG&A were $14 million for the three months and $40 million for the nine months ended September 29, 2018 and $14 million for the three months and $124 million for the nine months ended September 30, 2017.

•
Expenses/(income) recorded in other expense/(income), net, were income of $1 million for the three months and expenses of $63 million for the nine months ended September 29, 2018 and income of $4 million for the three months and $151 million for the nine months ended September 30, 2017.

(c)	Deal costs included the following gross expenses:

•
Expenses recorded in cost of products sold were $4 million for the nine months ended September 29, 2018 (there were no such expenses for the three months ended September 29, 2018 or the three or nine months ended September 30, 2017).

•
Expenses recorded in SG&A were $3 million for the three months and $15 million for the nine months ended September 29, 2018 (there were no such expenses for the three or nine months ended September 30, 2017).

(d)
Unrealized losses/(gains) on commodity hedges were recorded in cost of products sold, including gross expenses of $6 million for the three months and $11 million for the nine months ended September 29, 2018 and gross income of $5 million for the three months and gross expenses of $24 million for the nine months ended September 30, 2017.

(e)
Impairment losses were recorded in SG&A, including $234 million for the three months and $499 million for the nine months ended September 29, 2018 and $1 million for the three months and $49 million for the nine months ended September 30, 2017. See Note 6, Goodwill and Intangible Assets, to the condensed consolidated financial statements for additional information.

(f)
Losses/(gains) on sale of business were recorded in SG&A, including gross expenses of $15 million for the nine months ended September 29, 2018 (there were no such expenses for the three months ended September 29, 2018 or the three or nine months ended September 30, 2017). See Note 2, Acquisitions and Divestiture, to the condensed consolidated financial statements for additional information.

(g)
Nonmonetary currency devaluation was recorded in other expense/(income), net, including gross expenses of $64 million for the three months and $131 million for the nine months ended September 29, 2018 and $3 million for the three months and $36 million for the nine months ended September 30, 2017.

(h)
U.S. Tax Reform discrete income tax expense/(benefit) included expenses of $55 million for the three months and $79 million for the nine months ended September 29, 2018 (there were no such expenses for the three or nine months ended September 30, 2017). Expenses for the three and nine months ended September 29, 2018 primarily related to the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform. These expenses were partially offset by benefits related to the release of U.S. tax reserves and changes in estimates of certain 2017 U.S. income and deductions. Additionally, expenses for the nine months ended were partially offset by U.S. Tax Reform measurement period adjustments. See Note 7, Income Taxes, to the condensed consolidated financial statements for additional information.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “anticipate,” “reflect,” “invest,” “see,” “make,” “expect,” “give,” “deliver,” “drive,” “believe,” “improve,” “assess,” “reassess,” “remain,” “evaluate,” “grow,” “will,” “plan,” and variations of such words and similar future or conditional expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, impacts of accounting standards and guidance, growth, legal matters, taxes, cost savings, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; changes in the retail landscape or the loss of key retail customers; our ability to maintain, extend, and expand our reputation and brand image; the impacts of our international operations; our ability to leverage our brand value to compete against retailer brands and other economy brands; our ability to predict, identify and interpret changes in consumer preferences and demand; our ability to drive revenue growth in our key product categories, increase our market share, or add products; an impairment of the carrying value of goodwill or other indefinite-lived intangible assets; volatility in commodity, energy, and other input costs; changes in our management team or other key personnel; our ability to realize the anticipated benefits from our cost savings initiatives; changes in relationships with significant customers and suppliers; the execution of our international expansion strategy; tax law changes or interpretations; legal claims or other regulatory enforcement actions; product recalls or product liability claims; unanticipated business disruptions; our ability to complete or realize the benefits from potential and completed acquisitions, alliances, divestitures, or joint ventures; economic and political conditions in the United States and in various other nations in which we operate; volatility of capital markets and other macroeconomic factors; increased pension, labor, and people-related expenses; volatility in the market value of all or a portion of the derivatives we use; exchange rate fluctuations; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; our ability to protect intellectual property rights; impacts of natural events in the locations in which we or our customers, suppliers, or regulators operate; our indebtedness and ability to pay such indebtedness; our ownership structure; the impact of future sales of our common stock in the public markets; our ability to continue to pay a regular dividend; restatements of our consolidated financial statements; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see “Risk Factors” disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 29, 2018. For additional information, refer to our Annual Report on Form 10-K for the year ended December 30, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 29, 2018, were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the three months ended September 29, 2018. We determined that there were no changes in our internal control over financial reporting during the three months ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies and Debt, to the condensed consolidated financial statements for a discussion of legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended September 29, 2018 was:

	Total Number of Shares(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2018 - 8/4/2018	44,567	$61.53	—	$—
8/5/2018 - 9/1/2018	91,967	59.62	—	—
9/2/2018 - 9/29/2018	32,511	57.07	—	—
Total	169,045		—

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	November 2, 2018
		By:	/s/ David H. Knopf
David H. Knopf
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	November 2, 2018
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)