Form 10-Q
period 2019-03-30
Kraft Heinz Co
filed 2019-08-13
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 001-37482
The Kraft Heinz Company
(Exact name of registrant as specified in its charter)

Delaware			46-2078182
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
One PPG Place,	Pittsburgh,	Pennsylvania	15222
(Address of Principal Executive Offices)			(Zip Code)

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

As of August 3, 2019, there were 1,219,991,425 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

Explanatory Note
As previously disclosed, we restated our audited consolidated financial statements at December 30, 2017 and for the years ended December 30, 2017 and December 31, 2016. The restatement of these periods was effective with the filing of our Annual Report on Form 10-K for the year ended December 29, 2018. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, to the consolidated financial statements in our Annual Report on Form 10-K for additional information related to the restatement.
Additionally, as previously disclosed, we restated the relevant unaudited interim financial information for the quarterly periods ended September 29, 2018, June 30, 2018, March 31, 2018, December 30, 2017, September 30, 2017, July 1, 2017, and April 1, 2017. The 2018 quarterly restatements are or will become effective with the filing of our 2019 unaudited interim condensed consolidated financial statement filings in Quarterly Reports on Form 10-Q, including the quarterly period ended March 31, 2018, which is effective with the filing of this Quarterly Report on Form 10-Q. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement of our condensed consolidated financial statements for the period ended March 31, 2018.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	March 30, 2019	March 31, 2018
		(As Restated)
Net sales	$5,959	$6,304
Cost of products sold	3,948	4,040
Gross profit	2,011	2,264
Selling, general and administrative expenses, excluding impairment losses	829	764
Goodwill impairment losses	620	—
Intangible asset impairment losses	—	—
Selling, general and administrative expenses	1,449	764
Operating income/(loss)	562	1,500
Interest expense	321	317
Other expense/(income)	(380)	(90)
Income/(loss) before income taxes	621	1,273
Provision for/(benefit from) income taxes	217	270
Net income/(loss)	404	1,003
Net income/(loss) attributable to noncontrolling interest	(1)	—
Net income/(loss) attributable to common shareholders	$405	$1,003
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.33	$0.82
Diluted earnings/(loss)	0.33	0.82

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	March 30, 2019	March 31, 2018
		(As Restated)
Net income/(loss)	$404	$1,003
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	219	197
Net deferred gains/(losses) on net investment hedges	(14)	(74)
Amounts excluded from the effectiveness assessment of net investment hedges	4	—
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	2	—
Net deferred gains/(losses) on cash flow hedges	(16)	22
Amounts excluded from the effectiveness assessment of cash flow hedges	6	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(8)	(13)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(58)	(58)
Total other comprehensive income/(loss)	135	74
Total comprehensive income/(loss)	539	1,077
Comprehensive income/(loss) attributable to noncontrolling interest	11	(5)
Comprehensive income/(loss) attributable to common shareholders	$528	$1,082

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Cash and cash equivalents	$1,096	$1,130
Trade receivables (net of allowances of $27 at March 30, 2019 and $24 at December 29, 2018)	2,010	2,129
Income taxes receivable	85	152
Inventories	3,118	2,667
Prepaid expenses	384	400
Other current assets	1,116	1,221
Assets held for sale	1,026	1,376
Total current assets	8,835	9,075
Property, plant and equipment, net	7,031	7,078
Goodwill	36,091	36,503
Intangible assets, net	49,553	49,468
Other non-current assets	2,052	1,337
TOTAL ASSETS	$103,562	$103,461
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$2	$21
Current portion of long-term debt	1,305	377
Trade payables	4,184	4,153
Accrued marketing	543	722
Interest payable	356	408
Other current liabilities	1,575	1,767
Liabilities held for sale	7	55
Total current liabilities	7,972	7,503
Long-term debt	29,803	30,770
Deferred income taxes	12,161	12,202
Accrued postemployment costs	308	306
Other non-current liabilities	1,483	902
TOTAL LIABILITIES	51,727	51,683
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interest	2	3
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,224 shares issued and 1,220 shares outstanding at March 30, 2019; 1,224 shares issued and 1,220 shares outstanding at December 29, 2018)	12	12
Additional paid-in capital	58,252	58,723
Retained earnings/(deficit)	(4,586)	(4,853)
Accumulated other comprehensive income/(losses)	(1,684)	(1,943)
Treasury stock, at cost (4 shares at March 30, 2019 and December 29, 2018)	(291)	(282)
Total shareholders' equity	51,703	51,657
Noncontrolling interest	130	118
TOTAL EQUITY	51,833	51,775
TOTAL LIABILITIES AND EQUITY	$103,562	$103,461

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 29, 2018	$12	$58,723	$(4,853)	$(1,943)	$(282)	$118	$51,775
Net income/(loss) excluding redeemable noncontrolling interest	—	—	405	—	—	—	405
Other comprehensive income/(loss)	—	—	—	123	—	12	135
Dividends declared-common stock ($0.40 per share)	—	(488)	—	—	—	—	(488)
Cumulative effect of accounting standards adopted in the period	—	—	(136)	136	—	—	—
Exercise of stock options, issuance of other stock awards, and other	—	17	(2)	—	(9)	—	6
Balance at March 30, 2019	$12	$58,252	$(4,586)	$(1,684)	$(291)	$130	$51,833

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2017	$12	$58,634	$8,495	$(1,054)	$(224)	$207	$66,070
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,003	—	—	5	1,008
Other comprehensive income/(loss)	—	—	—	79	—	(5)	74
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period	—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other	—	22	(7)	—	(16)	—	(1)
Balance at March 31, 2018 (As Restated)	$12	$58,656	$8,634	$(975)	$(240)	$207	$66,294

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	March 30, 2019	March 31, 2018
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$404	$1,003
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	239	227
Amortization of postretirement benefit plans prior service costs/(credits)	(77)	(106)
Equity award compensation expense	9	7
Deferred income tax provision/(benefit)	(67)	(46)
Postemployment benefit plan contributions	(13)	(22)
Goodwill and intangible asset impairment losses	620	—
Nonmonetary currency devaluation	4	47
Loss/(gain) on sale of business	(246)	—
Other items, net	(64)	(22)
Changes in current assets and liabilities:
Trade receivables	116	(712)
Inventories	(488)	(312)
Accounts payable	64	(85)
Other current assets	14	26
Other current liabilities	(211)	403
Net cash provided by/(used for) operating activities	304	408
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	—	436
Capital expenditures	(249)	(223)
Payments to acquire business, net of cash acquired	(200)	(215)
Proceeds from sale of business, net of cash disposed	640	—
Other investing activities, net	(14)	6
Net cash provided by/(used for) investing activities	177	4
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1)	(6)
Proceeds from issuance of commercial paper	377	1,524
Repayments of commercial paper	(377)	(1,006)
Dividends paid	(488)	(897)
Other financing activities, net	(15)	14
Net cash provided by/(used for) financing activities	(504)	(371)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11)	(10)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(34)	31
Balance at beginning of period	1,136	1,769
Balance at end of period	$1,102	$1,800

NON-CASH INVESTING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$—	$613
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Notes to Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
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
The condensed consolidated balance sheet data at December 29, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These statements should be read in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 29, 2018. The results for interim periods are not necessarily indicative of future or annual results.
Principles of Consolidation
The consolidated financial statements include Kraft Heinz and all of our controlled subsidiaries. All intercompany transactions are eliminated.
Reportable Segments
We manage and report our operating results through four segments. We have three reportable segments defined by geographic region: United States, Canada, and Europe, Middle East, and Africa (“EMEA”). Our remaining businesses are combined and disclosed as “Rest of World.” Rest of World comprises two operating segments: Latin America and Asia Pacific (“APAC”).
Use of Estimates
We prepare our condensed consolidated financial statements in accordance with U.S. GAAP, which requires us to make accounting policy elections, estimates, and assumptions that affect the reported amount of assets, liabilities, reserves, and expenses. These accounting policy elections, estimates, and assumptions are based on our best estimates and judgments. We evaluate our policy elections, estimates, and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We believe these estimates to be reasonable given the current facts available. We adjust our policy elections, estimates, and assumptions when facts and circumstances dictate. Market volatility, including foreign currency exchange rates, increases the uncertainty inherent in our estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our condensed consolidated financial statements.
Reclassifications
We made reclassifications to certain previously reported financial information to conform to our current period presentation.
Held for Sale
We previously announced our plans to divest certain assets and operations in Canada. At March 30, 2019 and December 29, 2018, we have classified the assets and liabilities related to this disposal group as held for sale in our condensed consolidated balance sheet. Additionally, at December 29, 2018, the assets and liabilities related to the Heinz India divestiture were classified as held for sale in our condensed consolidated balance sheet. The Heinz India Transaction closed on January 30, 2019. Our assets held for sale are included within current assets and our liabilities held for sale are included within current liabilities. See Note 5, Acquisitions and Divestitures, for additional information.

Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements
We have restated herein our condensed consolidated financial statements at March 31, 2018 and for the three months ended March 31, 2018. We have also restated impacted amounts within the accompanying footnotes to the condensed consolidated financial statements.
Restatement Background
As previously disclosed on February 21, 2019, we received a subpoena from the SEC in October 2018 related to our procurement area, specifically the accounting policies, procedures, and internal controls related to our procurement function, including, but not limited to, agreements, side agreements, and changes or modifications to agreements with our suppliers. Following the receipt of this subpoena, we, together with external counsel and forensic accountants, and subsequently, under the oversight of the Audit Committee of our Board of Directors (the “Audit Committee”), conducted an internal investigation into the procurement area and related matters. As a result of the findings from this internal investigation, which was completed prior to the filing of our Annual Report on Form 10-K for the year ended December 29, 2018 on June 7, 2019 and which identified that multiple employees in the procurement area engaged in misconduct, we corrected prior period misstatements that generally increased the total cost of products sold in prior financial periods. These misstatements principally related to the incorrect timing of when certain cost and rebate elements associated with supplier contracts and related arrangements were initially recognized.
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
Our internal investigation and review identified adjustments that resulted in an understatement of cost of products sold totaling $208 million, including misstatements of $175 million relating to the periods up through September 29, 2018 that were restated in our Annual Report on Form 10-K for the year ended December 29, 2018. The misstatements of cost of products sold related to our internal investigation and review were $22 million for the nine months ended September 29, 2018, including a $4 million overstatement for the first quarter and understatements of $13 million for the second quarter and $13 million for the third quarter. We do not believe that the misstatements are quantitatively material to any period presented in our prior financial statements. However, due to the qualitative nature of the matters identified in our internal investigation, including the number of years over which the misconduct occurred and the number of transactions, suppliers, and procurement employees involved, we determined that it would be appropriate to correct the misstatements in our previously issued annual and interim consolidated financial statements by restating such financial statements. The restatement also included corrections for additional identified out-of-period and uncorrected misstatements in the impacted periods.
Accordingly, we have restated herein our unaudited condensed consolidated financial statements at March 31, 2018 and for the three months ended March 31, 2018, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. In addition to the misstatements related to the supplier contracts and related arrangements, including the misstatements related to lease classification described in restatement reference (b) below, we corrected additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our condensed consolidated financial statements. These misstatements were related to balance sheet misclassifications, income taxes, impairments, and other misstatements, all of which are described in more detail in restatement references (c) through (f) below.

Description of Misstatements
Misstatements Associated with Supplier Contracts and Related Arrangements
(a) Supplier Rebates
We recorded adjustments to correct the misstatements found as a result of the internal investigation related to procurement described above. In connection with the internal investigation, we also conducted a comprehensive review of supplier contracts and related arrangements to identify other potential misstatements in the timing of the recognition of supplier rebates, incentive payments, and pricing arrangements. The review identified further misstatements, which we also investigated and have been unable to conclude if they resulted from the misconduct described above. These misstatements were primarily related to certain supplier contracts and related arrangements where the allocation of value of all or a portion of rebates and up-front payments to contractual elements in the current period should have been deferred and recognized over an applicable contractual period. We corrected these misstatements to defer the up-front consideration from suppliers when the retention or receipt of that consideration was contingent upon future events and to correctly recognize the consideration as a reduction of cost of products sold over the terms of the arrangements with the suppliers. The impacts of the supplier rebate misstatements are discussed in restatement reference (a) throughout this note.
(b) Capital Leases
As part of our review of supplier contracts and related arrangements in connection with the internal investigation, we evaluated additional elements of such arrangements, including the classification of embedded lease provisions as capital or operating. We had initially classified certain embedded lease provisions as capital leases and allocated their fixed consideration to the lease components. As a result of our analysis, and also taking into consideration, among other elements, the total value of supplier contracts and related arrangements, we determined that the classification of the embedded lease element for certain contracts should have been classified as an operating lease instead of a capital lease. In addition, we identified certain arrangements that were improperly accounted for as embedded capital leases. The impacts of the capital lease misstatements are discussed in restatement reference (b) throughout this note.
Additional Misstatements
(c) Balance Sheet Misclassifications
We recorded adjustments to recognize certain balance sheet misclassifications in the correct period. These adjustments primarily related to the classification of state income taxes and the classification of products held at co-packer locations. The impacts of the balance sheet misclassifications are discussed in restatement reference (c) throughout this note.
(d) Income Taxes
We recorded adjustments to recognize certain income tax items in the correct period, primarily deferred tax adjustments related to a Brazilian subsidiary, as well as return-to-provision adjustments and various other misclassifications. The income tax impacts of all misstatements outside of this category are included in their respective misstatement categories. The impacts of income tax misstatements are discussed in restatement reference (d) throughout this note.
(e) Impairments
We recorded adjustments to recognize certain non-cash impairment losses in the correct period. In 2018, we had determined that a definite-lived intangible asset had been impaired in the fourth quarter of 2016 due to a license termination in that period and recorded an out-of-period correction to recognize the non-cash impairment loss. The impacts of the impairment misstatements are discussed in restatement reference (e) throughout this note.
(f) Other
We recorded adjustments to correct other identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our condensed consolidated financial statements. These other misstatements were primarily related to structured payable and product financing arrangements, inventory write-offs, certain accrued liabilities, and other misstatements within net sales and certain income tax and balance sheet accounts. The impacts of the other misstatements are discussed in restatement reference (f) throughout this note.

Description of Restatement Tables
Below, we have presented a reconciliation from the as previously reported to the restated values for each of our condensed consolidated financial statements at March 31, 2018 and for the three months ended March 31, 2018. The values as previously reported were derived from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018.

The Kraft Heinz Company
Condensed Consolidated Statement of Income
(in millions, except per share data)

	For the Three Months Ended March 31, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Net sales	$6,304	$—		$6,304
Cost of products sold	4,059	(19)	(a)(b)(f)	4,040
Gross profit	2,245	19		2,264
Selling, general and administrative expenses, excluding impairment losses	764	—		764
Goodwill impairment losses	—	—		—
Intangible asset impairment losses	—	—	(e)	—
Selling, general and administrative expenses	764	—		764
Operating income/(loss)	1,481	19		1,500
Interest expense	317	—	(b)(f)	317
Other expense/(income)	(90)	—		(90)
Income/(loss) before income taxes	1,254	19		1,273
Provision for/(benefit from) income taxes	261	9	(a)(b)(d)(e)(f)	270
Net income/(loss)	993	10		1,003
Net income/(loss) attributable to noncontrolling interest	—	—		—
Net income/(loss) attributable to common shareholders	$993	$10		$1,003
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.81	$0.01		$0.82
Diluted earnings/(loss)	0.81	0.01		0.82
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
(c) Balance Sheet Misclassifications—None.
(d) Income Taxes—The correction of these misstatements resulted in an increase to provision for income taxes of $5 million for the three months ended March 31, 2018.
(e) Impairments—The correction of these misstatements resulted in a decrease to selling, general and administrative expenses (“SG&A”) of less than $1 million and an increase to provision for income taxes of less than $1 million for the three months ended March 31, 2018.
(f) Other—The correction of these misstatements resulted in a decrease to cost of products sold of $15 million, a decrease to interest expense of less than $1 million, and an increase to provision for income taxes of $3 million for the three months ended March 31, 2018.

The Kraft Heinz Company
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	For the Three Months Ended March 31, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Net income/(loss)	$993	$10	(a)(b)(d)(e)(f)	$1,003
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	197	—	(b)(d)	197
Net deferred gains/(losses) on net investment hedges	(74)	—		(74)
Net deferred gains/(losses) on cash flow hedges	22	—		22
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(13)	—		(13)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(58)	—		(58)
Total other comprehensive income/(loss)	74	—		74
Total comprehensive income/(loss)	1,067	10		1,077
Comprehensive income/(loss) attributable to noncontrolling interest	(5)	—		(5)
Comprehensive income/(loss) attributable to Kraft Heinz	$1,072	$10		$1,082

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

The Kraft Heinz Company
Condensed Consolidated Balance Sheet
(in millions, except per share data)

	March 31, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Cash and cash equivalents	$1,794	$—		$1,794
Trade receivables (net of allowances of $24 at March 31, 2018)	1,044	—		1,044
Sold receivables	530	—		530
Income taxes receivable	150	(29)	(a)(b)(c)(d)(f)	121
Inventories	3,144	(55)	(c)(f)	3,089
Prepaid expenses	367	—		367
Other current assets	408	18	(a)(c)(f)	426
Total current assets	7,437	(66)		7,371
Property, plant and equipment, net	7,267	(122)	(b)(f)	7,145
Goodwill	44,843	1	(f)	44,844
Intangible assets, net	59,600	(17)	(e)	59,583
Other non-current assets	1,640	—		1,640
TOTAL ASSETS	$120,787	$(204)		$120,583
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$1,001	$2	(f)	$1,003
Current portion of long-term debt	2,742	(27)	(b)(f)	2,715
Trade payables	4,241	(93)	(f)	4,148
Accrued marketing	567	9	(f)	576
Interest payable	345	—		345
Other current liabilities	1,433	67	(a)(c)(d)(f)	1,500
Total current liabilities	10,329	(42)		10,287
Long-term debt	28,561	(96)	(b)(f)	28,465
Deferred income taxes	14,085	21	(a)(d)(e)(f)	14,106
Accrued postemployment costs	400	—		400
Other non-current liabilities	949	74	(a)	1,023
TOTAL LIABILITIES	54,324	(43)		54,281
Commitments and Contingencies
Redeemable noncontrolling interest	8	—		8
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,222 shares issued and 1,219 shares outstanding at March 31, 2018)	12	—		12
Additional paid-in capital	58,733	(77)	(c)	58,656
Retained earnings/(deficit)	8,718	(84)	(a)(b)(c)(d)(e)(f)	8,634
Accumulated other comprehensive income/(losses)	(975)	—	(b)(d)	(975)
Treasury stock, at cost (3 shares at March 31, 2018)	(240)	—		(240)
Total shareholders' equity	66,248	(161)		66,087
Noncontrolling interest	207	—		207
TOTAL EQUITY	66,455	(161)		66,294
TOTAL LIABILITIES AND EQUITY	$120,787	$(204)		$120,583

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
(c) Balance Sheet Misclassifications—The correction of these misstatements resulted in a decrease to income taxes receivable of $28 million, a decrease to inventories of $53 million, an increase other current assets of $53 million, a decrease to other current liabilities of $28 million, a decrease to additional paid-in capital of $77 million and an increase to retained earnings of $77 million at March 31, 2018.
(d) Income Taxes—The correction of these misstatements resulted in a decrease to income taxes receivable of less than $1 million, a decrease to other current liabilities of $29 million, an increase to deferred income taxes of $59 million, a decrease to retained earnings of $30 million, and a decrease to accumulated other comprehensive losses of less than $1 million at March 31, 2018.
(e) Impairments—The correction of these misstatements resulted in a decrease to intangible assets, net of $17 million, a decrease to deferred income taxes of $4 million, and a decrease to retained earnings of $13 million at March 31, 2018.
(f) Other—The correction of these misstatements resulted in an increase to income taxes receivable of less than $1 million, a decrease to inventories of $2 million, a decrease to other current assets of $27 million, a decrease to property, plant and equipment, net of $2 million, an increase to goodwill of $1 million, an increase to commercial paper and other short term debt of $2 million, a decrease to current portion of long-term debt of $2 million, a decrease to trade payables of $93 million, an increase to accrued marketing of $9 million, an increase to other current liabilities of $61 million, an increase to long-term debt of less than $1 million, an increase to deferred income taxes of $1 million, and a decrease to retained earnings of $8 million at March 31, 2018.
The cumulative effect of misstatements corrected in periods prior to December 31, 2017 resulted in a reduction to retained earnings of $94 million. The correction of misstatements in the three months ended March 31, 2018 resulted in an increase to retained earnings of $10 million. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2018
(in millions, except per share data)

	Restatement Reference	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
As Previously Reported
Balance at December 30, 2017		$12	$58,711	$8,589	$(1,054)	$(224)	$207	$66,241
Net income/(loss) excluding redeemable noncontrolling interest		—	—	993	—	—	5	998
Other comprehensive income/(loss) excluding redeemable noncontrolling interest		—	—	—	79	—	(5)	74
Dividends declared-common stock ($0.625 per share)		—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period		—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other		—	22	(7)	—	(16)	—	(1)
Balance at March 31, 2018		$12	$58,733	$8,718	$(975)	$(240)	$207	$66,455
Restatement Impacts
Balance at December 30, 2017		$—	$(77)	$(94)	$—	$—	$—	$(171)
Net income/(loss) excluding redeemable noncontrolling interest	(a)(b)(d)(e)(f)	—	—	10	—	—	—	10
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	(b)(d)	—	—	—	—	—	—	—
Dividends declared-common stock ($0.625 per share)		—	—	—	—	—	—	—
Cumulative effect of accounting standards adopted in the period		—	—	—	—	—	—	—
Exercise of stock options, issuance of other stock awards, and other		—	—	—	—	—	—	—
Balance at March 31, 2018		$—	$(77)	$(84)	$—	$—	$—	$(161)
As Restated
Balance at December 30, 2017		$12	$58,634	$8,495	$(1,054)	$(224)	$207	$66,070
Net income/(loss) excluding redeemable noncontrolling interest		—	—	1,003	—	—	5	1,008
Other comprehensive income/(loss) excluding redeemable noncontrolling interest		—	—	—	79	—	(5)	74
Dividends declared-common stock ($0.625 per share)		—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period		—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other		—	22	(7)	—	(16)	—	(1)
Balance at March 31, 2018		$12	$58,656	$8,634	$(975)	$(240)	$207	$66,294

See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the three months ended March 31, 2018 sections above.

The Kraft Heinz Company
Consolidated Statement of Cash Flows
(in millions)

	For the Three Months Ended March 31, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$993	$10	(a)(b)(d)(e)(f)	$1,003
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	234	(7)	(b)(f)	227
Amortization of postretirement benefit plans prior service costs/(credits)	(106)	—		(106)
Equity award compensation expense	7	—		7
Deferred income tax provision/(benefit)	(47)	1	(a)(d)(e)	(46)
Postemployment benefit plan contributions	(22)	—		(22)
Goodwill and intangible asset impairment losses	—	—	(e)	—
Nonmonetary currency devaluation	47	—		47
Other items, net	5	(27)	(a)(f)	(22)
Changes in current assets and liabilities:
Trade receivables	(712)	—		(712)
Inventories	(312)	—	(c)(f)	(312)
Accounts payable	(69)	(16)	(f)	(85)
Other current assets	9	17	(a)(c)(f)	26
Other current liabilities	386	17	(a)(b)(d)(f)	403
Net cash provided by/(used for) operating activities	413	(5)		408
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	436	—		436
Capital expenditures	(223)	—		(223)
Payments to acquire business, net of cash acquired	(215)	—		(215)
Other investing activities, net	6	—		6
Net cash provided by/(used for) investing activities	4	—		4
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(11)	5	(b)(f)	(6)
Proceeds from issuance of commercial paper	1,524	—		1,524
Repayments of commercial paper	(1,006)	—		(1,006)
Dividends paid - common stock	(897)	—		(897)
Other financing activities, net	14	—		14
Net cash provided by/(used for) financing activities	(376)	5		(371)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	—		(10)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	31	—		31
Balance at beginning of period	1,769	—		1,769
Balance at end of period	$1,800	$—		$1,800
NON-CASH INVESTING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$613	$—		$613

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
Note 3. Significant Accounting Policies
The following significant accounting policy was updated in the first quarter of 2019 to reflect changes upon adoption of ASU 2016-02. There were no other changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.
Leases:
We determine whether a contract is or contains a lease at contract inception based on the presence of identified assets and our right to obtain substantially all of the economic benefit from or to direct the use of such assets. When we determine a lease exists, we record a right-of-use (“ROU”) asset and corresponding lease liability on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at lease commencement date based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
We do not record lease contracts with a term of 12 months or less on our consolidated balance sheets.
We recognize fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, we recognize amortization expense on the ROU asset and interest expense on the lease liability over the lease term.
We have lease agreements with non-lease components that relate to the lease components (e.g., common area maintenance such as cleaning or landscaping, insurance, etc.). We account for each lease and any non-lease components associated with that lease as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease costs.
Some leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs.
Our lease agreements do not include significant restrictions or covenants, and residual value guarantees are generally not included within our operating leases.

Note 4. New Accounting Standards
Accounting Standards Adopted in the Current Year
Leases:
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2016-02 to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The updated guidance requires lessees to reflect the majority of leases on their balance sheets as assets and obligations. This ASU became effective beginning in the first quarter of our fiscal year 2019. We adopted this ASU in the first quarter of 2019 using a modified retrospective transition method and elected the following practical expedients: (i) the optional transition method that allows us to apply the guidance at the adoption date and recognize any adjustments that result from applying Accounting Standards Codification (“ASC”) Topic 842, Leases, to existing leases as a cumulative-effect adjustment to the opening balance of retained earnings/(deficit) in the period of adoption (i.e., the effective date); (ii) the package of practical expedients that allows us to carry forward our determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard; (iii) the land easement option, which allows us to continue to use prior accounting conclusions reached in our accounting for land easements; and (iv) the short-term lease exemption whereby we will not record an asset or liability for short-term leases. The most significant impact of adoption on our condensed consolidated financial statements was the recognition of ROU assets and lease liabilities for operating leases. Our accounting for finance leases remained substantially unchanged. Upon adoption, we had total lease assets of $821 million and total lease liabilities of $887 million. The adoption of this ASU did not result in a cumulative-effect adjustment to the opening balance of retained earnings/(deficit) and did not impact our condensed consolidated statements of income or our cash flows. See Note 3, Significant Accounting Policies, for our lease accounting policy and Note 18, Leases, for additional information related to our lease arrangements.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income:
In February 2018, the FASB issued ASU 2018-02 related to reclassifying tax effects stranded in accumulated other comprehensive income/(losses) because of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) enacted on December 22, 2017. U.S. Tax Reform reduced the U.S. federal corporate tax rate from 35.0% to 21.0%. ASC Topic 740, Income Taxes, requires the remeasurement of deferred tax assets and liabilities as a result of such changes in tax laws or rates to be presented in net income/(loss) from continuing operations. However, the related tax effects of such deferred tax assets and liabilities may have been originally recorded in other comprehensive income/(loss). This ASU allows companies to reclassify such stranded tax effects from accumulated other comprehensive income/(losses) to retained earnings/(deficit). This reclassification adjustment is optional, and if elected, may be applied either to the period of adoption or retrospectively to the period(s) impacted by U.S. Tax Reform. Additionally, this ASU requires companies to disclose the policy election for stranded tax effects as well as the general accounting policy for releasing income tax effects from accumulated other comprehensive income/(losses). This ASU became effective beginning in the first quarter of our fiscal year 2019. We adopted this ASU on the first day of our fiscal year 2019 and made the policy election to reclassify stranded tax effects from accumulated other comprehensive income/(losses) to retained earnings/(deficit) in the period of adoption. The impact of this policy election was an increase to retained earnings/(deficit) and a corresponding decrease to accumulated other comprehensive income/(losses) of $136 million. We generally release income tax effects from accumulated other comprehensive income/(losses) when the entire portfolio of the item giving rise to the tax effect is disposed of, liquidated, or terminated.
Accounting Standards Not Yet Adopted
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

Fair Value Measurement Disclosures:
In August 2018, the FASB issued ASU 2018-13 related to fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for determining that a transfer has occurred, and valuation processes for Level 3 fair value measurements. Additionally, this ASU modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of investee assets (by removing the timing requirement in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income/(loss) and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption of the guidance in whole is permitted. Alternatively, companies may early adopt removed or modified disclosures and delay adoption of the additional disclosures until their effective date. Certain of the amendments in this ASU must be applied prospectively upon adoption, while other amendments must be applied retrospectively upon adoption. We elected to early adopt the provisions related to removing disclosures in the fourth quarter of our fiscal year 2018 on a retrospective basis. Accordingly, we have removed certain disclosures from Note 12, Postemployment Benefits and Note 13, Financial Instruments, in our Annual Report on Form 10-K for the year ended December 29, 2018. There was no other impact to our financial statement disclosures as a result of early adopting the provisions related to removing disclosures. We are currently evaluating the disclosure impact of the provisions related to modifying and adding disclosures as well as the timing of adoption.
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
Note 5. Acquisitions and Divestitures
Acquisitions
Primal Acquisition:
On January 3, 2019 (the “Primal Acquisition Date”), we acquired 100% of the outstanding equity interests in Primal Nutrition, LLC (“Primal Nutrition”) (the “Primal Acquisition”), a better-for-you brand primarily focused on condiments, sauces, and dressings, with growing product lines in healthy snacks and other categories. The Primal Kitchen brand holds leading positions in the e-commerce and natural channels. The results of Primal Nutrition have been included in our condensed consolidated financial statements for the three months ended March 30, 2019. We have not included unaudited pro forma results, prepared in accordance with ASC 805, as if Primal Nutrition had been acquired as of December 31, 2017 (the first day of the first fiscal period presented), as it would not yield significantly different results.
The Primal Acquisition was accounted for under the acquisition method of accounting for business combinations. The total cash consideration paid for Primal Nutrition was $202 million. We utilized estimated fair values at the Primal Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Primal Acquisition is preliminary and subject to adjustment.

The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Primal Acquisition Date). The primary areas of accounting for the Primal Acquisition that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired, residual goodwill, and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, we will evaluate any additional information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Primal Acquisition Date, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the Primal Acquisition was (in millions):

Cash	$2
Other current assets	15
Identifiable intangible assets	66
Current liabilities	(6)
Net assets acquired	77
Goodwill on acquisition	125
Total consideration	$202

The Primal Acquisition preliminarily resulted in $125 million of non tax deductible goodwill relating principally to planned expansion of the Primal Kitchen brand into new channels and categories. This goodwill was preliminarily allocated to the United States segment as shown in Note 9, Goodwill and Intangible Assets.
The preliminary purchase price allocation to identifiable intangible assets acquired in the Primal Acquisition was:

	Fair Value (in millions of dollars)	Weighted Average Life (in years)
Definite-lived trademarks	$52.5	15
Customer-related assets	13.5	20
Total	$66.0

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
We used carrying values as of the Primal Acquisition Date to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at the Primal Acquisition Date.
Cerebos Acquisition:
On March 9, 2018 (the “Cerebos Acquisition Date”), we acquired 100% of the outstanding equity interests in Cerebos Pacific Limited (“Cerebos”) (the “Cerebos Acquisition”), an Australian food and beverage company.
The Cerebos Acquisition was accounted for under the acquisition method of accounting for business combinations. The total cash consideration paid for Cerebos was $244 million. We utilized estimated fair values at the Cerebos Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. Such allocation was final as of December 29, 2018.
See Note 5, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2018 for the final purchase price allocation, valuation methodology, and other information related to the Cerebos Acquisition.
Related to these acquisitions, we incurred aggregate deal costs of $2 million for the three months ended March 30, 2019 and $9 million for the three months ended March 31, 2018. We recognized these deal costs in SG&A.

Divestitures
Heinz India Transaction:
In October 2018, we entered into a definitive agreement with two third-parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”), to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) for approximately 46 billion Indian rupees (approximately $655 million at January 30, 2019) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we transferred to the Buyers, among other assets and operations, our global intellectual property rights to several brands, including Complan, Glucon-D, Nycil, and Sampriti. Our core brands (i.e., Heinz and Kraft) were not transferred. The Heinz India Transaction closed on January 30, 2019 (the “Heinz India Closing Date”). We recognized a pre-tax gain of $246 million, which was included in other expense/(income) for the three months ended March 30, 2019.
The components of the pre-tax gain were as follows (in millions):

Proceeds	$655
Less investment in Heinz India	(355)
Recognition of tax indemnification	(48)
Other	(6)
Pre-tax gain on sale of Heinz India	$246

In connection with the Heinz India Transaction we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to the Heinz India Closing Date, including taxes for which we are liable as a result of any transaction that occurred on or before such date. To determine the fair value of our tax indemnity we made various assumptions, including the range of potential dates the tax matters will be resolved, the range of potential future cash flows, the probabilities associated with potential resolution dates and potential future cash flows, and the discount rate. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million, including $18 million in other current liabilities and $30 million in other non-current liabilities on our condensed consolidated balance sheet at March 30, 2019. We also recorded a corresponding $48 million reduction of the gain on the Heinz India Transaction within other expense/(income) in our condensed consolidated statement of income for the three months ended March 30, 2019. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale for the Heinz India Transaction.
The other component of the pre-tax gain on the sale of Heinz India in the table above primarily related to losses on net investment hedges of our investment in Heinz India, which were settled in the current period. These losses were recorded in other expense/(income) for the three months ended March 30, 2019.
Canada Natural Cheese Transaction:
In November 2018, we entered into a definitive agreement with Parmalat SpA (“Parmalat”) to sell certain assets in our natural cheese portfolio in Canada for approximately 1.6 billion Canadian dollars (approximately $1.2 billion at March 30, 2019) (the “Canada Natural Cheese Transaction”). In connection with the Canada Natural Cheese Transaction, we will transfer certain assets to Parmalat, including the intellectual property rights to Cracker Barrel in Canada and P’Tit Quebec globally. The Canada Natural Cheese Transaction closed on July 2, 2019. We expect to recognize a gain on this transaction in the third quarter of 2019. We have presented the assets and liabilities related to the Canada Natural Cheese Transaction as held for sale on the consolidated balance sheet at March 30, 2019 and December 29, 2018. This divestiture is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it will not be reported as discontinued operations.
We incurred aggregate deal costs related to these divestitures of $6 million for the three months ended March 30, 2019. We recognized these deal costs in SG&A.

Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	March 30, 2019	December 29, 2018
ASSETS
Inventories	$86	$92
Property, plant and equipment, net	92	139
Goodwill	507	669
Intangible assets, net	336	437
Other	5	39
Total assets held for sale	$1,026	$1,376
LIABILITIES
Total liabilities held for sale	$7	$55

The change in assets and liabilities held for sale during the three months ended March 30, 2019 was primarily related to the Heinz India Transaction closing on January 30, 2019.
Note 6. Restructuring Activities
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
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. As of March 30, 2019, related to these programs, we expect to eliminate approximately 400 positions, 100 of which were eliminated in the first quarter of 2019. These programs resulted in expenses of $27 million during the three months ended March 30, 2019, including $1 million of severance and employee benefit costs, $9 million of non-cash asset-related costs, $15 million of other implementation costs, and $2 million of other exit costs. Restructuring expenses totaled $32 million for the three months ended March 31, 2018.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 29, 2018	$32	$33	$65
Charges/(credits)	1	2	3
Cash payments	(9)	(2)	(11)
Balance at March 30, 2019	$24	$33	$57
(a) Other exit costs primarily consist of lease and contract terminations.

We expect the liability for severance and employee benefit costs as of March 30, 2019 to be paid by the end of 2019. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2019 and 2026.
Integration Program:
At the end of 2017, we had substantially completed our multi-year program announced following the merger of Kraft Foods Group, Inc. with and into a wholly-owned subsidiary of H. J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”) (the “Integration Program”), which was designed to reduce costs and integrate and optimize our combined organization, primarily in the U.S. and Canada segments.
We incurred pre-tax costs related to the Integration Program of $58 million during the three months ended March 31, 2018. No such expenses were incurred during the three months ended March 30, 2019.
Total Expenses:
Total expense/(income) related to restructuring activities, including the Integration Program, by income statement caption, were (in millions):

	For the Three Months Ended
	March 30, 2019	March 31, 2018
		(As Restated)
Severance and employee benefit costs - COGS	$—	$16
Severance and employee benefit costs - SG&A	1	5
Asset-related costs - COGS	2	20
Asset-related costs - SG&A	7	—
Other costs - COGS	7	42
Other costs - SG&A	10	7
	$27	$90
We do not include our restructuring activities, including the Integration Program, within Segment Adjusted EBITDA (as defined in Note 20, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended
	March 30, 2019	March 31, 2018
United States	$19	$52
Canada	2	3
EMEA	3	21
Rest of World	1	—
General corporate expenses	2	14
	$27	$90

Note 7. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	March 30, 2019	December 29, 2018
Cash and cash equivalents	$1,096	$1,130
Restricted cash included in other current assets	1	1
Restricted cash included in other non-current assets	5	5
Cash, cash equivalents, and restricted cash	$1,102	$1,136

Note 8. Inventories
Inventories consisted of the following (in millions):

	March 30, 2019	December 29, 2018
Packaging and ingredients	$614	$510
Work in process	350	343
Finished product	2,154	1,814
Inventories	$3,118	$2,667

At March 30, 2019 and December 29, 2018, inventories excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information.
Note 9. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	Canada	EMEA	Rest of World	Total
Balance at December 29, 2018	$29,597	$2,438	$3,074	$1,394	$36,503
Impairment losses	—	—	(286)	(334)	(620)
Acquisitions	125	—	—	—	125
Translation adjustments and other	1	53	16	13	83
Balance at March 30, 2019	$29,723	$2,491	$2,804	$1,073	$36,091

In the first quarter of 2019, we completed the acquisition of Primal Nutrition. Additionally, at March 30, 2019 and December 29, 2018, goodwill excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information related to this acquisition, as well as amounts held for sale.
We maintain 19 reporting units, 13 of which comprise our goodwill balance. These 13 reporting units had an aggregate carrying amount of $36.1 billion as of March 30, 2019. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
In connection with the preparation of the first quarter financial statements, which occurred concurrently with the preparation of the second quarter financial statements due to the delay in the filing of our Annual Report on Form 10-K for the year ended December 29, 2018, we concluded that it was more likely than not that the fair values of three of our 19 reporting units (EMEA East, Brazil and Latin America Exports) were below their carrying amounts. The factors that led to this conclusion included: (i) changes in management structure which triggered the reorganization of the EMEA East and Latin America Exports reporting units in the first quarter; (ii) new management in certain of these reporting units coupled with the development of our five-year operating plan assumptions for each of these reporting units in the first quarter, which established revised expectations and priorities for the coming years in response to current market factors, such as lower revenue growth and margin expectations; (iii) increases in discount rates used to value reporting units in these regions due to expectations of increased risk in these emerging markets; and (iv) fluctuations in forecasted foreign exchange rates in certain countries.
We recognized a non-cash impairment loss of $620 million in SG&A in the first quarter of 2019 related to the three reporting units noted above that are contained within our EMEA and Rest of World segments. We determined the factors contributing to the impairment loss were the result of circumstances that arose during the first quarter of 2019.
We recognized a $286 million impairment loss in our EMEA East reporting unit within our EMEA segment. In the first quarter of 2019, we reorganized our reporting units to combine Russia, Poland, Middle East, and Distributors operations into the EMEA East reporting unit as a result of changing our management structure. Following this reorganization, we established a new management team in the region at the beginning of 2019 that developed a new five-year operating plan for the region, which established a revised downward outlook for net sales, margin, and cash flows in response to lower expectations for margin and revenue growth opportunities in the region. As a result of this planning process, management revised its expectations downward in relation to the anticipated long-term impact of white space growth opportunities in MEA and the impact of discounter store growth in Russia. Additionally, there were declines in forecasted foreign exchange rates in the region. After the impairment, the goodwill carrying amount of the EMEA East reporting unit is approximately $144 million.

We recognized a $205 million impairment loss in our Brazil reporting unit within our Rest of World segment. During the first quarter, we observed lower than expected performance in launches of new products coupled with the de-listing of certain existing products as well as higher costs due to changes in our sourcing approach to support revenue growth plans. We developed a new five-year operating plan for the region in the first quarter of 2019, which produced a revised outlook for net sales and margins in contemplation of these events and after considering their potential long-term impacts. Additionally, there were declines in forecasted foreign exchange rates in the region. The impairment of the Brazil reporting unit represents all of the goodwill of that reporting unit.
We recognized a $129 million impairment loss in our Latin America Exports reporting unit within our Rest of World segment. In the first quarter of 2019, we reorganized our reporting units to combine Puerto Rico and our Other Latin America Exports business with Costa Rica, Panama, Colombia, Argentina, and Andinos operations (which were part of the previously fully impaired Other Latin America reporting unit and thus had previously been identified as having a fair value less than carrying amount) into the Latin America Exports reporting unit as a result of changing our management structure. We developed a new five-year operating plan for the region in the first quarter of 2019, which produced a revised downward outlook for net sales and margins and adjusted cash flow forecasts to reflect lower expectations in the market, higher costs associated with changes in our sourcing approach, and increased investments in the business to support growth in these emerging markets. After the impairment, the goodwill carrying amount of the Latin America Exports reporting unit is approximately $297 million.
We performed our 2019 annual impairment test as of March 31, 2019, which is the first day of our second quarter in 2019 (this was performed concurrently with the preparation of the first and second quarter 2019 financial statements due to the delay in the filing of our Annual Report on Form 10-K for the year ended December 29, 2018). We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Through the performance of the 2019 annual impairment test, we identified an impairment related to the U.S. Refrigerated reporting unit. This impairment was primarily due to an increase in the discount rate assumption used for the fair value estimation. The increase in the discount rate was applied to reflect a market participants’ perceived risk in the valuation implied by the sustained reduction in our stock price and, hence, market capitalization (which decreased approximately 25% from December 29, 2018 to the March 31, 2019 annual impairment test date and sustained this decline through June 29, 2019). Since this valuation assumption change was made in connection with the annual impairment test in the second quarter of 2019 and was not indicative of events or conditions that would have constituted a triggering event during the first quarter of 2019, we will record a non-cash impairment loss of $118 million in SG&A in the second quarter of 2019 within our United States segment. The goodwill carrying amount of this reporting unit will be $7.0 billion after the impairment.
Accumulated impairment losses to goodwill were $7.6 billion at March 30, 2019.
The goodwill carrying amounts associated with an additional six reporting units, which each had excess fair value over its carrying amount of 10% or less based on the results of our 2019 annual impairment assessment, were $18.6 billion for U.S. Grocery, $3.9 billion for U.S. Foodservice, $2.1 billion for Canada Retail, $370 million for Australia and New Zealand, $368 million for Canada Foodservice, and $83 million for Northeast Asia as of the impairment test date. The goodwill carrying amount associated with one additional reporting unit, which had excess fair value over its carrying amount between 10-20%, was $593 million for Continental Europe as of the impairment test date. The aggregate goodwill carrying amount of reporting units with fair value over carrying amount between 20-50% was $2.4 billion as of the impairment test date, and there were no reporting units with fair value over carrying amount in excess of 50%.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our reporting units might become impaired in the future. Our reporting units that were impaired in 2018 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units that have 20% or less excess fair value over carrying amount as of the 2019 annual impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of the 2019 annual impairment test date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 29, 2018	$43,966
Impairment losses	—
Reclassified to assets held for sale	(9)
Translation adjustments	104
Balance at March 30, 2019	$44,061

At March 30, 2019 and December 29, 2018, indefinite-lived intangible assets excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information on amounts held for sale.
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $44.1 billion as of March 30, 2019. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount.
We performed our 2019 annual impairment test as of March 31, 2019, which is the first day of our second quarter in 2019. As a result of our 2019 annual impairment test, we will record a non-cash impairment loss of $474 million in SG&A in the second quarter of 2019 primarily related to six brands (Miracle Whip, Velveeta, Lunchables, Maxwell House, Philadelphia, and Cool Whip). This impairment loss was recorded in our United States segment, consistent with the ownership of the trademarks. The impairment for these brands was largely due to an increase in the discount rate assumptions used for the fair value estimations. The increase in the discount rate was applied to reflect a market participants’ perceived risk in the valuation implied by the sustained reduction in our stock price and, hence, market capitalization (which decreased approximately 25% from December 29, 2018 to the March 31, 2019 annual impairment test date and sustained this decline through June 29, 2019).
For Miracle Whip and Maxwell House, the reduction in fair value was also driven by lower expectations of near and long-term net sales growth that were adjusted in the second quarter of 2019 due to anticipated trends in consumer preferences. For Lunchables, the reduction in fair value was also due to lower forecasted net sales and royalty rate assumptions associated with lower profit margin expectations driven by pricing actions at certain customers. For Velveeta, Philadelphia, and Cool Whip, no assumption changes other than the discount rate had a meaningful impact on the estimated fair value of brands. Since these valuation assumption changes were made in connection with the annual impairment test in the second quarter of 2019 and were not indicative of events or conditions that would have constituted a triggering event during the first quarter of 2019, we recorded the non-cash impairment loss in the second quarter of 2019. These brands had an aggregate carrying value of $13.5 billion prior to this impairment and will have an aggregate carrying value of $13.0 billion after impairment.
The aggregate carrying amount associated with an additional three brands (Kraft, Planters, and ABC), which each had excess fair value over its carrying amount of 10% or less, was $13.4 billion as of the impairment test date. The aggregate carrying amount of an additional three brands (Oscar Mayer, Jet Puffed, and Quero), which each had fair value over its carrying amount of between 10-20%, was $3.6 billion as of the impairment test date. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion, and the aggregate carrying amount of brands with fair value over carrying amount in excess of 50% was $9.3 billion as of the impairment test date.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our brands might become impaired in the future. Our brands that were impaired in 2018 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of the 2019 annual impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of the 2019 annual impairment test date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	March 30, 2019			December 29, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,516	$(429)	$2,087	$2,474	$(402)	$2,072
Customer-related assets	4,116	(724)	3,392	4,097	(681)	3,416
Other	15	(2)	13	18	(4)	14
	$6,647	$(1,155)	$5,492	$6,589	$(1,087)	$5,502

Amortization expense for definite-lived intangible assets was $76 million for the three months ended March 30, 2019 and $69 million for the three months March 31, 2018. Aside from amortization expense, the changes in definite-lived intangible assets from December 29, 2018 to March 30, 2019 primarily reflect additions of $66 million related to purchase accounting for Primal Nutrition and foreign currency. Definite-lived intangible assets at March 30, 2019 and December 29, 2018 excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information related to our acquisition of Primal Nutrition, as well as amounts held for sale.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $281 million for the next year and approximately $277 million for each of the four years thereafter.
Note 10. Income Taxes
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
Our effective tax rate was 34.9% for the three months ended March 30, 2019 compared to 21.3% for the three months ended March 31, 2018. The increase in our effective tax rate was primarily driven by the unfavorable impact of non-deductible goodwill impairments, partially offset by the favorable impact from the geographic mix of pre-tax income in various non-U.S. jurisdictions.
Note 11. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 29, 2018	18,259,965	$44.64
Forfeited	(243,779)	63.75
Exercised	(344,599)	23.29
Outstanding at March 30, 2019	17,671,587	44.80

The aggregate intrinsic value of stock options exercised during the period was $8 million for the three months ended March 30, 2019.

Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 29, 2018	2,338,958	$68.49
Granted	13,032	83.20
Forfeited	(52,441)	74.13
Vested	(470)	77.66
Outstanding at March 30, 2019	2,299,079	68.44

The aggregate fair value of RSUs that vested during the period was insignificant for the three months ended March 30, 2019.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 29, 2018	3,252,056	$59.24
Forfeited	(90,843)	62.70
Outstanding at March 30, 2019	3,161,213	59.14

Note 12. Postemployment Benefits
As a result of our failure to remain current in our reporting requirements with the SEC, we became ineligible to use Form S-8 registration statements. As a result, on April 23, 2019, the administrator of the Kraft Heinz Savings Plan and the Kraft Heinz Union Savings Plan (collectively, the “Plan”) issued a notice to Plan participants advising participants of a blackout period during which participants are prohibited from acquiring beneficial ownership of additional interests in The Kraft Heinz Company Stock Fund. If we are unable to become and remain current in our reporting requirements with the SEC, it restricts our ability to maintain The Kraft Heinz Company Stock Fund or issue other equity securities to our employees.
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
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Service cost	$2	$2	$4	$5
Interest cost	41	39	13	19
Expected return on plan assets	(57)	(63)	(37)	(48)
Amortization of unrecognized losses/(gains)	—	—	—	1
Special/contractual termination benefits	—	—	—	1
Net pension cost/(benefit)	$(14)	$(22)	$(20)	$(22)

We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.

Employer Contributions:
Related to our non-U.S. pension plans, we contributed $5 million during the three months ended March 30, 2019 and plan to make further contributions of approximately $10 million during the remainder of 2019. Related to our U.S. pension plans, we did not contribute during the three months ended March 30, 2019 and do not plan to make contributions during the remainder of 2019. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Service cost	$1	$2
Interest cost	12	11
Expected return on plan assets	(13)	(12)
Amortization of prior service costs/(credits)	(77)	(78)
Amortization of unrecognized losses/(gains)	(2)	—
Net postretirement cost/(benefit)	$(79)	$(77)

We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the three months ended March 30, 2019, we contributed $2 million to our postretirement benefit plans. We plan to make further contributions of approximately $13 million to our postretirement benefit plans during the remainder of 2019. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 13. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	March 30, 2019	December 29, 2018
Commodity contracts	$500	$478
Foreign exchange contracts	2,358	3,263
Cross-currency contracts	10,146	10,146

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	March 30, 2019
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$21	$11	$21	$11
Cross-currency contracts(b)	—	—	155	61	155	61
Derivatives not designated as hedging instruments:
Commodity contracts(c)	29	19	1	5	30	24
Foreign exchange contracts(a)	—	—	5	5	5	5
Cross-currency contracts(b)	—	—	502	60	502	60
Total fair value	$29	$19	$684	$142	$713	$161

(a)
At March 30, 2019, the fair value of our derivative assets was recorded in other current assets ($22 million) and other non-current assets ($4 million) the fair value of our derivative liabilities was recorded in other current liabilities ($15 million) and other non-current liabilities ($1 million).

(b)
At March 30, 2019, the fair value of our derivative assets was recorded in other current assets ($502 million) and other non-current assets ($155 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($60 million) and other non-current liabilities ($61 million).

(c)	The fair value of derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

	December 29, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$51	$26	$51	$26
Cross-currency contracts(b)	—	—	139	3	139	3
Derivatives not designated as hedging instruments:
Commodity contracts(a)	5	27	—	2	5	29
Foreign exchange contracts(a)	—	—	5	42	5	42
Cross-currency contracts(b)	—	—	557	119	557	119
Total fair value	$5	$27	$752	$192	$757	$219

(a)	The fair value of derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

(b)
The fair value of derivative assets was recorded in other current assets ($557 million) and other non-current assets ($139 million), and the fair value of derivative liabilities was recorded within other current liabilities ($119 million) and other non-current liabilities ($3 million).

Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $132 million at March 30, 2019 and $124 million at December 29, 2018. No significant amounts of collateral were received or posted on our derivative assets and liabilities at March 30, 2019.
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
Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
Net Investment Hedging:
At March 30, 2019, we had the following items designated as net investment hedges:

•	Non-derivative foreign denominated debt with principal amounts of €2,550 million and £400 million;

•	Cross-currency contracts with notional amounts of £1.0 billion ($1.4 billion), C$2.1 billion ($1.6 billion), and ¥9.6 billion ($85 million); and

•	Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $131 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign denominated debt.
Cash Flow Hedge Coverage:
At March 30, 2019, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next five years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at March 30, 2019 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains on foreign currency cash flow hedges during the next 12 months to be approximately $13 million. Additionally, we expect transfers to net income/(loss) of unrealized losses on interest rate cash flow hedges and cross-currency cash flow hedges during the next 12 months to be insignificant.
Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments		Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended
	March 30, 2019	March 31, 2018
Cash flow hedges:
Foreign exchange contracts	$(1)	$—	Net sales
Foreign exchange contracts	(19)	7	Cost of products sold
Foreign exchange contracts (excluded component)	(1)	—	Cost of products sold
Foreign exchange contracts	(22)	18	Other expense/(income)
Cross-currency contracts	24	—	Other expense/(income)
Cross-currency contracts (excluded component)	7	—	Other expense/(income)
Net investment hedges:
Foreign exchange contracts	9	(11)	SG&A
Foreign exchange contracts (excluded component)	(1)	—	Interest expense
Cross-currency contracts	(72)	(11)	SG&A
Cross-currency contracts (excluded component)	7	—	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(69)	$3

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	March 30, 2019			March 31, 2018
				(As Restated)
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$3,948	$321	$(380)	$4,040	$317	$(90)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$9	$—	$(22)	$(5)	$—	$18
Foreign exchange contracts (excluded component)	(1)	—	—	—	—	—
Interest rate contracts	—	(1)	—	—	(1)	—
Cross-currency contracts	—	—	20	—	—	—
Cross-currency contracts (excluded component)	—	—	7	—	—	—
Net investment hedges:
Foreign exchange contracts	—	—	(6)	—	—	—
Foreign exchange contracts (excluded component)	—	(1)	—	—	—	—
Cross-currency contracts (excluded component)	—	7	—	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	21	—	—	(5)	—	—
Foreign exchange contracts	—	—	8	—	—	20
Cross-currency contracts	—	—	4	—	—	(1)
Total gains/(losses) recognized in statements of income	$29	$5	$11	$(10)	$(1)	$37

Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $44 million for the three months ended March 30, 2019 and pre-tax losses of $103 million for the three months ended March 31, 2018. These amounts were recognized in other comprehensive income/(loss).

Note 14. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 29, 2018	$(2,476)	$492	$41	$(1,943)
Foreign currency translation adjustments	207	—	—	207
Net deferred gains/(losses) on net investment hedges	(14)	—	—	(14)
Amounts excluded from the effectiveness assessment of net investment hedges	4	—	—	4
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	2	—	—	2
Net deferred gains/(losses) on cash flow hedges	—	—	(16)	(16)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	6	6
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(8)	(8)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(58)	—	(58)
Cumulative effect of accounting standards adopted in the period(a)	—	114	22	136
Total other comprehensive income/(loss)	199	56	4	259
Balance as of March 30, 2019	$(2,277)	$548	$45	$(1,684)

(a)
In the first quarter of 2019, we adopted ASU 2018-02 related to reclassifying tax effects stranded in accumulated other comprehensive income/(losses). See Note 4, New Accounting Standards, for additional information.

Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	March 30, 2019			March 31, 2018
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$207	$—	$207	$202	$—	$202
Net deferred gains/(losses) on net investment hedges	(19)	5	(14)	(125)	51	(74)
Amounts excluded from the effectiveness assessment of net investment hedges	6	(2)	4	—	—	—
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	—	2	2	—	—	—
Net deferred gains/(losses) on cash flow hedges	(18)	2	(16)	25	(3)	22
Amounts excluded from the effectiveness assessment of cash flow hedges	6	—	6	—	—	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(12)	4	(8)	(12)	(1)	(13)
Net actuarial gains/(losses) arising during the period	(1)	1	—	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(78)	20	(58)	(77)	19	(58)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)		Affected Line Item in the Statements of Income
	For the Three Months Ended
	March 30, 2019	March 31, 2018
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$6	$—	Other expense/(income)
Foreign exchange contracts(a)	1	—	Interest expense
Cross-currency contracts(a)	(7)	—	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	(8)	5	Cost of products sold
Foreign exchange contracts(b)	22	(18)	Other expense/(income)
Cross-currency contracts(a)	(27)	—	Other expense/(income)
Interest rate contracts(c)	1	1	Interest expense
Losses/(gains) on hedges before income taxes	(12)	(12)
Losses/(gains) on hedges, income taxes	6	(1)
Losses/(gains) on hedges	$(6)	$(13)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$(2)	$1	(d)
Amortization of prior service costs/(credits)	(77)	(78)	(d)
Other losses/(gains) on postemployment benefits	1	—
Losses/(gains) on postemployment benefits before income taxes	(78)	(77)
Losses/(gains) on postemployment benefits, income taxes	20	19
Losses/(gains) on postemployment benefits	$(58)	$(58)

(a)	Represents recognition of the excluded component in net income/(loss).

(b)	Includes amortization of the excluded component and the effective portion of the related hedges.

(c)	Represents amortization of realized hedge losses that were deferred into accumulated other comprehensive income/(losses) through the maturity of the related long-term debt instruments.

(d)	These components are included in the computation of net periodic postemployment benefit costs. See Note 12, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest due to its insignificance. This activity was primarily related to foreign currency translation adjustments.
Note 15. Venezuela - Foreign Currency and Inflation
We have a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the condiments and sauces and infant and nutrition categories. We apply highly inflationary accounting to the results of our Venezuelan subsidiary and include these results in our condensed consolidated financial statements. Under highly inflationary accounting, the functional currency of our Venezuelan subsidiary is the U.S. dollar (the reporting currency of Kraft Heinz), although the majority of its transactions are in Venezuelan bolivars. As a result, we must revalue the results of our Venezuelan subsidiary to U.S. dollars. We revalue the income statement using daily weighted average DICOM (as defined below) rates, and we revalue the bolivar-denominated monetary assets and liabilities at the period-end DICOM spot rate. The resulting revaluation gains and losses are recorded in current net income/(loss), rather than accumulated other comprehensive income/(losses). These gains and losses are classified within other expense/(income) as nonmonetary currency devaluation on our condensed consolidated statements of income.
As of March 30, 2019, the Sistema de Divisa Complementaria (“DICOM”), an auction-based system for obtaining foreign currency, is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. We believe the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary.

The DICOM spot rate at March 30, 2019 was BsS3,294.48 per U.S. dollar compared to BsS638.18 at December 29, 2018. The weighted average rate was BsS2,694.69 for the three months ended March 30, 2019 and BsS0.18 for the three months ended March 31, 2018. Remeasurements of the bolivar-denominated monetary assets and liabilities and operating results of our Venezuelan subsidiary at DICOM rates resulted in nonmonetary currency devaluation losses of $4 million for the three months ended March 30, 2019 and $47 million for the three months ended March 31, 2018. These losses were recorded in other expense/(income) in the consolidated statements of income.
Our Venezuelan subsidiary obtains U.S. dollars through DICOM auctions, royalty payments, and exports. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of March 30, 2019, our Venezuelan subsidiary has sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business.
In addition to DICOM, there is an unofficial market for obtaining U.S. dollars with Venezuelan bolivars. The exact exchange rate is widely debated but is generally accepted to be substantially higher than the latest published DICOM rate. We have not transacted at any unofficial market rates and have no plans to transact at unofficial market rates in the foreseeable future.
Our results of operations in Venezuela reflect a controlled subsidiary. However, the continuing economic uncertainty, strict labor laws, and evolving government controls over imports, prices, currency exchange, and payments present a challenging operating environment. Increased restrictions imposed by the Venezuelan government along with further deterioration of the economic environment could impact our ability to control our Venezuelan operations and could lead us to deconsolidate our Venezuelan subsidiary in the future.
Note 16. Financing Arrangements
We have utilized accounts receivable securitization and factoring programs (the “Programs”) globally for our working capital needs and to provide efficient liquidity. During 2018, we had Programs in place in various countries across the globe. In the second quarter of 2018, we unwound our U.S. securitization program, which represented the majority of our Programs, using proceeds from the issuance of long-term debt in June 2018. As of December 29, 2018, we had unwound all of our Programs.
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
As all of the Programs were unwound as of December 29, 2018, there were no related amounts on our condensed consolidated balance sheets at March 30, 2019 or December 29, 2018.
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
We enter into various structured payable and product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the agreements. For certain arrangements, we classify amounts outstanding within other current liabilities on our consolidated balance sheets. We had approximately $237 million on our consolidated balance sheets at March 30, 2019 and approximately $267 million at December 29, 2018 related to these arrangements.
Note 17. Commitments, Contingencies and Debt
Legal Proceedings
We are involved in legal proceedings, claims, and governmental inquiries, inspections, or investigations (“Legal Matters”) arising in the ordinary course of our business. While we cannot predict with certainty the results of Legal Matters in which we are currently involved or may in the future be involved, we do not expect that the ultimate costs to resolve the Legal Matters that are currently pending will have a material adverse effect on our financial condition, results of operations, or cash flows.

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
In addition, our Employee Benefits Administration Board and certain of our current and former officers and employees are currently defendants in one class action lawsuit, Osborne v. Employee Benefits Administration Board of Kraft Heinz, which was filed on March 19, 2019 in the United States District Court for the Western District of Pennsylvania. Plaintiffs in the lawsuit purport to represent a class of current and former employees who were participants in and beneficiaries of various retirement plans which were co-invested in a commingled investment fund known as the Kraft Foods Savings Plan Master Trust (the “Master Trust”) during the period of May 4, 2017 through February 21, 2019. An amended complaint was filed on June 28, 2019. The amended complaint alleges violations of Section 502 of the Employee Retirement Income Security Act (“ERISA”) based on alleged breaches of obligations as fiduciaries subject to ERISA by allowing the Master Trust to continue investing in our common stock, and alleges additional breaches of fiduciary duties by current and former officers for their purported failure to monitor Master Trust fiduciaries. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief.
Certain of our current and former officers and directors, among others, were also named as defendants in three stockholder derivative actions pending in the United States District Court for the Western District of Pennsylvania: Vladimir Gusinsky Revocable Trust v. Hees filed on May 8, 2019, Silverman v. Behring filed on May 15, 2019, and Green v. Behring filed on May 23, 2019, with the Company named as a nominal defendant. On June 14, 2019, plaintiffs in two other stockholder derivative actions, DeFabiis v. Hees and Kailas v. Hees, which were filed on April 16, 2019 and May 13, 2019, respectively, in the United States District Court for the Western District of Pennsylvania, filed notices of voluntary dismissal of their complaints, without prejudice. The three remaining lawsuits were consolidated, styled as In re Kraft Heinz Shareholder Derivative Litigation, and a consolidated amended complaint was filed on July 31, 2019. The consolidated amended complaint asserts claims under the common law and statutory law of Delaware for alleged breaches of fiduciary duties, unjust enrichment, and contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements and SEC filings, and for implementing cost cutting measures that allegedly damaged the company. The plaintiffs seek damages in an unspecific amount, attorneys’ fees, and other relief.
An additional stockholder derivative action, DeFabiis v. 3G Capital, Inc., was filed on June 14, 2019 against 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”), with the Company named as a nominal defendant, in the United States District Court for the Southern District of New York. Plaintiff filed a stipulation and order of voluntary dismissal, without prejudice, in the federal action on July 31, 2019 after filing a similar complaint in the Delaware Court of Chancery on July 30, 2019. The complaint filed in the Delaware Court of Chancery alleges that the defendant 3G Entities were controlling shareholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint seeks relief against the 3G entities in the form of disgorgement of all profits obtained from alleged insider trading plus an award of attorneys’ fees and costs.
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
Other Commitments and Contingencies
Redeemable Noncontrolling Interest:
We have a joint venture with a minority partner to manufacture, package, market, and distribute refrigerated soups and meal sides. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise, would require us to purchase portions of its equity interest at a future date. These put options will become exercisable beginning in 2025 (on the eighth anniversary of the product launch date) at a price to be determined at that time based upon an independent third party valuation. The minority partner’s put options are reflected on our consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. At March 30, 2019, we estimate the redemption value to be approximately $35 million.
Debt
Borrowing Arrangements:
We obtain funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at March 30, 2019 or at December 29, 2018. The maximum amount of commercial paper outstanding during the three months ended March 30, 2019 was $200 million.
During the period from March 30, 2019 to the filing date of this Quarterly Report on Form 10-Q, due to the delays in the preparation of our financial statements for the year ended December 29, 2018 and for the fiscal quarter ended March 30, 2019, we were not in compliance with certain reporting covenants under the Senior Credit Facility and certain indentures.
However, as previously disclosed in our Current Report on Form 8-K filed May 10, 2019, we entered into a Waiver and Consent No. 2 (the “Second Waiver”) on May 10, 2019 with respect to the Senior Credit Facility, pursuant to which we obtained a temporary waiver of compliance by us with respect to the requirements to furnish lenders under the Senior Credit Facility copies of the consolidated financial statements for the fiscal quarter ended March 30, 2019. Pursuant to the Second Waiver and in order to remedy our noncompliance, we were required to provide condensed consolidated financial statements for our fiscal quarter ended March 30, 2019 no later than July 31, 2019.
As previously disclosed in our Current Report on Form 8-K filed July 31, 2019, we entered into a Waiver and Consent No. 3 (the “Third Waiver”) on July 29, 2019 with respect to the Senior Credit Facility, pursuant to which we obtained a temporary waiver of compliance by us with respect to the requirements to furnish lenders under the Senior Credit Facility copies of the consolidated financial statements for the fiscal quarter ended March 30, 2019. Pursuant to the Third Waiver and in order to remedy our noncompliance, we were required to provide condensed consolidated financial statements for our fiscal quarter ended March 30, 2019 no later than August 13, 2019. The filing of this Quarterly Report on Form 10-Q will constitute compliance with the reporting requirements under the Senior Credit Facility and indentures. If we had not obtained these waivers, we would not have been able to access our Senior Credit Facility.
See Note 19, Debt, to our consolidated financial statements for the year ended December 29, 2018 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.

Fair Value of Debt:
At March 30, 2019, the aggregate fair value of our total debt was $30.8 billion as compared with a carrying value of $31.1 billion. At December 29, 2018, the aggregate fair value of our total debt was $30.1 billion as compared with a carrying value of $31.2 billion. Our short-term debt had carrying value that approximated its fair value at March 30, 2019 and December 29, 2018. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 18. Leases
We have operating and finance leases, primarily for warehouse, production, and office facilities and equipment. Our lease contracts have remaining contractual lease terms of up to 14 years, some of which include options to extend the term by up to 10 years. We include renewal options that are reasonably certain to be exercised as part of the lease term. Additionally, some lease contracts include termination options. We do not expect to exercise the majority of our termination options and generally exclude such options when determining the term of our leases. See Note 3, Significant Accounting Policies, for our lease accounting policy.
The components of our lease costs were (in millions):

For the Three Months Ended
March 30, 2019
Operating lease costs	$48
Finance lease costs:
Amortization of right-of-use assets	6
Interest on lease liabilities	1
Short-term lease costs	3
Variable lease costs	343
Sublease income	(3)
Total lease costs	$398

Our variable lease costs primarily consist of inventory related costs, such as materials, labor, and overhead components in our manufacturing and distribution arrangements that also contain a fixed component related to an embedded lease. These variable lease costs are determined based on usage or output or may vary for other reasons such as changes in materials prices, taxes, or insurance. Certain of our variable lease costs are based on fluctuating indices or rates. These leases are included in our ROU assets and lease liabilities based on the index or rate at the lease commencement date. The future variability in these indices and rates is unknown; therefore, it is excluded from our future minimum lease payments and is not a component of our ROU assets or lease liabilities.
Losses/(gains) on sale and leaseback transactions, net, were insignificant for the three months ended March 30, 2019.
Supplemental balance sheet information related to our leases was (in millions, except lease term and discount rate):

	March 30, 2019
	Operating Leases	Finance Leases
Right-of-use assets	$604	$190
Lease liabilities (current)	164	26
Lease liabilities (non-current)	503	167

Weighted average remaining lease term	6 years	10 years
Weighted average discount rate	4.0%	3.3%

Operating lease ROU assets are included in other non-current assets and finance lease ROU assets are included in property, plant and equipment, net, on our condensed consolidated balance sheets. The current portion of operating lease liabilities is included in other current liabilities, and the current portion of finance lease liabilities is included in the current portion of long-term debt on our condensed consolidated balance sheets. The non-current portion of operating lease liabilities is included in other non-current liabilities, and the non-current portion of finance lease liabilities is included in long-term debt on our condensed consolidated balance sheets.
Cash flows arising from lease transactions were (in millions):

For the Three Months Ended
March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(48)
Operating cash inflows/(outflows) from finance leases	(2)
Financing cash inflows/(outflows) from finance leases	(7)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	16
Finance leases	—

Future minimum lease payments for leases in effect at March 30, 2019 were (in millions):

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 30, 2019)	$146	$24
2020	155	30
2021	118	71
2022	86	19
2023	61	8
Thereafter	196	84
Total future undiscounted lease payments	762	236
Less imputed interest	(95)	(43)
Total lease liability	$667	$193

Minimum rental commitments under non-cancelable operating leases in effect at December 29, 2018 under the previous lease standard, ASC 840, were (in millions):

2019	$185
2020	137
2021	105
2022	70
2023	49
Thereafter	148
Total	$694

At March 30, 2019, our operating and finance leases that had not yet commenced were insignificant.

Note 19. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended
	March 30, 2019	March 31, 2018
		(As Restated)
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$405	$1,003
Weighted average shares of common stock outstanding	1,220	1,219
Net earnings/(loss)	$0.33	$0.82
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$405	$1,003
Weighted average shares of common stock outstanding	1,220	1,219
Effect of dilutive equity awards	4	9
Weighted average shares of common stock outstanding, including dilutive effect	1,224	1,228
Net earnings/(loss)	$0.33	$0.82

We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 10 million for the three months ended March 30, 2019 and 5 million for the three months ended March 31, 2018.
Note 20. Segment Reporting
Management evaluates segment performance based on several factors, including net sales and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, other gains/(losses) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Net sales:
United States	$4,202	$4,368
Canada	450	484
EMEA	607	685
Rest of World	700	767
Total net sales	$5,959	$6,304

Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended
	March 30, 2019	March 31, 2018
		(As Restated)
Segment Adjusted EBITDA:
United States	$1,133	$1,392
Canada	121	134
EMEA	143	182
Rest of World	101	144
General corporate expenses	(67)	(45)
Depreciation and amortization (excluding integration and restructuring expenses)	(234)	(199)
Integration and restructuring expenses	(27)	(90)
Deal costs	(8)	(9)
Unrealized gains/(losses) on commodity hedges	29	(2)
Impairment losses	(620)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(9)	(7)
Operating income/(loss)	562	1,500
Interest expense	321	317
Other expense/(income)	(380)	(90)
Income/(loss) before income taxes	$621	$1,273

In the fourth quarter of 2018, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Net sales by product category were (in millions):

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Condiments and sauces	$1,513	$1,592
Cheese and dairy	1,194	1,245
Ambient foods	598	660
Frozen and chilled foods	605	602
Meats and seafood	587	601
Refreshment beverages	357	375
Coffee	308	358
Infant and nutrition	129	199
Desserts, toppings and baking	194	216
Nuts and salted snacks	225	195
Other	249	261
Total net sales	$5,959	$6,304

Note 21. Supplemental Guarantor Information
Kraft Heinz fully and unconditionally guarantees the notes issued by our 100% owned operating subsidiary, Kraft Heinz Foods Company. See Note 19, Debt, to our consolidated financial statements for the year ended December 29, 2018 in our Annual Report on Form 10-K for additional descriptions of these guarantees. None of our other subsidiaries guarantee such notes.
Set forth below are the condensed consolidating financial statements presenting the results of operations, financial position, and cash flows of Kraft Heinz (as parent guarantor), Kraft Heinz Foods Company (as subsidiary issuer of the notes), and the non-guarantor subsidiaries on a combined basis and eliminations necessary to arrive at the total reported information on a consolidated basis. This condensed consolidating financial information has been prepared and presented pursuant to the SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations, and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the parent guarantor, subsidiary issuer, and the non-guarantor subsidiaries.

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended March 30, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,004	$2,066	$(111)	$5,959
Cost of products sold	—	2,572	1,487	(111)	3,948
Gross profit	—	1,432	579	—	2,011
Selling, general and administrative expenses, excluding impairment losses	—	221	608	—	829
Goodwill impairment losses	—	—	620	—	620
Intangible asset impairment losses	—	—	—	—	—
Selling, general and administrative expenses	—	221	1,228	—	1,449
Intercompany service fees and other recharges	—	841	(841)	—	—
Operating income/(loss)	—	370	192	—	562
Interest expense	—	300	21	—	321
Other expense/(income)	—	8	(388)	—	(380)
Income/(loss) before income taxes	—	62	559	—	621
Provision for/(benefit from) income taxes	—	36	181	—	217
Equity in earnings/(losses) of subsidiaries	405	379	—	(784)	—
Net income/(loss)	405	405	378	(784)	404
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$405	$405	$379	$(784)	$405

Comprehensive income/(loss) excluding noncontrolling interest	$528	$528	$528	$(1,056)	$528

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended March 31, 2018
(in millions)
(Unaudited)

	As Restated
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,169	$2,263	$(128)	$6,304
Cost of products sold	—	2,572	1,596	(128)	4,040
Gross profit	—	1,597	667	—	2,264
Selling, general and administrative expenses, excluding impairment losses	—	184	580	—	764
Goodwill impairment losses	—	—	—	—	—
Intangible asset impairment losses	—	—	—	—	—
Selling, general and administrative expenses	—	184	580	—	764
Intercompany service fees and other recharges	—	1,154	(1,154)	—	—
Operating income/(loss)	—	259	1,241	—	1,500
Interest expense	—	297	20	—	317
Other expense/(income)	—	(158)	68	—	(90)
Income/(loss) before income taxes	—	120	1,153	—	1,273
Provision for/(benefit from) income taxes	—	(19)	289	—	270
Equity in earnings/(losses) of subsidiaries	1,003	864	—	(1,867)	—
Net income/(loss)	1,003	1,003	864	(1,867)	1,003
Net income/(loss) attributable to noncontrolling interest	—	—	—	—	—
Net income/(loss) excluding noncontrolling interest	$1,003	$1,003	$864	$(1,867)	$1,003

Comprehensive income/(loss) excluding noncontrolling interest	$1,082	$1,082	$1,166	$(2,248)	$1,082

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended March 31, 2018
(in millions)
(Unaudited)

	As Previously Reported
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,169	$2,262	$(127)	$6,304
Cost of products sold	—	2,588	1,598	(127)	4,059
Gross profit	—	1,581	664	—	2,245
Selling, general and administrative expenses, excluding impairment losses	—	183	581	—	764
Goodwill impairment losses	—	—	—	—	—
Intangible asset impairment losses	—	—	—	—	—
Selling, general and administrative expenses	—	183	581	—	764
Intercompany service fees and other recharges	—	1,155	(1,155)	—	—
Operating income/(loss)	—	243	1,238	—	1,481
Interest expense	—	298	19	—	317
Other expense/(income)	—	(159)	69	—	(90)
Income/(loss) before income taxes	—	104	1,150	—	1,254
Provision for/(benefit from) income taxes	—	(27)	288	—	261
Equity in earnings/(losses) of subsidiaries	993	862	—	(1,855)	—
Net income/(loss)	993	993	862	(1,855)	993
Net income/(loss) attributable to noncontrolling interest	—	—	—	—	—
Net income/(loss) excluding noncontrolling interest	$993	$993	$862	$(1,855)	$993

Comprehensive income/(loss) excluding noncontrolling interest	$1,072	$1,072	$1,165	$(2,237)	$1,072

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of March 30, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$349	$747	$—	$1,096
Trade receivables, net	—	908	1,102	—	2,010
Receivables due from affiliates	—	854	319	(1,173)	—
Dividends due from affiliates	—	—	—	—	—
Income taxes receivable	—	729	45	(689)	85
Inventories	—	2,263	855	—	3,118
Short-term lending due from affiliates	—	1,223	3,815	(5,038)	—
Prepaid expenses	—	213	171	—	384
Other current assets	—	697	419	—	1,116
Assets held for sale	—	72	954	—	1,026
Total current assets	—	7,308	8,427	(6,900)	8,835
Property, plant and equipment, net	—	4,489	2,542	—	7,031
Goodwill	—	11,067	25,024	—	36,091
Investments in subsidiaries	51,703	67,601	—	(119,304)	—
Intangible assets, net	—	2,966	46,587	—	49,553
Long-term lending due from affiliates	—	207	2,000	(2,207)	—
Other non-current assets	—	773	1,279	—	2,052
TOTAL ASSETS	$51,703	$94,411	$85,859	$(128,411)	$103,562
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$—	$2	$—	$2
Current portion of long-term debt	—	1,291	14	—	1,305
Short-term lending due to affiliates	—	3,815	1,223	(5,038)	—
Trade payables	—	2,618	1,566	—	4,184
Payables due to affiliates	—	319	854	(1,173)	—
Accrued marketing	—	133	410	—	543
Interest payable	—	350	6	—	356
Dividends due to affiliates	—	—	—	—	—
Other current liabilities	—	887	1,377	(689)	1,575
Liabilities held for sale	—	—	7	—	7
Total current liabilities	—	9,413	5,459	(6,900)	7,972
Long-term debt	—	28,897	906	—	29,803
Long-term borrowings due to affiliates	—	2,000	207	(2,207)	—
Deferred income taxes	—	1,346	10,815	—	12,161
Accrued postemployment costs	—	88	220	—	308
Other non-current liabilities	—	964	519	—	1,483
TOTAL LIABILITIES	—	42,708	18,126	(9,107)	51,727
Redeemable noncontrolling interest	—	—	2	—	2
Total shareholders’ equity	51,703	51,703	67,601	(119,304)	51,703
Noncontrolling interest	—	—	130	—	130
TOTAL EQUITY	51,703	51,703	67,731	(119,304)	51,833
TOTAL LIABILITIES AND EQUITY	$51,703	$94,411	$85,859	$(128,411)	$103,562

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

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 30, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$488	$270	$34	$(488)	$304
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(113)	(136)	—	(249)
Payments to acquire business, net of cash acquired	—	(202)	2	—	(200)
Net proceeds from/(payments on) intercompany lending activities	—	720	22	(742)	—
Additional investments in subsidiaries	—	(29)	—	29	—
Return of capital	—	—	—	—	—
Proceeds from sale of business, net of cash disposed	—	—	640	—	640
Other investing activities, net	—	4	(18)	—	(14)
Net cash provided by/(used for) investing activities	—	380	510	(713)	177
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	—	(1)	—	(1)
Proceeds from issuance of commercial paper	—	377	—	—	377
Repayments of commercial paper	—	(377)	—	—	(377)
Net proceeds from/(payments on) intercompany borrowing activities	—	(22)	(720)	742	—
Dividends paid	(488)	(488)	—	488	(488)
Other intercompany capital stock transactions	—	—	29	(29)	—
Other financing activities, net	—	7	(22)	—	(15)
Net cash provided by/(used for) financing activities	(488)	(503)	(714)	1,201	(504)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(11)	—	(11)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	147	(181)	—	(34)
Balance at beginning of period	—	202	934	—	1,136
Balance at end of period	$—	$349	$753	$—	$1,102

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018
(in millions)
(Unaudited)

	As Restated
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$897	$441	$(33)	$(897)	$408
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	436	—	436
Capital expenditures	—	(101)	(122)	—	(223)
Payments to acquire business, net of cash acquired	—	(236)	21	—	(215)
Net proceeds from/(payments on) intercompany lending activities	—	469	183	(652)	—
Additional investments in subsidiaries	—	(5)	—	5	—
Return of capital	6	—	—	(6)	—
Other investing activities, net	—	6	—	—	6
Net cash provided by/(used for) investing activities	6	133	518	(653)	4
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(3)	(3)	—	(6)
Proceeds from issuance of commercial paper	—	1,524	—	—	1,524
Repayments of commercial paper	—	(1,006)	—	—	(1,006)
Net proceeds from/(payments on) intercompany borrowing activities	—	(183)	(469)	652	—
Dividends paid	(897)	(897)	—	897	(897)
Other intercompany capital stock transactions	—	(6)	5	1	—
Other financing activities, net	(6)	—	20	—	14
Net cash provided by/(used for) financing activities	(903)	(571)	(447)	1,550	(371)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(10)	—	(10)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	3	28	—	31
Balance at beginning of period	—	644	1,125	—	1,769
Balance at end of period	$—	$647	$1,153	$—	$1,800

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018
(in millions)
(Unaudited)

	As Previously Reported
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$897	$447	$(34)	$(897)	$413
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	436	—	436
Capital expenditures	—	(101)	(122)	—	(223)
Payments to acquire business, net of cash acquired	—	(236)	21	—	(215)
Net proceeds from/(payments on) intercompany lending activities	—	469	183	(652)	—
Additional investments in subsidiaries	—	(5)	—	5	—
Return of capital	6	—	—	(6)	—
Other investing activities, net	—	6	—	—	6
Net cash provided by/(used for) investing activities	6	133	518	(653)	4
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(9)	(2)	—	(11)
Proceeds from issuance of commercial paper	—	1,524	—	—	1,524
Repayments of commercial paper	—	(1,006)	—	—	(1,006)
Net proceeds from/(payments on) intercompany borrowing activities	—	(183)	(469)	652	—
Dividends paid	(897)	(897)	—	897	(897)
Other intercompany capital stock transactions	—	(6)	5	1	—
Other financing activities, net	(6)	—	20	—	14
Net cash provided by/(used for) financing activities	(903)	(577)	(446)	1,550	(376)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(10)	—	(10)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	3	28	—	31
Balance at beginning of period	—	644	1,125	—	1,769
Balance at end of period	$—	$647	$1,153	$—	$1,800

The following tables provide a reconciliation of cash and cash equivalents, as reported on our condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidating statements of cash flows (in millions):

	March 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$349	$747	$—	$1,096
Restricted cash included in other current assets	—	—	1	—	1
Restricted cash included in other non-current assets	—	—	5	—	5
Cash, cash equivalents, and restricted cash	$—	$349	$753	$—	$1,102

	December 29, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$202	$928	$—	$1,130
Restricted cash included in other current assets	—	—	1	—	1
Restricted cash included in other non-current assets	—	—	5	—	5
Cash, cash equivalents, and restricted cash	$—	$202	$934	$—	$1,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Restatement of Previously Issued Condensed Consolidated Financial Statements:
We have restated certain previously reported financial information for the three months ended March 31, 2018 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Consolidated Results of Operations, Results of Operations by Segment, and Non-GAAP Financial Measures sections.
See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our condensed consolidated financial statements.
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
Following the organizational changes announced on June 20, 2019, we are reevaluating our segment structure. We currently expect to complete this assessment in the third quarter of 2019.
See Note 20, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our 2019 first quarter results reflect goodwill impairment losses of $620 million. We had no impairment losses in the first quarter of 2018. See Note 9, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on these impairment losses.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended
	March 30, 2019	March 31, 2018	% Change
		(As Restated)
	(in millions, except per share data)
Net sales	$5,959	$6,304	(5.5)%
Operating income/(loss)	562	1,500	(62.5)%
Net income/(loss) attributable to common shareholders	405	1,003	(59.6)%
Diluted EPS	0.33	0.82	(59.8)%

Net Sales:

	For the Three Months Ended
	March 30, 2019	March 31, 2018	% Change
	(in millions)
Net sales	$5,959	$6,304	(5.5)%
Organic Net Sales(a)	6,022	6,197	(2.8)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2019 Compared to the Three Months Ended March 31, 2018:
Net sales decreased 5.5% to $6.0 billion for the three months ended March 30, 2019 compared to $6.3 billion for the three months ended March 31, 2018 primarily due to the unfavorable impacts of foreign currency (2.4 pp) and acquisitions and divestitures (0.3 pp). Organic Net Sales decreased 2.8% to $6.0 billion for the three months ended March 30, 2019 compared to $6.2 billion for the three months ended March 31, 2018 due to lower pricing (2.4 pp) and unfavorable volume/mix (0.4 pp). Lower pricing in the United States and Canada was partially offset by higher pricing in Rest of World. Volume/mix was unfavorable in the United States, EMEA, and Canada, partially offset by growth in Rest of World.
Net Income/(Loss):

	For the Three Months Ended
	March 30, 2019	March 31, 2018	% Change
		(As Restated)
	(in millions)
Operating income/(loss)	$562	$1,500	(62.5)%
Net income/(loss) attributable to common shareholders	405	1,003	(59.6)%
Adjusted EBITDA(a)	1,431	1,807	(20.8)%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2019 Compared to the Three Months Ended March 31, 2018:
Operating income/(loss) decreased 62.5% to $562 million for the three months ended March 30, 2019 compared to $1.5 billion for the three months ended March 31, 2018. This decrease was primarily due to $620 million of goodwill impairment losses in the first quarter of 2019. The remaining $318 million decrease in operating income/(loss) was primarily due to lower Organic Net Sales and higher supply chain costs, partially offset by lower restructuring expenses in the current period and the favorable impact of foreign currency (1.8 pp). See Note 9, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on our goodwill impairment losses.
Net income/(loss) attributable to common shareholders decreased 59.6% to $405 million for the three months ended March 30, 2019 compared to $1.0 billion for the three months ended March 31, 2018. The decrease was primarily due to the operating income/(loss) factors described above (primarily goodwill impairment losses in the current period) and a higher effective tax rate, partially offset by favorable changes in other expense/(income), detailed as follows.

•
The effective tax rate was 34.9% for the three months ended March 30, 2019 compared to 21.3% for the three months ended March 31, 2018. The increase in our effective tax rate was primarily driven by the unfavorable impact of non-deductible goodwill impairments, partially offset by the favorable impact from the geographic mix of pre-tax income in various non-U.S. jurisdictions.

•
Other expense/(income) was $380 million of income for the three months ended March 30, 2019 compared to $90 million of income for the three months ended March 31, 2018. This increase in other income was primarily due to a $246 million gain on our Heinz India divestiture in the current period and lower nonmonetary currency devaluation losses related to our Venezuelan operations, partially offset by lower derivative gains and lower income related to our postemployment benefit plans.

Adjusted EBITDA decreased 20.8% to $1.4 billion for the three months ended March 30, 2019 compared to $1.8 billion for the three months ended March 31, 2018 primarily due to lower Organic Net Sales, higher supply chain costs, and the unfavorable impact of foreign currency (2.3 pp), partially offset by favorable changes in key commodity costs (which we define as dairy, meat, coffee, and nuts), primarily nuts and cheese.

Diluted EPS:

	For the Three Months Ended
	March 30, 2019	March 31, 2018	% Change
		(As Restated)
	(in millions, except per share data)
Diluted EPS	$0.33	$0.82	(59.8)%
Adjusted EPS(a)	0.66	0.90	(26.7)%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2019 Compared to the Three Months Ended March 31, 2018:
Diluted EPS decreased 59.8% to $0.33 for the three months ended March 30, 2019 compared to $0.82 for the three months ended March 31, 2018 primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
		(As Restated)
Diluted EPS	$0.33	$0.82	$(0.49)	(59.8)%
Integration and restructuring expenses	0.02	0.05	(0.03)
Deal costs	—	0.01	(0.01)
Unrealized losses/(gains) on commodity hedges	(0.02)	—	(0.02)
Impairment losses	0.49	—	0.49
Losses/(gains) on sale of business	(0.16)	—	(0.16)
Nonmonetary currency devaluation	—	0.04	(0.04)
U.S. Tax Reform discrete income tax expense/(benefit)	—	(0.02)	0.02
Adjusted EPS(a)	$0.66	$0.90	$(0.24)	(26.7)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.26)
Change in effective tax rate			0.02
			$(0.24)

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 26.7% to $0.66 for the three months ended March 30, 2019 compared to $0.90 for the three months ended March 31, 2018 primarily due to lower Adjusted EBITDA and higher depreciation and amortization costs, partially offset by lower taxes on adjusted earnings in the current period.
Results of Operations by Segment
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, gains/(losses) on the sale of a business, other gains/(losses) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Under highly inflationary accounting, the functional currency of our Venezuelan subsidiary is the U.S. dollar. As a result, we must revalue the results of our Venezuelan subsidiary to U.S. dollars. We revalue the income statement using daily weighted average DICOM rates, and we revalue the bolivar denominated monetary assets and liabilities at the period-end DICOM spot rate. The resulting revaluation gains and losses are recorded in current net income and are classified within other expense/(income), as nonmonetary currency devaluation. See Note 15, Venezuela - Foreign Currency and Inflation, in Item 1, Financial Statements, for additional information.
Net Sales:

	For the Three Months Ended
	March 30, 2019	March 31, 2018
	(in millions)
Net sales:
United States	$4,202	$4,368
Canada	450	484
EMEA	607	685
Rest of World	700	767
Total net sales	$5,959	$6,304
Organic Net Sales:

	For the Three Months Ended
	March 30, 2019	March 31, 2018
	(in millions)
Organic Net Sales(a):
United States	$4,202	$4,368
Canada	471	484
EMEA	656	675
Rest of World	693	670
Total Organic Net Sales	$6,022	$6,197

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three months ended March 30, 2019 compared to the three months ended March 31, 2018 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
United States	(3.8)%	0.0 pp	0.0 pp	(3.8)%	(3.3) pp	(0.5) pp
Canada	(7.0)%	(4.5) pp	0.0 pp	(2.5)%	(2.2) pp	(0.3) pp
EMEA	(11.5)%	(7.2) pp	(1.4) pp	(2.9)%	0.0 pp	(2.9) pp
Rest of World	(8.7)%	(10.8) pp	(1.3) pp	3.4%	1.1 pp	2.3 pp
Kraft Heinz	(5.5)%	(2.4) pp	(0.3) pp	(2.8)%	(2.4) pp	(0.4) pp

Adjusted EBITDA:

	For the Three Months Ended
	March 30, 2019	March 31, 2018
		(As Restated)
	(in millions)
Segment Adjusted EBITDA:
United States	$1,133	$1,392
Canada	121	134
EMEA	143	182
Rest of World	101	144
General corporate expenses	(67)	(45)
Depreciation and amortization (excluding integration and restructuring expenses)	(234)	(199)
Integration and restructuring expenses	(27)	(90)
Deal costs	(8)	(9)
Unrealized gains/(losses) on commodity hedges	29	(2)
Impairment losses	(620)	—
Equity award compensation expense (excluding integration and restructuring expenses)	(9)	(7)
Operating income/(loss)	562	1,500
Interest expense	321	317
Other expense/(income)	(380)	(90)
Income/(loss) before income taxes	$621	$1,273
United States:

	For the Three Months Ended
	March 30, 2019	March 31, 2018	% Change
		(As Restated)
	(in millions)
Net sales	$4,202	$4,368	(3.8)%
Organic Net Sales(a)	4,202	4,368	(3.8)%
Segment Adjusted EBITDA	1,133	1,392	(18.6)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2019 Compared to the Three Months Ended March 31, 2018:
Net sales and Organic Net Sales both decreased 3.8% to $4.2 billion for the three months ended March 30, 2019 compared to $4.4 billion for the three months ended March 31, 2018 due to lower pricing (3.3 pp) and unfavorable volume/mix (0.5 pp). Pricing was lower across most categories due to unfavorable impact from promotional timing, increased in-store activity (primarily related to ready-to-drink beverages), and pricing related to favorable key commodity costs. Unfavorable volume/mix was primarily due to changes in inventory levels at retail and a shift in Easter-related sales into the second quarter in 2019 compared to the first quarter in 2018. This was partially offset by growth in nuts, refrigerated meal combinations, and frozen.
Segment Adjusted EBITDA decreased 18.6% to $1.1 billion for the three months ended March 30, 2019 compared to $1.4 billion for the three months ended March 31, 2018 primarily due to lower Organic Net Sales, and cost inflation in procurement and logistics, partially offset by favorable key commodity costs, primarily nuts and cheese.

Canada:

	For the Three Months Ended
	March 30, 2019	March 31, 2018	% Change
	(in millions)
Net sales	$450	$484	(7.0)%
Organic Net Sales(a)	471	484	(2.5)%
Segment Adjusted EBITDA	121	134	(10.3)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2019 Compared to the Three Months Ended March 31, 2018:
Net sales decreased 7.0% to $450 million for the three months ended March 30, 2019 compared to $484 million for the three months ended March 31, 2018 due to the unfavorable impact of foreign currency (4.5 pp). Organic Net Sales decreased 2.5% to $471 million for the three months ended March 30, 2019 compared to $484 million for the three months ended March 31, 2018 due to lower pricing (2.2 pp) and unfavorable volume/mix (0.3 pp). Pricing was lower primarily due to timing of promotional costs, partially offset by higher pricing in foodservice. Unfavorable volume/mix was primarily due to lower inventory levels at retail and lower shipments in foodservice, partially offset by growth in condiments and sauces.
Segment Adjusted EBITDA decreased 10.3% to $121 million for the three months ended March 30, 2019 compared to $134 million for the three months ended March 31, 2018, partially due to the unfavorable impact of foreign currency (4.3 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to lower pricing and unfavorable key commodity costs, primarily cheese.
EMEA:

	For the Three Months Ended
	March 30, 2019	March 31, 2018	% Change
	(in millions)
Net sales	$607	$685	(11.5)%
Organic Net Sales(a)	656	675	(2.9)%
Segment Adjusted EBITDA	143	182	(21.4)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2019 Compared to the Three Months Ended March 31, 2018:
Net sales decreased 11.5% to $607 million for the three months ended March 30, 2019 compared to $685 million for the three months ended March 31, 2018 driven by the unfavorable impacts of foreign currency (7.2 pp) and acquisitions and divestitures (1.4 pp). Organic Net Sales decreased 2.9% to $656 million for the three months ended March 30, 2019 compared to $675 million for the three months ended March 31, 2018 due to the unfavorable volume/mix (2.9 pp) while pricing remained flat. Unfavorable volume/mix was primarily due to adverse impact of extended negotiations with key retailers, and lower shipments of soup.
Segment Adjusted EBITDA decreased 21.4% to $143 million for the three months ended March 30, 2019 compared to $182 million for the three months ended March 31, 2018, including the unfavorable impact of foreign currency (6.1 pp). Excluding the currency impact, the decrease was primarily due to lower Organic Net Sales, the benefit from the postemployment benefits accounting change in the prior period, and higher supply chain costs.
Rest of World:

	For the Three Months Ended
	March 30, 2019	March 31, 2018	% Change
		(As Restated)
	(in millions)
Net sales	$700	$767	(8.7)%
Organic Net Sales(a)	693	670	3.4%
Segment Adjusted EBITDA	101	144	(29.4)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2019 Compared to the Three Months Ended March 31, 2018:
Net sales decreased 8.7% to $700 million for the three months ended March 30, 2019 compared to $767 million for the three months ended March 31, 2018 due to the unfavorable impact of foreign currency (10.8 pp, including 4.9 pp from the devaluation of the Venezuelan bolivar) and the unfavorable impact of acquisitions and divestitures (1.3 pp). Organic Net Sales increased 3.4% to $693 million for the three months ended March 30, 2019 compared to $670 million for the three months ended March 31, 2018 driven by favorable volume/mix (2.3 pp) and higher pricing (1.1 pp). Pricing was higher primarily driven by price increases in Brazil. Favorable volume/mix was driven by growth in condiments and sauces, partially offset by lower shipments of China infant nutrition and unfavorable holiday-related shipments in Indonesia.
Segment Adjusted EBITDA decreased 29.4% to $101 million for the three months ended March 30, 2019 compared to $144 million for the three months ended March 31, 2018, including the unfavorable impact of foreign currency (18.8 pp, including 14.8 pp from the devaluation of the Venezuelan bolivar). Excluding the currency impact, the decrease in Segment Adjusted EBITDA was primarily due to the sale of the Heinz India business.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, commercial paper programs, and senior unsecured revolving credit facility (the “Senior Credit Facility”) will provide sufficient liquidity to meet our working capital needs, future contractual obligations (including repayments of long-term debt), payment of our anticipated quarterly dividends, planned capital expenditures, restructuring expenditures, and contributions to our postemployment benefit plans. An additional potential source of liquidity is access to capital markets. We intend to use our cash on hand and our commercial paper programs for daily funding requirements. Overall, while we are not currently eligible to use a registration statement on Form S-3 for any public offerings of registered debt or equity securities to raise capital, we do not expect any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Cash Flow Activity For the Three Months Ended March 30, 2019 Compared to the Three Months Ended March 31, 2018:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $304 million for the three months ended March 30, 2019 compared to $408 million for the three months ended March 31, 2018. This decrease was primarily driven by a federal tax refund received in the prior year, unfavorable changes in inventory, primarily driven by the shift in Easter timing, tax payments associated with the Heinz India divestiture in the current period, and increased cash payments for employee bonuses in 2019. These decreases in cash provided by operating activities were partially offset by higher collections on trade receivables as fewer were non-cash exchanged for sold receivables as we unwound all of our Programs in 2018, as well as favorable changes in accounts payable, primarily due to the timing of payments. See Note 16, Financing Arrangements, in Item 1, Financial Statements, for additional information on our Programs.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $177 million for the three months ended March 30, 2019 compared to $4 million for the three months ended March 31, 2018. This increase was primarily due to proceeds from the Heinz India Transaction, partially offset by lower cash collections on previously sold receivables, as we unwound all of our Programs in 2018. Cash payments to acquire businesses were mostly flat year over year, as cash paid to acquire Primal Nutrition in the current year was only slightly less than cash paid to acquire Cerebos in the prior year. Additionally, capital expenditures were mostly flat year over year. We expect 2019 capital expenditures to be approximately $800 million. Refer to Note 5, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Heinz India Transaction.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $504 million for the three months ended March 30, 2019 compared to $371 million for the three months ended March 31, 2018. This increase was primarily driven by lower net proceeds from the issuance of commercial paper, which more than offset decreased cash distributions related to our dividends. See Equity and Dividends in this item for additional information on our dividends.

Cash Held by International Subsidiaries:
Of the $1.1 billion cash and cash equivalents on our condensed consolidated balance sheet at March 30, 2019, $742 million was held by international subsidiaries.
As of January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to our 2018 and 2019 accumulated earnings of certain international subsidiaries is approximately $50 million.
Our historic earnings in foreign subsidiaries through December 30, 2017 are undistributed and currently not considered to be indefinitely reinvested. As of March 30, 2019, we have recorded a deferred tax liability of $46 million on approximately $600 million of historic earnings related to local withholding taxes that will be owed when this cash is distributed. As of December 29, 2018, we had recorded a deferred tax liability of $78 million on $1.2 billion of historic earnings. The decreases are due to the distribution of proceeds from the sale of Heinz India into Canada, which reduced our historic earnings related to Canada by approximately $600 million. Related to this distribution, we recorded tax expense of approximately $30 million and reduced the deferred tax liability accordingly.
Total Debt:
We obtain funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at March 30, 2019 or at December 29, 2018. The maximum amount of commercial paper outstanding during the three months ended March 30, 2019 was $200 million.
We maintain our $4.0 billion Senior Credit Facility, and subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. No amounts were drawn on our Senior Credit Facility at March 30, 2019 or during the three months ended March 30, 2019. The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants during the three months ended March 30, 2019.
Our long-term debt, including the current portion, was $31.1 billion at March 30, 2019 and $31.1 billion at December 29, 2018. Our long-term debt contains customary representations, covenants, and events of default. We repaid approximately $350 million aggregate principal amount of senior notes on August 9, 2019. We were in compliance with all financial covenants during the three months ended March 30, 2019.
During the period from March 30, 2019 to the filing date of this Quarterly Report on Form 10-Q, due to the delays in the preparation of our financial statements for the year ended December 29, 2018 and for the fiscal quarter ended March 30, 2019, we were not in compliance with certain reporting covenants under the Senior Credit Facility and certain indentures.
However, as previously disclosed in our Current Report on Form 8-K filed May 10, 2019, we entered into a Waiver and Consent No. 2 (the “Second Waiver”) on May 10, 2019 with respect to the Senior Credit Facility, pursuant to which we obtained a temporary waiver of compliance by us with respect to the requirements to furnish lenders under the Senior Credit Facility copies of the consolidated financial statements for the fiscal quarter ended March 30, 2019. Pursuant to the Second Waiver and in order to remedy our noncompliance, we were required to provide condensed consolidated financial statements for our fiscal quarter ended March 30, 2019 no later than July 31, 2019.
As previously disclosed in our Current Report on Form 8-K filed July 31, 2019, we entered into a Waiver and Consent No. 3 (the “Third Waiver”) on July 29, 2019 with respect to the Senior Credit Facility, pursuant to which we obtained a temporary waiver of compliance by us with respect to the requirements to furnish lenders under the Senior Credit Facility copies of the consolidated financial statements for the fiscal quarter ended March 30, 2019. Pursuant to the Third Waiver and in order to remedy our noncompliance, we were required to provide condensed consolidated financial statements for our fiscal quarter ended March 30, 2019 no later than August 13, 2019. The filing of this Quarterly Report on Form 10-Q will constitute compliance with the reporting requirements under the Senior Credit Facility and indentures. If we had not obtained these waivers, we would not have been able to access our Senior Credit Facility.
We have aggregate principal amount of senior notes of approximately $900 million maturing in February 2020 and approximately 800 million Canadian dollars and $1.5 billion maturing in July 2020. We expect to fund these long-term debt repayments primarily with cash on hand, cash generated from our operating activities, proceeds from our divestiture in Canada, and potential new issuances of short-term or long-term debt. See Note 19, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information on our borrowing arrangements and long-term debt.

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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the three months ended March 30, 2019, we experienced cost decreases for nuts, dairy, coffee, and meat. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information on how we manage commodity costs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There were no material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.
Equity and Dividends
We paid common stock dividends of $488 million for the three months ended March 30, 2019 and $897 million for the three months ended March 31, 2018. On May 21, 2019, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which was paid on June 14, 2019 to shareholders of record on May 31, 2019. Additionally, on August 8, 2019, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on September 13, 2019 to shareholders of record on August 21, 2019.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Critical Accounting Estimates
Our significant accounting policies are described in Note 3, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of our consolidated financial statements for the year ended December 29, 2018 in our Annual Report on Form 10-K. See Note 3, Significant Accounting Policies, in Item 1, Financial Statements, for updates to our significant accounting policies during the three months ended March 30, 2019.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our critical accounting estimates and assumptions related to goodwill and intangible assets are described below. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 29, 2018 for a discussion of our other critical accounting estimates and assumptions.
Goodwill and Intangible Assets:
We maintain 19 reporting units, 13 of which comprise our goodwill balance. These 13 reporting units had an aggregate carrying amount of $36.1 billion as of March 30, 2019. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $44.1 billion as of March 30, 2019.
We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed to the associated carrying amount of goodwill.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our reporting units or brands might become impaired in the future.
We performed our 2019 annual impairment test as of March 31, 2019, concurrent with the preparation of the first and second quarter 2019 financial statements due to the delay in the filing of our Annual Report on Form 10-K for the year ended December 29, 2018. As a result, the disclosures below include information analyzed as of this annual impairment test date. As detailed in Note 9, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill and indefinite-lived intangible assets in the current year and in the prior year. Our reporting units and brands that were impaired in 2018 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2019 annual impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $33.0 billion as of the 2019 annual impairment test date and included: U.S. Grocery, U.S. Refrigerated, U.S. Foodservice, Canada Retail, Canada Foodservice, Latin America Exports, EMEA East, Australia and New Zealand, and Northeast Asia. We had one reporting unit, Continental Europe, with 10-20% fair value over carrying amount. Continental Europe had a goodwill carrying amount of $593 million as of the 2019 annual impairment test date. The aggregate goodwill carrying amount of reporting units with fair value over carrying amount between 20-50% was $2.4 billion and there were no reporting units with fair value over carrying amount in excess of 50% as of the 2019 annual impairment test date. Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $26.4 billion as of the 2019 annual impairment test date and included: Kraft, Philadelphia, Velveeta, Lunchables, Miracle Whip, Planters, Maxwell House, Cool Whip, and ABC. Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $3.6 billion as of the 2019 annual impairment test date and included Oscar Mayer, Jet Puffed, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion as of the 2019 annual impairment test date. Although the remaining brands, with a carrying value of $9.3 billion, have more than 50% excess fair value over carrying amount as of the 2019 annual impairment test date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
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
We utilize the excess earnings method under the income approach to estimate the fair value of certain of our largest brands. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each brand (including net sales, cost of products sold, and SG&A), contributory asset charges, income tax considerations, long-term growth rates, a discount rate that reflects the level of risk associated with the future earnings attributable to the brand, and management’s intent to invest in the brand indefinitely. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and guideline companies.
We utilize the relief from royalty method under the income approach to estimate the fair value of our remaining brands. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net sales for each brand, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, a discount rate that reflects the level of risk associated with the future cost savings attributable to the brand, and management’s intent to invest in the brand indefinitely. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and guideline companies.

The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and brands with 10% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the 2019 annual impairment test date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$33.0	7.0%	10.3%	1.5%	4.0%
Brands (excess earnings method)	19.4	7.7%	7.8%	0.8%	2.0%
Brands (relief from royalty method)	7.0	7.7%	10.7%	0.5%	3.5%	7.0%	20.0%
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and brands with 10-20% excess fair value over carry amount, as well as the goodwill or brand carrying amounts, as of the 2019 annual impairment test date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$0.6	9.0%	11.3%	2.5%	3.5%
Brands (excess earnings method)	3.3	7.8%	7.8%	1.0%	1.0%
Brands (relief from royalty method)	0.3	7.8%	10.3%	1.5%	4.0%	1.0%	17.0%
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates, long-term growth rates, and royalty rates on the fair values of our reporting units and brands with 10% or less excess fair value over carrying amount and 10-20% excess fair value over carrying amount. Note that these estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 10% or less excess fair value over carrying amount, as of the 2019 annual impairment test date for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(5.6)	$6.7	$2.7	$(2.5)
Brands (excess earnings method)	(1.4)	1.7	0.6	(0.6)
Brands (relief from royalty method)	(0.5)	0.6	0.2	(0.2)	$0.6	$(0.6)
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 10-20% excess fair value over carrying amount, as of the 2019 annual impairment test date for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(0.1)	$0.1	$0.1	$—
Brands (excess earnings method)	(0.3)	0.3	0.1	(0.1)
Brands (relief from royalty method)	—	—	—	—	$—	$—

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
See Note 9, Goodwill and Intangible Assets, in Item 1, Financial Statements, for our impairment testing results.
New Accounting Pronouncements
See Note 4, New Accounting Standards, in Item 1, Financial Statements, for a discussion of new accounting pronouncements.
Contingencies
See Note 17, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for a discussion of our contingencies.
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
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, other losses/(gains) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), and equity award compensation expense (excluding integration and restructuring expenses). Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended March 30, 2019
United States	$4,202	$—	$—	$4,202
Canada	450	(21)	—	471
EMEA	607	(49)	—	656
Rest of World	700	(44)	51	693
Kraft Heinz	$5,959	$(114)	$51	$6,022

Three Months Ended March 31, 2018
United States	$4,368	$—	$—	$4,368
Canada	484	—	—	484
EMEA	685	—	10	675
Rest of World	767	39	58	670
Kraft Heinz	$6,304	$39	$68	$6,197

Year-over-year growth rates
United States	(3.8)%	0.0 pp	0.0 pp	(3.8)%	(3.3) pp	(0.5) pp
Canada	(7.0)%	(4.5) pp	0.0 pp	(2.5)%	(2.2) pp	(0.3) pp
EMEA	(11.5)%	(7.2) pp	(1.4) pp	(2.9)%	0.0 pp	(2.9) pp
Rest of World	(8.7)%	(10.8) pp	(1.3) pp	3.4%	1.1 pp	2.3 pp
Kraft Heinz	(5.5)%	(2.4) pp	(0.3) pp	(2.8)%	(2.4) pp	(0.4) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended
	March 30, 2019	March 31, 2018
		(As Restated)
Net income/(loss)	$404	$1,003
Interest expense	321	317
Other expense/(income)	(380)	(90)
Provision for/(benefit from) income taxes	217	270
Operating income/(loss)	562	1,500
Depreciation and amortization (excluding integration and restructuring expenses)	234	199
Integration and restructuring expenses	27	90
Deal costs	8	9
Unrealized losses/(gains) on commodity hedges	(29)	2
Impairment losses	620	—
Equity award compensation expense (excluding integration and restructuring expenses)	9	7
Adjusted EBITDA	$1,431	$1,807

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	March 30, 2019	March 31, 2018
		(As Restated)
Diluted EPS	$0.33	$0.82
Integration and restructuring expenses(a)	0.02	0.05
Deal costs(b)	—	0.01
Unrealized losses/(gains) on commodity hedges(c)	(0.02)	—
Impairment losses(d)	0.49	—
Losses/(gains) on sale of business(e)	(0.16)	—
Nonmonetary currency devaluation(f)	—	0.04
U.S. Tax Reform discrete income tax expense/(benefit)(g)	—	(0.02)
Adjusted EPS	$0.66	$0.90

(a)
Gross expenses included in integration and restructuring expenses were $27 million for the three months ended March 30, 2019 ($20 million after-tax) and $90 million for the three months ended March 31, 2018 ($72 million after-tax) and were recorded in the following income statement line items:

•	Cost of products sold included $9 million for the three months ended March 30, 2019 and $78 million for the three months ended March 31, 2018; and

•	SG&A included $18 million for the three months ended March 30, 2019 and $12 million for the three months ended March 31, 2018;

(b)
Gross expenses included in deal costs were $8 million for the three months ended March 30, 2019 ($6 million after-tax) and $9 million for the three months ended March 31, 2018 ($7 million after-tax) and were recorded in SG&A.

(c)
Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $29 million for the three months ended March 30, 2019 ($21 million after-tax) and expenses of $2 million for the three months ended March 31, 2018 ($1 million after-tax) and were recorded in cost of products sold.

(d)	Gross expenses included in impairment losses, all of which related to goodwill, were $620 million for the three months ended March 30, 2019 ($594 million after-tax) and were recorded in SG&A.

(e)	Gross income included in losses/(gains) on sale of business was $246 million for the three months ended March 30, 2019 ($191 million after-tax) and were recorded in other expense/(income).

(f)
Gross expenses included in nonmonetary currency devaluation were $4 million for the three months ended March 30, 2019 ($4 million after tax) and $47 million for the three months ended March 31, 2018 ($47 million after-tax) and were recorded in other expense/(income).

(g)	U.S. Tax Reform discrete income tax expense/(benefit) included a benefit of $20 million for the three months ended March 31, 2018.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “anticipate,” “reflect,” “invest,” “see,” “make,” “expect,” “give,” “deliver,” “drive,” “believe,” “improve,” “assess,” “reassess,” “remain,” “evaluate,” “grow,” “will,” “plan,” “intend,” and variations of such words and similar future or conditional expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, impacts of accounting standards and guidance, growth, legal matters, taxes, costs and cost savings, impairments, and dividends. These forward-looking statements are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers, suppliers, and other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or product liability claims; unanticipated business disruptions; our ability to identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; our ability to successfully execute our strategic initiatives; the impacts of our international operations; economic and political conditions in the United States and in various other nations where we do business; changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; impacts of natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; our ownership structure; our indebtedness and ability to pay such indebtedness; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the derivatives we use; increased pension, labor and people-related expenses; compliance with laws, regulations, and related interpretations and related legal claims or other regulatory enforcement actions, including additional risks and uncertainties related to our restatement and any potential actions resulting from the SEC’s ongoing investigation, as well as potential additional subpoenas, litigation, and regulatory proceedings; an inability to remediate the material weaknesses in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; our failure to prepare and timely file our periodic reports; the restatement of certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues; our ability to protect intellectual property rights; tax law changes or interpretations; the impact of future sales of our common stock in the public markets; our ability to continue to pay a regular dividend and the amounts of any such dividends; volatility of capital markets and other macroeconomic factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 29, 2018. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended March 30, 2019. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 30, 2019, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Additionally, the material weaknesses described below could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018, we identified a material weakness in the risk assessment component of internal control as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. This material weakness in risk assessment gave rise to the specific control deficiencies described below, which we also determined to be material weaknesses:

•
Supplier Contracts and Related Arrangements: We did not design and maintain effective controls over the accounting for supplier contracts and related arrangements. Specifically, certain employees in our procurement organization engaged in misconduct and circumvented controls that included withholding information or directing others to withhold information related to supplier contracts that affected the accounting for certain supplier rebates, incentives, and pricing arrangements, in an attempt to influence the achievement of internal financial targets that became or were perceived to have become increasingly difficult to attain due to changes in our business environment. Additionally, in certain instances, we did not have a sufficient understanding or maintain sufficient documentation of the transaction to determine the appropriate accounting for certain cost and rebate elements and embedded leases. This material weakness resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 29, 2018.

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

Remediation of Material Weaknesses
Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weaknesses previously identified in the Annual Report on Form 10-K for the period ended December 29, 2018. These plans include the implementation of additional controls and procedures to strengthen our internal controls related to our risk assessment component of internal control over financial reporting, supplier contracts and related arrangements, and the level of precision applied to the goodwill and indefinite-lived intangible asset impairment testing process. The remediation efforts summarized below, which have been implemented or are in the process of being implemented during the three months ended March 30, 2019, are intended to address the identified material weaknesses and enhance our overall internal control environment.

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

We have begun and expect to continue implementing various changes in our internal control over financial reporting to remediate the material weaknesses described above. We continue to make progress on our remediation and our goal is to implement the remaining control improvements related to these material weaknesses by early 2020. We will also continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 17, Commitments, Contingencies and Debt, in Item 1, Financial Statements.

Item 1A. Risk Factors.
Additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets could negatively affect our financial condition and results of operations.
We maintain 19 reporting units, 13 of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, or significant adverse changes in the markets in which we operate. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed to the associated carrying amount of goodwill.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our reporting units or brands might become impaired in the future.
As a result of our annual and interim impairment tests, we have recognized historical goodwill impairment losses of $7.0 billion and indefinite-lived intangible asset impairment losses of $8.9 billion in 2018, and goodwill impairment losses of $744 million and indefinite-lived intangible asset impairment losses of $474 million in the first six months of 2019. Our reporting units and brands that were impaired in 2018 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2019 annual impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $33.0 billion as of the 2019 annual impairment test date and included: U.S. Grocery, U.S. Refrigerated, U.S. Foodservice, Canada Retail, Canada Foodservice, Latin America Exports, EMEA East, Australia and New Zealand, and Northeast Asia. We had one reporting unit, Continental Europe, with 10-20% fair value over carrying amount. Continental Europe had a goodwill carrying amount of $593 million as of the 2019 annual impairment test date. The aggregate goodwill carrying amount of reporting units with fair value over carrying amount between 20-50% was $2.4 billion and there were no reporting units with fair value over carrying amount in excess of 50% as of the 2019 annual impairment test date. Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $26.4 billion as of the 2019 annual impairment test date and included: Kraft, Philadelphia, Velveeta, Lunchables, Miracle Whip, Planters, Maxwell House, Cool Whip, and ABC. Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $3.6 billion as of the 2019 annual impairment test date and included Oscar Mayer, Jet Puffed, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion as of the 2019 annual impairment test date. Although the remaining reporting units and brands have more than 50% excess fair value over carrying amount as of the 2019 annual impairment test date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended March 30, 2019 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/2019 - 2/2/2019	36,676	$45.30	—	$—
2/3/2019 - 3/2/2019	120,443	42.24	—	—
3/3/2019 - 3/30/2019	51,810	33.08	—	—
Total	208,929		—

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
10.1
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

10.2
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

10.3
Waiver and Consent No. 3 to Credit Agreement, dated as of July 29, 2019, to the Credit Agreement dated as of July 6, 2015, by and among The Kraft Heinz Company, Kraft Heinz Foods Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 31, 2019.

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	August 13, 2019
		By:	/s/ David H. Knopf
David H. Knopf
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	August 13, 2019
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)