Form 10-Q
period 2019-06-29
Kraft Heinz Co
filed 2019-08-13
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
Additionally, as previously disclosed, we restated the relevant unaudited interim financial information for the quarterly periods ended September 29, 2018, June 30, 2018, March 31, 2018, December 30, 2017, September 30, 2017, July 1, 2017, and April 1, 2017. The 2018 quarterly restatements are or will become effective with the filing of our 2019 unaudited interim condensed consolidated financial statement filings in Quarterly Reports on Form 10-Q, including the quarterly period ended June 30, 2018, which is effective with the filing of this Quarterly Report on Form 10-Q. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement of our condensed consolidated financial statements for the period ended June 30, 2018.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
Net sales	$6,406	$6,690	$12,365	$12,994
Cost of products sold	4,324	4,343	8,272	8,383
Gross profit	2,082	2,347	4,093	4,611
Selling, general and administrative expenses, excluding impairment losses	750	756	1,579	1,520
Goodwill impairment losses	124	133	744	133
Intangible asset impairment losses	474	101	474	101
Selling, general and administrative expenses	1,348	990	2,797	1,754
Operating income/(loss)	734	1,357	1,296	2,857
Interest expense	316	316	637	633
Other expense/(income)	(133)	(20)	(513)	(110)
Income/(loss) before income taxes	551	1,061	1,172	2,334
Provision for/(benefit from) income taxes	103	308	320	578
Net income/(loss)	448	753	852	1,756
Net income/(loss) attributable to noncontrolling interest	(1)	(1)	(2)	(1)
Net income/(loss) attributable to common shareholders	$449	$754	$854	$1,757
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.37	$0.62	$0.70	$1.44
Diluted earnings/(loss)	0.37	0.62	0.70	1.43

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
Net income/(loss)	$448	$753	$852	$1,756
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(69)	(862)	150	(665)
Net deferred gains/(losses) on net investment hedges	10	219	(4)	145
Amounts excluded from the effectiveness assessment of net investment hedges	6	—	10	—
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	—	(4)	—
Net deferred gains/(losses) on cash flow hedges	(10)	34	(26)	56
Amounts excluded from the effectiveness assessment of cash flow hedges	7	—	13	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	3	(9)	(5)	(22)
Net actuarial gains/(losses) arising during the period	(5)	53	(5)	53
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(59)	(17)	(117)	(75)
Total other comprehensive income/(loss)	(123)	(582)	12	(508)
Total comprehensive income/(loss)	325	171	864	1,248
Comprehensive income/(loss) attributable to noncontrolling interest	(1)	(7)	10	(12)
Comprehensive income/(loss) attributable to common shareholders	$326	$178	$854	$1,260

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Cash and cash equivalents	$1,452	$1,130
Trade receivables (net of allowances of $32 at June 29, 2019 and $24 at December 29, 2018)	2,049	2,129
Income taxes receivable	105	152
Inventories	3,074	2,667
Prepaid expenses	395	400
Other current assets	1,058	1,221
Assets held for sale	1,035	1,376
Total current assets	9,168	9,075
Property, plant and equipment, net	7,023	7,078
Goodwill	35,989	36,503
Intangible assets, net	48,943	49,468
Other non-current assets	2,078	1,337
TOTAL ASSETS	$103,201	$103,461
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$1	$21
Current portion of long-term debt	1,298	377
Trade payables	4,153	4,153
Accrued marketing	508	722
Interest payable	384	408
Other current liabilities	1,446	1,767
Liabilities held for sale	7	55
Total current liabilities	7,797	7,503
Long-term debt	29,832	30,770
Deferred income taxes	12,128	12,202
Accrued postemployment costs	308	306
Other non-current liabilities	1,459	902
TOTAL LIABILITIES	51,524	51,683
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interest	2	3
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,224 shares issued and 1,220 shares outstanding at June 29, 2019; 1,224 shares issued and 1,220 shares outstanding at December 29, 2018)	12	12
Additional paid-in capital	57,769	58,723
Retained earnings/(deficit)	(4,140)	(4,853)
Accumulated other comprehensive income/(losses)	(1,807)	(1,943)
Treasury stock, at cost (4 shares at June 29, 2019 and December 29, 2018)	(291)	(282)
Total shareholders' equity	51,543	51,657
Noncontrolling interest	132	118
TOTAL EQUITY	51,675	51,775
TOTAL LIABILITIES AND EQUITY	$103,201	$103,461

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 29, 2018	$12	$58,723	$(4,853)	$(1,943)	$(282)	$118	$51,775
Net income/(loss) excluding redeemable noncontrolling interest	—	—	405	—	—	—	405
Other comprehensive income/(loss)	—	—	—	123	—	12	135
Dividends declared-common stock ($0.40 per share)	—	(488)	—	—	—	—	(488)
Cumulative effect of accounting standards adopted in the period	—	—	(136)	136	—	—	—
Exercise of stock options, issuance of other stock awards, and other	—	17	(2)	—	(9)	—	6
Balance at March 30, 2019	$12	$58,252	$(4,586)	$(1,684)	$(291)	$130	$51,833
Net income/(loss) excluding redeemable noncontrolling interest	—	—	449	—	—	—	449
Other comprehensive income/(loss)	—	—	—	(123)	—	—	(123)
Dividends declared-common stock ($0.40 per share)	—	(488)	—	—	—	—	(488)
Exercise of stock options, issuance of other stock awards, and other	—	5	(3)	—	—	2	4
Balance at June 29, 2019	12	57,769	(4,140)	(1,807)	(291)	132	51,675

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2017	$12	$58,634	$8,495	$(1,054)	$(224)	$207	$66,070
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,003	—	—	5	1,008
Other comprehensive income/(loss)	—	—	—	79	—	(5)	74
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period	—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other	—	22	(7)	—	(16)	—	(1)
Balance at March 31, 2018 (As Restated)	$12	$58,656	$8,634	$(975)	$(240)	$207	$66,294
Net income/(loss) excluding redeemable noncontrolling interest	—	—	754	—	—	—	754
Other comprehensive income/(loss)	—	—	—	(576)	—	(6)	(582)
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Exercise of stock options, issuance of other stock awards, and other	—	33	(2)	—	(14)	(13)	4
Balance at June 30, 2018 (As Restated)	12	58,689	8,624	(1,551)	(254)	188	65,708

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	June 29, 2019	June 30, 2018
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$852	$1,756
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	494	462
Amortization of postretirement benefit plans prior service costs/(credits)	(153)	(183)
Equity award compensation expense	15	27
Deferred income tax provision/(benefit)	(40)	79
Postemployment benefit plan contributions	(13)	(60)
Goodwill and intangible asset impairment losses	1,218	234
Nonmonetary currency devaluation	6	67
Loss/(gain) on sale of business	(246)	15
Other items, net	(131)	12
Changes in current assets and liabilities:
Trade receivables	75	(2,001)
Inventories	(484)	(428)
Accounts payable	63	127
Other current assets	5	(44)
Other current liabilities	(336)	153
Net cash provided by/(used for) operating activities	1,325	216
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	—	1,221
Capital expenditures	(448)	(438)
Payments to acquire business, net of cash acquired	(200)	(215)
Proceeds from sale of business, net of cash disposed	640	18
Other investing activities, net	(10)	(7)
Net cash provided by/(used for) investing activities	(18)	579
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(4)	(12)
Proceeds from issuance of long-term debt	18	2,990
Proceeds from issuance of commercial paper	377	1,525
Repayments of commercial paper	(377)	(1,950)
Dividends paid	(976)	(1,659)
Other financing activities, net	(15)	(3)
Net cash provided by/(used for) financing activities	(977)	891
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8)	(80)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	322	1,606
Balance at beginning of period	1,136	1,769
Balance at end of period	$1,458	$3,375
NON-CASH INVESTING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$—	$899
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
Held for Sale
We previously announced our plans to divest certain assets and operations in Canada. At June 29, 2019 and December 29, 2018, we have classified the assets and liabilities related to this disposal group as held for sale in our condensed consolidated balance sheet. Additionally, at December 29, 2018, the assets and liabilities related to the Heinz India divestiture were classified as held for sale in our condensed consolidated balance sheet. The Heinz India Transaction closed on January 30, 2019. Our assets held for sale are included within current assets and our liabilities held for sale are included within current liabilities. See Note 5, Acquisitions and Divestitures, for additional information.

Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements
We have restated herein our condensed consolidated financial statements at June 30, 2018 and for the three and six months ended June 30, 2018. We have also restated impacted amounts within the accompanying footnotes to the condensed consolidated financial statements.
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
Accordingly, we have restated herein our unaudited condensed consolidated financial statements at June 30, 2018 and for the three and six months ended June 30, 2018, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. In addition to the misstatements related to the supplier contracts and related arrangements, including the misstatements related to lease classification described in restatement reference (b) below, we corrected additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our condensed consolidated financial statements. These misstatements were related to balance sheet misclassifications, income taxes, impairments, and other misstatements, all of which are described in more detail in restatement references (c) through (f) below.

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
(e) Impairments
We recorded adjustments to recognize certain non-cash impairment losses in the correct period. In 2018, we had determined that a definite-lived intangible asset had been impaired in the fourth quarter of 2016 due to a license termination in that period and recorded an out-of-period correction to recognize the non-cash impairment loss. In addition, we recorded an adjustment to correct goodwill impairment losses related to our Australia and New Zealand reporting unit, which had been overstated in the second quarter of 2018. The impacts of the impairment misstatements are discussed in restatement reference (e) throughout this note.
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

Description of Restatement Tables
Below, we have presented a reconciliation from the as previously reported to the restated values for each of our condensed consolidated financial statements at June 30, 2018 and for the three and six months ended June 30, 2018. The values as previously reported were derived from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 3, 2018.

The Kraft Heinz Company
Condensed Consolidated Statement of Income
(in millions, except per share data)

	For the Three Months Ended June 30, 2018
	As Previously Reported	Restatement Impacts(1)	Restatement Reference	As Restated
Net sales	$6,686	$4	(f)	$6,690
Cost of products sold	4,321	22	(a)(b)(f)	4,343
Gross profit	2,365	(18)		2,347
Selling, general and administrative expenses, excluding impairment losses	771	(15)		756
Goodwill impairment losses	164	(31)	(e)	133
Intangible asset impairment losses	101	—		101
Selling, general and administrative expenses	1,036	(46)		990
Operating income/(loss)	1,329	28		1,357
Interest expense	318	(2)	(b)(f)	316
Other expense/(income)	(35)	15		(20)
Income/(loss) before income taxes	1,046	15		1,061
Provision for/(benefit from) income taxes	291	17	(a)(b)(d)(e)(f)	308
Net income/(loss)	755	(2)		753
Net income/(loss) attributable to noncontrolling interest	(1)	—		(1)
Net income/(loss) attributable to common shareholders	$756	$(2)		$754
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.62	$—		$0.62
Diluted earnings/(loss)	0.62	—		0.62

(1)
We have reclassified our $15 million pre-tax loss on the sale of our South African business from SG&A to other expense/(income) in order to conform with current period presentation. This reclassification has been included in the restatement impacts column above.

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
(e) Impairments—The correction of these misstatements resulted in a decrease to SG&A of $31 million and an increase to provision for income taxes of less than $1 million for the three months ended June 30, 2018.
(f) Other—The correction of these misstatements resulted in an increase to net sales of $4 million, an increase to cost of products sold of $8 million, a decrease to interest expense of less than $1 million, and a decrease to provision for income taxes of $2 million for the three months ended June 30, 2018.

The Kraft Heinz Company
Condensed Consolidated Statement of Income
(in millions, except per share data)

	For the Six Months Ended June 30, 2018
	As Previously Reported	Restatement Impacts(1)	Restatement Reference	As Restated
Net sales	$12,990	$4	(f)	$12,994
Cost of products sold	8,380	3	(a)(b)(f)	8,383
Gross profit	4,610	1		4,611
Selling, general and administrative expenses, excluding impairment losses	1,535	(15)		1,520
Goodwill impairment losses	164	(31)	(e)	133
Intangible asset impairment losses	101	—		101
Selling, general and administrative expenses	1,800	(46)		1,754
Operating income/(loss)	2,810	47		2,857
Interest expense	635	(2)	(b)(f)	633
Other expense/(income)	(125)	15		(110)
Income/(loss) before income taxes	2,300	34		2,334
Provision for/(benefit from) income taxes	552	26	(a)(b)(d)(e)(f)	578
Net income/(loss)	1,748	8		1,756
Net income/(loss) attributable to noncontrolling interest	(1)	—		(1)
Net income/(loss) attributable to common shareholders	$1,749	$8		$1,757
Per share data applicable to common shareholders:
Basic earnings/(loss)	$1.43	$0.01		$1.44
Diluted earnings/(loss)	1.43	—		1.43

(1)
We have reclassified our $15 million pre-tax loss on the sale of our South African business from SG&A to other expense/(income) in order to conform with current period presentation. This reclassification has been included in the restatement impacts column above.

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
(e) Impairments—The correction of these misstatements resulted in a decrease to SG&A of $31 million and an increase to provision for income taxes of less than $1 million for the six months ended June 30, 2018.
(f) Other—The correction of these misstatements resulted in an increase to net sales of $4 million, a decrease to cost of products sold of $7 million, a decrease to interest expense of less than $1 million, and an increase to provision for income taxes of $1 million for the six months ended June 30, 2018.

The Kraft Heinz Company
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	For the Three Months Ended June 30, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Net income/(loss)	$755	$(2)	(a)(b)(d)(e)(f)	$753
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(868)	6	(b)(d)(e)	(862)
Net deferred gains/(losses) on net investment hedges	219	—		219
Net deferred gains/(losses) on cash flow hedges	34	—		34
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(9)	—		(9)
Net actuarial gains/(losses) arising during the period	53	—		53
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(17)	—		(17)
Total other comprehensive income/(loss)	(588)	6		(582)
Total comprehensive income/(loss)	167	4		171
Comprehensive income/(loss) attributable to noncontrolling interest	(7)	—		(7)
Comprehensive income/(loss) attributable to Kraft Heinz	$174	$4		$178

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

The Kraft Heinz Company
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	For the Six Months Ended June 30, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Net income/(loss)	$1,748	$8	(a)(b)(d)(e)(f)	$1,756
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(671)	6	(b)(d)(e)	(665)
Net deferred gains/(losses) on net investment hedges	145	—		145
Net deferred gains/(losses) on cash flow hedges	56	—		56
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(22)	—		(22)
Net actuarial gains/(losses) arising during the period	53	—		53
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(75)	—		(75)
Total other comprehensive income/(loss)	(514)	6		(508)
Total comprehensive income/(loss)	1,234	14		1,248
Comprehensive income/(loss) attributable to noncontrolling interest	(12)	—		(12)
Comprehensive income/(loss) attributable to Kraft Heinz	$1,246	$14		$1,260

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

The Kraft Heinz Company
Condensed Consolidated Balance Sheet
(in millions, except per share data)

	June 30, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Cash and cash equivalents	$3,369	$—		$3,369
Trade receivables (net of allowances of $24 at June 30, 2018)	1,950	—		1,950
Sold receivables	37	—		37
Income taxes receivable	177	34	(a)(b)(d)(f)	211
Inventories	3,161	(67)	(c)(f)	3,094
Prepaid expenses	388	—		388
Other current assets	419	12	(a)(c)(f)	431
Total current assets	9,501	(21)		9,480
Property, plant and equipment, net	7,258	(141)	(b)(f)	7,117
Goodwill	44,270	32	(e)(f)	44,302
Intangible assets, net	59,101	(17)	(e)	59,084
Other non-current assets	1,766	—		1,766
TOTAL ASSETS	$121,896	$(147)		$121,749
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$34	$—		$34
Current portion of long-term debt	2,754	(31)	(b)(f)	2,723
Trade payables	4,326	(90)	(f)	4,236
Accrued marketing	474	6	(f)	480
Interest payable	404	—		404
Other current liabilities	1,099	137	(a)(f)	1,236
Total current liabilities	9,091	22		9,113
Long-term debt	31,380	(111)	(b)(f)	31,269
Deferred income taxes	14,230	30	(a)(d)(e)(f)	14,260
Accrued postemployment costs	394	—		394
Other non-current liabilities	929	69	(a)	998
TOTAL LIABILITIES	56,024	10		56,034
Commitments and Contingencies
Redeemable noncontrolling interest	7	—		7
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,222 shares issued and 1,219 shares outstanding at June 30, 2018)	12	—		12
Additional paid-in capital	58,766	(77)	(c)	58,689
Retained earnings/(deficit)	8,710	(86)	(a)(b)(c)(d)(e)(f)	8,624
Accumulated other comprehensive income/(losses)	(1,557)	6	(b)(d)(e)	(1,551)
Treasury stock, at cost (3 shares at June 30, 2018)	(254)	—		(254)
Total shareholders' equity	65,677	(157)		65,520
Noncontrolling interest	188	—		188
TOTAL EQUITY	65,865	(157)		65,708
TOTAL LIABILITIES AND EQUITY	$121,896	$(147)		$121,749

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
(d) Income Taxes—The correction of these misstatements resulted in an increase to income taxes receivable of $29 million, an increase to deferred income taxes of $73 million, a decrease to retained earnings of $51 million, and a decrease to accumulated other comprehensive losses of $7 million at June 30, 2018.
(e) Impairments—The correction of these misstatements resulted in an increase to goodwill of $31 million, a decrease to intangible assets, net of $17 million, a decrease to deferred income taxes of $4 million, an increase to retained earnings of $19 million, and an increase to accumulated other comprehensive losses of $1 million at June 30, 2018.
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
The cumulative effect of misstatements corrected in periods prior to December 31, 2017 resulted in a reduction to retained earnings of $94 million. The correction of misstatements in the six months ended June 30, 2018 resulted in an increase to retained earnings of $8 million. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2018 and June 30, 2018
(in millions, except per share data)

	As Previously Reported
	Restatement Reference	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2017		$12	$58,711	$8,589	$(1,054)	$(224)	$207	$66,241
Net income/(loss) excluding redeemable noncontrolling interest		—	—	993	—	—	5	998
Other comprehensive income/(loss) excluding redeemable noncontrolling interest		—	—	—	79	—	(5)	74
Dividends declared-common stock ($0.625 per share)		—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period		—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other		—	22	(7)	—	(16)	—	(1)
Balance at March 31, 2018		12	58,733	8,718	(975)	(240)	207	66,455
Net income/(loss) excluding redeemable noncontrolling interest		—	—	756	—	—	—	756
Other comprehensive income/(loss) excluding redeemable noncontrolling interest		—	—	—	(582)	—	(6)	(588)
Dividends declared-common stock ($0.625 per share)		—	—	(762)	—	—	—	(762)
Exercise of stock options, issuance of other stock awards, and other		—	33	(2)	—	(14)	(13)	4
Balance at June 30, 2018		$12	$58,766	$8,710	$(1,557)	$(254)	$188	$65,865

	Restatement Impacts
	Restatement Reference	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2017		$—	$(77)	$(94)	$—	$—	$—	$(171)
Net income/(loss) excluding redeemable noncontrolling interest	(a)(b)(d)(e)(f)	—	—	10	—	—	—	10
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	(b)(d)	—	—	—	—	—	—	—
Dividends declared-common stock ($0.625 per share)		—	—	—	—	—	—	—
Cumulative effect of accounting standards adopted in the period		—	—	—	—	—	—	—
Exercise of stock options, issuance of other stock awards, and other		—	—	—	—	—	—	—
Balance at March 31, 2018		—	(77)	(84)	—	—	—	(161)
Net income/(loss) excluding redeemable noncontrolling interest	(a)(b)(d)(e)(f)	—	—	(2)	—	—	—	(2)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	(b)(d)(e)	—	—	—	6	—	—	6
Dividends declared-common stock ($0.625 per share)		—	—	—	—	—	—	—
Exercise of stock options, issuance of other stock awards, and other		—	—	—	—	—	—	—
Balance at June 30, 2018		$—	$(77)	$(86)	$6	$—	$—	$(157)

	As Restated
	Restatement Reference	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2017		$12	$58,634	$8,495	$(1,054)	$(224)	$207	$66,070
Net income/(loss) excluding redeemable noncontrolling interest		—	—	1,003	—	—	5	1,008
Other comprehensive income/(loss) excluding redeemable noncontrolling interest		—	—	—	79	—	(5)	74
Dividends declared-common stock ($0.625 per share)		—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period		—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other		—	22	(7)	—	(16)	—	(1)
Balance at March 31, 2018		12	58,656	8,634	(975)	(240)	207	66,294
Net income/(loss) excluding redeemable noncontrolling interest		—	—	754	—	—	—	754
Other comprehensive income/(loss) excluding redeemable noncontrolling interest		—	—	—	(576)	—	(6)	(582)
Dividends declared-common stock ($0.625 per share)		—	—	(762)	—	—	—	(762)
Exercise of stock options, issuance of other stock awards, and other		—	33	(2)	—	(14)	(13)	4
Balance at June 30, 2018		$12	$58,689	$8,624	$(1,551)	$(254)	$188	$65,708

See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the three and six months ended June 30, 2018 sections above.

The Kraft Heinz Company
Consolidated Statement of Cash Flows
(in millions)

	For the Six Months Ended June 30, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,748	$8	(a)(b)(d)(e)(f)	$1,756
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	476	(14)	(b)(f)	462
Amortization of postretirement benefit plans prior service costs/(credits)	(183)	—		(183)
Equity award compensation expense	27	—		27
Deferred income tax provision/(benefit)	58	21	(a)(d)(e)(f)	79
Postemployment benefit plan contributions	(60)	—		(60)
Goodwill and intangible asset impairment losses	265	(31)	(e)	234
Nonmonetary currency devaluation	67	—		67
Loss/(gain) on sale of business	15	—		15
Other items, net	44	(32)	(a)(f)	12
Changes in current assets and liabilities:
Trade receivables	(2,001)	—		(2,001)
Inventories	(440)	12	(c)(f)	(428)
Accounts payable	143	(16)	(f)	127
Other current assets	(66)	22	(a)(c)(f)	(44)
Other current liabilities	136	17	(a)(b)(d)(f)	153
Net cash provided by/(used for) operating activities	229	(13)		216
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	1,221	—		1,221
Capital expenditures	(438)	—		(438)
Payments to acquire business, net of cash acquired	(215)	—		(215)
Proceeds from sale of business	18	—		18
Other investing activities, net	(7)	—		(7)
Net cash provided by/(used for) investing activities	579	—		579
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(25)	13	(b)(f)	(12)
Proceeds from issuance of long-term debt	2,990	—		2,990
Proceeds from issuance of commercial paper	1,525	—		1,525
Repayments of commercial paper	(1,950)	—		(1,950)
Dividends paid - common stock	(1,659)	—		(1,659)
Other financing activities, net	(3)	—		(3)
Net cash provided by/(used for) financing activities	878	13		891
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(80)	—		(80)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	1,606	—		1,606
Balance at beginning of period	1,769	—		1,769
Balance at end of period	$3,375	$—		$3,375
NON-CASH INVESTING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$899	$—		$899

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

Fair Value Measurement Disclosures:
In August 2018, the FASB issued ASU 2018-13 related to fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for determining that a transfer has occurred, and valuation processes for Level 3 fair value measurements. Additionally, this ASU modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of investee assets (by removing the timing requirement in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income/(loss) and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption of the guidance in whole is permitted. Alternatively, companies may early adopt removed or modified disclosures and delay adoption of the additional disclosures until their effective date. Certain of the amendments in this ASU must be applied prospectively upon adoption, while other amendments must be applied retrospectively upon adoption. We elected to early adopt the provisions related to removing disclosures in the fourth quarter of our fiscal year 2018 on a retrospective basis. Accordingly, we removed certain disclosures from Note 12, Postemployment Benefits and Note 13, Financial Instruments, in our Annual Report on Form 10-K for the year ended December 29, 2018. There was no other impact to our financial statement disclosures as a result of early adopting the provisions related to removing disclosures. We are currently evaluating the disclosure impact of the provisions related to modifying and adding disclosures as well as the timing of adoption.
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
Note 5. Acquisitions and Divestitures
Acquisitions
Primal Acquisition:
On January 3, 2019 (the “Primal Acquisition Date”), we acquired 100% of the outstanding equity interests in Primal Nutrition, LLC (“Primal Nutrition”) (the “Primal Acquisition”), a better-for-you brand primarily focused on condiments, sauces, and dressings, with growing product lines in healthy snacks and other categories. The Primal Kitchen brand holds leading positions in the e-commerce and natural channels. The results of Primal Nutrition have been included in our condensed consolidated financial statements for the three and six months ended June 29, 2019. We have not included unaudited pro forma results, prepared in accordance with ASC 805, as if Primal Nutrition had been acquired as of December 31, 2017 (the first day of the first fiscal period presented), as it would not yield significantly different results.
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

The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Primal Acquisition Date). The primary areas of accounting for the Primal Acquisition that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired, residual goodwill, and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, we will evaluate any additional information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Primal Acquisition Date that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.
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

Related to these acquisitions, we incurred aggregate deal costs of $2 million for the six months ended June 29, 2019 and $7 million for the three months and $16 million for the six months ended June 30, 2018. There were no deal costs related to acquisitions for the three months ended June 29, 2019. We recognized these deal costs in SG&A.
Divestitures
Heinz India Transaction:
In October 2018, we entered into a definitive agreement with two third-parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”), to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) for approximately 46 billion Indian rupees (approximately $655 million at January 30, 2019) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we transferred to the Buyers, among other assets and operations, our global intellectual property rights to several brands, including Complan, Glucon-D, Nycil, and Sampriti. Our core brands (i.e., Heinz and Kraft) were not transferred. The Heinz India Transaction closed on January 30, 2019 (the “Heinz India Closing Date”). We recognized a pre-tax gain of $246 million, which was included in other expense/(income) for the six months ended June 29, 2019.
The components of the pre-tax gain were as follows (in millions):

Proceeds	$655
Less investment in Heinz India	(355)
Recognition of tax indemnification	(48)
Other	(6)
Pre-tax gain on sale of Heinz India	$246

In connection with the Heinz India Transaction we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to the Heinz India Closing Date, including taxes for which we are liable as a result of any transaction that occurred on or before such date. To determine the fair value of our tax indemnity we made various assumptions, including the range of potential dates the tax matters will be resolved, the range of potential future cash flows, the probabilities associated with potential resolution dates and potential future cash flows, and the discount rate. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million, including $18 million in other current liabilities and $30 million in other non-current liabilities on our condensed consolidated balance sheet at June 29, 2019. We also recorded a corresponding $48 million reduction of the gain on the Heinz India Transaction within other expense/(income) in our condensed consolidated statement of income for the six months ended June 29, 2019. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale for the Heinz India Transaction.
The other component of the pre-tax gain on the sale of Heinz India in the table above primarily related to losses on net investment hedges of our investment in Heinz India, which were settled in the current period. These losses were recorded in other expense/(income) for the six months ended June 29, 2019.
Canada Natural Cheese Transaction:
In November 2018, we entered into a definitive agreement with Parmalat SpA (“Parmalat”) to sell certain assets in our natural cheese portfolio in Canada for approximately 1.6 billion Canadian dollars (approximately $1.2 billion at June 29, 2019) (the “Canada Natural Cheese Transaction”). In connection with the Canada Natural Cheese Transaction, we will transfer certain assets to Parmalat, including the intellectual property rights to Cracker Barrel in Canada and P’Tit Quebec globally. The Canada Natural Cheese Transaction closed on July 2, 2019. We expect to recognize a gain on this transaction in the third quarter of 2019. We have presented the assets and liabilities related to the Canada Natural Cheese Transaction as held for sale on the consolidated balance sheet at June 29, 2019 and December 29, 2018. This divestiture is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it will not be reported as discontinued operations.

South Africa Transaction:
On May 31, 2018, we sold our 50.1% interest in our South African subsidiary to our minority interest partner. This transaction included proceeds of $18 million, which were included in investing activities on the condensed consolidated statement of cash flows for the six months ended June 30, 2018. We recorded a pre-tax loss on the sale of a business of approximately $15 million, which was included in other expense/(income) on the condensed consolidated statements of income for the three and six months ended June 30, 2018.
We incurred aggregate deal costs related to these divestitures of $5 million for the three months and $11 million for the six months ended June 29, 2019. We recognized these deal costs in SG&A.
Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	June 29, 2019	December 29, 2018
ASSETS
Inventories	$79	$92
Property, plant and equipment, net	95	139
Goodwill	517	669
Intangible assets, net	336	437
Other	8	39
Total assets held for sale	$1,035	$1,376
LIABILITIES
Total liabilities held for sale	$7	$55

The change in assets and liabilities held for sale during the six months ended June 29, 2019 was primarily related to the Heinz India Transaction closing on January 30, 2019.
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
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. As of June 29, 2019, related to these programs, we expect to eliminate approximately 400 positions, 200 of which were eliminated during the six months ended June 29, 2019. These programs resulted in expenses of $41 million during the six months ended June 29, 2019, including $3 million of credits in severance and employee benefit costs, $12 million of non-cash asset-related costs, and $32 million of other implementation costs. Restructuring expenses during the three months ended June 29, 2019 were $14 million, including $4 million of credits in severance and employee benefit costs, $3 million of non-cash asset-related costs, $17 million of other implementation costs, and $2 million of credits in other exit costs. Restructuring expenses totaled $135 million for the three months and $167 million for the six months ended June 30, 2018.

Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs(a)	Total
Balance at December 29, 2018	$32	$33	$65
Charges/(credits)	(3)	—	(3)
Cash payments	(13)	(3)	(16)
Balance at June 29, 2019	$16	$30	$46
(a) Other exit costs primarily consist of lease and contract terminations.
We expect the majority of the liability for severance and employee benefit costs as of June 29, 2019 to be paid by the end of 2019. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2019 and 2026.
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
We incurred pre-tax costs related to the Integration Program of $22 million during the three months and $80 million during the six months ended June 30, 2018. No such expenses were incurred during the three or six months ended June 29, 2019.
Total Expenses:
Total expense/(income) related to restructuring activities, including the Integration Program, by income statement caption, were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
Severance and employee benefit costs - COGS	$(3)	$9	$(3)	$25
Severance and employee benefit costs - SG&A	(1)	5	—	10
Severance and employee benefit costs - Other expense/(income)	—	6	—	6
Asset-related costs - COGS	1	5	3	25
Asset-related costs - SG&A	2	1	9	1
Other costs - COGS	8	65	15	107
Other costs - SG&A	7	8	17	15
Other costs - Other expense/(income)	—	58	—	58
	$14	$157	$41	$247
We do not include our restructuring activities, including the Integration Program, within Segment Adjusted EBITDA (as defined in Note 20, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$7	$69	$26	$121
Canada	4	63	6	66
EMEA	1	7	4	28
Rest of World	—	9	1	9
General corporate expenses	2	9	4	23
	$14	$157	$41	$247

Note 7. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	June 29, 2019	December 29, 2018
Cash and cash equivalents	$1,452	$1,130
Restricted cash included in other current assets	1	1
Restricted cash included in other non-current assets	5	5
Cash, cash equivalents, and restricted cash	$1,458	$1,136

Note 8. Inventories
Inventories consisted of the following (in millions):

	June 29, 2019	December 29, 2018
Packaging and ingredients	$598	$510
Work in process	324	343
Finished product	2,152	1,814
Inventories	$3,074	$2,667

At June 29, 2019 and December 29, 2018, inventories excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information.
Note 9. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	Canada	EMEA	Rest of World	Total
Balance at December 29, 2018	$29,597	$2,438	$3,074	$1,394	$36,503
Impairment losses	(118)	—	(292)	(334)	(744)
Acquisitions	125	—	6	—	131
Translation adjustments and other	1	102	(7)	3	99
Balance at June 29, 2019	$29,605	$2,540	$2,781	$1,063	$35,989

In the first quarter of 2019, we completed the acquisition of Primal Nutrition. Additionally, at June 29, 2019 and December 29, 2018, goodwill excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information related to this acquisition, as well as amounts held for sale.
We maintain 19 reporting units, 12 of which comprise our goodwill balance. These 12 reporting units had an aggregate carrying amount of $36.0 billion as of June 29, 2019. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
We performed our 2019 annual impairment test as of March 31, 2019, which is the first day of our second quarter in 2019 (this was performed concurrently with the preparation of the first and second quarter 2019 financial statements due to the delay in the filing of our Annual Report on Form 10-K for the year ended December 29, 2018). We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Through the performance of the 2019 annual impairment test, we identified an impairment related to the U.S. Refrigerated reporting unit. This impairment was primarily due to an increase in the discount rate assumption used for the fair value estimation. The increase in the discount rate was applied to reflect a market participants’ perceived risk in the valuation implied by the sustained reduction in our stock price and, hence, market capitalization (which decreased approximately 25% from December 29, 2018 to the March 31, 2019 annual impairment test date and sustained this decline through June 29, 2019). Since this valuation assumption change was made in connection with the annual impairment test in the second quarter of 2019 and was not indicative of events or conditions that would have constituted a triggering event during the first quarter of 2019, we recorded a non-cash impairment loss of $118 million in SG&A in the second quarter of 2019 within our United States segment. The goodwill carrying amount of this reporting unit is $7.0 billion after the impairment.
Accumulated impairment losses to goodwill were $7.8 billion at June 29, 2019.
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
As a result of our 2018 annual impairment test, we recognized a non-cash impairment loss of $133 million in SG&A related to our Australia and New Zealand reporting unit in the second quarter of 2018. This impairment loss was primarily due to margin declines in the region.

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
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 29, 2018	$43,966
Impairment losses	(474)
Reclassified to assets held for sale	(9)
Translation adjustments	40
Balance at June 29, 2019	$43,523

At June 29, 2019 and December 29, 2018, indefinite-lived intangible assets excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information on amounts held for sale.
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $43.5 billion as of June 29, 2019. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount.
We performed our 2019 annual impairment test as of March 31, 2019, which is the first day of our second quarter in 2019. As a result of our 2019 annual impairment test, we recognized a non-cash impairment loss of $474 million in SG&A in the second quarter of 2019 primarily related to six brands (Miracle Whip, Velveeta, Lunchables, Maxwell House, Philadelphia, and Cool Whip). This impairment loss was recorded in our United States segment, consistent with the ownership of the trademarks. The impairment for these brands was largely due to an increase in the discount rate assumptions used for the fair value estimations. The increase in the discount rate was applied to reflect a market participants’ perceived risk in the valuation implied by the sustained reduction in our stock price and, hence, market capitalization (which decreased approximately 25% from December 29, 2018 to the March 31, 2019 annual impairment test date and sustained this decline through June 29, 2019).
For Miracle Whip and Maxwell House, the reduction in fair value was also driven by lower expectations of near and long-term net sales growth that were adjusted in the second quarter of 2019 due to anticipated trends in consumer preferences. For Lunchables, the reduction in fair value was also due to lower forecasted net sales and royalty rate assumptions associated with lower profit margin expectations driven by pricing actions at certain customers. For Velveeta, Philadelphia, and Cool Whip, no assumption changes other than the discount rate had a meaningful impact on the estimated fair value of brands. Since these valuation assumption changes were made in connection with the annual impairment test in the second quarter of 2019 and were not indicative of events or conditions that would have constituted a triggering event during the first quarter of 2019, we recorded the non-cash impairment loss in the second quarter of 2019. These brands had an aggregate carrying value of $13.5 billion prior to this impairment and $13.0 billion after impairment.
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
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	June 29, 2019			December 29, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,518	$(460)	$2,058	$2,474	$(402)	$2,072
Customer-related assets	4,114	(764)	3,350	4,097	(681)	3,416
Other	14	(2)	12	18	(4)	14
	$6,646	$(1,226)	$5,420	$6,589	$(1,087)	$5,502

Amortization expense for definite-lived intangible assets was $72 million for the three months and $148 million for the six months ended June 29, 2019 and $70 million for the three months and $139 million for the six months June 30, 2018. Aside from amortization expense, the changes in definite-lived intangible assets from December 29, 2018 to June 29, 2019 primarily reflect additions of $66 million related to purchase accounting for Primal Nutrition and foreign currency. Definite-lived intangible assets at June 29, 2019 and December 29, 2018 excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information related to our acquisition of Primal Nutrition, as well as amounts held for sale.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $277 million for the next year and approximately $277 million for each of the four years thereafter.
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
Our effective tax rate was 18.8% for the three months ended June 29, 2019 compared to 29.0% for the three months ended June 30, 2018. The decrease in our effective tax rate was primarily driven by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and favorability from net discrete items, primarily related to reversals of reserves for uncertain tax positions in the U.S. and certain state jurisdictions, partially offset by non-deductible goodwill impairments in the current year. Additionally, in the prior year, we had an unfavorable impact from net discrete items, primarily related to the revaluation of our deferred tax balances due to changes in state tax laws and non-deductible goodwill impairments, which were partially offset by the favorable impact of derivative losses on foreign exchange contracts.
Our effective tax rate was 27.3% for the six months ended June 29, 2019 compared to 24.8% for the six months ended June 30, 2018. The increase in our effective tax rate was primarily driven by the unfavorable impact of net discrete items, partially offset by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions. The unfavorable impact of net discrete items was primarily driven by non-deductible goodwill impairments, partially offset by reversals of reserves for uncertain tax positions in the U.S. and certain state jurisdictions. Additionally, in the prior year, we had an unfavorable impact from net discrete items, primarily related to the revaluation of our deferred tax balances due to changes in state tax laws.
Note 11. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 29, 2018	18,259,965	$44.64
Forfeited	(640,988)	65.19
Exercised	(344,599)	23.29
Outstanding at June 29, 2019	17,274,378	44.31

The aggregate intrinsic value of stock options exercised during the period was $8 million for the six months ended June 29, 2019.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 29, 2018	2,338,958	$68.49
Granted	13,032	83.20
Forfeited	(400,862)	64.15
Vested	(53,091)	85.04
Outstanding at June 29, 2019	1,898,037	69.04

The aggregate fair value of RSUs that vested during the period was insignificant for the six months ended June 29, 2019.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 29, 2018	3,252,056	$59.24
Forfeited	(716,515)	57.23
Outstanding at June 29, 2019	2,535,541	59.81

Note 12. Postemployment Benefits
As a result of our failure to remain current in our reporting requirements with the SEC, we became ineligible to use Form S-8 registration statements. As a result, on April 23, 2019, the administrator of the Kraft Heinz Savings Plan and the Kraft Heinz Union Savings Plan (collectively, the “Plan”) issued a notice to Plan participants advising participants of a blackout period during which participants were prohibited from acquiring beneficial ownership of additional interests in The Kraft Heinz Company Stock Fund. Upon completion of the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 on August 13, 2019, we became current in our reporting requirements with the SEC and became eligible to use Form S-8 registration statements.
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

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended				For the Six Months Ended
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$2	$3	$4	$5	$4	$5	$8	$10
Interest cost	40	38	13	17	81	77	26	36
Expected return on plan assets	(57)	(64)	(36)	(44)	(114)	(127)	(73)	(92)
Amortization of unrecognized losses/(gains)	—	—	—	—	—	—	—	1
Settlements	—	(2)	—	58	—	(2)	—	58
Curtailments	—	—	—	(1)	—	—	—	(1)
Special/contractual termination benefits	—	—	—	5	—	—	—	6
Other	—	—	1	—	—	—	1	—
Net pension cost/(benefit)	$(15)	$(25)	$(18)	$40	$(29)	$(47)	$(38)	$18

We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $10 million during the six months ended June 29, 2019 and plan to make further contributions of approximately $5 million during the remainder of 2019. Related to our U.S. pension plans, we did not contribute during the six months ended June 29, 2019 and do not plan to make contributions during the remainder of 2019. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$2	$2	$3	$4
Interest cost	11	11	23	22
Expected return on plan assets	(14)	(13)	(27)	(25)
Amortization of prior service costs/(credits)	(76)	(78)	(153)	(156)
Amortization of unrecognized losses/(gains)	(2)	—	(4)	—
Net postretirement cost/(benefit)	$(79)	$(78)	$(158)	$(155)

We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the six months ended June 29, 2019, we contributed $3 million to our postretirement benefit plans. We plan to make further contributions of approximately $12 million to our postretirement benefit plans during the remainder of 2019. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.

Note 13. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	June 29, 2019	December 29, 2018
Commodity contracts	$610	$478
Foreign exchange contracts	2,847	3,263
Cross-currency contracts	10,146	10,146

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	June 29, 2019
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$16	$20	$16	$20
Cross-currency contracts(b)	—	—	196	64	196	64
Derivatives not designated as hedging instruments:
Commodity contracts(c)	27	11	2	2	29	13
Foreign exchange contracts(a)	—	—	7	14	7	14
Cross-currency contracts(b)	—	—	512	66	512	66
Total fair value	$27	$11	$733	$166	$760	$177

(a)
At June 29, 2019, the fair value of our derivative assets was recorded in other current assets ($19 million) and other non-current assets ($4 million) the fair value of our derivative liabilities was recorded in other current liabilities ($30 million) and other non-current liabilities ($4 million).

(b)
At June 29, 2019, the fair value of our derivative assets was recorded in other current assets ($512 million) and other non-current assets ($196 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($66 million) and other non-current liabilities ($64 million).

(c)
At June 29, 2019, the fair value of our derivative assets was recorded in other current assets ($27 million) and other non-current assets ($2 million) and the fair value of derivative liabilities was recorded in other current liabilities.

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

Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $124 million at June 29, 2019 and $124 million at December 29, 2018. No significant amounts of collateral were received or posted on our derivative assets and liabilities at June 29, 2019.
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
Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
Net Investment Hedging:
At June 29, 2019, we had the following items designated as net investment hedges:

•	Non-derivative foreign denominated debt with principal amounts of €2,550 million and £400 million;

•	Cross-currency contracts with notional amounts of £1.0 billion ($1.4 billion), C$2.1 billion ($1.6 billion), and ¥9.6 billion ($85 million); and

•	Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $167 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign denominated debt.
Cash Flow Hedge Coverage:
At June 29, 2019, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next five years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at June 29, 2019 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains on foreign currency cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized losses on interest rate cash flow hedges and cross-currency cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cash flow hedges:
Foreign exchange contracts	$—	$—	$(1)	$—	Net sales
Foreign exchange contracts	(8)	25	(27)	32	Cost of products sold
Foreign exchange contracts (excluded component)	1	—	—	—	Cost of products sold
Foreign exchange contracts	—	13	(22)	31	Other expense/(income)
Cross-currency contracts	(5)	—	19	—	Other expense/(income)
Cross-currency contracts (excluded component)	7	—	14	—	Other expense/(income)
Net investment hedges:
Foreign exchange contracts	4	13	13	2	SG&A
Foreign exchange contracts (excluded component)	—	—	(1)	—	Interest expense
Cross-currency contracts	34	107	(38)	96	SG&A
Cross-currency contracts (excluded component)	7	—	14	—	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$40	$158	$(29)	$161

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	June 29, 2019			June 30, 2018
				(As Restated)
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$4,324	$316	$(133)	$4,343	$316	$(20)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$8	$—	$—	$(4)	$—	$13
Foreign exchange contracts (excluded component)	(1)	—	—	—	—	—
Interest rate contracts	—	(1)	—	—	(1)	—
Cross-currency contracts	—	—	(14)	—	—	—
Cross-currency contracts (excluded component)	—	—	7	—	—	—
Net investment hedges:
Foreign exchange contracts	—	—	—	—	—	—
Foreign exchange contracts (excluded component)	—	—	—	—	—	—
Cross-currency contracts (excluded component)	—	7	—	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	5	—	—	(10)	—	—
Foreign exchange contracts	—	—	(14)	—	—	(64)
Cross-currency contracts	—	—	3	—	—	—
Total gains/(losses) recognized in statements of income	$12	$6	$(18)	$(14)	$(1)	$(51)

	For the Six Months Ended
	June 29, 2019			June 30, 2018
				(As Restated)
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$8,272	$637	$(513)	$8,383	$633	$(110)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$17	$—	$(22)	$(9)	$—	$31
Foreign exchange contracts (excluded component)	(2)	—	—	—	—	—
Interest rate contracts	—	(2)	—	—	(2)	—
Cross-currency contracts	—	—	6	—	—	—
Cross-currency contracts (excluded component)	—	—	14	—	—	—
Net investment hedges:
Foreign exchange contracts	—	—	(6)	—	—	—
Foreign exchange contracts (excluded component)	—	(1)	—	—	—	—
Cross-currency contracts (excluded component)	—	14	—	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	26	—	—	(15)	—	—
Foreign exchange contracts	—	—	(6)	—	—	(44)
Cross-currency contracts	—	—	7	—	—	(1)
Total gains/(losses) recognized in statements of income	$41	$11	$(7)	$(24)	$(2)	$(14)

Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $25 million for the three months and pre-tax gains of $19 million for the six months ended June 29, 2019, and pre-tax losses of $195 million for the three months and $92 million for the six months ended June 30, 2018. These amounts were recognized in other comprehensive income/(loss).

Note 14. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 29, 2018	$(2,476)	$492	$41	$(1,943)
Foreign currency translation adjustments	138	—	—	138
Net deferred gains/(losses) on net investment hedges	(4)	—	—	(4)
Amounts excluded from the effectiveness assessment of net investment hedges	10	—	—	10
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(4)	—	—	(4)
Net deferred gains/(losses) on cash flow hedges	—	—	(26)	(26)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	13	13
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(5)	(5)
Net postemployment benefit gains/(losses) arising during the period	—	(5)	—	(5)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(117)	—	(117)
Cumulative effect of accounting standards adopted in the period(a)	—	114	22	136
Total other comprehensive income/(loss)	140	(8)	4	136
Balance as of June 29, 2019	$(2,336)	$484	$45	$(1,807)

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

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	June 29, 2019			June 30, 2018
				(As Restated)
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(69)	$—	$(69)	$(856)	$—	$(856)
Net deferred gains/(losses) on net investment hedges	13	(3)	10	315	(96)	219
Amounts excluded from the effectiveness assessment of net investment hedges	7	(1)	6	—	—	—
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(7)	1	(6)	—	—	—
Net deferred gains/(losses) on cash flow hedges	(13)	3	(10)	38	(4)	34
Amounts excluded from the effectiveness assessment of cash flow hedges	8	(1)	7	—	—	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	1	2	3	(8)	(1)	(9)
Net actuarial gains/(losses) arising during the period	—	(5)	(5)	71	(18)	53
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(78)	19	(59)	(22)	5	(17)

	For the Six Months Ended
	June 29, 2019			June 30, 2018
				(As Restated)
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$138	$—	$138	$(654)	$—	$(654)
Net deferred gains/(losses) on net investment hedges	(6)	2	(4)	190	(45)	145
Amounts excluded from the effectiveness assessment of net investment hedges	13	(3)	10	—	—	—
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(7)	3	(4)	—	—	—
Net deferred gains/(losses) on cash flow hedges	(31)	5	(26)	63	(7)	56
Amounts excluded from the effectiveness assessment of cash flow hedges	14	(1)	13	—	—	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(11)	6	(5)	(20)	(2)	(22)
Net actuarial gains/(losses) arising during the period	(1)	(4)	(5)	71	(18)	53
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(156)	39	(117)	(99)	24	(75)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$—	$6	$—	Other expense/(income)
Foreign exchange contracts(a)	—	—	1	—	Interest expense
Cross-currency contracts(a)	(7)	—	(14)	—	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	(7)	4	(15)	9	Cost of products sold
Foreign exchange contracts(b)	—	(13)	22	(31)	Other expense/(income)
Cross-currency contracts(a)	7	—	(20)	—	Other expense/(income)
Interest rate contracts(c)	1	1	2	2	Interest expense
Losses/(gains) on hedges before income taxes	(6)	(8)	(18)	(20)
Losses/(gains) on hedges, income taxes	3	(1)	9	(2)
Losses/(gains) on hedges	$(3)	$(9)	$(9)	$(22)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$(2)	$—	$(4)	$1	(d)
Amortization of prior service costs/(credits)	(76)	(78)	(153)	(156)	(d)
Settlement and curtailment losses/(gains)	—	56	—	56	(d)
Other losses/(gains) on postemployment benefits	—	—	1	—
Losses/(gains) on postemployment benefits before income taxes	(78)	(22)	(156)	(99)
Losses/(gains) on postemployment benefits, income taxes	19	5	39	24
Losses/(gains) on postemployment benefits	$(59)	$(17)	$(117)	$(75)

(a)	Represents recognition of the excluded component in net income/(loss).

(b)	Includes amortization of the excluded component and the effective portion of the related hedges.

(c)	Represents amortization of realized hedge losses that were deferred into accumulated other comprehensive income/(losses) through the maturity of the related long-term debt instruments.

(d)	These components are included in the computation of net periodic postemployment benefit costs. See Note 12, Postemployment Benefits, for additional information.
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
As of June 29, 2019, the Sistema de Divisa Complementaria (“DICOM”), an auction-based system for obtaining foreign currency, is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. We believe the DICOM rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary.

The DICOM spot rate at June 29, 2019 was BsS6,733.29 per U.S. dollar compared to BsS638.18 at December 29, 2018. The weighted average rate was BsS5,397.19 for the three months and BsS4,036.41 for the six months ended June 29, 2019 and BsS0.80 for the three months and BsS0.63 for the six months ended June 30, 2018. Remeasurements of the bolivar-denominated monetary assets and liabilities and operating results of our Venezuelan subsidiary at DICOM rates resulted in nonmonetary currency devaluation losses of $2 million for the three months and $6 million for the six months ended June 29, 2019 and $20 million for the three months and $67 million for the six months ended June 30, 2018. These losses were recorded in other expense/(income) in the consolidated statements of income.
Our Venezuelan subsidiary obtains U.S. dollars through DICOM auctions, royalty payments, and exports. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of June 29, 2019, our Venezuelan subsidiary has sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business.
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
As all of the Programs were unwound as of December 29, 2018, there were no related amounts on our condensed consolidated balance sheets at June 29, 2019 or December 29, 2018.
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
We enter into various structured payable and product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the agreements. For certain arrangements, we classify amounts outstanding within other current liabilities on our consolidated balance sheets. We had approximately $193 million on our consolidated balance sheets at June 29, 2019 and approximately $267 million at December 29, 2018 related to these arrangements.
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
Other Commitments and Contingencies
Redeemable Noncontrolling Interest:
We have a joint venture with a minority partner to manufacture, package, market, and distribute refrigerated soups and meal sides. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise, would require us to purchase portions of its equity interest at a future date. These put options will become exercisable beginning in 2025 (on the eighth anniversary of the product launch date) at a price to be determined at that time based upon an independent third party valuation. The minority partner’s put options are reflected on our consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. At June 29, 2019, we estimate the redemption value to be approximately $38 million.
Debt
Borrowing Arrangements:
We obtain funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at June 29, 2019 or at December 29, 2018. The maximum amount of commercial paper outstanding during the six months ended June 29, 2019 was $200 million.
During the period from June 29, 2019 to August 13, 2019, due to the delays in the preparation of our financial statements for the fiscal quarter ended March 30, 2019, we were not in compliance with certain reporting covenants under the Senior Credit Facility and certain indentures.
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
As previously disclosed in our Current Report on Form 8-K filed July 31, 2019, we entered into a Waiver and Consent No. 3 (the “Third Waiver”) on July 29, 2019 with respect to the Senior Credit Facility, pursuant to which we obtained a temporary waiver of compliance by us with respect to the requirements to furnish lenders under the Senior Credit Facility copies of the consolidated financial statements for the fiscal quarter ended March 30, 2019. Pursuant to the Third Waiver and in order to remedy our noncompliance, we were required to provide condensed consolidated financial statements for our fiscal quarter ended March 30, 2019 no later than August 13, 2019. The filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 on August 13, 2019 constituted compliance with the reporting requirements under the Senior Credit Facility and indentures. If we had not obtained these waivers, we would not have been able to access our Senior Credit Facility.
See Note 19, Debt, to our consolidated financial statements for the year ended December 29, 2018 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.

Fair Value of Debt:
At June 29, 2019, the aggregate fair value of our total debt was $32.2 billion as compared with a carrying value of $31.1 billion. At December 29, 2018, the aggregate fair value of our total debt was $30.1 billion as compared with a carrying value of $31.2 billion. Our short-term debt had carrying value that approximated its fair value at June 29, 2019 and December 29, 2018. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
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
The components of our lease costs were (in millions):

	For the Three Months Ended	For the Six Months Ended
	June 29, 2019
Operating lease costs	$48	$96
Finance lease costs:
Amortization of right-of-use assets	7	13
Interest on lease liabilities	2	3
Short-term lease costs	3	6
Variable lease costs	308	651
Sublease income	(4)	(7)
Total lease costs	$364	$762

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
Losses/(gains) on sale and leaseback transactions, net, were insignificant for the three months and six months ended June 29, 2019.
Supplemental balance sheet information related to our leases was (in millions, except lease term and discount rate):

	June 29, 2019
	Operating Leases	Finance Leases
Right-of-use assets	$574	$185
Lease liabilities (current)	158	27
Lease liabilities (non-current)	477	161

Weighted average remaining lease term	6 years	10 years
Weighted average discount rate	4.1%	3.3%

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
Cash flows arising from lease transactions were (in millions):

	For the Three Months Ended	For the Six Months Ended
	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(50)	$(98)
Operating cash inflows/(outflows) from finance leases	(1)	(3)
Financing cash inflows/(outflows) from finance leases	(6)	(13)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	11	27
Finance leases	—	—

Future minimum lease payments for leases in effect at June 29, 2019 were (in millions):

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 29, 2019)	$97	$17
2020	159	30
2021	122	70
2022	89	20
2023	62	8
Thereafter	195	85
Total future undiscounted lease payments	724	230
Less imputed interest	(89)	(42)
Total lease liability	$635	$188

Minimum rental commitments under non-cancelable operating leases in effect at December 29, 2018 under the previous lease standard, ASC 840, were (in millions):

2019	$185
2020	137
2021	105
2022	70
2023	49
Thereafter	148
Total	$694

At June 29, 2019, our operating and finance leases that had not yet commenced were insignificant.

Note 19. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$449	$754	$854	$1,757
Weighted average shares of common stock outstanding	1,220	1,219	1,220	1,219
Net earnings/(loss)	$0.37	$0.62	$0.70	$1.44
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$449	$754	$854	$1,757
Weighted average shares of common stock outstanding	1,220	1,219	1,220	1,219
Effect of dilutive equity awards	2	7	3	8
Weighted average shares of common stock outstanding, including dilutive effect	1,222	1,226	1,223	1,227
Net earnings/(loss)	$0.37	$0.62	$0.70	$1.43

We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 12 million for the three months and 11 million for the six months ended June 29, 2019 and 6 million for the three months and 5 million for the six months ended June 30, 2018.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
Net sales:
United States	$4,511	$4,513	$8,713	$8,881
Canada	560	564	1,010	1,048
EMEA	643	707	1,250	1,392
Rest of World	692	906	1,392	1,673
Total net sales	$6,406	$6,690	$12,365	$12,994

Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
Segment Adjusted EBITDA:
United States	$1,251	$1,401	$2,384	$2,793
Canada	143	173	264	307
EMEA	171	206	314	388
Rest of World	102	213	203	357
General corporate expenses	(67)	(44)	(134)	(89)
Depreciation and amortization (excluding integration and restructuring expenses)	(253)	(235)	(487)	(434)
Integration and restructuring expenses	(14)	(93)	(41)	(183)
Deal costs	(5)	(7)	(13)	(16)
Unrealized gains/(losses) on commodity hedges	10	(3)	39	(5)
Impairment losses	(598)	(234)	(1,218)	(234)
Equity award compensation expense (excluding integration and restructuring expenses)	(6)	(20)	(15)	(27)
Operating income/(loss)	734	1,357	1,296	2,857
Interest expense	316	316	637	633
Other expense/(income)	(133)	(20)	(513)	(110)
Income/(loss) before income taxes	$551	$1,061	$1,172	$2,334

In the fourth quarter of 2018, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Net sales by product category were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
Condiments and sauces	$1,726	$1,892	$3,239	$3,484
Cheese and dairy	1,254	1,246	2,448	2,491
Ambient foods	561	594	1,159	1,254
Frozen and chilled foods	599	613	1,204	1,215
Meats and seafood	653	647	1,240	1,248
Refreshment beverages	436	435	793	810
Coffee	328	341	636	699
Infant and nutrition	138	225	267	424
Desserts, toppings and baking	253	254	447	470
Nuts and salted snacks	229	226	454	421
Other	229	217	478	478
Total net sales	$6,406	$6,690	$12,365	$12,994

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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended June 29, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,276	$2,248	$(118)	$6,406
Cost of products sold	—	2,816	1,626	(118)	4,324
Gross profit	—	1,460	622	—	2,082
Selling, general and administrative expenses, excluding impairment losses	—	193	557	—	750
Goodwill impairment losses	—	—	124	—	124
Intangible asset impairment losses	—	—	474	—	474
Selling, general and administrative expenses	—	193	1,155	—	1,348
Intercompany service fees and other recharges	—	899	(899)	—	—
Operating income/(loss)	—	368	366	—	734
Interest expense	—	298	18	—	316
Other expense/(income)	—	(73)	(60)	—	(133)
Income/(loss) before income taxes	—	143	408	—	551
Provision for/(benefit from) income taxes	—	35	68	—	103
Equity in earnings/(losses) of subsidiaries	448	341	—	(789)	—
Net income/(loss)	448	449	340	(789)	448
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$448	$449	$341	$(789)	$449

Comprehensive income/(loss) excluding noncontrolling interest	$326	$326	$939	$(1,265)	$326

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2018
(in millions)
(Unaudited)

	As Restated
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,298	$2,533	$(141)	$6,690
Cost of products sold	—	2,766	1,718	(141)	4,343
Gross profit	—	1,532	815	—	2,347
Selling, general and administrative expenses, excluding impairment losses	—	200	556	—	756
Goodwill impairment losses	—	—	133	—	133
Intangible asset impairment losses	—	—	101	—	101
Selling, general and administrative expenses	—	200	790	—	990
Intercompany service fees and other recharges	—	1,124	(1,124)	—	—
Operating income/(loss)	—	208	1,149	—	1,357
Interest expense	—	301	15	—	316
Other expense/(income)	—	(18)	(2)	—	(20)
Income/(loss) before income taxes	—	(75)	1,136	—	1,061
Provision for/(benefit from) income taxes	—	37	271	—	308
Equity in earnings/(losses) of subsidiaries	754	867	—	(1,621)	—
Net income/(loss)	754	755	865	(1,621)	753
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$754	$755	$866	$(1,621)	$754

Comprehensive income/(loss) excluding noncontrolling interest	$178	$178	$23	$(201)	$178

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2018
(in millions)
(Unaudited)

	As Previously Reported
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,298	$2,531	$(143)	$6,686
Cost of products sold	—	2,742	1,722	(143)	4,321
Gross profit	—	1,556	809	—	2,365
Selling, general and administrative expenses, excluding impairment losses	—	201	570	—	771
Goodwill impairment losses	—	—	164	—	164
Intangible asset impairment losses	—	—	101	—	101
Selling, general and administrative expenses	—	201	835	—	1,036
Intercompany service fees and other recharges	—	1,123	(1,123)	—	—
Operating income/(loss)	—	232	1,097	—	1,329
Interest expense	—	302	16	—	318
Other expense/(income)	—	(16)	(19)	—	(35)
Income/(loss) before income taxes	—	(54)	1,100	—	1,046
Provision for/(benefit from) income taxes	—	43	248	—	291
Equity in earnings/(losses) of subsidiaries	756	853	—	(1,609)	—
Net income/(loss)	756	756	852	(1,609)	755
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$756	$756	$853	$(1,609)	$756
					—
Comprehensive income/(loss) excluding noncontrolling interest	$174	$174	$—	$(174)	$174

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Six Months Ended June 29, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$8,280	$4,314	$(229)	$12,365
Cost of products sold	—	5,388	3,113	(229)	8,272
Gross profit	—	2,892	1,201	—	4,093
Selling, general and administrative expenses, excluding impairment losses	—	414	1,165	—	1,579
Goodwill impairment losses	—	—	744	—	744
Intangible asset impairment losses	—	—	474	—	474
Selling, general and administrative expenses	—	414	2,383	—	2,797
Intercompany service fees and other recharges	—	1,740	(1,740)	—	—
Operating income/(loss)	—	738	558	—	1,296
Interest expense	—	598	39	—	637
Other expense/(income)	—	(65)	(448)	—	(513)
Income/(loss) before income taxes	—	205	967	—	1,172
Provision for/(benefit from) income taxes	—	71	249	—	320
Equity in earnings/(losses) of subsidiaries	854	720	—	(1,574)	—
Net income/(loss)	854	854	718	(1,574)	852
Net income/(loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income/(loss) excluding noncontrolling interest	$854	$854	$720	$(1,574)	$854

Comprehensive income/(loss) excluding noncontrolling interest	$854	$854	$782	$(1,636)	$854

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2018
(in millions)
(Unaudited)

	As Restated
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$8,467	$4,796	$(269)	$12,994
Cost of products sold	—	5,338	3,314	(269)	8,383
Gross profit	—	3,129	1,482	—	4,611
Selling, general and administrative expenses, excluding impairment losses	—	384	1,136	—	1,520
Goodwill impairment losses	—	—	133	—	133
Intangible asset impairment losses	—	—	101	—	101
Selling, general and administrative expenses	—	384	1,370	—	1,754
Intercompany service fees and other recharges	—	2,278	(2,278)	—	—
Operating income/(loss)	—	467	2,390	—	2,857
Interest expense	—	598	35	—	633
Other expense/(income)	—	(176)	66	—	(110)
Income/(loss) before income taxes	—	45	2,289	—	2,334
Provision for/(benefit from) income taxes	—	18	560	—	578
Equity in earnings/(losses) of subsidiaries	1,757	1,731	—	(3,488)	—
Net income/(loss)	1,757	1,758	1,729	(3,488)	1,756
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$1,757	$1,758	$1,730	$(3,488)	$1,757

Comprehensive income/(loss) excluding noncontrolling interest	$1,260	$1,260	$1,189	$(2,449)	$1,260

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2018
(in millions)
(Unaudited)

	As Previously Reported
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$8,467	$4,793	$(270)	$12,990
Cost of products sold	—	5,330	3,320	(270)	8,380
Gross profit	—	3,137	1,473	—	4,610
Selling, general and administrative expenses, excluding impairment losses	—	384	1,151	—	1,535
Goodwill impairment losses	—	—	164	—	164
Intangible asset impairment losses	—	—	101	—	101
Selling, general and administrative expenses	—	384	1,416	—	1,800
Intercompany service fees and other recharges	—	2,278	(2,278)	—	—
Operating income/(loss)	—	475	2,335	—	2,810
Interest expense	—	600	35	—	635
Other expense/(income)	—	(175)	50	—	(125)
Income/(loss) before income taxes	—	50	2,250	—	2,300
Provision for/(benefit from) income taxes	—	16	536	—	552
Equity in earnings/(losses) of subsidiaries	1,749	1,715	—	(3,464)	—
Net income/(loss)	1,749	1,749	1,714	(3,464)	1,748
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$1,749	$1,749	$1,715	$(3,464)	$1,749
					—
Comprehensive income/(loss) excluding noncontrolling interest	$1,246	$1,246	$1,165	$(2,411)	$1,246

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of June 29, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$702	$750	$—	$1,452
Trade receivables, net	—	933	1,116	—	2,049
Receivables due from affiliates	—	827	293	(1,120)	—
Dividends due from affiliates	—	—	—	—	—
Income taxes receivable	—	841	68	(804)	105
Inventories	—	2,069	1,005	—	3,074
Short-term lending due from affiliates	—	1,243	3,856	(5,099)	—
Prepaid expenses	—	199	196	—	395
Other current assets	—	663	395	—	1,058
Assets held for sale	—	75	960	—	1,035
Total current assets	—	7,552	8,639	(7,023)	9,168
Property, plant and equipment, net	—	4,464	2,559	—	7,023
Goodwill	—	11,066	24,923	—	35,989
Investments in subsidiaries	51,543	67,112	—	(118,655)	—
Intangible assets, net	—	2,929	46,014	—	48,943
Long-term lending due from affiliates	—	207	2,000	(2,207)	—
Other non-current assets	—	806	1,272	—	2,078
TOTAL ASSETS	$51,543	$94,136	$85,407	$(127,885)	$103,201
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$—	$1	$—	$1
Current portion of long-term debt	—	1,291	7	—	1,298
Short-term lending due to affiliates	—	3,856	1,243	(5,099)	—
Trade payables	—	2,567	1,586	—	4,153
Payables due to affiliates	—	293	827	(1,120)	—
Accrued marketing	—	135	373	—	508
Interest payable	—	374	10	—	384
Dividends due to affiliates	—	—	—	—	—
Other current liabilities	—	368	1,481	(403)	1,446
Liabilities held for sale	—	—	7	—	7
Total current liabilities	—	8,884	5,535	(6,622)	7,797
Long-term debt	—	28,887	945	—	29,832
Long-term borrowings due to affiliates	—	2,578	30	(2,608)	—
Deferred income taxes	—	1,340	10,788	—	12,128
Accrued postemployment costs	—	85	223	—	308
Other non-current liabilities	—	819	640	—	1,459
TOTAL LIABILITIES	—	42,593	18,161	(9,230)	51,524
Redeemable noncontrolling interest	—	—	2	—	2
Total shareholders’ equity	51,543	51,543	67,112	(118,655)	51,543
Noncontrolling interest	—	—	132	—	132
TOTAL EQUITY	51,543	51,543	67,244	(118,655)	51,675
TOTAL LIABILITIES AND EQUITY	$51,543	$94,136	$85,407	$(127,885)	$103,201

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

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 29, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$976	$1,510	$(185)	$(976)	$1,325
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(220)	(228)	—	(448)
Payments to acquire business, net of cash acquired	—	(202)	2	—	(200)
Net proceeds from/(payments on) intercompany lending activities	—	444	22	(466)	—
Additional investments in subsidiaries	—	(35)	—	35	—
Return of capital	—	—	—	—	—
Proceeds from sale of business, net of cash disposed	—	—	640	—	640
Other investing activities, net	—	10	(20)	—	(10)
Net cash provided by/(used for) investing activities	—	(3)	416	(431)	(18)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(2)	(2)	—	(4)
Proceeds from issuance of long-term debt	—	(1)	19	—	18
Proceeds from issuance of commercial paper	—	377	—	—	377
Repayments of commercial paper	—	(377)	—	—	(377)
Net proceeds from/(payments on) intercompany borrowing activities	—	(22)	(444)	466	—
Dividends paid	(976)	(976)	—	976	(976)
Other intercompany capital stock transactions	—	—	35	(35)	—
Other financing activities, net	—	(6)	(9)	—	(15)
Net cash provided by/(used for) financing activities	(976)	(1,007)	(401)	1,407	(977)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(8)	—	(8)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	500	(178)	—	322
Balance at beginning of period	—	202	934	—	1,136
Balance at end of period	$—	$702	$756	$—	$1,458

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2018
(in millions)
(Unaudited)

	As Restated
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$1,659	$514	$(298)	$(1,659)	$216
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,221	—	1,221
Capital expenditures	—	(196)	(242)	—	(438)
Payments to acquire business, net of cash acquired	—	(237)	22	—	(215)
Net proceeds from/(payments on) intercompany lending activities	—	785	186	(971)	—
Additional investments in subsidiaries	—	(5)	—	5	—
Return of capital	6	—	—	(6)	—
Proceeds from sale of business, net of cash disposed	—	—	18	—	18
Other investing activities, net	—	(6)	(1)	—	(7)
Net cash provided by/(used for) investing activities	6	341	1,204	(972)	579
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(8)	(4)	—	(12)
Proceeds from issuance of long-term debt	—	2,990	—	—	2,990
Proceeds from issuance of commercial paper	—	1,525	—	—	1,525
Repayments of commercial paper	—	(1,950)	—	—	(1,950)
Net proceeds from/(payments on) intercompany borrowing activities	—	(186)	(785)	971	—
Dividends paid	(1,659)	(1,659)	—	1,659	(1,659)
Other intercompany capital stock transactions	—	(6)	5	1	—
Other financing activities, net	(6)	(16)	19	—	(3)
Net cash provided by/(used for) financing activities	(1,665)	690	(765)	2,631	891
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(80)	—	(80)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	1,545	61	—	1,606
Balance at beginning of period	—	644	1,125	—	1,769
Balance at end of period	$—	$2,189	$1,186	$—	$3,375

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2018
(in millions)
(Unaudited)

	As Previously Reported
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$1,659	$524	$(295)	$(1,659)	$229
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,221	—	1,221
Capital expenditures	—	(196)	(242)	—	(438)
Payments to acquire business, net of cash acquired	—	(236)	21	—	(215)
Net proceeds from/(payments on) intercompany lending activities	—	785	186	(971)	—
Additional investments in subsidiaries	—	(5)	—	5	—
Return of capital	6	—	—	(6)	—
Proceeds from sale of business, net of cash disposed	—	—	18	—	18
Other investing activities, net	—	(6)	(1)	—	(7)
Net cash provided by/(used for) investing activities	6	342	1,203	(972)	579
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(20)	(5)	—	(25)
Proceeds from issuance of long-term debt	—	2,990	—	—	2,990
Proceeds from issuance of commercial paper	—	1,525	—	—	1,525
Repayments of commercial paper	—	(1,950)	—	—	(1,950)
Net proceeds from/(payments on) intercompany borrowing activities	—	(186)	(785)	971	—
Dividends paid	(1,659)	(1,659)	—	1,659	(1,659)
Other intercompany capital stock transactions	—	(6)	5	1	—
Other financing activities, net	(6)	(15)	18	—	(3)
Net cash provided by/(used for) financing activities	(1,665)	679	(767)	2,631	878
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(80)	—	(80)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	1,545	61	—	1,606
Balance at beginning of period	—	644	1,125	—	1,769
Balance at end of period	$—	$2,189	$1,186	$—	$3,375

The following tables provide a reconciliation of cash and cash equivalents, as reported on our condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidating statements of cash flows (in millions):

	June 29, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$702	$750	$—	$1,452
Restricted cash included in other current assets	—	—	1	—	1
Restricted cash included in other non-current assets	—	—	5	—	5
Cash, cash equivalents, and restricted cash	$—	$702	$756	$—	$1,458

	December 29, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$202	$928	$—	$1,130
Restricted cash included in other current assets	—	—	1	—	1
Restricted cash included in other non-current assets	—	—	5	—	5
Cash, cash equivalents, and restricted cash	$—	$202	$934	$—	$1,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Restatement of Previously Issued Condensed Consolidated Financial Statements:
We have restated certain previously reported financial information for the three and six months ended June 30, 2018 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Consolidated Results of Operations, Results of Operations by Segment, and Non-GAAP Financial Measures sections.
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
See Note 20, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $744 million and intangible asset impairment losses of $474 million for the six months ended June 29, 2019 compared to goodwill impairment losses of $133 million and intangible asset impairment losses of $101 million for the six months ended June 30, 2018. See Note 9, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on these impairment losses.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
		(As Restated)			(As Restated)
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,406	$6,690	(4.2)%	$12,365	$12,994	(4.8)%
Operating income/(loss)	734	1,357	(45.9)%	1,296	2,857	(54.6)%
Net income/(loss) attributable to common shareholders	449	754	(40.6)%	854	1,757	(51.4)%
Diluted EPS	0.37	0.62	(40.3)%	0.70	1.43	(51.0)%

Net Sales:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
		(As Restated)			(As Restated)
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,406	$6,690	(4.2)%	$12,365	$12,994	(4.8)%
Organic Net Sales(a)	6,497	6,515	(0.3)%	12,519	12,712	(1.5)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 29, 2019 Compared to the Three Months Ended June 30, 2018:
Net sales decreased 4.2% to $6.4 billion for the three months ended June 29, 2019 compared to $6.7 billion for the three months ended June 30, 2018 primarily due to the unfavorable impacts of foreign currency (2.8 pp) and acquisitions and divestitures (1.1 pp). Organic Net Sales decreased 0.3% to $6.5 billion for the three months ended June 29, 2019 compared to $6.5 billion for the three months ended June 30, 2018 due to lower pricing (0.3 pp). Lower pricing in the United States, Canada, and EMEA was partially offset by higher pricing in Rest of World. Volume/mix was flat as declines in Rest of World and EMEA offset growth in Canada and the United States.
Six Months Ended June 29, 2019 compared to the Six Months Ended June 30, 2018:
Net sales decreased 4.8% to $12.4 billion for the six months ended June 29, 2019 compared to $13.0 billion for the six months ended June 30, 2018 primarily due to the unfavorable impacts of foreign currency (2.6 pp) and acquisitions and divestitures (0.7 pp). Organic Net Sales decreased 1.5% to $12.5 billion for the six months ended June 29, 2019 compared to $12.7 billion for the six months ended June 30, 2018 due to lower pricing (1.3 pp) and unfavorable volume/mix (0.2 pp). Lower pricing in the United States, Canada, and EMEA was partially offset by higher pricing in Rest of World. Volume/mix was unfavorable in EMEA, Rest of World, and the United States, partially offset by growth in Canada.
Net Income/(Loss):

	For the Three Months Ended			For the Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
		(As Restated)			(As Restated)
	(in millions)			(in millions)
Operating income/(loss)	$734	$1,357	(45.9)%	$1,296	$2,857	(54.6)%
Net income/(loss) attributable to common shareholders	449	754	(40.6)%	854	1,757	(51.4)%
Adjusted EBITDA(a)	1,600	1,949	(17.9)%	3,031	3,756	(19.3)%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 29, 2019 Compared to the Three Months Ended June 30, 2018:
Operating income/(loss) decreased 45.9% to $734 million for the three months ended June 29, 2019 compared to $1.4 billion for the three months ended June 30, 2018. This decrease was primarily due to higher impairment losses in the current year. Impairment losses were $598 million for the three months ended June 29, 2019 compared to $234 million for the three months ended June 30, 2018. The remaining $259 million decrease in operating income/(loss) was primarily due to higher supply chain costs, the unfavorable impact of foreign currency (4.2 pp), and lower Organic Net Sales, partially offset by lower restructuring expenses in the current period. See Note 9, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on our impairment losses.

Net income/(loss) attributable to common shareholders decreased 40.6% to $449 million for the three months ended June 29, 2019 compared to $754 million for the three months ended June 30, 2018. The decrease was primarily due to the operating income/(loss) factors described above (primarily higher impairment losses in the current period), partially offset by favorable changes in other expense/(income), and lower effective tax rate, detailed as follows.

•
Other expense/(income) was $133 million of income for the three months ended June 29, 2019 compared to $20 million of income for the three months ended June 30, 2018. This increase was primarily due to a $58 million non-cash settlement charge in the prior period related to the wind-up of a non-U.S. pension plan, lower derivative losses, lower nonmonetary currency devaluation losses related to our Venezuelan operations, and a loss on our South Africa divestiture in the prior period, partially offset by lower income related to our postemployment benefit plans.

•
The effective tax rate was 18.8% for the three months ended June 29, 2019 compared to 29.0% for the three months ended June 30, 2018. The decrease in our effective tax rate was primarily driven by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and favorability from net discrete items, primarily related to reversals of reserves for uncertain tax positions in the U.S. and certain state jurisdictions, partially offset by non-deductible goodwill impairments in the current year. Additionally, in the prior year, we had an unfavorable impact from net discrete items, primarily related to the revaluation of our deferred tax balances due to changes in state tax laws and non-deductible goodwill impairments, which were partially offset by the favorable impact of derivative losses on foreign exchange contracts.

Adjusted EBITDA decreased 17.9% to $1.6 billion for the three months ended June 29, 2019 compared to $1.9 billion for the three months ended June 30, 2018. This decrease was primarily due to higher supply chain costs, the unfavorable impact of foreign currency (4.3 pp), and lower Organic Net Sales.
Six Months Ended June 29, 2019 compared to the Six Months Ended June 30, 2018:
Operating income/(loss) decreased 54.6% to $1.3 billion for the six months ended June 29, 2019 compared to $2.9 billion for the six months ended June 30, 2018. This decrease was primarily due to higher impairment losses in 2019. Impairment losses were $1.2 billion in 2019 compared to $234 million in 2018. The remaining $577 million decrease in operating income/(loss) was primarily due to lower Organic Net Sales, higher supply chain costs, and the unfavorable impact of foreign currency (0.8 pp), partially offset by lower restructuring expenses in the current period. See Note 9, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on our impairment losses.
Net income/(loss) attributable to common shareholders decreased 51.4% to $0.9 billion for the six months ended June 29, 2019 compared to $1.8 billion for the six months ended June 30, 2018. The decrease was primarily due to the operating income/(loss) factors described above (primarily higher impairment losses in the current period), and a higher effective tax rate, partially offset by favorable changes in other expense/(income), detailed as follows.

•
The effective tax rate was 27.3% for the six months ended June 29, 2019 compared to 24.8% for the six months ended June 30, 2018. The increase in our effective tax rate was primarily driven by the unfavorable impact of net discrete items, partially offset by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions. The unfavorable impact of net discrete items was primarily driven by non-deductible goodwill impairments, partially offset by reversals of reserves for uncertain tax positions in the U.S. and certain state jurisdictions. Additionally, in the prior year, we had an unfavorable impact from net discrete items, primarily related to the revaluation of our deferred tax balances due to changes in state tax laws.

•
Other expense/(income) was $513 million of income for the six months ended June 29, 2019 compared to $110 million of income for the six months ended June 30, 2018. This increase was primarily due to a $246 million gain on our Heinz India divestiture in the current period compared to a $15 million loss on our South Africa divestiture in the prior period, lower nonmonetary currency devaluation losses related to our Venezuelan operations, and a $58 million non-cash settlement charge in the prior period related to the wind-up of a non-U.S. pension plan, partially offset by lower income related to our postemployment benefit plans.

Adjusted EBITDA decreased 19.3% to $3.0 billion for the six months ended June 29, 2019 compared to $3.8 billion for the six months ended June 30, 2018. This decrease was primarily due to lower Organic Net Sales, higher supply chain costs, the unfavorable impact of foreign currency (3.3 pp), and investments in strategic initiatives.

Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
		(As Restated)			(As Restated)
	(in millions, except per share data)			(in millions, except per share data)
Diluted EPS	$0.37	$0.62	(40.3)%	$0.70	$1.43	(51.0)%
Adjusted EPS(a)	0.78	0.99	(21.2)%	1.44	1.89	(23.8)%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 29, 2019 Compared to the Three Months Ended June 30, 2018:
Diluted EPS decreased 40.3% to $0.37 for the three months ended June 29, 2019 compared to $0.62 for the three months ended June 30, 2018 primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
		(As Restated)
Diluted EPS	$0.37	$0.62	$(0.25)	(40.3)%
Integration and restructuring expenses	0.01	0.11	(0.10)
Deal costs	—	0.01	(0.01)
Unrealized losses/(gains) on commodity hedges	(0.01)	—	(0.01)
Impairment losses	0.41	0.17	0.24
Losses/(gains) on sale of business	—	0.01	(0.01)
Nonmonetary currency devaluation	—	0.02	(0.02)
U.S. Tax Reform discrete income tax expense/(benefit)	—	0.05	(0.05)
Adjusted EPS(a)	$0.78	$0.99	$(0.21)	(21.2)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.23)
Change in other expense/(income)			0.01
Change in effective tax rate			0.01
			$(0.21)

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 21.2% to $0.78 for the three months ended June 29, 2019 compared to $0.99 for the three months ended June 30, 2018 primarily due to lower Adjusted EBITDA, and higher depreciation and amortization expenses, partially offset by favorable changes in other expense/(income) and lower taxes on adjusted earnings in the current period.

Six Months Ended June 29, 2019 compared to the Six Months Ended June 30, 2018:
Diluted EPS decreased 51.0% to $0.70 for the six months ended June 29, 2019 compared to $1.43 for the six months ended June 30, 2018 primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
		(As Restated)
Diluted EPS	$0.70	$1.43	$(0.73)	(51.0)%
Integration and restructuring expenses	0.02	0.17	(0.15)
Deal costs	0.01	0.01	—
Unrealized losses/(gains) on commodity hedges	(0.02)	—	(0.02)
Impairment losses	0.89	0.17	0.72
Losses/(gains) on sale of business	(0.16)	0.01	(0.17)
Nonmonetary currency devaluation	—	0.06	(0.06)
U.S. Tax Reform discrete income tax expense/(benefit)	—	0.04	(0.04)
Adjusted EPS(a)	$1.44	$1.89	$(0.45)	(23.8)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.50)
Change in other expense/(income)			0.01
Change in effective tax rate			0.04
			$(0.45)
Adjusted EPS decreased 23.8% to $1.44 for the six months ended June 29, 2019 compared to $1.89 for the six months ended June 30, 2018 primarily due to lower Adjusted EBITDA, and higher depreciation and amortization expenses, partially offset by lower taxes on adjusted earnings in the current period and favorable changes in other expense/(income).
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

Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
	(in millions)
Net sales:
United States	$4,511	$4,513	$8,713	$8,881
Canada	560	564	1,010	1,048
EMEA	643	707	1,250	1,392
Rest of World	692	906	1,392	1,673
Total net sales	$6,406	$6,690	$12,365	$12,994
Organic Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
	(in millions)
Organic Net Sales(a):
United States	$4,511	$4,513	$8,713	$8,881
Canada	581	564	1,052	1,048
EMEA	679	696	1,335	1,371
Rest of World	726	742	1,419	1,412
Total Organic Net Sales	$6,497	$6,515	$12,519	$12,712

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
United States	(0.1)%	0.0 pp	0.0 pp	(0.1)%	(0.4) pp	0.3 pp
Canada	(0.7)%	(3.6) pp	0.0 pp	2.9%	(2.4) pp	5.3 pp
EMEA	(8.9)%	(5.0) pp	(1.6) pp	(2.3)%	(0.2) pp	(2.1) pp
Rest of World	(23.6)%	(13.9) pp	(7.7) pp	(2.0)%	2.0 pp	(4.0) pp
Kraft Heinz	(4.2)%	(2.8) pp	(1.1) pp	(0.3)%	(0.3) pp	0.0 pp

For the Six Months Ended
United States	(1.9)%	0.0 pp	0.0 pp	(1.9)%	(1.8) pp	(0.1) pp
Canada	(3.6)%	(4.0) pp	0.0 pp	0.4%	(2.3) pp	2.7 pp
EMEA	(10.2)%	(6.1) pp	(1.5) pp	(2.6)%	(0.1) pp	(2.5) pp
Rest of World	(16.8)%	(12.7) pp	(4.7) pp	0.6%	1.6 pp	(1.0) pp
Kraft Heinz	(4.8)%	(2.6) pp	(0.7) pp	(1.5)%	(1.3) pp	(0.2) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
	(in millions)
Segment Adjusted EBITDA:
United States	$1,251	$1,401	$2,384	$2,793
Canada	143	173	264	307
EMEA	171	206	314	388
Rest of World	102	213	203	357
General corporate expenses	(67)	(44)	(134)	(89)
Depreciation and amortization (excluding integration and restructuring expenses)	(253)	(235)	(487)	(434)
Integration and restructuring expenses	(14)	(93)	(41)	(183)
Deal costs	(5)	(7)	(13)	(16)
Unrealized gains/(losses) on commodity hedges	10	(3)	39	(5)
Impairment losses	(598)	(234)	(1,218)	(234)
Equity award compensation expense (excluding integration and restructuring expenses)	(6)	(20)	(15)	(27)
Operating income/(loss)	734	1,357	1,296	2,857
Interest expense	316	316	637	633
Other expense/(income)	(133)	(20)	(513)	(110)
Income/(loss) before income taxes	$551	$1,061	$1,172	$2,334
United States:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
		(As Restated)			(As Restated)
	(in millions)			(in millions)
Net sales	$4,511	$4,513	(0.1)%	$8,713	$8,881	(1.9)%
Organic Net Sales(a)	4,511	4,513	(0.1)%	8,713	8,881	(1.9)%
Segment Adjusted EBITDA	1,251	1,401	(10.7)%	2,384	2,793	(14.6)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 29, 2019 Compared to the Three Months Ended June 30, 2018:
Net sales and Organic Net Sales both decreased 0.1% to $4.5 billion for the three months ended June 29, 2019 compared to $4.5 billion for the three months ended June 30, 2018. This decrease was primarily due to lower pricing (0.4 pp), partially offset by favorable volume/mix (0.3 pp). Pricing was lower across most categories due to unfavorable impact from promotional timing versus the prior period, and increased in-store activity, partially offset by price increases in select categories. Favorable volume/mix was primarily driven by a shift in Easter-related sales into the second quarter in 2019 compared to the first quarter in 2018, and growth in nuts, partially offset by changes in inventory levels at retail.
Segment Adjusted EBITDA decreased 10.7% to $1.3 billion for the three months ended June 29, 2019 compared to $1.4 billion for the three months ended June 30, 2018. This decrease was primarily due to cost inflation in manufacturing and procurement, and the unfavorable volume/mix due to higher sales of lower margin products in the current period.
Six Months Ended June 29, 2019 compared to the Six Months Ended June 30, 2018:
Net sales and Organic Net Sales both decreased 1.9% to $8.7 billion for the six months ended June 29, 2019 compared to $8.9 billion for the six months ended June 30, 2018 due to lower pricing (1.8 pp) and unfavorable volume/mix (0.1 pp). Pricing was lower across most categories due to unfavorable impact from promotional timing versus the prior period, increased in-store activity, and pricing related to favorable key commodity costs (which we define as dairy, meat, coffee, and nuts), primarily nuts, dairy, and coffee. This was partially offset by price increases in select categories. Unfavorable volume/mix was primarily due to changes in inventory levels at retail and lower foodservice shipments, partially offset by growth in nuts, refrigerated meal combinations, and frozen.
Segment Adjusted EBITDA decreased 14.6% to $2.4 billion for the six months ended June 29, 2019 compared to $2.8 billion for the six months ended June 30, 2018. This decrease was primarily due to lower Organic Net Sales, cost inflation in procurement, manufacturing, and logistics, and strategic investments.
Canada:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
		(As Restated)			(As Restated)
	(in millions)			(in millions)
Net sales	$560	$564	(0.7)%	$1,010	$1,048	(3.6)%
Organic Net Sales(a)	581	564	2.9%	1,052	1,048	0.4%
Segment Adjusted EBITDA	143	173	(17.0)%	264	307	(14.1)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 29, 2019 Compared to the Three Months Ended June 30, 2018:
Net sales decreased 0.7% to $560 million for the three months ended June 29, 2019 compared to $564 million for the three months ended June 30, 2018 primarily due to the unfavorable impact of foreign currency (3.6 pp). Organic Net Sales increased 2.9% to $581 million for the three months ended June 29, 2019 compared to $564 million for the three months ended June 30, 2018 driven by favorable volume/mix (5.3 pp), partially offset by lower pricing (2.4 pp). Favorable volume/mix was driven by growth across most categories, which was most pronounced in cheese, partially offset by lower inventory levels at retail. Pricing was lower primarily due to timing of promotional costs versus the prior period, and increased in-store activity.
Segment Adjusted EBITDA decreased 17.0% to $143 million for the three months ended June 29, 2019 compared to $173 million for the three months ended June 30, 2018 partially due to the unfavorable impact of foreign currency (2.8 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to lower pricing and higher input costs, partially offset by favorable volume/mix.
Six Months Ended June 29, 2019 compared to the Six Months Ended June 30, 2018:
Net sales decreased 3.6% to $1.0 billion for the six months ended June 29, 2019 compared to $1.0 billion for the six months ended June 30, 2018 primarily due to the unfavorable impact of foreign currency (4.0 pp). Organic Net Sales increased 0.4% to $1.1 billion for the six months ended June 29, 2019 compared to $1.0 billion for the six months ended June 30, 2018 driven by favorable volume/mix (2.7 pp), partially offset by lower pricing (2.3 pp). Favorable volume/mix was primarily driven by growth in cheese and condiments and sauces, partially offset by lower inventory levels at retail. Pricing was lower primarily due to timing of promotional costs versus the prior period, and increased in-store activity.
Segment Adjusted EBITDA decreased 14.1% to $264 million for the six months ended June 29, 2019 compared to $307 million for the six months ended June 30, 2018 partially due to the unfavorable impact of foreign currency (3.5 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to lower pricing, and higher input costs.
EMEA:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
		(As Restated)			(As Restated)
	(in millions)			(in millions)
Net sales	$643	$707	(8.9)%	$1,250	$1,392	(10.2)%
Organic Net Sales(a)	679	696	(2.3)%	1,335	1,371	(2.6)%
Segment Adjusted EBITDA	171	206	(17.1)%	314	388	(19.1)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended June 29, 2019 Compared to the Three Months Ended June 30, 2018:
Net sales decreased 8.9% to $643 million for the three months ended June 29, 2019 compared to $707 million for the three months ended June 30, 2018 driven by the unfavorable impacts of foreign currency (5.0 pp) and acquisitions and divestitures (1.6 pp). Organic Net Sales decreased 2.3% to $679 million for the three months ended June 29, 2019 compared to $696 million for the three months ended June 30, 2018 due to unfavorable volume/mix (2.1 pp) and lower pricing (0.2 pp). Unfavorable volume/mix was primarily due to adverse impact of extended negotiations with key retailers. Lower pricing was primarily due to lower pricing in Italy infant nutrition and Russia.
Segment Adjusted EBITDA decreased 17.1% to $171 million for the three months ended June 29, 2019 compared to $206 million for the three months ended June 30, 2018, including the unfavorable impact of foreign currency (4.6 pp). Excluding the currency impact, the decrease was primarily due to higher supply chain costs, lower Organic Net Sales, and investments in marketing and people.
Six Months Ended June 29, 2019 compared to the Six Months Ended June 30, 2018:
Net sales decreased 10.2% to $1.3 billion for the six months ended June 29, 2019 compared to $1.4 billion for the six months ended June 30, 2018 driven by the unfavorable impacts of foreign currency (6.1 pp) and acquisitions and divestitures (1.5 pp). Organic Net Sales decreased 2.6% to $1.3 billion for the six months ended June 29, 2019 compared to $1.4 billion for the six months ended June 30, 2018 due to unfavorable volume/mix (2.5 pp) and lower pricing (0.1 pp). Unfavorable volume/mix was primarily due to adverse impact of extended negotiations with key retailers, and lower shipments of soup. Lower pricing was primarily due to lower pricing in Italy infant nutrition and Russia, partially offset by price increases in the United Kingdom.
Segment Adjusted EBITDA decreased 19.1% to $314 million for the six months ended June 29, 2019 compared to $388 million for the six months ended June 30, 2018, including the unfavorable impact of foreign currency (5.3 pp). Excluding the currency impact, the decrease was primarily due to higher supply chain costs, lower Organic Net Sales, the benefit from the postemployment benefits accounting change in the prior period, and investments in marketing and people.
Rest of World:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
		(As Restated)			(As Restated)
	(in millions)			(in millions)
Net sales	$692	$906	(23.6)%	$1,392	$1,673	(16.8)%
Organic Net Sales(a)	726	742	(2.0)%	1,419	1,412	0.6%
Segment Adjusted EBITDA	102	213	(52.1)%	203	357	(43.0)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 29, 2019 Compared to the Three Months Ended June 30, 2018:
Net sales decreased 23.6% to $692 million for the three months ended June 29, 2019 compared to $906 million for the three months ended June 30, 2018 due to the unfavorable impact of foreign currency (13.9 pp, including 9.6 pp from the devaluation of the Venezuelan bolivar) and the unfavorable impact of acquisitions and divestitures (7.7 pp). Organic Net Sales decreased 2.0% to $726 million for the three months ended June 29, 2019 compared to $742 million for the three months ended June 30, 2018 primarily due to unfavorable volume/mix (4.0 pp), partially offset by higher pricing (2.0 pp). Unfavorable volume/mix was due to lower shipments in condiments and sauces, declines in New Zealand, and lower shipments of infant nutrition products in China, partially offset by favorable holiday-related shipments in Indonesia. Pricing was higher primarily driven by pricing actions in Brazil.
Segment Adjusted EBITDA decreased 52.1% to $102 million for the three months ended June 29, 2019 compared to $213 million for the three months ended June 30, 2018 including the unfavorable impact of foreign currency (30.2 pp, including 26.5 pp from the devaluation of the Venezuelan bolivar). Excluding the currency impact, the decrease in Segment Adjusted EBITDA was primarily due to the sale of the Heinz India business, higher supply chain costs, and lower sales in Asia Pacific.

Six Months Ended June 29, 2019 compared to the Six Months Ended June 30, 2018:
Net sales decreased 16.8% to $1.4 billion for the six months ended June 29, 2019 compared to $1.7 billion for the six months ended June 30, 2018 due to the unfavorable impact of foreign currency (12.7 pp, including 7.6 pp from the devaluation of the Venezuelan bolivar) and the unfavorable impact of acquisitions and divestitures (4.7 pp). Organic Net Sales increased 0.6% to $1.4 billion for the six months ended June 29, 2019 compared to $1.4 billion for the six months ended June 30, 2018 driven by higher pricing (1.6 pp), partially offset by the unfavorable volume/mix (1.0 pp). Pricing was higher primarily driven by price increases in Brazil. Unfavorable volume/mix was due to lower shipments of infant nutrition products in China and declines in New Zealand, partially offset by growth in condiments and sauces.
Segment Adjusted EBITDA decreased 43.0% to $203 million for the six months ended June 29, 2019 compared to $357 million for the six months ended June 30, 2018, despite the unfavorable impact of foreign currency (26.3 pp, including 22.5 pp from the devaluation of the Venezuelan bolivar). Excluding the currency impact, the decrease in Segment Adjusted EBITDA was primarily due to the sale of the India business, higher supply chain costs, and lower sales in Asia Pacific.
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
Cash Flow Activity For the Six Months Ended June 29, 2019 Compared to the Six Months Ended June 30, 2018:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $1.3 billion for the six months ended June 29, 2019 compared to $216 million for the six months ended June 30, 2018. This increase was primarily driven by higher collections on trade receivables as fewer were non-cash exchanged for sold receivables as we unwound all of our Programs in 2018 and as trade receivables balances were higher at the end of 2018 compared to the end of 2017. This increase was partially offset by a federal tax refund received in the prior year, tax payments associated with the Heinz India divestiture, and increased cash payments for employee bonuses in 2019. See Note 16, Financing Arrangements, in Item 1, Financial Statements, for additional information on our Programs.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $18 million for the six months ended June 29, 2019 compared to net cash provided by investing activities of $579 million for the six months ended June 30, 2018. This change was primarily driven by lower cash collections on previously sold receivables, as we unwound all of our Programs in 2018, partially offset by proceeds from the Heinz India Transaction. Cash payments to acquire businesses were mostly flat year over year, as cash paid to acquire Primal Nutrition in the current year was only slightly less than cash paid to acquire Cerebos in the prior year. Additionally, capital expenditures were mostly flat year over year. We expect 2019 capital expenditures to be approximately $800 million. See Note 5, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Heinz India Transaction and the Primal Nutrition and Cerebos acquisitions.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $977 million for the six months ended June 29, 2019 compared to net cash provided by financing activities of $891 million for the six months ended June 30, 2018. This change was primarily driven by lower proceeds from the issuance of long-term debt in the current year, partially offset by decreased cash distributions related to our dividends and lower net repayments of commercial paper. See Equity and Dividends in this item for additional information on our dividends.
Cash Held by International Subsidiaries:
Of the $1.5 billion cash and cash equivalents on our condensed consolidated balance sheet at June 29, 2019, $742 million was held by international subsidiaries.
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

Our historic earnings in foreign subsidiaries through December 30, 2017 are undistributed and currently not considered to be indefinitely reinvested. As of June 29, 2019, we have recorded a deferred tax liability of $43 million on approximately $575 million of historic earnings related to local withholding taxes that will be owed when this cash is distributed. As of December 29, 2018, we had recorded a deferred tax liability of $78 million on $1.2 billion of historic earnings. The decreases are due to the distribution of proceeds from the sale of Heinz India into Canada, which reduced our historic earnings related to Canada by approximately $600 million. Related to this distribution, we recorded tax expenses of approximately $30 million and reduced the deferred tax liability accordingly.
Total Debt:
We obtain funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at June 29, 2019 or at December 29, 2018. The maximum amount of commercial paper outstanding during the six months ended June 29, 2019 was $200 million.
We maintain our $4.0 billion Senior Credit Facility, and subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. No amounts were drawn on our Senior Credit Facility at June 29, 2019 or during the six months ended June 29, 2019. The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants during the three months ended June 29, 2019.
Our long-term debt, including the current portion, was $31.1 billion at June 29, 2019 and $31.1 billion at December 29, 2018. Our long-term debt contains customary representations, covenants, and events of default. We repaid approximately $350 million aggregate principal amount of senior notes on August 9, 2019. We were in compliance with all financial covenants during the three months ended June 29, 2019.
During the period from June 29, 2019 to August 13, 2019, due to the delays in the preparation of our financial statements for the fiscal quarter ended March 30, 2019, we were not in compliance with certain reporting covenants under the Senior Credit Facility and certain indentures.
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
As previously disclosed in our Current Report on Form 8-K filed July 31, 2019, we entered into a Waiver and Consent No. 3 (the “Third Waiver”) on July 29, 2019 with respect to the Senior Credit Facility, pursuant to which we obtained a temporary waiver of compliance by us with respect to the requirements to furnish lenders under the Senior Credit Facility copies of the consolidated financial statements for the fiscal quarter ended March 30, 2019. Pursuant to the Third Waiver and in order to remedy our noncompliance, we were required to provide condensed consolidated financial statements for our fiscal quarter ended March 30, 2019 no later than August 13, 2019. The filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 on August 13, 2019 constituted compliance with the reporting requirements under the Senior Credit Facility and indentures. If we had not obtained these waivers, we would not have been able to access our Senior Credit Facility.
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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the six months ended June 29, 2019, we experienced cost decreases for nuts, coffee, and dairy, while costs for meat increased. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
Equity and Dividends
We paid common stock dividends of $976 million for the six months ended June 29, 2019 and $1.7 billion for the six months ended June 30, 2018. Additionally, on August 8, 2019, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on September 13, 2019 to shareholders of record on August 21, 2019.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Critical Accounting Estimates
Our significant accounting policies are described in Note 3, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of our consolidated financial statements for the year ended December 29, 2018 in our Annual Report on Form 10-K. See Note 3, Significant Accounting Policies, in Item 1, Financial Statements, for updates to our significant accounting policies during the three months ended June 29, 2019.
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
Goodwill and Intangible Assets:
We maintain 19 reporting units, 12 of which comprise our goodwill balance. These 12 reporting units had an aggregate carrying amount of $36.0 billion as of June 29, 2019. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $43.5 billion as of June 29, 2019.
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

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point				100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(0.1)	$0.1	$0.1	$—
Brands (excess earnings method)	(0.3)	0.3	0.1	(0.1)
Brands (relief from royalty method)	—	—	—	—	$—	$—

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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended June 29, 2019
United States	$4,511	$—	$—	$4,511
Canada	560	(21)	—	581
EMEA	643	(36)	—	679
Rest of World	692	(34)	—	726
Kraft Heinz	$6,406	$(91)	$—	$6,497

Three Months Ended June 30, 2018 (As Restated)
United States	$4,513	$—	$—	$4,513
Canada	564	—	—	564
EMEA	707	—	11	696
Rest of World	906	101	63	742
Kraft Heinz	$6,690	$101	$74	$6,515

Year-over-year growth rates
United States	(0.1)%	0.0 pp	0.0 pp	(0.1)%	(0.4) pp	0.3 pp
Canada	(0.7)%	(3.6) pp	0.0 pp	2.9%	(2.4) pp	5.3 pp
EMEA	(8.9)%	(5.0) pp	(1.6) pp	(2.3)%	(0.2) pp	(2.1) pp
Rest of World	(23.6)%	(13.9) pp	(7.7) pp	(2.0)%	2.0 pp	(4.0) pp
Kraft Heinz	(4.2)%	(2.8) pp	(1.1) pp	(0.3)%	(0.3) pp	0.0 pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Six Months Ended June 29, 2019
United States	$8,713	$—	$—	$8,713
Canada	1,010	(42)	—	1,052
EMEA	1,250	(85)	—	1,335
Rest of World	1,392	(78)	51	1,419
Kraft Heinz	$12,365	$(205)	$51	$12,519

Six Months Ended June 30, 2018 (As Restated)
United States	$8,881	$—	$—	$8,881
Canada	1,048	—	—	1,048
EMEA	1,392	—	21	1,371
Rest of World	1,673	140	121	1,412
Kraft Heinz	$12,994	$140	$142	$12,712

Year-over-year growth rates
United States	(1.9)%	0.0 pp	0.0 pp	(1.9)%	(1.8) pp	(0.1) pp
Canada	(3.6)%	(4.0) pp	0.0 pp	0.4%	(2.3) pp	2.7 pp
EMEA	(10.2)%	(6.1) pp	(1.5) pp	(2.6)%	(0.1) pp	(2.5) pp
Rest of World	(16.8)%	(12.7) pp	(4.7) pp	0.6%	1.6 pp	(1.0) pp
Kraft Heinz	(4.8)%	(2.6) pp	(0.7) pp	(1.5)%	(1.3) pp	(0.2) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
Net income/(loss)	$448	$753	$852	$1,756
Interest expense	316	316	637	633
Other expense/(income)	(133)	(20)	(513)	(110)
Provision for/(benefit from) income taxes	103	308	320	578
Operating income/(loss)	734	1,357	1,296	2,857
Depreciation and amortization (excluding integration and restructuring expenses)	253	235	487	434
Integration and restructuring expenses	14	93	41	183
Deal costs	5	7	13	16
Unrealized losses/(gains) on commodity hedges	(10)	3	(39)	5
Impairment losses	598	234	1,218	234
Equity award compensation expense (excluding integration and restructuring expenses)	6	20	15	27
Adjusted EBITDA	$1,600	$1,949	$3,031	$3,756

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
		(As Restated)		(As Restated)
Diluted EPS	$0.37	$0.62	$0.70	$1.43
Integration and restructuring expenses(a)	0.01	0.11	0.02	0.17
Deal costs(b)	—	0.01	0.01	0.01
Unrealized losses/(gains) on commodity hedges(c)	(0.01)	—	(0.02)	—
Impairment losses(d)	0.41	0.17	0.89	0.17
Losses/(gains) on sale of business(e)	—	0.01	(0.16)	0.01
Nonmonetary currency devaluation(f)	—	0.02	—	0.06
U.S. Tax Reform discrete income tax expense/(benefit)(g)	—	0.05	—	0.04
Adjusted EPS	$0.78	$0.99	$1.44	$1.89

(a)
Gross expenses included in integration and restructuring expenses were $14 million ($8 million after-tax) for the three months and $41 million ($29 million after-tax) for the six months ended June 29, 2019 and $157 million ($135 million after-tax) for the three months and $247 million ($207 million after-tax) for the six months ended June 30, 2018 and were recorded in the following income statement line items:

•
Cost of products sold included $6 million for the three months and $15 million for the six months ended June 29, 2019 and $79 million for the three months and $157 million for the six months ended June 30, 2018;

•	SG&A included $8 million for the three months and $26 million for the six months ended June 29, 2019 and $14 million for the three months and $26 million for the six months ended June 30, 2018; and

•	Other expense/(income) included expenses of $64 million for the three and six months ended June 30, 2018.

(b)
Gross expenses included in deal costs were $5 million ($5 million after-tax) for the three months and $13 million ($11 million after-tax) for the six months ended June 29, 2019 and $7 million ($6 million after-tax) for the three months and $16 million ($13 million after-tax) for the six months ended June 30, 2018 and were recorded in the following income statement line items:

•	Cost of products sold included $4 million for the three and six months ended June 30, 2018; and

•	SG&A included $5 million for the three months and $13 million for the six months ended June 29, 2019 and $3 million for the three months and $12 million for the six months ended June 30, 2018.

(c)
Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $10 million ($8 million after-tax) for the three months and $39 million ($29 million after-tax) for the six months ended June 29, 2019 and expenses of $3 million ($3 million after-tax) for the three months and $5 million ($4 million after-tax) for the six months ended June 30, 2018 and were recorded in cost of products sold.

(d)	Gross impairment losses, which were recorded in SG&A, included the following:

•
Goodwill impairment losses of $124 million ($123 million after-tax) for the three months and $744 million ($717 million after-tax) for the six months ended June 29, 2019 and $133 million ($133 million after-tax) for the three and six months ended June 30, 2018; and

•
Intangible asset impairment losses of $474 million ($374 million after-tax) for the three and six months ended June 29, 2019 and $101 million ($80 million after-tax) for the three and six months ended June 30, 2018.

(e)
Gross expenses/(income) included in losses/(gains) on sale of business were income of $246 million ($190 million after-tax) for the six months ended June 29, 2019 and expenses of $15 million ($15 million after-tax) for the three and six months ended June 30, 2018 and were recorded in other expense/(income).

(f)
Gross expenses included in nonmonetary currency devaluation were $2 million ($2 million after-tax) for the three months and $6 million ($6 million after-tax) for the six months ended June 29, 2019 and $20 million ($20 million after-tax) for the three months and $67 million ($67 million after-tax) for the six months ended June 30, 2018 and were recorded in other expense/(income).

(g)	U.S. Tax Reform discrete income tax expense/(benefit) included expenses of $64 million for the three months and $44 million for the six months ended June 30, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the six months ended June 29, 2019. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 29, 2019, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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

Remediation Plan
Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weaknesses previously identified in the Annual Report on Form 10-K for the period ended December 29, 2018. These plans include the implementation of additional controls and procedures to strengthen our internal controls related to our risk assessment component of internal control over financial reporting, supplier contracts and related arrangements, and the level of precision applied to the goodwill and indefinite-lived intangible asset impairment testing process. The remaining actions outlined in the remediation plan from what had been previously communicated in the Annual Report on Form 10-K include the following:

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

To date, the following actions have been taken towards our remediation plan:

•
Personnel Actions—A comprehensive disciplinary plan has been implemented for all employees found to have engaged in misconduct, including termination, written warnings, and appropriate training depending on the severity of the misconduct.

•
Organizational Enhancements—We have implemented the following organizational enhancements: (i) augmented our procurement finance teams with additional professionals with the appropriate levels of accounting and controls knowledge, experience, and training in the area of supplier contracts and related arrangements; and (ii) realigned reporting lines whereby procurement finance now report directly to the finance organization.

•
Level of Precision Applied to Impairment Testing—We have enhanced the level of precision at which our internal controls over financial reporting relating to goodwill and indefinite-lived intangible asset impairment assessments are performed. Specifically, we implemented and executed additional procedures to (i) enhance our analysis of forecasted cash flows used in the impairment assessment and (ii) test the accuracy of forecasted cash flow allocations to specific brands.

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
Changes in Internal Control Over Financial Reporting
The changes made in our goodwill and indefinite-lived intangible asset impairment testing mentioned above were changes in our internal control over financial reporting during the three months ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 17, Commitments, Contingencies and Debt, in Item 1, Financial Statements.

Item 1A. Risk Factors.
Additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets could negatively affect our financial condition and results of operations.
We maintain 19 reporting units, 12 of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, or significant adverse changes in the markets in which we operate. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed to the associated carrying amount of goodwill.
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
There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended June 29, 2019 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/31/2019 - 5/4/2019	—	$—	—	$—
5/5/2019 - 6/1/2019	—	—	—	—
6/2/2019 - 6/29/2019	—	—	—	—
Total	—		—

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

10.2
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

10.3	Separation Agreement and General Release, dated as of June 25, 2019, by and between The Kraft Heinz Company and Bernardo Hees.
10.4	Addendum to Separation Agreement and General Release, dated as of June 30, 2019, by and between The Kraft Heinz Company and Bernardo Hees.
10.5	Offer of Employment Letter, dated as of July 1, 2019, by and between The Kraft Heinz Company and Miguel Patricio.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in Inline XBRL.

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