Form 10-Q
period 2019-09-28
Kraft Heinz Co
filed 2019-10-31
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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

As of October 26, 2019, there were 1,221,160,646 shares of the registrant’s common stock outstanding.

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
Additionally, as previously disclosed, we restated the relevant unaudited interim financial information for the quarterly periods ended September 29, 2018, June 30, 2018, March 31, 2018, December 30, 2017, September 30, 2017, July 1, 2017, and April 1, 2017. The 2018 quarterly restatements became effective with the filing of our 2019 unaudited interim condensed consolidated financial statement filings in Quarterly Reports on Form 10-Q, including the periods ended September 29, 2018, which are effective with the filing of this Quarterly Report on Form 10-Q. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement of our condensed consolidated financial statements for the periods ended September 29, 2018.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
Net sales	$6,076	$6,383	$18,441	$19,377
Cost of products sold	4,129	4,289	12,401	12,672
Gross profit	1,947	2,094	6,040	6,705
Selling, general and administrative expenses, excluding impairment losses	762	803	2,341	2,323
Goodwill impairment losses	—	—	744	133
Intangible asset impairment losses	5	217	479	318
Selling, general and administrative expenses	767	1,020	3,564	2,774
Operating income/(loss)	1,180	1,074	2,476	3,931
Interest expense	398	326	1,035	959
Other expense/(income)	(380)	(71)	(893)	(181)
Income/(loss) before income taxes	1,162	819	2,334	3,153
Provision for/(benefit from) income taxes	264	201	584	779
Net income/(loss)	898	618	1,750	2,374
Net income/(loss) attributable to noncontrolling interest	(1)	(1)	(3)	(2)
Net income/(loss) attributable to common shareholders	$899	$619	$1,753	$2,376
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.74	$0.51	$1.44	$1.95
Diluted earnings/(loss)	0.74	0.50	1.43	1.94

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
Net income/(loss)	$898	$618	$1,750	$2,374
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(407)	(144)	(257)	(809)
Net deferred gains/(losses) on net investment hedges	151	13	147	158
Amounts excluded from the effectiveness assessment of net investment hedges	6	3	16	3
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	(2)	(10)	(2)
Net deferred gains/(losses) on cash flow hedges	50	(16)	24	40
Amounts excluded from the effectiveness assessment of cash flow hedges	8	—	21	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(50)	12	(55)	(10)
Net actuarial gains/(losses) arising during the period	(9)	17	(14)	70
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(59)	(58)	(176)	(133)
Total other comprehensive income/(loss)	(316)	(175)	(304)	(683)
Total comprehensive income/(loss)	582	443	1,446	1,691
Comprehensive income/(loss) attributable to noncontrolling interest	2	(3)	12	(15)
Comprehensive income/(loss) attributable to common shareholders	$580	$446	$1,434	$1,706

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Cash and cash equivalents	$2,315	$1,130
Trade receivables (net of allowances of $35 at September 28, 2019 and $24 at December 29, 2018)	1,959	2,129
Income taxes receivable	119	152
Inventories	3,158	2,667
Prepaid expenses	415	400
Other current assets	1,124	1,221
Assets held for sale	35	1,376
Total current assets	9,125	9,075
Property, plant and equipment, net	6,926	7,078
Goodwill	35,826	36,503
Intangible assets, net	48,714	49,468
Other non-current assets	2,231	1,337
TOTAL ASSETS	$102,822	$103,461
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$15	$21
Current portion of long-term debt	2,545	377
Trade payables	4,156	4,153
Accrued marketing	458	722
Interest payable	278	408
Other current liabilities	1,658	1,767
Liabilities held for sale	2	55
Total current liabilities	9,112	7,503
Long-term debt	28,112	30,770
Deferred income taxes	12,010	12,202
Accrued postemployment costs	315	306
Other non-current liabilities	1,467	902
TOTAL LIABILITIES	51,016	51,683
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interest	2	3
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,224 shares issued and 1,221 shares outstanding at September 28, 2019; 1,224 shares issued and 1,220 shares outstanding at December 29, 2018)	12	12
Additional paid-in capital	57,293	58,723
Retained earnings/(deficit)	(3,241)	(4,853)
Accumulated other comprehensive income/(losses)	(2,126)	(1,943)
Treasury stock, at cost (3 shares at September 28, 2019 and 4 shares at December 29, 2018)	(265)	(282)
Total shareholders' equity	51,673	51,657
Noncontrolling interest	131	118
TOTAL EQUITY	51,804	51,775
TOTAL LIABILITIES AND EQUITY	$102,822	$103,461

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 29, 2018	$12	$58,723	$(4,853)	$(1,943)	$(282)	$118	$51,775
Net income/(loss) excluding redeemable noncontrolling interest	—	—	405	—	—	—	405
Other comprehensive income/(loss)	—	—	—	123	—	12	135
Dividends declared-common stock ($0.40 per share)	—	(488)	—	—	—	—	(488)
Cumulative effect of accounting standards adopted in the period	—	—	(136)	136	—	—	—
Exercise of stock options, issuance of other stock awards, and other	—	17	(2)	—	(9)	—	6
Balance at March 30, 2019	12	58,252	(4,586)	(1,684)	(291)	130	51,833
Net income/(loss) excluding redeemable noncontrolling interest	—	—	449	—	—	—	449
Other comprehensive income/(loss)	—	—	—	(123)	—	—	(123)
Dividends declared-common stock ($0.40 per share)	—	(488)	—	—	—	—	(488)
Exercise of stock options, issuance of other stock awards, and other	—	5	(3)	—	—	2	4
Balance at June 29, 2019	12	57,769	(4,140)	(1,807)	(291)	132	51,675
Net income/(loss) excluding redeemable noncontrolling interest	—	—	899	—	—	(5)	894
Other comprehensive income/(loss)	—	—	—	(319)	—	3	(316)
Dividends declared-common stock ($0.40 per share)	—	(491)	—	—	—	—	(491)
Exercise of stock options, issuance of other stock awards, and other	—	15	—	—	26	1	42
Balance at September 28, 2019	$12	$57,293	$(3,241)	$(2,126)	$(265)	$131	$51,804

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2017	$12	$58,634	$8,495	$(1,054)	$(224)	$207	$66,070
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,003	—	—	5	1,008
Other comprehensive income/(loss)	—	—	—	79	—	(5)	74
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period	—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other	—	22	(7)	—	(16)	—	(1)
Balance at March 31, 2018 (As Restated)	12	58,656	8,634	(975)	(240)	207	66,294
Net income/(loss) excluding redeemable noncontrolling interest	—	—	754	—	—	—	754
Other comprehensive income/(loss)	—	—	—	(576)	—	(6)	(582)
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Exercise of stock options, issuance of other stock awards, and other	—	33	(2)	—	(14)	(13)	4
Balance at June 30, 2018 (As Restated)	12	58,689	8,624	(1,551)	(254)	188	65,708
Net income/(loss) excluding redeemable noncontrolling interest	—	—	619	—	—	2	621
Other comprehensive income/(loss)	—	—	—	(173)	—	(2)	(175)
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period	—	—	(2)	—	—	—	(2)
Exercise of stock options, issuance of other stock awards, and other	—	27	—	—	(10)	—	17
Balance at September 29, 2018 (As Restated)	$12	$58,716	$8,479	$(1,724)	$(264)	$188	$65,407

See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 28, 2019	September 29, 2018
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,750	$2,374
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	737	712
Amortization of postretirement benefit plans prior service costs/(credits)	(229)	(261)
Equity award compensation expense	26	44
Deferred income tax provision/(benefit)	(140)	104
Postemployment benefit plan contributions	(23)	(64)
Goodwill and intangible asset impairment losses	1,223	451
Nonmonetary currency devaluation	10	131
Loss/(gain) on sale of business	(490)	15
Other items, net	(34)	20
Changes in current assets and liabilities:
Trade receivables	138	(2,154)
Inventories	(637)	(645)
Accounts payable	113	130
Other current assets	(73)	(103)
Other current liabilities	(381)	124
Net cash provided by/(used for) operating activities	1,990	878
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	—	1,296
Capital expenditures	(581)	(594)
Payments to acquire business, net of cash acquired	(199)	(248)
Proceeds from sale of business, net of cash disposed	1,875	18
Other investing activities, net	16	13
Net cash provided by/(used for) investing activities	1,111	485
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,272)	(2,706)
Proceeds from issuance of long-term debt	2,967	2,990
Debt prepayment and extinguishment costs	(91)	—
Proceeds from issuance of commercial paper	377	2,485
Repayments of commercial paper	(377)	(1,950)
Dividends paid	(1,464)	(2,421)
Other financing activities, net	(21)	(35)
Net cash provided by/(used for) financing activities	(1,881)	(1,637)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(40)	(128)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	1,180	(402)
Balance at beginning of period	1,136	1,769
Balance at end of period	$2,316	$1,367
NON-CASH INVESTING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$—	$938
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
During the third quarter of 2019, certain organizational changes were announced that will likely impact our internal reporting in 2020 and, as a result, will require us to evaluate the potential impact on our reportable segments. We continue to assess the potential impact of these announced organizational changes and will consider the impact of any further changes that may be announced. We expect that any change to our reportable segments would be effective in the first quarter of 2020.
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
Held for Sale
At December 29, 2018, we had classified certain assets and liabilities as held for sale in our condensed consolidated balance sheet primarily relating to the previously announced divestiture of our equity interests in a subsidiary in India and our divestiture of certain assets and operations in Canada, which closed in January and July 2019, respectively. At September 28, 2019, the assets and liabilities identified as held for sale in our condensed consolidated balance sheet reflect the closing of these two transactions and the remaining balances represent certain assets globally that are held for sale. See Note 5, Acquisitions and Divestitures, for additional information.

Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements
We have restated herein our condensed consolidated financial statements at September 29, 2018 and for the three and nine months ended September 29, 2018. We have also restated impacted amounts within the accompanying footnotes to the condensed consolidated financial statements.
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
Accordingly, we have restated herein our unaudited condensed consolidated financial statements at September 29, 2018 and for the three and nine months ended September 29, 2018, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. In addition to the misstatements related to the supplier contracts and related arrangements, including the misstatements related to lease classification described in restatement reference (b) below, we corrected additional identified out-of-period and uncorrected misstatements that were not material, individually or in the aggregate, to our condensed consolidated financial statements. These misstatements were related to balance sheet misclassifications, income taxes, impairments, and other misstatements, all of which are described in more detail in restatement references (c) through (f) below.

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
Additional Misstatements
(c) Balance Sheet Misclassifications
We recorded adjustments to recognize certain balance sheet misclassifications in the correct period. These adjustments primarily related to the classification of products held at co-packer locations. The impacts of the balance sheet misclassifications are discussed in restatement reference (c) throughout this note.
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

Description of Restatement Tables
Below, we have presented a reconciliation from the as previously reported to the restated values for each of our condensed consolidated financial statements at September 29, 2018 and for the three and nine months ended September 29, 2018. The values as previously reported were derived from our Quarterly Report on Form 10-Q for the quarter ended September 29, 2018 filed on November 2, 2018.

The Kraft Heinz Company
Condensed Consolidated Statement of Income
(in millions, except per share data)

	For the Three Months Ended September 29, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Net sales	$6,378	$5	(f)	$6,383
Cost of products sold	4,271	18	(a)(b)(f)	4,289
Gross profit	2,107	(13)		2,094
Selling, general and administrative expenses, excluding impairment losses	803	—	(f)	803
Goodwill impairment losses	—	—		—
Intangible asset impairment losses	234	(17)	(e)	217
Selling, general and administrative expenses	1,037	(17)		1,020
Operating income/(loss)	1,070	4		1,074
Interest expense	327	(1)	(b)(f)	326
Other expense/(income)	(71)	—		(71)
Income/(loss) before income taxes	814	5		819
Provision for/(benefit from) income taxes	186	15	(a)(b)(d)(e)(f)	201
Net income/(loss)	628	(10)		618
Net income/(loss) attributable to noncontrolling interest	(2)	1	(f)	(1)
Net income/(loss) attributable to common shareholders	$630	$(11)		$619
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.52	$(0.01)		$0.51
Diluted earnings/(loss)	0.51	(0.01)		0.50
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

The Kraft Heinz Company
Condensed Consolidated Statement of Income
(in millions, except per share data)

	For the Nine Months Ended September 29, 2018
	As Previously Reported	Restatement Impacts(1)	Restatement Reference	As Restated
Net sales	$19,368	$9	(f)	$19,377
Cost of products sold	12,651	21	(a)(b)(f)	12,672
Gross profit	6,717	(12)		6,705
Selling, general and administrative expenses, excluding impairment losses	2,338	(15)	(f)	2,323
Goodwill impairment losses	164	(31)	(e)	133
Intangible asset impairment losses	335	(17)	(e)	318
Selling, general and administrative expenses	2,837	(63)		2,774
Operating income/(loss)	3,880	51		3,931
Interest expense	962	(3)	(b)(f)	959
Other expense/(income)	(196)	15		(181)
Income/(loss) before income taxes	3,114	39		3,153
Provision for/(benefit from) income taxes	738	41	(a)(b)(d)(e)(f)	779
Net income/(loss)	2,376	(2)		2,374
Net income/(loss) attributable to noncontrolling interest	(3)	1	(f)	(2)
Net income/(loss) attributable to common shareholders	$2,379	$(3)		$2,376
Per share data applicable to common shareholders:
Basic earnings/(loss)	$1.95	$—		$1.95
Diluted earnings/(loss)	1.94	—		1.94

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

The Kraft Heinz Company
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	For the Three Months Ended September 29, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Net income/(loss)	$628	$(10)	(a)(b)(d)(e)(f)	$618
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(146)	2	(b)(d)(e)	(144)
Net deferred gains/(losses) on net investment hedges	13	—		13
Amounts excluded from the effectiveness assessment of net investment hedges	3	—		3
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(2)	—		(2)
Net deferred gains/(losses) on cash flow hedges	(16)	—		(16)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	12	—		12
Net actuarial gains/(losses) arising during the period	17	—		17
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(58)	—		(58)
Total other comprehensive income/(loss)	(177)	2		(175)
Total comprehensive income/(loss)	451	(8)		443
Comprehensive income/(loss) attributable to noncontrolling interest	(4)	1	(f)	(3)
Comprehensive income/(loss) attributable to Kraft Heinz	$455	$(9)		$446
The $10 million decrease to net income was primarily driven by misstatements in the income taxes and supplier rebates categories, partially offset by misstatements in the impairments, capital leases, and other categories. See additional descriptions of the net income impacts in the consolidated statement of income for the three months ended September 29, 2018 section above.
The $2 million change to foreign currency translation adjustments is the result of misstatements in the income taxes, capital leases, and impairments categories.

The Kraft Heinz Company
Condensed Consolidated Statement of Comprehensive Income
(in millions)

	For the Nine Months Ended September 29, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Net income/(loss)	$2,376	$(2)	(a)(b)(d)(e)(f)	$2,374
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(817)	8	(b)(d)(e)	(809)
Net deferred gains/(losses) on net investment hedges	158	—		158
Amounts excluded from the effectiveness assessment of net investment hedges	3	—		3
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(2)	—		(2)
Net deferred gains/(losses) on cash flow hedges	40	—		40
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(10)	—		(10)
Net actuarial gains/(losses) arising during the period	70	—		70
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(133)	—		(133)
Total other comprehensive income/(loss)	(691)	8		(683)
Total comprehensive income/(loss)	1,685	6		1,691
Comprehensive income/(loss) attributable to noncontrolling interest	(16)	1	(f)	(15)
Comprehensive income/(loss) attributable to Kraft Heinz	$1,701	$5		$1,706
The $2 million decrease to net income was primarily driven by misstatements in the income taxes and supplier rebates categories, partially offset by misstatements in the impairments, other, and capital leases categories. See additional descriptions of the net income impacts in the consolidated statement of income for the nine months ended September 29, 2018 section above.
The $8 million change in foreign currency translation adjustments is the result of misstatements in the income taxes, capital leases, and impairments categories.

The Kraft Heinz Company
Condensed Consolidated Balance Sheet
(in millions, except per share data)

	September 29, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Cash and cash equivalents	$1,366	$—		$1,366
Trade receivables (net of allowances of $24 at September 29, 2018)	2,032	—		2,032
Sold receivables	—	—		—
Income taxes receivable	195	8	(a)(b)(d)(f)	203
Inventories	3,287	(73)	(c)(f)	3,214
Prepaid expenses	389	—		389
Other current assets	321	31	(a)(c)	352
Total current assets	7,590	(34)		7,556
Property, plant and equipment, net	7,216	(142)	(b)(f)	7,074
Goodwill	44,308	31	(e)(f)	44,339
Intangible assets, net	58,727	—		58,727
Other non-current assets	1,889	(10)	(d)	1,879
TOTAL ASSETS	$119,730	$(155)		$119,575
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$973	$—		$973
Current portion of long-term debt	405	(34)	(b)(f)	371
Trade payables	4,312	(74)	(f)	4,238
Accrued marketing	494	—		494
Interest payable	315	—		315
Other current liabilities	1,082	149	(a)(f)	1,231
Total current liabilities	7,581	41		7,622
Long-term debt	30,998	(111)	(b)(f)	30,887
Deferred income taxes	14,215	9	(a)(d)(f)	14,224
Accrued postemployment costs	394	—		394
Other non-current liabilities	964	71	(a)	1,035
TOTAL LIABILITIES	54,152	10		54,162
Commitments and Contingencies
Redeemable noncontrolling interest	6	—		6
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,222 shares issued and 1,219 shares outstanding at September 29, 2018)	12	—		12
Additional paid-in capital	58,793	(77)	(c)	58,716
Retained earnings/(deficit)	8,576	(97)	(a)(b)(c)(d)(e)(f)	8,479
Accumulated other comprehensive income/(losses)	(1,732)	8	(b)(d)(e)	(1,724)
Treasury stock, at cost (3 shares at September 29, 2018)	(264)	—		(264)
Total shareholders' equity	65,385	(166)		65,219
Noncontrolling interest	187	1	(f)	188
TOTAL EQUITY	65,572	(165)		65,407
TOTAL LIABILITIES AND EQUITY	$119,730	$(155)		$119,575

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
(f) Other—The correction of these misstatements resulted in an increase to income taxes receivable of $4 million, a decrease to inventories of $6 million, a decrease to property, plant and equipment, net of $1 million, an increase to goodwill of $1 million, a decrease to current portion of long-term debt of $2 million, a decrease to trade payables of $74 million, an increase to other current liabilities of $83 million, an increase to long-term debt of less than $1 million, a decrease to deferred income taxes of $1 million, and a decrease to retained earnings of $9 million, and an increase to noncontrolling interest of $1 million at September 29, 2018.
The cumulative effect of misstatements corrected in periods prior to December 31, 2017 resulted in a reduction to retained earnings of $94 million. The correction of misstatements in the nine months ended September 29, 2018 resulted in a decrease to retained earnings of $3 million. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information.

The Kraft Heinz Company
Condensed Consolidated Statement of Equity
For the Three Months Ended March 31, 2018, June 30, 2018, and September 29, 2018
(in millions, except per share data)

	As Previously Reported
	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2017	$12	$58,711	$8,589	$(1,054)	$(224)	$207	$66,241
Net income/(loss) excluding redeemable noncontrolling interest	—	—	993	—	—	5	998
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	79	—	(5)	74
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period	—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other	—	22	(7)	—	(16)	—	(1)
Balance at March 31, 2018	12	58,733	8,718	(975)	(240)	207	66,455
Net income/(loss) excluding redeemable noncontrolling interest	—	—	756	—	—	—	756
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(582)	—	(6)	(588)
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Exercise of stock options, issuance of other stock awards, and other	—	33	(2)	—	(14)	(13)	4
Balance at June 30, 2018	12	58,766	8,710	(1,557)	(254)	188	65,865
Net income/(loss) excluding redeemable noncontrolling interest	—	—	630	—	—	1	631
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(175)	—	(2)	(177)
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period	—	—	(2)	—	—	—	(2)
Exercise of stock options, issuance of other stock awards, and other	—	27	—	—	(10)	—	17
Balance at September 29, 2018	$12	$58,793	$8,576	$(1,732)	$(264)	$187	$65,572

	Restatement Impacts
	Restatement Reference	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2017		$—	$(77)	$(94)	$—	$—	$—	$(171)
Net income/(loss) excluding redeemable noncontrolling interest	(a)(b)(d)(e)(f)	—	—	10	—	—	—	10
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	(b)(d)	—	—	—	—	—	—	—
Dividends declared-common stock ($0.625 per share)		—	—	—	—	—	—	—
Cumulative effect of accounting standards adopted in the period		—	—	—	—	—	—	—
Exercise of stock options, issuance of other stock awards, and other		—	—	—	—	—	—	—
Balance at March 31, 2018		—	(77)	(84)	$—	—	—	(161)
Net income/(loss) excluding redeemable noncontrolling interest	(a)(b)(d)(e)(f)	—	—	(2)	—	—	—	(2)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	(b)(d)(e)	—	—	—	6	—	—	6
Dividends declared-common stock ($0.625 per share)		—	—	—	—	—	—	—
Exercise of stock options, issuance of other stock awards, and other		—	—	—	—	—	—	—
Balance at June 30, 2018		—	(77)	(86)	6	—	—	(157)
Net income/(loss) excluding redeemable noncontrolling interest	(a)(b)(d)(e)(f)	—	—	(11)	—	—	1	(10)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	(b)(d)(e)	—	—	—	2	—	—	2
Dividends declared-common stock ($0.625 per share)		—	—	—	—	—	—	—
Cumulative effect of accounting standards adopted in the period		—	—	—	—	—	—	—
Exercise of stock options, issuance of other stock awards, and other		—	—	—	—	—	—	—
Balance at September 29, 2018		$—	$(77)	$(97)	$8	$—	$1	$(165)

	As Restated
	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2017	$12	$58,634	$8,495	$(1,054)	$(224)	$207	$66,070
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,003	—	—	5	1,008
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	79	—	(5)	74
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period	—	—	(95)	—	—	—	(95)
Exercise of stock options, issuance of other stock awards, and other	—	22	(7)	—	(16)	—	(1)
Balance at March 31, 2018	12	58,656	8,634	(975)	(240)	207	66,294
Net income/(loss) excluding redeemable noncontrolling interest	—	—	754	—	—	—	754
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(576)	—	(6)	(582)
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Exercise of stock options, issuance of other stock awards, and other	—	33	(2)	—	(14)	(13)	4
Balance at June 30, 2018	12	58,689	8,624	(1,551)	(254)	188	65,708
Net income/(loss) excluding redeemable noncontrolling interest	—	—	619	—	—	2	621
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(173)	—	(2)	(175)
Dividends declared-common stock ($0.625 per share)	—	—	(762)	—	—	—	(762)
Cumulative effect of accounting standards adopted in the period	—	—	(2)	—	—	—	(2)
Exercise of stock options, issuance of other stock awards, and other	—	27	—	—	(10)	—	17
Balance at September 29, 2018	$12	$58,716	$8,479	$(1,724)	$(264)	$188	$65,407

See descriptions of the net income and other comprehensive income impacts in the consolidated statement of income and consolidated statement of comprehensive income for the three and nine months ended September 29, 2018 sections above.

The Kraft Heinz Company
Consolidated Statement of Cash Flows
(in millions)

	For the Nine Months Ended September 29, 2018
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,376	$(2)	(a)(b)(d)(e)(f)	$2,374
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	736	(24)	(b)(f)	712
Amortization of postretirement benefit plans prior service costs/(credits)	(261)	—		(261)
Equity award compensation expense	44	—		44
Deferred income tax provision/(benefit)	96	8	(a)(d)(e)(f)	104
Postemployment benefit plan contributions	(64)	—		(64)
Goodwill and intangible asset impairment losses	499	(48)	(e)	451
Nonmonetary currency devaluation	131	—		131
Loss/(gain) on sale of business	15	—		15
Other items, net	21	(1)	(a)(f)	20
Changes in current assets and liabilities:
Trade receivables	(2,154)	—		(2,154)
Inventories	(663)	18	(c)(f)	(645)
Accounts payable	145	(15)	(f)	130
Other current assets	(105)	2	(a)(c)	(103)
Other current liabilities	83	41	(a)(b)(d)(f)	124
Net cash provided by/(used for) operating activities	899	(21)		878
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	1,296	—		1,296
Capital expenditures	(594)	—		(594)
Payments to acquire business, net of cash acquired	(248)	—		(248)
Proceeds from sale of business	18	—		18
Other investing activities, net	13	—		13
Net cash provided by/(used for) investing activities	485	—		485
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,727)	21	(b)(f)	(2,706)
Proceeds from issuance of long-term debt	2,990	—		2,990
Proceeds from issuance of commercial paper	2,485	—		2,485
Repayments of commercial paper	(1,950)	—		(1,950)
Dividends paid - common stock	(2,421)	—		(2,421)
Other financing activities, net	(35)	—		(35)
Net cash provided by/(used for) financing activities	(1,658)	21		(1,637)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(128)	—		(128)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(402)	—		(402)
Balance at beginning of period	1,769	—		1,769
Balance at end of period	$1,367	$—		$1,367
NON-CASH INVESTING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$938	$—		$938

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
Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expense in the period in which the payment occurs.
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

Fair Value Measurement Disclosures:
In August 2018, the FASB issued ASU 2018-13 related to fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for determining that a transfer has occurred, and valuation processes for Level 3 fair value measurements. Additionally, this ASU modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of investee assets (by removing the timing requirement in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income/(loss) and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption of the guidance in whole is permitted. Alternatively, companies may early adopt removed or modified disclosures and delay adoption of the additional disclosures until their effective date. Certain of the amendments in this ASU must be applied prospectively upon adoption, while other amendments must be applied retrospectively upon adoption. We elected to early adopt the provisions related to removing disclosures in the fourth quarter of our fiscal year 2018 on a retrospective basis. Accordingly, we removed certain disclosures from Note 12, Postemployment Benefits and Note 13, Financial Instruments, in our Annual Report on Form 10-K for the year ended December 29, 2018. There was no other impact to our financial statement disclosures as a result of early adopting the provisions related to removing disclosures. We are currently evaluating the disclosure impact of the provisions related to modifying and adding disclosures.
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
Implementation Costs Incurred in Hosted Cloud Computing Service Arrangements:
In August 2018, the FASB issued ASU 2018-15 related to accounting for implementation costs incurred in hosted cloud computing service arrangements. Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or capitalized based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for capitalization, they must be amortized over the term of the hosting arrangement and assessed for impairment. Companies must disclose the nature of any hosted cloud computing service arrangements. This ASU also provides guidance for balance sheet and income statement presentation of capitalized implementation costs and statement of cash flows presentation for the related payments. This ASU will be effective beginning in the first quarter of our fiscal year 2020. This guidance may be adopted either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the application method.
Note 5. Acquisitions and Divestitures
Acquisitions
Primal Acquisition:
On January 3, 2019 (the “Primal Acquisition Date”), we acquired 100% of the outstanding equity interests in Primal Nutrition, LLC (“Primal Nutrition”) (the “Primal Acquisition”), a better-for-you brand primarily focused on condiments, sauces, and dressings, with growing product lines in healthy snacks and other categories. The Primal Kitchen brand holds leading positions in the e-commerce and natural channels. The results of Primal Nutrition have been included in our condensed consolidated financial statements for the three and nine months ended September 28, 2019. We have not included unaudited pro forma results as it would not yield significantly different results.
The Primal Acquisition was accounted for under the acquisition method of accounting for business combinations. The total cash consideration paid for Primal Nutrition was $201 million. We utilized estimated fair values at the Primal Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The fair value estimates of the assets acquired and liabilities assumed were subject to adjustment during the measurement period (up to one year from the Primal Acquisition Date). The purchase price allocation for the Primal Acquisition was final as of September 28, 2019.

The final purchase price allocation to assets acquired and liabilities assumed in the Primal Acquisition was (in millions):

Cash	$2
Other current assets	15
Identifiable intangible assets	66
Current liabilities	(6)
Net assets acquired	77
Goodwill on acquisition	124
Total consideration	$201

The Primal Acquisition resulted in $124 million of non tax deductible goodwill relating principally to planned expansion of the Primal Kitchen brand into new channels and categories. This goodwill was allocated to the United States segment as shown in Note 9, Goodwill and Intangible Assets.
The purchase price allocation to identifiable intangible assets acquired in the Primal Acquisition was:

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
Related to our acquisitions, we incurred aggregate deal costs of $2 million for the nine months ended September 28, 2019 and $3 million for the three months and $19 million for the nine months ended September 29, 2018. There were no deal costs related to acquisitions for the three months ended September 28, 2019. We recognized these deal costs in SG&A.

Divestitures
Heinz India Transaction:
In October 2018, we entered into a definitive agreement with two third-parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”), to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) for approximately 46 billion Indian rupees (approximately $655 million at January 30, 2019) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we transferred to the Buyers, among other assets and operations, our global intellectual property rights to several brands, including Complan, Glucon-D, Nycil, and Sampriti. Our core brands (i.e., Heinz and Kraft) were not transferred. The Heinz India Transaction closed on January 30, 2019 (the “Heinz India Closing Date”). We recognized a pre-tax gain of $246 million in the first quarter of 2019. Additionally, in the third quarter of 2019, we recognized a recovery of local India taxes of $3 million, which was classified as gain on sale of business. As a result, we recognized pre-tax gains of $3 million for the three months and $249 million for the nine months ended September 28, 2019. These pre-tax gains were included in other expense/(income).
The components of the pre-tax gain were as follows (in millions):

Proceeds	$655
Less investment in Heinz India	(355)
Recognition of tax indemnification	(48)
Other	(3)
Pre-tax gain on sale of Heinz India	$249

In connection with the Heinz India Transaction we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to the Heinz India Closing Date, including taxes for which we are liable as a result of any transaction that occurred on or before such date. To determine the fair value of our tax indemnity we made various assumptions, including the range of potential dates the tax matters will be resolved, the range of potential future cash flows, the probabilities associated with potential resolution dates and potential future cash flows, and the discount rate. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million, including $18 million in other current liabilities and $30 million in other non-current liabilities on our condensed consolidated balance sheet as of the Heinz India Closing Date. We also recorded a corresponding $48 million reduction of the gain on the Heinz India Transaction within other expense/(income) in our condensed consolidated statement of income in the first quarter of 2019. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale for the Heinz India Transaction.
The other component of the pre-tax gain on the sale of Heinz India in the table above primarily related to losses on net investment hedges of our investment in Heinz India, which were settled in the first quarter of 2019, and were partially offset by the local India tax recovery in the third quarter of 2019.
Canada Natural Cheese Transaction:
In November 2018, we entered into a definitive agreement with a third-party, Parmalat SpA (“Parmalat”), to sell certain assets in our natural cheese business in Canada for approximately 1.6 billion Canadian dollars (approximately $1.2 billion at July 2, 2019) (the “Canada Natural Cheese Transaction”). In connection with the Canada Natural Cheese Transaction, we transferred certain assets to Parmalat, including the intellectual property rights to Cracker Barrel in Canada and P’Tit Quebec globally. The Canada Natural Cheese Transaction closed on July 2, 2019. We recognized a pre-tax gain of $241 million, which was included in other expense/(income) for the three and nine months ended September 28, 2019.
The components of the pre-tax gain were as follows (in millions):

Proceeds	$1,236
Less carrying value of Canada Natural Cheese net assets	(996)
Other	1
Pre-tax gain resulting from Canada Natural Cheese Transaction	$241

South Africa Transaction:
On May 31, 2018, we sold our 50.1% interest in our South African subsidiary to our minority interest partner. This transaction included proceeds of $18 million. We recorded a pre-tax loss on the sale of a business of approximately $15 million, which was included in other expense/(income) on the condensed consolidated statements of income for the nine months ended September 29, 2018.
We incurred aggregate deal costs related to our divestitures of $6 million for the three months and $17 million for the nine months ended September 28, 2019. We recognized these deal costs in SG&A.
Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	September 28, 2019	December 29, 2018
ASSETS
Inventories	$—	$92
Property, plant and equipment, net	26	139
Goodwill	—	669
Intangible assets, net	9	437
Other	—	39
Total assets held for sale	$35	$1,376
LIABILITIES
Total liabilities held for sale	$2	$55

The change in assets and liabilities held for sale during the nine months ended September 28, 2019 was primarily related to the Heinz India Transaction closing on January 30, 2019 and the Canada Natural Cheese Transaction closing on July 2, 2019. The balances held for sale at September 28, 2019 primarily relate to land and manufacturing equipment.
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
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. As of September 28, 2019, related to these programs, we expect to eliminate approximately 450 positions, primarily outside the U.S. Of these expected reductions, 300 positions were eliminated during the nine months ended September 28, 2019. These programs resulted in expenses of $56 million during the nine months ended September 28, 2019, including $5 million of credits in severance and employee benefit costs, $20 million of non-cash asset-related costs, and $41 million of other implementation costs. Restructuring expenses during the three months ended September 28, 2019 were $15 million, including $2 million of credits in severance and employee benefit costs, $8 million of non-cash asset-related costs, and $9 million of other implementation costs. Restructuring expenses totaled $21 million for the three months and $188 million for the nine months ended September 29, 2018.

Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 29, 2018	$32	$33	$65
Charges/(credits)	(5)	—	(5)
Cash payments	(16)	(7)	(23)
Balance at September 28, 2019	$11	$26	$37

We expect the liability for severance and employee benefit costs as of September 28, 2019 to be paid by the end of 2020. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2019 and 2026.
Integration Program:
At the end of 2017, we had substantially completed our multi-year program announced following the merger of Kraft Foods Group, Inc. with and into a wholly-owned subsidiary of H. J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”) (the “Integration Program”), which was designed to reduce costs and integrate and optimize our combined organization, primarily in the U.S. and Canada reportable segments.
We incurred pre-tax costs related to the Integration Program of $10 million during the three months and $90 million during the nine months ended September 29, 2018. No such expenses were incurred during the three or nine months ended September 28, 2019.
Total Expenses:
Total expense/(income) related to restructuring activities, including the Integration Program, by income statement caption, were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Severance and employee benefit costs - COGS	$(1)	$(8)	$(4)	$17
Severance and employee benefit costs - SG&A	(1)	2	(1)	12
Severance and employee benefit costs - Other expense/(income)	—	(1)	—	5
Asset-related costs - COGS	8	8	11	33
Asset-related costs - SG&A	—	6	9	7
Other costs - COGS	5	18	20	125
Other costs - SG&A	4	6	21	21
Other costs - Other expense/(income)	—	—	—	58
	$15	$31	$56	$278
We do not include our restructuring activities, including the Integration Program, within Segment Adjusted EBITDA (as defined in Note 20, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
United States	$8	$23	$34	$144
Canada	4	4	10	70
EMEA	—	(11)	4	17
Rest of World	2	5	3	14
General corporate expenses	1	10	5	33
	$15	$31	$56	$278

Note 7. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	September 28, 2019	December 29, 2018
Cash and cash equivalents	$2,315	$1,130
Restricted cash included in other current assets	1	1
Restricted cash included in other non-current assets	—	5
Cash, cash equivalents, and restricted cash	$2,316	$1,136

Note 8. Inventories
Inventories consisted of the following (in millions):

	September 28, 2019	December 29, 2018
Packaging and ingredients	$634	$510
Work in process	367	343
Finished product	2,157	1,814
Inventories	$3,158	$2,667

At December 29, 2018, inventories excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information.
Note 9. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	Canada	EMEA	Rest of World	Total
Balance at December 29, 2018	$29,597	$2,438	$3,074	$1,394	$36,503
Impairment losses	(118)	—	(292)	(334)	(744)
Acquisitions	124	—	6	—	130
Translation adjustments and other	(2)	73	(109)	(25)	(63)
Balance at September 28, 2019	$29,601	$2,511	$2,679	$1,035	$35,826

In the first quarter of 2019, we completed the acquisition of Primal Nutrition. Additionally, at December 29, 2018, goodwill excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information related to this acquisition, as well as amounts held for sale.
We maintain 19 reporting units, 12 of which comprise our goodwill balance. These 12 reporting units had an aggregate carrying amount of $35.8 billion as of September 28, 2019. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
We recognized a $286 million impairment loss in our EMEA East reporting unit within our EMEA segment. In the first quarter of 2019, we reorganized our reporting units to combine Russia, Poland, Middle East, and Distributors operations into the EMEA East reporting unit as a result of changing our management structure. Following this reorganization, we established a new management team in the region at the beginning of 2019 that developed a new five-year operating plan for the region, which established a revised downward outlook for net sales, margin, and cash flows in response to lower expectations for margin and revenue growth opportunities in the region. As a result of this planning process, management revised its expectations downward in relation to the anticipated long-term impact of white space growth opportunities in MEA and the impact of discounter store growth in Russia. Additionally, there were declines in forecasted foreign exchange rates in the region. After the impairment, the goodwill carrying amount of the EMEA East reporting unit was approximately $144 million.
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
We recognized a $129 million impairment loss in our Latin America Exports reporting unit within our Rest of World segment. In the first quarter of 2019, we reorganized our reporting units to combine Puerto Rico and our Other Latin America Exports business with Costa Rica, Panama, Colombia, Argentina, and Andinos operations (which were part of the previously fully impaired Other Latin America reporting unit and thus had previously been identified as having a fair value less than carrying amount) into the Latin America Exports reporting unit as a result of changing our management structure. We developed a new five-year operating plan for the region in the first quarter of 2019, which produced a revised downward outlook for net sales and margins and adjusted cash flow forecasts to reflect lower expectations in the market, higher costs associated with changes in our sourcing approach, and increased investments in the business to support growth in these emerging markets. After the impairment, the goodwill carrying amount of the Latin America Exports reporting unit was approximately $297 million.
We performed our 2019 annual impairment test as of March 31, 2019, which is the first day of our second quarter in 2019 (this was performed concurrently with the preparation of the first and second quarter 2019 financial statements due to the delay in the filing of our Annual Report on Form 10-K for the year ended December 29, 2018). We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Through the performance of the 2019 annual impairment test, we identified an impairment related to the U.S. Refrigerated reporting unit. This impairment was primarily due to an increase in the discount rate assumption used for the fair value estimation. The increase in the discount rate was applied to reflect a market participants’ perceived risk in the valuation implied by the sustained reduction in our stock price and, hence, market capitalization (which decreased approximately 25% from December 29, 2018 to the March 31, 2019 annual impairment test date and sustained this decline through June 29, 2019). Since this valuation assumption change was made in connection with the annual impairment test in the second quarter of 2019 and was not indicative of events or conditions that would have constituted a triggering event during the first quarter of 2019, we recorded a non-cash impairment loss of $118 million in SG&A in the second quarter of 2019 within our United States segment. The goodwill carrying amount of this reporting unit was $7.0 billion after the impairment.
The goodwill carrying amounts associated with an additional six reporting units, which each had excess fair value over its carrying amount of 10% or less based on the results of our 2019 annual impairment assessment, were $18.6 billion for U.S. Grocery, $3.9 billion for U.S. Foodservice, $2.1 billion for Canada Retail, $370 million for Australia and New Zealand, $368 million for Canada Foodservice, and $83 million for Northeast Asia as of the annual impairment test date. The goodwill carrying amount associated with one additional reporting unit, which had excess fair value over its carrying amount between 10-20%, was $593 million for Continental Europe as of the annual impairment test date. The aggregate goodwill carrying amount of reporting units with fair value over carrying amount between 20-50% was $2.4 billion as of the annual impairment test date, and there were no reporting units with fair value over carrying amount in excess of 50%.
As a result of our 2018 annual impairment test, we recognized a non-cash impairment loss of $133 million in SG&A related to our Australia and New Zealand reporting unit in the second quarter of 2018. This impairment loss was primarily due to margin declines in the region.
Accumulated impairment losses to goodwill were $7.8 billion at September 28, 2019.

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
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 29, 2018	$43,966
Impairment losses	(474)
Reclassified to assets held for sale	(9)
Translation adjustments	(89)
Balance at September 28, 2019	$43,394

At September 28, 2019 and December 29, 2018, indefinite-lived intangible assets excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information on amounts held for sale.
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $43.4 billion as of September 28, 2019. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount.
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
The aggregate carrying amount associated with an additional three brands (Kraft, Planters, and ABC), which each had excess fair value over its carrying amount of 10% or less, was $13.4 billion as of the annual impairment test date. The aggregate carrying amount of an additional three brands (Oscar Mayer, Jet Puffed, and Quero), which each had fair value over its carrying amount of between 10-20%, was $3.6 billion as of the annual impairment test date. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion, and the aggregate carrying amount of brands with fair value over carrying amount in excess of 50% was $9.3 billion as of the annual impairment test date.

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
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	September 28, 2019			December 29, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,456	$(443)	$2,013	$2,474	$(402)	$2,072
Customer-related assets	4,094	(799)	3,295	4,097	(681)	3,416
Other	14	(2)	12	18	(4)	14
	$6,564	$(1,244)	$5,320	$6,589	$(1,087)	$5,502

Amortization expense for definite-lived intangible assets was $66 million for the three months and $214 million for the nine months ended September 28, 2019 and $75 million for the three months and $214 million for the nine months ended September 29, 2018. Aside from amortization expense, the changes in definite-lived intangible assets from December 29, 2018 to September 28, 2019 primarily reflect additions of $66 million related to purchase accounting for Primal Nutrition, impairment losses of $5 million, and foreign currency. Definite-lived intangible assets at December 29, 2018 excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information related to our acquisition of Primal Nutrition, as well as amounts held for sale.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $273 million for the next year and approximately $273 million for each of the four years thereafter.
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

Our effective tax rate was 22.6% for the three months ended September 28, 2019 compared to 24.6% for the three months ended September 29, 2018. The decrease in our effective tax rate was primarily driven by a decrease in unfavorable net discrete items. Current year unfavorable impacts from net discrete items were primarily related to tax impacts for divestitures, specifically related to the Canada Natural Cheese Transaction, the impact of which was partially offset by the reversal of certain deferred withholding tax liabilities resulting from the ratification of the U.S. tax treaty with Spain. In the prior year, we had unfavorable impacts from net discrete items primarily related to the revaluation of our deferred tax balances due to changes in state tax laws, non-deductible currency devaluation losses, and non-deductible goodwill impairments, which were partially offset by the favorable impact of reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and changes in estimates of certain 2017 U.S. income and deductions.
Our effective tax rate was 25.0% for the nine months ended September 28, 2019 compared to 24.7% for the nine months ended September 29, 2018. The increase in our effective tax rate was primarily driven by the less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions, partially offset by a decrease in unfavorable net discrete items. Current year unfavorable impacts from net discrete items primarily related to non-deductible goodwill impairment and the tax impacts from the Heinz India and Canada Natural Cheese Transactions, the impacts of which were partially offset by the reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and changes in estimates of certain 2018 U.S. income and deductions. In the prior year, we had an unfavorable impact from net discrete items, primarily related to the revaluation of our deferred tax balances due to changes in state tax laws, non-deductible currency devaluation losses, and non-deductible goodwill impairments, which were partially offset by the reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and changes in estimates of certain 2017 U.S. income and deductions.
Note 11. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 29, 2018	18,259,965	$44.64
Granted	1,880,648	25.41
Forfeited	(1,279,549)	66.59
Exercised	(469,687)	23.19
Outstanding at September 28, 2019	18,391,377	41.70

The aggregate intrinsic value of stock options exercised during the period was $8 million for the nine months ended September 28, 2019.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 29, 2018	2,338,958	$68.49
Granted	7,867,566	25.64
Forfeited	(695,969)	54.66
Vested	(58,152)	84.95
Outstanding at September 28, 2019	9,452,403	33.74

The aggregate fair value of RSUs that vested during the period was $2 million for the nine months ended September 28, 2019.

Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 29, 2018	3,252,056	$59.24
Forfeited	(955,880)	58.10
Outstanding at September 28, 2019	2,296,176	59.72

Note 12. Postemployment Benefits
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
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$2	$2	$4	$4
Interest cost	41	41	12	16
Expected return on plan assets	(58)	(60)	(34)	(42)
Amortization of prior service costs/(credits)	—	—	1	—
Amortization of unrecognized losses/(gains)	—	—	—	1
Settlements	—	(1)	—	—
Special/contractual termination benefits	—	—	1	—
Other	—	—	2	—
Net pension cost/(benefit)	$(15)	$(18)	$(14)	$(21)

	For the Nine Months Ended
	U.S. Plans		Non-U.S. Plans
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$6	$7	$12	$14
Interest cost	122	118	38	52
Expected return on plan assets	(172)	(187)	(107)	(134)
Amortization of prior service costs/(credits)	—	—	1	—
Amortization of unrecognized losses/(gains)	—	—	—	2
Settlements	—	(3)	—	58
Curtailments	—	—	—	(1)
Special/contractual termination benefits	—	—	1	6
Other	—	—	3	—
Net pension cost/(benefit)	$(44)	$(65)	$(52)	$(3)

We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.

Employer Contributions:
Related to our non-U.S. pension plans, we contributed $15 million during the nine months ended September 28, 2019 and plan to make further contributions of approximately $4 million during the remainder of 2019. Related to our U.S. pension plans, we did not contribute during the nine months ended September 28, 2019 and do not plan to make contributions during the remainder of 2019. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$1	$2	$4	$6
Interest cost	12	11	35	33
Expected return on plan assets	(13)	(12)	(40)	(37)
Amortization of prior service costs/(credits)	(77)	(77)	(230)	(233)
Amortization of unrecognized losses/(gains)	(2)	—	(6)	—
Curtailments	(4)	—	(4)	—
Net postretirement cost/(benefit)	$(83)	$(76)	$(241)	$(231)

We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the nine months ended September 28, 2019, we contributed $8 million to our postretirement benefit plans. We plan to make further contributions of approximately $4 million to our postretirement benefit plans during the remainder of 2019. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 13. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	September 28, 2019	December 29, 2018
Commodity contracts	$587	$478
Foreign exchange contracts	2,602	3,263
Cross-currency contracts	10,146	10,146

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	September 28, 2019
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$23	$12	$23	$12
Cross-currency contracts(b)	—	—	348	98	348	98
Derivatives not designated as hedging instruments:
Commodity contracts(c)	17	11	1	1	18	12
Foreign exchange contracts(a)	—	—	4	25	4	25
Cross-currency contracts(b)	—	—	593	144	593	144
Total fair value	$17	$11	$969	$280	$986	$291

(a)
At September 28, 2019, the fair value of our derivative assets was recorded in other current assets ($23 million) and other non-current assets ($4 million) the fair value of our derivative liabilities was recorded in other current liabilities ($35 million) and other non-current liabilities ($2 million).

(b)
At September 28, 2019, the fair value of our derivative assets was recorded in other current assets ($593 million) and other non-current assets ($348 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($144 million) and other non-current liabilities ($98 million).

(c)
At September 28, 2019, the fair value of our derivative assets was recorded in other current assets ($17 million) and other non-current assets ($1 million) and the fair value of derivative liabilities was recorded in other current liabilities.

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

Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $221 million at September 28, 2019 and $124 million at December 29, 2018. No significant amounts of collateral were received or posted on our derivative assets and liabilities at September 28, 2019.
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
Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
Net Investment Hedging:
At September 28, 2019, we had the following items designated as net investment hedges:

•	Non-derivative foreign denominated debt with principal amounts of €2,550 million and £400 million;

•	Cross-currency contracts with notional amounts of £1.0 billion ($1.4 billion), C$2.1 billion ($1.6 billion), and ¥9.6 billion ($85 million); and

•	Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $161 million.
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At September 28, 2019, we had a euro intercompany loan with aggregate notional amount of $120 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign denominated debt.
Cash Flow Hedge Coverage:
At September 28, 2019, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next five years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at September 28, 2019 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains on foreign currency cash flow hedges and cross-currency cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized losses on interest rate cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cash flow hedges:
Foreign exchange contracts	$—	$—	$(1)	$—	Net sales
Foreign exchange contracts	8	(5)	(19)	27	Cost of products sold
Foreign exchange contracts (excluded component)	1	(2)	1	(2)	Cost of products sold
Foreign exchange contracts	—	(12)	(22)	19	Other expense/(income)
Foreign exchange contracts (excluded component)	—	2	—	2	Other expense/(income)
Cross-currency contracts	43	—	62	—	Other expense/(income)
Cross-currency contracts (excluded component)	7	—	21	—	Other expense/(income)
Net investment hedges:
Foreign exchange contracts	5	8	18	10	Other expense/(income)
Foreign exchange contracts (excluded component)	—	1	(1)	1	Interest expense
Cross-currency contracts	66	(18)	28	78	Other expense/(income)
Cross-currency contracts (excluded component)	8	6	22	6	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$138	$(20)	$109	$141

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	September 28, 2019			September 29, 2018
				(As Restated)
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$4,129	$398	$(380)	$4,289	$326	$(71)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$5	$—	$—	$1	$—	$(12)
Foreign exchange contracts (excluded component)	1	—	—	(1)	—	2
Interest rate contracts	—	(1)	—	—	(1)	—
Cross-currency contracts	—	—	38	—	—	—
Cross-currency contracts (excluded component)	—	—	7	—	—	—
Net investment hedges:
Cross-currency contracts (excluded component)	—	8	—	—	6	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(13)	—	—	(17)	—	—
Foreign exchange contracts	—	—	(10)	—	—	(12)
Cross-currency contracts	—	—	3	—	—	2
Total gains/(losses) recognized in statements of income	$(7)	$7	$38	$(17)	$5	$(20)

	For the Nine Months Ended
	September 28, 2019			September 29, 2018
				(As Restated)
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$12,401	$1,035	$(893)	$12,672	$959	$(181)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$22	$—	$(22)	$(8)	$—	$19
Foreign exchange contracts (excluded component)	(1)	—	—	(1)	—	2
Interest rate contracts	—	(3)	—	—	(3)	—
Cross-currency contracts	—	—	44	—	—	—
Cross-currency contracts (excluded component)	—	—	21	—	—	—
Net investment hedges:
Foreign exchange contracts	—	—	(6)	—	—	—
Foreign exchange contracts (excluded component)	—	(1)	—	—	—	—
Cross-currency contracts (excluded component)	—	22	—	—	6	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	13	—	—	(32)	—	—
Foreign exchange contracts	—	—	(16)	—	—	(56)
Cross-currency contracts	—	—	10	—	—	1
Total gains/(losses) recognized in statements of income	$34	$18	$31	$(41)	$3	$(34)

Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $128 million for the three months and $147 million for the nine months ended September 28, 2019 and $26 million for the three months and $118 million for the nine months ended September 29, 2018. These amounts were recognized in other comprehensive income/(loss).

Note 14. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 29, 2018	$(2,476)	$492	$41	$(1,943)
Foreign currency translation adjustments	(272)	—	—	(272)
Net deferred gains/(losses) on net investment hedges	147	—	—	147
Amounts excluded from the effectiveness assessment of net investment hedges	16	—	—	16
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(10)	—	—	(10)
Net deferred gains/(losses) on cash flow hedges	—	—	24	24
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	21	21
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(55)	(55)
Net postemployment benefit gains/(losses) arising during the period	—	(14)	—	(14)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(176)	—	(176)
Cumulative effect of accounting standards adopted in the period(a)	—	114	22	136
Total other comprehensive income/(loss)	(119)	(76)	12	(183)
Balance as of September 28, 2019	$(2,595)	$416	$53	$(2,126)

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

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	September 28, 2019			September 29, 2018
				(As Restated)
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(410)	$—	$(410)	$(142)	$—	$(142)
Net deferred gains/(losses) on net investment hedges	199	(48)	151	16	(3)	13
Amounts excluded from the effectiveness assessment of net investment hedges	8	(2)	6	7	(4)	3
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	2	(6)	(6)	4	(2)
Net deferred gains/(losses) on cash flow hedges	51	(1)	50	(17)	1	(16)
Amounts excluded from the effectiveness assessment of cash flow hedges	8	—	8	—	—	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(50)	—	(50)	11	1	12
Net actuarial gains/(losses) arising during the period	(13)	4	(9)	22	(5)	17
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(79)	20	(59)	(77)	19	(58)

	For the Nine Months Ended
	September 28, 2019			September 29, 2018
				(As Restated)
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(272)	$—	$(272)	$(796)	$—	$(796)
Net deferred gains/(losses) on net investment hedges	193	(46)	147	206	(48)	158
Amounts excluded from the effectiveness assessment of net investment hedges	21	(5)	16	7	(4)	3
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(15)	5	(10)	(6)	4	(2)
Net deferred gains/(losses) on cash flow hedges	20	4	24	46	(6)	40
Amounts excluded from the effectiveness assessment of cash flow hedges	22	(1)	21	—	—	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(61)	6	(55)	(9)	(1)	(10)
Net actuarial gains/(losses) arising during the period	(14)	—	(14)	93	(23)	70
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(235)	59	(176)	(177)	44	(133)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$—	$6	$—	Other expense/(income)
Foreign exchange contracts(b)	—	—	1	—	Interest expense
Cross-currency contracts(b)	(8)	(6)	(22)	(6)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(c)	(6)	—	(21)	9	Cost of products sold
Foreign exchange contracts(c)	—	10	22	(21)	Other expense/(income)
Cross-currency contracts(c)	(45)	—	(65)	—	Other expense/(income)
Interest rate contracts(d)	1	1	3	3	Interest expense
Losses/(gains) on hedges before income taxes	(58)	5	(76)	(15)
Losses/(gains) on hedges, income taxes	2	5	11	3
Losses/(gains) on hedges	$(56)	$10	$(65)	$(12)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)	$(2)	$1	$(6)	$2	(e)
Amortization of prior service costs/(credits)	(76)	(77)	(229)	(233)	(e)
Settlement and curtailment losses/(gains)	(1)	(1)	(1)	54	(e)
Other losses/(gains) on postemployment benefits	—	—	1	—
Losses/(gains) on postemployment benefits before income taxes	(79)	(77)	(235)	(177)
Losses/(gains) on postemployment benefits, income taxes	20	19	59	44
Losses/(gains) on postemployment benefits	$(59)	$(58)	$(176)	$(133)

(a)	Represents the reclassification of hedge losses/(gains) resulting from the complete or substantially complete liquidation of our investment in the underlying foreign operations.

(b)	Represents recognition of the excluded component in net income/(loss).

(c)	Includes amortization of the excluded component and the effective portion of the related hedges.

(d)	Represents amortization of realized hedge losses that were deferred into accumulated other comprehensive income/(losses) through the maturity of the related long-term debt instruments.

(e)	These components are included in the computation of net periodic postemployment benefit costs. See Note 12, Postemployment Benefits, for additional information.
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

As of September 28, 2019, companies and individuals are allowed to use an auction-based system at private and public banks to obtain foreign currency. This is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. Published daily by the Banco Central de Venezuela, the exchange rate (“BCV Rate”) is calculated as the weighted average rate of participating banking institutions with active exchange operations. We believe the BCV Rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary. Therefore, we revalue the income statement using the weighted average BCV Rates, and we revalue the bolivar-denominated monetary assets and liabilities at the period-end BCV Rate. The resulting revaluation gains and losses are recorded in current net income/(loss), rather than accumulated other comprehensive income/(losses). These gains and losses are classified within other expense/(income) as nonmonetary currency devaluation on our condensed consolidated statements of income.
The BCV Rate at September 28, 2019 was BsS21,028.08 per U.S. dollar compared to BsS638.18 at December 29, 2018. The weighted average rate was BsS14,919.84 for the three months and BsS7,460.73 for the nine months ended September 28, 2019 and BsS6.10 for the three months and BsS2.46 for the nine months ended September 29, 2018. Remeasurements of the bolivar-denominated monetary assets and liabilities and operating results of our Venezuelan subsidiary at BCV Rates resulted in nonmonetary currency devaluation losses of $4 million for the three months and $10 million for the nine months ended September 28, 2019 and $64 million for the three months and $131 million for the nine months ended September 29, 2018. These losses were recorded in other expense/(income) in the consolidated statements of income.
Our Venezuelan subsidiary obtains U.S. dollars through private and public bank auctions, royalty payments, and exports. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of September 28, 2019, our Venezuelan subsidiary had sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business.
In addition to the bank auctions described above, there is an unofficial market for obtaining U.S. dollars with Venezuelan bolivars. The exact exchange rate is widely debated but is generally accepted to be substantially higher than the latest published BCV Rate. We have not transacted at any unofficial market rates and have no plans to transact at unofficial market rates in the foreseeable future.
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
As all of the Programs were unwound as of December 29, 2018, there were no related amounts on our condensed consolidated balance sheets at September 28, 2019 or December 29, 2018.
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

We enter into various structured payable and product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the agreements. For certain arrangements, we classify amounts outstanding within other current liabilities on our consolidated balance sheets. We had approximately $146 million on our consolidated balance sheets at September 28, 2019 and approximately $267 million at December 29, 2018 related to these arrangements.
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
Class Actions and Stockholder Derivative Actions:
We and certain of our current and former officers and directors are currently defendants in three securities class action lawsuits filed in February, March, and April 2019. The first filed action, Hedick v. The Kraft Heinz Company, was filed on February 24, 2019 against the Company and three of its officers (the “Hedick Action”). The second filed action, Iron Workers District Council (Philadelphia and Vicinity) Retirement and Pension Plan v. The Kraft Heinz Company, was filed on March 15, 2019 against, among others, the Company and six of its current and former officers (the “Iron Workers Action”). The third filed action, Timber Hill LLC v. The Kraft Heinz Company, was filed on April 25, 2019 against, among others, the Company and seven of its current and former officers and directors (the “Timber Hill Action”). All of these securities class action lawsuits were filed in the United States District Court for the Northern District of Illinois. Another securities class action lawsuit, Walling v. Kraft Heinz Company, was filed on February 26, 2019 in the United States District Court for the Western District of Pennsylvania against, among others, the Company and six of its current and former officers (the “Walling Action”). Plaintiff in the Walling Action filed a notice of voluntary dismissal of his complaint, without prejudice, on April 26, 2019.
Plaintiffs in these lawsuits purport to represent a class of all individuals and entities who purchased, sold, or otherwise acquired or disposed of publicly traded securities of the Company (including in the Timber Hill Action, the purchase of call options on Company common stock, the sale of put options on Company common stock, and the purchase of futures on the Company’s common stock) from May 4, 2017 through February 21, 2019, in the case of the Hedick Action and the Walling Action, and from July 6, 2015 through February 21, 2019, in the case of the Iron Workers Action and the Timber Hill Action. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, and SEC filings regarding the Company’s business, financial results, and internal controls. The plaintiffs seek damages in an unspecified amount, attorneys’ fees and other relief. On October 8, 2019, the court entered an order consolidating these lawsuits into one proceeding and appointing lead plaintiffs and lead plaintiffs’ counsel.
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
The two plaintiffs who voluntarily dismissed their derivative lawsuits against certain of the Company’s current and former directors have filed new derivative actions in the Delaware Court of Chancery against 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”), with the Company named as a nominal defendant. The first action, DeFabiis v 3G Capital, Inc., was filed on June 14, 2019, and the second action, Kailas v. 3G Capital, Inc., was filed on October 9, 2019. The complaints allege that the defendant 3G Entities were controlling shareholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaints seek relief against the 3G Entities in the form of disgorgement of all profits obtained from alleged insider trading plus an award of attorneys’ fees and costs.
A third derivative lawsuit, Mary Nell Legg Family Trust v. 3G Capital Inc., was filed on October 29, 2019 in the Delaware Court of Chancery against certain of the Company’s current and former officers and directors, in addition to the 3G Entities, with the Company named as a nominal defendant. The complaint alleges that the defendant 3G Entities were controlling shareholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint alleges the remaining defendants breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets. The complaint seeks relief against the defendants in the form of damages, disgorgement of all profits the 3G Entities obtained from alleged insider trading, and an award of attorneys’ fees and costs.
We intend to vigorously defend against these lawsuits; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of these proceedings.
Securities and Exchange Commission Investigation:
As previously disclosed on February 21, 2019, we received a subpoena in October 2018 from the SEC related to our procurement area, specifically the accounting policies, procedures, and internal controls related to our procurement function, including, but not limited to, agreements, side agreements, and changes or modifications to agreements with our suppliers. Following the receipt of this subpoena, we, together with external counsel and forensic accountants, and subsequently, under the oversight of the Audit Committee, conducted an internal investigation into our procurement area and related matters. The SEC has also issued additional subpoenas seeking information related to our financial reporting, internal controls, and disclosures, our assessment of goodwill and intangible asset impairments, our communications with certain shareholders, and other procurement-related information and materials in connection with its investigation. It is our understanding that the United States Attorney’s Office for the Northern District of Illinois also is reviewing this matter, working with the SEC and receiving materials from it. We cannot predict the eventual scope, duration or outcome of any potential SEC legal action or other action or whether it could have a material impact on our financial condition, results of operations, or cash flows. We have been responsive to the ongoing subpoenas and other document requests and will continue to cooperate fully with any governmental or regulatory inquiries or investigations.
Other Commitments and Contingencies
Redeemable Noncontrolling Interest:
We have a joint venture with a minority partner to manufacture, package, market, and distribute food products. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise, would require us to purchase portions of its equity interest at a future date. These put options will become exercisable beginning in 2025 (on the eighth anniversary of the product launch date) at a price to be determined at that time based upon an independent third party valuation. The minority partner’s put options are reflected on our consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. At September 28, 2019, we estimate the redemption value to be approximately $38 million.

Debt
Borrowing Arrangements:
We obtain funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at September 28, 2019 or at December 29, 2018. The maximum amount of commercial paper outstanding during the nine months ended September 28, 2019 was $200 million.
See Note 19, Debt, to our consolidated financial statements for the year ended December 29, 2018 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.
Tender Offers:
On September 3, 2019, Kraft Heinz Foods Company (“KHFC”), our 100% owned subsidiary, commenced an offer to purchase for cash any and all of its outstanding 5.375% senior notes due February 2020 (the “First Tender Offer”). The First Tender Offer expired on September 9, 2019 with a settlement date of September 10, 2019. Additionally, on September 11, 2019, KHFC commenced an offer to purchase for cash up to the maximum combined aggregate purchase price of $2.5 billion, excluding accrued and unpaid interest, of its outstanding 3.500% senior notes due June 2022, 3.500% senior notes due July 2022, 4.000% senior notes due June 2023, and 4.875% second lien senior secured notes due February 2025 (the “Second Tender Offer”) (collectively with the First Tender Offer, the “Tender Offers”). The Second Tender Offer settled on September 26, 2019.
The aggregate principal amounts of senior notes and second lien senior secured notes before and after the Tender Offers and the amounts validly tendered pursuant to the Tender Offers were (in millions):

	Aggregate Principal Amount Outstanding Before Tender Offers	Amount Validly Tendered	Aggregate Principal Amount Outstanding After Tender Offers
5.375% senior notes due February 2020	$900	$495	$405
3.500% senior notes due June 2022	2,000	881	1,119
3.500% senior notes due July 2022	1,000	554	446
4.000% senior notes due June 2023	1,600	762	838
4.875% second lien senior secured notes due February 2025	1,200	224	976

In connection with the Tender Offers, we recognized a loss on extinguishment of debt of $88 million. This loss primarily reflects the payment of early tender premiums and fees associated with the Tender Offers as well as the write-off of unamortized debt issuance costs, premiums, and discounts. We recognized this loss on extinguishment of debt within interest expense on the condensed consolidated statement of income. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the condensed consolidated statement of cash flows. For the nine months ended September 28, 2019, debt prepayment and extinguishment costs per the condensed consolidated statement of cash flows were $91 million, which reflect the $88 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $10 million, unamortized debt issuance costs of $5 million, and unamortized discounts of $2 million.
Debt Redemptions:
Concurrently with the commencement of the First Tender Offer, we issued a notice of redemption by Kraft Heinz Canada ULC, our 100% owned subsidiary, of all of Kraft Heinz Canada ULC’s outstanding 2.700% Canadian dollar senior notes due July 2020, of which 300 million Canadian dollar aggregate principal amount was outstanding, and a notice of partial redemption by KHFC of $800 million of KHFC’s 2.800% senior notes due July 2020, of which $1.5 billion aggregate principal amount was outstanding. The effective date of these redemptions was October 3, 2019.
Concurrently with the commencement of the Second Tender Offer, we issued a second notice of partial redemption providing for the redemption of $500 million aggregate principal amount of KHFC’s remaining 2.800% senior notes due July 2020. The effective date of this redemption was October 11, 2019.

The aggregate principal amounts of senior notes before and after the debt redemptions in October 2019 were (in millions):

	Aggregate Principal Amount Outstanding Before Redemptions		Amount Redeemed		Aggregate Principal Amount Outstanding After Redemption
2.700% Canadian dollar senior notes due July 2020	C$	300	C$	300	C$	—
2.800% senior notes due July 2020		$1,500		$1,300		$200

Our condensed consolidated financial statements as of September 28, 2019 do not reflect the extinguishment of these notes as they occurred in the fourth quarter of 2019.
Debt Issuances:
In September 2019, KHFC issued $1.0 billion aggregate principal amount of 3.750% senior notes due April 2030, $500 million aggregate principal amount of 4.625% senior notes due October 2039, and $1.5 billion aggregate principal amount of 4.875% senior notes due October 2049 (collectively, the “2019 Notes”). The 2019 Notes are fully and unconditionally guaranteed by Kraft Heinz as to payment of principal, premium, and interest on a senior unsecured basis. We used the proceeds from the 2019 Notes to fund the Second Tender Offer and to pay fees and expenses in connection therewith and to fund the partial redemption of $500 million aggregate principal amount of our 2.800% senior notes due July 2020, described above. A tabular summary of the 2019 Notes is included below.

Aggregate Principal Amount
(in millions)
3.750% senior notes due April 2030	$1,000
4.625% senior notes due October 2039	500
4.875% senior notes due October 2049	1,500
Total senior notes issued	$3,000

In June 2018, KHFC issued $300 million aggregate principal amount of 3.375% senior notes due June 2021, $1.6 billion aggregate principal amount of 4.000% senior notes due June 2023, and $1.1 billion aggregate principal amount of 4.625% senior notes due January 2029 (collectively, the “2018 Notes”). The 2018 Notes are fully and unconditionally guaranteed by Kraft Heinz as to payment of principal, premium, and interest on a senior unsecured basis. We used approximately $500 million of the proceeds from the 2018 Notes in connection with the wind-down of our U.S. securitization program in the second quarter of 2018. We also used proceeds from the 2018 Notes to refinance a portion of our commercial paper borrowings in the second quarter of 2018, to repay certain notes that matured in July and August 2018, and for other general corporate purposes.
Debt Issuance Costs:
Debt issuance costs related to the 2019 Notes were $25 million with $23 million paid as of September 28, 2019.
Debt issuance costs related to the 2018 Notes were $15 million.
Debt Repayments:
In August 2019, we repaid $350 million aggregate principal amount of senior notes that matured in the period.
In July and August 2018, we repaid $2.7 billion aggregate principal amount of senior notes that matured in the period. We funded these long-term debt repayments primarily with proceeds from the 2018 Notes issued in June 2018.
Fair Value of Debt:
At September 28, 2019, the aggregate fair value of our total debt was $31.8 billion as compared with a carrying value of $30.7 billion. At December 29, 2018, the aggregate fair value of our total debt was $30.1 billion as compared with a carrying value of $31.2 billion. Our short-term debt had carrying value that approximated its fair value at September 28, 2019 and December 29, 2018. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

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
The components of our lease costs were (in millions):

	For the Three Months Ended	For the Nine Months Ended
	September 28, 2019
Operating lease costs	$49	$145
Finance lease costs:
Amortization of right-of-use assets	6	19
Interest on lease liabilities	2	5
Short-term lease costs	3	9
Variable lease costs	325	976
Sublease income	(4)	(11)
Total lease costs	$381	$1,143

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
Losses/(gains) on sale and leaseback transactions, net, were insignificant for the three months and nine months ended September 28, 2019.
Supplemental balance sheet information related to our leases was (in millions, except lease term and discount rate):

	September 28, 2019
	Operating Leases	Finance Leases
Right-of-use assets	$557	$183
Lease liabilities (current)	153	28
Lease liabilities (non-current)	467	157

Weighted average remaining lease term	6 years	9 years
Weighted average discount rate	4.1%	3.4%

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
Cash flows arising from lease transactions were (in millions):

	For the Three Months Ended	For the Nine Months Ended
	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(48)	$(146)
Operating cash inflows/(outflows) from finance leases	(2)	(5)
Financing cash inflows/(outflows) from finance leases	(7)	(20)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	4	31
Finance leases	8	8

Future minimum lease payments for leases in effect at September 28, 2019 were (in millions):

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 28, 2019)	$49	$9
2020	165	32
2021	128	70
2022	93	21
2023	66	9
Thereafter	206	85
Total future undiscounted lease payments	707	226
Less imputed interest	(87)	(41)
Total lease liability	$620	$185

Minimum rental commitments under non-cancelable operating leases in effect at December 29, 2018 under the previous lease standard, ASC 840, were (in millions):

2019	$185
2020	137
2021	105
2022	70
2023	49
Thereafter	148
Total	$694

At September 28, 2019, our operating and finance leases that had not yet commenced were insignificant.

Note 19. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$899	$619	$1,753	$2,376
Weighted average shares of common stock outstanding	1,221	1,219	1,220	1,219
Net earnings/(loss)	$0.74	$0.51	$1.44	$1.95
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$899	$619	$1,753	$2,376
Weighted average shares of common stock outstanding	1,221	1,219	1,220	1,219
Effect of dilutive equity awards	2	7	3	8
Weighted average shares of common stock outstanding, including dilutive effect	1,223	1,226	1,223	1,227
Net earnings/(loss)	$0.74	$0.50	$1.43	$1.94

We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 13 million for the three months and 11 million for the nine months ended September 28, 2019 and 6 million for the three months and 5 million for the nine months ended September 29, 2018.
Note 20. Segment Reporting
Management evaluates segment performance based on several factors, including net sales and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and equity award compensation expense (excluding integration and restructuring expenses). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
Net sales:
United States	$4,361	$4,431	$13,074	$13,312
Canada	415	525	1,425	1,573
EMEA	612	634	1,862	2,026
Rest of World	688	793	2,080	2,466
Total net sales	$6,076	$6,383	$18,441	$19,377

Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
Segment Adjusted EBITDA:
United States	$1,155	$1,176	$3,539	$3,969
Canada	107	144	371	451
EMEA	165	165	479	553
Rest of World	100	148	303	505
General corporate expenses	(58)	(39)	(192)	(128)
Depreciation and amortization (excluding integration and restructuring expenses)	(243)	(245)	(730)	(679)
Integration and restructuring expenses	(15)	(32)	(56)	(215)
Deal costs	(6)	(3)	(19)	(19)
Unrealized gains/(losses) on commodity hedges	(9)	(6)	30	(11)
Impairment losses	(5)	(217)	(1,223)	(451)
Equity award compensation expense (excluding integration and restructuring expenses)	(11)	(17)	(26)	(44)
Operating income/(loss)	1,180	1,074	2,476	3,931
Interest expense	398	326	1,035	959
Other expense/(income)	(380)	(71)	(893)	(181)
Income/(loss) before income taxes	$1,162	$819	$2,334	$3,153

In the fourth quarter of 2018, we reorganized the products within our product categories to reflect how we manage our business. We have reflected this change for all historical periods presented. Net sales by product category were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
Condiments and sauces	$1,611	$1,629	$4,850	$5,113
Cheese and dairy	1,104	1,236	3,552	3,727
Ambient foods	623	612	1,782	1,866
Frozen and chilled foods	643	685	1,847	1,900
Meats and seafood	612	645	1,852	1,893
Refreshment beverages	397	387	1,190	1,197
Coffee	296	342	932	1,041
Infant and nutrition	120	172	387	596
Desserts, toppings and baking	246	244	693	714
Nuts and salted snacks	233	229	687	650
Other	191	202	669	680
Total net sales	$6,076	$6,383	$18,441	$19,377

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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended September 28, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,118	$2,070	$(112)	$6,076
Cost of products sold	—	2,742	1,499	(112)	4,129
Gross profit	—	1,376	571	—	1,947
Selling, general and administrative expenses, excluding impairment losses	—	195	567	—	762
Goodwill impairment losses	—	—	—	—	—
Intangible asset impairment losses	—	—	5	—	5
Selling, general and administrative expenses	—	195	572	—	767
Intercompany service fees and other recharges	—	719	(719)	—	—
Operating income/(loss)	—	462	718	—	1,180
Interest expense	—	384	14	—	398
Other expense/(income)	—	12	(392)	—	(380)
Income/(loss) before income taxes	—	66	1,096	—	1,162
Provision for/(benefit from) income taxes	—	31	233	—	264
Equity in earnings/(losses) of subsidiaries	899	864	—	(1,763)	—
Net income/(loss)	899	899	863	(1,763)	898
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$899	$899	$864	$(1,763)	$899

Comprehensive income/(loss) excluding noncontrolling interest	$580	$580	$(258)	$(322)	$580

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended September 29, 2018
(in millions)
(Unaudited)

	As Restated
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,226	$2,295	$(138)	$6,383
Cost of products sold	—	2,819	1,608	(138)	4,289
Gross profit	—	1,407	687	—	2,094
Selling, general and administrative expenses, excluding impairment losses	—	205	598	—	803
Goodwill impairment losses	—	—	—	—	—
Intangible asset impairment losses	—	—	217	—	217
Selling, general and administrative expenses	—	205	815	—	1,020
Intercompany service fees and other recharges	—	975	(975)	—	—
Operating income/(loss)	—	227	847	—	1,074
Interest expense	—	310	16	—	326
Other expense/(income)	—	(60)	(11)	—	(71)
Income/(loss) before income taxes	—	(23)	842	—	819
Provision for/(benefit from) income taxes	—	(41)	242	—	201
Equity in earnings/(losses) of subsidiaries	619	600	—	(1,219)	—
Net income/(loss)	619	618	600	(1,219)	618
Net income/(loss) attributable to noncontrolling interest	—	—	(1)	—	(1)
Net income/(loss) excluding noncontrolling interest	$619	$618	$601	$(1,219)	$619

Comprehensive income/(loss) excluding noncontrolling interest	$446	$446	$441	$(887)	$446

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended September 29, 2018
(in millions)
(Unaudited)

	As Previously Reported
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,226	$2,289	$(137)	$6,378
Cost of products sold	—	2,800	1,608	(137)	4,271
Gross profit	—	1,426	681	—	2,107
Selling, general and administrative expenses, excluding impairment losses	—	205	598	—	803
Goodwill impairment losses	—	—	—	—	—
Intangible asset impairment losses	—	—	234	—	234
Selling, general and administrative expenses	—	205	832	—	1,037
Intercompany service fees and other recharges	—	975	(975)	—	—
Operating income/(loss)	—	246	824	—	1,070
Interest expense	—	311	16	—	327
Other expense/(income)	—	(59)	(12)	—	(71)
Income/(loss) before income taxes	—	(6)	820	—	814
Provision for/(benefit from) income taxes	—	(52)	238	—	186
Equity in earnings/(losses) of subsidiaries	630	584	—	(1,214)	—
Net income/(loss)	630	630	582	(1,214)	628
Net income/(loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income/(loss) excluding noncontrolling interest	$630	$630	$584	$(1,214)	$630
					—
Comprehensive income/(loss) excluding noncontrolling interest	$455	$455	$423	$(878)	$455

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Nine Months Ended September 28, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$12,398	$6,384	$(341)	$18,441
Cost of products sold	—	8,130	4,612	(341)	12,401
Gross profit	—	4,268	1,772	—	6,040
Selling, general and administrative expenses, excluding impairment losses	—	609	1,732	—	2,341
Goodwill impairment losses	—	—	744	—	744
Intangible asset impairment losses	—	—	479	—	479
Selling, general and administrative expenses	—	609	2,955	—	3,564
Intercompany service fees and other recharges	—	2,459	(2,459)	—	—
Operating income/(loss)	—	1,200	1,276	—	2,476
Interest expense	—	982	53	—	1,035
Other expense/(income)	—	(53)	(840)	—	(893)
Income/(loss) before income taxes	—	271	2,063	—	2,334
Provision for/(benefit from) income taxes	—	102	482	—	584
Equity in earnings/(losses) of subsidiaries	1,753	1,584	—	(3,337)	—
Net income/(loss)	1,753	1,753	1,581	(3,337)	1,750
Net income/(loss) attributable to noncontrolling interest	—	—	(3)	—	(3)
Net income/(loss) excluding noncontrolling interest	$1,753	$1,753	$1,584	$(3,337)	$1,753

Comprehensive income/(loss) excluding noncontrolling interest	$1,434	$1,434	$1,210	$(2,644)	$1,434

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Nine Months Ended September 29, 2018
(in millions)
(Unaudited)

	As Restated
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$12,693	$7,091	$(407)	$19,377
Cost of products sold	—	8,157	4,922	(407)	12,672
Gross profit	—	4,536	2,169	—	6,705
Selling, general and administrative expenses, excluding impairment losses	—	589	1,734	—	2,323
Goodwill impairment losses	—	—	133	—	133
Intangible asset impairment losses	—	—	318	—	318
Selling, general and administrative expenses	—	589	2,185	—	2,774
Intercompany service fees and other recharges	—	3,253	(3,253)	—	—
Operating income/(loss)	—	694	3,237	—	3,931
Interest expense	—	908	51	—	959
Other expense/(income)	—	(236)	55	—	(181)
Income/(loss) before income taxes	—	22	3,131	—	3,153
Provision for/(benefit from) income taxes	—	(23)	802	—	779
Equity in earnings/(losses) of subsidiaries	2,376	2,331	—	(4,707)	—
Net income/(loss)	2,376	2,376	2,329	(4,707)	2,374
Net income/(loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income/(loss) excluding noncontrolling interest	$2,376	$2,376	$2,331	$(4,707)	$2,376

Comprehensive income/(loss) excluding noncontrolling interest	$1,706	$1,706	$1,630	$(3,336)	$1,706

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Nine Months Ended September 29, 2018
(in millions)
(Unaudited)

	As Previously Reported
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$12,693	$7,082	$(407)	$19,368
Cost of products sold	—	8,130	4,928	(407)	12,651
Gross profit	—	4,563	2,154	—	6,717
Selling, general and administrative expenses, excluding impairment losses	—	589	1,749	—	2,338
Goodwill impairment losses	—	—	164	—	164
Intangible asset impairment losses	—	—	335	—	335
Selling, general and administrative expenses	—	589	2,248	—	2,837
Intercompany service fees and other recharges	—	3,253	(3,253)	—	—
Operating income/(loss)	—	721	3,159	—	3,880
Interest expense	—	911	51	—	962
Other expense/(income)	—	(234)	38	—	(196)
Income/(loss) before income taxes	—	44	3,070	—	3,114
Provision for/(benefit from) income taxes	—	(36)	774	—	738
Equity in earnings/(losses) of subsidiaries	2,379	2,299	—	(4,678)	—
Net income/(loss)	2,379	2,379	2,296	(4,678)	2,376
Net income/(loss) attributable to noncontrolling interest	—	—	(3)	—	(3)
Net income/(loss) excluding noncontrolling interest	$2,379	$2,379	$2,299	$(4,678)	$2,379
					—
Comprehensive income/(loss) excluding noncontrolling interest	$1,701	$1,701	$1,588	$(3,289)	$1,701

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of September 28, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$834	$1,481	$—	$2,315
Trade receivables, net	—	867	1,092	—	1,959
Receivables due from affiliates	—	1,437	854	(2,291)	—
Dividends due from affiliates	—	—	—	—	—
Income taxes receivable	—	38	81	—	119
Inventories	—	2,179	979	—	3,158
Short-term lending due from affiliates	—	1,357	4,242	(5,599)	—
Prepaid expenses	—	216	199	—	415
Other current assets	—	669	455	—	1,124
Assets held for sale	—	23	12	—	35
Total current assets	—	7,620	9,395	(7,890)	9,125
Property, plant and equipment, net	—	4,392	2,534	—	6,926
Goodwill	—	11,066	24,760	—	35,826
Investments in subsidiaries	50,788	66,986	—	(117,774)	—
Intangible assets, net	—	2,895	45,819	—	48,714
Long-term lending due from affiliates	—	207	2,000	(2,207)	—
Other non-current assets	—	825	1,406	—	2,231
TOTAL ASSETS	$50,788	$93,991	$85,914	$(127,871)	$102,822
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$14	$1	$—	$15
Current portion of long-term debt	—	1,928	617	—	2,545
Short-term lending due to affiliates	—	4,242	1,357	(5,599)	—
Trade payables	—	2,602	1,554	—	4,156
Payables due to affiliates	—	854	1,437	(2,291)	—
Accrued marketing	—	121	337	—	458
Interest payable	—	267	11	—	278
Dividends due to affiliates	—	—	—	—	—
Other current liabilities	—	1,019	639	—	1,658
Liabilities held for sale	—	—	2	—	2
Total current liabilities	—	11,047	5,955	(7,890)	9,112
Long-term debt	—	27,822	290	—	28,112
Long-term borrowings due to affiliates	—	2,000	207	(2,207)	—
Deferred income taxes	—	1,415	10,595	—	12,010
Accrued postemployment costs	—	82	233	—	315
Other non-current liabilities	—	837	630	—	1,467
TOTAL LIABILITIES	—	43,203	17,910	(10,097)	51,016
Redeemable noncontrolling interest	—	—	2	—	2
Total shareholders’ equity	50,788	50,788	67,871	(117,774)	51,673
Noncontrolling interest	—	—	131	—	131
TOTAL EQUITY	50,788	50,788	68,002	(117,774)	51,804
TOTAL LIABILITIES AND EQUITY	$50,788	$93,991	$85,914	$(127,871)	$102,822

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

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 28, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$1,464	$1,715	$275	$(1,464)	$1,990
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(293)	(288)	—	(581)
Payments to acquire business, net of cash acquired	—	(201)	2	—	(199)
Net proceeds from/(payments on) intercompany lending activities	—	1,620	373	(1,993)	—
Additional investments in subsidiaries	(19)	(36)	—	55	—
Return of capital	—	—	—	—	—
Proceeds from sale of business, net of cash disposed	—	—	1,875	—	1,875
Other investing activities, net	—	60	(44)	—	16
Net cash provided by/(used for) investing activities	(19)	1,150	1,918	(1,938)	1,111
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(3,267)	(5)	—	(3,272)
Proceeds from issuance of long-term debt	—	2,968	(1)	—	2,967
Debt prepayment and extinguishment costs	—	(91)	—	—	(91)
Proceeds from issuance of commercial paper	—	377	—	—	377
Repayments of commercial paper	—	(377)	—	—	(377)
Net proceeds from/(payments on) intercompany borrowing activities	—	(373)	(1,620)	1,993	—
Dividends paid	(1,464)	(1,464)	—	1,464	(1,464)
Other intercompany capital stock transactions	—	19	36	(55)	—
Other financing activities, net	19	(23)	(17)	—	(21)
Net cash provided by/(used for) financing activities	(1,445)	(2,231)	(1,607)	3,402	(1,881)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(2)	(38)	—	(40)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	632	548	—	1,180
Balance at beginning of period	—	202	934	—	1,136
Balance at end of period	$—	$834	$1,482	$—	$2,316

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 29, 2018
(in millions)
(Unaudited)

	As Restated
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$2,421	$825	$63	$(2,431)	$878
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,296	—	1,296
Capital expenditures	—	(251)	(343)	—	(594)
Payments to acquire business, net of cash acquired	—	(245)	(3)	—	(248)
Net proceeds from/(payments on) intercompany lending activities	—	1,074	185	(1,259)	—
Additional investments in subsidiaries	—	(41)	—	41	—
Return of capital	7	—	—	(7)	—
Proceeds from sale of business, net of cash disposed	—	—	18	—	18
Other investing activities, net	—	14	(1)	—	13
Net cash provided by/(used for) investing activities	7	551	1,152	(1,225)	485
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(2,546)	(160)	—	(2,706)
Proceeds from issuance of long-term debt	—	2,990	—	—	2,990
Proceeds from issuance of commercial paper	—	2,485	—	—	2,485
Repayments of commercial paper	—	(1,950)	—	—	(1,950)
Net proceeds from/(payments on) intercompany borrowing activities	—	(185)	(1,074)	1,259	—
Dividends paid	(2,421)	(2,421)	(10)	2,431	(2,421)
Other intercompany capital stock transactions	—	(7)	41	(34)	—
Other financing activities, net	(7)	(17)	(11)	—	(35)
Net cash provided by/(used for) financing activities	(2,428)	(1,651)	(1,214)	3,656	(1,637)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(128)	—	(128)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(275)	(127)	—	(402)
Balance at beginning of period	—	644	1,125	—	1,769
Balance at end of period	$—	$369	$998	$—	$1,367

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 29, 2018
(in millions)
(Unaudited)

	As Previously Reported
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$2,421	$844	$65	$(2,431)	$899
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,296	—	1,296
Capital expenditures	—	(251)	(343)	—	(594)
Payments to acquire business, net of cash acquired	—	(244)	(4)	—	(248)
Net proceeds from/(payments on) intercompany lending activities	—	1,074	185	(1,259)	—
Additional investments in subsidiaries	—	(41)	—	41	—
Return of capital	7	—	—	(7)	—
Proceeds from sale of business, net of cash disposed	—	—	18	—	18
Other investing activities, net	—	13	—	—	13
Net cash provided by/(used for) investing activities	7	551	1,152	(1,225)	485
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(2,565)	(162)	—	(2,727)
Proceeds from issuance of long-term debt	—	2,990	—	—	2,990
Proceeds from issuance of commercial paper	—	2,485	—	—	2,485
Repayments of commercial paper	—	(1,950)	—	—	(1,950)
Net proceeds from/(payments on) intercompany borrowing activities	—	(185)	(1,074)	1,259	—
Dividends paid	(2,421)	(2,421)	(10)	2,431	(2,421)
Other intercompany capital stock transactions	—	(7)	41	(34)	—
Other financing activities, net	(7)	(16)	(12)	—	(35)
Net cash provided by/(used for) financing activities	(2,428)	(1,669)	(1,217)	3,656	(1,658)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(128)	—	(128)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(274)	(128)	—	(402)
Balance at beginning of period	—	644	1,125	—	1,769
Balance at end of period	$—	$370	$997	$—	$1,367

The following tables provide a reconciliation of cash and cash equivalents, as reported on our condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidating statements of cash flows (in millions):

	September 28, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$834	$1,481	$—	$2,315
Restricted cash included in other current assets	—	—	1	—	1
Restricted cash included in other non-current assets	—	—	—	—	—
Cash, cash equivalents, and restricted cash	$—	$834	$1,482	$—	$2,316

	December 29, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$202	$928	$—	$1,130
Restricted cash included in other current assets	—	—	1	—	1
Restricted cash included in other non-current assets	—	—	5	—	5
Cash, cash equivalents, and restricted cash	$—	$202	$934	$—	$1,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Restatement of Previously Issued Condensed Consolidated Financial Statements:
We have restated certain previously reported financial information for the three and nine months ended September 29, 2018 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Consolidated Results of Operations, Results of Operations by Segment, and Non-GAAP Financial Measures sections.
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
During the third quarter of 2019, certain organizational changes were announced that will likely impact our internal reporting in 2020 and, as a result, will require us to evaluate the potential impact on our reportable segments. We continue to assess the potential impact of these announced organizational changes and will consider the impact of any further changes that may be announced. We expect that any change to our reportable segments would be effective in the first quarter of 2020.
See Note 20, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $744 million and intangible asset impairment losses of $479 million for the nine months ended September 28, 2019 compared to goodwill impairment losses of $133 million and intangible asset impairment losses of $318 million for the nine months ended September 29, 2018. See Note 9, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on these impairment losses.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
		(As Restated)			(As Restated)
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,076	$6,383	(4.8)%	$18,441	$19,377	(4.8)%
Operating income/(loss)	1,180	1,074	9.8%	2,476	3,931	(37.0)%
Net income/(loss) attributable to common shareholders	899	619	45.4%	1,753	2,376	(26.2)%
Diluted EPS	0.74	0.50	48.0%	1.43	1.94	(26.3)%

Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
		(As Restated)			(As Restated)
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,076	$6,383	(4.8)%	$18,441	$19,377	(4.8)%
Organic Net Sales(a)	6,116	6,185	(1.1)%	18,409	18,693	(1.5)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2019 Compared to the Three Months Ended September 29, 2018:
Net sales decreased 4.8% to $6.1 billion for the three months ended September 28, 2019 compared to $6.4 billion for the three months ended September 29, 2018 primarily due to the unfavorable impacts of acquisitions and divestitures (2.0 pp) and foreign currency (1.7 pp). Organic Net Sales decreased 1.1% to $6.1 billion for the three months ended September 28, 2019 compared to $6.2 billion for the three months ended September 29, 2018 due to unfavorable volume/mix (2.1 pp), partially offset by higher pricing (1.0 pp). Volume/mix was unfavorable in the United States and Rest of World, partially offset by growth in Canada and EMEA. Higher pricing in the United States, Rest of World, and EMEA was partially offset by lower pricing in Canada.
Nine Months Ended September 28, 2019 compared to the Nine Months Ended September 29, 2018:
Net sales decreased 4.8% to $18.4 billion for the nine months ended September 28, 2019 compared to $19.4 billion for the nine months ended September 29, 2018 primarily due to the unfavorable impacts of foreign currency (2.3 pp) and acquisitions and divestitures (1.0 pp). Organic Net Sales decreased 1.5% to $18.4 billion for the nine months ended September 28, 2019 compared to $18.7 billion for the nine months ended September 29, 2018 due to unfavorable volume/mix (1.0 pp) and lower pricing (0.5 pp). Volume/mix was unfavorable in the United States, EMEA, and Rest of World, partially offset by growth in Canada. Lower pricing in the United States and Canada was partially offset by higher pricing in Rest of World, while pricing in EMEA was flat.
Net Income/(Loss):

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
		(As Restated)			(As Restated)
	(in millions)			(in millions)
Operating income/(loss)	$1,180	$1,074	9.8%	$2,476	$3,931	(37.0)%
Net income/(loss) attributable to common shareholders	899	619	45.4%	1,753	2,376	(26.2)%
Adjusted EBITDA(a)	1,469	1,594	(7.8)%	4,500	5,350	(15.9)%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2019 Compared to the Three Months Ended September 29, 2018:
Operating income/(loss) increased 9.8% to $1.2 billion for the three months ended September 28, 2019 compared to $1.1 billion for the three months ended September 29, 2018. This increase was driven by higher impairment losses in the prior year. Impairment losses were $5 million for the three months ended September 28, 2019 compared to $217 million for the three months ended September 29, 2018. Excluding the impact of these impairment losses, operating income/(loss) decreased $106 million primarily due to the unfavorable impact of foreign currency (5.5 pp), higher supply chain costs, higher general corporate expenses, and lower Organic Net Sales, partially offset by lower restructuring expenses in the current period. See Note 9, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on our impairment losses.

Net income/(loss) attributable to common shareholders increased 45.4% to $899 million for the three months ended September 28, 2019 compared to $619 million for the three months ended September 29, 2018. The increase was primarily driven by favorable changes in other expense/(income), the operating income/(loss) factors described above, and a lower effective tax rate, partially offset by higher interest expense, detailed as follows.

•
Other expense/(income) was $380 million of income for the three months ended September 28, 2019 compared to $71 million of income for the three months ended September 29, 2018. This increase was primarily driven by a $241 million gain on the Canada Natural Cheese Transaction in the current period and a $60 million decrease to nonmonetary currency devaluation losses related to our Venezuelan operations.

•
The effective tax rate was 22.6% for the three months ended September 28, 2019 compared to 24.6% for the three months ended September 29, 2018. The decrease in our effective tax rate was primarily driven by a decrease in unfavorable net discrete items. Current year unfavorable impacts from net discrete items were primarily related to tax impacts for divestitures, specifically related to the Canada Natural Cheese Transaction, the impact of which was partially offset by the reversal of certain deferred withholding tax liabilities resulting from the ratification of the U.S. tax treaty with Spain. In the prior year, we had unfavorable impacts from net discrete items primarily related to the revaluation of our deferred tax balances due to changes in state tax laws, non-deductible currency devaluation losses, and non-deductible goodwill impairments, which were partially offset by the favorable impact of reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and changes in estimates of certain 2017 U.S. income and deductions.

•
Interest expense was $398 million for the three months ended September 28, 2019 compared to $326 million for the three months ended September 29, 2018. This increase was primarily driven by the $88 million loss on extinguishment of debt recognized in connection with the Tender Offers, partially offset by lower debt balances in 2019.

Adjusted EBITDA decreased 7.8% to $1.5 billion for the three months ended September 28, 2019 compared to $1.6 billion for the three months ended September 29, 2018. This decrease was primarily due to the unfavorable impact of foreign currency (3.2 pp), higher supply chain costs, higher general corporate expenses, and lower Organic Net Sales.
Nine Months Ended September 28, 2019 compared to the Nine Months Ended September 29, 2018:
Operating income/(loss) decreased 37.0% to $2.5 billion for the nine months ended September 28, 2019 compared to $3.9 billion for the nine months ended September 29, 2018. This decrease was primarily due to higher impairment losses in 2019. Impairment losses were $1.2 billion in 2019 compared to $451 million in 2018. The remaining $683 million decrease in operating income/(loss) was primarily due to lower Organic Net Sales, the unfavorable impact of foreign currency (2.0 pp), and higher supply chain costs, partially offset by lower restructuring expenses in the current period. See Note 9, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on our impairment losses.
Net income/(loss) attributable to common shareholders decreased 26.2% to $1.8 billion for the nine months ended September 28, 2019 compared to $2.4 billion for the nine months ended September 29, 2018. The decrease was primarily due to the operating income/(loss) factors described above (primarily higher impairment losses in the current period), higher interest expense, and a higher effective tax rate, partially offset by favorable changes in other expense/(income), detailed as follows.

•
Interest expense was $1.0 billion for the nine months ended September 28, 2019 compared to $959 million for the nine months ended September 29, 2018. This increase was primarily driven by the $88 million loss on extinguishment of debt recognized in connection with the Tender Offers, partially offset by lower debt balances in 2019.

•
The effective tax rate was 25.0% for the nine months ended September 28, 2019 compared to 24.7% for the nine months ended September 29, 2018. The increase in our effective tax rate was primarily driven by the less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions, partially offset by a decrease in unfavorable net discrete items. Current year unfavorable impacts from net discrete items primarily related to non-deductible goodwill impairment and the tax impacts from the Heinz India and Canada Natural Cheese Transactions, the impacts of which were partially offset by the reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and changes in estimates of certain 2018 U.S. income and deductions. In the prior year, we had an unfavorable impact from net discrete items, primarily related to the revaluation of our deferred tax balances due to changes in state tax laws, non-deductible currency devaluation losses, and non-deductible goodwill impairments, which were partially offset by the reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and changes in estimates of certain 2017 U.S. income and deductions.

•
Other expense/(income) was $893 million of income for the nine months ended September 28, 2019 compared to $181 million of income for the nine months ended September 29, 2018. This increase was primarily due to a $249 million gain on the Heinz India Transaction and a $241 million gain on the Canada Natural Cheese Transaction in the current period compared to a $15 million loss on our South Africa divestiture in the prior year, a $121 million decrease to nonmonetary currency devaluation losses related to our Venezuelan operations, and a $58 million non-cash settlement charge in the prior year related to the wind-up of a non-U.S. pension plan.

Adjusted EBITDA decreased 15.9% to $4.5 billion for the nine months ended September 28, 2019 compared to $5.4 billion for the nine months ended September 29, 2018. This decrease was primarily due to lower Organic Net Sales, higher supply chain costs, the unfavorable impact of foreign currency (3.3 pp), higher general corporate expenses, and investments in strategic initiatives.
Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
		(As Restated)			(As Restated)
	(in millions, except per share data)			(in millions, except per share data)
Diluted EPS	$0.74	$0.50	48.0%	$1.43	$1.94	(26.3)%
Adjusted EPS(a)	0.69	0.76	(9.2)%	2.13	2.66	(19.9)%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2019 Compared to the Three Months Ended September 29, 2018:
Diluted EPS increased 48.0% to $0.74 for the three months ended September 28, 2019 compared to $0.50 for the three months ended September 29, 2018 primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
		(As Restated)
Diluted EPS	$0.74	$0.50	$0.24	48.0%
Integration and restructuring expenses	0.01	0.03	(0.02)
Deal costs	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	0.01	—	0.01
Impairment losses	—	0.13	(0.13)
Losses/(gains) on sale of business	(0.13)	—	(0.13)
Nonmonetary currency devaluation	—	0.05	(0.05)
Debt prepayment and extinguishment costs	0.05	—	0.05
U.S. Tax Reform discrete income tax expense/(benefit)	—	0.05	(0.05)
Adjusted EPS(a)	$0.69	$0.76	$(0.07)	(9.2)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.06)
Results of divested operations			(0.02)
Interest expense			0.01
Other expense/(income)			0.01
Effective tax rate			(0.01)
			$(0.07)

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 9.2% to $0.69 for the three months ended September 28, 2019 compared to $0.76 for the three months ended September 29, 2018 primarily due to lower Adjusted EBITDA and higher taxes on adjusted earnings in the current period, partially offset by lower interest expense, lower equity award compensation expense, and favorable changes in other expense/(income).

Nine Months Ended September 28, 2019 compared to the Nine Months Ended September 29, 2018:
Diluted EPS decreased 26.3% to $1.43 for the nine months ended September 28, 2019 compared to $1.94 for the nine months ended September 29, 2018 primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
		(As Restated)
Diluted EPS	$1.43	$1.94	$(0.51)	(26.3)%
Integration and restructuring expenses	0.04	0.19	(0.15)
Deal costs	0.01	0.01	—
Unrealized losses/(gains) on commodity hedges	(0.02)	0.01	(0.03)
Impairment losses	0.90	0.30	0.60
Losses/(gains) on sale of business	(0.29)	0.01	(0.30)
Nonmonetary currency devaluation	0.01	0.11	(0.10)
Debt prepayment and extinguishment costs	0.05	—	0.05
U.S. Tax Reform discrete income tax expense/(benefit)	—	0.09	(0.09)
Adjusted EPS(a)	$2.13	$2.66	$(0.53)	(19.9)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.55)
Results of divested operations			(0.03)
Interest expense			0.01
Other expense/(income)			0.01
Effective tax rate			0.03
			$(0.53)

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 19.9% to $2.13 for the nine months ended September 28, 2019 compared to $2.66 for the nine months ended September 29, 2018 primarily due to lower Adjusted EBITDA and higher depreciation and amortization expenses, partially offset by lower taxes on adjusted earnings in the current period, lower equity award compensation expense, favorable changes in other expense/(income), and lower interest expense.
Results of Operations by Segment
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and equity award compensation expense (excluding integration and restructuring expenses). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income/(loss), rather than accumulated other comprehensive income/(losses) on the balance sheet, until such time as the economy is no longer considered highly inflationary. The exchange gains and losses from remeasurement are recorded in current net income and are classified within other expense/(income), as nonmonetary currency devaluation. See Note 15, Venezuela - Foreign Currency and Inflation, in Item 1, Financial Statements, and Note 3, Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 29, 2018, for additional information.

Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
	(in millions)
Net sales:
United States	$4,361	$4,431	$13,074	$13,312
Canada	415	525	1,425	1,573
EMEA	612	634	1,862	2,026
Rest of World	688	793	2,080	2,466
Total net sales	$6,076	$6,383	$18,441	$19,377
Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
	(in millions)
Organic Net Sales(a):
United States	$4,361	$4,431	$13,074	$13,312
Canada	418	421	1,244	1,265
EMEA	636	634	1,971	2,005
Rest of World	701	699	2,120	2,111
Total Organic Net Sales	$6,116	$6,185	$18,409	$18,693

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three and nine months ended September 28, 2019 compared to the three and nine months ended September 29, 2018 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
United States	(1.6)%	0.0 pp	0.0 pp	(1.6)%	1.5 pp	(3.1) pp
Canada	(21.1)%	(0.8) pp	(19.8) pp	(0.5)%	(2.6) pp	2.1 pp
EMEA	(3.5)%	(3.9) pp	0.0 pp	0.4%	0.2 pp	0.2 pp
Rest of World	(13.3)%	(10.2) pp	(3.3) pp	0.2%	0.9 pp	(0.7) pp
Kraft Heinz	(4.8)%	(1.7) pp	(2.0) pp	(1.1)%	1.0 pp	(2.1) pp

For the Nine Months Ended
United States	(1.8)%	0.0 pp	0.0 pp	(1.8)%	(0.7) pp	(1.1) pp
Canada	(9.5)%	(3.0) pp	(4.8) pp	(1.7)%	(2.8) pp	1.1 pp
EMEA	(8.1)%	(5.4) pp	(1.0) pp	(1.7)%	0.0 pp	(1.7) pp
Rest of World	(15.7)%	(11.9) pp	(4.2) pp	0.4%	1.3 pp	(0.9) pp
Kraft Heinz	(4.8)%	(2.3) pp	(1.0) pp	(1.5)%	(0.5) pp	(1.0) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
	(in millions)
Segment Adjusted EBITDA:
United States	$1,155	$1,176	$3,539	$3,969
Canada	107	144	371	451
EMEA	165	165	479	553
Rest of World	100	148	303	505
General corporate expenses	(58)	(39)	(192)	(128)
Depreciation and amortization (excluding integration and restructuring expenses)	(243)	(245)	(730)	(679)
Integration and restructuring expenses	(15)	(32)	(56)	(215)
Deal costs	(6)	(3)	(19)	(19)
Unrealized gains/(losses) on commodity hedges	(9)	(6)	30	(11)
Impairment losses	(5)	(217)	(1,223)	(451)
Equity award compensation expense (excluding integration and restructuring expenses)	(11)	(17)	(26)	(44)
Operating income/(loss)	1,180	1,074	2,476	3,931
Interest expense	398	326	1,035	959
Other expense/(income)	(380)	(71)	(893)	(181)
Income/(loss) before income taxes	$1,162	$819	$2,334	$3,153
United States:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
		(As Restated)			(As Restated)
	(in millions)			(in millions)
Net sales	$4,361	$4,431	(1.6)%	$13,074	$13,312	(1.8)%
Organic Net Sales(a)	4,361	4,431	(1.6)%	13,074	13,312	(1.8)%
Segment Adjusted EBITDA	1,155	1,176	(1.8)%	3,539	3,969	(10.8)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2019 Compared to the Three Months Ended September 29, 2018:
Net sales and Organic Net Sales both decreased 1.6% to $4.4 billion for the three months ended September 28, 2019 compared to $4.4 billion for the three months ended September 29, 2018. This decrease was primarily due to the unfavorable volume/mix (3.1 pp), partially offset by higher pricing (1.5 pp). Unfavorable volume/mix was due to lower retail takeaway in meat, refrigerated meal combinations, and cheese, as well as unfavorable changes in retail inventory levels versus the prior year. This was partially offset by consumption led growth in condiments and sauces and nuts. Pricing was higher across most categories, primarily meat, condiments and sauces, and cheese, partially offset by lower key commodity driven pricing (which we define as dairy, meat, coffee, and nuts), primarily coffee and nuts.
Segment Adjusted EBITDA decreased 1.8% to $1.2 billion for the three months ended September 28, 2019 compared to $1.2 billion for the three months ended September 29, 2018. This decrease was primarily due to the unfavorable volume/mix, partially offset by higher pricing and favorable timing of marketing expenses versus prior year.

Nine Months Ended September 28, 2019 compared to the Nine Months Ended September 29, 2018:
Net sales and Organic Net Sales both decreased 1.8% to $13.1 billion for the nine months ended September 28, 2019 compared to $13.3 billion for the nine months ended September 29, 2018 due to the unfavorable volume/mix (1.1 pp) and lower pricing (0.7 pp). Unfavorable volume/mix was primarily due to unfavorable changes in retail inventory levels versus the prior year and lower foodservice shipments, partially offset by growth in nuts and frozen. Pricing was lower across most categories due to higher promotional costs versus the prior year, increased in-store activity, and pricing related to favorable key commodity costs, primarily coffee and nuts. This was partially offset by higher pricing in meat.
Segment Adjusted EBITDA decreased 10.8% to $3.5 billion for the nine months ended September 28, 2019 compared to $4.0 billion for the nine months ended September 29, 2018. This decrease was primarily due to lower Organic Net Sales, cost inflation in procurement, logistics, and manufacturing, and strategic investments.
Canada:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
		(As Restated)			(As Restated)
	(in millions)			(in millions)
Net sales	$415	$525	(21.1)%	$1,425	$1,573	(9.5)%
Organic Net Sales(a)	418	421	(0.5)%	1,244	1,265	(1.7)%
Segment Adjusted EBITDA	107	144	(25.7)%	371	451	(17.8)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2019 Compared to the Three Months Ended September 29, 2018:
Net sales decreased 21.1% to $415 million for the three months ended September 28, 2019 compared to $525 million for the three months ended September 29, 2018 primarily due to the unfavorable impacts of acquisitions and divestitures (19.8 pp) and foreign currency (0.8 pp). Organic Net Sales decreased 0.5% to $418 million for the three months ended September 28, 2019 compared to $421 million for the three months ended September 29, 2018 due to lower pricing (2.6 pp), partially offset by favorable volume/mix (2.1 pp). Pricing was lower primarily due to increased promotional activity and higher trade expense in cheese versus the prior year, partially offset by higher pricing in boxed dinners. Favorable volume/mix was driven by growth from increased promotional support in condiments and sauces and cheese, as well as a partial recovery of inventory levels at retail. This was partially offset by declines in boxed dinners due to reduced promotional activity and lower coffee shipments.
Segment Adjusted EBITDA decreased 25.7% to $107 million for the three months ended September 28, 2019 compared to $144 million for the three months ended September 29, 2018 partially due to the unfavorable impact of foreign currency (0.8 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to the Canada Natural Cheese Transaction, lower pricing, and higher input costs, partially offset by favorable volume/mix.
Nine Months Ended September 28, 2019 compared to the Nine Months Ended September 29, 2018:
Net sales decreased 9.5% to $1.4 billion for the nine months ended September 28, 2019 compared to $1.6 billion for the nine months ended September 29, 2018 primarily due to the unfavorable impacts of acquisition and divestitures (4.8 pp) and foreign currency (3.0 pp). Organic Net Sales decreased 1.7% to $1.2 billion for the nine months ended September 28, 2019 compared to $1.3 billion for the nine months ended September 29, 2018 due to lower pricing (2.8 pp), partially offset by favorable volume/mix (1.1 pp). Pricing was lower across most categories primarily due to higher promotional costs versus the prior year and increased in-store activity. Favorable volume/mix was primarily driven by growth in cheese and condiments and sauces.
Segment Adjusted EBITDA decreased 17.8% to $371 million for the nine months ended September 28, 2019 compared to $451 million for the nine months ended September 29, 2018 partially due to the unfavorable impact of foreign currency (2.7 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to lower pricing, higher input costs, and the Canada Natural Cheese Transaction, partially offset by favorable volume/mix.

EMEA:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
		(As Restated)			(As Restated)
	(in millions)			(in millions)
Net sales	$612	$634	(3.5)%	$1,862	$2,026	(8.1)%
Organic Net Sales(a)	636	634	0.4%	1,971	2,005	(1.7)%
Segment Adjusted EBITDA	165	165	0.3%	479	553	(13.3)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2019 Compared to the Three Months Ended September 29, 2018:
Net sales decreased 3.5% to $612 million for the three months ended September 28, 2019 compared to $634 million for the three months ended September 29, 2018 driven by the unfavorable impact of foreign currency (3.9 pp). Organic Net Sales increased 0.4% to $636 million for the three months ended September 28, 2019 compared to $634 million for the three months ended September 29, 2018 due to higher pricing (0.2 pp) and favorable volume/mix (0.2 pp). Higher pricing in the United Kingdom was partially offset by lower pricing in other regions. Favorable volume/mix was primarily driven by favorable shipment timing versus prior year in Russia and foodservice growth across most of the regions, partially offset by ongoing weakness in infant nutrition.
Segment Adjusted EBITDA increased 0.3% to $165 million for the three months ended September 28, 2019 compared to $165 million for the three months ended September 29, 2018, including the unfavorable impact of foreign currency (4.4 pp). Excluding the currency impact, the increase was primarily driven by lower supply chain costs.
Nine Months Ended September 28, 2019 compared to the Nine Months Ended September 29, 2018:
Net sales decreased 8.1% to $1.9 billion for the nine months ended September 28, 2019 compared to $2.0 billion for the nine months ended September 29, 2018 driven by the unfavorable impacts of foreign currency (5.4 pp) and acquisitions and divestitures (1.0 pp). Organic Net Sales decreased 1.7% to $2.0 billion for the nine months ended September 28, 2019 compared to $2.0 billion for the nine months ended September 29, 2018 due to unfavorable volume/mix (1.7 pp) while pricing remained flat. Unfavorable volume/mix was primarily due to the adverse impact of extended negotiations with key retailers and lower shipments of soup, partially offset by foodservice growth. Pricing was flat primarily due to lower pricing in Italy infant nutrition and Russia, partially offset by price increases in the United Kingdom.
Segment Adjusted EBITDA decreased 13.3% to $479 million for the nine months ended September 28, 2019 compared to $553 million for the nine months ended September 29, 2018, including the unfavorable impact of foreign currency (5.0 pp). Excluding the currency impact, the decrease was primarily due to higher supply chain costs, lower Organic Net Sales, the benefit from the postemployment benefits accounting change in the prior year, and investments in marketing and people.
Rest of World:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
		(As Restated)			(As Restated)
	(in millions)			(in millions)
Net sales	$688	$793	(13.3)%	$2,080	$2,466	(15.7)%
Organic Net Sales(a)	701	699	0.2%	2,120	2,111	0.4%
Segment Adjusted EBITDA	100	148	(32.7)%	303	505	(40.0)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 28, 2019 Compared to the Three Months Ended September 29, 2018:
Net sales decreased 13.3% to $688 million for the three months ended September 28, 2019 compared to $793 million for the three months ended September 29, 2018 due to the unfavorable impact of foreign currency (10.2 pp, including 8.5 pp from the devaluation of the Venezuelan bolivar) and the unfavorable impact of acquisitions and divestitures (3.3 pp). Organic Net Sales increased 0.2% to $701 million for the three months ended September 28, 2019 compared to $699 million for the three months ended September 29, 2018 primarily driven by higher pricing (0.9 pp), partially offset by unfavorable volume/mix (0.7 pp). Pricing was higher primarily driven by pricing actions in Latin America, partially offset by lower pricing in Asia Pacific. Unfavorable volume/mix was due to ongoing weakness in China infant nutrition, partially offset by growth in condiments and sauces, foodservice, and Indonesia beverages.
Segment Adjusted EBITDA decreased 32.7% to $100 million for the three months ended September 28, 2019 compared to $148 million for the three months ended September 29, 2018 including the unfavorable impact of foreign currency (31.1 pp, including 30.4 pp from the devaluation of the Venezuelan bolivar). Excluding the currency impact, the decrease in Segment Adjusted EBITDA was primarily due to higher supply chain costs and lower Organic Net Sales in Asia Pacific.
Nine Months Ended September 28, 2019 compared to the Nine Months Ended September 29, 2018:
Net sales decreased 15.7% to $2.1 billion for the nine months ended September 28, 2019 compared to $2.5 billion for the nine months ended September 29, 2018 due to the unfavorable impact of foreign currency (11.9 pp, including 7.9 pp from the devaluation of the Venezuelan bolivar) and the unfavorable impact of acquisitions and divestitures (4.2 pp). Organic Net Sales increased 0.4% to $2.1 billion for the nine months ended September 28, 2019 compared to $2.1 billion for the nine months ended September 29, 2018 driven by higher pricing (1.3 pp), partially offset by the unfavorable volume/mix (0.9 pp). Higher pricing was primarily driven by price increases in Brazil. Unfavorable volume/mix was due to ongoing weakness in China infant nutrition, partially offset by growth in condiments and sauces.
Segment Adjusted EBITDA decreased 40.0% to $303 million for the nine months ended September 28, 2019 compared to $505 million for the nine months ended September 29, 2018, despite the unfavorable impact of foreign currency (27.5 pp, including 24.7 pp from the devaluation of the Venezuelan bolivar). Excluding the currency impact, the decrease in Segment Adjusted EBITDA was primarily due to higher supply chain costs, the sale of Heinz India, and lower Organic Net Sales in Asia Pacific.
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
Cash Flow Activity For the Nine Months Ended September 28, 2019 Compared to the Nine Months Ended September 29, 2018:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.0 billion for the nine months ended September 28, 2019 compared to $878 million for the nine months ended September 29, 2018. This increase was primarily driven by higher collections on trade receivables resulting from the reduction of receivables non-cash exchanged for sold receivables as we unwound all of our Programs in 2018 and as our trade receivables balance was higher at the end of 2018 compared to the end of 2017. This increase was partially offset by a federal tax refund received in the prior year, tax payments associated with the Heinz India Transaction, and increased cash payments for employee bonuses in 2019. See Note 16, Financing Arrangements, in Item 1, Financial Statements, for additional information on our Programs.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $1.1 billion for the nine months ended September 28, 2019 compared to $485 million for the nine months ended September 29, 2018. This increase was primarily driven by proceeds from our Canada Natural Cheese Transaction and Heinz India Transaction, along with lower cash payments to acquire businesses year over year. These increases to cash provided by investing activities were partially offset by lower cash collections on previously sold receivables, as we unwound all of our Programs in 2018. Additionally, capital expenditures were mostly flat year over year. We expect 2019 capital expenditures to be approximately $750 million. See Note 5, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Canada Natural Cheese Transaction, the Heinz India Transaction, and our acquisitions.

Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $1.9 billion for the nine months ended September 28, 2019 compared to $1.6 billion for the nine months ended September 29, 2018. This increase was primarily driven by higher repayments of long-term debt, lower net proceeds from the issuance of commercial paper, and higher debt prepayment and extinguishment costs, primarily related to the Tender Offers. These increases to net cash used for financing activities were partially offset by decreased cash distributions related to our dividends. Proceeds from long-term debt issuances were mostly flat year over year. See Note 17, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information on the Tender Offers and Equity and Dividends in this item for additional information on our dividends.
Cash Held by International Subsidiaries:
Of the $2.3 billion cash and cash equivalents on our condensed consolidated balance sheet at September 28, 2019, $1.5 billion was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. As of September 28, 2019, we have recorded a deferred tax liability of $30 million on approximately $430 million of historic earnings related to local withholding taxes that will be owed when this cash is distributed. As of December 29, 2018, we had recorded a deferred tax liability of $78 million on $1.2 billion of historic earnings. The decreases are primarily due to the distribution of proceeds from the sale of Heinz India into Canada, which reduced our historic earnings related to Canada by approximately $600 million. Related to this distribution, we recorded tax expenses of approximately $30 million and reduced the deferred tax liability accordingly. Additionally, we reduced our historic earnings by approximately $100 million following the ratification of the U.S. tax treaty with Spain. This reduction resulted in a tax benefit of approximately $11 million and a corresponding decrease in our deferred tax liability.
Borrowing Arrangements:
We obtain funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at September 28, 2019 or at December 29, 2018. The maximum amount of commercial paper outstanding during the nine months ended September 28, 2019 was $200 million.
We maintain our $4.0 billion Senior Credit Facility, and subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. No amounts were drawn on our Senior Credit Facility at September 28, 2019 or during the nine months ended September 28, 2019. The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants during the three months ended September 28, 2019.
Long-Term Debt:
Our long-term debt, including the current portion, was $30.7 billion at September 28, 2019 and $31.1 billion at December 29, 2018. This decrease was primarily related to the $2.9 billion aggregate principal amount of certain senior notes and second lien senior secured notes that were validly tendered pursuant to the Tender Offers and the repayment of $350 million aggregate principal amount of senior notes that matured in August 2019. These decreases to long-term debt were partially offset by the $3.0 billion aggregate principal amount of the 2019 Notes issued in September 2019. We used the proceeds from the 2019 Notes, together with cash on hand, to fund the Tender Offers and to pay fees and expenses in connection therewith. Additionally, in October 2019, we used proceeds from the 2019 Notes to fund the partial redemption of $1.3 billion aggregate principal amount of our 2.800% senior notes due July 2020 and 300 million Canadian dollar senior notes due July 2020.
Following the issuance of the 2019 Notes, settlement of the Tender Offers, and the redemptions in October 2019, our long-term debt decreased by approximately $1.4 billion. This decrease includes the extinguishment of approximately $2.0 billion aggregate principal amount of senior notes that were due to mature in 2020.
After the redemptions in October 2019, we have aggregate principal amount of senior notes of approximately $405 million maturing in February 2020 and approximately 500 million Canadian dollars and $200 million maturing in July 2020. We expect to fund these long-term debt repayments primarily with cash on hand and cash generated from our operating activities.

Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants during the three months ended September 28, 2019.
See Note 17, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity in 2019 and Note 19, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information on our borrowing arrangements and long-term debt.
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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the nine months ended September 28, 2019, we experienced cost decreases for nuts and coffee, while costs for meat and dairy increased. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
Equity and Dividends
We paid common stock dividends of $1.5 billion for the nine months ended September 28, 2019 and $2.4 billion for the nine months ended September 29, 2018. Additionally, on October 31, 2019, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on December 13, 2019 to shareholders of record on November 15, 2019.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Critical Accounting Estimates
Our significant accounting policies are described in Note 3, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of our consolidated financial statements for the year ended December 29, 2018 in our Annual Report on Form 10-K. See Note 3, Significant Accounting Policies, in Item 1, Financial Statements, for updates to our significant accounting policies during the nine months ended September 28, 2019.
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
Goodwill and Intangible Assets:
We maintain 19 reporting units, 12 of which comprise our goodwill balance. These 12 reporting units had an aggregate carrying amount of $35.8 billion as of September 28, 2019. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $43.4 billion as of September 28, 2019.

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
Organic Net Sales is defined as net sales excluding, when they occur, the impact of currency, acquisitions and divestitures, and a 53rd week of shipments. We calculate the impact of currency on net sales by holding exchange rates constant at the previous year’s exchange rate, with the exception of highly inflationary subsidiaries, for which we calculate the previous year’s results using the current year’s exchange rate. Organic Net Sales is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding integration and restructuring expenses); in addition to these adjustments, we exclude, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, and equity award compensation expense (excluding integration and restructuring expenses). Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, other losses/(gains) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), debt prepayment and extinguishment costs, and U.S. Tax Reform discrete income tax expense/(benefit), and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. We believe Adjusted EPS provides important comparability of underlying operating results, allowing investors and management to assess operating performance on a consistent basis.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended September 28, 2019
United States	$4,361	$—	$—	$4,361
Canada	415	(4)	1	418
EMEA	612	(24)	—	636
Rest of World	688	(13)	—	701
Kraft Heinz	$6,076	$(41)	$1	$6,116

Three Months Ended September 29, 2018 (As Restated)
United States	$4,431	$—	$—	$4,431
Canada	525	—	104	421
EMEA	634	—	—	634
Rest of World	793	71	23	699
Kraft Heinz	$6,383	$71	$127	$6,185

Year-over-year growth rates
United States	(1.6)%	0.0 pp	0.0 pp	(1.6)%	1.5 pp	(3.1) pp
Canada	(21.1)%	(0.8) pp	(19.8) pp	(0.5)%	(2.6) pp	2.1 pp
EMEA	(3.5)%	(3.9) pp	0.0 pp	0.4%	0.2 pp	0.2 pp
Rest of World	(13.3)%	(10.2) pp	(3.3) pp	0.2%	0.9 pp	(0.7) pp
Kraft Heinz	(4.8)%	(1.7) pp	(2.0) pp	(1.1)%	1.0 pp	(2.1) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Nine Months Ended September 28, 2019
United States	$13,074	$—	$—	$13,074
Canada	1,425	(46)	227	1,244
EMEA	1,862	(109)	—	1,971
Rest of World	2,080	(91)	51	2,120
Kraft Heinz	$18,441	$(246)	$278	$18,409

Nine Months Ended September 29, 2018 (As Restated)
United States	$13,312	$—	$—	$13,312
Canada	1,573	—	308	1,265
EMEA	2,026	—	21	2,005
Rest of World	2,466	211	144	2,111
Kraft Heinz	$19,377	$211	$473	$18,693

Year-over-year growth rates
United States	(1.8)%	0.0 pp	0.0 pp	(1.8)%	(0.7) pp	(1.1) pp
Canada	(9.5)%	(3.0) pp	(4.8) pp	(1.7)%	(2.8) pp	1.1 pp
EMEA	(8.1)%	(5.4) pp	(1.0) pp	(1.7)%	0.0 pp	(1.7) pp
Rest of World	(15.7)%	(11.9) pp	(4.2) pp	0.4%	1.3 pp	(0.9) pp
Kraft Heinz	(4.8)%	(2.3) pp	(1.0) pp	(1.5)%	(0.5) pp	(1.0) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
Net income/(loss)	$898	$618	$1,750	$2,374
Interest expense	398	326	1,035	959
Other expense/(income)	(380)	(71)	(893)	(181)
Provision for/(benefit from) income taxes	264	201	584	779
Operating income/(loss)	1,180	1,074	2,476	3,931
Depreciation and amortization (excluding integration and restructuring expenses)	243	245	730	679
Integration and restructuring expenses	15	32	56	215
Deal costs	6	3	19	19
Unrealized losses/(gains) on commodity hedges	9	6	(30)	11
Impairment losses	5	217	1,223	451
Equity award compensation expense (excluding integration and restructuring expenses)	11	17	26	44
Adjusted EBITDA	$1,469	$1,594	$4,500	$5,350

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
		(As Restated)		(As Restated)
Diluted EPS	$0.74	$0.50	$1.43	$1.94
Integration and restructuring expenses(a)	0.01	0.03	0.04	0.19
Deal costs(b)	0.01	—	0.01	0.01
Unrealized losses/(gains) on commodity hedges(c)	0.01	—	(0.02)	0.01
Impairment losses(d)	—	0.13	0.90	0.30
Losses/(gains) on sale of business(e)	(0.13)	—	(0.29)	0.01
Nonmonetary currency devaluation(f)	—	0.05	0.01	0.11
Debt prepayment and extinguishment costs(g)	0.05	—	0.05	—
U.S. Tax Reform discrete income tax expense/(benefit)(h)	—	0.05	—	0.09
Adjusted EPS	$0.69	$0.76	$2.13	$2.66

(a)
Gross expenses included in integration and restructuring expenses were $15 million ($15 million after-tax) for the three months and $56 million ($44 million after-tax) for the nine months ended September 28, 2019 and $31 million ($31 million after-tax) for the three months and $278 million ($238 million after-tax) for the nine months ended September 29, 2018 and were recorded in the following income statement line items:

•
Cost of products sold included $12 million for the three months and $27 million for the nine months ended September 28, 2019 and $18 million for the three months and $175 million for the nine months ended September 29, 2018;

•
SG&A included $3 million for the three months and $29 million for the nine months ended September 28, 2019 and $14 million for the three months and $40 million for the nine months ended September 29, 2018; and

•	Other expense/(income) included income of $1 million for the three months and expenses of $63 million for the nine months ended September 29, 2018.

(b)
Gross expenses included in deal costs were $6 million ($7 million after-tax) for the three months and $19 million ($18 million after-tax) for the nine months ended September 28, 2019 and $3 million ($2 million after-tax) for the three months and $19 million ($15 million after-tax) for the nine months ended September 29, 2018 and were recorded in the following income statement line items:

•	Cost of products sold included $4 million for the nine months ended September 29, 2018; and

•
SG&A included $6 million for the three months and $19 million for the nine months ended September 28, 2019 and $3 million for the three months and $15 million for the nine months ended September 29, 2018.

(c)
Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $9 million ($7 million after-tax) for the three months and income of $30 million ($22 million after-tax) for the nine months ended September 28, 2019 and expenses of $6 million ($5 million after-tax) for the three months and $11 million ($9 million after-tax) for the nine months ended September 29, 2018 and were recorded in cost of products sold.

(d)	Gross impairment losses, which were recorded in SG&A, included the following:

•
Goodwill impairment losses of $744 million ($717 million after-tax) for the nine months ended September 28, 2019 and $133 million ($133 million after-tax) for the nine months ended September 29, 2018; and

•
Intangible asset impairment losses of $5 million ($7 million after-tax) for the three months and $479 million ($381 million after-tax) for the nine months ended September 28, 2019 and $217 million ($153 million after-tax) for the three months and $318 million ($233 million after-tax) for the nine months ended September 29, 2018.

(e)
Gross expenses/(income) included in losses/(gains) on sale of business were income of $244 million ($158 million after-tax) for the three months and $490 million ($348 million after-tax) for the nine months ended September 28, 2019 and expenses of $15 million ($15 million after-tax) for the nine months ended September 29, 2018 and were recorded in other expense/(income).

(f)
Gross expenses included in nonmonetary currency devaluation were $4 million ($4 million after-tax) for the three months and $10 million ($10 million after-tax) for the nine months ended September 28, 2019 and $64 million ($64 million after-tax) for the three months and $131 million ($131 million after-tax) for the nine months ended September 29, 2018 and were recorded in other expense/(income).

(g)
Gross expenses included in debt prepayment and extinguishment costs were $88 million ($62 million after-tax) for the three and nine months ended September 28, 2019 and were recorded in interest expense.

(h)	U.S. Tax Reform discrete income tax expense/(benefit) included expenses of $62 million for the three months and $106 million for the nine months ended September 29, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 28, 2019. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 28, 2019, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of our annual and interim impairment tests, we have recognized historical goodwill impairment losses of $7.0 billion and indefinite-lived intangible asset impairment losses of $8.9 billion in 2018, and goodwill impairment losses of $744 million and indefinite-lived intangible asset impairment losses of $474 million in the first nine months of 2019. Our reporting units and brands that were impaired in 2018 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2019 annual impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $33.0 billion as of the 2019 annual impairment test date and included: U.S. Grocery, U.S. Refrigerated, U.S. Foodservice, Canada Retail, Canada Foodservice, Latin America Exports, EMEA East, Australia and New Zealand, and Northeast Asia. We had one reporting unit, Continental Europe, with 10-20% fair value over carrying amount. Continental Europe had a goodwill carrying amount of $593 million as of the 2019 annual impairment test date. The aggregate goodwill carrying amount of reporting units with fair value over carrying amount between 20-50% was $2.4 billion and there were no reporting units with fair value over carrying amount in excess of 50% as of the 2019 annual impairment test date. Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $26.4 billion as of the 2019 annual impairment test date and included: Kraft, Philadelphia, Velveeta, Lunchables, Miracle Whip, Planters, Maxwell House, Cool Whip, and ABC. Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $3.6 billion as of the 2019 annual impairment test date and included Oscar Mayer, Jet Puffed, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion as of the 2019 annual impairment test date. Although the remaining reporting units and brands have more than 50% excess fair value over carrying amount as of the 2019 annual impairment test date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended September 28, 2019 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
6/30/2019 - 8/3/2019	—	$—	—	$—
8/4/2019 - 8/31/2019	27,169	28.79	—	—
9/1/2019 - 9/28/2019	83,920	28.91	—	—
Total	111,089		—

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
4.1
Eighth Supplemental Indenture, dated as of September 25, 2019, governing the 3.750% senior notes due 2030, the 4.625% senior notes due 2039 and the 4.875% senior notes due 2049, by and among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on September 25, 2019).

4.2	Form of Note (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on September 25, 2019).
4.3
Registration Rights Agreement, dated as of September 25, 2019, by and among Kraft Heinz Foods Company, a Pennsylvania limited liability company, The Kraft Heinz Company, a Delaware corporation, as guarantor, and BofA Securities, Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on September 25, 2019).

10.1
Waiver and Consent No. 3 to Credit Agreement, dated as of July 29, 2019, to the Credit Agreement dated as of July 6, 2015, by and among The Kraft Heinz Company, Kraft Heinz Foods Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 31, 2019).

10.2	Offer of Continued Employment Letter, dated as of September 6, 2019, by and between The Kraft Heinz Company and George Zoghbi.
10.3	Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan Non-Qualified Stock Option Agreement.
10.4	Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.
10.5	Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan 2019 Performance Share Award Notice.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	October 31, 2019
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	October 31, 2019
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)