Form 10-K
period 2019-12-28
Kraft Heinz Co
filed 2020-02-14
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, was $19 billion. As of February 8, 2020, there were 1,221,399,549 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 7, 2020 are incorporated by reference into Part III hereof.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers, suppliers, and other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or product liability claims; unanticipated business disruptions; our ability to identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; our ability to successfully execute our strategic initiatives; the impacts of our international operations; economic and political conditions in the United States and in various other nations where we do business; changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; impacts of natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; our ownership structure; our indebtedness and ability to pay such indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; increased pension, labor and people-related expenses; compliance with laws, regulations, and related interpretations and related legal claims or other regulatory enforcement actions, including additional risks and uncertainties related to any potential actions resulting from the Securities and Exchange Commission’s ongoing investigation, as well as potential additional subpoenas, litigation, and regulatory proceedings; an inability to remediate the material weaknesses in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; our failure to prepare and timely file our periodic reports; the restatement of certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues; our ability to protect intellectual property rights; tax law changes or interpretations; the impact of future sales of our common stock in the public markets; our ability to continue to pay a regular dividend and the amounts of any such dividends; volatility of capital markets and other macroeconomic factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

PART I
Item 1. Business.
General
For 150 years, we have produced some of the world’s most beloved products at The Kraft Heinz Company (Nasdaq: KHC). Our Vision is To Be the Best Food Company, Growing a Better World. We are one of the largest global food and beverage companies, with 2019 net sales of approximately $25 billion. Our portfolio is a diverse mix of iconic and emerging brands. As the guardians of these brands and the creators of innovative new products, we are dedicated to the sustainable health of our people and our planet.
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
During the third quarter of 2019, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our EMEA, Latin America, and APAC zones to form the International zone. The International zone will be a reportable segment along with the United States and Canada in 2020. We also plan to move our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. These changes will be effective in the first quarter of 2020.
See Note 22, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our geographic financial information by segment.
Trademarks and Intellectual Property
Our trademarks are material to our business and are among our most valuable assets. Depending on the country, trademarks generally remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. Significant trademarks by segment based on net sales in 2019 were:

Majority Owned and Licensed Trademarks
United States	Kraft, Oscar Mayer, Heinz, Philadelphia, Lunchables, Velveeta, Planters, Maxwell House, Capri Sun*, Kool-Aid, Ore-Ida, Jell-O
Canada	Kraft, Heinz, Philadelphia, Maxwell House, Classico, McCafe*, Tassimo*
EMEA	Heinz, Plasmon, Pudliszki, Honig, HP, Benedicta, Kraft, Karvan Cevitam
Rest of World	Heinz, ABC, Master, Kraft, Quero, Golden Circle, Wattie's
*Used under license. Additionally, our license to use the McCafe brand expired in Canada in December 2019.
We sell certain products under brands we license from third parties. In 2019, brands used under licenses from third parties included Capri Sun packaged drink pouches for sale in the United States, TGI Fridays frozen snacks and appetizers in the United States and Canada, McCafe ground, whole bean, and on-demand single cup coffees in the United States and Canada, and Taco Bell Home Originals Mexican-style food products in U.S. grocery stores. In addition, in our agreements with Mondelēz International, Inc. (“Mondelēz International”) following the spin-off of Kraft from Mondelēz International in 2012, we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions for certain periods of time.
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
Competition
Our products are sold in highly competitive marketplaces, which have experienced increased concentration and the growing presence of e-commerce retailers, large-format retailers, and discounters. Competitors include large national and international food and beverage companies and numerous local and regional companies. We compete with both branded and private label products sold by retailers, wholesalers, and cooperatives. We compete on the basis of product innovation, price, product quality, nutritional value, service, taste, convenience, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy changing consumer preferences. Improving our market position or introducing new products requires substantial advertising and promotional expenditures.
Sales and Customers
Our products are sold through our own sales organizations and through independent brokers, agents, and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, drug stores, value stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors, and institutions, including hotels, restaurants, hospitals, health care facilities, and certain government agencies. Our products are also sold online through various e-commerce platforms and retailers. Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2019, 2018, and 2017.
Additionally, we have significant customers in different regions around the world; however, none of these customers are individually material to our consolidated business. In 2019, the five largest customers in our U.S. segment accounted for approximately 48% of U.S. segment net sales, the five largest customers in our Canada segment accounted for approximately 73% of Canada segment net sales, and the five largest customers in our EMEA segment accounted for approximately 26% of our EMEA segment net sales.
Net Sales by Product Category
The product categories that contributed 10% or more to consolidated net sales in any of the periods presented were:

	December 28, 2019	December 29, 2018	December 30, 2017
Condiments and sauces	26%	26%	25%
Cheese and dairy	20%	20%	21%
Ambient foods	10%	10%	10%
Meats and seafood	10%	10%	10%
Frozen and chilled foods	9%	10%	10%

Raw Materials and Packaging
We manufacture (and contract for the manufacture of) our products from a wide variety of raw materials. We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, tomatoes, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, and wheat products, to manufacture our products. In addition, we purchase and use significant quantities of resins, metals, and cardboard to package our products and natural gas to operate our facilities. For commodities that we use across many of our product categories, such as corrugated paper and energy, we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations. We source these commodities from a variety of providers, including large, international producers and smaller, local, independent sellers. Where appropriate, we seek to establish preferred purchaser status and have developed strategic partnerships with many of our suppliers with the objective of achieving favorable pricing and dependable supply for many of our commodities. The prices of raw materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, consumer, industrial or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, and agricultural programs.
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
Employees
We had approximately 37,000 employees as of December 28, 2019.
Regulation
The manufacture and sale of consumer food and beverage products is highly regulated. Our business operations, including the production, transportation, storage, distribution, sale, display, advertising, marketing, labeling, quality and safety of our products and their ingredients, and our occupational safety, health, and privacy practices, are subject to various laws and regulations. These laws and regulations are administered by federal, state, and local government agencies in the United States, as well as government entities and agencies outside the United States in markets where our products are manufactured, distributed or sold. In the United States, our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, U.S. Department of Agriculture, Federal Trade Commission, Department of Labor, Department of Commerce, and Environmental Protection Agency, as well as various state and local agencies. We are also subject to numerous similar and other laws and regulations outside of the United States, including but not limited to laws and regulations governing food safety, health and safety, anti-corruption, and data privacy. In our business dealings, we are also required to comply with the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Trade Sanctions Reform and Export Enhancement Act, and various other anti-corruption regulations in the regions in which we operate. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business. In addition, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) and other regulatory regime changes may add cost and complexity to our compliance efforts.

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
As of December 28, 2019, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus, future costs associated with such matters may exceed current reserves.
Information about our Executive Officers
The following are our executive officers as of February 8, 2020:

Name	Age	Title
Miguel Patricio	53	Chief Executive Officer
Paulo Basilio	45	Global Chief Financial Officer
Carlos Abrams-Rivera	52	U.S. Zone President
Nina Barton	46	Chief Growth Officer
Bruno Keller	38	Zone President Canada
Rashida La Lande	46	Senior Vice President, Global General Counsel and Head of CSR and Government Affairs; Corporate Secretary
Rafael Oliveira	45	Zone President International
Flavio Torres	50	Head of Global Operations
Miguel Patricio became Chief Executive Officer in June 2019. Mr. Patricio had previously served as Chief of Special Global Projects-Marketing at Anheuser-Busch Inbev SA/NV (“AB InBev”), a multinational drink and brewing holdings company, from January 2019 to June 2019. Prior to that, he served as the Chief Marketing Officer at AB InBev since 2012. Prior to his role as Chief Marketing Officer, since joining AB InBev in 1998, he also served as Zone President Asia Pacific, Zone President North America, Vice President Marketing of North America, and Vice President Marketing. Mr. Patricio has also held several senior positions across the Americas at The Coca-Cola Company and Johnson & Johnson. Mr. Patricio also invests in the 3G Special Situation Fund III (the “Fund”); his investment represents less than 1% of the Fund’s assets.
Paulo Basilio became Global Chief Financial Officer in September 2019. Prior to that role, Mr. Basilio served as Chief Business Planning and Development Officer from July 2019 to September 2019 and served as President of the U.S. Commercial Business from October 2017 to June 2019. Mr. Basilio previously served as Executive Vice President and Chief Financial Officer upon the closing of the 2015 Merger until October 2017. He had previously served as Chief Financial Officer of Heinz since June 2013. Previously, Mr. Basilio served as Chief Executive Officer of América Latina Logística (“ALL”), a logistics company, from September 2010 to June 2012, after having served in various roles at ALL, including Chief Operating Officer and Chief Financial Officer. Mr. Basilio has also been a partner of 3G Capital since July 2012.
Carlos Abrams-Rivera joined Kraft Heinz as U.S. Zone President on February 3, 2020. Prior to joining Kraft Heinz, Mr. Abrams-Rivera served as Executive Vice President and President, Campbell Snacks of Campbell Soup Company (“Campbell”), a multinational food company, since May 2019. Prior to that role, Mr. Abrams-Rivera served as President, Campbell Snacks from 2018 to May 2019 and President of Campbell’s Pepperidge Farm subsidiary from 2015 to 2018. Prior to joining Campbell, Mr. Abrams-Rivera held various leadership roles at Mondelēz International and Kraft Foods.

Nina Barton became Chief Growth Officer in September 2019. Prior to assuming her current role, Ms. Barton served as Zone President of Canada and President of Digital Growth from January 2019 to August 2019. Prior to that role, Ms. Barton served as President, Global Digital and Online Growth since October 2017, and from July 2015 through October 2017, she served as Senior Vice President of Marketing, Innovation and Research & Development for the U.S. business. From July 2013 through July 2015, she served as Vice President, Marketing at Kraft Foods Group, Inc. and managed the total coffee portfolio including the Maxwell House, Gevalia, and McCafe brands. Ms. Barton joined Kraft Foods in 2011 as Senior Marketing Director responsible for growing the Philadelphia cream cheese brand. Prior to that, Ms. Barton served in a variety of marketing and brand-building roles in the consumer products industry.
Bruno Keller assumed his current role as Zone President of Canada in September 2019. Previously, Mr. Keller had served as Head of Category Development for Canada since June 2018. From April 2017 to June 2018, he served as Managing Director for South Europe, and from June 2015 to April 2017, he served as Managing Director of Italy. Mr. Keller joined Kraft Heinz in 2014 as Director of Trade Marketing and Revenue Management in Italy. Prior to joining Kraft Heinz, Mr. Keller held management roles at AB InBev, Philip Morris, Pepsico, and Unilever.
Rashida La Lande joined Kraft Heinz as Senior Vice President, Global General Counsel and Corporate Secretary in January 2018. In October 2018, Ms. La Lande’s responsibilities expanded to include leadership of our corporate social responsibility and government affairs functions, and she was later appointed Head of Corporate Social Responsibility and Government Affairs in addition to her role as Senior Vice President, Global General Counsel and Corporate Secretary. Prior to joining Kraft Heinz, Ms. La Lande was a partner at the law firm of Gibson, Dunn & Crutcher, where she practiced from October 2000 to January 2018, and where she advised clients with respect to mergers and acquisitions, leveraged buyouts, private equity deals, and joint ventures. Throughout Ms. La Lande’s career, she has advised companies and private equity sponsors in the consumer products, retail, financial services, and technology industries.
Rafael Oliveira assumed his current role as Zone President International in July 2019. Prior to that role, he served as Zone President of EMEA from October 2016 to June 2019 after serving as the Managing Director of Kraft Heinz UK & Ireland. Mr. Oliveira joined Kraft Heinz in July 2014 and served as President of Kraft Heinz Australia, New Zealand, and Papua New Guinea until September 2016. Prior to joining Kraft Heinz, Mr. Oliveira spent 17 years in the financial industry, the final 10 of which he held a variety of leadership positions with Goldman Sachs.
Flavio Torres joined Kraft Heinz as Head of Global Operations in January 2020. Prior to joining Kraft Heinz, Mr. Torres served as Global Operations VP of AB InBev, a multinational drink and brewing holdings company, from 2017 to 2019. Prior to that role, Mr. Torres served as Supply Chain VP at Ambev S.A., a subsidiary of AB InBev, from 2014 to 2016. Mr. Torres joined AB InBev in 1994 and served in positions of increasing responsibility during his tenure.
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
We have a complex network of suppliers, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather, raw material shortages, natural disasters, fires or explosions, political unrest, terrorism, generalized labor unrest, or health pandemics, such as the new coronavirus that originated in China, could damage or disrupt our operations or our suppliers’, co-manufacturers’ or distributors’ operations. These disruptions may require additional resources to restore our supply chain or distribution network. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or if we are unable to quickly repair damage to our information, production, or supply systems, we may be late in delivering, or be unable to deliver, products to our customers and may also be unable to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and operating results.
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
To the extent we undertake divestitures, we may face additional risks related to such activity. For example, risks related to our ability to find appropriate buyers, to execute transactions on favorable terms, to separate divested businesses from our remaining operations, and to effectively manage any transitional service arrangements. Any of these factors could materially and adversely affect our financial condition and operating results.

We may be unable to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
We have implemented a number of cost savings initiatives, including our multi-year program announced following the 2015 Merger, that we believe are important to position our business for future success and growth. We have evaluated and continue to evaluate changes to our organizational structure to enable us to reduce costs, simplify or improve processes, and improve our competitiveness. Our future success may depend upon our ability to realize the benefits of these or other cost savings initiatives. In addition, certain of our initiatives may lead to increased costs in other aspects of our business such as increased conversion, outsourcing, or distribution costs. We must accurately predict costs and be efficient in executing any plans to achieve cost savings and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity. To capitalize on our efforts, we must carefully evaluate investments in our business, and execute in those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from any cost-saving efforts, we could be cost disadvantaged in the marketplace, and our competitiveness, production, profitability, financial condition, and operating results could be adversely affected.
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
We are a global company with sales and operations in numerous countries within developed and emerging markets. Approximately 29% of our 2019 net sales were generated outside of the United States. As a result, we are subject to risks inherent in global operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section and also include:

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
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Economic and financial uncertainties in our international markets, including uncertainties surrounding the legal and regulatory effects of Brexit in the transition period and beyond, changes to major international trade arrangements (e.g., the United States-Mexico-Canada Agreement), and the imposition of tariffs by certain foreign governments, including China and Canada, could negatively impact our operations and sales. Though the United Kingdom formally withdrew from the European Union on January 31, 2020, the uncertainties around the impacts of Brexit remain during the transition period and while a new trade agreement is negotiated. As a result, we continue to evaluate the risks associated with the withdrawal, including the potential for supply chain disruptions and foreign currency volatility. Other factors impacting our operations in the United States and in international locations where we do business include export and import restrictions, currency exchange rates, currency devaluation, cash repatriation restrictions, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, and political unrest. Such factors in either domestic or foreign jurisdictions, and our responses to them, could materially and adversely affect our product sales, financial condition, and operating results. For further information on Venezuela, see Note 15, Venezuela - Foreign Currency and Inflation, in Item 8, Financial Statements and Supplementary Data.
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
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks and other cybersecurity risks, telecommunication failures, user errors, catastrophic events or other factors. If our information technology systems suffer severe damage, disruption, or shutdown, by unintentional or malicious actions of employees and contractors or by cyberattacks, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, reputational damage, transaction errors, processing inefficiencies, the leakage of confidential information, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.
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
We are also subject to various laws and regulations that are continuously evolving and developing regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Such laws and regulations, as well as their interpretation and application, may vary from jurisdiction to jurisdiction, which can result in inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, adds a broad array of requirements with respect to personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. The California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, among other things, imposes additional requirements with respect to disclosure and deletion of personal information of California residents. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches. GDPR, CCPA, and other privacy and data protection laws may increase our costs of compliance and risks of non-compliance, which could result in substantial penalties.
Our results of operations could be affected by natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate.
We have been and may in the future be impacted by severe weather and other geological events, including hurricanes, earthquakes, floods, or tsunamis that could disrupt our operations or the operations of our customers, suppliers, distributors, or regulators. Natural disasters or other disruptions at any of our facilities or our suppliers’ or distributors’ facilities may impair or delay the delivery of our products. Influenza or other pandemics, such as the new coronavirus that originated in China, could disrupt production of our products, reduce demand for certain of our products, or disrupt the marketplace in the foodservice or retail environment with consequent material adverse effects on our results of operations. While we insure against many of these events and certain business interruption risks and have policies and procedures to manage business continuity planning, we cannot provide any assurance that such insurance will compensate us for any losses incurred as a result of natural or other disasters or that our business continuity plans will effectively resolve the issues in a timely manner. To the extent we are unable to, or cannot, financially mitigate the likelihood or potential impact of such events, or effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a material adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain.
The Sponsors have substantial control over us and may have conflicts of interest with us in the future.
As of December 28, 2019, the Sponsors own approximately 47% of our common stock. Three of our current 11 directors had been directors of Heinz prior to the closing of the 2015 Merger and remained directors of Kraft Heinz pursuant to the merger agreement. In addition, the Board elected Joao M. Castro-Neves, a partner of 3G Capital, one of the Sponsors, effective June 12, 2019. Furthermore, Paulo Basilio, our Chief Financial Officer, is a partner of 3G Capital. As a result, the Sponsors have the potential to exercise influence over management and have substantial control over decisions of our Board of Directors as well as over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors, and approving mergers or sales of substantially all of our capital stock or our assets. In addition, to the extent that the Sponsors were to collectively hold a majority of our common stock, they together would have the power to take shareholder action by written consent to adopt amendments to our charter or take other actions, such as corporate transactions, that require the vote of holders of a majority of our outstanding common stock. The directors designated by the Sponsors may have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the decision of whether to declare dividends and the amount of any such dividends. Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of our equity, they will continue to be able to strongly influence or effectively control our decisions.

Financial Risks
Our level of indebtedness, as well as our ability to comply with covenants under our debt instruments, could adversely affect our business and financial condition.
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

•	exposing us to risks related to fluctuations in foreign currency, as we earn profits in a variety of currencies around the world and the majority of our debt is denominated in U.S. dollars; and

•	in the case of any additional indebtedness, exacerbating the risks associated with our substantial financial leverage.
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
Our indebtedness instruments contain customary representations, warranties and covenants, including a financial covenant in our senior unsecured revolving credit facility (the “Senior Credit Facility”) to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)). The creditors who hold our debt could accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt. If our operating performance declines, or if we are unable to comply with any covenant, such as our ability to timely prepare and file our periodic reports with the SEC, we have in the past and may in the future need to obtain waivers from the required creditors under our indebtedness instruments to avoid being in default.
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
We maintain 19 reporting units, 11 of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our reporting units or brands might become impaired in the future, which could negatively affect our operating results or net worth. We are currently actively reviewing the enterprise strategy for the Company. As part of this strategic review, we expect to develop updates to the five-year operating plan in 2020, which could impact the allocation of investments among reporting units and brands and impact growth expectations and fair value estimates. Additionally, as a result of this strategic review process, we could decide to divest certain non-strategic assets. As a result, the ongoing development of the enterprise strategy and underlying detailed business plans could lead to the impairment of one or more of our reporting units or brands in the future.
As a result of our annual and interim impairment tests, we recognized goodwill impairment losses of $7.0 billion and indefinite-lived intangible asset impairment losses of $8.9 billion in 2018, and goodwill impairment losses of $1.2 billion and indefinite-lived intangible asset impairment losses of $687 million in 2019. Our reporting units and brands that were impaired in 2018 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units and brands that have 20% or less excess fair value over carrying amount as of their latest 2019 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $32.4 billion as of their latest 2019 impairment testing date and included U.S. Grocery, U.S. Refrigerated, U.S. Foodservice, Canada Retail, Canada Foodservice, Latin America Exports, and EMEA East. Reporting units with between 10-20% fair value over carrying amount had an aggregate goodwill carrying amount of $676 million as of their latest 2019 impairment testing date and included Continental Europe and Northeast Asia. The aggregate goodwill carrying amount of reporting units with fair value over carrying amount between 20-50% was $2.4 billion and there were no reporting units with fair value over carrying amount in excess of 50% as of their latest 2019 impairment testing date. Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $26.2 billion as of their latest 2019 impairment testing date and included: Kraft, Philadelphia, Velveeta, Lunchables, Miracle Whip, Planters, Maxwell House, Cool Whip, and ABC. Brands with between 10-20% fair value over carrying amount had an aggregate carrying amount of $3.7 billion as of their latest 2019 impairment testing date and included Oscar Mayer, Jet Puffed, Wattie’s, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion as of their latest 2019 impairment testing date. Although the remaining brands have more than 50% excess fair value over carrying amount as of their latest 2019 impairment testing date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any estimates, market factors, or assumptions, including those related to our enterprise strategy or business plans, change in the future, these amounts are also susceptible to impairments.

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
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, tomatoes, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, wheat products, cucumbers, onions, other fruits and vegetables, spices, cocoa products, and flour to manufacture our products. In addition, we purchase and use significant quantities of resins, metals, cardboard, glass, plastic, paper, fiberboard, and other materials to package our products, and we use other inputs, such as natural gas and water, to operate our facilities. We are also exposed to changes in oil prices, which influence both our packaging and transportation costs. Prices for commodities, energy, and other supplies are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather or global climate change, crop failures, or shortages due to plant disease or insect and other pest infestation, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect our operations. Furthermore, the cost of raw materials and finished products may fluctuate due to movements in cross-currency transaction rates. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
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
As previously disclosed on February 21, 2019, we received a subpoena in October 2018 from the SEC related to our procurement area, specifically the accounting policies, procedures, and internal controls related to our procurement function, including, but not limited to, agreements, side agreements, and changes or modifications to agreements with our suppliers. Following the receipt of this subpoena, we, together with external counsel and forensic accountants, and subsequently, under the oversight of the Audit Committee, conducted an internal investigation into our procurement area and related matters. The SEC has issued additional subpoenas seeking information related to our financial reporting, internal controls, disclosures, our assessment of goodwill and intangible asset impairments, our communications with certain shareholders, and other procurement-related information and materials in connection with its investigation. The United States Attorney’s Office for the Northern District of Illinois (“USAO”) is also reviewing this matter. We and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit, a class action lawsuit brought under the Employee Retirement Income Security Act (“ERISA”), a consolidated stockholder derivative action pending in federal court, and eight stockholder derivative actions pending in the Delaware Court of Chancery.
We are cooperating with the SEC and USAO, and intend to vigorously defend the civil lawsuits. We are unable, at this time, to estimate our potential liability in these matters. In connection with the securities and ERISA class action lawsuits and the stockholder derivative actions, we may be required to pay judgments, settlements, or other penalties and incur other costs and expenses. See Item 3, Legal Proceedings, and Note 17, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.
In connection with the SEC and USAO investigations, we could be required to pay significant civil or criminal penalties and become subject to injunctions, cease and desist orders, and other equitable remedies. The SEC and USAO investigations have not been resolved as of the filing of this Annual Report on Form 10-K. We can provide no assurances as to the outcome or timing of any governmental or regulatory investigation.
We have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the internal investigation, the SEC investigation, and related legal and regulatory matters. These expenses have adversely affected, and could continue to adversely affect, our business, financial condition, and cash flows.
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
Consistent with the prior year and in connection with our 2019 year-end assessment of internal control over financial reporting, we determined that, as of December 28, 2019, we did not maintain effective internal control over financial reporting because of a material weakness in our risk assessment process related to designing and maintaining controls sufficient to appropriately respond to changes in our business environment. This material weakness in risk assessment also contributed to a material weakness arising from supplier contracts and related arrangements, and we have taken and are taking certain remedial steps to improve our internal control over financial reporting. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures.
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
If we are unable to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete acquisitions may be adversely affected; we may be unable to maintain compliance with applicable securities laws, The Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, and the covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults, accelerations, or cross-accelerations under our debt instruments or derivative arrangements to the extent we are unable to obtain waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.
Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.
We did not file our Annual Report on Form 10-K for the year ended December 29, 2018 or our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 within each respective timeframe required by the SEC, meaning we did not remain current in our reporting requirements with the SEC. As such, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until we have maintained our status as a current filer for approximately one year. This limits our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. If we wish to pursue a public offering now, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and the necessity of using a Form S-1 for a public offering of registered securities could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

We restated certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
As discussed in the Explanatory Note, in Note 2, Restatement of Previously Issued Consolidated Financial Statements, and in Note 23, Quarterly Financial Data (Unaudited), in our Annual Report on Form 10-K for the year ended December 29, 2018, we restated our consolidated financial statements and related disclosures for the years ended December 30, 2017 and December 31, 2016 and restated each of the quarterly and year-to-date periods for the nine months ended September 29, 2018 and for fiscal year 2017, following the identification of misstatements as a result of the internal investigation conducted. We do not believe that the misstatements were quantitatively material to any period presented in our prior financial statements. However, due to the qualitative nature of the matters identified in our internal investigation, including the number of years over which the misconduct occurred and the number of transactions, suppliers, and procurement employees involved, we determined that it would be appropriate to correct the misstatements in our previously issued consolidated financial statements by restating such financial statements. The restatement also included corrections for additional identified out-of-period and uncorrected misstatements in the impacted periods. As a result, we incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.
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
Sales of a substantial number of shares of our common stock in the public market, sales of our common stock by the Sponsors, or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. A sustained depression in the market price of our common stock has happened (which was a contributing factor to our decision to perform interim impairment tests for certain reporting units and brands in 2018 and 2019, for which we ultimately recorded impairment losses) and could in the future happen, which could also reduce our market capitalization below the book value of net assets, which could increase the likelihood of recognizing goodwill or indefinite-lived intangible asset impairment losses that could negatively affect our financial condition and results of operations.
Kraft Heinz, 3G Capital, and Berkshire Hathaway entered into a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by 3G Capital and Berkshire Hathaway, which represents all shares of our common stock held by the Sponsors as of the date of the closing of the 2015 Merger. As of December 28, 2019, registrable shares represented approximately 47% of all outstanding shares of our common stock. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, offers and sales of a large number of registrable shares may be made pursuant to an effective registration statement under the Securities Act in accordance with the terms of the registration rights agreement. Sales of our common stock by the Sponsors to other persons would likely result in an increase in the number of shares being traded in the public market and may increase the volatility of the price of our common stock.
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
Changes in financial and capital markets, including market disruptions, limited liquidity, uncertainty regarding Brexit in the transition period and beyond, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. Our U.S. dollar variable rate debt uses LIBOR as a benchmark for determining interest rates and the Financial Conduct Authority in the United Kingdom intends to phase out LIBOR by the end of 2021. While we do not expect that the transition from LIBOR, including any legal or regulatory changes made in response to its future phase out, or the risks related to its discontinuance will have a material effect on our financing costs, the impact is uncertain at this time.
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

A downgrade in our credit rating could adversely impact interest costs or access to future borrowings.
Our borrowing costs can be affected by short and long-term credit ratings assigned by rating organizations. A decrease in these credit ratings could limit our access to capital markets and increase our borrowing costs, which could materially and adversely affect our financial condition and operating results. On February 14, 2020, Moody’s Investor Services, Inc. (“Moody’s”) affirmed our long-term credit rating of Baa3 with a negative outlook and Fitch Ratings (“Fitch”) and S&P Global Ratings (“S&P”) downgraded our long-term credit rating from BBB- to BB+ with a stable outlook from Fitch and a negative outlook from S&P. The downgrades by Fitch and S&P reduce our senior debt below investment grade, potentially resulting in higher borrowing costs on future financings and potentially limiting access to our commercial paper program and other sources of funding which may result in us having to use more expensive sources of liquidity, such as our Senior Credit Facility. These downgrades do not constitute a default or event of default under our debt instruments. However, as two ratings agencies have downgraded our long-term credit rating to below investment grade status, we are subject to certain financial covenants in our 4.875% Second Lien Senior Secured Notes due February 15, 2025 (the “2025 Notes”).
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
We manufacture our products in our network of manufacturing and processing facilities located throughout the world. As of December 28, 2019, we operated 83 manufacturing and processing facilities. We own 80 and lease three of these facilities. Our manufacturing and processing facilities count by segment as of December 28, 2019 was:

	Owned	Leased
United States	40	1
Canada	1	1
EMEA	13	—
Rest of World	26	1
We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and are adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.
In 2019, we divested certain assets and operations, predominantly in Canada and India, including one owned manufacturing facility in Canada and one owned and one leased facility in India. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on these transactions.
Item 3. Legal Proceedings.
See Note 17, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on Nasdaq under the ticker symbol “KHC”. At February 8, 2020, there were approximately 47,000 holders of record of our common stock.
See Equity and Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of cash dividends declared on our common stock.
Comparison of Cumulative Total Return

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor's (“S&P”) 500 Index and the S&P Consumer Staples Food and Soft Drink Products, which we consider to be our peer group. Companies included in the S&P Consumer Staples Food and Soft Drink Products index change periodically and are presented on the basis of the index as it is comprised on December 28, 2019. This graph covers the period from July 6, 2015 (the first day our common stock began trading on Nasdaq) through December 27, 2019 (the last trading day of our fiscal year 2019). The graph shows total shareholder return assuming $100 was invested on July 6, 2015 and the dividends were reinvested on a daily basis.

	Kraft Heinz	S&P 500	S&P Consumer Staples Food and Soft Drink Products
July 6, 2015	$100.00	$100.00	$100.00
December 31, 2015	102.07	99.85	110.18
December 30, 2016	125.99	111.79	114.98
December 29, 2017	115.44	136.20	128.53
December 28, 2018	67.49	129.11	121.93
December 27, 2019	51.78	171.50	157.80
The above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Issuer Purchases of Equity Securities During the Three Months Ended December 28, 2019
Our share repurchase activity in the three months ended December 28, 2019 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/29/2019 - 11/2/2019	15,166	$27.84	—	$—
11/3/2019 - 11/30/2019	128,625	32.19	—	—
12/1/2019 - 12/28/2019	43,491	31.48	—	—
Total	187,282		—

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
Item 6. Selected Financial Data.
The following table presents selected consolidated financial data for the last five fiscal years. Our fiscal years 2019, 2018, 2017, and 2016 include a full year of Kraft Heinz results. Our fiscal year 2015 includes a full year of Heinz results and post-merger Kraft results.

					(Unaudited)
	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)(g)	January 3, 2016 (53 weeks)
	(in millions, except per share data)
Period Ended:
Net sales(a)	$24,977	$26,268	$26,076	$26,300	$18,318
Income/(loss)(b)(c)(d)	1,933	(10,254)	10,932	3,606	614
Income/(loss) attributable to common shareholders(b)(c)(d)	$1,935	(10,192)	10,941	3,416	(299)
Income/(loss) per common share:
Basic(b)(c)(d)	$1.59	(8.36)	8.98	2.81	(0.38)
Diluted(b)(c)(d)	1.58	(8.36)	8.91	2.78	(0.38)

				(Unaudited)
	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	January 3, 2016
	(in millions, except per share data)
As of:
Total assets(c)	101,450	103,461	120,092	120,617	123,110
Long-term debt(e)	28,216	30,770	28,308	29,712	25,148
Redeemable preferred stock(f)	—	—	—	—	8,320
Cash dividends per common share	1.60	2.50	2.45	2.35	1.70

(a)	The increase in net sales in 2016 compared to the prior year was primarily driven by the 2015 Merger.

(b)
The increases in income/(loss), income/(loss) attributable to common shareholders, and basic and diluted income/(loss) per common share in 2017 compared to 2016 were primarily driven by U.S. Tax Reform, which was enacted in December 2017. See Note 10, Income Taxes, in Item 8, Financial Statements and Supplementary Data, for additional information.

(c)
The decreases in income/(loss), income/(loss) attributable to common shareholders, and basic and diluted income/(loss) per common share in 2018 compared to 2017, and the decrease in total assets from December 30, 2017 to December 29, 2018, were primarily driven by non-cash impairment losses in 2018. See Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information.

(d)
The increases in income/(loss), income/(loss) attributable to common shareholders, and basic and diluted income/(loss) per common share in 2019 compared to 2018, were primarily driven by higher non-cash impairment losses in 2018. See Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information.

(e)	Amounts exclude the current portion of long-term debt.

(f)
On June 7, 2016, we redeemed all outstanding shares of our 9.00% cumulative compounding preferred stock, Series A. See Equity and Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, along with Note 19, Debt, and Note 20, Capital Stock, in Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information.

(g)
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
During the third quarter of 2019, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our EMEA, Latin America, and APAC zones to form the International zone. The International zone will be a reportable segment along with the United States and Canada in 2020. We also plan to move our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. These changes will be effective in the first quarter of 2020.
See Note 22, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, to the consolidated financial statements for our financial information by segment.
See below for discussion and analysis of our financial condition and results of operations for 2019 compared to 2018. See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 29, 2018 for a detailed discussion of our financial condition and results of operations for 2018 compared to 2017.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our 2019 results of operations reflect goodwill impairment losses of $1.2 billion and intangible asset impairment losses of $702 million compared to goodwill impairment losses of $7.0 billion and intangible asset impairment losses of $8.9 billion in 2018. See Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information on these impairment losses.
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
Consolidated Results of Operations
Summary of Results:

	December 28, 2019	December 29, 2018	% Change
	(in millions, except per share data)
Net sales	$24,977	$26,268	(4.9)%
Operating income/(loss)	3,070	(10,205)	130.1%
Net income/(loss) attributable to common shareholders	1,935	(10,192)	119.0%
Diluted EPS	1.58	(8.36)	118.9%

Net Sales:

	December 28, 2019	December 29, 2018	% Change
	(in millions)
Net sales	$24,977	$26,268	(4.9)%
Organic Net Sales(a)	24,961	25,393	(1.7)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2019 Compared to Fiscal Year 2018:
Net sales decreased 4.9% to $25.0 billion in 2019 compared to $26.3 billion in 2018 primarily due to the unfavorable impacts of foreign currency (1.9 pp) and acquisitions and divestitures (1.3 pp). Organic Net Sales decreased 1.7% to $25.0 billion in 2019 compared to $25.4 billion in 2018 due to unfavorable volume/mix (1.8 pp), partially offset by higher pricing (0.1 pp). Volume/mix was unfavorable in the United States, Rest of World, and EMEA, which was partially offset by growth in Canada. Higher pricing in the United States and Rest of World was partially offset by lower pricing in Canada, while pricing in EMEA was flat.
Net Income/(Loss):

	December 28, 2019	December 29, 2018	% Change
	(in millions)
Operating income/(loss)	$3,070	$(10,205)	130.1%
Net income/(loss) attributable to common shareholders	1,935	(10,192)	119.0%
Adjusted EBITDA(a)	6,064	7,024	(13.7)%

(a)	Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2019 Compared to Fiscal Year 2018:
Operating income/(loss) increased 130.1% to income of $3.1 billion in 2019 compared to a loss of $10.2 billion in 2018. This increase was primarily driven by lower impairment losses in the current year. Impairment losses were $1.9 billion in 2019 compared to $15.9 billion in 2018. Excluding the impact of these impairment losses, operating income/(loss) decreased by $762 million primarily due to lower Organic Net Sales, higher supply chain costs, the unfavorable impact of foreign currency (0.8 pp), higher general corporate expenses, and the unfavorable impact of divestitures, partially offset by lower restructuring expenses in the current period. See Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information on our impairment losses.
Net income/(loss) attributable to common shareholders increased 119.0% to income of $1.9 billion in 2019 compared to a loss of $10.2 billion in 2018. This change was driven by the operating income/(loss) factors described above (primarily lower impairment losses in 2019 compared to 2018) and favorable impacts in other expense/(income), partially offset by a higher effective tax rate and higher interest expense, detailed as follows.

•
Other expense/(income) was $952 million of income in 2019 compared to $168 million of income in 2018. This increase was primarily driven by a $420 million net gain on sales of businesses in 2019 compared to a $15 million loss on sale of our South Africa subsidiary in 2018, a $162 million non-cash settlement charge in the prior year related to the wind-up of our Canadian salaried and Canadian hourly defined benefit pension plans, and a $136 million decrease in nonmonetary currency devaluation losses related to our Venezuelan operations as compared to the prior year period. The $420 million net gain on sales of businesses in 2019 consisted of a $249 million gain on the sale of Heinz India Private Limited (“Heinz India”) (“Heinz India Transaction”), a $242 million gain on the sale of certain assets in our natural cheese business in Canada (“Canada Natural Cheese Transaction”), and a $71 million loss on an anticipated sale of a subsidiary within our Rest of World segment.

•
The effective tax rate was 27.4% in 2019 on pre-tax income compared to 9.4% in 2018 on a pre-tax loss. The 2019 effective tax rate was higher primarily driven by lower non-deductible goodwill impairments, partially offset by a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and a decrease in unfavorable rate reconciling items. Current year unfavorable impacts primarily related to non-deductible goodwill impairments, the impact of the federal tax on global intangible low-taxed income (“GILTI”), an increase in uncertain tax position reserves, the establishment of certain state valuation allowance reserves, and the tax impacts from the Heinz India and Canada Natural Cheese Transactions. These impacts were partially offset by the reversal of certain withholding tax obligations and changes in estimates of certain 2018 U.S. income and deductions.

•
Interest expense was $1.4 billion in 2019 compared to $1.3 billion in 2018. This increase was primarily driven by a $98 million loss on extinguishment of debt recognized in connection with our debt tender offers and redemptions completed in 2019. Excluding the impact of the loss on extinguishment of debt, interest expense was generally flat as compared to the prior year period.

Adjusted EBITDA decreased 13.7% to $6.1 billion in 2019 compared to $7.0 billion in 2018. This decrease was primarily due to lower Organic Net Sales, higher supply chain costs, the unfavorable impact of foreign currency (2.8 pp), higher general corporate expenses, and the unfavorable impact of divestitures.
Diluted EPS:

	December 28, 2019	December 29, 2018	% Change
	(in millions, except per share data)
Diluted EPS	$1.58	$(8.36)	118.9%
Adjusted EPS(a)	2.85	3.51	(18.8)%

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2019 Compared to Fiscal Year 2018:
Diluted EPS increased 118.9% to earnings of $1.58 in 2019 compared to a loss of $8.36 in 2018 primarily driven by the net income/(loss) attributable to common shareholders factors discussed above.

	December 28, 2019	December 29, 2018	$ Change	% Change
Diluted EPS	$1.58	$(8.36)	$9.94	118.9%
Integration and restructuring expenses	0.07	0.32	(0.25)
Deal costs	0.02	0.02	—
Unrealized losses/(gains) on commodity hedges	(0.04)	0.01	(0.05)
Impairment losses	1.38	11.28	(9.90)
Losses/(gains) on sale of business	(0.23)	0.01	(0.24)
Other losses/(gains) related to acquisitions and divestitures	—	0.02	(0.02)
Nonmonetary currency devaluation	0.01	0.12	(0.11)
Debt prepayment and extinguishment costs	0.06	—	0.06
U.S. Tax Reform discrete income tax expense/(benefit)	—	0.09	(0.09)
Adjusted EPS(a)	$2.85	$3.51	$(0.66)	(18.8)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.64)
Results of divested operations			(0.05)
Interest expense			0.01
Other expense/(income)			0.02
			$(0.66)

(a)	Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 18.8% to $2.85 in 2019 compared to $3.51 in 2018 primarily due to lower Adjusted EBITDA and higher depreciation and amortization expenses, partially offset by favorable changes in other expense/(income) and lower interest expense.

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
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income/(loss), rather than accumulated other comprehensive income/(losses) on the balance sheet, until such time as the economy is no longer considered highly inflationary. The exchange gains and losses from remeasurement are recorded in current net income/(loss) and are classified within other expense/(income), as nonmonetary currency devaluation. See Note 15, Venezuela - Foreign Currency and Inflation, and Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for additional information.
Net Sales:

	December 28, 2019	December 29, 2018
	(in millions)
Net sales:
United States	$17,756	$18,122
Canada	1,882	2,173
EMEA	2,551	2,718
Rest of World	2,788	3,255
Total net sales	$24,977	$26,268
Organic Net Sales:

	December 28, 2019	December 29, 2018
	(in millions)
Organic Net Sales(a):
United States	$17,756	$18,122
Canada	1,700	1,732
EMEA	2,666	2,697
Rest of World	2,839	2,842
Total Organic Net Sales	$24,961	$25,393

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
2019 Compared to 2018
United States	(2.0)%	0.0 pp	0.0 pp	(2.0)%	0.4 pp	(2.4) pp
Canada	(13.4)%	(2.1) pp	(9.4) pp	(1.9)%	(3.4) pp	1.5 pp
EMEA	(6.2)%	(4.3) pp	(0.7) pp	(1.2)%	0.0 pp	(1.2) pp
Rest of World	(14.3)%	(10.3) pp	(3.9) pp	(0.1)%	1.2 pp	(1.3) pp
Kraft Heinz	(4.9)%	(1.9) pp	(1.3) pp	(1.7)%	0.1 pp	(1.8) pp

Adjusted EBITDA:

	December 28, 2019	December 29, 2018
	(in millions)
Segment Adjusted EBITDA:
United States	$4,809	$5,218
Canada	487	608
EMEA	661	724
Rest of World	363	635
General corporate expenses	(256)	(161)
Depreciation and amortization (excluding integration and restructuring expenses)	(985)	(919)
Integration and restructuring expenses	(102)	(297)
Deal costs	(19)	(23)
Unrealized gains/(losses) on commodity hedges	57	(21)
Impairment losses	(1,899)	(15,936)
Equity award compensation expense (excluding integration and restructuring expenses)	(46)	(33)
Operating income	3,070	(10,205)
Interest expense	1,361	1,284
Other expense/(income)	(952)	(168)
Income/(loss) before income taxes	$2,661	$(11,321)
United States:

	December 28, 2019	December 29, 2018	% Change
	(in millions)
Net sales	$17,756	$18,122	(2.0)%
Organic Net Sales(a)	17,756	18,122	(2.0)%
Segment Adjusted EBITDA	4,809	5,218	(7.8)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2019 Compared to Fiscal Year 2018:
Net sales and Organic Net Sales both decreased 2.0% to $17.8 billion in 2019 compared to $18.1 billion in 2018. This decrease was primarily due to unfavorable volume/mix (2.4 pp), partially offset by higher pricing (0.4 pp). Unfavorable volume/mix was primarily due to unfavorable changes in retail inventory levels versus the prior year and lower shipments in meat, cheese, and coffee, partially offset by growth in nuts as well as condiments and sauces. Higher pricing was primarily driven by price increases to reflect higher key-commodity costs for meat and cheese, which more than offset lower key-commodity driven pricing on coffee and nuts.
Segment Adjusted EBITDA decreased 7.8% to $4.8 billion in 2019 compared to $5.2 billion in 2018. This decrease was primarily due to lower Organic Net Sales, cost inflation in procurement and manufacturing, strategic investments, and supply chain losses.
Canada:

	December 28, 2019	December 29, 2018	% Change
	(in millions)
Net sales	$1,882	$2,173	(13.4)%
Organic Net Sales(a)	1,700	1,732	(1.9)%
Segment Adjusted EBITDA	487	608	(19.9)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Fiscal Year 2019 Compared to Fiscal Year 2018:
Net sales decreased 13.4% to $1.9 billion in 2019 compared to $2.2 billion in 2018 primarily due to the unfavorable impacts of acquisitions and divestitures (9.4 pp) and foreign currency (2.1 pp). Organic Net Sales decreased 1.9% to $1.7 billion in 2019 compared to $1.7 billion in 2018 due to lower pricing (3.4 pp), partially offset by favorable volume/mix (1.5 pp). Pricing was lower across categories, primarily due to higher promotional costs versus the prior year, particularly in condiments and sauces and cheese. Favorable volume/mix was primarily driven by growth in condiments and sauces, spreads, and cheese.
Segment Adjusted EBITDA decreased 19.9% to $487 million in 2019 compared to $608 million in 2018 partially due to the unfavorable impact of foreign currency (1.9 pp). Excluding the currency impact, Segment Adjusted EBITDA decreased primarily due to lower Organic Net Sales, the Canada Natural Cheese Transaction which closed on July 2, 2019, and higher input costs.
EMEA:

	December 28, 2019	December 29, 2018	% Change
	(in millions)
Net sales	$2,551	$2,718	(6.2)%
Organic Net Sales(a)	2,666	2,697	(1.2)%
Segment Adjusted EBITDA	661	724	(8.7)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2019 Compared to Fiscal Year 2018:
Net sales decreased 6.2% to $2.6 billion in 2019 compared to $2.7 billion in 2018 driven by the unfavorable impacts of foreign currency (4.3 pp) and acquisitions and divestitures (0.7 pp). Organic Net Sales decreased 1.2% to $2.7 billion in 2019 compared to $2.7 billion in 2018 due to unfavorable volume/mix (1.2 pp) while pricing was flat versus 2018. Unfavorable volume/mix was primarily due to the adverse impact of extended negotiations with key retailers, lower shipments of meals, and ongoing weakness in infant nutrition, partially offset by foodservice growth. Pricing was flat primarily due to lower pricing in infant nutrition, partially offset by price increases in meals.
Segment Adjusted EBITDA decreased 8.7% to $661 million in 2019 compared to $724 million in 2018, including the unfavorable impact of foreign currency (4.2 pp). Excluding the currency impact, the decrease was primarily due to higher supply chain costs in the current year and the benefit from the postemployment benefits accounting change in the prior year.
Rest of World:

	December 28, 2019	December 29, 2018	% Change
	(in millions)
Net sales	$2,788	$3,255	(14.3)%
Organic Net Sales(a)	2,839	2,842	(0.1)%
Segment Adjusted EBITDA	363	635	(42.8)%

(a)	Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2019 Compared to Fiscal Year 2018:
Net sales decreased 14.3% to $2.8 billion in 2019 compared to $3.3 billion in 2018 due to the unfavorable impact of foreign currency (10.3 pp, including 6.9 pp from the devaluation of the Venezuelan bolivar) and the unfavorable impact of acquisitions and divestitures (3.9 pp). Organic Net Sales decreased 0.1% to $2.8 billion in 2019 compared to $2.8 billion in 2018 primarily due to unfavorable volume/mix (1.3 pp), partially offset by higher pricing (1.2 pp). Unfavorable volume/mix was due to ongoing weakness in infant nutrition, partially offset by growth in condiments and sauces. Higher pricing was primarily driven by price increases in Brazil and Mexico.
Segment Adjusted EBITDA decreased 42.8% to $363 million in 2019 compared to $635 million in 2018, including the unfavorable impact of foreign currency (22.6 pp, including 20.8 pp from the devaluation of the Venezuelan bolivar) and costs not expected to repeat, from a combination of higher labor-related expenses from the impact of the Holidays Act in New Zealand, as well as asset- and inventory-related write-offs in Australia, New Zealand, and Latin America. Excluding these factors, the decrease in Segment Adjusted EBITDA was primarily due to higher supply chain costs and the Heinz India Transaction which closed on January 30, 2019.

Critical Accounting Estimates
Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, includes a summary of the significant accounting policies we used to prepare our consolidated financial statements. The following is a review of the more significant assumptions and estimates as well as accounting policies we used to prepare our consolidated financial statements.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. We recorded advertising expenses of $534 million in 2019, $584 million in 2018, and $629 million in 2017, which represented costs to obtain physical advertisement spots in television, radio, print, digital, and social channels. We also incur other advertising and marketing costs such as shopper marketing, sponsorships, and agency advertisement conception, design, and public relations fees. Total advertising and marketing costs were $1.1 billion in 2019, 2018, and 2017.
Goodwill and Intangible Assets:
We maintain 19 reporting units, 11 of which comprise our goodwill balance. These 11 reporting units had an aggregate carrying amount of $35.5 billion as of December 28, 2019. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $43.4 billion as of December 28, 2019.
We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our reporting units or brands might become impaired in the future. We are currently actively reviewing the enterprise strategy for the Company. As part of this strategic review, we expect to develop updates to the five-year operating plan in 2020, which could impact the allocation of investments among reporting units and brands and impact growth expectations and fair value estimates. Additionally, as a result of this strategic review process, we could decide to divest certain non-strategic assets. As a result, the ongoing development of the enterprise strategy and underlying detailed business plans could lead to the impairment of one or more of our reporting units or brands in the future, or a decision to amortize indefinite-lived intangible assets over a defined period of time.
As detailed in Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, we recorded impairment losses related to goodwill and indefinite-lived intangible assets in the current year and in the prior year. Our reporting units and brands that were impaired in 2018 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units and brands that have 20% or less excess fair value over carrying amount as of their latest 2019 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $32.4 billion as of their latest 2019 impairment testing date and included U.S. Grocery, U.S. Refrigerated, U.S. Foodservice, Canada Retail, Canada Foodservice, Latin America Exports, and EMEA East. Reporting units with between 10-20% fair value over carrying amount had an aggregate goodwill carrying amount of $676 million as of their latest 2019 impairment testing date and included Continental Europe and Northeast Asia. The aggregate goodwill carrying amount of reporting units with fair value over carrying amount between 20-50% was $2.4 billion and there were no reporting units with fair value over carrying amount in excess of 50% as of their latest 2019 impairment testing date. Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $26.2 billion as of their latest 2019 impairment testing date and included: Kraft, Philadelphia, Velveeta, Lunchables, Miracle Whip, Planters, Maxwell House, Cool Whip, and ABC. Brands with between 10-20% fair value over carrying amount had an aggregate carrying amount of $3.7 billion as of their latest 2019 impairment testing date and included Oscar Mayer, Jet Puffed, Wattie’s, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion as of their latest 2019 impairment testing date. Although the remaining brands, with a carrying value of $9.2 billion, have more than 50% excess fair value over carrying amount as of their latest 2019 impairment testing date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any estimates, market factors, or assumptions, including those related to our enterprise strategy or business plans, change in the future, these amounts are also susceptible to impairments.
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

The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and brands with 10% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the latest 2019 impairment testing date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$32.4	6.8%	10.3%	1.0%	4.0%
Brands (excess earnings method)	19.4	7.7%	7.8%	0.8%	2.0%
Brands (relief from royalty method)	6.8	7.0%	10.7%	0.5%	3.5%	7.0%	20.0%
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and brands with between 10-20% excess fair value over carry amount, as well as the goodwill or brand carrying amounts, as of the latest 2019 impairment testing date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$0.7	6.5%	11.3%	2.5%	3.5%
Brands (excess earnings method)	3.3	7.8%	7.8%	1.0%	1.0%
Brands (relief from royalty method)	0.4	7.6%	10.3%	1.3%	4.0%	1.0%	17.0%
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates, long-term growth rates, and royalty rates on the fair values of our reporting units and brands with 10% or less excess fair value over carrying amount and between 10-20% excess fair value over carrying amount. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 10% or less excess fair value over carrying amount, as of the latest 2019 impairment testing date for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(5.5)	$6.6	$2.7	$(2.4)
Brands (excess earnings method)	(1.4)	1.7	0.6	(0.6)
Brands (relief from royalty method)	(0.5)	0.6	0.2	(0.2)	$0.6	$(0.6)
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with between 10-20% excess fair value over carrying amount, as of the latest 2019 impairment testing date for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point				100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(0.2)	$0.2	$0.1	$(0.1)
Brands (excess earnings method)	(0.3)	0.3	0.1	(0.1)
Brands (relief from royalty method)	—	—	—	—	$0.1	$(0.1)

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
See Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for our impairment testing results.
Postemployment Benefit Plans:
We maintain various retirement plans for the majority of our employees. These include pension benefits, postretirement health care benefits, and defined contribution benefits. The cost of these plans is charged to expense over an appropriate term based on, among other things, the cost component and whether the plan is active or inactive. Changes in the fair value of our plan assets result in net actuarial gains or losses. These net actuarial gains and losses are deferred into accumulated other comprehensive income/(losses) and amortized within other expense/(income) in future periods using the corridor approach. The corridor is 10% of the greater of the market-related value of the plan’s asset or projected benefit obligation. Any actuarial gains and losses in excess of the corridor are then amortized over an appropriate term based on whether the plan is active or inactive.
For our postretirement benefit plans, our 2020 health care cost trend rate assumption will be 6.5%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate the weighted average assumed ultimate trend rate will be 4.9%. The year in which the ultimate trend rate is reached varies by plan, ranging between the years 2020 and 2030. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have had the following effects, increase/(decrease) in cost and obligation, as of December 28, 2019 (in millions):

	One-Percentage-Point
	Increase	(Decrease)
Effect on annual service and interest cost	$3	$(2)
Effect on postretirement benefit obligation	55	(47)
Our 2020 discount rate assumption will be 3.3% for service cost and 2.7% for interest cost for our postretirement plans. Our 2020 discount rate assumption will be 3.6% for service cost and 3.0% for interest cost for our U.S. pension plans and 2.5% for service cost and 1.8% for interest cost for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
Our 2020 expected return on plan assets will be 4.7% (net of applicable taxes) for our postretirement plans. Our 2020 expected rate of return on plan assets will be 4.5% for our U.S. pension plans and 3.8% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by re-balancing between asset classes as we make contributions and monthly benefit payments.
While we do not anticipate further changes in the 2020 assumptions for our U.S. and non-U.S. pension and postretirement benefit plans, as a sensitivity measure, a 100-basis-point change in our discount rate or a 100-basis-point change in the expected rate of return on plan assets would have the following effects, increase/(decrease) in cost (in millions):

	U.S. Plans		Non-U.S. Plans
	100-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease
Effect of change in discount rate on pension costs	$11	$(27)	$8	$(5)
Effect of change in expected rate of return on plan assets on pension costs	(47)	47	(28)	28
Effect of change in discount rate on postretirement costs	(8)	6	(1)	(1)
Effect of change in expected rate of return on plan assets on postretirement costs	(11)	11	—	—

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
New Accounting Pronouncements
See Note 3, New Accounting Standards, in Item 8, Financial Statements and Supplementary Data, for a discussion of new accounting pronouncements.
Contingencies
See Note 17, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for a discussion of our contingencies.
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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. In 2019, we experienced cost increases for dairy and meat, while costs for nuts and coffee decreased. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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

Liquidity and Capital Resources
On February 14, 2020, Fitch and S&P downgraded our long-term credit rating from BBB- to BB+ with a stable outlook from Fitch and a negative outlook from S&P. As a result of the downgrades, our ability to borrow under our commercial paper program may be adversely affected for a period of time due to limitations on or elimination of our ability to access the commercial paper market. In addition, we could experience an increase in interest costs as a result of the downgrades. We do not expect any change in our plans to access liquidity over the next year as a result of the downgrades. These downgrades do not constitute a default or event of default under any of our debt instruments. Limitations on or elimination of our ability to access the commercial paper program may require us to borrow under the Senior Credit Facility, if necessary to meet liquidity needs. Our ability to borrow under the Senior Credit Facility is not affected by the downgrades.
We believe that cash generated from our operating activities and Senior Credit Facility will provide sufficient liquidity to meet our working capital needs, future contractual obligations (including repayments of long-term debt), payment of our anticipated quarterly dividends, planned capital expenditures, restructuring expenditures, and contributions to our postemployment benefit plans. An additional potential source of liquidity is access to capital markets. We intend to use our cash on hand for daily funding requirements and access to our Senior Credit Facility, if necessary. Overall, while we are not currently eligible to use a registration statement on Form S-3 for any public offerings of registered debt or equity securities to raise capital, we do not expect our ineligibility to use a registration statement on Form S-3 to have any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Cash Flow Activity for 2019 Compared to 2018:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $3.6 billion for the year ended December 28, 2019 compared to $2.6 billion for the year ended December 29, 2018. This increase was primarily driven by higher collections on trade receivables resulting from the reduction of receivables recorded as a non-cash exchange for sold receivables as we unwound all of our accounts receivable securitization and factoring programs (the “Programs”) in 2018 and as our trade receivables balance was higher at the end of 2018 compared to the end of 2017. This increase was partially offset by a federal tax refund received in the prior year, tax payments associated with the Heinz India Transaction, and increased cash payments for employee bonuses in 2019. See Note 16, Financing Arrangements, in Item 8, Financial Statements and Supplementary Data, for additional information on our Programs.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $1.5 billion for the year ended December 28, 2019 compared to $288 million for the year ended December 29, 2018. This increase was primarily driven by proceeds from our Canada Natural Cheese Transaction and Heinz India Transaction, proceeds from our net investment hedges, lower capital expenditures, and lower cash payments to acquire businesses year over year. These increases in cash provided by investing activities were partially offset by lower cash collections on previously sold receivables, as we unwound all of our Programs in 2018. We expect 2020 capital expenditures to be approximately $750 million. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on the Canada Natural Cheese Transaction, the Heinz India Transaction, and our acquisitions.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $3.9 billion for the year ended December 28, 2019 compared to $3.4 billion for the year ended December 29, 2018. This increase was primarily driven by higher repayments of long-term debt and higher debt prepayment and extinguishment costs, primarily related to our tender offers in September 2019 and debt redemptions in October 2019. These increases to net cash used for financing activities were partially offset by decreased cash distributions related to our dividends and lower net repayments of commercial paper. Proceeds from long-term debt issuances were mostly flat year over year. See Note 18, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our tender offers. See Equity and Dividends in this item for additional information on our dividends.
Cash Held by International Subsidiaries:
Of the $2.3 billion cash and cash equivalents on our consolidated balance sheet at December 28, 2019, $869 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to our 2018 and 2019 accumulated earnings of certain international subsidiaries is approximately $70 million.

Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. As of December 28, 2019, we have recorded a deferred tax liability of $20 million on approximately $300 million of historic earnings related to local withholding taxes that will be owed when this cash is distributed. As of December 29, 2018, we had recorded a deferred tax liability of $78 million on $1.2 billion of historic earnings. The decreases in our deferred tax liability and historic earnings are primarily due to repatriation. Related to these distributions, we reduced our historic earnings by approximately $700 million and recorded tax expenses of approximately $40 million and reduced the deferred tax liability accordingly. Additionally, we reduced our historic earnings by approximately $110 million following the ratification of the U.S. tax treaty with Spain, which eliminated withholding tax on Spanish distributions and resulted in a tax benefit of approximately $11 million and a corresponding decrease in our deferred tax liability. Finally, we reduced our historic earnings by approximately $30 million related to a held for sale business in our Rest of World segment, which resulted in a tax benefit of approximately $6 million.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $370 million at December 28, 2019 and $440 million at December 29, 2018.
Borrowing Arrangements:
We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at December 28, 2019 or at December 29, 2018. The maximum amount of commercial paper outstanding during the year ended December 28, 2019 was $200 million.
We maintain our $4.0 billion Senior Credit Facility, and subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. No amounts were drawn on our Senior Credit Facility at December 28, 2019, at December 29, 2018, or during the years ended December 28, 2019, December 29, 2018, and December 30, 2017. The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of December 28, 2019.
Long-Term Debt:
Our long-term debt, including the current portion, was $29.2 billion at December 28, 2019 and $31.1 billion at December 29, 2018. This decrease was primarily related to the $2.9 billion aggregate principal amount of certain senior notes and second lien senior secured notes that were validly tendered in September 2019, the redemption of approximately $1.5 billion aggregate principal amount of senior notes in October 2019, and the repayment of $350 million aggregate principal amount of senior notes that matured in August 2019. These decreases to long-term debt were partially offset by the $3.0 billion aggregate principal amount of senior notes issued in September 2019. We used the proceeds from the issuance of these senior notes, together with cash on hand, to fund our tender offers in September 2019 and to pay fees and expenses in connection therewith, and to fund the partial redemption of $1.3 billion aggregate principal amount of our 2.800% senior notes due July 2020 and 300 million Canadian dollar senior notes due July 2020.
We repaid approximately $405 million aggregate principal amount of senior notes on February 10, 2020. We have aggregate principal amount of senior notes of approximately 500 million Canadian dollars and $200 million maturing in July 2020. We expect to fund these long-term debt repayments primarily with cash on hand and cash generated from our operating activities.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of December 28, 2019.
See Note 18, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information related to our long-term debt.
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
See Note 16, Financing Arrangements, in Item 8, Financial Statements and Supplementary Data, for a discussion of our Programs and other financing arrangements.
Aggregate Contractual Obligations:
The following table summarizes our contractual obligations at December 28, 2019 (in millions):

	Payments Due
	2020	2021-2022	2023-2024	2025 and Thereafter	Total
Long-term debt(a)	2,222	5,394	4,434	35,773	47,823
Finance leases(b)	33	96	17	80	226
Operating leases(c)	163	210	108	156	637
Purchase obligations(d)	1,324	1,038	493	89	2,944
Other long-term liabilities(e)	47	87	125	155	414
Total	3,789	6,825	5,177	36,253	52,044

(a)
Amounts represent the expected cash payments of our long-term debt, including interest on variable and fixed rate long-term debt. Interest on variable rate long-term debt is calculated based on interest rates at December 28, 2019.

(b)	Amounts represent the expected cash payments of our finance leases, including expected cash payments of interest expense.

(c)	Operating leases represent the minimum rental commitments under non-cancellable operating leases net of sublease income.

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

Pension plan contributions were $19 million in 2019. We estimate that 2020 pension plan contributions will be approximately $19 million. Beyond 2020, we are unable to reliably estimate the timing of contributions to our pension plans. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors. As such, estimated pension plan contributions for 2020 have been excluded from the above table.
Postretirement benefit plan contributions were $12 million in 2019. We estimate that 2020 postretirement benefit plan contributions will be approximately $15 million. Beyond 2020, we are unable to reliably estimate the timing of contributions to our postretirement benefit plans. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors. As such, estimated postretirement benefit plan contributions for 2020 have been excluded from the above table.
At December 28, 2019, the amount of net unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $468 million. The timing of payments will depend on the progress of examinations with tax authorities. We do not expect a significant tax payment related to these obligations within the next year. We are unable to make a reasonably reliable estimate as to if or when any significant cash settlements with taxing authorities may occur; therefore, we have excluded the amount of net unrecognized tax benefits from the above table.

Equity and Dividends
We paid common stock dividends of $2.0 billion in 2019, $3.2 billion in 2018, and $2.9 billion in 2017. Additionally, on February 13, 2020, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on March 27, 2020 to shareholders of record on March 13, 2020.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
2019
United States	$17,756	$—	$—	$17,756
Canada	1,882	(45)	227	1,700
EMEA	2,551	(115)	—	2,666
Rest of World	2,788	(102)	51	2,839
Kraft Heinz	$24,977	$(262)	$278	$24,961

2018
United States	$18,122	$—	$—	$18,122
Canada	2,173	—	441	1,732
EMEA	2,718	—	21	2,697
Rest of World	3,255	243	170	2,842
Kraft Heinz	$26,268	$243	$632	$25,393

Year-over-year growth rates
United States	(2.0)%	0.0 pp	0.0 pp	(2.0)%	0.4 pp	(2.4) pp
Canada	(13.4)%	(2.1) pp	(9.4) pp	(1.9)%	(3.4) pp	1.5 pp
EMEA	(6.2)%	(4.3) pp	(0.7) pp	(1.2)%	0.0 pp	(1.2) pp
Rest of World	(14.3)%	(10.3) pp	(3.9) pp	(0.1)%	1.2 pp	(1.3) pp
Kraft Heinz	(4.9)%	(1.9) pp	(1.3) pp	(1.7)%	0.1 pp	(1.8) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
2018
United States	$18,122	$—	$—	$18,122
Canada	2,173	(5)	443	1,735
EMEA	2,718	66	19	2,633
Rest of World	3,255	(75)	334	2,996
Kraft Heinz	$26,268	$(14)	$796	$25,486

2017
United States	$18,230	$—	$—	$18,230
Canada	2,177	—	430	1,747
EMEA	2,585	—	56	2,529
Rest of World	3,084	144	165	2,775
Kraft Heinz	$26,076	$144	$651	$25,281

Year-over-year growth rates
United States	(0.6)%	0.0 pp	0.0 pp	(0.6)%	(0.9) pp	0.3 pp
Canada	(0.2)%	(0.3) pp	0.7 pp	(0.6)%	(0.4) pp	(0.2) pp
EMEA	5.1%	2.5 pp	(1.5) pp	4.1%	0.9 pp	3.2 pp
Rest of World	5.6%	(7.6) pp	5.2 pp	8.0%	6.1 pp	1.9 pp
Kraft Heinz	0.7%	(0.6) pp	0.5 pp	0.8%	0.0 pp	0.8 pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	December 28, 2019	December 29, 2018	December 30, 2017
Net income/(loss)	$1,933	$(10,254)	$10,932
Interest expense	1,361	1,284	1,234
Other expense/(income)	(952)	(168)	(627)
Provision for/(benefit from) income taxes	728	(1,067)	(5,482)
Operating income/(loss)	3,070	(10,205)	6,057
Depreciation and amortization (excluding integration and restructuring expenses)	985	919	907
Integration and restructuring expenses	102	297	583
Deal costs	19	23	—
Unrealized losses/(gains) on commodity hedges	(57)	21	19
Impairment losses	1,899	15,936	49
Equity award compensation expense (excluding integration and restructuring expenses)	46	33	49
Adjusted EBITDA	$6,064	$7,024	$7,664

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	December 28, 2019	December 29, 2018	December 30, 2017
Diluted EPS	$1.58	$(8.36)	$8.91
Integration and restructuring expenses(a)	0.07	0.32	0.24
Deal costs(b)	0.02	0.02	—
Unrealized losses/(gains) on commodity hedges(c)	(0.04)	0.01	0.01
Impairment losses(d)	1.38	11.28	0.03
Losses/(gains) on sale of business(e)	(0.23)	0.01	—
Other losses/(gains) related to acquisitions and divestitures(f)	—	0.02	—
Nonmonetary currency devaluation(g)	0.01	0.12	0.03
Debt prepayment and extinguishment costs(h)	0.06	—	—
U.S. Tax Reform discrete income tax expense/(benefit)(i)	—	0.09	(5.72)
Adjusted EPS	$2.85	$3.51	$3.50

(a)
Gross expenses included in integration and restructuring expenses were $108 million in 2019 ($83 million after-tax), $460 million in 2018 ($396 million after-tax) and $434 million in 2017 ($305 million after-tax) and were recorded in the following income statement line items:

•	Cost of products sold included $48 million in 2019, $194 million in 2018, and $464 million in 2017;

•	SG&A included $54 million in 2019, $103 million in 2018, and $119 million in 2017; and

•	Other expense/(income) included expense of $6 million in 2019, expense of $163 million in 2018, and income of $149 million in 2017.

(b)	Gross expenses included in deal costs were $19 million in 2019 ($18 million after-tax) and $23 million in 2018 ($19 million after-tax) and were recorded in the following income statement line items:

•	Cost of products sold included $4 million in 2018; and

•	SG&A included $19 million in 2019 and $19 million in 2018.

(c)
Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $57 million in 2019 ($43 million after-tax) and expenses of $21 million in 2018 ($16 million after-tax) and $19 million in 2017 ($12 million after-tax) and were recorded in cost of products sold.

(d)	Gross impairment losses, which were recorded in SG&A, included the following:

•	Goodwill impairment losses of $1.2 billion in 2019 ($1.2 billion after-tax) and $7.0 billion in 2018 ($7.0 billion after-tax); and

•	Intangible asset impairment losses of $702 million in 2019 ($537 million after-tax), $8.9 billion in 2018 ($6.8 billion after-tax), and $49 million in 2017 ($36 million after-tax).

(e)
Gross expenses/(income) included in losses/(gains) on sale of business were income of $420 million in 2019 ($275 million after-tax) and losses of $15 million in 2018 ($15 million after-tax) and were recorded in other expense/(income).

(f)
Gross expenses/(income) included in other losses/(gains) related to acquisitions and divestitures were income of $5 million in 2019 ($5 million after-tax) and expenses of $27 million in 2018 ($15 million after-tax) and were recorded in the following income statement line items:

•	Interest expense included $1 million in 2019 and $3 million in 2018;

•	Other expense/(income) included income of $6 million in 2019 and expenses of $17 million in 2018; and

•	Provision for/(benefit from) income taxes included $7 million in 2018.

(g)
Gross expenses included in nonmonetary currency devaluation were $10 million in 2019 ($10 million after-tax), $146 million in 2018 ($146 million after-tax), and $36 million in 2017 ($36 million after-tax) and were recorded in other expense/(income).

(h)	Gross expenses included in debt prepayment and extinguishment costs were $98 million in 2019 ($73 million after-tax) and were recorded in interest expense.

(i)
U.S. Tax Reform discrete income tax expense/(benefit) was an expense of $104 million in 2018 and a benefit of $7.0 billion in 2017. Expenses in 2018 primarily related to the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform. These expenses were partially offset by net benefits related to changes in U.S. tax reserves, U.S. Tax Reform measurement period adjustments, changes in estimates of certain 2017 U.S. income tax deductions, and the release of valuation allowances related to foreign tax credits. The benefit in 2017 was related to the enactment of U.S. Tax Reform. See Note 10, Income Taxes, in Item 8, Financial Statements and Supplementary Data, for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks from adverse changes in commodity prices, foreign exchange rates, and interest rates. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that volatility in these markets may have on our operating results. We maintain risk management policies that principally use derivative financial instruments to reduce significant, unanticipated fluctuations in earnings and cash flows that may arise from variations in commodity prices, foreign currency exchange rates, and interest rates. We manage market risk by incorporating parameters within our risk management strategy that limit the types of derivative instruments, the derivative strategies we use, and the degree of market risk that we hedge with derivative instruments. See Note 2, Significant Accounting Policies, and Note 13, Financial Instruments, in Item 8, Financial Statements and Supplementary Data, for details of our market risk management policies and the financial instruments used to hedge those exposures.
When we use financial instruments, we are exposed to credit risk that a counterparty might fail to fulfill its performance obligations under the terms of our agreement. We minimize our credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty, and monitoring the financial condition of our counterparties. We maintain a policy of requiring that all significant, non-exchange traded derivative contracts are governed by an International Swaps and Derivatives Association master agreement. By policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.
Effect of Hypothetical 10% Fluctuation in Market Prices:
The potential gain or loss on the fair value of our outstanding commodity contracts, foreign exchange contracts, and cross-currency swap contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	December 28, 2019	December 29, 2018
Commodity contracts	$43	$38
Foreign currency contracts	73	100
Cross-currency swap contracts	412	402
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
Effect of Hypothetical 1% Fluctuation in LIBOR and CDOR:
Based on our current variable rate debt balance as of December 28, 2019, a hypothetical 1% increase in LIBOR and CDOR would increase our annual interest expense by approximately $12 million. The Financial Conduct Authority in the United Kingdom intends to phase out LIBOR by the end of 2021. Given our current variable rate debt outstanding, we do not anticipate a significant impact to our annual interest expense as a result of the transition.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The Kraft Heinz Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Kraft Heinz Company and its subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 28, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the risk assessment component of internal control, as the Company did not appropriately design controls in response to the risk of material misstatement due to changes in their business environment. The risk assessment material weakness gave rise to an additional material weakness as the Company did not design and maintain effective controls over the accounting for supplier contracts and related arrangements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $35.5 billion as of December 28, 2019. Management tests reporting units for impairment annually as of the first day of the second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Management recognized non-cash impairment losses in selling, general and administrative costs (SG&A) of $1.2 billion for the year ended December 28, 2019. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. Management generally utilizes the discounted cash flow method under the income approach to estimate the fair value of reporting units. Estimating the fair value of reporting units requires the use of estimates and assumptions, including estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, long-term growth rates and other market factors.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing our procedures and in evaluating management’s cash flow projections and significant assumptions, including net sales, cost of products sold, SG&A, discount rates and long-term growth rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the discounted cash flow method, (iii) testing the completeness and accuracy of underlying data used in the fair value estimates, and (iv) evaluating management’s cash flow projections and significant assumptions including net sales, cost of products sold, SG&A, discount rates and long-term growth rates. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, discount rates and long-term growth rates involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with market data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow method and certain significant assumptions, including the discount rates and long-term growth rates.

Indefinite-Lived Intangible Assets Impairment Assessment

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance, which consists primarily of individual brands, was $43.4 billion as of December 28, 2019. Management conducts an impairment test annually as of the first day of the second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. Management recognized non-cash impairment losses of $687 million in SG&A for the year ended December 28, 2019. Brands are tested for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a brand exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount. Management utilizes either an excess earnings method or relief from royalty method to estimate the fair value of its brands. The determination of fair value using the excess earnings method requires the use of estimates and assumptions including the estimated future annual net cash flows for each brand (including net sales, cost of products sold, and SG&A), contributory asset charges, income tax considerations, long-term growth rates, discount rates and other market factors. The determination of fair value using the relief from royalty method requires the use of estimates and assumptions including estimated future annual net sales for each brand, royalty rates, income tax considerations, long-term growth rates, discount rates and other market factors.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the brands. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing our procedures related to indefinite-lived intangible assets and in evaluating management’s cash flow projections and significant assumptions, including net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method and net sales, royalty rates, long-term growth rates and discount rates for the relief from royalty method. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained. As previously disclosed by management, a material weakness existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessment, including controls over the valuation of the Company’s indefinite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the excess earnings and relief from royalty methods, (iii) testing the completeness and accuracy of underlying data used in the fair value estimates, and (iv) evaluating management’s cash flow projections and significant assumptions including net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method and net sales, royalty rates, long-term growth rates and discount rates for the relief from royalty method. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method and net sales, royalty rates, long-term growth rates and discount rates for the relief from royalty method involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the brand, (ii) the consistency with market data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s excess earnings and relief from royalty methods and certain significant assumptions, including the royalty rates, long-term growth rates and discount rates.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 14, 2020

We have served as the Company’s or its predecessors' auditor since 1979.

The Kraft Heinz Company
Consolidated Statements of Income
(in millions, except per share data)

	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$24,977	$26,268	$26,076
Cost of products sold	16,830	17,347	17,043
Gross profit	8,147	8,921	9,033
Selling, general and administrative expenses, excluding impairment losses	3,178	3,190	2,927
Goodwill impairment losses	1,197	7,008	—
Intangible asset impairment losses	702	8,928	49
Selling, general and administrative expenses	5,077	19,126	2,976
Operating income/(loss)	3,070	(10,205)	6,057
Interest expense	1,361	1,284	1,234
Other expense/(income)	(952)	(168)	(627)
Income/(loss) before income taxes	2,661	(11,321)	5,450
Provision for/(benefit from) income taxes	728	(1,067)	(5,482)
Net income/(loss)	1,933	(10,254)	10,932
Net income/(loss) attributable to noncontrolling interest	(2)	(62)	(9)
Net income/(loss) attributable to common shareholders	$1,935	$(10,192)	$10,941
Per share data applicable to common shareholders:
Basic earnings/(loss)	$1.59	$(8.36)	$8.98
Diluted earnings/(loss)	1.58	(8.36)	8.91
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Comprehensive Income
(in millions)

	December 28, 2019	December 29, 2018	December 30, 2017
Net income/(loss)	$1,933	$(10,254)	$10,932
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	246	(1,187)	1,185
Net deferred gains/(losses) on net investment hedges	1	284	(353)
Amounts excluded from the effectiveness assessment of net investment hedges	22	7	—
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(16)	(7)	—
Net deferred gains/(losses) on cash flow hedges	(10)	99	(113)
Amounts excluded from the effectiveness assessment of cash flow hedges	29	2	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(41)	(44)	85
Net actuarial gains/(losses) arising during the period	(70)	58	69
Prior service credits/(costs) arising during the period	1	3	17
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(234)	(118)	(309)
Total other comprehensive income/(loss)	(72)	(903)	581
Total comprehensive income/(loss)	1,861	(11,157)	11,513
Comprehensive income/(loss) attributable to noncontrolling interest	5	(76)	(3)
Comprehensive income/(loss) attributable to common shareholders	$1,856	$(11,081)	$11,516
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Balance Sheets
(in millions, except per share data)

	December 28, 2019	December 29, 2018
ASSETS
Cash and cash equivalents	$2,279	$1,130
Trade receivables (net of allowances of $33 at December 28, 2019 and $24 at December 29, 2018)	1,973	2,129
Income taxes receivable	173	152
Inventories	2,721	2,667
Prepaid expenses	384	400
Other current assets	445	1,221
Assets held for sale	122	1,376
Total current assets	8,097	9,075
Property, plant and equipment, net	7,055	7,078
Goodwill	35,546	36,503
Intangible assets, net	48,652	49,468
Other non-current assets	2,100	1,337
TOTAL ASSETS	$101,450	$103,461
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$6	$21
Current portion of long-term debt	1,022	377
Trade payables	4,003	4,153
Accrued marketing	647	722
Interest payable	384	408
Other current liabilities	1,804	1,767
Liabilities held for sale	9	55
Total current liabilities	7,875	7,503
Long-term debt	28,216	30,770
Deferred income taxes	11,878	12,202
Accrued postemployment costs	273	306
Other non-current liabilities	1,459	902
TOTAL LIABILITIES	49,701	51,683
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interest	—	3
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,224 shares issued and 1,221 shares outstanding at December 28, 2019; 1,224 shares issued and 1,220 shares outstanding at December 29, 2018)	12	12
Additional paid-in capital	56,828	58,723
Retained earnings/(deficit)	(3,060)	(4,853)
Accumulated other comprehensive income/(losses)	(1,886)	(1,943)
Treasury stock, at cost (3 shares at December 28, 2019 and 4 shares at December 29, 2018)	(271)	(282)
Total shareholders' equity	51,623	51,657
Noncontrolling interest	126	118
TOTAL EQUITY	51,749	51,775
TOTAL LIABILITIES AND EQUITY	$101,450	$103,461

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 31, 2016	$12	$58,516	$552	$(1,629)	$(207)	$216	$57,460
Net income/(loss) excluding redeemable noncontrolling interest	—	—	10,941	—	—	(5)	10,936
Other comprehensive income/(loss)	—	—	—	575	—	6	581
Dividends declared-common stock ($2.45 per share)	—	—	(2,988)	—	—	—	(2,988)
Dividends declared-noncontrolling interest ($52.75 per share)	—	—	—	—	—	(10)	(10)
Exercise of stock options, issuance of other stock awards, and other	—	118	(10)	—	(17)	—	91
Balance at December 30, 2017	12	58,634	8,495	(1,054)	(224)	207	66,070
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(10,192)	—	—	(50)	(10,242)
Other comprehensive income/(loss)	—	—	—	(889)	—	(14)	(903)
Dividends declared-common stock ($2.50 per share)	—	—	(3,048)	—	—	—	(3,048)
Dividends declared-noncontrolling interest ($174.76 per share)	—	—	—	—	—	(12)	(12)
Cumulative effect of accounting standards adopted in the period	—	—	(97)	—	—	—	(97)
Exercise of stock options, issuance of other stock awards, and other	—	89	(11)	—	(58)	(13)	7
Balance at December 29, 2018	12	58,723	(4,853)	(1,943)	(282)	118	51,775
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,935	—	—	6	1,941
Other comprehensive income/(loss)	—	—	—	(79)	—	7	(72)
Dividends declared-common stock ($1.60 per share)	—	(1,959)	—	—	—	—	(1,959)
Dividends declared-noncontrolling interest ($75.63 per share)	—	—	—	—	—	(5)	(5)
Cumulative effect of accounting standards adopted in the period	—	—	(136)	136	—	—	—
Exercise of stock options, issuance of other stock awards, and other	—	64	(6)	—	11	—	69
Balance at December 28, 2019	$12	$56,828	$(3,060)	$(1,886)	$(271)	$126	$51,749

See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 28, 2019	December 29, 2018	December 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,933	$(10,254)	$10,932
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	994	983	1,031
Amortization of postretirement benefit plans prior service costs/(credits)	(306)	(339)	(328)
Equity award compensation expense	46	33	46
Deferred income tax provision/(benefit)	(293)	(1,967)	(6,495)
Postemployment benefit plan contributions	(32)	(76)	(1,659)
Goodwill and intangible asset impairment losses	1,899	15,936	49
Nonmonetary currency devaluation	10	146	36
Loss/(gain) on sale of business	(420)	15	—
Other items, net	(46)	160	253
Changes in current assets and liabilities:
Trade receivables	140	(2,280)	(2,629)
Inventories	(277)	(251)	(236)
Accounts payable	(58)	(23)	441
Other current assets	52	(146)	(64)
Other current liabilities	(90)	637	(876)
Net cash provided by/(used for) operating activities	3,552	2,574	501
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	—	1,296	2,286
Capital expenditures	(768)	(826)	(1,194)
Payments to acquire business, net of cash acquired	(199)	(248)	—
Proceeds from net investment hedges	590	24	6
Proceeds from sale of business, net of cash disposed	1,875	18	—
Other investing activities, net	13	24	79
Net cash provided by/(used for) investing activities	1,511	288	1,177
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(4,795)	(2,713)	(2,641)
Proceeds from issuance of long-term debt	2,967	2,990	1,496
Debt prepayment and extinguishment costs	(99)	—	—
Proceeds from issuance of commercial paper	557	2,784	6,043
Repayments of commercial paper	(557)	(3,213)	(6,249)
Dividends paid	(1,953)	(3,183)	(2,888)
Other financing activities, net	(33)	(28)	18
Net cash provided by/(used for) financing activities	(3,913)	(3,363)	(4,221)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	(132)	57
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	1,144	(633)	(2,486)
Balance at beginning of period	1,136	1,769	4,255
Balance at end of period	$2,280	$1,136	$1,769
NON-CASH INVESTING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$—	$938	$2,519
CASH PAID DURING THE PERIOD FOR:
Interest	$1,306	$1,322	$1,269
Income taxes	974	543	1,206
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation
Organization
On July 2, 2015 (the “2015 Merger Date”) through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company (“Kraft Heinz”). Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. and 3G Global Food Holdings, L.P. (“3G Capital”), following their acquisition of H. J. Heinz Company on June 7, 2013.
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
During the third quarter of 2019, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our EMEA, Latin America, and APAC zones to form the International zone. The International zone will be a reportable segment along with the United States and Canada in 2020. We also plan to move our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. These changes will be effective in the first quarter of 2020.
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
Held for Sale
At December 29, 2018, we had classified certain assets and liabilities as held for sale in our consolidated balance sheet primarily relating to the previously announced divestiture of our equity interests in a subsidiary in India and our divestiture of certain assets and operations in Canada, which closed in 2019. At December 28, 2019, the assets and liabilities identified as held for sale in our consolidated balance sheet primarily relate to a business in our Rest of World segment, as well as certain other assets that are held for sale globally. See Note 4, Acquisitions and Divestitures, for additional information.

Note 2. Significant Accounting Policies
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. We recorded advertising expenses of $534 million in 2019, $584 million in 2018, and $629 million in 2017, which represented costs to obtain physical advertisement spots in television, radio, print, digital, and social channels. We also incur other advertising and marketing costs such as shopper marketing, sponsorships, and agency advertisement conception, design, and public relations fees. Total advertising and marketing costs were $1.1 billion in 2019, 2018, and 2017.
Research and Development Expense:
We expense costs as incurred for product research and development within SG&A. Research and development expenses were approximately $112 million in 2019, $109 million in 2018, and $93 million in 2017.
Stock-Based Compensation:
We recognize compensation costs related to equity awards on a straight-line basis over the vesting period of the award, which is generally three to five years, or on a straight-line basis over the requisite service period for each separately vesting portion of the awards. These costs are primarily recognized within SG&A. We estimate expected forfeitures rather than recognizing forfeitures as they occur in determining our equity award compensation costs. We classify equity award compensation costs primarily within general corporate expenses. See Note 11, Employees’ Stock Incentive Plans, for additional information.
Postemployment Benefit Plans:
We maintain various retirement plans for the majority of our employees. These include pension benefits, postretirement health care benefits, and defined contribution benefits. The cost of these plans is charged to expense over an appropriate term based on, among other things, the cost component and whether the plan is active or inactive. Changes in the fair value of our plan assets result in net actuarial gains or losses. These net actuarial gains and losses are deferred into accumulated other comprehensive income/(losses) and amortized within other expense/(income) in future periods using the corridor approach. The corridor is 10% of the greater of the market-related value of the plan’s asset or projected benefit obligation. Any actuarial gains and losses in excess of the corridor are then amortized over an appropriate term based on whether the plan is active or inactive. See Note 12, Postemployment Benefits, for additional information.
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
Property, Plant and Equipment:
Property, plant and equipment are stated at historical cost and depreciated on the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from three years to 20 years and buildings and improvements over periods up to 40 years. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years. We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Goodwill and Intangible Assets:
We maintain 19 reporting units, 11 of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
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
See Note 9, Goodwill and Intangible Assets, for additional information.

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

To qualify for hedge accounting, a specified level of hedging effectiveness between the hedging instrument and the item being hedged must be achieved at inception and maintained throughout the hedged period. When a hedging instrument no longer meets the specified level of hedging effectiveness, we reclassify the related hedge gains or losses previously deferred into other comprehensive income/(losses) to net income/(loss) within other expense/(income). We formally document our risk management objectives, our strategies for undertaking the various hedge transactions, the nature of and relationships between the hedging instruments and hedged items, and the method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, we specifically identify the significant characteristics and expected terms of the forecasted transactions. If it becomes probable that a forecasted transaction will not occur, the hedge will no longer be effective and all of the derivative gains or losses would be recognized in net income/(loss) in the current period.
Unrealized gains and losses on our commodity derivatives not designated as hedging instruments are recorded in cost of products sold and are included within general corporate expenses until realized. Once realized, the gains and losses are included within the applicable segment operating results. See Note 13, Financial Instruments, for additional information.
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

Highly Inflationary Accounting:
We apply highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100%. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income/(loss), rather than accumulated other comprehensive income/(losses) on the balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela and Argentina. The net monetary assets of our subsidiary in Argentina were approximately $1 million at December 28, 2019. See Note 15, Venezuela - Foreign Currency and Inflation, for additional information related to our subsidiary in Venezuela.
Note 3. New Accounting Standards
Accounting Standards Adopted in the Current Year
Leases:
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2016-02 to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The updated guidance requires lessees to reflect the majority of leases on their balance sheets as assets and obligations. This ASU became effective beginning in the first quarter of our fiscal year 2019. We adopted this ASU in the first quarter of 2019 using a modified retrospective transition method and elected the following practical expedients: (i) the optional transition method that allows us to apply the guidance at the adoption date and recognize any adjustments that result from applying Accounting Standards Codification (“ASC”) Topic 842, Leases, to existing leases as a cumulative-effect adjustment to the opening balance of retained earnings/(deficit) in the period of adoption (i.e., the effective date); (ii) the package of practical expedients that allows us to carry forward our determination of whether a lease exists, the classification of a lease, and whether initial direct lease costs exist for purposes of transition to the new standard; (iii) the land easement option, which allows us to continue to use prior accounting conclusions reached in our accounting for land easements; and (iv) the short-term lease exemption whereby we will not record an asset or liability for short-term leases. The most significant impact of adoption on our consolidated financial statements was the recognition of ROU assets and lease liabilities for operating leases. Our accounting for finance leases remained substantially unchanged. Upon adoption, we had total lease assets of $821 million and total lease liabilities of $887 million. The adoption of this ASU did not result in a cumulative-effect adjustment to the opening balance of retained earnings/(deficit) and did not impact our consolidated statements of income or our cash flows. See Note 2, Significant Accounting Policies, for our lease accounting policy and Note 19, Leases, for additional information related to our lease arrangements.
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

Accounting Standards Not Yet Adopted
Measurement of Current Expected Credit Losses:
In June 2016, the FASB issued ASU 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU will be effective beginning in the first quarter of our fiscal year 2020. We do not expect this guidance to have a significant impact on our financial statements and related disclosures.
Fair Value Measurement Disclosures:
In August 2018, the FASB issued ASU 2018-13 related to fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for determining that a transfer has occurred, and valuation processes for Level 3 fair value measurements. Additionally, this ASU modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of investee assets (by removing the timing requirement in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income/(loss) and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. This ASU will be effective beginning in the first quarter of our fiscal year 2020. Early adoption of the guidance in whole is permitted. Alternatively, companies may early adopt removed or modified disclosures and delay adoption of the additional disclosures until their effective date. Certain of the amendments in this ASU must be applied prospectively upon adoption, while other amendments must be applied retrospectively upon adoption. We elected to early adopt the provisions related to removing disclosures in the fourth quarter of our fiscal year 2018 on a retrospective basis. Accordingly, we removed certain disclosures from Note 12, Postemployment Benefits and Note 13, Financial Instruments. There was no other impact to our financial statement disclosures as a result of early adopting the provisions related to removing disclosures.
Disclosure Requirements for Certain Employer-Sponsored Benefit Plans:
In August 2018, the FASB issued ASU 2018-14 related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including weighted-average interest rates used in the company’s cash balance plans and a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period. Additionally, this guidance eliminates certain previous disclosure requirements. This ASU will be effective beginning with our Annual Report on Form 10-K for the year ended December 26, 2020. This guidance must be applied on a retrospective basis to all periods presented.
Implementation Costs Incurred in Hosted Cloud Computing Service Arrangements:
In August 2018, the FASB issued ASU 2018-15 related to accounting for implementation costs incurred in hosted cloud computing service arrangements. Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or capitalized based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for capitalization, they must be amortized over the term of the hosting arrangement and assessed for impairment. Companies must disclose the nature of any hosted cloud computing service arrangements. This ASU also provides guidance for balance sheet and income statement presentation of capitalized implementation costs and statement of cash flows presentation for the related payments. This ASU will be effective beginning in the first quarter of our fiscal year 2020. This guidance may be adopted either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will prospectively adopt this guidance and do not expect that it will have a significant impact on our financial statements and related disclosures.
Simplifying the Accounting for Income Taxes:
In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of our fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of adoption.

Note 4. Acquisitions and Divestitures
Acquisitions
Primal Acquisition:
On January 3, 2019 (the “Primal Acquisition Date”), we acquired 100% of the outstanding equity interests in Primal Nutrition, LLC (“Primal Nutrition”) (the “Primal Acquisition”), a better-for-you brand primarily focused on condiments, sauces, and dressings, with growing product lines in healthy snacks and other categories. The Primal Kitchen brand holds leading positions in the e-commerce and natural channels. The results of Primal Nutrition have been included in our consolidated financial statements for the year ended December 28, 2019. We have not included unaudited pro forma results as it would not yield significantly different results.
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

We valued trademarks using the relief from royalty method and customer-related assets using the distributor method. Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and market comparables.
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

The Cerebos Acquisition resulted in $25 million of non tax deductible goodwill relating principally to planned expansion of Cerebos brands into new categories and markets. This goodwill was allocated to Rest of World as shown in Note 9, Goodwill and Intangible Assets.
The final purchase price allocation to identifiable intangible assets acquired in the Cerebos Acquisition was:

	Fair Value (in millions of dollars)	Weighted Average Life (in years)
Definite-lived trademarks	$87	22
Customer-related assets	13	12
Total	$100

We valued trademarks using the relief from royalty method and customer-related assets using the distributor method. Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and market comparables.
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
Other Acquisitions:
In the third quarter of 2018, we had two additional acquisitions of businesses, including The Ethical Bean Coffee Company Ltd., a Canadian-based coffee roaster, and Wellio, Inc., a full-service meal planning and preparation technology start-up in the U.S. The aggregate consideration paid related to these acquisitions was $27 million.

Deal Costs:
Related to our acquisitions, we incurred aggregate deal costs of $2 million in 2019 and $20 million in 2018. We recognized these deal costs primarily in SG&A. We did not incur any deal costs in 2017.

Divestitures
Potential Disposition:
As of December 28, 2019, we were in negotiations with a prospective buyer for 100% of the equity interests in a subsidiary within our Rest of World segment for cash of approximately $55 million. This subsidiary generated approximately $1 million of net income in 2019. The aggregate carrying value of net assets to be transferred and accumulated foreign currency losses to be released is expected to be approximately $126 million. As a result, we recorded a loss of approximately $71 million in 2019 related to this transaction. This loss was included in other expense/(income). In addition, we have classified the related assets and liabilities as held for sale on the consolidated balance sheet at December 28, 2019. We expect this transaction to close in the first half of 2020.
Heinz India Transaction:
In October 2018, we entered into a definitive agreement with two third-parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”), to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) for approximately 46 billion Indian rupees (approximately $655 million at January 30, 2019) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we transferred to the Buyers, among other assets and operations, our global intellectual property rights to several brands, including Complan, Glucon-D, Nycil, and Sampriti. Our core brands (i.e., Heinz and Kraft) were not transferred. The Heinz India Transaction closed on January 30, 2019 (the “Heinz India Closing Date”). We recognized a pre-tax gain of $246 million in the first quarter of 2019. Additionally, in the third quarter of 2019, we recognized a recovery of local India taxes of $3 million, which was classified as gain on sale of business. As a result, we recognized pre-tax gains of $249 million in 2019. These pre-tax gains were included in other expense/(income).
The components of the pre-tax gain were as follows (in millions):

Proceeds	$655
Less investment in Heinz India	(355)
Recognition of tax indemnification	(48)
Other	(3)
Pre-tax gain on sale of Heinz India	$249

In connection with the Heinz India Transaction we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to the Heinz India Closing Date, including taxes for which we are liable as a result of any transaction that occurred on or before such date. To determine the fair value of our tax indemnity we made various assumptions, including the range of potential dates the tax matters will be resolved, the range of potential future cash flows, the probabilities associated with potential resolution dates and potential future cash flows, and the discount rate. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million, including $18 million in other current liabilities and $30 million in other non-current liabilities on our consolidated balance sheet as of the Heinz India Closing Date. We also recorded a corresponding $48 million reduction of the gain on the Heinz India Transaction within other expense/(income) in our consolidated statement of income in the first quarter of 2019. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale for the Heinz India Transaction.
The other component of the pre-tax gain on the sale of Heinz India in the table above primarily related to losses on net investment hedges of our investment in Heinz India, which were settled in the first quarter of 2019, and were partially offset by the local India tax recovery in the third quarter of 2019.
Canada Natural Cheese Transaction:
In November 2018, we entered into a definitive agreement with a third-party, Parmalat SpA (“Parmalat”), to sell certain assets in our natural cheese business in Canada for approximately 1.6 billion Canadian dollars (approximately $1.2 billion at July 2, 2019) (the “Canada Natural Cheese Transaction”). In connection with the Canada Natural Cheese Transaction, we transferred certain assets to Parmalat, including the intellectual property rights to Cracker Barrel in Canada and P’Tit Quebec globally. The Canada Natural Cheese Transaction closed on July 2, 2019. We recognized a pre-tax gain of $242 million, which was included in other expense/(income) in 2019.
The components of the pre-tax gain were as follows (in millions):

Proceeds	$1,236
Less carrying value of Canada Natural Cheese net assets	(995)
Other	1
Pre-tax gain resulting from Canada Natural Cheese Transaction	$242

South Africa Transaction:
In May 2018, we sold our 50.1% interest in our South African subsidiary to our minority interest partner. This transaction included proceeds of $18 million. We recorded a pre-tax loss on the sale of a business of approximately $15 million, which was included in other expense/(income) on the consolidated statement of income for 2018.

Deal Costs:
Related to our divestitures, we incurred aggregate deal costs of $17 million in 2019 and $3 million in 2018. We recognized these deal costs in SG&A. We did not incur any deal costs in 2017.
Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	December 28, 2019	December 29, 2018
ASSETS
Cash and cash equivalents	$27	$—
Inventories	21	92
Property, plant and equipment, net	25	139
Goodwill	—	669
Intangible assets, net	23	437
Other	26	39
Total assets held for sale	$122	$1,376
LIABILITIES
Trade payables	$3	$16
Other	6	39
Total liabilities held for sale	$9	$55

The change in assets and liabilities held for sale in 2019 was primarily related to the Heinz India Transaction closing on January 30, 2019 and the Canada Natural Cheese Transaction closing on July 2, 2019. The balances held for sale at December 28, 2019 primarily relate to a business in our Rest of World segment, as well as certain manufacturing equipment and land use rights across the globe.
Note 5. Restructuring Activities
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

Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. In 2019, we eliminated approximately 400 positions related to these programs. As of December 28, 2019, we expect to eliminate approximately 550 additional positions related to these programs primarily outside the U.S. due to the planned formation of the International zone in 2020. These programs resulted in expenses of $108 million in 2019, including $15 million of severance and employee benefit costs, $37 million of non-cash asset-related costs, and $55 million of other implementation costs, and $1 million of other exit costs. Restructuring expenses totaled $368 million in 2018 and $118 million in 2017.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 29, 2018	$32	$33	$65
Charges/(credits)	15	1	16
Cash payments	(21)	(10)	(31)
Non-cash utilization	(4)	—	(4)
Balance at December 28, 2019	$22	$24	$46

We expect the liability for severance and employee benefit costs as of December 28, 2019 to be paid by the end of 2020. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2020 and 2026.
Integration Program:
At the end of 2017, we had substantially completed our multi-year program announced following the 2015 Merger (the “Integration Program”), which was designed to reduce costs and integrate and optimize our combined organization, primarily in the U.S. and Canada reportable segments.
We incurred pre-tax costs related to the Integration Program of $92 million in 2018 and $316 million in 2017. No such expenses were incurred in 2019.
Total Expenses:
Total expense/(income) related to restructuring activities, including the Integration Program, by income statement caption, were (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Severance and employee benefit costs - COGS	$(3)	$12	$9
Severance and employee benefit costs - SG&A	14	32	26
Severance and employee benefit costs - Other expense/(income)	4	6	(149)
Asset-related costs - COGS	29	59	191
Asset-related costs - SG&A	8	36	26
Other costs - COGS	22	123	264
Other costs - SG&A	32	35	67
Other costs - Other expense/(income)	2	157	—
	$108	$460	$434

We do not include our restructuring activities, including the Integration Program, within Segment Adjusted EBITDA (as defined in Note 22, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
United States	$37	$205	$270
Canada	18	176	34
EMEA	16	16	56
Rest of World	13	25	13
General corporate expenses	24	38	61
	$108	$460	$434

Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows (in millions):

	December 28, 2019	December 29, 2018
Cash and cash equivalents	$2,279	$1,130
Restricted cash included in other current assets	1	1
Restricted cash included in other non-current assets	—	5
Cash, cash equivalents, and restricted cash	$2,280	$1,136

At December 28, 2019, cash and cash equivalents excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 7. Inventories
Inventories consisted of the following (in millions):

	December 28, 2019	December 29, 2018
Packaging and ingredients	$511	$510
Work in process	364	343
Finished product	1,846	1,814
Inventories	$2,721	$2,667

At December 28, 2019 and December 29, 2018, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 8. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	December 28, 2019	December 29, 2018
Land	$210	$218
Buildings and improvements	2,447	2,375
Equipment and other	6,552	5,904
Construction in progress	1,033	1,165
	10,242	9,662
Accumulated depreciation	(3,187)	(2,584)
Property, plant and equipment, net	$7,055	$7,078

At December 28, 2019 and December 29, 2018, property, plant and equipment, net, excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information. Depreciation expense was $708 million in 2019, $693 million in 2018, and $753 million in 2017.

Note 9. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	Canada	EMEA	Rest of World	Total
Balance at December 29, 2018	$29,597	$2,438	$3,074	$1,394	$36,503
Impairment losses	(118)	—	(292)	(787)	(1,197)
Acquisitions	124	—	6	—	130
Translation adjustments and other	(2)	106	17	(11)	110
Balance at December 28, 2019	$29,601	$2,544	$2,805	$596	$35,546

In the first quarter of 2019, we completed the acquisition of Primal Nutrition. Additionally, at December 29, 2018, goodwill excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information related to this acquisition, as well as amounts held for sale.
We maintain 19 reporting units, 11 of which comprise our goodwill balance. These 11 reporting units had an aggregate carrying amount of $35.5 billion as of December 28, 2019. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
We recognized a $286 million impairment loss in our EMEA East reporting unit within our EMEA segment. In the first quarter of 2019, we reorganized our reporting units to combine Russia, Poland, Middle East, and Distributors operations into the EMEA East reporting unit as a result of changing our management structure. Following this reorganization, we established a new management team in the region at the beginning of 2019 that developed a new five-year operating plan for the region, which established a revised downward outlook for net sales, margin, and cash flows in response to lower expectations for margin and revenue growth opportunities in the region. As a result of this planning process, management revised its expectations downward in relation to the anticipated long-term impact of white space growth opportunities in Middle East and Africa and the impact of discounter store growth in Russia. Additionally, there were declines in forecasted foreign exchange rates in the region. After the impairment, the goodwill carrying amount of the EMEA East reporting unit was approximately $144 million.
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
In the fourth quarter of 2019, in connection with the preparation of our year-end financial statements, we determined that it was more likely than not that the fair values of three of our 19 reporting units (Australia and New Zealand, Latin America Exports, and Northeast Asia) were below their carrying amounts. The factors that led to this determination included: (i) the completion of our fourth quarter 2019 results, which were below management’s expectations in these regions due to higher supply chain costs and reduced revenue growth; and (ii) new management of these reporting units coupled with the development and approval of our 2020 annual operating plan, which established revised expectations and priorities for the coming years in response to current market factors, such as lower revenue growth and margin expectations.
We recognized a non-cash impairment loss of $453 million in SG&A in the fourth quarter of 2019 related to two of the reporting units noted above that are contained within our Rest of World segment. We determined the factors contributing to the impairment loss were the result of circumstances described below that arose during the fourth quarter of 2019.
We recognized a $357 million non-cash impairment loss in our Australia and New Zealand reporting unit within our Rest of World segment. During the fourth quarter, we observed lower than expected revenue and profitability driven by increased operational costs, portfolio rationalization projects, declines in sales categories within Australia and New Zealand, and reduced market share realization for specific categories in New Zealand. Additionally, we established a new management team in the region that developed a 2020 annual operating plan, which set lower expectations for revenue growth and profit margins in the coming years in response to current market factors. The impairment of the Australia and New Zealand reporting unit represents all of the goodwill of that reporting unit.
We recognized a $96 million non-cash impairment loss in our Latin America Exports reporting unit within our Rest of World segment. During the fourth quarter, we observed lower than expected revenue and profitability due to higher supply chain costs along with less favorable expansion into new channels and loss of certain significant customers. Additionally, we established a new management team in the region that developed a 2020 annual operating plan, which set lower expectations for revenue growth and profit margins in the coming years in response to current market factors. After the impairment, the goodwill carrying amount of the Latin America Exports reporting unit was approximately $195 million.

We concluded that an impairment charge was not required for our Northeast Asia reporting unit since declines in expectations for 2020, which were partially offset by lower discount rates, were not substantial enough to cause the fair value of the reporting unit to be below its carrying amount. The goodwill carrying amount of the Northeast Asia reporting unit is approximately $83 million and the fair value is between 10-20% over carrying amount.
The decline in forecasted cash flows of Australia and New Zealand, Latin America Exports, and Northeast Asia were all partially offset by lower market driven discount rates that limited the declines in fair value. Should market interest rates increase in future periods, the likelihood for further impairment will rise.
During the third quarter of 2019, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our EMEA, Latin America, and APAC zones to form the International zone. The International zone will be a reportable segment along with the United States and Canada in 2020. We also plan to move our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. These changes will be effective in the first quarter of 2020. As a result of the transition, we expect to perform impairment testing immediately before and after reorganizing our reporting unit structure. When we perform the transition impairment test associated with the reorganization in the first quarter of 2020, we anticipate that a substantial portion of the remaining goodwill carrying amounts for the Latin America Exports and Northeast Asia reporting units (with carrying amounts of $195 million and $83 million, respectively) may be subject to additional impairments.
As a result of our 2018 annual impairment test, we recognized a non-cash impairment loss of $133 million in SG&A related to our Australia and New Zealand reporting unit within our Rest of World segment in the second quarter of 2018. This impairment loss was primarily due to margin declines in the region.
For the fourth quarter of 2018, in connection with the preparation of our year-end financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair values of any reporting units were below their carrying amounts. As we determined that it was more likely than not that the fair values of seven reporting units were below their carrying amounts, we performed an interim impairment test on these reporting units as of December 29, 2018. As a result of our interim test, we recognized a non-cash impairment loss of $6.9 billion in SG&A related to five reporting units, including U.S. Refrigerated, Canada Retail, Southeast Asia, Northeast Asia, and Other Latin America. The other two reporting units we tested were determined to not be impaired. See Note 10, Goodwill and Intangible Assets, in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information on these impairment losses.
Accumulated impairment losses to goodwill were $8.2 billion at December 28, 2019.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our reporting units might become impaired in the future. We are currently actively reviewing the enterprise strategy for the Company. As part of this strategic review, we expect to develop updates to the five-year operating plan in 2020, which could impact the allocation of investments among reporting units and impact growth expectations and fair value estimates. Additionally, as a result of this strategic review process, we could decide to divest certain non-strategic assets. As a result, the ongoing development of the enterprise strategy and underlying detailed business plans could lead to the impairment of one or more of our reporting units in the future.
Our reporting units that were impaired in 2018 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units that have 20% or less excess fair value over carrying amount as of their latest 2019 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of their latest 2019 impairment testing date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any estimates, market factors, or assumptions, including those related to our enterprise strategy or business plans, change in the future, these amounts are also susceptible to impairments.

Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 29, 2018	$43,966
Impairment losses	(687)
Reclassified to assets held for sale	(9)
Translation adjustments	130
Balance at December 28, 2019	$43,400

At December 28, 2019 and December 29, 2018, indefinite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $43.4 billion as of December 28, 2019. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount.
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
In the fourth quarter of 2019, in connection with the preparation of our year-end financial statements, we determined that it was more likely than not that the fair values of two of our brands, Maxwell House and Wattie’s, were below their carrying amounts. The factors that led us to the determination to test for impairment were the same fourth quarter considerations outlined in the goodwill impairment discussion above. As we determined that it was more likely than not that the fair values of these two brands were below their carrying amounts, we performed an interim impairment test on these brands as of December 28, 2019.
We recognized a non-cash impairment loss of $213 million in SG&A in our United States segment, consistent with the ownership of the Maxwell House trademark. The reduction in fair value of the Maxwell House trademark was driven by expectations of near-term net sales and profitability declines outlined in the 2020 annual operating plan in response to consumer shifts from mainstream coffee brands to premium coffee brands. These shifts in expectations were partially offset by declines in market driven discount rates observed in the fourth quarter of 2019. Should market interest rates increase in future periods, the likelihood for further impairment will increase. We determined the factors contributing to the impairment loss were the result of circumstances that arose during the fourth quarter of 2019. This brand had a carrying value of approximately $823 million after the recorded impairment.
The Wattie’s brand was determined to not be impaired. The carrying amount of the Wattie’s brand is approximately $94 million and the fair value is between 10-20% over the carrying amount.

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
For the fourth quarter of 2018, in connection with the preparation of our year-end financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair values of any brands were below their carrying amounts. As we determined that it was more likely than not that the fair values of six brands were below their carrying amounts, we performed an interim impairment test on these brands as of December 29, 2018. As a result of our interim test, we recognized a non-cash impairment loss of $8.6 billion in SG&A related to five brands, including three that were valued using the excess earnings method (Kraft, Oscar Mayer, and Philadelphia) and two that were valued using the relief from royalty method (Velveeta and ABC). The other brand we tested was determined to not be impaired. The impairment losses for Kraft, Oscar Mayer, Philadelphia, and Velveeta were recorded in our United States segment, and the ABC impairment loss was recorded in our Rest of World segment, consistent with the ownership of each trademark. See Note 10, Goodwill and Intangible Assets, in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information on these impairment losses.
As a result of our 2017 annual impairment testing, we recognized a non-cash impairment loss of $49 million in SG&A in the second quarter of 2017. This loss was due to continued declines in nutritional beverages in India. The loss was recorded in our EMEA segment as the related trademark is owned by an Italian subsidiary.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our brands might become impaired in the future. We are currently actively reviewing the enterprise strategy for the Company. As part of this strategic review, we expect to develop updates to the five-year operating plan in 2020, which could impact the allocation of investments among brands and impact growth expectations and fair value estimates. Additionally, as a result of this strategic review process, we could decide to divest certain non-strategic assets. As a result, the ongoing development of the enterprise strategy and underlying detailed business plans could lead to the impairment of one or more of our brands in the future.
Our brands that were impaired in 2018 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of their latest 2019 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of their latest 2019 impairment testing date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any estimates, market factors, or assumptions, including those related to our enterprise strategy or business plans, change in the future, these amounts are also susceptible to impairments.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	December 28, 2019			December 29, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,443	$(469)	$1,974	$2,474	$(402)	$2,072
Customer-related assets	4,113	(845)	3,268	4,097	(681)	3,416
Other	14	(4)	10	18	(4)	14
	$6,570	$(1,318)	$5,252	$6,589	$(1,087)	$5,502

Amortization expense for definite-lived intangible assets was $286 million in 2019, $290 million in 2018, and $278 million in 2017. Aside from amortization expense, the changes in definite-lived intangible assets from December 29, 2018 to December 28, 2019 primarily reflect additions of $66 million related to purchase accounting for Primal Nutrition, impairment losses of $15 million, and foreign currency. At December 28, 2019 and December 29, 2018, definite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information related to our acquisition of Primal Nutrition, as well as amounts held for sale.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $277 million in 2020 and approximately $277 million in each of the four years thereafter.
Note 10. Income Taxes
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
Staff Accounting Bulletin No. 118 issued by the Securities and Exchange Commission (the “SEC”) in December 2017 provided us with up to one year to finalize accounting for the impacts of U.S. Tax Reform and allowed for provisional estimates when actual amounts could not be determined. As of December 30, 2017, we had made estimates of our deferred income tax benefit related to the corporate rate change, the toll charge, certain components of the revaluation of deferred tax assets and liabilities, including depreciation and executive compensation, and a change in our indefinite reinvestment assertion. In connection with U.S. Tax Reform, we reassessed our international investment assertion and no longer consider the historic earnings of our foreign subsidiaries as of December 30, 2017 to be indefinitely reinvested. We made an estimate of local country withholding taxes that would be owed when our historic earnings are distributed. Additionally, we elected to account for the tax on GILTI as a period cost and thus did not adjust any of the deferred tax assets and liabilities of our foreign subsidiaries for U.S. Tax Reform.
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
As of December 28, 2019, we have recorded a deferred tax liability of $20 million on approximately $300 million of historic earnings related to local withholding taxes that will be owed when this cash is distributed. As of December 29, 2018, we had recorded a deferred tax liability of $78 million on $1.2 billion of historic earnings. The decreases in our deferred tax liability and historic earnings are primarily due to repatriation. Related to these distributions, we reduced our historic earnings by approximately $700 million and recorded tax expenses of approximately $40 million and reduced the deferred tax liability accordingly. Additionally, we reduced our historic earnings by approximately $110 million following the ratification of the U.S. tax treaty with Spain which eliminated withholding tax on Spanish distributions and resulted in a tax benefit of approximately $11 million and a corresponding decrease in our deferred tax liability. Finally, we reduced our historic earnings by approximately $30 million related to a held for sale business in our Rest of World segment, which resulted in a tax benefit of approximately $6 million.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to our 2018 and 2019 earnings of certain international subsidiaries is approximately $70 million.

Provision for/(Benefit from) Income Taxes:
Income/(loss) before income taxes and the provision for/(benefit from) income taxes, consisted of the following (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Income/(loss) before income taxes:
United States	$796	$(10,305)	$3,811
International	1,865	(1,016)	1,639
Total	$2,661	$(11,321)	$5,450

Provision for/(benefit from) income taxes:
Current:
U.S. federal	$466	$444	$765
U.S. state and local	116	134	(47)
International	439	322	295
	1,021	900	1,013
Deferred:
U.S. federal	(209)	(1,843)	(6,590)
U.S. state and local	(7)	(121)	97
International	(77)	(3)	(2)
	(293)	(1,967)	(6,495)
Total provision for/(benefit from) income taxes	$728	$(1,067)	$(5,482)

In the first quarter of 2017, we prospectively adopted ASU 2016-09. We now record tax benefits related to the exercise of stock options and other equity instruments within our tax provision, rather than within equity. Accordingly, we recognized a tax benefit in our statements of income of $12 million in 2019, $12 million in 2018, and $22 million in 2017 related to tax benefits upon the exercise of stock options and other equity instruments.
Effective Tax Rate:
The effective tax rate on income/(loss) before income taxes differed from the U.S. federal statutory tax rate for the following reasons:

	December 28, 2019	December 29, 2018	December 30, 2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%
Tax on income of foreign subsidiaries	(7.5)%	3.4%	(4.8)%
Domestic manufacturing deduction	—%	—%	(1.5)%
U.S. state and local income taxes, net of federal tax benefit	1.1%	1.6%	1.1%
Audit settlements and changes in uncertain tax positions	1.3%	(0.3)%	(0.2)%
U.S. Tax Reform discrete income tax benefit	—%	0.5%	(129.0)%
Global intangible low-taxed income	1.8%	(0.5)%	—%
Goodwill impairment	9.3%	(15.1)%	—%
Wind-up of non-U.S. pension plans	—%	(0.4)%	—%
Losses/(gains) related to acquisitions and divestitures	1.0%	0.1%	—%
Movement of valuation allowance reserves	1.3%	—%	—%
Other	(1.9)%	(0.9)%	(1.2)%
Effective tax rate	27.4%	9.4%	(100.6)%

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment; accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, the calculation of the percentage point impact of U.S. Tax Reform, goodwill impairment, and other items on the effective tax rate shown in the table above are affected by income/(loss) before income taxes. Fluctuations in the amount of income generated across locations around the world could impact comparability of reconciling items between periods. Additionally, small movements in tax rates due to a change in tax law or a change in tax rates that causes us to revalue our deferred tax balances produces volatility in our effective tax rate.

The 2019 effective tax rate was higher primarily driven by lower non-deductible goodwill impairments, partially offset by a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and a decrease in unfavorable rate reconciling items. Current year unfavorable impacts primarily related to non-deductible goodwill impairments, the impact of the federal tax on GILTI, an increase in uncertain tax position reserves, the establishment of certain state valuation allowance reserves, and the tax impacts from the Heinz India and Canada Natural Cheese Transactions. These impacts were partially offset by the reversal of certain withholding tax obligations and changes in estimates of certain 2018 U.S. income and deductions. In the prior year, we had an unfavorable impact from rate reconciling items, primarily related to non-deductible goodwill impairments, the revaluation of our deferred tax balances due to changes in state tax laws, non-deductible currency devaluation losses, and the wind-up of non-U.S. pension plans, which were partially offset by changes in estimates of certain 2017 U.S. income and deductions.
The 2018 effective tax rate was lower, primarily due to a decrease in the U.S. federal statutory rate, non-deductible items (including goodwill impairments, nonmonetary currency devaluation losses, and the wind-up of non-U.S. pension plans), the impact of the federal tax on GILTI, and the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform, which were partially offset by the benefit from intangible asset impairment losses in the fourth quarter of 2018. See Note 9, Goodwill and Intangible Assets, for additional information related to our impairment losses in the fourth quarter of 2018.
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
Deferred Income Tax Assets and Liabilities:
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following (in millions):

	December 28, 2019	December 29, 2018
Deferred income tax liabilities:
Intangible assets, net	$11,230	$11,571
Property, plant and equipment, net	773	735
Other	252	410
Deferred income tax liabilities	12,255	12,716
Deferred income tax assets:
Benefit plans	(112)	(172)
Other	(474)	(470)
Deferred income tax assets	(586)	(642)
Valuation allowance	112	81
Net deferred income tax liabilities	$11,781	$12,155

At December 28, 2019 and December 29, 2018, deferred income tax liabilities excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
The decrease in deferred tax liabilities from December 29, 2018 to December 28, 2019 was primarily driven by intangible asset impairment losses recorded in 2019. See Note 9, Goodwill and Intangible Assets, for additional information.
At December 28, 2019, foreign operating loss carryforwards totaled $364 million. Of that amount, $35 million expire between 2020 and 2039; the other $329 million do not expire. We have recorded $104 million of deferred tax assets related to these foreign operating loss carryforwards. Deferred tax assets of $73 million have been recorded for U.S. state and local operating loss carryforwards. These losses expire between 2020 and 2039.
Uncertain Tax Positions:
At December 28, 2019, our unrecognized tax benefits for uncertain tax positions were $406 million. If we had recognized all of these benefits, the impact on our effective tax rate would have been $369 million. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $24 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process. Our unrecognized tax benefits for uncertain tax positions are included in income taxes payable and other non-current liabilities on our consolidated balance sheets.

The changes in our unrecognized tax benefits were (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Balance at the beginning of the period	$387	$408	$389
Increases for tax positions of prior years	28	9	2
Decreases for tax positions of prior years	(39)	(81)	(35)
Increases based on tax positions related to the current year	60	74	135
Decreases due to settlements with taxing authorities	(20)	(3)	(59)
Decreases due to lapse of statute of limitations	(10)	(10)	(24)
Reclassified to liabilities held for sale	—	(10)	—
Balance at the end of the period	$406	$387	$408

Our unrecognized tax benefits increased during 2019 mainly as a result of a net increase for tax positions related to the current and prior years in the U.S. and certain state and foreign jurisdictions which were partially offset by decreases related to audit settlements with federal, state, and foreign taxing authorities and statute of limitations expirations. Our unrecognized tax benefits decreased during 2018 mainly as a result of audit settlements with federal, state, and foreign taxing authorities and statute of limitations expirations.
We include interest and penalties related to uncertain tax positions in our tax provision. Our provision for/(benefit from) income taxes included a $5 million expense in 2018 and a $24 million benefit in 2017 related to interest and penalties. The expense related to interest and penalties in 2019 was insignificant. Accrued interest and penalties were $62 million as of December 28, 2019 and December 29, 2018.
Other Income Tax Matters:
In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, Italy, the Netherlands, the United Kingdom, and the United States. As of December 28, 2019, we have substantially concluded all national income tax matters through 2016 for the Netherlands, through 2015 for the United States, through 2014 for Australia, through 2012 for the United Kingdom, and through 2011 for Canada and Italy. We have substantially concluded all state income tax matters through 2007.
Note 11. Employees’ Stock Incentive Plans
We grant equity awards, including stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”), to select employees to provide long-term performance incentives to our employees.
Stock Plans
We had activity related to equity awards from the following plans in 2019, 2018, and 2017:
2016 Omnibus Incentive Plan:
In April 2016, our Board of Directors approved the 2016 Omnibus Incentive Plan (“2016 Omnibus Plan”), which authorized grants of options, stock appreciation rights, RSUs, deferred stock, performance awards, investment rights, other stock-based awards, and cash-based awards. This plan authorizes the issuance of up to 18 million shares of our common stock. Equity awards granted under the 2016 Omnibus Plan prior to 2019 generally have a five-year cliff vest period. Equity awards granted under the 2016 Omnibus Plan in 2019 include three-year and five-year cliff vest periods as well as awards that become exercisable in annual installments over three to four years beginning on the second anniversary of the original grant date. Non-qualified stock options have a maximum exercise term of 10 years. Equity awards granted under the 2016 Omnibus Plan since inception include non-qualified stock options, RSUs, and PSUs.
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

Kraft 2012 Performance Incentive Plan:
Prior to the 2015 Merger, Kraft issued equity-based awards, including stock options and RSUs, under its 2012 Performance Incentive Plan. As a result of the 2015 Merger, each outstanding Kraft stock option was converted into an option to purchase a number of shares of our common stock based upon an option adjustment ratio, and each outstanding Kraft RSU was converted into one Kraft Heinz RSU. These Kraft Heinz equity awards will continue to vest and become exercisable in accordance with the terms and conditions that were applicable immediately prior to the completion of the 2015 Merger. These options generally become exercisable in three annual installments beginning on the first anniversary of the original grant date, and have a maximum exercise term of 10 years. RSUs generally cliff vest on the third anniversary of the original grant date. In accordance with the terms of the 2012 Performance Incentive Plan, vesting generally accelerates for holders of Kraft awards who are terminated without cause within 2 years of the 2015 Merger Date.
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
Stock Options
We use the Black-Scholes model to estimate the fair value of stock option grants. Our weighted average Black-Scholes fair value assumptions were:

	December 28, 2019	December 29, 2018	December 30, 2017
Risk-free interest rate	1.46%	2.75%	2.25%
Expected term	6.5 years	7.5 years	7.5 years
Expected volatility	31.2%	21.3%	19.6%
Expected dividend yield	5.3%	3.6%	2.8%
Weighted average grant date fair value per share	$4.11	$10.26	$14.24

The risk-free interest rate represented the constant maturity U.S. Treasury rate in effect at the grant date, with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. Due to the lack of historical data, we calculated expected life using the weighted average vesting period and the contractual term of the options. In 2019 and 2018, we estimated volatility using a blended volatility approach of term-matched historical volatility from our daily stock prices and weighted average implied volatility. In 2017, we estimated volatility using a blended approach of implied volatility and peer volatility. We calculated peer volatility as the average of the term-matched, leverage-adjusted historical volatilities of Colgate-Palmolive Co., The Coca-Cola Company, Mondelēz International, Altria Group, Inc., PepsiCo, Inc., and Unilever plc. We estimated the expected dividend yield using the quarterly dividend divided by the three-month average stock price, annualized and continuously compounded.
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Term
Outstanding at December 29, 2018	18,259,965	$44.64
Granted	1,880,648	25.41
Forfeited	(1,771,653)	66.89
Exercised	(730,460)	23.81
Outstanding at December 28, 2019	17,638,500	41.22	$42	4 years
Exercisable at December 28, 2019	11,539,568	33.89	51	3 years

The aggregate intrinsic value of stock options exercised during the period was $10 million in 2019, $67 million in 2018, and $124 million in 2017.
Cash received from options exercised was $17 million in 2019, $56 million in 2018, and $66 million in 2017. The tax benefit realized from stock options exercised was $18 million in 2019, $23 million in 2018, and $44 million in 2017.

Our unvested stock options and related information was:

	Number of Stock Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at December 29, 2018	7,767,917	$10.16
Granted	1,880,648	4.11
Vested	(2,140,396)	7.12
Forfeited	(1,409,237)	11.51
Unvested options at December 28, 2019	6,098,932	9.04

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
The weighted average grant date fair value per share of our RSUs granted during the year was $25.77 in 2019, $58.59 in 2018, and $91.25 in 2017. Our expected dividend yield was 5.39% in 2019 and 3.31% in 2018. All RSUs granted in 2017 were dividend-eligible.
Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 29, 2018	2,338,958	$68.49
Granted	8,091,999	25.77
Forfeited	(959,485)	50.16
Vested	(75,563)	76.38
Outstanding at December 28, 2019	9,395,909	33.51

The aggregate fair value of RSUs that vested during the period was $2 million in 2019, $9 million in 2018, and $12 million in 2017.
Performance Share Units
PSUs represent a right to receive one share or the value of one share upon the terms and conditions set forth in the plan and the applicable award agreement and are subject to achievement or satisfaction of performance or market conditions specified by the Compensation Committee of our Board of Directors.
For our PSUs that are tied to performance conditions, we used the stock price on the grant date to estimate the fair value. The PSUs are not dividend-eligible; therefore, we discounted the fair value of the PSUs based on the dividend yield. Dividend yield was estimated using the quarterly dividend divided by the three-month average stock price, annualized and continuously compounded. The grant date fair value of PSUs is amortized to expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards. We adjust the expense based on the likelihood of future achievement of performance metrics.
In 2019, in addition to the performance-based PSUs granted, we granted PSUs to our Chief Executive Officer that are tied to market-based conditions. The grant date fair value of these PSUs was determined based on a Monte Carlo simulation model. A discount was applied to the Monte Carlo valuation to reflect the lack of marketability during a mandatory post-vest holding period of three years. The related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The number of PSUs that ultimately vest is based on achievement of the market-based components.

The weighted average grant date fair value per share of our PSUs granted during the year was $25.31 in 2019, $56.31 in 2018, and $79.85 in 2017. Our expected dividend yield was 5.39% in 2019, 3.31% in 2018, and 2.73% in 2017.
Our PSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 29, 2018	3,252,056	$59.24
Granted	4,832,626	25.31
Forfeited	(1,271,023)	54.67
Outstanding at December 28, 2019	6,813,659	36.03

Total Equity Awards
Equity award compensation cost and the related tax benefit was (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Pre-tax compensation cost	$46	$33	$46
Related tax benefit	(9)	(7)	(14)
After-tax compensation cost	$37	$26	$32

Unrecognized compensation cost related to unvested equity awards was $365 million at December 28, 2019 and is expected to be recognized over a weighted average period of three years.
Note 12. Postemployment Benefits
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

Obligations and Funded Status:
The projected benefit obligations, fair value of plan assets, and funded status of our pension plans were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Benefit obligation at beginning of year	$4,060	$4,719	$1,930	$3,464
Service cost	7	10	17	19
Interest cost	163	158	51	67
Benefits paid	(331)	(191)	(122)	(126)
Actuarial losses/(gains)	602	(447)	252	(118)
Plan amendments	—	1	—	14
Currency	—	—	59	(175)
Settlements	—	(190)	—	(1,221)
Curtailments	—	—	—	(1)
Special/contractual termination benefits	—	—	4	7
Other	—	—	(4)	—
Benefit obligation at end of year	4,501	4,060	2,187	1,930
Fair value of plan assets at beginning of year	4,219	4,785	2,689	4,156
Actual return on plan assets	947	(185)	177	49
Employer contributions	—	—	19	57
Benefits paid	(331)	(191)	(122)	(126)
Currency	—	—	78	(221)
Settlements	—	(190)	—	(1,221)
Other	—	—	—	(5)
Fair value of plan assets at end of year	4,835	4,219	2,841	2,689
Net pension liability/(asset) recognized at end of year	$(334)	$(159)	$(654)	$(759)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $4.5 billion at December 28, 2019 and $4.1 billion at December 29, 2018 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $2.1 billion at December 28, 2019 and $1.7 billion at December 29, 2018.
The combined U.S. and non-U.S. pension plans resulted in net pension assets of $988 million at December 28, 2019 and $918 million at December 29, 2018. We recognized these amounts on our consolidated balance sheets as follows (in millions):

	December 28, 2019	December 29, 2018
Other non-current assets	$1,081	$999
Other current liabilities	(4)	(4)
Accrued postemployment costs	(89)	(77)
Net pension asset/(liability) recognized	$988	$918

For certain of our U.S. and non-U.S. plans that were underfunded based on accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Projected benefit obligation	$—	$—	$162	$146
Accumulated benefit obligation	—	—	156	139
Fair value of plan assets	—	—	70	65

All of our U.S. plans were overfunded based on plan assets in excess of accumulated benefit obligations as of December 28, 2019 and December 29, 2018.

For certain of our U.S. and non-U.S. plans that were underfunded based on projected benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Projected benefit obligation	$—	$—	$162	$148
Accumulated benefit obligation	—	—	156	141
Fair value of plan assets	—	—	70	67

All of our U.S. plans were overfunded based on plan assets in excess of projected benefit obligations as of December 28, 2019 and December 29, 2018.
We used the following weighted average assumptions to determine our projected benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Discount rate	3.4%	4.4%	2.0%	2.9%
Rate of compensation increase	4.1%	4.1%	3.7%	3.9%

Discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans.
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	U.S. Plans			Non-U.S. Plans
	December 28, 2019	December 29, 2018	December 30, 2017	December 28, 2019	December 29, 2018	December 30, 2017
Service cost	$7	$10	$11	$17	$19	$19
Interest cost	163	158	178	51	67	66
Expected return on plan assets	(229)	(247)	(262)	(143)	(175)	(180)
Amortization of unrecognized losses/(gains)	—	—	—	1	2	1
Settlements	—	(4)	2	1	158	—
Curtailments	—	—	—	—	(1)	—
Special/contractual termination benefits	—	—	19	4	7	9
Other	—	—	2	—	—	(15)
Net pension cost/(benefit)	$(59)	$(83)	$(50)	$(69)	$77	$(100)

We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our consolidated statements of income.
We used the following weighted average assumptions to determine our net pension costs for the years ended:

	U.S. Plans			Non-U.S. Plans
	December 28, 2019	December 29, 2018	December 30, 2017	December 28, 2019	December 29, 2018	December 30, 2017
Discount rate - Service cost	4.6%	3.8%	4.2%	3.3%	3.0%	3.2%
Discount rate - Interest cost	4.1%	3.6%	3.6%	2.6%	2.9%	2.1%
Expected rate of return on plan assets	5.7%	5.5%	5.7%	5.4%	4.5%	4.8%
Rate of compensation increase	4.1%	4.1%	4.1%	3.9%	3.9%	4.0%

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
Our weighted average asset allocations were:

	U.S. Plans		Non-U.S. Plans
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Fixed-income securities	83%	84%	43%	45%
Equity securities	15%	14%	39%	34%
Cash and cash equivalents	2%	2%	14%	16%
Real estate	—%	—%	2%	3%
Certain insurance contracts	—%	—%	2%	2%
Total	100%	100%	100%	100%

Our pension investment strategy for U.S. plans is designed to align our pension assets with our projected benefit obligation to reduce volatility by targeting an investment of approximately 85% of our U.S. plan assets in fixed-income securities and approximately 15% in return-seeking assets, primarily equity securities.
For pension plans outside the United States, our investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the long-term asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 78% fixed-income securities and annuity contracts, and approximately 22% in return-seeking assets, primarily equity securities and real estate.
The fair value of pension plan assets at December 28, 2019 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds and other fixed-income securities	$3,642	$—	$3,639	$3
Government bonds	358	358	—	—
Total fixed-income securities	4,000	358	3,639	3
Equity securities	775	775	—	—
Cash and cash equivalents	414	413	1	—
Real estate	45	—	—	45
Certain insurance contracts	49	—	—	49
Fair value excluding investments measured at net asset value	5,283	1,546	3,640	97
Investments measured at net asset value(a)	2,393
Total plan assets at fair value	$7,676

(a)
Amount includes cash collateral of $226 million associated with our securities lending program, which is reflected as an asset, and a corresponding securities lending payable of $226 million, which is reflected as a liability. The net impact on total plan assets at fair value is zero.

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
Corporate Bonds and Other Fixed-Income Securities. These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds). Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, these securities are included in Level 2. A limited number of these securities are in default and included in Level 3.
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
Changes in our Level 3 plan assets for the year ended December 28, 2019 included (in millions):

Asset Category	December 29, 2018	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 28, 2019
Real estate	$79	$—	$2	$2	$(38)	$—	$45
Corporate bonds and other fixed-income securities	—	—	—	—	—	3	3
Certain insurance contracts	53	—	—	1	(5)	—	49
Total Level 3 investments	$132	$—	$2	$3	$(43)	$3	$97
Changes in our Level 3 plan assets for the year ended December 29, 2018 included (in millions):

Asset Category	December 30, 2017	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 29, 2018
Real estate	$262	$—	$49	$(7)	$(210)	$(15)	$79
Certain insurance contracts	983	—	(82)	(3)	(845)	—	53
Total Level 3 investments	$1,245	$—	$(33)	$(10)	$(1,055)	$(15)	$132
Net purchases, issuances and settlements of $845 million principally related to insurance contract settlements in Canada in connection with the wind-up of our Canadian salaried and hourly defined benefit pension plans.
Employer Contributions:
In 2019, we contributed $19 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plans. We estimate that 2020 pension contributions will be approximately $19 million to our non-U.S. pension plans. We do not plan to make contributions to our U.S. pension plans in 2020. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 28, 2019 were (in millions):

	U.S. Plans	Non-U.S. Plans
2020	$343	$75
2021	340	75
2022	331	80
2023	323	79
2024	314	80
2025-2029	1,364	438

Postretirement Plans
Obligations and Funded Status:
The accumulated benefit obligation, fair value of plan assets, and funded status of our postretirement benefit plans were (in millions):

	December 28, 2019	December 29, 2018
Benefit obligation at beginning of year	$1,294	$1,553
Service cost	6	8
Interest cost	46	45
Benefits paid	(129)	(136)
Actuarial losses/(gains)	94	(142)
Plan amendments	(1)	(21)
Currency	6	(13)
Curtailments	(3)	—
Benefit obligation at end of year	1,313	1,294
Fair value of plan assets at beginning of year	1,044	1,188
Actual return on plan assets	187	(26)
Employer contributions	13	19
Benefits paid	(130)	(137)
Fair value of plan assets at end of year	1,114	1,044
Net postretirement benefit liability/(asset) recognized at end of year	$199	$250

We recognized the net postretirement benefit asset/(liability) on our consolidated balance sheets as follows (in millions):

	December 28, 2019	December 29, 2018
Other current liabilities	$(15)	$(14)
Accrued postemployment costs	(184)	(236)
Net postretirement benefit asset/(liability) recognized	$(199)	$(250)

All of our postretirement benefit plans were underfunded based on accumulated postretirement benefit obligations in excess of plan assets. The accumulated benefit obligations and the fair value of plan assets were (in millions):

	December 28, 2019	December 29, 2018
Accumulated benefit obligation	$1,313	$1,294
Fair value of plan assets	1,114	1,044

We used the following weighted average assumptions to determine our postretirement benefit obligations:

	December 28, 2019	December 29, 2018
Discount rate	3.1%	4.2%
Health care cost trend rate assumed for next year	6.5%	6.7%
Ultimate trend rate	4.9%	4.9%

Discount rates for our plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Our expected health care cost trend rate is based on historical costs and our expectation for health care cost trend rates going forward.
The year that the health care cost trend rate reaches the ultimate trend rate varies by plan and ranges between 2020 and 2030 as of December 28, 2019.
Assumed health care costs trend rates have a significant impact on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects, increase/(decrease) in cost and obligation, as of December 28, 2019 (in millions):

	One-Percentage-Point
	Increase	(Decrease)
Effect on annual service and interest cost	$3	$(2)
Effect on postretirement benefit obligation	55	(47)

Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Service cost	$6	$8	$10
Interest cost	46	45	49
Expected return on plan assets	(53)	(50)	—
Amortization of prior service costs/(credits)	(306)	(311)	(328)
Amortization of unrecognized losses/(gains)	(8)	—	—
Curtailments	(5)	—	(177)
Net postretirement cost/(benefit)	$(320)	$(308)	$(446)

We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our consolidated statements of income.
The amortization of prior service credits was primarily driven by plan amendments in 2015 and 2016. We estimate that amortization of prior service credits will be approximately $123 million in 2020, $8 million in 2021, $6 million in 2022, $6 million in 2023, and $2 million in 2024.
In 2017, we remeasured certain of our postretirement plans and recognized a curtailment gain of $177 million. The curtailment was triggered by the number of cumulative headcount reductions after the closure of certain U.S. factories during the year. The resulting gain is attributed to accelerating a portion of the previously deferred actuarial gains and prior service credits. The headcount reductions and factory closures were part of our Integration Program. See Note 5, Restructuring Activities, for additional information.
We used the following weighted average assumptions to determine our net postretirement benefit plans cost for the years ended:

	December 28, 2019	December 29, 2018	December 30, 2017
Discount rate - Service cost	4.2%	3.6%	4.0%
Discount rate - Interest cost	3.8%	3.0%	3.0%
Expected rate of return on plan assets	5.4%	4.4%	—%
Health care cost trend rate	6.5%	6.7%	6.3%

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
Our weighted average asset allocations were:

	December 28, 2019	December 29, 2018
Fixed-income securities	65%	65%
Equity securities	31%	27%
Cash and cash equivalents	4%	8%

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
The fair value of postretirement benefit plan assets at December 28, 2019 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$33	$33	$—	$—
Corporate bonds and other fixed-income securities	592	—	592	—
Total fixed-income securities	625	33	592	—
Equity securities	188	188	—	—
Fair value excluding investments measured at net asset value	813	221	592	—
Investments measured at net asset value	301
Total plan assets at fair value	$1,114

The fair value of postretirement benefit plan assets at December 29, 2018 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$26	$26	$—	$—
Corporate bonds and other fixed-income securities	567	—	567	—
Total fixed-income securities	593	26	567	—
Equity securities	146	146	—	—
Fair value excluding investments measured at net asset value	739	172	567	—
Investments measured at net asset value	305
Total plan assets at fair value	$1,044

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

Employer Contributions:
In 2019, we contributed $12 million to our postretirement benefit plans. We estimate that 2020 postretirement benefit plan contributions will be approximately $15 million. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Future Benefit Payments:
Our estimated future benefit payments for our postretirement plans at December 28, 2019 were (in millions):

2020	$125
2021	114
2022	114
2023	107
2024	101
2025-2029	413

Other Plans
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $88 million in 2019, $85 million in 2018, and $78 million in 2017.

Accumulated Other Comprehensive Income/(Losses)
Our accumulated other comprehensive income/(losses) pension and postretirement benefit plans balances, before tax, consisted of the following (in millions):

	Pension Benefits		Postretirement Benefits		Total
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net actuarial gain/(loss)	$74	$175	$209	$177	$283	$352
Prior service credit/(cost)	(14)	(14)	153	458	139	444
	$60	$161	$362	$635	$422	$796

The net postemployment benefits recognized in other comprehensive income/(loss), consisted of the following (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Net postemployment benefit gains/(losses) arising during the period:
Net actuarial gains/(losses) arising during the period - Pension Benefits	$(103)	$8	$45
Net actuarial gains/(losses) arising during the period - Postretirement Benefits	41	66	71
Prior service credits/(costs) arising during the period - Pension Benefits	—	(15)	1
Prior service credits/(costs) arising during the period - Postretirement Benefits	1	21	24
	(61)	80	141
Tax benefit/(expense)	(5)	(19)	(55)
	$(66)	$61	$86

Reclassification of net postemployment benefit losses/(gains) to net income/(loss):
Amortization of unrecognized losses/(gains) - Pension Benefits	$1	$2	$1
Amortization of unrecognized losses/(gains) - Postretirement Benefits	(8)	—	—
Amortization of prior service costs/(credits) - Postretirement Benefits	(306)	(311)	(328)
Net settlement and curtailment losses/(gains) - Pension Benefits	1	153	2
Net settlement and curtailment losses/(gains) - Postretirement Benefits	(1)	—	(177)
Other losses/(gains) on postemployment benefits	1	—	—
	(312)	(156)	(502)
Tax (benefit)/expense	78	38	193
	$(234)	$(118)	$(309)

As of December 28, 2019, we expect to amortize $123 million of postretirement benefit plans prior service credits from accumulated other comprehensive income/(losses) into net postretirement benefit plans costs/(benefits) during 2020. We do not expect to amortize any other significant postemployment benefit losses/(gains) into net pension or net postretirement benefit plan costs/(benefits) during 2020.
Note 13. Financial Instruments
We maintain a policy of requiring that all significant, non-exchange traded derivative contracts be governed by an International Swaps and Derivatives Association master agreement, and these master agreements and their schedules contain certain obligations regarding the delivery of certain financial information upon demand.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	December 28, 2019	December 29, 2018
Commodity contracts	$475	$478
Foreign exchange contracts	3,045	3,263
Cross-currency contracts	4,035	10,146

The decrease in our derivative volume for cross-currency contracts was primarily driven by the settlement of Canadian dollar and British pound sterling cross-currency swaps in the fourth quarter of 2019.
Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	December 28, 2019
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$7	$20	$7	$20
Cross-currency contracts(b)	—	—	200	88	200	88
Derivatives not designated as hedging instruments:
Commodity contracts(c)	42	6	—	2	42	8
Foreign exchange contracts(a)	—	—	6	3	6	3
Total fair value	$42	$6	$213	$113	$255	$119

(a)
At December 28, 2019, the fair value of our derivative assets was recorded in other current assets ($12 million) and other non-current assets ($1 million), and the fair value of our derivative liabilities was recorded in other current liabilities.

(b)	At December 28, 2019, the fair value of our derivative assets was recorded in other non-current assets and the fair value of our derivative liabilities was recorded in other non-current liabilities.

(c)	At December 28, 2019, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

	December 29, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$51	$26	$51	$26
Cross-currency contracts(b)	—	—	139	3	139	3
Derivatives not designated as hedging instruments:
Commodity contracts(a)	5	27	—	2	5	29
Foreign exchange contracts(a)	—	—	5	42	5	42
Cross-currency contracts(b)	—	—	557	119	557	119
Total fair value	$5	$27	$752	$192	$757	$219

(a)	The fair value of derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

(b)
The fair value of derivative assets was recorded in other current assets ($557 million) and other non-current assets ($139 million), and the fair value of derivative liabilities was recorded within other current liabilities ($119 million) and other non-current liabilities ($3 million).

Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $108 million at December 28, 2019 and $124 million at December 29, 2018. At December 28, 2019, we had collected collateral of $25 million related to commodity derivative margin requirements. This was included in other current liabilities on our consolidated balance sheet at December 28, 2019. At December 29, 2018, collateral of $32 million was posted related to commodity derivative margin requirements. This was included in prepaid expenses on our consolidated balance sheet at December 29, 2018.
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
Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
Net Investment Hedging:
At December 28, 2019, we had the following items designated as net investment hedges:

•	Non-derivative foreign denominated debt with principal amounts of €2,550 million and £400 million;

•	Cross-currency contracts with notional amounts of £1.0 billion ($1.4 billion), C$2.1 billion ($1.6 billion), and ¥9.6 billion ($85 million); and

•	Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $162 million.
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At December 28, 2019, we had a euro intercompany loan with aggregate notional amount of $76 million.
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
Cash Flow Hedge Coverage:
At December 28, 2019, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 25 months and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next four years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at December 28, 2019 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains on cross-currency cash flow hedges and unrealized losses on interest rate cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized losses on foreign currency cash flow hedges during the next 12 months to be approximately $12 million.
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
Economic Hedging:
We enter into certain derivative contracts not designated as hedging instruments in accordance with our risk management strategy which have an economic impact of largely mitigating commodity price risk and foreign currency exposures. Gains and losses are recorded in net income/(loss) as a component of cost of products sold for our commodity contracts and other expense/(income) for our cross currency and foreign exchange contracts.

Divestiture Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the Heinz India Transaction. In 2018, the related derivative losses were $20 million, including $17 million recorded within other expense/(income) and $3 million recorded within interest expense. These derivative contracts settled in the first quarter of 2019 resulting in a gain of $5 million, including a gain of $6 million recorded within other expense/(income) and a loss of $1 million recorded within interest expense. These losses are classified as other losses/(gains) related to acquisitions and divestitures. Additionally, we entered into foreign exchange contracts which were designated as net investment hedges related to our investment in Heinz India. Related to these net investment hedges, we had unrealized hedge losses of $10 million as of December 29, 2018, which were recognized in accumulated other comprehensive income/(losses). In 2019, these net investment hedges settled at a loss of $6 million. This loss was subsequently reclassified from accumulated other comprehensive income/(losses) to other expense/(income) in the consolidated statement of income in the first quarter of 2019 when the Heinz India Transaction closed. These losses are classified as losses/(gains) on the sale of a business. See Note 4, Acquisitions and Divestitures, for additional information related to the Heinz India Transaction.
Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments			Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flow hedges:
Foreign exchange contracts	$—	$—	$1	Net sales
Foreign exchange contracts	(36)	64	(42)	Cost of products sold
Foreign exchange contracts (excluded component)	2	(2)	—	Cost of products sold
Foreign exchange contracts	(23)	56	(82)	Other expense/(income)
Foreign exchange contracts (excluded component)	—	3	—	Other expense/(income)
Cross-currency contracts	43	(4)	—	Other expense/(income)
Cross-currency contracts (excluded component)	28	1	—	Other expense/(income)
Net investment hedges:
Foreign exchange contracts	13	(11)	(23)	Other expense/(income)
Foreign exchange contracts (excluded component)	(1)	(3)	—	Interest expense
Cross-currency contracts	(67)	214	(184)	Other expense/(income)
Cross-currency contracts (excluded component)	30	13	—	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(11)	$331	$(330)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	December 28, 2019			December 29, 2018
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$16,830	$1,361	$(952)	$17,347	$1,284	$(168)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$23	$—	$(22)	$(2)	$—	$56
Foreign exchange contracts (excluded component)	—	—	—	(2)	—	3
Interest rate contracts	—	(4)	—	—	(4)	—
Cross-currency contracts	—	—	23	—	—	(7)
Cross-currency contracts (excluded component)	—	—	28	—	—	1
Net investment hedges:
Foreign exchange contracts	—	—	(6)	—	—	—
Foreign exchange contracts (excluded component)	—	(1)	—	—	(3)	—
Cross-currency contracts (excluded component)	—	30	—	—	13	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	43	—	—	(44)	—	—
Foreign exchange contracts	—	—	(1)	—	—	(84)
Cross-currency contracts	—	—	11	—	—	4
Total gains/(losses) recognized in statements of income	$66	$25	$33	$(48)	$6	$(27)

	December 30, 2017
	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$17,043	$1,234	$(627)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$—	$—	$(81)
Interest rate contracts	—	(4)	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(37)	—	—
Foreign exchange contracts	—	—	54
Cross-currency contracts	—	—	(2)
Total gains/(losses) recognized in statements of income	$(37)	$(4)	$(29)

Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $52 million in 2019 and $174 million in 2018 and pre-tax losses of $425 million in 2017. These amounts were recognized in other comprehensive income/(loss).

Note 14. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 31, 2016	$(2,413)	$772	$12	$(1,629)
Foreign currency translation adjustments	1,179	—	—	1,179
Net deferred gains/(losses) on net investment hedges	(353)	—	—	(353)
Net deferred gains/(losses) on cash flow hedges	—	—	(113)	(113)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	85	85
Net postemployment benefit gains/(losses) arising during the period	—	86	—	86
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(309)	—	(309)
Total other comprehensive income/(loss)	826	(223)	(28)	575
Balance as of December 30, 2017	(1,587)	549	(16)	(1,054)
Foreign currency translation adjustments	(1,173)	—	—	(1,173)
Net deferred gains/(losses) on net investment hedges	284	—	—	284
Amounts excluded from the effectiveness assessment of net investment hedges	7	—	—	7
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(7)	—	—	(7)
Net deferred gains/(losses) on cash flow hedges	—	—	99	99
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	2	2
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(44)	(44)
Net postemployment benefit gains/(losses) arising during the period	—	61	—	61
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(118)	—	(118)
Total other comprehensive income/(loss)	(889)	(57)	57	(889)
Balance as of December 29, 2018	(2,476)	492	41	(1,943)
Foreign currency translation adjustments	239	—	—	239
Net deferred gains/(losses) on net investment hedges	1	—	—	1
Amounts excluded from the effectiveness assessment of net investment hedges	22	—	—	22
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(16)	—	—	(16)
Net deferred gains/(losses) on cash flow hedges	—	—	(10)	(10)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	29	29
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(41)	(41)
Net postemployment benefit gains/(losses) arising during the period	—	(69)	—	(69)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(234)	—	(234)
Cumulative effect of accounting standards adopted in the period(a)	—	114	22	136
Total other comprehensive income/(loss)	246	(189)	—	57
Balance at December 28, 2019	$(2,230)	$303	$41	$(1,886)

(a)
In the first quarter of 2019, we adopted ASU 2018-02 related to reclassifying tax effects stranded in accumulated other comprehensive income/(losses). See Note 3, New Accounting Standards, for additional information.

Reclassification of net postemployment benefit losses/(gains) included amounts reclassified to net income and amounts reclassified into inventory (consistent with our capitalization policy).
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	December 28, 2019			December 29, 2018			December 30, 2017
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$239	$—	$239	$(1,173)	$—	$(1,173)	$1,179	$—	$1,179
Net deferred gains/(losses) on net investment hedges	(2)	3	1	377	(93)	284	(632)	279	(353)
Amounts excluded from the effectiveness assessment of net investment hedges	29	(7)	22	10	(3)	7	—	—	—
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(23)	7	(16)	(10)	3	(7)	—	—	—
Net deferred gains/(losses) on cash flow hedges	(16)	6	(10)	116	(17)	99	(123)	10	(113)
Amounts excluded from the effectiveness assessment of cash flow hedges	30	(1)	29	2	—	2	—	—	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(48)	7	(41)	(45)	1	(44)	85	—	85
Net actuarial gains/(losses) arising during the period	(65)	(5)	(70)	74	(16)	58	116	(47)	69
Prior service credits/(costs) arising during the period	1	—	1	6	(3)	3	25	(8)	17
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(312)	78	(234)	(156)	38	(118)	(502)	193	(309)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)			Affected Line Item in the Statements of Income
	December 28, 2019	December 29, 2018	December 30, 2017
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$6	$—	$—	Other expense/(income)
Foreign exchange contracts(b)	1	3	—	Interest expense
Cross-currency contracts(b)	(30)	(13)	—	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(c)	(23)	4	—	Cost of products sold
Foreign exchange contracts(c)	22	(59)	81	Other expense/(income)
Cross-currency contracts(b)	(51)	6	—	Other expense/(income)
Interest rate contracts(d)	4	4	4	Interest expense
Losses/(gains) on hedges before income taxes	(71)	(55)	85
Losses/(gains) on hedges, income taxes	14	4	—
Losses/(gains) on hedges	$(57)	$(51)	$85

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(e)	$(7)	$2	$1
Amortization of prior service costs/(credits)(e)	(306)	(311)	(328)
Settlement and curtailment losses/(gains)(e)	—	153	(175)
Other losses/(gains) on postemployment benefits	1	—	—
Losses/(gains) on postemployment benefits before income taxes	(312)	(156)	(502)
Losses/(gains) on postemployment benefits, income taxes	78	38	193
Losses/(gains) on postemployment benefits	$(234)	$(118)	$(309)

(a)	Represents the reclassification of hedge losses/(gains) resulting from the complete or substantially complete liquidation of our investment in the underlying foreign operations.

(b)	Represents recognition of the excluded component in net income/(loss).

(c)	Includes amortization of the excluded component and the effective portion of the related hedges.

(d)	Represents amortization of realized hedge losses that were deferred into accumulated other comprehensive income/(losses) through the maturity of the related long-term debt instruments.

(e)	These components are included in the computation of net periodic postemployment benefit costs. See Note 12, Postemployment Benefits, for additional information.
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

As of December 28, 2019, companies and individuals are allowed to use an auction-based system at private and public banks to obtain foreign currency. This is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. Published daily by the Banco Central de Venezuela, the exchange rate (“BCV Rate”) is calculated as the weighted average rate of participating banking institutions with active exchange operations. We believe the BCV Rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary. Therefore, we revalue the income statement using the weighted average BCV Rates, and we revalue the bolivar-denominated monetary assets and liabilities at the period-end BCV Rate. The resulting revaluation gains and losses are recorded in current net income/(loss), rather than accumulated other comprehensive income/(losses). These gains and losses are classified within other expense/(income) as nonmonetary currency devaluation on our consolidated statements of income.
The BCV Rate at December 28, 2019 was BsS45,874.81 per U.S. dollar compared to BsS638.18 at December 29, 2018. The weighted average rate was BsS13,955.68 for 2019, BsS25.06 for 2018, and BsS0.02 for 2017. Remeasurements of the bolivar-denominated monetary assets and liabilities and operating results of our Venezuelan subsidiary at BCV Rates resulted in nonmonetary currency devaluation losses of $10 million in 2019, $146 million in 2018, and $36 million in 2017. These losses were recorded in other expense/(income) in the consolidated statements of income.
Our Venezuelan subsidiary obtains U.S. dollars through private and public bank auctions, royalty payments, and exports. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of December 28, 2019, our Venezuelan subsidiary had sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business.
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
Note 16. Financing Arrangements
We enter into various structured payable and product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. For certain arrangements, we have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our consolidated balance sheets. We had approximately $253 million at December 28, 2019 and approximately $267 million at December 29, 2018 on our consolidated balance sheets related to these arrangements.
We have utilized accounts receivable securitization and factoring programs (the “Programs”) globally for our working capital needs and to provide efficient liquidity. During 2018, we had Programs in place in various countries across the globe. In the second quarter of 2018, we unwound our U.S. securitization program, which represented the majority of our Programs, using proceeds from the issuance of long-term debt in June 2018. As of December 29, 2018, we had unwound all of our Programs. As a result, there were no related amounts on our consolidated balance sheets at December 28, 2019 or December 29, 2018.

We operated the Programs such that we generally utilized the majority of the available aggregate cash consideration limits. We accounted for transfers of receivables pursuant to the Programs as a sale and removed them from our consolidated balance sheets. Under the Programs, we generally received cash consideration up to a certain limit and recorded a non-cash exchange for sold receivables for the remainder of the purchase price. We maintained a “beneficial interest,” or a right to collect cash, in the sold receivables. Cash receipts from the payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been securitized in these Programs) were classified as investing activities and presented as cash receipts on sold receivables on our consolidated statements of cash flows.

Note 17. Commitments and Contingencies
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
On October 8, 2019, the court entered an order consolidating these lawsuits into one proceeding and appointing lead plaintiffs and lead plaintiffs’ counsel. Lead plaintiffs, Union Asset Management Holding AG and Sjunde AP-Fonden, filed a consolidated amended complaint on January 6, 2020, adding 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) as party defendants. The consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. The plaintiffs seek damages in an unspecified amount, attorneys’ fees and other relief.
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
The two plaintiffs who voluntarily dismissed their derivative lawsuits against certain of the Company’s current and former officers and directors subsequently filed new derivative actions in the Delaware Court of Chancery against the 3G Entities, with the Company named as a nominal defendant. The first action, DeFabiis v 3G Capital, Inc., was filed on June 14, 2019, and the second action, Kailas v. 3G Capital, Inc., was filed on October 9, 2019. The complaints allege that the defendant 3G Entities were controlling shareholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaints seek relief against the 3G Entities in the form of disgorgement of all profits obtained from alleged insider trading plus an award of attorneys’ fees and costs.
Six additional derivative lawsuits, Mary Nell Legg Family Trust v. 3G Capital Inc., General Retirement System of the City of Detroit v. Abel, Gilbert v. Behring, Erste Asset Management GMBH v. 3G Capital, Inc., Hill v. Abel, and Police & Fire Retirement System of the City of Detroit v. Hees, were filed on October 29, 2019, December 11, 2019, January 14, 2020, January 21, 2020, January 31, 2020, and February 7, 2020, respectively, in the Delaware Court of Chancery against certain of the Company’s current and former officers and directors, in addition to the 3G Entities, with the Company named as a nominal defendant. The complaints allege that the defendant 3G Entities were controlling shareholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaints allege the remaining defendants breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by purportedly approving or allowing the 3G Entities’ alleged insider trading. The complaints seek relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, and an award of attorneys’ fees and costs.
We intend to vigorously defend against these lawsuits; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of these proceedings.
United States Government Investigations:
As previously disclosed on February 21, 2019, we received a subpoena in October 2018 from the SEC related to our procurement area, specifically the accounting policies, procedures, and internal controls related to our procurement function, including, but not limited to, agreements, side agreements, and changes or modifications to agreements with our suppliers. Following the receipt of this subpoena, we, together with external counsel and forensic accountants, and subsequently, under the oversight of the Audit Committee, conducted an internal investigation into our procurement area and related matters. The SEC has issued additional subpoenas seeking information related to our financial reporting, internal controls, disclosures, our assessment of goodwill and intangible asset impairments, our communications with certain shareholders, and other procurement-related information and materials in connection with its investigation. The United States Attorney’s Office for the Northern District of Illinois (“USAO”) is also reviewing this matter. We cannot predict the eventual scope, duration or outcome of any potential SEC legal action or other action or whether it could have a material impact on our financial condition, results of operations, or cash flows. We have been responsive to the ongoing subpoenas and other document requests and will continue to cooperate fully with any governmental or regulatory inquiry or investigation.
Other Commitments and Contingencies
Purchase Obligations:
We have purchase obligations for materials, supplies, property, plant and equipment, and co-packing, storage, and distribution services based on projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology, and professional services.

As of December 28, 2019, our take-or-pay purchase obligations were as follows (in millions):

2020	$1,324
2021	590
2022	448
2023	306
2024	187
Thereafter	89
Total	$2,944

Redeemable Noncontrolling Interest:
We have a joint venture with a minority partner to manufacture, package, market, and distribute food products. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise, would require us to purchase portions of its equity interest at a future date. These put options will become exercisable beginning in 2025 (on the eighth anniversary of the product launch date) at a price to be determined at that time based upon an independent third party valuation. The minority partner’s put options are reflected on our consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. At December 28, 2019, we estimate the redemption value to be insignificant.
Note 18. Debt
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
No amounts were drawn on our Senior Credit Facility at December 28, 2019, at December 29, 2018, or during the years ended December 28, 2019, December 29, 2018, and December 30, 2017.
The Senior Credit Facility includes a $1.0 billion sub-limit for borrowings in alternative currencies (i.e., euro, British pound sterling, Canadian dollars, or other lawful currencies readily available and freely transferable and convertible into U.S. dollars), as well as a letter of credit sub-facility of up to $300 million. Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion.
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
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. Our Senior Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of December 28, 2019.
The obligations under the Credit Agreement are guaranteed by KHFC in the case of indebtedness and other liabilities of any subsidiary borrower and by Kraft Heinz in the case of indebtedness and other liabilities of any subsidiary borrower and KHFC.
In August 2017, we repaid $600 million aggregate principal amount of our previously outstanding senior unsecured loan facility (the “Term Loan Facility”). Accordingly, there were no amounts outstanding on the Term Loan Facility at December 28, 2019 or December 29, 2018.
We obtain funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at December 28, 2019 or at December 29, 2018. The maximum amount of commercial paper outstanding during the year ended December 28, 2019 was $200 million.

Long-Term Debt:
The following table summarizes our long-term debt obligations.

	Priority (a)	Maturity Dates	Interest Rates (b)	Carrying Values
				December 28, 2019	December 29, 2018
				(in millions)
U.S. dollar notes:
2025 Notes(c)	Senior Secured Notes	February 15, 2025	4.875%	$971	$1,193
Other U.S. dollar notes(d)(e)	Senior Notes	2020-2049	2.471% - 7.125%	24,127	25,551
Euro notes(d)	Senior Notes	2023-2028	1.500% - 2.250%	2,834	2,899
Canadian dollar notes(f)	Senior Notes	July 6, 2020	3.020%	382	586
British pound sterling notes:
2030 Notes(g)	Senior Secured Notes	February 18, 2030	6.250%	170	165
Other British pound sterling notes(d)	Senior Notes	July 1, 2027	4.125%	519	504
Other long-term debt	Various	2020-2035	0.500% - 5.500%	48	50
Finance lease obligations				187	199
Total long-term debt				29,238	31,147
Current portion of long-term debt				1,022	377
Long-term debt, excluding current portion				$28,216	$30,770

(a)
Priority of debt indicates the order which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.

(b)	Floating interest rates are stated as of December 28, 2019.

(c)
The 4.875% Second Lien Senior Secured Notes due February 15, 2025 (the “2025 Notes”) are senior in right of payment of existing and future unsecured and subordinated indebtedness. Kraft Heinz fully and unconditionally guarantees these notes.

(d)	Kraft Heinz fully and unconditionally guarantees these notes, which were issued by KHFC.

(e)	Includes current year issuances (the “2019 Notes”) described below.

(f)	Kraft Heinz fully and unconditionally guarantees these notes, which were issued by Kraft Heinz Canada ULC (formerly Kraft Canada Inc.).

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

Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants at December 28, 2019.
At December 29, 2018, our long-term debt excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
At December 28, 2019, aggregate principal maturities of our long-term debt excluding finance leases were (in millions):

2020	$995
2021	990
2022	2,073
2023	1,678
2024	617
Thereafter	22,460

Tender Offers:
On September 3, 2019, KHFC commenced an offer to purchase for cash any and all of its outstanding 5.375% senior notes due February 2020 (the “First Tender Offer”). The First Tender Offer expired on September 9, 2019 with a settlement date of September 10, 2019. Additionally, on September 11, 2019, KHFC commenced an offer to purchase for cash up to the maximum combined aggregate purchase price of $2.5 billion, excluding accrued and unpaid interest, of its outstanding 3.500% senior notes due June 2022, 3.500% senior notes due July 2022, 4.000% senior notes due June 2023, and 4.875% second lien senior secured notes due February 2025 (the “Second Tender Offer”) (collectively with the First Tender Offer, the “Tender Offers”). The Second Tender Offer settled on September 26, 2019.

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

In connection with the Tender Offers, we recognized a loss on extinguishment of debt of $88 million. This loss primarily reflects the payment of early tender premiums and fees associated with the Tender Offers as well as the write-off of unamortized debt issuance costs, premiums, and discounts. We recognized this loss on extinguishment of debt within interest expense on the consolidated statement of income. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the consolidated statement of cash flows. In 2019, debt prepayment and extinguishment costs per the consolidated statement of cash flows related to the Tender Offers were $91 million, which reflect the $88 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $10 million, unamortized debt issuance costs of $5 million, and unamortized discounts of $2 million.
Debt Redemptions:
Concurrently with the commencement of the First Tender Offer, we issued a notice of redemption by Kraft Heinz Canada ULC, our 100% owned subsidiary, of all of Kraft Heinz Canada ULC’s outstanding 2.700% Canadian dollar senior notes due July 2020, of which 300 million Canadian dollar aggregate principal amount was outstanding, and a notice of partial redemption by KHFC of $800 million of KHFC’s 2.800% senior notes due July 2020, of which $1.5 billion aggregate principal amount was outstanding (the “First Debt Redemptions”). The effective date of the First Debt Redemptions was October 3, 2019.
Concurrently with the commencement of the Second Tender Offer, we issued a second notice of partial redemption providing for the redemption of $500 million aggregate principal amount of KHFC’s remaining 2.800% senior notes due July 2020 (the “Second Debt Redemption”) (collectively with the First Debt Redemptions, the “2019 Debt Redemptions”). The effective date of the Second Debt Redemption was October 11, 2019.
The aggregate principal amounts of senior notes before and after the 2019 Debt Redemptions were (in millions):

	Aggregate Principal Amount Outstanding Before Redemptions		Amount Redeemed		Aggregate Principal Amount Outstanding After Redemptions
2.700% Canadian dollar senior notes due July 2020	C$	300	C$	300	C$	—
2.800% senior notes due July 2020		$1,500		$1,300		$200

In connection with the 2019 Debt Redemptions we recognized a loss on extinguishment of debt of $10 million. This loss primarily reflects the payment of premiums and fees associated with the 2019 Debt Redemptions as well as the write-off of unamortized debt issuance costs. We recognized this loss on extinguishment of debt within interest expense on the consolidated statement of income. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the consolidated statement of cash flows. In 2019, debt prepayment and extinguishment costs per the consolidated statement of cash flows related to the 2019 Debt Redemptions were $8 million, which reflect the $10 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $2 million.

Debt Issuances:
In September 2019, KHFC issued $1.0 billion aggregate principal amount of 3.750% senior notes due April 2030, $500 million aggregate principal amount of 4.625% senior notes due October 2039, and $1.5 billion aggregate principal amount of 4.875% senior notes due October 2049 (collectively, the “2019 Notes”). The 2019 Notes are fully and unconditionally guaranteed by Kraft Heinz as to payment of principal, premium, and interest on a senior unsecured basis. We used the proceeds from the 2019 Notes to fund the Second Tender Offer and to pay fees and expenses in connection therewith and to fund the Second Debt Redemption. A tabular summary of the 2019 Notes is included below.

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
Debt Issuance Costs:
Debt issuance costs are reflected as a direct deduction of our long-term debt balance on the consolidated balance sheets. We incurred debt issuance costs of $25 million in 2019 and $15 million in 2018. Debt issuance costs in 2017 were insignificant. Unamortized debt issuance costs were $119 million at December 28, 2019 and $115 million at December 29, 2018. Amortization of debt issuance costs was $15 million in 2019, $16 million in 2018, and $16 million in 2017.
Debt Premium:
Unamortized debt premiums are presented on the consolidated balance sheets as a direct addition to the carrying amount of debt. Unamortized debt premium, net, was $358 million at December 28, 2019 and $430 million at December 29, 2018. Amortization of our debt premium, net, was $34 million in 2019, $65 million in 2018, and $81 million in 2017.
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

Fair Value of Debt:
At December 28, 2019, the aggregate fair value of our total debt was $31.1 billion as compared with a carrying value of $29.2 billion. At December 29, 2018, the aggregate fair value of our total debt was $30.1 billion as compared with a carrying value of $31.2 billion. Our short-term debt and commercial paper had carrying values that approximated their fair values at December 28, 2019 and December 29, 2018. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Subsequent Event:
We repaid approximately $405 million aggregate principal amount of senior notes on February 10, 2020.
Note 19. Leases
We have operating and finance leases, primarily for warehouse, production, and office facilities and equipment. Our lease contracts have remaining contractual lease terms of up to 14 years, some of which include options to extend the term by up to 10 years. We include renewal options that are reasonably certain to be exercised as part of the lease term. Additionally, some lease contracts include termination options. We do not expect to exercise the majority of our termination options and generally exclude such options when determining the term of our leases. See Note 2, Significant Accounting Policies, for our lease accounting policy.
The components of our lease costs were (in millions):

December 28, 2019
Operating lease costs	$191
Finance lease costs:
Amortization of right-of-use assets	27
Interest on lease liabilities	6
Short-term lease costs	13
Variable lease costs	1,270
Sublease income	(14)
Total lease costs	$1,493

Our variable lease costs primarily consist of inventory related costs, such as materials, labor, and overhead components in our manufacturing and distribution arrangements that also contain a fixed component related to an embedded lease. These variable lease costs are determined based on usage or output or may vary for other reasons such as changes in material prices, taxes, or insurance. Certain of our variable lease costs are based on fluctuating indices or rates. These leases are included in our ROU assets and lease liabilities based on the index or rate at the lease commencement date. The future variability in these indices and rates is unknown; therefore, it is excluded from our future minimum lease payments and is not a component of our ROU assets or lease liabilities.
Losses/(gains) on sale and leaseback transactions, net, were insignificant for 2019.
Supplemental balance sheet information related to our leases was (in millions, except lease term and discount rate):

	December 28, 2019
	Operating Leases	Finance Leases
Right-of-use assets	$542	$185
Lease liabilities (current)	147	28
Lease liabilities (non-current)	454	158

Weighted average remaining lease term	6 years	9 years
Weighted average discount rate	4.0%	3.4%

Operating lease ROU assets are included in other non-current assets and finance lease ROU assets are included in property, plant and equipment, net, on our consolidated balance sheets. The current portion of operating lease liabilities is included in other current liabilities, and the current portion of finance lease liabilities is included in the current portion of long-term debt on our consolidated balance sheets. The non-current portion of operating lease liabilities is included in other non-current liabilities, and the non-current portion of finance lease liabilities is included in long-term debt on our consolidated balance sheets. At December 28, 2019, operating lease ROU assets, the current portion of operating lease liabilities, and the non-current portion of operating lease liabilities excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Cash flows arising from lease transactions were (in millions):

December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(196)
Operating cash inflows/(outflows) from finance leases	(6)
Financing cash inflows/(outflows) from finance leases	(28)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	42
Finance leases	12

Future minimum lease payments for leases in effect at December 28, 2019 were (in millions):

	Operating Leases	Finance Leases
2020	$168	$33
2021	131	74
2022	96	22
2023	69	10
2024	53	7
Thereafter	167	80
Total future undiscounted lease payments	684	226
Less imputed interest	(83)	(40)
Total lease liability	$601	$186

Minimum rental commitments under non-cancelable operating leases in effect at December 29, 2018 under the previous lease standard, ASC 840, were (in millions):

2019	$185
2020	137
2021	105
2022	70
2023	49
Thereafter	148
Total	$694

At December 28, 2019, our operating and finance leases that had not yet commenced were insignificant.

Note 20. Capital Stock
Common Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5.0 billion shares of common stock.
Shares of common stock issued, in treasury, and outstanding were (in millions of shares):

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 31, 2016	1,219	(2)	1,217
Exercise of stock options, issuance of other stock awards, and other	2	—	2
Balance at December 30, 2017	1,221	(2)	1,219
Exercise of stock options, issuance of other stock awards, and other	3	(2)	1
Balance at December 29, 2018	1,224	(4)	1,220
Exercise of stock options, issuance of other stock awards, and other	—	1	1
Balance at December 28, 2019	1,224	(3)	1,221

Note 21. Earnings Per Share
Our earnings per common share (“EPS”) were:

	December 28, 2019	December 29, 2018	December 30, 2017
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$1,935	$(10,192)	$10,941
Weighted average shares of common stock outstanding	1,221	1,219	1,218
Net earnings/(loss)	$1.59	$(8.36)	$8.98
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$1,935	$(10,192)	$10,941
Weighted average shares of common stock outstanding	1,221	1,219	1,218
Effect of dilutive equity awards	3	—	10
Weighted average shares of common stock outstanding, including dilutive effect	1,224	1,219	1,228
Net earnings/(loss)	$1.58	$(8.36)	$8.91

We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. We had net losses attributable to common shareholders in 2018. Therefore, we excluded the dilutive effects of equity awards in 2018 as their inclusion would have had an anti-dilutive effect on EPS. Anti-dilutive shares were 10 million in 2019, 13 million in 2018, and 2 million in 2017.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.

Net sales by segment were (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Net sales:
United States	$17,756	$18,122	$18,230
Canada	1,882	2,173	2,177
EMEA	2,551	2,718	2,585
Rest of World	2,788	3,255	3,084
Total net sales	$24,977	$26,268	$26,076

Segment Adjusted EBITDA was (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Segment Adjusted EBITDA:
United States	$4,809	$5,218	$5,873
Canada	487	608	636
EMEA	661	724	673
Rest of World	363	635	590
General corporate expenses	(256)	(161)	(108)
Depreciation and amortization (excluding integration and restructuring expenses)	(985)	(919)	(907)
Integration and restructuring expenses	(102)	(297)	(583)
Deal costs	(19)	(23)	—
Unrealized gains/(losses) on commodity hedges	57	(21)	(19)
Impairment losses	(1,899)	(15,936)	(49)
Equity award compensation expense (excluding integration and restructuring expenses)	(46)	(33)	(49)
Operating income	3,070	(10,205)	6,057
Interest expense	1,361	1,284	1,234
Other expense/(income)	(952)	(168)	(627)
Income/(loss) before income taxes	$2,661	$(11,321)	$5,450

Total depreciation and amortization expense by segment was (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Depreciation and amortization expense:
United States	$609	$626	$658
Canada	35	39	48
EMEA	107	102	99
Rest of World	124	119	98
General corporate expenses	119	97	128
Total depreciation and amortization expense	$994	$983	$1,031

Total capital expenditures by segment were (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Capital expenditures:
United States	$393	$388	$764
Canada	27	21	42
EMEA	134	124	127
Rest of World	149	236	184
General corporate expenses	65	57	77
Total capital expenditures	$768	$826	$1,194

Net sales by product category were (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Condiments and sauces	$6,406	$6,752	$6,429
Cheese and dairy	4,890	5,287	5,409
Ambient foods	2,475	2,576	2,564
Meats and seafood	2,406	2,505	2,567
Frozen and chilled foods	2,371	2,548	2,578
Refreshment beverages	1,504	1,507	1,506
Coffee	1,271	1,438	1,422
Infant and nutrition	512	756	755
Desserts, toppings and baking	1,032	1,038	1,033
Nuts and salted snacks	966	967	970
Other	1,144	894	843
Total net sales	$24,977	$26,268	$26,076

Concentration of Risk:
Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2019, 2018, and 2017. All of our segments have sales to Walmart Inc.
Geographic Financial Information:
We had significant sales in the United States, Canada, and the United Kingdom. Our net sales by geography were (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Net sales:
United States	$17,844	$18,218	$18,324
Canada	1,882	2,173	2,177
United Kingdom	1,007	1,071	1,018
Other	4,244	4,806	4,557
Total net sales	$24,977	$26,268	$26,076

We had significant long-lived assets in the United States. Long-lived assets are comprised of property, plant and equipment, net of related accumulated depreciation. Our long-lived assets by geography were (in millions):

	December 28, 2019	December 29, 2018
Long-lived assets:
United States	$5,004	$5,103
Other	2,051	1,975
Total long-lived assets	$7,055	$7,078

At December 28, 2019 and December 29, 2018, long-lived assets by geography excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 23. Other Financial Data
Consolidated Statements of Income Information
Other expense/(income)
Other expense/(income) consists of the following (in millions):

	December 28, 2019	December 29, 2018	December 30, 2017
Amortization of prior service costs/(credits)	$(306)	$(311)	$(328)
Net pension and postretirement non-service cost/(benefit)(a)	(172)	(40)	(308)
Loss/(gain) on sale of business	(420)	15	—
Interest income	(36)	(35)	(43)
Foreign exchange loss/(gain)	10	166	13
Other miscellaneous expense/(income)	(28)	37	39
Other expense/(income)	$(952)	$(168)	$(627)

(a)	Excludes amortization of prior service costs/(credits).
We present all non-service cost components of net pension cost/(benefit) and net postretirement cost/(benefit) within other expense/(income) on our consolidated statements of income. See Note 12, Postemployment Benefits, for additional information on these components, including any curtailments and settlements, as well as information on our prior service credit amortization. See Note 4, Acquisitions and Divestitures, for additional information related to our loss/(gain) on sale of business. See Note 15, Venezuela - Foreign Currency and Inflation, for information related to our nonmonetary currency devaluation losses. See Note 13, Financial Instruments, for information related to our derivative impacts.
Other expense/(income) was $952 million of income in 2019 compared to $168 million of income in 2018. This increase was primarily driven by a $420 million net gain on sales of businesses in 2019 compared to a $15 million loss on sale of business in 2018, a $162 million non-cash settlement charge in the prior year related to the wind-up of our Canadian salaried and Canadian hourly defined benefit pension plans, and a $136 million decrease in nonmonetary currency devaluation losses related to our Venezuelan operations as compared to the prior year period. The increase also reflects a $28 million gain related to the excluded component on our cross-currency contracts designated as cash flow hedges as compared to the prior period gain of $1 million.
Other expense/(income) was $168 million of income in 2018 compared to $627 million of income in 2017. This decrease was primarily due to a $162 million non-cash settlement charge in 2018 related to the wind-up of our Canadian salaried and Canadian hourly defined benefit pension plans compared to a $177 million non-cash curtailment gain from postretirement plan remeasurements in 2017. This decrease was also driven by a $110 million increase in nonmonetary currency devaluation losses related to our Venezuelan operations. There was also a $15 million loss on sale of business in 2018.
Note 24. Quarterly Financial Data (Unaudited)
Our quarterly financial data for 2019 and 2018 is summarized as follows:

	2019 Quarters
	Fourth	Third	Second	First
	(in millions, except per share data)
Net sales	$6,536	$6,076	$6,406	$5,959
Gross profit	2,107	1,947	2,082	2,011
Net income/(loss)	183	898	448	404
Net income/(loss) attributable to common shareholders	182	899	449	405
Per share data applicable to common shareholders:
Basic earnings/(loss)	0.15	0.74	0.37	0.33
Diluted earnings/(loss)	0.15	0.74	0.37	0.33

	2018 Quarters
	Fourth	Third	Second	First
	(in millions, except per share data)
Net sales	$6,891	$6,383	$6,690	$6,304
Gross profit	2,216	2,094	2,347	2,264
Net income/(loss)	(12,628)	618	753	1,003
Net income/(loss) attributable to common shareholders	(12,568)	619	754	1,003
Per share data applicable to common shareholders:
Basic earnings/(loss)	(10.30)	0.51	0.62	0.82
Diluted earnings/(loss)	(10.30)	0.50	0.62	0.82

Note 25. Supplemental Guarantor Information
Kraft Heinz fully and unconditionally guarantees the notes issued by our 100% owned operating subsidiary, Kraft Heinz Foods Company. See Note 18, Debt, for additional descriptions of these guarantees. None of our other subsidiaries guarantee such notes.
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

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Year Ended December 28, 2019
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$16,852	$8,588	$(463)	$24,977
Cost of products sold	—	11,042	6,251	(463)	16,830
Gross profit	—	5,810	2,337	—	8,147
Selling, general and administrative expenses, excluding impairment losses	—	798	2,380	—	3,178
Goodwill impairment losses	—	—	1,197	—	1,197
Intangible asset impairment losses	—	—	702	—	702
Selling, general and administrative expenses	—	798	4,279	—	5,077
Intercompany service fees and other recharges	—	3,377	(3,377)	—	—
Operating income/(loss)	—	1,635	1,435	—	3,070
Interest expense	—	1,283	78	—	1,361
Other expense/(income)	—	(128)	(824)	—	(952)
Income/(loss) before income taxes	—	480	2,181	—	2,661
Provision for/(benefit from) income taxes	—	1	727	—	728
Equity in earnings/(losses) of subsidiaries	1,935	1,456	—	(3,391)	—
Net income/(loss)	1,935	1,935	1,454	(3,391)	1,933
Net income/(loss) attributable to noncontrolling interest	—	—	(2)	—	(2)
Net income/(loss) excluding noncontrolling interest	$1,935	$1,935	$1,456	$(3,391)	$1,935

Comprehensive income/(loss) excluding noncontrolling interest	$1,856	$1,856	$1,379	$(3,235)	$1,856

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Year Ended December 29, 2018
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$17,317	$9,481	$(530)	$26,268
Cost of products sold	—	11,290	6,587	(530)	17,347
Gross profit	—	6,027	2,894	—	8,921
Selling, general and administrative expenses, excluding impairment losses	—	803	2,387	—	3,190
Goodwill impairment losses	—	—	7,008	—	7,008
Intangible asset impairment losses	—	—	8,928	—	8,928
Selling, general and administrative expenses	—	803	18,323	—	19,126
Intercompany service fees and other recharges	—	3,865	(3,865)	—	—
Operating income/(loss)	—	1,359	(11,564)	—	(10,205)
Interest expense	—	1,212	72	—	1,284
Other expense/(income)	—	(359)	191	—	(168)
Income/(loss) before income taxes	—	506	(11,827)	—	(11,321)
Provision for/(benefit from) income taxes	—	112	(1,179)	—	(1,067)
Equity in earnings/(losses) of subsidiaries	(10,192)	(10,586)	—	20,778	—
Net income/(loss)	(10,192)	(10,192)	(10,648)	20,778	(10,254)
Net income/(loss) attributable to noncontrolling interest	—	—	(62)	—	(62)
Net income/(loss) excluding noncontrolling interest	$(10,192)	$(10,192)	$(10,586)	$20,778	$(10,192)

Comprehensive income/(loss) excluding noncontrolling interest	$(11,081)	$(11,081)	$(11,550)	$22,631	$(11,081)

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Year Ended December 30, 2017
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$17,397	$9,247	$(568)	$26,076
Cost of products sold	—	11,147	6,464	(568)	17,043
Gross profit	—	6,250	2,783	—	9,033
Selling, general and administrative expenses, excluding impairment losses	—	695	2,232	—	2,927
Goodwill impairment losses	—	—	—	—	—
Intangible asset impairment losses	—	—	49	—	49
Selling, general and administrative expenses	—	695	2,281	—	2,976
Intercompany service fees and other recharges	—	4,307	(4,307)	—	—
Operating income/(loss)	—	1,248	4,809	—	6,057
Interest expense	—	1,189	45	—	1,234
Other expense/(income)	—	(535)	(92)	—	(627)
Income/(loss) before income taxes	—	594	4,856	—	5,450
Provision for/(benefit from) income taxes	—	(243)	(5,239)	—	(5,482)
Equity in earnings/(losses) of subsidiaries	10,941	10,104	—	(21,045)	—
Net income/(loss)	10,941	10,941	10,095	(21,045)	10,932
Net income/(loss) attributable to noncontrolling interest	—	—	(9)	—	(9)
Net income/(loss) excluding noncontrolling interest	$10,941	$10,941	$10,104	$(21,045)	$10,941

Comprehensive income/(loss) excluding noncontrolling interest	$11,516	$11,516	$7,711	$(19,227)	$11,516

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of December 28, 2019
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,404	$875	$—	$2,279
Trade receivables, net	—	836	1,137	—	1,973
Receivables due from affiliates	—	633	793	(1,426)	—
Income taxes receivable	—	714	160	(701)	173
Inventories	—	1,832	889	—	2,721
Short-term lending due from affiliates	—	1,399	4,645	(6,044)	—
Prepaid expenses	—	193	191	—	384
Other current assets	—	269	176	—	445
Assets held for sale	—	13	109	—	122
Total current assets	—	7,293	8,975	(8,171)	8,097
Property, plant and equipment, net	—	4,420	2,635	—	7,055
Goodwill	—	11,066	24,480	—	35,546
Investments in subsidiaries	51,623	66,492	—	(118,115)	—
Intangible assets, net	—	2,860	45,792	—	48,652
Long-term lending due from affiliates	—	207	2,000	(2,207)	—
Other non-current assets	—	850	1,250	—	2,100
TOTAL ASSETS	$51,623	$93,188	$85,132	$(128,493)	$101,450
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$5	$1	$—	$6
Current portion of long-term debt	—	626	396	—	1,022
Short-term lending due to affiliates	—	4,645	1,399	(6,044)	—
Trade payables	—	2,445	1,558	—	4,003
Payables due to affiliates	—	793	633	(1,426)	—
Accrued marketing	—	249	398	—	647
Interest payable	—	372	12	—	384
Other current liabilities	—	266	2,239	(701)	1,804
Liabilities held for sale	—	—	9	—	9
Total current liabilities	—	9,401	6,645	(8,171)	7,875
Long-term debt	—	27,912	304	—	28,216
Long-term borrowings due to affiliates	—	2,000	207	(2,207)	—
Deferred income taxes	—	1,307	10,571	—	11,878
Accrued postemployment costs	—	34	239	—	273
Other non-current liabilities	—	911	548	—	1,459
TOTAL LIABILITIES	—	41,565	18,514	(10,378)	49,701
Redeemable noncontrolling interest	—	—	—	—	—
Total shareholders’ equity	51,623	51,623	66,492	(118,115)	51,623
Noncontrolling interest	—	—	126	—	126
TOTAL EQUITY	51,623	51,623	66,618	(118,115)	51,749
TOTAL LIABILITIES AND EQUITY	$51,623	$93,188	$85,132	$(128,493)	$101,450

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

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 28, 2019
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$1,953	$3,308	$244	$(1,953)	$3,552
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(365)	(403)	—	(768)
Payments to acquire business, net of cash acquired	—	(199)	—	—	(199)
Net proceeds from/(payments on) intercompany lending activities	—	2,248	723	(2,971)	—
Additional investments in subsidiaries	(20)	(51)	—	71	—
Proceeds from net investment hedges	—	604	(14)	—	590
Proceeds from sale of business, net of cash disposed	—	—	1,875	—	1,875
Other investing activities, net	—	52	(39)	—	13
Net cash provided by/(used for) investing activities	(20)	2,289	2,142	(2,900)	1,511
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(4,568)	(227)	—	(4,795)
Proceeds from issuance of long-term debt	—	2,969	(2)	—	2,967
Debt prepayment and extinguishment costs	—	(99)	—	—	(99)
Proceeds from issuance of commercial paper	—	557	—	—	557
Repayments of commercial paper	—	(557)	—	—	(557)
Net proceeds from/(payments on) intercompany borrowing activities	—	(723)	(2,248)	2,971	—
Dividends paid	(1,953)	(1,953)	—	1,953	(1,953)
Other intercompany capital stock transactions	—	20	51	(71)	—
Other financing activities, net	20	(41)	(12)	—	(33)
Net cash provided by/(used for) financing activities	(1,933)	(4,395)	(2,438)	4,853	(3,913)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(6)	—	(6)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	1,202	(58)	—	1,144
Balance at beginning of period	—	202	934	—	1,136
Balance at end of period	$—	$1,404	$876	$—	$2,280

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 29, 2018
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$3,183	$1,928	$656	$(3,193)	$2,574
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	1,296	—	1,296
Capital expenditures	—	(339)	(487)	—	(826)
Payments to acquire business, net of cash acquired	—	(245)	(3)	—	(248)
Net proceeds from/(payments on) intercompany lending activities	—	1,626	206	(1,832)	—
Additional investments in subsidiaries	—	(41)	—	41	—
Proceeds from net investment hedges	—	24	—	—	24
Return of capital	7	—	—	(7)	—
Proceeds from sale of business, net of cash disposed	—	—	18	—	18
Other investing activities, net	—	7	17	—	24
Net cash provided by/(used for) investing activities	7	1,032	1,047	(1,798)	288
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(2,550)	(163)	—	(2,713)
Proceeds from issuance of long-term debt	—	2,990	—	—	2,990
Proceeds from issuance of commercial paper	—	2,784	—	—	2,784
Repayments of commercial paper	—	(3,213)	—	—	(3,213)
Net proceeds from/(payments on) intercompany borrowing activities	—	(206)	(1,626)	1,832	—
Dividends paid	(3,183)	(3,183)	(10)	3,193	(3,183)
Other intercompany capital stock transactions	—	(7)	41	(34)	—
Other financing activities, net	(7)	(17)	(4)	—	(28)
Net cash provided by/(used for) financing activities	(3,190)	(3,402)	(1,762)	4,991	(3,363)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(132)	—	(132)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(442)	(191)	—	(633)
Balance at beginning of period	—	644	1,125	—	1,769
Balance at end of period	$—	$202	$934	$—	$1,136

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 30, 2017
(in millions)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$2,888	$1,497	$(996)	$(2,888)	$501
CASH FLOWS FROM INVESTING ACTIVITIES
Cash receipts on sold receivables	—	—	2,286	—	2,286
Capital expenditures	—	(757)	(437)	—	(1,194)
Net proceeds from/(payments on) intercompany lending activities	—	641	(542)	(99)	—
Additional investments in subsidiaries	(21)	—	—	21	—
Proceeds from net investment hedges	—	6	—	—	6
Other investing activities, net	—	56	23	—	79
Net cash provided by/(used for) investing activities	(21)	(54)	1,330	(78)	1,177
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(2,628)	(13)	—	(2,641)
Proceeds from issuance of long-term debt	—	1,496	—	—	1,496
Proceeds from issuance of commercial paper	—	6,043	—	—	6,043
Repayments of commercial paper	—	(6,249)	—	—	(6,249)
Net proceeds from/(payments on) intercompany borrowing activities	—	542	(641)	99	—
Dividends paid-common stock	(2,888)	(2,888)	—	2,888	(2,888)
Other intercompany capital stock transactions	—	21	—	(21)	—
Other financing activities, net	21	(5)	2	—	18
Net cash provided by/(used for) financing activities	(2,867)	(3,668)	(652)	2,966	(4,221)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	57	—	57
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	(2,225)	(261)	—	(2,486)
Balance at beginning of period	—	2,869	1,386	—	4,255
Balance at end of period	$—	$644	$1,125	$—	$1,769

The following tables provide a reconciliation of cash and cash equivalents, as reported on our condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidating statements of cash flows (in millions):

	December 28, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1,404	$875	$—	$2,279
Restricted cash included in other current assets	—	—	1	—	1
Restricted cash included in other non-current assets	—	—	—	—	—
Cash, cash equivalents, and restricted cash	$—	$1,404	$876	$—	$2,280

	December 29, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$202	$928	$—	$1,130
Restricted cash included in other current assets	—	—	1	—	1
Restricted cash included in other non-current assets	—	—	5	—	5
Cash, cash equivalents, and restricted cash	$—	$202	$934	$—	$1,136

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 28, 2019, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2019 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 28, 2019 due to the material weaknesses described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018, we identified a material weakness in the risk assessment component of internal control as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. This material weakness in risk assessment gave rise to the specific control deficiency described below, which we also determined to be a material weakness, and both material weaknesses have not been remediated as of December 28, 2019:

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

Additionally, the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 28, 2019, as stated in their report which appears herein under Item 8, Financial Statements and Supplementary Data.
Remediation Efforts to Address Material Weaknesses
Our management, with oversight from our Audit Committee, is in the process of executing a plan to remediate the material weaknesses described above. This plan includes the implementation of additional controls and procedures to strengthen our internal controls related to our risk assessment component of internal control over financial reporting and supplier contracts and related arrangements. To date, the following actions have been taken towards our remediation plan:

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

•
Procurement Practices—We evaluated our procurement practices and standardized our contract documentation and analyses around procurement contracts. We also updated our global procurement and relevant accounting policies and provided additional training specific to procurement contracts and the relevant accounting considerations.

•
Overall Communications—We have reinforced and will continue to reinforce the importance of adherence to internal controls and company policies and procedures through formal communications, town hall meetings, and other employee trainings and will continue to communicate as appropriate.

The remaining actions outlined in the remediation plan from what had been previously communicated in the Annual Report on Form 10-K for the period ended December 29, 2018 include the following:

•
Performance Targets—We have identified and are in the process of implementing several performance-based target enhancements as follows: (i) implementing checkpoints to evaluate significant changes in the environment that could adversely impact the attainability of management goals and targets; (ii) reassessing and adjusting the overall balance of performance measures provided to employees to help drive challenging but attainable targets; (iii) enhancing our training and overall communication specific to the Management by Objective (“MBO”) process, including a focus on the process to request relief from previously established MBOs, to help ensure all eligible employees are aware of and understand the overall MBO waiver and relief process; and (iv) reassessing certain employees’ key performance indicators.

•
Procurement Practices—We have evaluated our procurement practices and are in the process of implementing improvements to those practices, including: (i) developing a more comprehensive accounting review process and monitoring controls over supplier contracts and related arrangements to ensure transactions are recorded in accordance with generally accepted accounting principles; and (ii) enhancing required communication protocols among all functions involved in the procurement process (e.g., procurement, legal, accounting, and finance) to ensure all relevant parties are involved in the contract review process.

•
Training Practices—We delivered a comprehensive global procurement training program that covered supplier contracts and related arrangements, including potential accounting implications during 2019. We are in the process of finalizing the 2020 training plan, including optimizing and enhancing our existing training for new hires and transferees into the procurement organization.

•
Procurement Management Software—We completed our evaluation of potential solutions related to procurement management software in order to enhance the identification, tracking, and monitoring of supplier contracts and related arrangements. We will be implementing a contract management solution during fiscal 2020. However, we have designed and are in the process of implementing manual controls to address the control deficiency until the implementation of the system solution.

We have begun and expect to continue implementing various changes in our internal control over financial reporting to remediate the material weaknesses described above. We continue to make progress on our remediation and our goal is to implement the remaining control improvements related to these material weaknesses during 2020. We will also continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Remediation of Previously Reported Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the period ended December 29, 2018, we did not design and maintain effective controls to reassess the level of precision used to review the impairment assessments related to goodwill and indefinite-lived intangible assets as changes in our business environment occurred. Specifically, we did not design and maintain effective controls to reassess the level of precision used in the review of the allocation of cash flow projections to certain brands used as a basis for performing our fourth quarter 2018 interim impairment assessments in response to the significant reduction in, and in certain instances elimination of, the excess fair value over carrying amount of certain brands that resulted from changes in our business environment.
Due to the actions taken by the Company to implement new controls and procedures, management has concluded that this material weakness has been remediated as of December 28, 2019. The actions we took to remediate this material weakness were as follows:

•
We have enhanced the level of precision at which our internal controls over financial reporting relating to goodwill and indefinite-lived intangible asset impairment assessments are performed. Specifically, we implemented and executed additional procedures to (i) enhance our analysis of forecasted cash flows used in the impairment assessment and (ii) test the accuracy of forecasted cash flow allocations to specific brands.

Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the three months ended December 28, 2019. We determined that there were no changes in our internal control over financial reporting during the three months ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is included under the headings “Company Proposals - Proposal 1. Election of Directors,” “Corporate Governance and Board Matters – Delinquent Section 16(a) Reports,” “Corporate Governance and Board Matters – Governance Guidelines and Codes of Conduct,” “Corporate Governance Materials Available on Our Web Site,” and “Board Committees and Membership – Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 7, 2020 (“2020 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by this Item 11 is included under the headings “Pay Ratio Disclosure,” “Board Committees and Membership – Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables,” in our 2020 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under our equity compensation plans at December 28, 2019 were:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	33,855,210	$41.22	—
Equity compensation plans not approved by security holders	—	—	—
Total	33,855,210		—

(1)	Includes the vesting of RSUs.

(2)
Excludes shares that are no longer available to be issued as awards under the Kraft Foods Group 2012 Incentive Performance Plan and the HJ Heinz Holding Corp 2013 Omnibus Incentive Plan. We have not issued new awards from these plans since fiscal year ended December 31, 2016.

Information related to the security ownership of certain beneficial owners and management is included in our 2020 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the heading “Corporate Governance and Board Matters - Independence and Related Person Transactions” in our 2020 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services.
Information required by this Item 14 is included under the heading “Board Committees and Membership - Audit Committee” in our 2020 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

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

2.2
Canadian Asset Transfer Agreement between Mondelēz Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).

2.3
Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property between Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).

2.4
Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.4 to Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).

2.5
Agreement and Plan of Merger, dated as of March 24, 2015, by and among H.J. Heinz Holding Corporation, Kite Merger Sub Corp., Kite Merger Sub LLC and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-203364), filed on April 10, 2015).

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

2.10
Fourth Amendment to the Master Ownership and License Agreement regarding Trademarks and Related Intellectual Property, by and between Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, effective as of September 28, 2018.*

3.1
Second Amended and Restated Certificate of Incorporation of H.J. Heinz Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on July 2, 2015).

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
4.32
Description of Kraft Heinz Securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 1-37482), filed on June 7, 2019).

4.33
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

4.34	Form of Note (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on September 25, 2019).
4.35
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

10.2
Form of (Kraft Foods Group, Inc.) Global Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q (File No. 333-35491), filed on May 2, 2014).+

10.3
Form of (Kraft Foods Group, Inc.) Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q (File No. 333-35491) filed on May 2, 2014).+

10.4
H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4 (File No. 333-203364), filed on May 29, 2015).+

10.5
Amendment, effective July 2, 2015 to the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (File No. 1-37482), filed on March 3, 2016).+

10.6
Form of H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4 (File No. 333-203364), filed on May 29, 2015).+

10.7
Kraft Foods Group, Inc. Deferred Compensation Plan For Non-Management Directors (incorporated by reference to Exhibit 4.3 to Kraft Foods Group, Inc.’s Registration Statement on Form S-8 (File No. 333-183867) filed on September 12, 2012).+

10.8
Kraft Foods Group, Inc. 2012 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 to Kraft Foods Group, Inc.’s Registration Statement on Form S-8 (File No. 333-183868) filed on September 12, 2012). +

10.9
Settlement Agreement, dated June 22, 2015, between Mondelēz International, Inc. and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 10.1 of Kraft Foods Group, Inc.’s Current Report on Form 8-K (File No. 1-35491), filed on June 24, 2015).

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

10.13	The Kraft Heinz Company 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on May 5, 2016).+
10.14
Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 1-37482), filed on June 7, 2019).+

10.15
Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 1-37482), filed on June 7, 2019).+

10.16
Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 1-37482), filed on June 7, 2019).+

10.17
Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan 2017 Performance Share Award Notice (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 1-37482), filed on June 7, 2019).+

10.18
Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan 2018 Performance Share Award Notice (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 1-37482), filed on June 7, 2019).+

10.19
Second Amendment to Credit Agreement, entered into as of June 15, 2018, to the Credit Agreement dated as of July 6, 2015, by and among The Kraft Heinz Company, Kraft Heinz Foods Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Europe Limited, as London agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-37482), filed on June 15, 2018).

10.20
Separation Agreement and General Release, dated as of June 25, 2019, by and between The Kraft Heinz Company and Bernardo Hees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on August 13, 2019).+

10.21
Addendum to Separation Agreement and General Release, dated as of June 30, 2019, by and between The Kraft Heinz Company and Bernardo Hees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on August 13, 2019).+

10.22
Offer of Employment Letter, dated as of July 1, 2019, by and between The Kraft Heinz Company and Miguel Patricio (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on August 13, 2019).+

10.23
Offer of Continued Employment Letter, dated as of September 6, 2019, by and between The Kraft Heinz Company and George Zoghbi (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on October 31, 2019).+

10.24	Separation Agreement and General Release, dated as of December 20, 2019, by and between The Kraft Heinz Company and David Knopf.+*
10.25
Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on October 31, 2019).+

10.26
Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on October 31, 2019).+

10.27
Form of Amended and Restated The Kraft Heinz Company 2016 Omnibus Incentive Plan 2019 Performance Share Award Notice (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-37482), filed on October 31, 2019).+

21.1	List of subsidiaries of The Kraft Heinz Company.*

23.1	Consent of PricewaterhouseCoopers LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.1
The following materials from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 28, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 28, 2019, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	February 14, 2020
		By:	/s/ Paulo Basilio
Paulo Basilio
Global Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Miguel Patricio	Chief Executive Officer	February 14, 2020
Miguel Patricio	(Principal Executive Officer)

/s/ Paulo Basilio	Global Chief Financial Officer	February 14, 2020
Paulo Basilio	(Duly Authorized Officer and Principal Financial Officer)

/s/ Vince Garlati	Vice President, Global Controller	February 14, 2020
Vince Garlati	(Principal Accounting Officer)

Alexandre Behring*	Chairman of the Board

John T. Cahill*	Vice Chairman of the Board

Gregory E. Abel*	Director

Joao M. Castro-Neves*	Director

Feroz Dewan*	Director

Jeanne P. Jackson*	Director

Timothy Kenesey*	Director

Jorge Paulo Lemann*	Director

John C. Pope*	Director

Alexandre Van Damme*	Director

George Zoghbi*	Director

*By:	/s/ Paulo Basilio
Paulo Basilio
Attorney-In-Fact
February 14, 2020

The Kraft Heinz Company
Valuation and Qualifying Accounts
For the Years Ended December 28, 2019, December 29, 2018 and December 30, 2017
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-offs and Reclassifications	Balance at End of Period
Year ended December 28, 2019
Allowances related to trade accounts receivable	$24	$11	$—	$(2)	$33
Allowances related to deferred taxes	81	31	—	—	112
	$105	$42	$—	$(2)	$145
Year ended December 29, 2018
Allowances related to trade accounts receivable	$23	$8	$—	$(7)	$24
Allowances related to deferred taxes	80	1	—	—	81
	$103	$9	$—	$(7)	$105
Year ended December 30, 2017
Allowances related to trade accounts receivable	$20	$8	$1	$(6)	$23
Allowances related to deferred taxes	89	(9)	—	—	80
	$109	$(1)	$1	$(6)	$103

(a)	Primarily relates to acquisitions and currency translation.

S-1