Form 10-Q
period 2020-03-28
Kraft Heinz Co
filed 2020-05-01
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

As of April 25, 2020, there were 1,221,833,078 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$6,157	$5,959
Cost of products sold	4,299	3,948
Gross profit	1,858	2,011
Selling, general and administrative expenses, excluding impairment losses	862	829
Goodwill impairment losses	226	620
Selling, general and administrative expenses	1,088	1,449
Operating income/(loss)	770	562
Interest expense	310	321
Other expense/(income)	(81)	(380)
Income/(loss) before income taxes	541	621
Provision for/(benefit from) income taxes	160	217
Net income/(loss)	381	404
Net income/(loss) attributable to noncontrolling interest	3	(1)
Net income/(loss) attributable to common shareholders	$378	$405
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.31	$0.33
Diluted earnings/(loss)	0.31	0.33
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Net income/(loss)	$381	$404
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(790)	219
Net deferred gains/(losses) on net investment hedges	166	(14)
Amounts excluded from the effectiveness assessment of net investment hedges	5	4
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	2
Net deferred gains/(losses) on cash flow hedges	101	(16)
Amounts excluded from the effectiveness assessment of cash flow hedges	5	6
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(10)	(8)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(25)	(58)
Total other comprehensive income/(loss)	(554)	135
Total comprehensive income/(loss)	(173)	539
Comprehensive income/(loss) attributable to noncontrolling interest	(11)	11
Comprehensive income/(loss) attributable to common shareholders	$(162)	$528
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	March 28, 2020	December 28, 2019
ASSETS
Cash and cash equivalents	$5,403	$2,279
Trade receivables (net of allowances of $43 at March 28, 2020 and $33 at December 28, 2019)	2,321	1,973
Inventories	2,831	2,721
Prepaid expenses	485	384
Other current assets	535	618
Assets held for sale	133	122
Total current assets	11,708	8,097
Property, plant and equipment, net	6,813	7,055
Goodwill	35,062	35,546
Intangible assets, net	48,259	48,652
Other non-current assets	2,231	2,100
TOTAL ASSETS	$104,073	$101,450
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$6	$6
Current portion of long-term debt	1,242	1,022
Trade payables	3,956	4,003
Accrued marketing	681	647
Interest payable	374	384
Other current liabilities	1,664	1,804
Liabilities held for sale	11	9
Total current liabilities	7,934	7,875
Long-term debt	31,531	28,216
Deferred income taxes	11,839	11,878
Accrued postemployment costs	250	273
Other non-current liabilities	1,395	1,459
TOTAL LIABILITIES	52,949	49,701
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interest	—	—
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,225 shares issued and 1,222 shares outstanding at March 28, 2020; 1,224 shares issued and 1,221 shares outstanding at December 28, 2019)	12	12
Additional paid-in capital	56,378	56,828
Retained earnings/(deficit)	(2,686)	(3,060)
Accumulated other comprehensive income/(losses)	(2,426)	(1,886)
Treasury stock, at cost (3 shares at March 28, 2020 and 3 shares at December 28, 2019)	(269)	(271)
Total shareholders' equity	51,009	51,623
Noncontrolling interest	115	126
TOTAL EQUITY	51,124	51,749
TOTAL LIABILITIES AND EQUITY	$104,073	$101,450
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2019	$12	$56,828	$(3,060)	$(1,886)	$(271)	$126	$51,749
Net income/(loss) excluding redeemable noncontrolling interest	—	—	378	—	—	3	381
Other comprehensive income/(loss)	—	—	—	(540)	—	(14)	(554)
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	42	(4)	—	2	—	40
Balance at March 28, 2020	$12	$56,378	$(2,686)	$(2,426)	$(269)	$115	$51,124

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 29, 2018	$12	$58,723	$(4,853)	$(1,943)	$(282)	$118	$51,775
Net income/(loss) excluding redeemable noncontrolling interest	—	—	405	—	—	—	405
Other comprehensive income/(loss)	—	—	—	123	—	12	135
Dividends declared-common stock ($0.40 per share)	—	(488)	—	—	—	—	(488)
Cumulative effect of accounting standards adopted in the period	—	—	(136)	136	—	—	—
Exercise of stock options, issuance of other stock awards, and other	—	17	(2)	—	(9)	—	6
Balance at March 30, 2019	$12	$58,252	$(4,586)	$(1,684)	$(291)	$130	$51,833
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	March 28, 2020	March 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$381	$404
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	243	239
Amortization of postretirement benefit plans prior service costs/(credits)	(31)	(77)
Equity award compensation expense	33	9
Deferred income tax provision/(benefit)	(46)	(67)
Postemployment benefit plan contributions	(9)	(13)
Goodwill and intangible asset impairment losses	226	620
Nonmonetary currency devaluation	1	4
Loss/(gain) on sale of business	2	(246)
Other items, net	170	(64)
Changes in current assets and liabilities:
Trade receivables	(423)	116
Inventories	(226)	(488)
Accounts payable	(2)	64
Other current assets	(148)	14
Other current liabilities	41	(211)
Net cash provided by/(used for) operating activities	212	304
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(131)	(249)
Payments to acquire business, net of cash acquired	—	(200)
Proceeds from sale of business, net of cash disposed	—	640
Other investing activities, net	9	(14)
Net cash provided by/(used for) investing activities	(122)	177
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(407)	(1)
Proceeds from revolving credit facility	4,000	—
Proceeds from issuance of commercial paper	—	377
Repayments of commercial paper	—	(377)
Dividends paid	(488)	(488)
Other financing activities, net	—	(15)
Net cash provided by/(used for) financing activities	3,105	(504)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(71)	(11)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	3,124	(34)
Balance at beginning of period	2,280	1,136
Balance at end of period	$5,404	$1,102
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
The condensed consolidated balance sheet data at December 28, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These statements should be read in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2019. The results for interim periods are not necessarily indicative of future or annual results.
Principles of Consolidation
The condensed consolidated financial statements include Kraft Heinz and all of our controlled subsidiaries. All intercompany transactions are eliminated.
Reportable Segments
In the first quarter of our fiscal year 2020, our internal reporting and reportable segments changed. We moved our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. We also combined our Europe, Middle East, and Africa (“EMEA”), Latin America, and Asia Pacific (“APAC”) zones to form the International zone as a result of certain previously announced organizational changes.
Therefore, effective in the first quarter of 2020, we manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada. We have reflected these changes in all historical periods presented.
Considerations related to the novel coronavirus (“COVID-19”)
In December 2019, an outbreak of illness caused by a novel coronavirus called COVID-19 was identified in Wuhan, China. On January 31, 2020, the United States declared a public health emergency related to the novel coronavirus and on March 11, 2020, the World Health Organization declared that the spread of the novel coronavirus qualified as a global pandemic. In an attempt to minimize transmission of COVID-19, significant social and economic restrictions have been imposed in the United States and abroad. These restrictions, while necessary and important for public health, have negative implications for portions of our business and the U.S. and global economy. In the preparation of these financial statements and related disclosures we have assessed the impact that COVID-19 has had on our estimates, assumptions, forecasts, and accounting policies and made additional disclosures, as necessary. As the COVID-19 situation is unprecedented and ever evolving, future events and effects related to the illness cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
See Note 8, Goodwill and Intangible Assets, Note 11, Postemployment Benefits, and Note 16, Commitments, Contingencies and Debt, for further discussion of COVID-19 considerations.
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
Note 2. Significant Accounting Policies
The following significant accounting policies were updated in the first quarter of our fiscal year 2020 to reflect material changes in our cash equivalents holdings as well as to reflect changes upon the adoption of Accounting Standards Update (“ASU”) 2018-15 related to accounting for implementation costs incurred in hosted cloud computing service arrangements. There were no other changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.
Cash and Cash Equivalents:
Cash equivalents include demand deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage is classified in other current assets or other non-current assets, as applicable, on the consolidated balance sheets.
Property, Plant and Equipment:
Property, plant and equipment are stated at historical cost and depreciated on the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from three years to 20 years and buildings and improvements over periods up to 40 years. Capitalized software costs are included in property, plant and equipment if we have the contractual right to take possession of the software at any time and it is feasible for us to either run the software on our own hardware or contract with a third party to host the software. These costs are amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years. We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Hosted Cloud Computing Arrangement that is a Service Contract:
Deferred implementation costs for hosted cloud computing service arrangements are stated at historical cost and amortized on the straight-line method over the term of the hosting arrangement which the implementation costs relate to. Deferred implementation costs for these arrangements are included in prepaid expenses and amortized to selling, general and administrative expenses (“SG&A”). The corresponding cash flows related to these arrangements will be reported within operating activities. We review the deferred implementation costs for impairment when we believe the deferred costs may no longer be recoverable. Such conditions could include situations where the arrangement is not expected to provide substantive service potential, a significant change occurs in the manner in which the arrangement is used or expected to be used, including early cancellation or termination of the arrangement, or situations where the arrangement has had, or will have, a significant change made to it. In instances where we have concluded that an impairment exists, we accelerate the deferred costs on the consolidated balance sheet for immediate expense recognition in SG&A.
Note 3. New Accounting Standards
Accounting Standards Adopted in the Current Year
Measurement of Current Expected Credit Losses:
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU became effective in the first quarter of our fiscal year 2020. We adopted this ASU and guidance on the first day of our fiscal year 2020 and, based on the insignificant impact of this ASU on our financial statements, a cumulative-effect adjustment to retained earnings/(deficit) was not deemed necessary.

Fair Value Measurement Disclosures:
In August 2018, the FASB issued ASU 2018-13 related to fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for determining that a transfer has occurred, and valuation processes for Level 3 fair value measurements. Additionally, this ASU modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of investee assets (by removing the timing requirement in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income/(loss) and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. This ASU became effective beginning in the first quarter of our fiscal year 2020. Early adoption of the guidance in whole was permitted. Alternatively, companies could have early adopted the portions of the guidance that removed or modified disclosures and delayed adoption of the additional disclosures until their effective date. Certain of the amendments in this ASU must be applied prospectively upon adoption, while other amendments must be applied retrospectively upon adoption. We elected to early adopt the provisions related to removing disclosures in the fourth quarter of our fiscal year 2018 on a retrospective basis. Accordingly, we removed certain disclosures from Note 12, Postemployment Benefits, and Note 13, Financial Instruments, in our Annual Report on Form 10-K for the year ended December 29, 2018. There was no other impact to our financial statement disclosures as a result of early adopting the provisions related to removing disclosures.
Implementation Costs Incurred in Hosted Cloud Computing Service Arrangements:
In August 2018, the FASB issued ASU 2018-15 related to accounting for implementation costs incurred in hosted cloud computing service arrangements. Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or deferred based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for deferral, they must be amortized over the term of the hosting arrangement and assessed for impairment. Additionally, the ASU requires disclosure of the nature of any hosted cloud computing service arrangement and requires financial statement presentation of the deferred costs be consistent with fees incurred under the hosting arrangement. This ASU became effective in the first quarter of our fiscal year 2020. We adopted this ASU in the first quarter of our fiscal year 2020 using a prospective transition method. The adoption of this ASU did not have a significant impact on our financial statements and related disclosures. See Note 2, Significant Accounting Policies, for our policy on accounting for hosted cloud computing service arrangements.
Accounting Standards Not Yet Adopted
Disclosure Requirements for Certain Employer-Sponsored Benefit Plans:
In August 2018, the FASB issued ASU 2018-14 related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including weighted-average interest rates used in the company’s cash balance plans and a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period. Additionally, this guidance eliminates certain previous disclosure requirements. This ASU will be effective for fiscal years ending after December 15, 2020, and our Annual Report on Form 10-K for the year ended December 26, 2020 will reflect the adoption of this ASU. This guidance must be applied on a retrospective basis to all periods presented.
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
The Primal Acquisition was accounted for under the acquisition method of accounting for business combinations. The total cash consideration paid for Primal Nutrition was $201 million. We utilized estimated fair values at the Primal Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. Such allocation for the Primal Acquisition was final as of September 28, 2019. The Primal Acquisition resulted in $124 million of tax deductible goodwill, which was allocated to the United States segment.
See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for the final purchase price allocation, valuation methodology, and other information related to the Primal Acquisition.
Deal Costs:
Related to our acquisitions, we incurred aggregate deal costs of $2 million for the three months ended March 30, 2019. We recognized these deal costs in SG&A. There were no deal costs related to acquisitions for the three months ended March 28, 2020.
Divestitures
Potential Dispositions:
As of March 28, 2020, we were in negotiations with prospective third-party buyers for the sale of two businesses in our International segment. We expect these transactions to close in 2020. Related to the first transaction, we recorded an estimated loss of $71 million within other expense/(income) in the fourth quarter of 2019 and classified the related assets and liabilities as held for sale on the condensed consolidated balance sheets at March 28, 2020 and December 28, 2019. Related to the second transaction, we recorded an estimated loss of $3 million within other expense/(income) in the first quarter of 2020 and classified the related assets and liabilities as held for sale on the condensed consolidated balance sheet at March 28, 2020.
See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information related to the first transaction.
Heinz India Transaction:
In October 2018, we entered into a definitive agreement with two third-parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”), to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) for approximately 46 billion Indian rupees (approximately $655 million at January 30, 2019) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we transferred to the Buyers, among other assets and operations, our global intellectual property rights to several brands, including Complan, Glucon-D, Nycil, and Sampriti. Our core brands (i.e., Heinz and Kraft) were not transferred. The Heinz India Transaction closed on January 30, 2019 (the “Heinz India Closing Date”). Related to the Heinz India Transaction, we recognized a pre-tax gain in other expense/(income) of $249 million in 2019, including $246 million in the first quarter and $3 million in the third quarter. Additionally, in the first quarter of 2020, we recognized a gain of approximately $1 million related to local India tax recoveries.
In connection with the Heinz India Transaction we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to the Heinz India Closing Date, including taxes for which we are liable as a result of any transaction that occurred on or before such date. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million as of the Heinz India Closing Date. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale for the Heinz India Transaction.
See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional details related to the gain on sale and tax indemnity associated with the Heinz India Transaction.

Canada Natural Cheese Transaction:
In November 2018, we entered into a definitive agreement with a third-party, Parmalat SpA (“Parmalat”), to sell certain assets in our natural cheese business in Canada for approximately 1.6 billion Canadian dollars (approximately $1.2 billion at July 2, 2019) (the “Canada Natural Cheese Transaction”). In connection with the Canada Natural Cheese Transaction, we transferred certain assets to Parmalat, including the intellectual property rights to Cracker Barrel in Canada and P’Tit Quebec globally. The Canada Natural Cheese Transaction closed on July 2, 2019. See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Form on 10-K for the year ended December 28, 2019 for additional information related to the Canada Natural Cheese Transaction.
Deal Costs:
Related to our divestitures, we incurred aggregate deal costs of $6 million for the three months ended March 30, 2019. We recognized these deal costs in SG&A. There were no deal costs related to divestitures for the three months ended March 28, 2020.
Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	March 28, 2020	December 28, 2019
ASSETS
Cash and cash equivalents	$26	$27
Inventories	28	21
Property, plant and equipment, net	33	25
Intangible assets, net	21	23
Other	25	26
Total assets held for sale	$133	$122
LIABILITIES
Trade payables	$3	$3
Other	8	6
Total liabilities held for sale	$11	$9
The balances held for sale at March 28, 2020 and December 28, 2019 primarily related to businesses in our International segment, as well as certain manufacturing equipment and land use rights across the globe.
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

Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. For the three months ended March 28, 2020, we eliminated approximately 80 positions outside of the U.S. related to these programs. As of March 28, 2020, we expect to eliminate approximately 250 additional positions outside the U.S. related to these programs primarily due to the formation of the International zone. Total restructuring expenses during the three months ended March 28, 2020 were insignificant and included $3 million of credits in severance and employee benefit costs, $2 million of other implementation costs, and $1 million of other exit costs. Restructuring expenses totaled $27 million for the three months ended March 30, 2019.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 28, 2019	$22	$24	$46
Charges/(credits)	(3)	1	(2)
Cash payments	(7)	(1)	(8)
Balance at March 28, 2020	$12	$24	$36
We expect the majority of the liability for severance and employee benefit costs as of March 28, 2020 to be paid by the end of 2020. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2020 and 2026.
Total Expenses:
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Severance and employee benefit costs - COGS	$1	$—
Severance and employee benefit costs - SG&A	(4)	1
Asset-related costs - COGS	—	2
Asset-related costs - SG&A	—	7
Other costs - COGS	—	7
Other costs - SG&A	3	10
	$—	$27
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 18, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended
	March 28, 2020	March 30, 2019
United States	$—	$19
International	(1)	4
Canada	1	2
General corporate expenses	—	2
	$—	$27

Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	March 28, 2020	December 28, 2019
Cash and cash equivalents	$5,403	$2,279
Restricted cash included in other current assets	1	1
Cash, cash equivalents, and restricted cash	$5,404	$2,280
The increase in cash and cash equivalents at March 28, 2020 compared to December 28, 2019 was primarily related to the $4.0 billion draw on our senior unsecured revolving credit facility, partially offset by dividends paid and long-term debt repayments. See Note 16, Commitments, Contingencies and Debt, for additional information on our borrowing arrangements and debt repayments. At March 28, 2020 and December 28, 2019, cash and cash equivalents excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 7. Inventories
Inventories consisted of the following (in millions):

	March 28, 2020	December 28, 2019
Packaging and ingredients	$666	$511
Work in process	377	364
Finished products	1,788	1,846
Inventories	$2,831	$2,721
At March 28, 2020 and December 28, 2019, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 8. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	International	Canada	Total
Balance at December 28, 2019	$29,647	$3,355	$2,544	$35,546
Impairment losses	—	(226)	—	(226)
Translation adjustments and other	—	(94)	(164)	(258)
Balance at March 28, 2020	$29,647	$3,035	$2,380	$35,062
In the first quarter of our fiscal year 2020, our internal reporting and reportable segments changed. We moved our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. We also combined our EMEA, Latin America, and APAC zones to form the International zone as a result of certain previously announced organizational changes.
Therefore, effective in the first quarter of 2020, we manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada. We have reflected these changes in all historical periods presented. Accordingly, the segment goodwill balances at December 28, 2019 reflect an increase of $46 million in the United States and a corresponding decrease in International.
The reorganization of our internal reporting and reportable segments changed the composition of certain of our reporting units: (i) Benelux was separated from the historical Northern Europe and Benelux reporting unit and combined with the historical Continental Europe reporting unit, creating two new reporting units, Northern Europe and Continental Europe; (ii) our historical Greater China reporting unit was combined with our historical Southeast Asia and India reporting units, creating the new Asia reporting unit; (iii) our historical Northeast Asia reporting unit was combined with our historical Australia and New Zealand reporting unit to form a single reporting unit called Australia, New Zealand, and Japan ("ANJ"); (iv) our historical Latin America Exports reporting unit (excluding Puerto Rico) was combined with our historical Brazil and Mexico reporting units to form a single reporting unit called Latin America ("LATAM"); and (v) Puerto Rico, which was previously included in our historical Latin America Exports reporting unit became its own reporting unit included in the United States reportable segment.

As a result of this reorganization, we reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative fair value approach. We performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.
We performed our pre-reorganization impairment test as of December 29, 2019, which was the first day of our fiscal year 2020. There were five reporting units affected by the reassignment of assets and liabilities that maintained a goodwill balance as of our pre-reorganization impairment test date. These reporting units were Latin America Exports, Northeast Asia, Northern Europe and Benelux, Continental Europe, and Greater China. The remaining reporting units affected by the reassignment of assets and liabilities did not maintain a goodwill balance as of our pre-reorganization impairment test date.
Two of the affected reporting units, Latin America Exports and Northeast Asia, were tested for impairment as of December 28, 2019, as part of our fourth quarter 2019 interim impairment testing. Following the impairment test, the goodwill carrying amount of our Latin America Exports reporting unit was approximately $195 million and the goodwill carrying amount of our Northeast Asia reporting unit was approximately $83 million as of December 28, 2019. These carrying amounts were determined to equal the carrying amounts on December 29, 2019, the day of our pre-reorganization impairment test, for the Latin America Exports and Northeast Asia reporting units.
Additionally, as part of our pre-reorganization impairment test, we utilized the discounted cash flow method under the income approach to estimate the fair values as of December 29, 2019 of the three reporting units noted above that were not tested as part of our fourth quarter 2019 interim impairment test (Northern Europe and Benelux, Continental Europe, and Greater China) and concluded that no additional impairment charge was required. The goodwill carrying amount of our Northern Europe and Benelux reporting unit was approximately $2.1 billion and its fair value was between 20-50% over carrying amount. The goodwill carrying amount of our Continental Europe reporting unit was approximately $567 million and the goodwill carrying amount of our Greater China reporting unit was approximately $321 million and each had a fair value over carrying amount in excess of 50%.
We performed our post-reorganization impairment test as of December 29, 2019. There were six reporting units in scope for our post-reorganization impairment test: Northern Europe, Continental Europe, Asia, ANJ, LATAM, and Puerto Rico. As a result of our post-reorganization impairment test, we recognized a non-cash impairment loss of $226 million in SG&A in the first quarter of 2020 related to two reporting units contained within our International segment. We determined the factors contributing to the impairment loss were the result of circumstances described below.
We recognized a non-cash impairment loss of $83 million in our ANJ reporting unit within our International segment. This impairment was driven by the reporting unit reorganization discussed above. The combination of Australia and New Zealand, which was fully impaired in the fourth quarter of 2019, with Northeast Asia, created a new reporting unit with a fair value below carrying amount upon transition. The impairment of the ANJ reporting unit represents all of the goodwill of that reporting unit.
We recognized a non-cash impairment loss of $143 million in our LATAM reporting unit within our International segment. This impairment was driven by the reporting unit reorganization discussed above. The combination of Mexico and Brazil, which were fully impaired in 2019, with Latin America Exports, which was partially impaired in 2019, created a new reporting unit with a fair value below carrying amount upon transition. The impairment of the LATAM reporting unit represents all of the goodwill of that reporting unit.
The remaining reporting units tested as part of our post-reorganization impairment test each had excess fair value over carrying amount as of December 29, 2019. The goodwill carrying amount of our Puerto Rico reporting unit was approximately $58 million and its fair value was less than 10% over carrying amount, the goodwill carrying amount of our Northern Europe reporting unit was approximately $1.7 billion and its fair value was 20-50% over carrying amount, and the goodwill carrying amount of our Continental Europe reporting unit was approximately $920 million and the goodwill carrying amount of our Asia reporting unit was approximately $321 million and each had a fair value over carrying amount that was in excess of 50%.
As of March 28, 2020, we maintain 15 reporting units, 10 of which comprise our goodwill balance. These 10 reporting units had an aggregate carrying amount of $35.1 billion at March 28, 2020. For these 10 reporting units, as of their latest impairment testing date, seven reporting units had 10% or less fair value over carrying amount, one reporting unit had between 20-50% fair value over carrying amount, and two reporting units had over 50% fair value over carrying amount. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

In connection with the preparation of our first quarter 2019 financial statements, we concluded that it was more likely than not that the fair values of three of our pre-reorganization reporting units (EMEA East, Brazil and Latin America Exports) were below their carrying amounts. As such, we performed an interim impairment test on these reporting units as of March 30, 2019. As a result of our interim impairment test, we recognized a non-cash impairment loss of $620 million in SG&A in the first quarter of 2019. We recorded a $286 million impairment loss in our EMEA East reporting unit, a $205 million impairment loss in our Brazil reporting unit, and a $129 million impairment loss in our Latin America Exports reporting unit. The impairment of the Brazil reporting unit represented all of the goodwill of that reporting unit. We determined the factors contributing to the impairment loss were the result of circumstances that arose during the first quarter of 2019. See Note 9, Goodwill and Intangible Assets, in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on these impairment losses. These reporting units are part of our International segment as discussed above.
Accumulated impairment losses to goodwill were $8.4 billion at March 28, 2020.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our reporting units might become impaired in the future. We are currently actively reviewing the enterprise strategy for the Company. As part of this strategic review, we expect to develop updates to the five-year operating plan in 2020, which could impact the allocation of investments among reporting units and impact growth expectations and fair value estimates. Additionally, as a result of this strategic review process, we could decide to divest certain non-strategic assets. As a result, the ongoing development of the enterprise strategy and underlying detailed business plans could lead to the impairment of one or more of our reporting units in the future.
During the first quarter of 2020, primarily in March, the COVID-19 pandemic has produced a short-term beneficial financial impact for our consolidated results. Retail sales have increased due to higher than anticipated consumer demand for our products. The foodservice channel however, has experienced a negative impact from shelter in place mandates limiting access to away from home establishments. A number of factors could result in future impairment of our foodservice reporting units, including but not limited to: continued mandates around closures of dining rooms in restaurants, distancing of people within an establishment resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs single serve packaging), and consumer trends of dining-in versus dining-out. Our U.S. Foodservice and Canada Foodservice reporting units are the most exposed of our reporting units to the long-term impacts to away from home establishments. These two reporting units were identified during our most recent annual impairment test as both having excess fair value over carrying amount of less than 10%, with an aggregate goodwill carrying amount of approximately $4.3 billion. Additionally, in assessing whether the impacts of COVID-19 resulted in a triggering event for one or both of these reporting units, we assessed potential scenarios for the future recovery and growth of away from home establishments as well as the impacts of declining interest rates and other valuation assumptions. We concluded that, due to the temporary nature of the shelter in place orders, the most probable expectation as of March 28, 2020, was a return to a normal level of operations within approximately two years. Based on these assumptions and analysis, we determined there was no interim triggering event as it was not more likely than not that the fair value of these reporting units is less than their carrying amounts. Given the evolving nature and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as changes to these assumptions could result in future impairments.
Our reporting units that were impaired in 2019 and 2020 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units that have 20% or less excess fair value over carrying amount as of their latest impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of their latest impairment test date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 28, 2019	$43,400
Translation adjustments	(280)
Balance at March 28, 2020	$43,120
At March 28, 2020 and December 28, 2019, indefinite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $43.1 billion at March 28, 2020. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our brands might become impaired in the future. We are currently actively reviewing the enterprise strategy for the Company. As part of this strategic review, we expect to develop updates to the five-year operating plan in 2020, which could impact the allocation of investments among brands and impact growth expectations and fair value estimates. Additionally, as a result of this strategic review process, we could decide to divest certain non-strategic assets. As a result, the ongoing development of the enterprise strategy and underlying detailed business plans could lead to the impairment of one or more of our brands in the future.
As we consider the impact of the COVID-19 pandemic with regard to our indefinite-lived intangible assets, a number of factors could have a future impact on our brands, including changes in consumer and consumption trends in both the short- and long-term, the extent of continued government mandates to shelter in place, total number of restaurant closures, economic declines, and reductions in consumer discretionary income. We have seen an increase in our retail business in the short-term that has more than offset declines in our foodservice business over the same period. Our brands are generally common across both the retail and foodservice businesses and these brands are subject to a similar mix of positive and negative factors. Given the evolving nature and uncertainty driven by COVID-19 pandemic, we will continue to evaluate the impact on our brands.
None of our brands were impaired in the first quarter of 2020. Our brands that were impaired in 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of their latest impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of their latest impairment test date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	March 28, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,419	$(492)	$1,927	$2,443	$(469)	$1,974
Customer-related assets	4,075	(874)	3,201	4,113	(845)	3,268
Other	14	(3)	11	14	(4)	10
	$6,508	$(1,369)	$5,139	$6,570	$(1,318)	$5,252
Amortization expense for definite-lived intangible assets was $68 million for the three months ended March 28, 2020 and $76 million for the three months ended March 30, 2019. Aside from amortization expense, the change in definite-lived intangible assets from December 28, 2019 to March 28, 2020 primarily reflects foreign currency. At March 28, 2020 and December 28, 2019, definite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $272 million for the next 12 months and approximately $272 million for each of the four years thereafter.
Note 9. Income Taxes
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
Our effective tax rate was 29.6% for the three months ended March 28, 2020 compared to 34.9% for the three months ended March 30, 2019. The decrease in our effective tax rate was primarily driven by a decrease in unfavorable net discrete items. Current year unfavorable impacts from net discrete items were primarily related to non-deductible goodwill impairments. Prior year unfavorable impacts from net discrete items were primarily related to non-deductible goodwill impairments, partially offset by the favorable impact of changes in estimates of certain 2018 U.S. income and deductions.
Note 10. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 28, 2019	17,638,500	$41.22
Forfeited	(321,960)	62.91
Exercised	(383,295)	24.78
Outstanding at March 28, 2020	16,933,245	41.16
The aggregate intrinsic value of stock options exercised during the period was $2 million for the three months ended March 28, 2020.

Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2019	9,395,909	$33.51
Granted	1,488,962	26.07
Forfeited	(356,717)	34.49
Vested	(52,786)	86.70
Outstanding at March 28, 2020	10,475,368	32.17
The aggregate fair value of RSUs that vested during the period was $2 million for the three months ended March 28, 2020.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2019	6,813,659	$36.03
Granted	191,792	22.56
Forfeited	(358,356)	56.63
Outstanding at March 28, 2020	6,647,095	34.53

Note 11. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our postemployment related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Service cost	$2	$2	$4	$4
Interest cost	33	41	9	13
Expected return on plan assets	(52)	(57)	(26)	(37)
Net pension cost/(benefit)	$(17)	$(14)	$(13)	$(20)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $5 million during the three months ended March 28, 2020 and plan to make further contributions of approximately $14 million during the remainder of 2020. Related to our U.S. pension plans, we did not contribute during the three months ended March 28, 2020 and do not plan to make contributions during the remainder of 2020. Estimated future contributions take into consideration current economic conditions, including impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2020. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Service cost	$2	$1
Interest cost	8	12
Expected return on plan assets	(12)	(13)
Amortization of prior service costs/(credits)	(31)	(77)
Amortization of unrecognized losses/(gains)	(3)	(2)
Net postretirement cost/(benefit)	$(36)	$(79)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the three months ended March 28, 2020, we contributed $4 million to our postretirement benefit plans. We plan to make further contributions of approximately $11 million to our postretirement benefit plans during the remainder of 2020. Estimated future contributions take into consideration current economic conditions, including impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2020. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 12. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	March 28, 2020	December 28, 2019
Commodity contracts	$772	$475
Foreign exchange contracts	2,495	3,045
Cross-currency contracts	4,035	4,035

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	March 28, 2020
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$58	$4	$58	$4
Cross-currency contracts(b)	—	—	378	27	378	27
Derivatives not designated as hedging instruments:
Commodity contracts(c)	10	104	—	16	10	120
Foreign exchange contracts(a)	—	—	11	40	11	40
Total fair value	$10	$104	$447	$87	$457	$191
(a) At March 28, 2020, the fair value of our derivative assets was recorded in other current assets ($58 million) and other non-current assets ($11 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($43 million) and other non-current liabilities ($1 million).
(b) At March 28, 2020, the fair value of our derivative assets was recorded in other non-current assets and the fair value of our derivative liabilities was recorded within other non-current liabilities.
(c)  At March 28, 2020, the fair value of our derivative assets was recorded in other current assets ($9 million) and other non-current assets ($1 million), and the fair value of derivative liabilities was recorded in other current liabilities ($109 million) and other non-current liabilities ($11 million).

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
(a) At December 28, 2019, the fair value of derivative assets was recorded in other current assets ($12 million) and other current non-current assets ($1 million), and the fair value of derivative liabilities was recorded in other current liabilities.
(b) At December 28, 2019, the fair value of derivative assets was recorded in other non-current assets and the fair value of derivative liabilities was recorded within other non-current liabilities.
(c) At December 28, 2019, the fair value of derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded within other current liabilities.
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $77 million at March 28, 2020 and $108 million at December 28, 2019. At March 28, 2020, we had posted collateral of $90 million related to commodity derivative margin requirements which was included in prepaid expenses on our condensed consolidated balance sheet. At December 28, 2019, we had collected collateral of $25 million related to commodity derivative margin requirements which was included in other current liabilities on our condensed consolidated balance sheet.
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
Net Investment Hedging:
At March 28, 2020, we had the following items designated as net investment hedges:
•Non-derivative foreign denominated debt with principal amounts of €2,550 million and £400 million;
•Cross-currency contracts with notional amounts of £1.0 billion ($1.4 billion), C$2.1 billion ($1.6 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $160 million.
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At March 28, 2020, we had euro intercompany loans with an aggregate notional amount of $122 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign denominated debt.
Cash Flow Hedge Coverage:
At March 28, 2020, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next four years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at March 28, 2020 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains on foreign currency cash flow hedges and cross-currency cash flow hedges during the next 12 months to be approximately $34 million. Additionally, we expect transfers to net income/(loss) of unrealized losses on interest rate cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments		Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended
	March 28, 2020	March 30, 2019
Cash flow hedges:
Foreign exchange contracts	$1	$(1)	Net sales
Foreign exchange contracts	72	(19)	Cost of products sold
Foreign exchange contracts (excluded component)	(1)	(1)	Cost of products sold
Foreign exchange contracts	—	(22)	Other expense/(income)
Cross-currency contracts	41	24	Other expense/(income)
Cross-currency contracts (excluded component)	6	7	Other expense/(income)
Net investment hedges:
Foreign exchange contracts	2	9	Other expense/(income)
Foreign exchange contracts (excluded component)	(1)	(1)	Interest expense
Cross-currency contracts	186	(72)	Other expense/(income)
Cross-currency contracts (excluded component)	8	7	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$314	$(69)
Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	March 28, 2020			March 30, 2019
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,299	$310	$(81)	$3,948	$321	$(380)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$1	$—	$—	$9	$—	$(22)
Foreign exchange contracts (excluded component)	—	—	—	(1)	—	—
Interest rate contracts	—	(1)	—	—	(1)	—
Cross-currency contracts	—	—	3	—	—	20
Cross-currency contracts (excluded component)	—	—	7	—	—	7
Net investment hedges:
Foreign exchange contracts	—	—	—	—	—	(6)
Foreign exchange contracts (excluded component)	—	—	—	—	(1)	—
Cross-currency contracts (excluded component)	—	8	—	—	7	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(150)	—	—	21	—	—
Foreign exchange contracts	—	—	(28)	—	—	8
Cross-currency contracts	—	—	—	—	—	4
Total gains/(losses) recognized in statements of income	$(149)	$7	$(18)	$29	$5	$11

Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative, foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $34 million for the three months ended March 28, 2020 and $44 million for the three months ended March 30, 2019. These amounts were recognized in other comprehensive income/(loss).
Other Financial Instruments:
The carrying amounts of cash equivalents approximated fair values at March 28, 2020 and December 28, 2019. Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. The fair value of money market funds were $3.3 billion at March 28, 2020 and $94 million at December 28, 2019. These are considered Level 1 financial assets and are valued using quoted prices in active markets for identical assets.
Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 28, 2019	$(2,230)	$303	$41	$(1,886)
Foreign currency translation adjustments	(776)	—	—	(776)
Net deferred gains/(losses) on net investment hedges	166	—	—	166
Amounts excluded from the effectiveness assessment of net investment hedges	5	—	—	5
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	—	—	(6)
Net deferred gains/(losses) on cash flow hedges	—	—	101	101
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	5	5
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(10)	(10)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(25)	—	(25)
Total other comprehensive income/(loss)	(611)	(25)	96	(540)
Balance as of March 28, 2020	$(2,841)	$278	$137	$(2,426)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	March 28, 2020			March 30, 2019
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(776)	$—	$(776)	$207	$—	$207
Net deferred gains/(losses) on net investment hedges	222	(56)	166	(19)	5	(14)
Amounts excluded from the effectiveness assessment of net investment hedges	7	(2)	5	6	(2)	4
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	2	(6)	—	2	2
Net deferred gains/(losses) on cash flow hedges	114	(13)	101	(18)	2	(16)
Amounts excluded from the effectiveness assessment of cash flow hedges	5	—	5	6	—	6
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(10)	—	(10)	(12)	4	(8)
Net actuarial gains/(losses) arising during the period	—	—	—	(1)	1	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(34)	9	(25)	(78)	20	(58)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)		Affected Line Item in the Statements of Income
	For the Three Months Ended
	March 28, 2020	March 30, 2019
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$6	Other expense/(income)
Foreign exchange contracts(b)	—	1	Interest expense
Cross-currency contracts(b)	(8)	(7)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(c)	(1)	(8)	Cost of products sold
Foreign exchange contracts(c)	—	22	Other expense/(income)
Cross-currency contracts(b)	(10)	(27)	Other expense/(income)
Interest rate contracts(d)	1	1	Interest expense
Losses/(gains) on hedges before income taxes	(18)	(12)
Losses/(gains) on hedges, income taxes	2	6
Losses/(gains) on hedges	$(16)	$(6)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(e)	$(3)	$(2)
Amortization of prior service costs/(credits)(e)	(31)	(77)
Other losses/(gains) on postemployment benefits	—	1
Losses/(gains) on postemployment benefits before income taxes	(34)	(78)
Losses/(gains) on postemployment benefits, income taxes	9	20
Losses/(gains) on postemployment benefits	$(25)	$(58)
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
(e)  These components are included in the computation of net periodic postemployment benefit costs. See Note 11, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest due to its insignificance. This activity was primarily related to foreign currency translation adjustments.
Note 14. Venezuela - Foreign Currency and Inflation
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
As of March 28, 2020, companies and individuals are allowed to use an auction-based system at private and public banks to obtain foreign currency. This is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. Published daily by the Banco Central de Venezuela, the exchange rate (“BCV Rate”) is calculated as the weighted average rate of participating banking institutions with active exchange operations. We believe the BCV Rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary. Therefore, we revalue the income statement using the weighted average BCV Rates, and we revalue the bolivar-denominated monetary assets and liabilities at the period-end BCV Rate. The resulting revaluation gains and losses are recorded in current net income/(loss), rather than accumulated other comprehensive income/(losses). These gains and losses are classified within other expense/(income) as nonmonetary currency devaluation on our condensed consolidated statements of income.

The BCV Rate at March 28, 2020 was BsS77,893.46 per U.S. dollar compared to BsS45,874.81 at December 28, 2019. The weighted average rate was BsS73,638.07 for the three months ended March 28, 2020 and BsS2,694.69 for the three months ended March 30, 2019. Remeasurements of the bolivar-denominated monetary assets and liabilities and operating results of our Venezuelan subsidiary at BCV Rates resulted in nonmonetary currency devaluation losses of $1 million for the three months ended March 28, 2020 and $4 million for the three months ended March 30, 2019. These losses were recorded in other expense/(income) in the condensed consolidated statements of income.
Our Venezuelan subsidiary obtains U.S. dollars through private and public bank auctions, customer payments, and royalty payments. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of March 28, 2020, our Venezuelan subsidiary had sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business.
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
Note 15. Financing Arrangements
We enter into various structured payable and product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. For certain arrangements, we have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $214 million at March 28, 2020 and approximately $253 million at December 28, 2019 on our condensed consolidated balance sheets related to these arrangements.
Note 16. Commitments, Contingencies and Debt
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
Class Actions and Stockholder Derivative Actions:
We and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated class action complaint, which was filed on January 6, 2020 and also names 3G Capital, Inc. and several of its subsidiaries and affiliates (“3G Entities”) as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief.
An additional securities class action lawsuit, City of Hollywood Police Officers’ Retirement System v. The Kraft Heinz Company, et al., was filed on March 25, 2020 against the Company and one of its current officers, one of its former officers, one of its current directors, and the 3G Entities in the Northern District Court for the Northern District of Illinois. The complaint also asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. The plaintiff seeks damages in an unspecified amount, attorneys’ fees, and other relief.

In addition, our Employee Benefits Administration Board and certain of our current and former officers and employees are currently defendants in an Employee Retirement Income Security Act (“ERISA”) class action lawsuit, Osborne v. Employee Benefits Administration Board of Kraft Heinz, et al., which was filed on March 19, 2019 in the United States District Court for the Western District of Pennsylvania and was subsequently transferred to the United States District Court for the Northern District of Illinois. Plaintiffs in the lawsuit purport to represent a class of current and former employees who were participants in and beneficiaries of various retirement plans which were co-invested in a commingled investment fund known as the Kraft Foods Savings Plan Master Trust (the “Master Trust”) during the period of May 4, 2017 through February 21, 2019. An amended complaint was filed on June 28, 2019. The amended complaint alleges violations of Section 502 of ERISA based on alleged breaches of obligations as fiduciaries subject to ERISA by allowing the Master Trust to continue investing in our common stock, and alleges additional breaches of fiduciary duties by current and former officers for their purported failure to monitor Master Trust fiduciaries. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief.
Certain of our current and former officers and directors, among others, are also named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Shareholder Derivative Litigation, which was filed in the United States District Court for the Western District of Pennsylvania and subsequently transferred to the United States District Court for the Northern District of Illinois. The consolidated amended complaint, which was filed on July 31, 2019, asserts claims under the common law and statutory law of Delaware for alleged breaches of fiduciary duties, unjust enrichment, and contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements and SEC filings, and for implementing cost cutting measures that allegedly damaged the company. The plaintiffs seek damages in an unspecific amount, attorneys’ fees, and other relief.
Three additional stockholder derivative actions have been filed against certain of the Company’s current and former directors and the 3G Entities. The first action, Waters v. Behring, et al., was filed on March 9, 2020 in the United States District Court for the District of Delaware and was subsequently transferred to the United States District Court for the Northern District of Illinois. The second action, Merritts v. 3G Capital, Inc., et al., was filed on March 23, 2020, and the third action, Hill v. Abel, et al., was filed on April 13, 2020, both in the United States District Court for the Northern District of Illinois. Similar to the consolidated stockholder derivative action, these complaints also assert claims under the common law and statutory law of Delaware for alleged breaches of fiduciary duties, unjust enrichment, and contribution for alleged violations of Sections 10(b), 14, and 21D of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements and SEC filings, and for implementing cost cutting measures that allegedly damaged the company. The plaintiffs seek damages in an unspecific amount, attorneys’ fees, and other relief.
Certain of the Company’s current and former officers and directors and the 3G Entities are also named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Company Derivative Litigation, which was filed in the Delaware Court of Chancery. The consolidated amended complaint, which was filed on April 27, 2020, alleges the 3G Entities were controlling shareholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint further alleges that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by supposedly approving or allowing the 3G Entities’ alleged insider trading. The complaint seeks relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs.
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
Other Commitments and Contingencies
Redeemable Noncontrolling Interest:
We have a joint venture with a minority partner to manufacture, package, market, and distribute food products. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise, would require us to purchase portions of its equity interest at a future date. These put options will become exercisable beginning in 2025 (on the eighth anniversary of the product launch date) at a price to be determined at that time based upon an independent third party valuation. The minority partner’s put options are reflected on our condensed consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. At March 28, 2020, we estimate the redemption value to be insignificant.
Debt
Borrowing Arrangements:
On July 6, 2015, together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a $4.0 billion senior unsecured revolving credit facility (the “Senior Credit Facility”). In June 2018, we entered into an agreement that became effective on July 6, 2018 to extend the maturity date of our Senior Credit Facility from July 6, 2021 to July 6, 2023 and to establish a $400 million euro equivalent swing line facility, which is available under the $4.0 billion revolving credit facility limit for short-term loans denominated in euros on a same-day basis. On March 23, 2020, we entered into an extension letter agreement (the “Extension Agreement”) which extends $3.9 billion of the revolving loans and commitments under the Credit Agreement from July 6, 2023 to July 6, 2024. The revolving loans and commitments of each lender that did not agree to the Extension Agreement shall continue to terminate on the existing maturity date of July 6, 2023.
On March 12, 2020, as a precautionary measure to preserve financial flexibility in light of the current uncertainty in the global economy resulting from the COVID-19 pandemic, we provided notice to our lenders to borrow the full available amount under our Senior Credit Facility. As such, a total of $4.0 billion was drawn on our Senior Credit Facility during the three months ended March 28, 2020. The amount drawn on our Senior Credit Facility is included in long-term debt on our condensed consolidated balance sheet. At March 28, 2020, $4.0 billion was still outstanding as there were no repayments during the quarter. No amounts were drawn on our Senior Credit Facility at December 28, 2019 or during the three months ended March 30, 2019. The borrowings under the Senior Credit Facility currently bear an interest rate of LIBOR plus 125 basis points.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. Our Senior Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of March 28, 2020.
The obligations under the Credit Agreement are guaranteed by KHFC in the case of indebtedness and other liabilities of any subsidiary borrower and by Kraft Heinz in the case of indebtedness and other liabilities of any subsidiary borrower and KHFC.
On March 10, 2020, together with KHFC, we entered into an uncommitted revolving credit line agreement which provides for borrowings up to $300 million. Each borrowing under this uncommitted revolving credit line agreement is due within six months of the disbursement date and the final maturity date of the agreement is June 9, 2021. As of March 28, 2020, no amounts had been drawn on this facility.

We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at March 28, 2020, at December 28, 2019, or during the three months ended March 28, 2020. The maximum amount of commercial paper outstanding during the three months ended March 30, 2019 was $200 million.
See Note 18, Debt, to our consolidated financial statements for the year ended December 28, 2019 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.
Debt Repayments:
In February 2020, we repaid $405 million aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At March 28, 2020, the aggregate fair value of our total debt was $31.6 billion as compared with a carrying value of $32.8 billion. At December 28, 2019, the aggregate fair value of our total debt was $31.1 billion as compared with a carrying value of $29.2 billion. Our short-term debt and the amount drawn on our Senior Credit Facility each had a carrying value that approximated its fair value at March 28, 2020 and December 28, 2019. We determined the fair value of our long-term debt, excluding the amount drawn on our Senior Credit Facility, using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 17. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended
	March 28, 2020	March 30, 2019
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$378	$405
Weighted average shares of common stock outstanding	1,222	1,220
Net earnings/(loss)	$0.31	$0.33
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$378	$405
Weighted average shares of common stock outstanding	1,222	1,220
Effect of dilutive equity awards	2	4
Weighted average shares of common stock outstanding, including dilutive effect	1,224	1,224
Net earnings/(loss)	$0.31	$0.33
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 13 million for the three months ended March 28, 2020 and 10 million for the three months ended March 30, 2019.
Note 18. Segment Reporting
In the first quarter of our fiscal year 2020, our internal reporting and reportable segments changed. We moved our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. We also combined our EMEA, Latin America, and APAC zones to form the International zone as a result of certain previously announced organizational changes.
Therefore, effective in the first quarter of 2020, we manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada. We have reflected these changes in all historical periods presented.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Net sales:
United States	$4,495	$4,224
International	1,301	1,285
Canada	361	450
Total net sales	$6,157	$5,959
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Segment Adjusted EBITDA:
United States	$1,209	$1,139
International	245	238
Canada	55	121
General corporate expenses	(94)	(67)
Depreciation and amortization (excluding integration and restructuring expenses)	(243)	(234)
Integration and restructuring expenses	—	(27)
Deal costs	—	(8)
Unrealized gains/(losses) on commodity hedges	(143)	29
Impairment losses	(226)	(620)
Equity award compensation expense (excluding integration and restructuring expenses)	(33)	(9)
Operating income/(loss)	770	562
Interest expense	310	321
Other expense/(income)	(81)	(380)
Income/(loss) before income taxes	$541	$621
Net sales by product category were (in millions):

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Condiments and sauces	$1,581	$1,513
Cheese and dairy	1,139	1,194
Ambient foods	716	598
Frozen and chilled foods	648	605
Meats and seafood	590	587
Refreshment beverages	389	357
Coffee	275	308
Infant and nutrition	113	129
Desserts, toppings and baking	204	194
Nuts and salted snacks	250	225
Other	252	249
Total net sales	$6,157	$5,959

Note 19. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Amortization of prior service costs/(credits)	$(31)	$(77)
Net pension and postretirement non-service cost/(benefit)(a)	(43)	(43)
Loss/(gain) on sale of business	2	(246)
Interest income	(9)	(6)
Foreign exchange loss/(gain)	(17)	4
Other miscellaneous expense/(income)	17	(12)
Other expense/(income)	$(81)	$(380)
(a) Excludes amortization of prior service costs/(credits).
We present all non-service cost components of net pension cost/(benefit) and net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. See Note 11, Postemployment Benefits, for additional information on these components as well as information on our prior service credit amortization. See Note 4, Acquisitions and Divestitures, for additional information related to our loss/(gain) on sale of business. See Note 14, Venezuela - Foreign Currency and Inflation, for information related to our nonmonetary currency devaluation losses. See Note 12, Financial Instruments, for information related to our derivative impacts.
Other expense/(income) was $81 million of income for the three months ended March 28, 2020 compared to $380 million of income for the three months ended March 30, 2019. This decrease was primarily driven by a $2 million net loss on sales of businesses in 2020 compared to a $246 million gain on the Heinz India Transaction in 2019 and a $46 million decrease in amortization of prior service credits as compared to the prior year period.
Note 20. Supplemental Guarantor Information
Kraft Heinz fully and unconditionally guarantees the notes issued by our 100% owned operating subsidiary, Kraft Heinz Foods Company. See Note 18, Debt, to our consolidated financial statements for the year ended December 28, 2019 in our Annual Report on Form 10-K for additional descriptions of these guarantees. None of our other subsidiaries guarantee such notes.
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
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for certain debt securities. The new rules affect those disclosures related to registered securities that are guaranteed and those that are collateralized by the securities of an affiliate. The changes include expanding the population of subsidiary issuers and guarantors that can use the SEC’s guarantee-related disclosure framework, simplifying the disclosure models, and allowing for disclosures to be made outside of the financial statements. This rule is effective January 4, 2021 with early adoption permitted. We are currently evaluating the impact this new rule will have on our financial statements and related disclosures as well as the timing of adoption.

The Kraft Heinz Company
Condensed Consolidating Statements of Income
For the Three Months Ended March 28, 2020
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,227	$2,036	$(106)	$6,157
Cost of products sold	—	2,911	1,494	(106)	4,299
Gross profit	—	1,316	542	—	1,858
Selling, general and administrative expenses, excluding impairment losses	—	239	623	—	862
Goodwill impairment losses	—	—	226	—	226
Selling, general and administrative expenses	—	239	849	—	1,088
Intercompany service fees and other recharges	—	729	(729)	—	—
Operating income/(loss)	—	348	422	—	770
Interest expense	—	291	19	—	310
Other expense/(income)	—	(91)	10	—	(81)
Income/(loss) before income taxes	—	148	393	—	541
Provision for/(benefit from) income taxes	—	28	132	—	160
Equity in earnings/(losses) of subsidiaries	378	258	—	(636)	—
Net income/(loss)	378	378	261	(636)	381
Net income/(loss) attributable to noncontrolling interest	—	—	3	—	3
Net income/(loss) excluding noncontrolling interest	$378	$378	$258	$(636)	$378

Comprehensive income/(loss) excluding noncontrolling interest	$(162)	$(162)	$(372)	$534	$(162)

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

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of March 28, 2020
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$4,605	$798	$—	$5,403
Trade receivables, net	—	1,146	1,175	—	2,321
Receivables due from affiliates	—	296	290	(586)	—
Inventories	—	1,901	930	—	2,831
Short-term lending due from affiliates	—	1,432	4,487	(5,919)	—
Prepaid expenses	—	321	164	—	485
Other current assets	—	895	289	(649)	535
Assets held for sale	—	13	120	—	133
Total current assets	—	10,609	8,253	(7,154)	11,708
Property, plant and equipment, net	—	4,353	2,460	—	6,813
Goodwill	—	11,067	23,995	—	35,062
Investments in subsidiaries	51,009	66,007	—	(117,016)	—
Intangible assets, net	—	2,826	45,433	—	48,259
Long-term lending due from affiliates	—	207	2,000	(2,207)	—
Other non-current assets	—	950	1,281	—	2,231
TOTAL ASSETS	$51,009	$96,019	$83,422	$(126,377)	$104,073
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$5	$1	$—	$6
Current portion of long-term debt	—	870	372	—	1,242
Short-term lending due to affiliates	—	4,487	1,432	(5,919)	—
Trade payables	—	2,453	1,503	—	3,956
Payables due to affiliates	—	290	296	(586)	—
Accrued marketing	—	240	441	—	681
Interest payable	—	370	4	—	374
Other current liabilities	—	1,507	806	(649)	1,664
Liabilities held for sale	—	1	10	—	11
Total current liabilities	—	10,223	4,865	(7,154)	7,934
Long-term debt	—	31,229	302	—	31,531
Long-term borrowings due to affiliates	—	2,000	207	(2,207)	—
Deferred income taxes	—	1,373	10,466	—	11,839
Accrued postemployment costs	—	28	222	—	250
Other non-current liabilities	—	157	1,238	—	1,395
TOTAL LIABILITIES	—	45,010	17,300	(9,361)	52,949
Redeemable noncontrolling interest	—	—	—	—	—
Total shareholders’ equity	51,009	51,009	66,007	(117,016)	51,009
Noncontrolling interest	—	—	115	—	115
TOTAL EQUITY	51,009	51,009	66,122	(117,016)	51,124
TOTAL LIABILITIES AND EQUITY	$51,009	$96,019	$83,422	$(126,377)	$104,073

The Kraft Heinz Company
Condensed Consolidating Balance Sheets
As of December 28, 2019
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,404	$875	$—	$2,279
Trade receivables, net	—	836	1,137	—	1,973
Receivables due from affiliates	—	633	793	(1,426)	—
Inventories	—	1,832	889	—	2,721
Short-term lending due from affiliates	—	1,399	4,645	(6,044)	—
Prepaid expenses	—	193	191	—	384
Other current assets	—	983	336	(701)	618
Assets held for sale	—	13	109	—	122
Total current assets	—	7,293	8,975	(8,171)	8,097
Property, plant and equipment, net	—	4,420	2,635	—	7,055
Goodwill	—	11,066	24,480	—	35,546
Investments in subsidiaries	51,623	66,492	—	(118,115)	—
Intangible assets, net	—	2,860	45,792	—	48,652
Long-term lending due from affiliates	—	207	2,000	(2,207)	—
Other non-current assets	—	850	1,250	—	2,100
TOTAL ASSETS	$51,623	$93,188	$85,132	$(128,493)	$101,450
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$5	$1	$—	$6
Current portion of long-term debt	—	626	396	—	1,022
Short-term lending due to affiliates	—	4,645	1,399	(6,044)	—
Trade payables	—	2,445	1,558	—	4,003
Payables due to affiliates	—	793	633	(1,426)	—
Accrued marketing	—	249	398	—	647
Interest payable	—	372	12	—	384
Other current liabilities	—	266	2,239	(701)	1,804
Liabilities held for sale	—	—	9	—	9
Total current liabilities	—	9,401	6,645	(8,171)	7,875
Long-term debt	—	27,912	304	—	28,216
Long-term borrowings due to affiliates	—	2,000	207	(2,207)	—
Deferred income taxes	—	1,307	10,571	—	11,878
Accrued postemployment costs	—	34	239	—	273
Other non-current liabilities	—	911	548	—	1,459
TOTAL LIABILITIES	—	41,565	18,514	(10,378)	49,701
Redeemable noncontrolling interest	—	—	—	—	—
Total shareholders’ equity	51,623	51,623	66,492	(118,115)	51,623
Noncontrolling interest	—	—	126	—	126
TOTAL EQUITY	51,623	51,623	66,618	(118,115)	51,749
TOTAL LIABILITIES AND EQUITY	$51,623	$93,188	$85,132	$(128,493)	$101,450

The Kraft Heinz Company
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 28, 2020
(in millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by/(used for) operating activities	$488	$(19)	$231	$(488)	$212
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	(61)	(70)	—	(131)
Net proceeds from/(payments on) intercompany lending activities	—	352	198	(550)	—
Additional investments in subsidiaries	(11)	12	—	(1)	—
Other investing activities, net	—	7	2	—	9
Net cash provided by/(used for) investing activities	(11)	310	130	(551)	(122)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	—	(406)	(1)	—	(407)
Proceeds from revolving credit facility	—	4,000	—	—	4,000
Net proceeds from/(payments on) intercompany borrowing activities	—	(198)	(352)	550	—
Dividends paid	(488)	(488)	—	488	(488)
Other intercompany capital stock transactions	—	11	(12)	1	—
Other financing activities, net	11	(9)	(2)	—	—
Net cash provided by/(used for) financing activities	(477)	2,910	(367)	1,039	3,105
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(71)	—	(71)
Cash, cash equivalents, and restricted cash:
Net increase/(decrease)	—	3,201	(77)	—	3,124
Balance at beginning of period	—	1,404	876	—	2,280
Balance at end of period	$—	$4,605	$799	$—	$5,404

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

The following tables provide a reconciliation of cash and cash equivalents, as reported on our condensed consolidating balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidating statements of cash flows (in millions):

	March 28, 2020
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$4,605	$798	$—	$5,403
Restricted cash included in other current assets	—	—	1	—	1
Cash, cash equivalents, and restricted cash	$—	$4,605	$799	$—	$5,404

	December 28, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1,404	$875	$—	$2,279
Restricted cash included in other current assets	—	—	1	—	1
Cash, cash equivalents, and restricted cash	$—	$1,404	$876	$—	$2,280

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Description of the Company:
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products throughout the world.
In the first quarter of our fiscal year 2020, our internal reporting and reportable segments changed. We moved our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. We also combined our EMEA, Latin America, and APAC zones to form the International zone as a result of certain previously announced organizational changes.
Therefore, effective in the first quarter of 2020, we manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada. We have reflected these changes in all historical periods presented.
See Note 18, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $226 million for the three months ended March 28, 2020 compared to goodwill impairment losses of $620 million for the three months ended March 30, 2019. See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on these impairment losses.
COVID-19 Impacts:
During the first quarter of 2020, the COVID-19 pandemic produced a beneficial impact on our consolidated results of operations. Increased demand for our retail products more than offset declines in our foodservice business, which resulted in consolidated net sales growth compared to the prior period. This increased demand for our retail products could reverse in the future if consumer purchasing behavior changes. We expect a continued decrease in demand in 2020 for away from home establishments which will negatively impact our foodservice business beyond the first quarter. However, the COVID-19 situation is unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.

See Consolidated Results of Operations and Liquidity and Capital Resources for additional information related to the impact of COVID-19 on our overall results. For information related to the impact of COVID-19 on our segment results see Results of Operations by Segment. The disclosed impacts attributable to COVID-19 were calculated based upon sales in excess of management’s expectations prior to the increase in demand in March 2020 resulting from the pandemic. The impacts also include, where appropriate, costs specifically attributable to meeting the additional demand related to the COVID-19 pandemic. The range of impacts disclosed are approximate and reflect management’s best estimates of the COVID-19 outbreaks in the first quarter of 2020.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended
	March 28, 2020	March 30, 2019	% Change
	(in millions, except per share data)
Net sales	$6,157	$5,959	3.3%
Operating income/(loss)	770	562	37.1%
Net income/(loss) attributable to common shareholders	378	405	(6.7)%
Diluted EPS	0.31	0.33	(6.1)%
Net Sales:

	For the Three Months Ended
	March 28, 2020	March 30, 2019	% Change
	(in millions)
Net sales	$6,157	$5,959	3.3%
Organic Net Sales(a)	6,213	5,848	6.2%
(a)  Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 28, 2020 Compared to the Three Months Ended March 30, 2019:
Net sales increased 3.3% to $6.2 billion for the three months ended March 28, 2020 compared to $6.0 billion for the three months ended March 30, 2019 despite the unfavorable impacts of acquisitions and divestitures (1.8 pp) and foreign currency (1.1 pp). Organic Net Sales increased 6.2% to $6.2 billion for the three months ended March 28, 2020 compared to $5.8 billion for the three months ended March 30, 2019, due to growth from increased consumer demand related to the COVID-19 pandemic (approximately 6 to 7 pp). Organic Net Sales growth was driven by favorable volume/mix (4.6 pp) and higher pricing (1.6 pp). Volume/mix was favorable in all segments, while higher pricing in the United States and International more than offset lower pricing in Canada.
Net Income/(Loss):

	For the Three Months Ended
	March 28, 2020	March 30, 2019	% Change
	(in millions)
Operating income/(loss)	$770	$562	37.1%
Net income/(loss) attributable to common shareholders	378	405	(6.7)%
Adjusted EBITDA(a)	1,415	1,431	(1.1)%
(a) Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 28, 2020 Compared to the Three Months Ended March 30, 2019:
Operating income/(loss) increased 37.1% to $770 million for the three months ended March 28, 2020 compared to $562 million for the three months ended March 30, 2019. This increase was primarily driven by lower impairment losses in the current period and higher Organic Net Sales, partially offset by unrealized losses on commodity hedges, higher supply chain costs, unfavorable changes in key commodity costs (which we define as dairy, meat, coffee, and nuts), higher general corporate expenses, the unfavorable impact of divestitures, higher equity award compensation expense, and the unfavorable impact of foreign currency (1.9 pp). Impairment losses were $226 million for the three months ended March 28, 2020 compared to $620 million for the three months ended March 30, 2019. See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on our impairment losses.

Net income/(loss) attributable to common shareholders decreased 6.7% to $378 million for the three months ended March 28, 2020 compared to $405 million for the three months ended March 30, 2019. This decrease was primarily driven by unfavorable changes in other expense/(income), partially offset by the operating income/(loss) factors described above and a lower effective tax rate.
•Other expense/(income) was $81 million of income for the three months ended March 28, 2020 compared to $380 million of income for the three months ended March 30, 2019. This decrease was primarily driven by a $2 million net loss on sales of businesses in the current period compared to a $246 million gain on our Heinz India Transaction in the prior period and a $46 million decrease in amortization of prior service credits as compared to the prior period.
•The effective tax rate was 29.6% for the three months ended March 28, 2020 compared to 34.9% for the three months ended March 30, 2019. The decrease in our effective tax rate was primarily driven by a decrease in unfavorable net discrete items. Current year unfavorable impacts from net discrete items were primarily related to non-deductible goodwill impairments. Prior year unfavorable impacts from net discrete items were primarily related to non-deductible goodwill impairments, partially offset by the favorable impact of changes in estimates of certain 2018 U.S. income and deductions.
Adjusted EBITDA decreased 1.1% to $1.4 billion for the three months ended March 28, 2020 compared to $1.4 billion for the three months ended March 30, 2019, including the unfavorable impacts from acquisitions and divestitures (1.8 pp) and foreign currency (0.8 pp). Excluding these factors, Adjusted EBITDA growth was primarily driven by a contribution from additional demand related to the COVID-19 pandemic (approximately 9 to 10 pp) as increases in the United States and International more than offset declines in Canada and higher general corporate expenses.
Diluted EPS:

	For the Three Months Ended
	March 28, 2020	March 30, 2019	% Change
	(in millions, except per share data)
Diluted EPS	$0.31	$0.33	(6.1)%
Adjusted EPS(a)	0.58	0.66	(12.1)%
(a) Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 28, 2020 Compared to the Three Months Ended March 30, 2019:
Diluted EPS decreased 6.1% to $0.31 for the three months ended March 28, 2020 compared to $0.33 for the three months ended March 30, 2019 primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Diluted EPS	$0.31	$0.33	$(0.02)	(6.1)%
Integration and restructuring expenses	—	0.02	(0.02)
Unrealized losses/(gains) on commodity hedges	0.09	(0.02)	0.11
Impairment losses	0.18	0.49	(0.31)
Losses/(gains) on sale of business	—	(0.16)	0.16
Adjusted EPS(a)	$0.58	$0.66	$(0.08)	(12.1)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.02)
Results of divested operations			(0.02)
Interest expense			0.01
Other expense/(income)			(0.03)
Effective tax rate			(0.02)
			$(0.08)
(a)  Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Adjusted EPS decreased 12.1% to $0.58 for the three months ended March 28, 2020 compared to $0.66 for the three months ended March 30, 2019 primarily due to unfavorable changes in other expense/(income), higher equity award compensation expense, and higher taxes on adjusted earnings in the current period.
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
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income/(loss), rather than accumulated other comprehensive income/(losses) on the balance sheet, until such time as the economy is no longer considered highly inflationary. The exchange gains and losses from remeasurement are recorded in current net income and are classified within other expense/(income), as nonmonetary currency devaluation. See Note 14, Venezuela - Foreign Currency and Inflation, in Item 1, Financial Statements, and Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 28, 2019, for additional information.
Net Sales:

	For the Three Months Ended
	March 28, 2020	March 30, 2019
	(in millions)
Net sales:
United States	$4,495	$4,224
International	1,301	1,285
Canada	361	450
Total net sales	$6,157	$5,959
Organic Net Sales:

	For the Three Months Ended
	March 28, 2020	March 30, 2019
	(in millions)
Organic Net Sales(a):
United States	$4,495	$4,224
International	1,351	1,265
Canada	367	359
Total Organic Net Sales	$6,213	$5,848
(a)  Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three months ended March 28, 2020 compared to the three months ended March 30, 2019 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
United States	6.4%	0.0 pp	0.0 pp	6.4%	2.4 pp	4.0 pp
International	1.3%	(4.5) pp	(1.1) pp	6.9%	1.7 pp	5.2 pp
Canada	(19.8)%	(1.3) pp	(20.7) pp	2.2%	(6.4) pp	8.6 pp
Kraft Heinz	3.3%	(1.1) pp	(1.8) pp	6.2%	1.6 pp	4.6 pp
Adjusted EBITDA:

	For the Three Months Ended
	March 28, 2020	March 30, 2019
	(in millions)
Segment Adjusted EBITDA:
United States	$1,209	$1,139
International	245	238
Canada	55	121
General corporate expenses	(94)	(67)
Depreciation and amortization (excluding integration and restructuring expenses)	(243)	(234)
Integration and restructuring expenses	—	(27)
Deal costs	—	(8)
Unrealized gains/(losses) on commodity hedges	(143)	29
Impairment losses	(226)	(620)
Equity award compensation expense (excluding integration and restructuring expenses)	(33)	(9)
Operating income/(loss)	770	562
Interest expense	310	321
Other expense/(income)	(81)	(380)
Income/(loss) before income taxes	$541	$621
United States:

	For the Three Months Ended
	March 28, 2020	March 30, 2019	% Change
	(in millions)
Net sales	$4,495	$4,224	6.4%
Organic Net Sales(a)	4,495	4,224	6.4%
Segment Adjusted EBITDA	1,209	1,139	6.2%
(a)  Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 28, 2020 Compared to the Three Months Ended March 30, 2019:
Net sales and Organic Net Sales both increased 6.4% to $4.5 billion for the three months ended March 28, 2020 compared to $4.2 billion for the three months ended March 30, 2019, including a contribution from increased consumer demand related to the COVID-19 pandemic (approximately 6 to 7 pp) as retail consumption accelerated across all categories in March. Organic Net Sales growth was driven by favorable volume/mix (4.0 pp) and higher pricing (2.4 pp). Favorable volume/mix was primarily driven by growth across several categories, most significantly in boxed dinners, condiments and sauces, ready to drink beverages, and nuts. Higher pricing was driven by higher list prices, increases to offset unfavorable key commodity costs, primarily in dairy, and reduced promotional activity.
Segment Adjusted EBITDA increased 6.2% to $1.2 billion for the three months ended March 28, 2020 compared to $1.1 billion for the three months ended March 30, 2019. This increase was driven by a contribution from greater demand related to the COVID-19 pandemic (approximately 8 to 9 pp), as pricing growth and increased volume more than offset unfavorable changes in key commodity costs, unfavorable mix compared to the prior period, and higher supply chain costs.

International:

	For the Three Months Ended
	March 28, 2020	March 30, 2019	% Change
	(in millions)
Net sales	$1,301	$1,285	1.3%
Organic Net Sales(a)	1,351	1,265	6.9%
Segment Adjusted EBITDA	245	238	2.5%
(a) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 28, 2020 Compared to the Three Months Ended March 30, 2019:
Net sales increased 1.3% to $1.3 billion for the three months ended March 28, 2020 compared to $1.3 billion for the three months ended March 30, 2019, despite the unfavorable impacts of foreign currency (4.5 pp, including 0.5 pp from the devaluation of the Venezuelan bolivar) and acquisitions and divestitures (1.1 pp). Organic Net Sales increased 6.9% to $1.4 billion for the three months ended March 28, 2020 compared to $1.3 billion for the three months ended March 30, 2019, including a contribution from increased consumer demand related to the COVID-19 pandemic (approximately 5 to 6 pp), primarily in developed markets. Organic Net Sales growth was driven by favorable volume/mix (5.2 pp) and higher pricing (1.7 pp). Favorable volume/mix was primarily driven by retail consumption growth in both developed and emerging markets, most significantly in Australia, the United Kingdom, New Zealand, and Russia. This growth more than offset declines in China and foodservice. Higher pricing was driven by increases in Latin America, Australia, and the United Kingdom.
Segment Adjusted EBITDA increased 2.5% to $245 million for the three months ended March 28, 2020 compared to $238 million for the three months ended March 30, 2019. This increase was driven by a contribution from additional demand related to the COVID-19 pandemic (approximately 8 to 9 pp), as Organic Net Sales growth more than offset higher supply chain costs and the unfavorable impact of foreign currency (4.8 pp, including 1.6 pp from the devaluation of the Venezuelan bolivar).
Canada:

	For the Three Months Ended
	March 28, 2020	March 30, 2019	% Change
	(in millions)
Net sales	$361	$450	(19.8)%
Organic Net Sales(a)	367	359	2.2%
Segment Adjusted EBITDA	55	121	(54.0)%
(a) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 28, 2020 Compared to the Three Months Ended March 30, 2019:
Net sales decreased 19.8% to $361 million for the three months ended March 28, 2020 compared to $450 million for the three months ended March 30, 2019 primarily due to the unfavorable impacts of acquisitions and divestitures (20.7 pp) and foreign currency (1.3 pp). Organic Net Sales increased 2.2% to $367 million for the three months ended March 28, 2020 compared to $359 million for the three months ended March 30, 2019, including a contribution from increased consumer demand related to the COVID-19 pandemic (approximately 10 to 11 pp). Organic Net Sales growth was driven by favorable volume/mix (8.6 pp), partially offset by lower pricing (6.4 pp). Favorable volume/mix was primarily driven by retail consumption growth in condiments and sauces, boxed dinners, and spreads, partially offset by declines in coffee and foodservice. Pricing was lower primarily due to unfavorable trade expense compared to the prior period and lower pricing in condiments and sauces and foodservice.
Segment Adjusted EBITDA decreased 54.0% to $55 million for the three months ended March 28, 2020 compared to $121 million for the three months ended March 30, 2019, including the unfavorable impacts of acquisitions and divestitures (10.5 pp) and foreign currency (1.1 pp). Excluding the impact of these factors, the decrease was primarily due to lower pricing and higher supply chain costs, which more than offset a favorable contribution from greater demand related to the COVID-19 pandemic (approximately 12 to 13 pp).

Liquidity and Capital Resources
On February 14, 2020, Fitch and S&P downgraded our long-term credit rating from BBB- to BB+ with a stable outlook from Fitch and a negative outlook from S&P. These downgrades may adversely affect our ability to access the commercial paper market. In addition, we could experience an increase in interest costs as a result of the downgrades. These downgrades do not constitute a default or event of default under any of our debt instruments. Additionally, these downgrades do not affect the covenants in our 4.875% Second Lien Senior Secured Notes due February 15, 2025, where certain covenants continue to be suspended as these notes are rated investment grade. Our ability to borrow under the Senior Credit Facility is not affected by the downgrades.
On March 12, 2020, we provided notice to our lenders to borrow the full available amount under our Senior Credit Facility so that a total of $4.0 billion is currently outstanding as of March 28, 2020. This action was a precautionary measure to preserve financial flexibility in light of the current uncertainty in the global economy resulting from the COVID-19 pandemic. We currently plan to hold these funds for less than 12 months. While the Senior Credit Facility is fully drawn, we are restricted from issuing commercial paper.
We believe that cash generated from our operating activities and Senior Credit Facility will provide sufficient liquidity to meet our working capital needs, future contractual obligations (including repayments of long-term debt), payment of our anticipated quarterly dividends, planned capital expenditures, restructuring expenditures, and contributions to our postemployment benefit plans for the next 12 months. An additional potential source of liquidity is access to capital markets. We intend to use our cash on hand for daily funding requirements. Overall, while we are not currently eligible to use a registration statement on Form S-3 for any public offerings of registered debt or equity securities to raise capital, we do not expect our ineligibility to use a registration statement on Form S-3 to have any negative effects on our funding sources that would have a material effect on our short-term or long-term liquidity.
Cash Flow Activity For the Three Months Ended March 28, 2020 Compared to the Three Months Ended March 30, 2019:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $212 million for the three months ended March 28, 2020 compared to $304 million for the three months ended March 30, 2019. This decrease was primarily driven by higher trade receivables balances at the end of the current period related to increased demand as a result of COVID-19 and higher cash outflows in the current period for collateral postings related to our commodity derivative margin requirements which were driven by market volatility. These impacts were partially offset by favorable changes in inventory, primarily due to unusually low inventory levels as a result of COVID-19, and lower cash payments for employee bonuses in 2020.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $122 million for the three months ended March 28, 2020 compared to net cash provided by investing activities of $177 million for the three months ended March 30, 2019. This change was primarily driven by proceeds from our Heinz India Transaction received in 2019, partially offset by cash paid for the Primal Acquisition in 2019 and lower capital expenditures in 2020 compared to 2019. We expect 2020 capital expenditures to be approximately $750 million as compared to 2019 capital expenditures of $768 million. However, given the COVID-19 outbreak, our estimates of capital expenditures may be subject to change. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Heinz India Transaction and the Primal Acquisition.
Net Cash Provided by/Used for Financing Activities:
Net cash provided by financing activities was $3.1 billion for the three months ended March 28, 2020 compared to net cash used for financing activities of $504 million for the three months ended March 30, 2019. This change was primarily driven by the $4.0 billion draw on our Senior Credit Facility in the current period, partially offset by higher repayments of long-term debt. See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information additional information on our borrowing arrangements and debt repayments.
Cash Held by International Subsidiaries:
Of the $5.4 billion cash and cash equivalents on our condensed consolidated balance sheet at March 28, 2020, $763 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to our 2018, 2019, and 2020 accumulated earnings of certain international subsidiaries is approximately $50 million.

Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. As of March 28, 2020 and December 28, 2019, we had recorded a deferred tax liability of $20 million on approximately $300 million of historic earnings related to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $345 million at March 28, 2020 and $370 million at December 28, 2019.
Borrowing Arrangements:
We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at March 28, 2020, at December 28, 2019, or during the three months ended March 28, 2020. The maximum amount of commercial paper outstanding during the three months ended March 30, 2019 was $200 million. While the Senior Credit Facility is fully drawn, we are restricted from issuing commercial paper.
We maintain our $4.0 billion Senior Credit Facility, and subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. $4.0 billion was drawn on our Senior Credit Facility during the three months ended March 28, 2020. The amount drawn on our Senior Credit Facility is included in long-term debt on our condensed consolidated balance sheet. At March 28, 2020, $4.0 billion was still outstanding as there were no repayments during the first quarter of 2020. No amounts were drawn on our Senior Credit Facility at December 28, 2019 or during the three months ended March 30, 2019.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants during the three months ended March 28, 2020.
Long-Term Debt:
Our long-term debt, including the current portion, was $32.8 billion at March 28, 2020 and $29.2 billion at December 28, 2019. This increase was primarily related to the $4.0 billion drawn on our Senior Credit Facility during the first quarter of 2020, partially offset by the repayment of the $405 million aggregate principal amount of senior notes on February 10, 2020. We have aggregate principal amount of senior notes of approximately 500 million Canadian dollars and $200 million maturing in July 2020 and approximately $650 million maturing in February 2021. We expect to fund these long-term debt repayments primarily with cash on hand and cash generated from our operating activities. Additionally, we currently plan to hold the funds drawn on our Senior Credit Facility for less than 12 months.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants during the three months ended March 28, 2020.
See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity in 2020 and 2019 and Note 18, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our borrowing arrangements and long-term debt.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, tomatoes, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, wheat products, and cocoa products, to manufacture our products. In addition, we purchase and use significant quantities of resins, metals, and cardboard to package our products and natural gas to operate our facilities. We continuously monitor worldwide supply and cost trends of these commodities.
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the three months ended March 28, 2020, we experienced cost increases for dairy and meat, while costs for nuts and coffee decreased. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.

See our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on how we manage commodity costs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Besides the $4.0 billion that was drawn on our Senior Credit Facility at March 28, 2020, and the related interest payments thereon, there were no material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019. See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information related to our Senior Credit Facility.
Equity and Dividends
We paid common stock dividends of $488 million for the three months ended March 28, 2020 and for the three months ended March 30, 2019. Additionally, on April 30, 2020, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on June 26, 2020 to shareholders of record on May 29, 2020.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of our consolidated financial statements for the year ended December 28, 2019 in our Annual Report on Form 10-K. See Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for updates to our significant accounting policies during the three months ended March 28, 2020.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our critical accounting estimates and assumptions related to goodwill and intangible assets are described below. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 28, 2019 for a discussion of our other critical accounting estimates and assumptions.
Goodwill and Intangible Assets:
As of March 28, 2020, we maintain 15 reporting units, 10 of which comprise our goodwill balance. These 10 reporting units had an aggregate carrying amount of $35.1 billion as of March 28, 2020. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $43.1 billion as of March 28, 2020.
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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our reporting units or brands might become impaired in the future. We are currently actively reviewing the enterprise strategy for the Company. As part of this strategic review, we expect to develop updates to the five-year operating plan in 2020, which could impact the allocation of investments among reporting units and brands and impact growth expectations and fair value estimates. Additionally, as a result of this strategic review process, we could decide to divest certain non-strategic assets. As a result, the ongoing development of the enterprise strategy and underlying detailed business plans could lead to the impairment of one or more of our reporting units or brands in the future.
During the first quarter of 2020, primarily in March, the COVID-19 pandemic has produced a short-term beneficial financial impact for our consolidated results. Retail sales have increased due to higher than anticipated consumer demand for our products. The foodservice channel however, has experienced a negative impact from shelter in place mandates limiting access to away from home establishments. A number of factors could result in future impairment of our foodservice reporting units, including but not limited to: continued mandates around closures of dining rooms in restaurants, distancing of people within an establishment resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs single serve packaging), and consumer trends of dining-in versus dining-out. Our U.S. Foodservice and Canada Foodservice reporting units are the most exposed of our reporting units to the long-term impacts to away from home establishments. These two reporting units were identified during our most recent annual impairment test as both having excess fair value over carrying amount of less than 10%, with an aggregate goodwill carrying amount of approximately $4.3 billion. Additionally, in assessing whether the impacts of COVID-19 resulted in a triggering event for one or both of these reporting units, we assessed potential scenarios for the future recovery and growth of away from home establishments as well as the impacts of declining interest rates and other valuation assumptions. We concluded that, due to the temporary nature of the shelter in place orders, the most probable expectation as of March 28, 2020, was a return to a normal level of operations within approximately two years. Based on these assumptions and analysis, we determined there was no interim triggering event as it was not more likely than not that the fair value of these reporting units is less than their carrying amounts. Given the evolving nature and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as changes to these assumptions could result in future impairments.
As we consider the impact of the COVID-19 pandemic with regard to our indefinite-lived intangible assets, a number of factors could have a future impact on our brands, including changes in consumer and consumption trends in both the short- and long-term, the extent of continued government mandates to shelter in place, total number of restaurant closures, economic declines, and reductions in consumer discretionary income. We have seen an increase in our retail business in the short-term that has more than offset declines in our foodservice business over the same period. Our brands are generally common across both the retail and foodservice businesses and these brands are subject to a similar mix of positive and negative factors. Given the evolving nature and uncertainty driven by COVID-19 pandemic, we will continue to evaluate the impact on our brands.

As detailed in Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill in the current year and goodwill and indefinite-lived intangible assets in the prior year. Our reporting units and brands that were impaired in 2019 and 2020 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units and brands that have 20% or less excess fair value over carrying amount as of their latest impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $32.3 billion as of their latest impairment testing date and included: U.S. Grocery, U.S. Refrigerated, U.S. Foodservice, Canada Retail, Canada Foodservice, EMEA East, and Puerto Rico. There were no reporting units with 10-20% fair value over carrying amount as of their latest impairment testing date. We had one reporting unit with fair value over carrying amount between 20-50% as of its latest impairment testing date. This reporting unit was Northern Europe with a goodwill carrying amount of $1.7 billion. The aggregate goodwill carrying amount of reporting units with fair value over carrying amount in excess of 50% was $1.2 billion as of their latest impairment testing date and included Continental Europe and Asia. Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $26.4 billion as of their latest impairment test date and included: Kraft, Philadelphia, Velveeta, Lunchables, Miracle Whip, Planters, Maxwell House, Cool Whip, and ABC. Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $3.6 billion as of their latest impairment test date and included Oscar Mayer, Jet Puffed, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion as of their latest impairment test date. Although the remaining brands, with a carrying value of $9.3 billion, have more than 50% excess fair value over carrying amount as of their latest impairment test date, these amounts are also associated with the 2013 Heinz acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and brands with 10% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the latest impairment testing date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$32.3	6.5%	10.3%	0.5%	4.0%
Brands (excess earnings method)	19.4	7.7%	7.8%	0.8%	2.0%
Brands (relief from royalty method)	7.0	7.7%	10.7%	0.5%	3.5%	7.0%	20.0%

The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our brands with 10-20% excess fair value over carry amount, as well as the brand carrying amounts, as of the latest impairment testing date for each brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Brands (excess earnings method)	3.3	7.8%	7.8%	1.0%	1.0%
Brands (relief from royalty method)	0.3	7.8%	10.3%	1.5%	4.0%	1.0%	17.0%
There were no reporting units with 10-20% excess fair value over carrying amount as of their latest impairment testing date.
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
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 10% or less excess fair value over carrying amount, as of the latest impairment testing date for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(5.3)	$6.4	$2.6	$(2.4)
Brands (excess earnings method)	(1.4)	1.7	0.6	(0.6)
Brands (relief from royalty method)	(0.5)	0.6	0.2	(0.2)	$0.6	$(0.6)
If we had changed the assumptions used to estimate the fair value of our brands with 10-20% excess fair value over carrying amount, as of the latest impairment testing date for each of these brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point				100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Brands (excess earnings method)	(0.3)	0.3	0.1	(0.1)
Brands (relief from royalty method)	—	—	—	—	$—	$—
There were no reporting units with 10-20% excess fair value over carrying amount as of their latest impairment testing date.
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
See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for our impairment testing results.
New Accounting Pronouncements
See Note 3, New Accounting Standards, in Item 1, Financial Statements, for a discussion of new accounting pronouncements.

Contingencies
See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for a discussion of our contingencies.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended March 28, 2020
United States	$4,495	$—	$—	$4,495
International	1,301	(50)	—	1,351
Canada	361	(6)	—	367
Kraft Heinz	$6,157	$(56)	$—	$6,213

Three Months Ended March 30, 2019
United States	$4,224	$—	$—	$4,224
International	1,285	7	13	1,265
Canada	450	—	91	359
Kraft Heinz	$5,959	$7	$104	$5,848

Year-over-year growth rates
United States	6.4%	0.0 pp	0.0 pp	6.4%	2.4 pp	4.0 pp
International	1.3%	(4.5) pp	(1.1) pp	6.9%	1.7 pp	5.2 pp
Canada	(19.8)%	(1.3) pp	(20.7) pp	2.2%	(6.4) pp	8.6 pp
Kraft Heinz	3.3%	(1.1) pp	(1.8) pp	6.2%	1.6 pp	4.6 pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Net income/(loss)	$381	$404
Interest expense	310	321
Other expense/(income)	(81)	(380)
Provision for/(benefit from) income taxes	160	217
Operating income/(loss)	770	562
Depreciation and amortization (excluding integration and restructuring expenses)	243	234
Integration and restructuring expenses	—	27
Deal costs	—	8
Unrealized losses/(gains) on commodity hedges	143	(29)
Impairment losses	226	620
Equity award compensation expense (excluding integration and restructuring expenses)	33	9
Adjusted EBITDA	$1,415	$1,431

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	March 28, 2020	March 30, 2019
Diluted EPS	$0.31	$0.33
Integration and restructuring expenses(a)	—	0.02
Unrealized losses/(gains) on commodity hedges(b)	0.09	(0.02)
Impairment losses(c)	0.18	0.49
Losses/(gains) on sale of business(d)	—	(0.16)
Adjusted EPS	$0.58	$0.66
(a) Gross expenses included in integration and restructuring expenses were $27 million ($20 million after-tax) for the three months ended March 30, 2019 and were recorded in the following income statement line items:
•Cost of products sold included $9 million for the three months ended March 30, 2019; and
•SG&A included $18 million for the three months ended March 30, 2019
(b) Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $143 million ($108 million after-tax) for the three months ended March 28, 2020 and income of $29 million ($21 million after-tax) for the three months ended March 30, 2019 and were recorded in cost of products sold.
(c) Gross impairment losses, all of which related to goodwill, were $226 million ($226 million after-tax) for the three months ended March 28, 2020 and $620 million ($594 million after-tax) for the three months ended March 30, 2019 and were recorded in SG&A.
(d) Gross expenses/(income) included in losses/(gains) on sale of business were losses of $2 million ($2 million after-tax) for the three months ended March 28, 2020 and were income of $246 million ($191 million after-tax) for the three months ended March 30, 2019 and were recorded in other expense/(income).

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact of the COVID-19 outbreak; operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers, suppliers, and other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or product liability claims; unanticipated business disruptions; our ability to identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; our ability to successfully execute our strategic initiatives; the impacts of our international operations; economic and political conditions in the United States and in various other nations where we do business; changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; impacts of natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; our ownership structure; our indebtedness and ability to pay such indebtedness, as well as our ability to comply with covenants under our debt instruments; our liquidity, capital resources, and capital expenditures, as well as our ability to raise capital; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; increased pension, labor and people-related expenses; compliance with laws, regulations, and related interpretations and related legal claims or other regulatory enforcement actions, including additional risks and uncertainties related to any potential actions resulting from the Securities and Exchange Commission’s ongoing investigation, as well as potential additional subpoenas, litigation, and regulatory proceedings; an inability to remediate the material weaknesses in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; our failure to prepare and timely file our periodic reports; our ability to protect intellectual property rights; tax law changes or interpretations; the impact of future sales of our common stock in the public markets; our ability to continue to pay a regular dividend and the amounts of any such dividends; volatility of capital markets and other macroeconomic factors; a downgrade in our credit rating; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 28, 2019 and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended March 28, 2020. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 28, 2020, due to the existence of a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019, we identified a material weakness in the risk assessment component of internal control as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. This material weakness resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 29, 2018. This material weakness in risk assessment has not been remediated as of March 28, 2020.
Additionally, the material weakness described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Efforts to Address Material Weakness
Our management, with oversight from our Audit Committee, is in the process of executing a plan to remediate the material weakness described above. This plan includes the implementation of additional controls and procedures to strengthen our internal controls related to our risk assessment component of internal control over financial reporting. To date, the following actions have been taken towards our remediation plan:
•Performance Targets—We have identified and implemented several performance-based target enhancements as follows: (i) implemented checkpoints to evaluate significant changes in the environment that could adversely impact the attainability of management goals and targets; (ii) reassessed and adjusted the overall balance of performance measures provided to employees to help drive challenging but attainable targets; (iii) enhanced our training and overall communication specific to the enhanced Management by Objective (“MBO”) process, including, but not limited to a focus on the process to request relief from previously established MBOs, to help ensure all eligible employees are aware of and understand the overall MBO waiver and relief process; and (iv) reassessed certain employees’ key performance indicators.
•Overall Communications—We have reinforced and will continue to reinforce the importance of adherence to internal controls and company policies and procedures through formal communications, town hall meetings, and other employee trainings and will continue to communicate as appropriate.
Although these previously planned actions have been taken, management has considered the recent rapidly changing external global environment and determined it is prudent to continue to monitor and evaluate the impact these factors have on our internal controls to ensure we are responding appropriately to the changes in our business environment. We expect to continue monitoring the effectiveness of the changes in our internal control over financial reporting and our goal is to remediate the material weakness described above during 2020. This material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will also continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above.
Remediation of Previously Reported Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the period ended December 28, 2019, we did not design and maintain effective controls over the accounting for supplier contracts and related arrangements. Specifically, certain employees in our procurement organization engaged in misconduct and circumvented controls that included withholding information or directing others to withhold information related to supplier contracts that affected the accounting for certain supplier rebates, incentives, and pricing arrangements, in an attempt to influence the achievement of internal financial targets that became or were perceived to have become increasingly difficult to attain due to changes in our business environment. Additionally, in certain instances, we did not have a sufficient understanding or maintain sufficient documentation of the transaction to determine the appropriate accounting for certain cost and rebate elements and embedded leases.
Due to the actions taken by the Company to implement new controls and procedures, management has concluded that this material weakness has been remediated as of March 28, 2020. The actions we took to remediate this material weakness were as follows:
•Procurement Practices—We have evaluated our procurement practices and implemented improvements to those practices, including: (i) developed a more comprehensive accounting review process and monitoring controls over supplier contracts and related arrangements to ensure transactions are recorded in accordance with generally accepted accounting principles; (ii) enhanced required communication protocols among all functions involved in the procurement process (e.g., procurement, legal, accounting, and finance) to ensure all relevant parties are involved in the contract review process; (iii) standardized our contract documentation and analyses around procurement contracts; and (iv) updated our global procurement and relevant accounting policies and provided additional training specific to procurement contracts and the relevant accounting considerations.
•Organizational Enhancements—We have implemented the following organizational enhancements: (i) augmented our procurement finance teams with additional professionals with the appropriate levels of accounting and controls knowledge, experience, and training in the area of supplier contracts and related arrangements; and (ii) realigned reporting lines whereby procurement finance now reports directly to the finance organization.
•Training Practices—We delivered a comprehensive global procurement training program that covered supplier contracts and related arrangements, including potential accounting implications.
•Procurement Management Software—We are in the process of implementing a contract management solution in order to enhance the identification, tracking, and monitoring of supplier contracts and related arrangements. However, we have designed and implemented manual controls to address the control deficiency until the implementation of the system solution can be completed.
Changes in Internal Control Over Financial Reporting
The changes implemented over the risk assessment and accounting for supplier contracts and related arrangements described above were changes in our internal control over financial reporting during the three months ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
The following risk factor is in addition to our risk factors included in Part I, Item 1A, Risk Factors to our Annual Report on Form 10-K for the year ended December 28, 2019, that could affect our business, financial condition, and results of operations. This risk factor should be considered in connection with the forward-looking statements included in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.
The outbreak of the novel coronavirus ("Coronavirus" or "COVID-19") could negatively impact our business and results of operations.
In December 2019, an outbreak of illness caused by a novel coronavirus called COVID-19 was identified in Wuhan, China. On January 31, 2020, the United States declared a public health emergency related to the novel coronavirus and on March 11, 2020, the World Health Organization declared that the spread of the novel coronavirus qualified as a global pandemic. The continued spread of COVID-19 throughout the United States and the international community has had, and could continue to have, a negative impact on financial markets, on economic conditions, and on portions of our business. COVID-19 could negatively impact our business and results of operations in a number of ways, including, but not limited to, the following:
•a shutdown of one or more of our manufacturing facilities due to illness could significantly disrupt our production capabilities;
•a significant portion of our workforce could become unable to work, including as a result of illness or government restrictions;
•a decrease in demand for away from home establishments, resulting from government restrictions and social distancing measures, may adversely affect our foodservice operations;
•an impairment in the carrying value of goodwill or intangible assets or a change in the useful life of definite-lived intangible assets could occur if there are sustained changes in consumer purchasing behaviors, government restrictions, or financial results (e.g. there may be a heightened risk of impairment in our foodservice reporting units if there is a sustained decrease in demand in away from home establishments);
•an inability to accurately estimate or forecast the financial impact of this pandemic on our actual or future results;
•a change in our five-year operating plan, which could impact the allocation of investments among reporting units, growth expectations and fair value estimates;
•an increase in working capital needs and/or an increase in trade accounts receivable write-offs as a result of increased financial pressures on our suppliers or customers;
•a change in demand resulting from restrictions on social interactions could affect customers and consumers plans to purchase our products;
•a change in demand for or availability of our products as a result of retailers, distributors, or carriers modifying their restocking, fulfillment, or shipping practices;
•a shift in consumer spending as a result of the economic downturn could result in consumers moving to private label or lower margin products;
•a change in trade promotion and marketing activities could occur in response to changes in consumer viewing and shopping habits resulting from the cancellation of major events, travel restrictions, and in-store shopping practices;
•a slowdown or stoppage in our supply chain could result from government restrictions or if our suppliers, vendors, distributors, or third-party manufacturers fail to meet their obligations to us or experience disruptions in their ability to do so;
•a strain on our supply chain could result from increased consumer demand at our retail customers, such as grocery stores, club stores, and value stores;
•an increase in commodity and other input costs could result from market volatility;
•a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;
•an increase in the cost or the difficulty to obtain debt or equity financing, or to refinance our debt in the future, could affect our financial condition or our ability to fund operations or future investment opportunities; and
•an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities including acquisitions and divestitures.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from the coronavirus and unable to work, the attention of the management team could be diverted.
The potential effects of COVID-19 also could impact many of our risk factors, included in Part 1, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 28, 2019, including, but not limited to changes in our relationships with significant customers, suppliers, and other business relationships; our ability to leverage our brand value to compete against private label products; unanticipated business disruptions; the impacts of our international operations; economic and political conditions in the United States and in various other nations where we do business; changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; impacts of natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; our ownership structure; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; increased pension, labor and people-related expenses; an inability to remediate the material weaknesses in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; volatility of capital markets and other macroeconomic factors. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to our risk factors that are further described in our Annual Report on Form 10-K for the year ended December 28, 2019, remain uncertain. Finally, COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended March 28, 2020 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/29/2019 - 2/1/2020	132,427	$30.94	—	$—
2/2/2020 - 2/29/2020	157,648	27.52	—	—
3/1/2020 - 3/28/2020	92,345	25.62	—	—
Total	382,420		—
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
10.1
Extension Letter Agreement, entered into as of March 23, 2020, with respect to the Credit Agreement dated as of July 6, 2015 (as amended, supplemented or otherwise modified from time to time), by and among the Company, Kraft Heinz, the banks, financial institutions and other institutional lenders party thereto, the Issuing Banks, JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Europe Limited, as London agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-37482), filed on March 24, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.
104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	May 1, 2020
		By:	/s/ Paulo Basilio
Paulo Basilio
Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	May 1, 2020
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)