Form 10-Q
period 2020-06-27
Kraft Heinz Co
filed 2020-07-31
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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

As of July 25, 2020, there were 1,222,578,592 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$6,648	$6,406	$12,805	$12,365
Cost of products sold	4,196	4,324	8,495	8,272
Gross profit	2,452	2,082	4,310	4,093
Selling, general and administrative expenses, excluding impairment losses	918	750	1,780	1,579
Goodwill impairment losses	1,817	124	2,043	744
Intangible asset impairment losses	1,056	474	1,056	474
Selling, general and administrative expenses	3,791	1,348	4,879	2,797
Operating income/(loss)	(1,339)	734	(569)	1,296
Interest expense	442	316	752	637
Other expense/(income)	(78)	(133)	(159)	(513)
Income/(loss) before income taxes	(1,703)	551	(1,162)	1,172
Provision for/(benefit from) income taxes	(51)	103	109	320
Net income/(loss)	(1,652)	448	(1,271)	852
Net income/(loss) attributable to noncontrolling interest	(1)	(1)	2	(2)
Net income/(loss) attributable to common shareholders	$(1,651)	$449	$(1,273)	$854
Per share data applicable to common shareholders:
Basic earnings/(loss)	$(1.35)	$0.37	$(1.04)	$0.70
Diluted earnings/(loss)	(1.35)	0.37	(1.04)	0.70
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income/(loss)	$(1,652)	$448	$(1,271)	$852
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	186	(69)	(604)	150
Net deferred gains/(losses) on net investment hedges	(17)	10	149	(4)
Amounts excluded from the effectiveness assessment of net investment hedges	11	6	16	10
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(5)	(6)	(11)	(4)
Net deferred gains/(losses) on cash flow hedges	35	(10)	136	(26)
Amounts excluded from the effectiveness assessment of cash flow hedges	7	7	12	13
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(51)	3	(61)	(5)
Net actuarial gains/(losses) arising during the period	—	(5)	—	(5)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(24)	(59)	(49)	(117)
Total other comprehensive income/(loss)	142	(123)	(412)	12
Total comprehensive income/(loss)	(1,510)	325	(1,683)	864
Comprehensive income/(loss) attributable to noncontrolling interest	11	(1)	—	10
Comprehensive income/(loss) attributable to common shareholders	$(1,521)	$326	$(1,683)	$854
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	June 27, 2020	December 28, 2019
ASSETS
Cash and cash equivalents	$2,812	$2,279
Trade receivables (net of allowances of $54 at June 27, 2020 and $33 at December 28, 2019)	2,045	1,973
Inventories	2,815	2,721
Prepaid expenses	471	384
Other current assets	504	618
Assets held for sale	129	122
Total current assets	8,776	8,097
Property, plant and equipment, net	6,777	7,055
Goodwill	33,310	35,546
Intangible assets, net	47,202	48,652
Other non-current assets	2,241	2,100
TOTAL ASSETS	$98,306	$101,450
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$6	$6
Current portion of long-term debt	757	1,022
Trade payables	3,880	4,003
Accrued marketing	938	647
Interest payable	378	384
Other current liabilities	2,083	1,804
Liabilities held for sale	8	9
Total current liabilities	8,050	7,875
Long-term debt	28,097	28,216
Deferred income taxes	11,374	11,878
Accrued postemployment costs	250	273
Other non-current liabilities	1,370	1,459
TOTAL LIABILITIES	49,141	49,701
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interest	(1)	—
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,228 shares issued and 1,223 shares outstanding at June 27, 2020; 1,224 shares issued and 1,221 shares outstanding at December 28, 2019)	12	12
Additional paid-in capital	55,990	56,828
Retained earnings/(deficit)	(4,336)	(3,060)
Accumulated other comprehensive income/(losses)	(2,296)	(1,886)
Treasury stock, at cost (5 shares at June 27, 2020 and 3 shares at December 28, 2019)	(330)	(271)
Total shareholders' equity	49,040	51,623
Noncontrolling interest	126	126
TOTAL EQUITY	49,166	51,749
TOTAL LIABILITIES AND EQUITY	$98,306	$101,450
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2019	$12	$56,828	$(3,060)	$(1,886)	$(271)	$126	$51,749
Net income/(loss) excluding redeemable noncontrolling interest	—	—	378	—	—	3	381
Other comprehensive income/(loss)	—	—	—	(540)	—	(14)	(554)
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	42	(4)	—	2	—	40
Balance at March 28, 2020	$12	$56,378	$(2,686)	$(2,426)	$(269)	$115	$51,124
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(1,651)	—	—	(1)	(1,652)
Other comprehensive income/(loss)	—	—	—	130	—	12	142
Dividends declared-common stock ($0.40 per share)	—	(493)	—	—	—	—	(493)
Exercise of stock options, issuance of other stock awards, and other	—	105	1	—	(61)	—	45
Balance at June 27, 2020	$12	$55,990	$(4,336)	$(2,296)	$(330)	$126	$49,166

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 29, 2018	$12	$58,723	$(4,853)	$(1,943)	$(282)	$118	$51,775
Net income/(loss) excluding redeemable noncontrolling interest	—	—	405	—	—	—	405
Other comprehensive income/(loss)	—	—	—	123	—	12	135
Dividends declared-common stock ($0.40 per share)	—	(488)	—	—	—	—	(488)
Cumulative effect of accounting standards adopted in the period	—	—	(136)	136	—	—	—
Exercise of stock options, issuance of other stock awards, and other	—	17	(2)	—	(9)	—	6
Balance at March 30, 2019	$12	$58,252	$(4,586)	$(1,684)	$(291)	$130	$51,833
Net income/(loss) excluding redeemable noncontrolling interest	—	—	449	—	—	—	449
Other comprehensive income/(loss)	—	—	—	(123)	—	—	(123)
Dividends declared-common stock ($0.40 per share)	—	(488)	—	—	—	—	(488)
Exercise of stock options, issuance of other stock awards, and other	—	5	(3)	—	—	2	4
Balance at June 29, 2019	$12	$57,769	$(4,140)	$(1,807)	$(291)	$132	$51,675
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	June 27, 2020	June 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(1,271)	$852
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	490	494
Amortization of postretirement benefit plans prior service costs/(credits)	(61)	(153)
Equity award compensation expense	73	15
Deferred income tax provision/(benefit)	(489)	(40)
Postemployment benefit plan contributions	(15)	(13)
Goodwill and intangible asset impairment losses	3,099	1,218
Nonmonetary currency devaluation	4	6
Loss/(gain) on sale of business	2	(246)
Other items, net	198	(131)
Changes in current assets and liabilities:
Trade receivables	(60)	75
Inventories	(197)	(484)
Accounts payable	(54)	63
Other current assets	(137)	5
Other current liabilities	634	(336)
Net cash provided by/(used for) operating activities	2,216	1,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(258)	(448)
Payments to acquire business, net of cash acquired	—	(200)
Proceeds from sale of business, net of cash disposed	—	640
Other investing activities, net	21	(10)
Net cash provided by/(used for) investing activities	(237)	(18)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,824)	(4)
Proceeds from issuance of long-term debt	3,500	18
Debt prepayment and extinguishment costs	(101)	—
Proceeds from revolving credit facility	4,000	—
Repayments of revolving credit facility	(4,000)	—
Proceeds from issuance of commercial paper	—	377
Repayments of commercial paper	—	(377)
Dividends paid	(977)	(976)
Other financing activities, net	(35)	(15)
Net cash provided by/(used for) financing activities	(1,437)	(977)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9)	(8)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	533	322
Balance at beginning of period	2,280	1,136
Balance at end of period	$2,813	$1,458
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2020 fiscal year is scheduled to be a 52-week period ending on December 26, 2020, and the 2019 fiscal year was a 52-week period that ended on December 28, 2019.
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
Reportable Segments
In the first quarter of 2020, our internal reporting and reportable segments changed. We moved our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. We also combined our Europe, Middle East, and Africa (“EMEA”), Latin America, and Asia Pacific (“APAC”) zones to form the International zone as a result of certain previously announced organizational changes.
Therefore, effective in the first quarter of 2020, we manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada. We have reflected these changes in all historical periods presented.
Considerations Related to the Novel Coronavirus
In December 2019, an outbreak of illness caused by a novel coronavirus called COVID-19 (“COVID-19”) was identified in Wuhan, China. On January 31, 2020, the United States declared a public health emergency related to the novel coronavirus and on March 11, 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. In an attempt to minimize transmission of COVID-19, significant social and economic restrictions have been imposed in the United States and abroad. Though various areas have begun relaxing such precautions, varying levels of restrictions remain in many places and may be increased. These restrictions, while necessary and important for public health, have negative implications for portions of our business and the U.S. and global economy. In the preparation of these financial statements and related disclosures we have assessed the impact that COVID-19 has had on our estimates, assumptions, forecasts, and accounting policies and made additional disclosures, as necessary. As COVID-19 and its impacts are unprecedented and ever evolving, future events and effects related to the pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
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
Note 2. Significant Accounting Policies
The following significant accounting policies were updated in the first quarter of 2020 to reflect material changes in our cash equivalents holdings as well as to reflect changes upon the adoption of Accounting Standards Update (“ASU”) 2018-15 related to accounting for implementation costs incurred in hosted cloud computing service arrangements. There were no other changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU became effective in the first quarter of 2020. We adopted this ASU and guidance on our first day of 2020 and, based on the insignificant impact of this ASU on our financial statements, a cumulative-effect adjustment to retained earnings/(deficit) was not deemed necessary.
Fair Value Measurement Disclosures:
In August 2018, the FASB issued ASU 2018-13 related to fair value measurement disclosures. This ASU removes the requirement to disclose the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, the policy for determining that a transfer has occurred, and valuation processes for Level 3 fair value measurements. Additionally, this ASU modifies the disclosures related to the measurement uncertainty for recurring Level 3 fair value measurements (by removing the requirement to disclose sensitivity to future changes) and the timing of liquidation of investee assets (by removing the timing requirement in certain instances). The guidance also requires new disclosures for Level 3 financial assets and liabilities, including the amount and location of unrealized gains and losses recognized in other comprehensive income/(loss) and additional information related to significant unobservable inputs used in determining Level 3 fair value measurements. This ASU became effective beginning in the first quarter of 2020. Early adoption of the guidance in whole was permitted. Alternatively, companies could have early adopted the portions of the guidance that removed or modified disclosures and delayed adoption of the additional disclosures until their effective date. Certain of the amendments in this ASU must be applied prospectively upon adoption, while other amendments must be applied retrospectively upon adoption. We elected to early adopt the provisions related to removing disclosures in the fourth quarter of 2018 on a retrospective basis. Accordingly, we removed certain disclosures from Note 12, Postemployment Benefits, and Note 13, Financial Instruments, in our Annual Report on Form 10-K for the year ended December 29, 2018. There was no other impact to our financial statement disclosures as a result of early adopting the provisions related to removing disclosures.
Implementation Costs Incurred in Hosted Cloud Computing Service Arrangements:
In August 2018, the FASB issued ASU 2018-15 related to accounting for implementation costs incurred in hosted cloud computing service arrangements. Under the new guidance, implementation costs incurred in a hosting arrangement that is a service contract should be expensed or deferred based on the nature of the costs and the project stage during which such costs are incurred. If the implementation costs qualify for deferral, they must be amortized over the term of the hosting arrangement and assessed for impairment. Additionally, the ASU requires disclosure of the nature of any hosted cloud computing service arrangement and requires financial statement presentation of the deferred costs be consistent with fees incurred under the hosting arrangement. This ASU became effective in the first quarter of 2020. We adopted this ASU in the first quarter of 2020 using a prospective transition method. The adoption of this ASU did not have a significant impact on our financial statements and related disclosures. See Note 2, Significant Accounting Policies, for our policy on accounting for hosted cloud computing service arrangements.
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

Simplifying the Accounting for Income Taxes:
In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of adoption.
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
Deal Costs:
Related to our acquisitions, we incurred aggregate deal costs of $2 million for the six months ended June 29, 2019. We recognized these deal costs in SG&A. There were no deal costs related to acquisitions for the three months ended June 29, 2019 or the three and six months ended June 27, 2020.
Divestitures
Potential Dispositions:
As of June 27, 2020, we were in negotiations with prospective third-party buyers for the sale of two businesses in our International segment. We expect these potential transactions to close in 2020. Related to the first potential transaction, we recorded an estimated loss of $71 million within other expense/(income) in the fourth quarter of 2019 and classified the related assets and liabilities as held for sale on the condensed consolidated balance sheets at June 27, 2020 and December 28, 2019. Related to the second potential transaction, we recorded an estimated loss of $3 million within other expense/(income) in the first quarter of 2020 and classified the related assets and liabilities as held for sale on the condensed consolidated balance sheet at June 27, 2020.
See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information related to the first potential transaction.
Heinz India Transaction:
In October 2018, we entered into a definitive agreement with two third-parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”), to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) for approximately 46 billion Indian rupees (approximately $655 million at the Heinz India Closing Date (defined below)) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we transferred to the Buyers, among other assets and operations, our global intellectual property rights to several brands, including Complan, Glucon-D, Nycil, and Sampriti. Our core brands (i.e., Heinz and Kraft) were not transferred. The Heinz India Transaction closed on January 30, 2019 (the “Heinz India Closing Date”). Related to the Heinz India Transaction, we recognized a pre-tax gain in other expense/(income) of $249 million in 2019, including $246 million in the first quarter and $3 million in the third quarter. Additionally, in the first quarter of 2020, we recognized a gain of approximately $1 million related to local India tax recoveries.

In connection with the Heinz India Transaction, we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to the Heinz India Closing Date, including taxes for which we are liable as a result of any transaction that occurred on or before such date. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million as of the Heinz India Closing Date. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale for the Heinz India Transaction.
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
Deal Costs:
Related to our divestitures, we incurred aggregate deal costs of $5 million for the three months and $11 million for the six months ended June 29, 2019. We recognized these deal costs in SG&A. There were no deal costs related to divestitures for the three and six months ended June 27, 2020.
Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	June 27, 2020	December 28, 2019
ASSETS
Cash and cash equivalents	$30	$27
Inventories	17	21
Property, plant and equipment, net	33	25
Intangible assets, net	25	23
Other	24	26
Total assets held for sale	$129	$122
LIABILITIES
Trade payables	$2	$3
Other	6	6
Total liabilities held for sale	$8	$9
The balances held for sale at June 27, 2020 and December 28, 2019 primarily related to businesses in our International segment, as well as certain manufacturing equipment and land use rights across the globe.
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

Employee severance and other termination benefit packages are primarily determined based on established benefit arrangements, local statutory requirements, and historical benefit practices. We recognize the contractual component of these benefits when payment is probable and estimable; additional elements of severance and termination benefits associated with non-recurring benefits are recognized ratably over each employee’s required future service period. Charges for accelerated depreciation are recognized on long-lived assets that will be taken out of service before the end of their normal service, in which case depreciation estimates are revised to reflect the use of the asset over its shortened useful life. Asset impairments establish a new fair value basis for assets held for disposal or sale, and those assets are written down to expected net realizable value if carrying value exceeds fair value. All other costs are recognized as incurred.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. For the six months ended June 27, 2020, we eliminated approximately 180 positions outside of the United States related to these programs. As of June 27, 2020, we expect to eliminate approximately 110 additional positions outside the United States related to these programs primarily due to the formation of the International zone. Total restructuring expenses during the six months ended June 27, 2020 were $4 million and included $6 million of credits in severance and employee benefit costs, $2 million of credits in non-cash asset-related costs, $11 million of other implementation costs, and $1 million of other exit costs. Restructuring expenses during the three months ended June 27, 2020 were $4 million and included $3 million of credits in severance and employee benefit costs, $2 million of credits in non-cash asset-related costs, and $9 million of other implementation costs. Restructuring expenses totaled $14 million for the three months and $41 million for the six months ended June 29, 2019.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 28, 2019	$22	$24	$46
Charges/(credits)	(6)	1	(5)
Cash payments	(11)	(2)	(13)
Balance at June 27, 2020	$5	$23	$28
We expect the majority of the liability for severance and employee benefit costs as of June 27, 2020 to be paid by the end of 2020. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2020 and 2026.
Total Expenses:
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Severance and employee benefit costs - Cost of products sold	$(1)	$(3)	$—	$(3)
Severance and employee benefit costs - SG&A	(2)	(1)	(6)	—
Asset-related costs - Cost of products sold	(2)	1	(2)	3
Asset-related costs - SG&A	—	2	—	9
Other costs - Cost of products sold	1	8	1	15
Other costs - SG&A	8	7	11	17
	$4	$14	$4	$41
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 18, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
United States	$2	$7	$2	$26
International	(1)	1	(2)	5
Canada	4	4	5	6
General corporate expenses	(1)	2	(1)	4
	$4	$14	$4	$41

Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	June 27, 2020	December 28, 2019
Cash and cash equivalents	$2,812	$2,279
Restricted cash included in other current assets	1	1
Cash, cash equivalents, and restricted cash	$2,813	$2,280
At June 27, 2020 and December 28, 2019, cash and cash equivalents excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 7. Inventories
Inventories consisted of the following (in millions):

	June 27, 2020	December 28, 2019
Packaging and ingredients	$676	$511
Work in process	328	364
Finished products	1,811	1,846
Inventories	$2,815	$2,721
At June 27, 2020 and December 28, 2019, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 8. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	International	Canada	Total
Balance at December 28, 2019	$29,647	$3,355	$2,544	$35,546
Impairment losses	(655)	(368)	(1,020)	(2,043)
Translation adjustments and other	—	(90)	(103)	(193)
Balance at June 27, 2020	$28,992	$2,897	$1,421	$33,310
In the first quarter of 2020, our internal reporting and reportable segments changed. We moved our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. We also combined our EMEA, Latin America, and APAC zones to form the International zone as a result of certain previously announced organizational changes.
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
The reorganization of our internal reporting and reportable segments changed the composition of certain of our reporting units: (i) Benelux was separated from the historical Northern Europe and Benelux reporting unit and combined with the historical Continental Europe reporting unit, creating two new reporting units, Northern Europe and Continental Europe; (ii) our historical Greater China reporting unit was combined with our historical Southeast Asia and India reporting units, creating the new Asia reporting unit; (iii) our historical Northeast Asia reporting unit was combined with our historical Australia and New Zealand reporting unit to form a single reporting unit called Australia, New Zealand, and Japan ("ANJ"); (iv) our historical Latin America Exports reporting unit (excluding Puerto Rico) was combined with our historical Brazil and Mexico reporting units to form a single reporting unit called Latin America ("LATAM"); and (v) Puerto Rico, which was previously included in our historical Latin America Exports reporting unit, became a standalone reporting unit.
As a result of this reorganization, we reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative fair value approach. We performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.

We performed our pre-reorganization impairment test as of December 29, 2019, which was our first day of 2020. There were five reporting units affected by the reassignment of assets and liabilities that maintained a goodwill balance as of our pre-reorganization impairment test date. These reporting units were Latin America Exports, Northeast Asia, Northern Europe and Benelux, Continental Europe, and Greater China. The remaining reporting units affected by the reassignment of assets and liabilities did not maintain a goodwill balance as of our pre-reorganization impairment test date.
Two of the affected reporting units, Latin America Exports and Northeast Asia, were tested for impairment as of December 28, 2019, as part of our fourth quarter 2019 interim impairment test. Following the impairment test, the goodwill carrying amount of our Latin America Exports reporting unit was approximately $195 million and the goodwill carrying amount of our Northeast Asia reporting unit was approximately $83 million as of December 28, 2019. These carrying amounts were determined to equal the carrying amounts on December 29, 2019, the day of our pre-reorganization impairment test, for the Latin America Exports and Northeast Asia reporting units.
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
We recognized a non-cash impairment loss of $143 million in our LATAM reporting unit within our International segment. This impairment was driven by the reporting unit reorganization discussed above. The combination of Mexico and Brazil, neither of which had a goodwill balance as of the end of 2019, with Latin America Exports, which was partially impaired in 2019, created a new reporting unit with a fair value below carrying amount upon transition. The impairment of the LATAM reporting unit represents all of the goodwill of that reporting unit.
The remaining reporting units tested as part of our post-reorganization impairment test each had excess fair value over carrying amount as of December 29, 2019. The goodwill carrying amount of our Puerto Rico reporting unit was approximately $58 million and its fair value was less than 10% over carrying amount, the goodwill carrying amount of our Northern Europe reporting unit was approximately $1.7 billion and its fair value was between 20-50% over carrying amount, and the goodwill carrying amount of our Continental Europe reporting unit was approximately $920 million and the goodwill carrying amount of our Asia reporting unit was approximately $321 million and each had a fair value over carrying amount that was in excess of 50%.

We test our reporting units for impairment annually as of the first day of our second quarter, which was March 29, 2020, for our 2020 annual impairment test. In performing this test, we incorporated information that was known through the date of filing this Quarterly Report on Form 10-Q. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Through the performance of the 2020 annual impairment test, we identified impairments related to the U.S. Foodservice, Canada Retail, Canada Foodservice, and EMEA East reporting units. As a result, we recognized a non-cash impairment loss of $1.8 billion in SG&A in the second quarter of 2020 related to these four reporting units, which are located across our United States, International, and Canada segments. These impairments were primarily due to the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020. Management, in completing the five-year operating plan, developed updated expectations regarding revenue growth and profitability opportunities associated with our reporting units and, as a result, has recalibrated our future investments to align with the opportunities for which we see greater potential for a return on those investments. Current expectations for the impacts of COVID-19 were incorporated into near-term cash flow forecasts as well as the discount rate and long-term growth rate valuation assumptions. Accordingly, in conjunction with these updated expectations, management updated and aligned our valuation assumptions, resulting in increases in fair value estimates for certain reporting units and decreases in fair value estimates for others.
We recognized an $815 million impairment loss in our Canada Retail reporting unit within our Canada segment. Through the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020, we revised downward our outlook for net sales, margin, and cash flows in response to recently observed performance trends for this reporting unit. Additionally, through the 2020 annual impairment test performed in the second quarter, we also lowered our long-term revenue growth rate expectations and reflected declines in forecasted foreign currency exchange rates in Canada. After the impairment, the goodwill carrying amount of the Canada Retail reporting unit is approximately $1.2 billion.
We recognized a $655 million impairment loss in our U.S. Foodservice reporting unit within our United States segment and a $205 million impairment loss in our Canada Foodservice reporting unit within our Canada segment. Through the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020, we established a revised downward outlook for net sales, margin, and cash flows. We also lowered our long-term revenue growth rate expectations for these away-from-home businesses to reflect, in part, consumer shifts from restaurants to at-home consumption, which is expected to have a more sustained impact than previously anticipated due to the continued spread of COVID-19. Our current expectations for the duration and intensity of the COVID-19 impact on away-from-home establishments was incorporated into the cash flow forecasts as well as into the discount rate and long-term growth rate valuation assumptions. However, given the evolving nature of COVID-19 and its impacts, there continues to be a high degree of uncertainty and these reporting units could be subject to additional impairments if there are further sustained changes in purchasing behaviors or government restrictions. After the impairment, the goodwill carrying amount of the U.S. Foodservice reporting unit is approximately $3.2 billion and the goodwill carrying amount of the Canada Foodservice reporting unit is approximately $148 million.
We recognized a $142 million impairment loss in our EMEA East reporting unit within our International segment. Through the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020, we established a revised downward outlook for net sales, margin, and cash flows in response to lower expectations for margin and revenue growth opportunities for this reporting unit. The impairment of the EMEA East reporting unit represents all of the goodwill of that reporting unit.
As of June 27, 2020, we maintain 15 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate carrying amount of $33.3 billion at June 27, 2020. As of the 2020 annual impairment test date, six reporting units had 10% or less fair value over carrying amount and an aggregate goodwill carrying amount of $30.4 billion, one reporting unit had between 10-20% fair value over carrying amount and a goodwill carrying amount of $1.6 billion, one reporting unit had between 20-50% fair value over carrying amount and a goodwill carrying amount of $931 million, and one reporting unit had over 50% fair value over carrying amount and a goodwill carrying amount of $317 million. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
In connection with the preparation of our first quarter 2019 financial statements, we concluded that it was more likely than not that the fair values of three of our pre-reorganization reporting units (EMEA East, Brazil, and Latin America Exports) were below their carrying amounts. As such, we performed an interim impairment test on these reporting units as of March 30, 2019. As a result of our interim impairment test, we recognized a non-cash impairment loss of $620 million in SG&A in the first quarter of 2019. We recorded a $286 million impairment loss in our EMEA East reporting unit, a $205 million impairment loss in our Brazil reporting unit, and a $129 million impairment loss in our Latin America Exports reporting unit. The impairment of the Brazil reporting unit represented all of the goodwill of that reporting unit. We determined the factors contributing to the impairment loss were the result of circumstances that arose during the first quarter of 2019. These reporting units are part of our International segment as discussed above.

We performed our 2019 annual impairment test as of March 31, 2019, which was the first day of our second quarter in 2019. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Through the performance of the 2019 annual impairment test, we identified an impairment related to the U.S. Refrigerated reporting unit. As a result, we recognized a non-cash impairment loss of $118 million in SG&A in the second quarter of 2019 within our United States segment. This impairment was primarily due to an increase in the discount rate used for fair value estimation.
See Note 9, Goodwill and Intangible Assets, in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on these impairment losses.
Accumulated impairment losses to goodwill were $10.2 billion as of June 27, 2020.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to the impairment of one or more of our reporting units in the future.
During the second quarter of 2020, the COVID-19 pandemic has continued to produce a short-term beneficial financial impact for our consolidated results. Retail sales have increased due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged shelter in place mandates limiting access to away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our U.S. Foodservice and Canada Foodservice reporting units are the most exposed of our reporting units to the long-term impacts to away-from-home establishments. These two reporting units were both impaired during our most recent annual impairment test, reflecting our best estimate at the present time of the future outlook and risks of these businesses, and maintain an aggregate remaining goodwill carrying amount of approximately $3.4 billion. A number of factors could result in further future impairments of our foodservice reporting units, including but not limited to: continued mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
Our reporting units that were impaired in 2019 and 2020 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units that have 20% or less excess fair value over carrying amount as of the 2020 annual impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of the 2020 annual impairment test date, these amounts are also associated with the acquisition of H.J. Heinz Company in 2013 and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 28, 2019	$43,400
Impairment losses	(1,056)
Translation adjustments	(233)
Balance at June 27, 2020	$42,111
At June 27, 2020 and December 28, 2019, indefinite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.

Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $42.1 billion at June 27, 2020. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount.
We performed our 2020 annual impairment test as of March 29, 2020, which is the first day of our second quarter in 2020. As a result of our 2020 annual impairment test, we recognized a non-cash impairment loss of $1.1 billion in SG&A in the second quarter of 2020 primarily related to nine brands (Oscar Mayer, Maxwell House, Velveeta, Cool Whip, Plasmon, ABC, Classico, Wattie’s, and Planters). We recorded impairment losses of $949 million in our United States segment, $100 million in our International segment, and $7 million in our Canada segment, consistent with the ownership of the trademarks. The impairment for these brands was largely due to the following factors:
•We recognized a $626 million impairment loss related to the Oscar Mayer brand. As the meats business has grown more competitive in the United States, we expect to require additional investments in marketing and packaging to revitalize the brand and drive a higher rate of long-term revenue growth, but at a lower profit margin. As a result, we revised downward our revenue and margin expectations as part of the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020. This brand had a carrying amount of $3.3 billion prior to this impairment and $2.7 billion after impairment.
•We recognized a $140 million impairment loss related to the Maxwell House brand, primarily due to downward revised revenue expectations that were established through the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020 to reflect forecasted declines in the mainstream coffee category and distribution losses. Additionally, the discount rate assumption used for the fair value estimation increased to reflect a market participant’s perceived risk in the brand valuation. This brand had a carrying amount of $823 million prior to this impairment and $683 million after impairment.
•We recognized a $290 million impairment loss primarily related to seven other brands (Velveeta, Cool Whip, Plasmon, ABC, Classico, Wattie’s, and Planters). Through the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020 and the development of valuation assumptions through the 2020 annual impairment test, we established new expectations for revenue growth, margins, long-term growth rates, and discount rates. Due to the low level of fair value over carrying amount for these brands, these changes in future cash flow expectations and valuation assumptions reduced the fair value estimates for these brands. These brands had an aggregate carrying value of $5.1 billion prior to this impairment and $4.8 billion after impairment.
The aggregate carrying amount associated with two additional brands (Kraft and Miracle Whip), which each had excess fair value over its carrying amount of 10% or less, was $13.6 billion as of the impairment test date (in this case, both brands had fair value over carrying amount of less than 1% due to impairments recorded in recent prior years). The aggregate carrying amount of an additional six brands (Lunchables, A1, Ore-Ida, Stove Top, Jet Puffed, and Quero), which each had fair value over its carrying amount of between 10-20%, was $4.1 billion as of the impairment test date. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.9 billion, and the aggregate carrying amount of brands with fair value over carrying amount in excess of 50% was $9.3 billion as of the impairment test date.
We performed our 2019 annual impairment test as of March 31, 2019, which was the first day of our second quarter in 2019. As a result of our 2019 annual impairment test, we recognized a non-cash impairment loss of $474 million in SG&A in the second quarter of 2019 primarily related to six brands (Miracle Whip, Velveeta, Lunchables, Maxwell House, Philadelphia, and Cool Whip). This impairment loss was recorded in our United States segment, consistent with the ownership of the trademarks. The impairment for these brands was largely due to an increase in the discount rate assumptions used for the fair value estimations. The increase in the discount rate was applied to reflect a market participants’ perceived risk in the valuation implied by the sustained reduction in our stock price and, hence, market capitalization (which decreased approximately 25% from December 29, 2018 to the March 31, 2019 annual impairment test date and sustained this decline through June 29, 2019).
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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to the impairment of one or more of our brands in the future.
As we consider the ongoing impact of the COVID-19 pandemic with regard to our indefinite-lived intangible assets, a number of factors could have a future adverse impact on our brands, including changes in consumer and consumption trends in both the short and long term, the extent of continued government mandates to shelter in place, total number of restaurant closures, economic declines, and reductions in consumer discretionary income. We have seen an increase in our retail business in the short-term that has more than offset declines in our foodservice business over the same period. Our brands are generally common across both the retail and foodservice businesses and the fair value of our brands are subject to a similar mix of positive and negative factors. Given the evolving nature and uncertainty driven by COVID-19 pandemic, we will continue to evaluate the impact on our brands.
Our brands that were impaired in 2020 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of the 2020 annual impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of the 2020 annual impairment test date, these amounts are also associated with the acquisition of H.J. Heinz Company in 2013 and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	June 27, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,433	$(522)	$1,911	$2,443	$(469)	$1,974
Customer-related assets	4,087	(918)	3,169	4,113	(845)	3,268
Other	14	(3)	11	14	(4)	10
	$6,534	$(1,443)	$5,091	$6,570	$(1,318)	$5,252
Amortization expense for definite-lived intangible assets was $68 million for the three months and $136 million for the six months ended June 27, 2020 and $72 million for the three months and $148 million for the six months ended June 29, 2019. Aside from amortization expense, the change in definite-lived intangible assets from December 28, 2019 to June 27, 2020 primarily reflects the impact of foreign currency. At June 27, 2020 and December 28, 2019, definite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $271 million for the next 12 months and approximately $271 million for each of the four years thereafter.
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

Our effective tax rate was a benefit of 3.0% for the three months ended June 27, 2020 on pre-tax losses compared to an expense of 18.8% for the three months ended June 29, 2019 on pre-tax income. The change in our effective tax rate was primarily driven by an increase in unfavorable net discrete items, primarily related to non-deductible goodwill impairments (23.8%), which were partially offset by the favorable impact of establishing certain deferred tax assets for state tax deductions and the revaluation of our deferred tax balances due to changes in international tax laws. Prior year favorable impacts from net discrete items were primarily related to a decrease in uncertain tax position reserves, which were partially offset by the unfavorable impact related to non-deductible goodwill impairments (4.4%).
Our effective tax rate was an expense of 9.4% for the six months ended June 27, 2020 on pre-tax losses compared to an expense of 27.3% for the six months ended June 29, 2019 on pre-tax income. The change in our effective tax rate was primarily driven by an increase in unfavorable net discrete items, primarily related to non-deductible goodwill impairments (39.2%), which were partially offset by the favorable impact of establishing certain deferred tax assets for state tax deductions and the revaluation of our deferred tax balances due to changes in international tax laws. Prior year unfavorable impacts from net discrete items were primarily related to non-deductible goodwill impairments (10.5%), which were partially offset by a decrease in uncertain tax position reserves and the favorable impact of changes in estimates of certain 2018 U.S. income and deductions.
Note 10. Employees’ Stock Incentive Plans
2020 Omnibus Incentive Plan:
On May 7, 2020, our stockholders approved The Kraft Heinz Company 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”), which was adopted by our Board of Directors on March 2, 2020. The 2020 Omnibus Plan is effective March 2, 2020 (the “Plan Effective Date”) and will expire on the tenth anniversary of the Plan Effective Date. The 2020 Omnibus Plan authorizes the issuance of up to 36 million shares of our common stock for awards to employees, non-employee directors, and other key personnel. The 2020 Omnibus Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock, performance awards, other stock-based awards, and cash-based awards. Equity awards granted under the 2020 Omnibus Plan include awards that vest in full at the end of a three year period as well as awards that vest in annual installments over three or four years beginning on the second anniversary of the original grant date. Non-qualified stock options have a maximum exercise term of 10 years from the date of the grant. As of the Plan Effective Date, awards will no longer be granted under The Kraft Heinz Company 2016 Omnibus Plan, the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan, Kraft Foods Group, Inc. 2012 Performance Incentive Plan, or any other equity plans other than the 2020 Omnibus Plan.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 28, 2019	17,638,500	$41.22
Granted	443,794	30.43
Forfeited	(540,299)	61.95
Exercised	(3,160,087)	23.21
Outstanding at June 27, 2020	14,381,908	44.06
The aggregate intrinsic value of stock options exercised during the period was $20 million for the six months ended June 27, 2020.
Restricted Stock Units:
Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2019	9,395,909	$33.51
Granted	5,335,387	29.18
Forfeited	(415,536)	35.58
Vested	(100,212)	71.47
Outstanding at June 27, 2020	14,215,548	31.52
The aggregate fair value of RSUs that vested during the period was $3 million for the six months ended June 27, 2020.

Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2019	6,813,659	$36.03
Granted	191,792	22.56
Forfeited	(408,340)	55.55
Outstanding at June 27, 2020	6,597,111	34.43

Note 11. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our postemployment related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended				For the Six Months Ended
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$1	$2	$4	$4	$3	$4	$8	$8
Interest cost	32	40	10	13	65	81	19	26
Expected return on plan assets	(53)	(57)	(25)	(36)	(105)	(114)	(51)	(73)
Amortization of unrecognized losses/(gains)	—	—	1	—	—	—	1	—
Other	—	—	—	1	—	—	—	1
Net pension cost/(benefit)	$(20)	$(15)	$(10)	$(18)	$(37)	$(29)	$(23)	$(38)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $8 million during the six months ended June 27, 2020 and plan to make further contributions of approximately $7 million during the remainder of 2020. We did not contribute to our U.S. pension plans during the six months ended June 27, 2020 and do not plan to make contributions during the remainder of 2020. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2020. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$1	$2	$3	$3
Interest cost	9	11	17	23
Expected return on plan assets	(13)	(14)	(25)	(27)
Amortization of prior service costs/(credits)	(30)	(76)	(61)	(153)
Amortization of unrecognized losses/(gains)	(4)	(2)	(7)	(4)
Net postretirement cost/(benefit)	$(37)	$(79)	$(73)	$(158)

We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the six months ended June 27, 2020, we contributed $7 million to our postretirement benefit plans. We plan to make further contributions of approximately $8 million to our postretirement benefit plans during the remainder of 2020. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2020. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 12. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	June 27, 2020	December 28, 2019
Commodity contracts	$702	$475
Foreign exchange contracts	2,466	3,045
Cross-currency contracts	8,189	4,035
The increase in our derivative volume for cross-currency contracts was driven by the addition of new euro cross-currency contracts. The new contracts are designated either as cash flow hedges or net investment hedges. The cash flow hedges are being used to mitigate the foreign currency exposure created by non-derivative foreign-denominated debt instruments that are no longer designated as net investment hedges. There was no material change in market risk of the overall cross-currency contract portfolio during the six months ended June 27, 2020.
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	June 27, 2020
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$31	$6	$31	$6
Cross-currency contracts(b)	—	—	388	32	388	32
Derivatives not designated as hedging instruments:
Commodity contracts(c)	14	90	2	9	16	99
Foreign exchange contracts(a)	—	—	7	29	7	29
Total fair value	$14	$90	$428	$76	$442	$166
(a) At June 27, 2020, the fair value of our derivative assets was recorded in other current assets ($32 million) and other non-current assets ($6 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($34 million) and other non-current liabilities ($1 million).
(b) At June 27, 2020, the fair value of our derivative assets was recorded in other non-current assets, and the fair value of our derivative liabilities was recorded within other non-current liabilities.
(c)  At June 27, 2020, the fair value of our derivative assets was recorded in other current assets ($14 million) and other non-current assets ($2 million), and the fair value of derivative liabilities was recorded in other current liabilities ($94 million) and other non-current liabilities ($5 million).

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
(b) At December 28, 2019, the fair value of derivative assets was recorded in other non-current assets, and the fair value of derivative liabilities was recorded within other non-current liabilities.
(c) At December 28, 2019, the fair value of derivative assets was recorded in other current assets, and the fair value of derivative liabilities was recorded within other current liabilities.
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $82 million at June 27, 2020 and $108 million at December 28, 2019. At June 27, 2020, we had posted collateral of $76 million related to commodity derivative margin requirements, which was included in prepaid expenses on our condensed consolidated balance sheet. At December 28, 2019, we had collected collateral of $25 million related to commodity derivative margin requirements, which was included in other current liabilities on our condensed consolidated balance sheet.
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
Net Investment Hedging:
At June 27, 2020, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €650 million and £400 million;
•Cross-currency contracts with notional amounts of £1.0 billion ($1.4 billion), C$2.1 billion ($1.6 billion), €1.9 billion ($2.1 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $161 million.
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At June 27, 2020, we had a euro intercompany loan with an aggregate notional amount of $51 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.

Cash Flow Hedge Coverage:
At June 27, 2020, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next eight years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at June 27, 2020 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains on foreign currency cash flow hedges during the next 12 months to be approximately $16 million. Additionally, we expect transfers to net income/(loss) of unrealized gains on cross-currency cash flow hedges and unrealized losses on interest rate cash flow hedges during the next 12 months to each be insignificant.
Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cash flow hedges:
Foreign exchange contracts	$—	$—	$1	$(1)	Net sales
Foreign exchange contracts	(23)	(8)	49	(27)	Cost of products sold
Foreign exchange contracts (excluded component)	—	1	(1)	—	Cost of products sold
Foreign exchange contracts	—	—	—	(22)	Other expense/(income)
Cross-currency contracts	52	(5)	93	19	Other expense/(income)
Cross-currency contracts (excluded component)	7	7	13	14	Other expense/(income)
Cross-currency contracts	(3)	—	(3)	—	Interest expense
Net investment hedges:
Foreign exchange contracts	—	4	2	13	Other expense/(income)
Foreign exchange contracts (excluded component)	—	—	(1)	(1)	Interest expense
Cross-currency contracts	(54)	34	132	(38)	Other expense/(income)
Cross-currency contracts (excluded component)	8	7	16	14	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(13)	$40	$301	$(29)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	June 27, 2020			June 29, 2019
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,196	$442	$(78)	$4,324	$316	$(133)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$10	$—	$—	$8	$—	$—
Foreign exchange contracts (excluded component)	—	—	—	(1)	—	—
Interest rate contracts	—	(1)	—	—	(1)	—
Cross-currency contracts	—	(3)	38	—	—	(14)
Cross-currency contracts (excluded component)	—	—	7	—	—	7
Net investment hedges:
Foreign exchange contracts (excluded component)	—	(1)	—	—	—	—
Cross-currency contracts (excluded component)	—	7	—	—	7	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(14)	—	—	5	—	—
Foreign exchange contracts	—	—	—	—	—	(14)
Cross-currency contracts	—	—	—	—	—	3
Total gains/(losses) recognized in statements of income	$(4)	$2	$45	$12	$6	$(18)

	For the Six Months Ended
	June 27, 2020			June 29, 2019
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$8,495	$752	$(159)	$8,272	$637	$(513)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$11	$—	$—	$17	$—	$(22)
Foreign exchange contracts (excluded component)	—	—	—	(2)	—	—
Interest rate contracts	—	(2)	—	—	(2)	—
Cross-currency contracts	—	(3)	41	—	—	6
Cross-currency contracts (excluded component)	—	—	14	—	—	14
Net investment hedges:
Foreign exchange contracts	—	—	—	—	—	(6)
Foreign exchange contracts (excluded component)	—	(1)	—	—	(1)	—
Cross-currency contracts (excluded component)	—	15	—	—	14	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(164)	—	—	26	—	—
Foreign exchange contracts	—	—	(28)	—	—	(6)
Cross-currency contracts	—	—	—	—	—	7
Total gains/(losses) recognized in statements of income	$(153)	$9	$27	$41	$11	$(7)
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $31 million for the three months and $65 million for the six months ended June 27, 2020 and pre-tax losses of $25 million for the three months and pre-tax gains of $19 million for the six months ended June 29, 2019. These amounts were recognized in other comprehensive income/(loss).
Other Financial Instruments:
The carrying amounts of cash equivalents approximated fair values at June 27, 2020 and December 28, 2019. Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. The fair value of money market funds were $120 million at June 27, 2020 and $94 million at December 28, 2019. These are considered Level 1 financial assets and are valued using quoted prices in active markets for identical assets.

Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 28, 2019	$(2,230)	$303	$41	$(1,886)
Foreign currency translation adjustments	(602)	—	—	(602)
Net deferred gains/(losses) on net investment hedges	149	—	—	149
Amounts excluded from the effectiveness assessment of net investment hedges	16	—	—	16
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(11)	—	—	(11)
Net deferred gains/(losses) on cash flow hedges	—	—	136	136
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	12	12
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(61)	(61)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(49)	—	(49)
Total other comprehensive income/(loss)	(448)	(49)	87	(410)
Balance as of June 27, 2020	$(2,678)	$254	$128	$(2,296)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	June 27, 2020			June 29, 2019
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$174	$—	$174	$(69)	$—	$(69)
Net deferred gains/(losses) on net investment hedges	(23)	6	(17)	13	(3)	10
Amounts excluded from the effectiveness assessment of net investment hedges	8	3	11	7	(1)	6
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	1	(5)	(7)	1	(6)
Net deferred gains/(losses) on cash flow hedges	26	9	35	(13)	3	(10)
Amounts excluded from the effectiveness assessment of cash flow hedges	7	—	7	8	(1)	7
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(51)	—	(51)	1	2	3
Net actuarial gains/(losses) arising during the period	—	—	—	—	(5)	(5)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(33)	9	(24)	(78)	19	(59)

	For the Six Months Ended
	June 27, 2020			June 29, 2019
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(602)	$—	$(602)	$138	$—	$138
Net deferred gains/(losses) on net investment hedges	199	(50)	149	(6)	2	(4)
Amounts excluded from the effectiveness assessment of net investment hedges	15	1	16	13	(3)	10
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(14)	3	(11)	(7)	3	(4)
Net deferred gains/(losses) on cash flow hedges	140	(4)	136	(31)	5	(26)
Amounts excluded from the effectiveness assessment of cash flow hedges	12	—	12	14	(1)	13
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(61)	—	(61)	(11)	6	(5)
Net actuarial gains/(losses) arising during the period	—	—	—	(1)	(4)	(5)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(67)	18	(49)	(156)	39	(117)
The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$—	$—	$6	Other expense/(income)
Foreign exchange contracts(b)	1	—	1	1	Interest expense
Cross-currency contracts(b)	(7)	(7)	(15)	(14)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(c)	(10)	(7)	(11)	(15)	Cost of products sold
Foreign exchange contracts(c)	—	—	—	22	Other expense/(income)
Cross-currency contracts(c)	(45)	7	(55)	(20)	Other expense/(income)
Cross-currency contracts(c)	3	—	3	—	Interest expense
Interest rate contracts(d)	1	1	2	2	Interest expense
Losses/(gains) on hedges before income taxes	(57)	(6)	(75)	(18)
Losses/(gains) on hedges, income taxes	1	3	3	9
Losses/(gains) on hedges	$(56)	$(3)	$(72)	$(9)
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(e)	$(3)	$(2)	$(6)	$(4)
Amortization of prior service costs/(credits)(e)	(30)	(76)	(61)	(153)
Other losses/(gains) on postemployment benefits	—	—	—	1
Losses/(gains) on postemployment benefits before income taxes	(33)	(78)	(67)	(156)
Losses/(gains) on postemployment benefits, income taxes	9	19	18	39
Losses/(gains) on postemployment benefits	$(24)	$(59)	$(49)	$(117)
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
In this note we have excluded activity and balances related to noncontrolling interest due to their insignificance. This activity was primarily related to foreign currency translation adjustments.
Note 14. Venezuela - Foreign Currency and Inflation
We have a subsidiary in Venezuela that manufactures and sells a variety of products, primarily in the condiments and sauces and infant and nutrition categories. We apply highly inflationary accounting to the results of our Venezuelan subsidiary and include these results in our condensed consolidated financial statements. Under highly inflationary accounting, the functional currency of our Venezuelan subsidiary is the U.S. dollar (our reporting currency), although the majority of its transactions are in Venezuelan bolivars. As a result, we must revalue the results of our Venezuelan subsidiary to U.S. dollars.
As of June 27, 2020, companies and individuals are allowed to use an auction-based system at private and public banks to obtain foreign currency. This is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. Published daily by the Banco Central de Venezuela, the exchange rate (“BCV Rate”) is calculated as the weighted average rate of participating banking institutions with active exchange operations. We believe the BCV Rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary. Therefore, we revalue the income statement using the weighted average BCV Rates, and we revalue the bolivar-denominated monetary assets and liabilities at the period-end BCV Rate. The resulting revaluation gains and losses are recorded in current net income/(loss) rather than accumulated other comprehensive income/(losses). These gains and losses are classified within other expense/(income) as nonmonetary currency devaluation on our condensed consolidated statements of income.
The BCV Rate per U.S. dollar was BsS202,331.51 at June 27, 2020 compared to BsS45,874.81 at December 28, 2019. The weighted average rate per U.S. dollar was BsS172,888.97 for the three months and BsS123,149.34 for the six months ended June 27, 2020 and BsS5,397.19 for the three months and BsS4,036.41 for the six months ended June 29, 2019. Remeasurements of the bolivar-denominated monetary assets and liabilities and operating results of our Venezuelan subsidiary at BCV Rates resulted in nonmonetary currency devaluation losses of $3 million for the three months and $4 million for the six months ended June 27, 2020 and $2 million for the three months and $6 million for the six months ended June 29, 2019. These losses were recorded in other expense/(income) in the condensed consolidated statements of income.
Our Venezuelan subsidiary obtains U.S. dollars through private and public bank auctions, customer payments, and royalty payments. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of June 27, 2020, our Venezuelan subsidiary had sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business.
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
Our results of operations in Venezuela reflect those of a controlled subsidiary. However, the continuing economic uncertainty, strict labor laws, and evolving government controls over imports, prices, currency exchange, and payments present a challenging operating environment. Increased restrictions imposed by the Venezuelan government along with further deterioration of the economic environment could impact our ability to control our Venezuelan operations and could lead us to deconsolidate our Venezuelan subsidiary in the future.
Note 15. Financing Arrangements
We enter into various structured payable and product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. For certain arrangements, we have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $171 million at June 27, 2020 and approximately $253 million at December 28, 2019 on our condensed consolidated balance sheets related to these arrangements.

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
Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated class action complaint, which was filed on January 6, 2020 and also names 3G Capital, Inc. and several of its subsidiaries and affiliates (“3G Entities”) as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief. The City of Hollywood Police Officers’ Retirement System v. The Kraft Heinz Company, et al. lawsuit, filed on March 25, 2020, has been consolidated into this matter.
In addition, our Employee Benefits Administration Board and certain of The Kraft Heinz Company’s current and former officers and employees are currently defendants in an Employee Retirement Income Security Act (“ERISA”) class action lawsuit, Osborne v. Employee Benefits Administration Board of Kraft Heinz, et al., which is pending in the United States District Court for the Northern District of Illinois. Plaintiffs in the lawsuit purport to represent a class of current and former employees who were participants in and beneficiaries of various retirement plans which were co-invested in a commingled investment fund known as the Kraft Foods Savings Plan Master Trust (the “Master Trust”) during the period of May 4, 2017 through February 21, 2019. An amended complaint was filed on June 28, 2019. The amended complaint alleges violations of Section 502 of ERISA based on alleged breaches of obligations as fiduciaries subject to ERISA by allowing the Master Trust to continue investing in our common stock, and alleges additional breaches of fiduciary duties by current and former officers for their purported failure to monitor Master Trust fiduciaries. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief.
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are also named as defendants in a stockholder derivative action, In re Kraft Heinz Shareholder Derivative Litigation, which had been previously consolidated in the United States District Court for the Western District of Pennsylvania, and is now pending in the United States District Court for the Northern District of Illinois. That complaint, which was filed on July 31, 2019, asserts state law claims for alleged breaches of fiduciary duties and unjust enrichment, as well as federal claims for contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements and SEC filings, and for implementing cost cutting measures that allegedly damaged the Company. The plaintiffs seek damages in an unspecific amount, attorneys’ fees, and other relief. The Waters v. Behring, et al., Merritts v. 3G Capital, Inc., et al., and Hill v. Abel, et al. lawsuits, filed on March 9, 2020, March 23, 2020, and April 13, 2020, respectively, have been consolidated into this matter, and after appointment of lead plaintiff, a further consolidated amended complaint is expected.
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are also named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Company Derivative Litigation, which was filed in the Delaware Court of Chancery. The consolidated amended complaint, which was filed on April 27, 2020, alleges state law claims, contending that the 3G Entities were controlling shareholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint further alleges that certain of The Kraft Heinz Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by supposedly approving or allowing the 3G Entities’ alleged insider trading. The complaint seeks relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs.
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
Other Commitments and Contingencies
Redeemable Noncontrolling Interest:
We have a joint venture with a minority partner to manufacture, package, market, and distribute food products. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise, would require us to purchase portions of its equity interest at a future date. The minority partner’s put options are reflected on our condensed consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. At June 27, 2020, we estimate the redemption value to be insignificant. During the second quarter of 2020, we issued a notice of termination to our minority partner, indicating our intent to dissolve and liquidate the joint venture as provided for within our agreement.
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
On March 12, 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we provided notice to our lenders to borrow the full available amount under our Senior Credit Facility. As such, a total of $4.0 billion was drawn on our Senior Credit Facility during the first quarter of 2020. We repaid the full $4.0 billion revolver draw during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at June 27, 2020, at December 28, 2019, or during the six months ended June 29, 2019.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. Our Senior Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of June 27, 2020.
The obligations under the Credit Agreement are guaranteed by KHFC in the case of indebtedness and other liabilities of any subsidiary borrower and by The Kraft Heinz Company in the case of indebtedness and other liabilities of any subsidiary borrower and KHFC.
On March 10, 2020, together with KHFC, we entered into an uncommitted revolving credit line agreement which provides for borrowings up to $300 million. Each borrowing under this uncommitted revolving credit line agreement is due within six months of the disbursement date and the final maturity date of the agreement is June 9, 2021. As of June 27, 2020, no amounts had been drawn on this facility.
We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at June 27, 2020, at December 28, 2019, or during the six months ended June 27, 2020. The maximum amount of commercial paper outstanding during the six months ended June 29, 2019 was $200 million.

See Note 18, Debt, to our consolidated financial statements for the year ended December 28, 2019 in our Annual Report on Form 10-K for additional information on our borrowing arrangements.
Tender Offer:
In May 2020, KHFC commenced a tender offer to purchase for cash up to the maximum combined aggregate purchase price of $2.2 billion, excluding accrued and unpaid interest, of its outstanding floating rate senior notes due February 2021, 3.500% senior notes due June 2022, 3.500% senior notes due July 2022, floating rate senior notes due August 2022, 4.000% senior notes due June 2023, 3.950% senior notes due July 2025, and 3.000% senior notes due June 2026 (the “Tender Offer”).
The aggregate principal amounts of senior notes before and after the Tender Offer and the amounts validly tendered pursuant to the Tender Offer were (in millions):

	Aggregate Principal Amount Outstanding Before Tender Offer	Amount Validly Tendered	Aggregate Principal Amount Outstanding After Tender Offer
Floating rate senior notes due February 2021	$650	$539	$111
3.500% senior notes due June 2022	1,119	488	631
3.500% senior notes due July 2022	446	144	302
Floating rate senior notes due August 2022	500	185	315
4.000% senior notes due June 2023	838	391	447
3.950% senior notes due July 2025	2,000	391	1,609
3.000% senior notes due June 2026	2,000	—	2,000
In connection with the Tender Offer, we recognized a loss on extinguishment of debt of $71 million. This loss primarily reflects the payment of early tender premiums and fees associated with the Tender Offer as well as the write-off of unamortized debt issuance costs, premiums, and discounts. We recognized this loss on extinguishment of debt within interest expense on the condensed consolidated statements of income for the three and six months ended June 27, 2020. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the condensed consolidated statement of cash flows. For the six months ended June 27, 2020, debt prepayment and extinguishment costs per the consolidated statement of cash flows related to the Tender Offer were $68 million, which reflect the $71 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $1 million, unamortized debt issuance costs of $3 million, and unamortized discounts of $1 million.
Debt Redemptions:
Concurrently with the commencement of the Tender Offer, we issued a notice of conditional redemption by KHFC of all of its$300 million outstanding aggregate principal amount of 3.375% senior notes due June 2021 and $976 million outstanding aggregate principal amount of 4.875% second lien senior notes due 2025 (the “Debt Redemptions”). The Debt Redemptions were effective and completed in the second quarter of 2020.
In connection with the Debt Redemptions, we recognized a loss on extinguishment of debt of $38 million. This loss primarily reflects the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. We recognized this loss on extinguishment of debt within interest expense on the condensed consolidated statements of income for the three and six months ended June 27, 2020. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the condensed consolidated statement of cash flows. For the six months ended June 27, 2020, debt prepayment and extinguishment costs per the consolidated statement of cash flows related to the redemptions were $33 million, which reflect the $38 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $5 million.
Following the redemption of our 4.875% second lien senior secured notes due 2025, our 6.250% Pound Sterling senior notes due 2030 are no longer guaranteed on a secured basis. The 6.250% Pound Sterling senior notes due 2030 now rank pari passu in right of payment with all of our existing and future senior obligations.
Debt Issuances:
In May 2020, KHFC issued $1,350 million aggregate principal amount of 3.875% senior notes due May 2027, $1,350 million aggregate principal amount of 4.250% senior notes due March 2031, and $800 million aggregate principal amount of 5.500% senior notes due June 2050 (collectively, the “2020 Notes”). The 2020 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, and interest on a senior unsecured basis. We used the proceeds from the 2020 Notes to fund the Tender Offer and Debt Redemptions and to pay fees and expenses in connection therewith. A tabular summary of the 2020 Notes is included below.

Aggregate Principal Amount
(in millions)
3.875% senior notes due May 2027	$1,350
4.250% senior notes due March 2031	1,350
5.500% senior notes due June 2050	800
Total senior notes issued	$3,500
Debt Issuance Costs:
Debt issuance costs related to the 2020 Notes were $31 million.
Debt Repayments:
In February 2020, we repaid $405 million aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At June 27, 2020, the aggregate fair value of our total debt was $30.3 billion as compared with a carrying value of $28.9 billion. At December 28, 2019, the aggregate fair value of our total debt was $31.1 billion as compared with a carrying value of $29.2 billion. Our short-term debt had a carrying value that approximated its fair value at June 27, 2020 and December 28, 2019. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Subsequent Events:
We repaid aggregate principal amounts of senior notes due of approximately $200 million on July 2, 2020 and approximately 500 million Canadian dollars on July 6, 2020.
Note 17. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(1,651)	$449	$(1,273)	$854
Weighted average shares of common stock outstanding	1,223	1,220	1,222	1,220
Net earnings/(loss)	$(1.35)	$0.37	$(1.04)	$0.70
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(1,651)	$449	$(1,273)	$854
Weighted average shares of common stock outstanding	1,223	1,220	1,222	1,220
Effect of dilutive equity awards	—	2	—	3
Weighted average shares of common stock outstanding, including dilutive effect	1,223	1,222	1,222	1,223
Net earnings/(loss)	$(1.35)	$0.37	$(1.04)	$0.70
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. We had net losses attributable to common shareholders for the three and six months ended June 27, 2020. Therefore, we have excluded the dilutive effects of equity awards for the three and six months ended June 27, 2020 as their inclusion would have had an anti-dilutive effect on EPS. Anti-dilutive shares were 16 million for the three months and 15 million for the six months ended June 27, 2020 and 12 million for the three months and 11 million for the six months ended June 29, 2019.
Note 18. Segment Reporting
In the first quarter of 2020, our internal reporting and reportable segments changed. We moved our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. We also combined our EMEA, Latin America, and APAC zones to form the International zone as a result of certain previously announced organizational changes.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
United States	$4,917	$4,533	$9,412	$8,757
International	1,305	1,313	2,606	2,598
Canada	426	560	787	1,010
Total net sales	$6,648	$6,406	$12,805	$12,365
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Segment Adjusted EBITDA:
United States	$1,478	$1,257	$2,687	$2,396
International	275	267	520	505
Canada	110	143	165	264
General corporate expenses	(64)	(67)	(158)	(134)
Depreciation and amortization (excluding integration and restructuring expenses)	(247)	(253)	(490)	(487)
Integration and restructuring expenses	(4)	(14)	(4)	(41)
Deal costs	—	(5)	—	(13)
Unrealized gains/(losses) on commodity hedges	26	10	(117)	39
Impairment losses	(2,873)	(598)	(3,099)	(1,218)
Equity award compensation expense (excluding integration and restructuring expenses)	(40)	(6)	(73)	(15)
Operating income/(loss)	(1,339)	734	(569)	1,296
Interest expense	442	316	752	637
Other expense/(income)	(78)	(133)	(159)	(513)
Income/(loss) before income taxes	$(1,703)	$551	$(1,162)	$1,172

Net sales by product category were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Condiments and sauces	$1,753	$1,726	$3,334	$3,239
Cheese and dairy	1,271	1,254	2,410	2,448
Ambient foods	721	561	1,437	1,159
Frozen and chilled foods	612	599	1,260	1,204
Meats and seafood	644	653	1,234	1,240
Refreshment beverages	454	436	843	793
Coffee	315	328	590	636
Infant and nutrition	112	138	225	267
Desserts, toppings and baking	302	253	506	447
Nuts and salted snacks	254	229	504	454
Other	210	229	462	478
Total net sales	$6,648	$6,406	$12,805	$12,365

Note 19. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Amortization of prior service costs/(credits)	$(30)	$(76)	$(61)	$(153)
Net pension and postretirement non-service cost/(benefit)(a)	(43)	(44)	(86)	(87)
Loss/(gain) on sale of business	—	—	2	(246)
Interest income	(8)	(8)	(17)	(14)
Foreign exchange loss/(gain)	41	(21)	24	(17)
Other miscellaneous expense/(income)	(38)	16	(21)	4
Other expense/(income)	$(78)	$(133)	$(159)	$(513)
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
Other expense/(income) was $78 million of income for the three months ended June 27, 2020 compared to $133 million of income for the three months ended June 29, 2019. This decrease was primarily driven by a $41 million net foreign exchange loss in the second quarter of 2020 as compared to a $21 million net foreign exchange gain in the second quarter of 2019 and a $46 million decrease in amortization of prior service credits as compared to the prior year period. These impacts were partially offset by a $45 million net gain on derivative activities in the second quarter of 2020 compared to an $18 million net loss on derivative activities in the second quarter of 2019.
Other expense/(income) was $159 million of income for the six months ended June 27, 2020 compared to $513 million of income for the six months ended June 29, 2019. This decrease was primarily driven by a $2 million net loss on sales of businesses in 2020 compared to a $246 million gain on the Heinz India Transaction in 2019, a $92 million decrease in amortization of prior service credits as compared to the prior year period, and a $24 million net foreign exchange loss in 2020 as compared to a $17 million net foreign exchange gain in 2019. These impacts were partially offset by a $27 million net gain on derivative activities in 2020 compared to a $1 million net loss on derivative activities in 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Description of the Company:
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products throughout the world.
In the first quarter of 2020, our internal reporting and reportable segments changed. We moved our Puerto Rico business from the Latin America zone to the United States zone to consolidate and streamline the management of our product categories and supply chain. We also combined our EMEA, Latin America, and APAC zones to form the International zone as a result of certain previously announced organizational changes.
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
See Note 18, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $2.0 billion and intangible asset impairment losses of $1.1 billion for the six months ended June 27, 2020 compared to goodwill impairment losses of $744 million and intangible asset impairment losses of $474 million for the six months ended June 29, 2019. See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on these impairment losses.
COVID-19 Impacts:
During the first and second quarters of 2020, the COVID-19 pandemic produced a beneficial impact on our consolidated net sales. Increased demand for our retail products more than offset declines in our foodservice business, which resulted in consolidated net sales growth compared to the prior period. This increased demand for our retail products could reverse in the future if consumer purchasing behavior changes. We expect a continued decrease in demand in 2020 for away-from-home establishments, which will negatively impact our foodservice business beyond the second quarter and which also contributed to the impairments recorded in our U.S. Foodservice and Canada Foodservice reporting units in the current period. However, COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,648	$6,406	3.8%	$12,805	$12,365	3.6%
Operating income/(loss)	(1,339)	734	(282.3)%	(569)	1,296	(143.9)%
Net income/(loss) attributable to common shareholders	(1,651)	449	(468.4)%	(1,273)	854	(249.1)%
Diluted EPS	(1.35)	0.37	(464.9)%	(1.04)	0.70	(248.6)%

Net Sales:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
	(in millions)			(in millions)
Net sales	$6,648	$6,406	3.8%	$12,805	$12,365	3.6%
Organic Net Sales(a)	6,737	6,272	7.4%	12,950	12,120	6.9%
(a)  Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 27, 2020 Compared to the Three Months Ended June 29, 2019:
Net sales increased 3.8% to $6.6 billion for the three months ended June 27, 2020 compared to $6.4 billion for the three months ended June 29, 2019, despite the unfavorable impacts of divestitures (2.1 pp) and foreign currency (1.5 pp). Organic Net Sales increased 7.4% to $6.7 billion for the three months ended June 27, 2020 compared to $6.3 billion for the three months ended June 29, 2019, primarily due to strong retail demand that was supported by consumer reaction to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (5.2 pp) and higher pricing (2.2 pp) across all segments.
Six Months Ended June 27, 2020 Compared to the Six Months Ended June 29, 2019:
Net sales increased 3.6% to $12.8 billion for the six months ended June 27, 2020 compared to $12.4 billion for the six months ended June 29, 2019, despite the unfavorable impacts of divestitures (2.0 pp) and foreign currency (1.3 pp). Organic Net Sales increased 6.9% to $13.0 billion for the six months ended June 27, 2020 compared to $12.1 billion for the six months ended June 29, 2019, primarily due to strong retail demand that was supported by consumer reaction to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (4.9 pp) and higher pricing (2.0 pp). Volume/mix was favorable in all segments, while higher pricing in the United States and International more than offset lower pricing in Canada.
Net Income/(Loss):

	For the Three Months Ended			For the Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
	(in millions)			(in millions)
Operating income/(loss)	$(1,339)	$734	(282.3)%	(569)	1,296	(143.9)%
Net income/(loss) attributable to common shareholders	(1,651)	449	(468.4)%	(1,273)	854	(249.1)%
Adjusted EBITDA(a)	1,799	1,600	12.4%	3,214	3,031	6.0%
(a) Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 27, 2020 Compared to the Three Months Ended June 29, 2019:
Operating income/(loss) decreased to a loss of $1.3 billion for the three months ended June 27, 2020 compared to income of $734 million for the three months ended June 29, 2019. This decrease was primarily driven by higher non-cash impairment losses in the current period. Non-cash impairment losses were $2.9 billion for the three months ended June 27, 2020 compared to $598 million for the three months ended June 29, 2019. Excluding the impact of these non-cash impairment losses, operating income/(loss) increased by $201 million primarily due to higher Organic Net Sales, partially offset by increased variable compensation expenses, investments in marketing, higher equity award compensation expense, and the unfavorable impact of divestitures. See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on our impairment losses.
Net income/(loss) attributable to common shareholders decreased to a loss of $1.7 billion for the three months ended June 27, 2020 compared to income of $449 million for the three months ended June 29, 2019. This decrease was driven by the operating income/(loss) factors described above (primarily higher non-cash impairment losses in the current period), higher interest expense, and unfavorable changes in other expense/(income), partially offset by a tax benefit for the three months ended June 27, 2020 compared to tax expense for the three months ended June 29, 2019.
•Interest expense was $442 million for the three months ended June 27, 2020 compared to $316 million for the three months ended June 29, 2019. This increase was primarily driven by a $109 million loss on extinguishment of debt recognized in connection with the Tender Offer and Debt Redemptions and $20 million of interest expense related to the $4.0 billion drawn on our Senior Credit Facility in the first quarter of 2020. Though outstanding for a portion of the current period, we repaid the full $4.0 billion revolver draw by the end of the second quarter of 2020.

•Other expense/(income) was $78 million of income for the three months ended June 27, 2020 compared to $133 million of income for the three months ended June 29, 2019. This decrease was primarily driven by a $41 million net foreign exchange loss in the second quarter of 2020 as compared to a $21 million net foreign exchange gain in the second quarter of 2019 and a $46 million decrease in amortization of prior service credits as compared to the prior year period. These impacts were partially offset by a $45 million net gain on derivative activities in the second quarter of 2020 compared to an $18 million net loss on derivative activities in the second quarter of 2019.
•The effective tax rate was a benefit of 3.0% for the three months ended June 27, 2020 on pre-tax losses compared to an expense of 18.8% for the three months ended June 29, 2019 on pre-tax income. The change in our effective tax rate was primarily driven by an increase in unfavorable net discrete items, primarily related to non-deductible goodwill impairments (23.8%), which were partially offset by the favorable impact of establishing certain deferred tax assets for state tax deductions and the revaluation of our deferred tax balances due to changes in international tax laws. Prior year favorable impacts from net discrete items were primarily related to a decrease in uncertain tax position reserves, which were partially offset by the unfavorable impact related to non-deductible goodwill impairments (4.4%).
Adjusted EBITDA increased 12.4% to $1.8 billion for the three months ended June 27, 2020 compared to $1.6 billion for the three months ended June 29, 2019, despite the unfavorable impacts from divestitures (2.3 pp) and foreign currency (1.2 pp). Adjusted EBITDA growth was primarily driven by strong retail demand that was supported by consumer reaction to the COVID-19 pandemic as increases in the United States and International, as well as lower general corporate expenses, more than offset declines in Canada.
Six Months Ended June 27, 2020 Compared to the Six Months Ended June 29, 2019:
Operating income/(loss) decreased to a loss of $569 million for the six months ended June 27, 2020 compared to income of $1.3 billion for the six months ended June 29, 2019. This decrease was primarily driven by higher non-cash impairment losses in the current period. Non-cash impairment losses were $3.1 billion for the six months ended June 27, 2020 compared to $1.2 billion for the six months ended June 29, 2019. Excluding the impact of these non-cash impairment losses, operating income/(loss) increased by $15 million primarily due to higher Organic Net Sales, partially offset by unrealized losses on commodity hedges, higher supply chain costs, increased variable compensation expenses, higher equity award compensation expense, the unfavorable impact of divestitures, unfavorable changes in key commodity costs (which we define as dairy, meat, coffee, and nuts), investments in marketing, and higher general corporate expenses. See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on our impairment losses.
Net income/(loss) attributable to common shareholders decreased to a loss of $1.3 billion for the six months ended June 27, 2020 compared to income of $854 million for the six months ended June 29, 2019. This decrease was driven by the operating income/(loss) factors described above (primarily higher non-cash impairment losses in the current period), unfavorable changes in other expense/(income), and higher interest expense, partially offset by lower tax expense in the current period.
•Other expense/(income) was $159 million of income for the six months ended June 27, 2020 compared to $513 million of income for the six months ended June 29, 2019. This decrease was primarily driven by a $2 million net loss on sales of businesses in 2020 compared to a $246 million gain on the Heinz India Transaction in 2019, a $92 million decrease in amortization of prior service credits as compared to the prior year period, and a $24 million net foreign exchange loss in 2020 as compared to a $17 million net foreign exchange gain in 2019. These impacts were partially offset by a $27 million net gain on derivative activities in 2020 compared to a $1 million net loss on derivative activities in 2019.
•Interest expense was $752 million for the six months ended June 27, 2020 compared to $637 million for the six months ended June 29, 2019. This increase was primarily driven by a $109 million loss on extinguishment of debt recognized in connection with the Tender Offer and Debt Redemptions and $22 million of interest expense related to the $4.0 billion drawn on our Senior Credit Facility in the first quarter of 2020 and repaid by the end of the second quarter of 2020. Excluding these items, interest expense decreased as compared to the prior year period as our long-term debt balance was reduced through debt repayments, redemptions, and tender offers.
•The effective tax rate was an expense of 9.4% for the six months ended June 27, 2020 on pre-tax losses compared to an expense of 27.3% for the six months ended June 29, 2019 on pre-tax income. The change in our effective tax rate was primarily driven by an increase in unfavorable net discrete items, primarily related to non-deductible goodwill impairments (39.2%), which were partially offset by the favorable impact of establishing certain deferred tax assets for state tax deductions and the revaluation of our deferred tax balances due to changes in international tax laws. Prior year unfavorable impacts from net discrete items were primarily related to non-deductible goodwill impairments (10.5%), which were partially offset by a decrease in uncertain tax position reserves and the favorable impact of changes in estimates of certain 2018 U.S. income and deductions.

Adjusted EBITDA increased 6.0% to $3.2 billion for the six months ended June 27, 2020 compared to $3.0 billion for the six months ended June 29, 2019, despite the unfavorable impacts from divestitures (2.0 pp) and foreign currency (1.1 pp). Adjusted EBITDA growth was primarily driven by strong retail demand that was supported by consumer reaction to the COVID-19 pandemic as increases in the United States and International more than offset declines in Canada and higher general corporate expenses.
Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
	(in millions, except per share data)
Diluted EPS	$(1.35)	$0.37	(464.9)%	$(1.04)	$0.70	(248.6)%
Adjusted EPS(a)	0.80	0.78	2.6%	1.39	1.44	(3.5)%
(a) Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 27, 2020 Compared to the Three Months Ended June 29, 2019:
Diluted EPS decreased to a loss of $1.35 for the three months ended June 27, 2020 compared to earnings of $0.37 for the three months ended June 29, 2019 primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Diluted EPS	$(1.35)	$0.37	$(1.72)	(464.9)%
Integration and restructuring expenses	—	0.01	(0.01)
Unrealized losses/(gains) on commodity hedges	(0.02)	(0.01)	(0.01)
Impairment losses	2.16	0.41	1.75
Debt prepayment and extinguishment costs	0.07	—	0.07
U.S. Tax Reform discrete income tax expense/(benefit)	(0.06)	—	(0.06)
Adjusted EPS(a)	$0.80	$0.78	$0.02	2.6%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.14
Results of divested operations			(0.03)
Interest expense			(0.01)
Other expense/(income)			(0.04)
Effective tax rate			(0.04)
			$0.02
(a)  Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 2.6% to $0.80 for the three months ended June 27, 2020 compared to $0.78 for the three months ended June 29, 2019 primarily due to higher Adjusted EBITDA, which more than offset unfavorable changes in other expense/(income), higher taxes on adjusted earnings in the current period, and higher equity award compensation expense.

Six Months Ended June 27, 2020 Compared to the Six Months Ended June 29, 2019:
Diluted EPS decreased to a loss of $1.04 for the six months ended June 27, 2020 compared to earnings of $0.70 for the six months ended June 29, 2019 primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Six Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Diluted EPS	$(1.04)	$0.70	$(1.74)	(248.6)%
Integration and restructuring expenses	—	0.02	(0.02)
Deal costs	—	0.01	(0.01)
Unrealized losses/(gains) on commodity hedges	0.07	(0.02)	0.09
Impairment losses	2.35	0.89	1.46
Losses/(gains) on sale of business	—	(0.16)	0.16
Debt prepayment and extinguishment costs	0.07	—	0.07
U.S. Tax Reform discrete income tax expense/(benefit)	(0.06)	—	(0.06)
Adjusted EPS(a)	$1.39	$1.44	$(0.05)	(3.5)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.12
Results of divested operations			(0.04)
Other expense/(income)			(0.07)
Effective tax rate			(0.06)
			$(0.05)
(a)  Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 3.5% to $1.39 for the six months ended June 27, 2020 compared to $1.44 for the six months ended June 29, 2019 primarily due to unfavorable changes in other expense/(income), higher taxes on adjusted earnings in the current period, and higher equity award compensation expense, which more than offset higher Adjusted EBITDA.
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

Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in millions)
Net sales:
United States	$4,917	$4,533	$9,412	$8,757
International	1,305	1,313	2,606	2,598
Canada	426	560	787	1,010
Total net sales	$6,648	$6,406	$12,805	$12,365
Organic Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in millions)
Organic Net Sales(a):
United States	$4,917	$4,533	$9,412	$8,757
International	1,379	1,306	2,730	2,571
Canada	441	433	808	792
Total Organic Net Sales	$6,737	$6,272	$12,950	$12,120
(a)  Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three and six months ended June 27, 2020 compared to the three and six months ended June 29, 2019 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
United States	8.5%	0.0 pp	0.0 pp	8.5%	2.3 pp	6.2 pp
International	(0.7)%	(6.2) pp	0.0 pp	5.5%	2.6 pp	2.9 pp
Canada	(23.9)%	(2.8) pp	(23.1) pp	2.0%	1.3 pp	0.7 pp
Kraft Heinz	3.8%	(1.5) pp	(2.1) pp	7.4%	2.2 pp	5.2 pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Six Months Ended
United States	7.5%	0.0 pp	0.0 pp	7.5%	2.3 pp	5.2 pp
International	0.3%	(5.3) pp	(0.6) pp	6.2%	2.2 pp	4.0 pp
Canada	(22.1)%	(2.2) pp	(21.9) pp	2.0%	(2.3) pp	4.3 pp
Kraft Heinz	3.6%	(1.3) pp	(2.0) pp	6.9%	2.0 pp	4.9 pp

Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in millions)
Segment Adjusted EBITDA:
United States	$1,478	$1,257	$2,687	$2,396
International	275	267	520	505
Canada	110	143	165	264
General corporate expenses	(64)	(67)	(158)	(134)
Depreciation and amortization (excluding integration and restructuring expenses)	(247)	(253)	(490)	(487)
Integration and restructuring expenses	(4)	(14)	(4)	(41)
Deal costs	—	(5)	—	(13)
Unrealized gains/(losses) on commodity hedges	26	10	(117)	39
Impairment losses	(2,873)	(598)	(3,099)	(1,218)
Equity award compensation expense (excluding integration and restructuring expenses)	(40)	(6)	(73)	(15)
Operating income/(loss)	(1,339)	734	(569)	1,296
Interest expense	442	316	752	637
Other expense/(income)	(78)	(133)	(159)	(513)
Income/(loss) before income taxes	$(1,703)	$551	$(1,162)	$1,172
United States:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
	(in millions)			(in millions)
Net sales	$4,917	$4,533	8.5%	$9,412	$8,757	7.5%
Organic Net Sales(a)	4,917	4,533	8.5%	9,412	8,757	7.5%
Segment Adjusted EBITDA	1,478	1,257	17.6%	2,687	2,396	12.2%
(a)  Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 27, 2020 Compared to the Three Months Ended June 29, 2019:
Net sales and Organic Net Sales both increased 8.5% to $4.9 billion for the three months ended June 27, 2020 compared to $4.5 billion for the three months ended June 29, 2019, due to strong retail demand that was supported by consumer reaction to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (6.2 pp) and higher pricing (2.3 pp). Favorable volume/mix was primarily driven by consumption growth across nearly all retail categories and a partial restoration of retailer inventory levels versus the end of the first quarter of this year. This growth was partially offset by lower foodservice sales and lower shipments for refrigerated meal combinations. Higher pricing was primarily driven by reduced promotional activity versus the prior year, particularly in supply constrained categories.
Segment Adjusted EBITDA increased 17.6% to $1.5 billion for the three months ended June 27, 2020 compared to $1.3 billion for the three months ended June 29, 2019. This increase was primarily driven by strong retail demand that was supported by consumer reaction to the COVID-19 pandemic, as increased volume and favorable product and channel mix, pricing gains, and, to a lesser extent, lower packaging costs versus the year-ago period more than offset increased variable compensation expenses, investments in marketing, and higher operating costs related to COVID-19.
Six Months Ended June 27, 2020 Compared to the Six Months Ended June 29, 2019:
Net sales and Organic Net Sales both increased 7.5% to $9.4 billion for the six months ended June 27, 2020 compared to $8.8 billion for the six months ended June 29, 2019, due to strong retail demand that was supported by consumer reaction to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (5.2 pp) and higher pricing (2.3 pp). Favorable volume/mix was primarily driven by consumption growth across nearly all retail categories, most significantly in condiments and sauces, boxed dinners, and cheese. This growth was partially offset by lower foodservice sales. Higher pricing was primarily driven by reduced promotional activity versus the prior year, higher list prices, and increases to offset unfavorable key commodity costs, primarily in dairy.

Segment Adjusted EBITDA increased 12.2% to $2.7 billion for the six months ended June 27, 2020 compared to $2.4 billion for the six months ended June 29, 2019. This increase was primarily driven by strong retail demand that was supported by consumer reaction to the COVID-19 pandemic, as increased volume and favorable product and channel mix, pricing gains, and, to a lesser extent, lower packaging costs versus the year-ago period more than offset higher supply chain costs, increased variable compensation expenses, investments in marketing, and unfavorable changes in key commodity costs.
International:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
	(in millions)			(in millions)
Net sales	$1,305	$1,313	(0.7)%	$2,606	$2,598	0.3%
Organic Net Sales(a)	1,379	1,306	5.5%	2,730	2,571	6.2%
Segment Adjusted EBITDA	275	267	3.2%	520	505	2.8%
(a) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 27, 2020 Compared to the Three Months Ended June 29, 2019:
Net sales decreased 0.7% to $1.3 billion for the three months ended June 27, 2020 compared to $1.3 billion for the three months ended June 29, 2019, including the unfavorable impact of foreign currency (6.2 pp, including 0.5 pp from the devaluation of the Venezuelan bolivar). Organic Net Sales increased 5.5% to $1.4 billion for the three months ended June 27, 2020 compared to $1.3 billion for the three months ended June 29, 2019, due to strong retail demand that was supported by consumer reaction to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (2.9 pp) and higher pricing (2.6 pp). Favorable volume/mix was primarily driven by consumption-led growth in condiments and sauces and boxed dinners, as well as favorable changes in retail inventory levels. This growth more than offset a significant decline in foodservice-related sales and, to a lesser extent, infant nutrition shipments. Higher pricing was primarily driven by a lower level of promotional activity versus the prior year period, carryover pricing actions in select markets, and higher pricing to offset inflationary input costs in Brazil.
Segment Adjusted EBITDA increased 3.2% to $275 million for the three months ended June 27, 2020 compared to $267 million for the three months ended June 29, 2019. This increase was primarily driven by strong retail demand that was supported by consumer reaction to the COVID-19 pandemic, as Organic Net Sales growth more than offset unfavorable overhead costs, the unfavorable impact of foreign currency (5.7 pp, including 1.2 pp from the devaluation of the Venezuelan bolivar), and higher supply chain costs, including incremental costs to service demand.
Six Months Ended June 27, 2020 Compared to the Six Months Ended June 29, 2019:
Net sales increased 0.3% to $2.6 billion for the six months ended June 27, 2020 compared to $2.6 billion for the six months ended June 29, 2019, despite the unfavorable impacts of foreign currency (5.3 pp, including 0.5 pp from the devaluation of the Venezuelan bolivar) and divestitures (0.6 pp). Organic Net Sales increased 6.2% to $2.7 billion for the six months ended June 27, 2020 compared to $2.6 billion for the six months ended June 29, 2019, due to strong retail demand that was supported by consumer reaction to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (4.0 pp) and higher pricing (2.2 pp). Favorable volume/mix was primarily driven by consumption-led growth in condiments and sauces and boxed dinners, which more than offset a significant decline in foodservice-related sales. Higher pricing was primarily driven by increases in Latin America, the United Kingdom, and Australia.
Segment Adjusted EBITDA increased 2.8% to $520 million for the six months ended June 27, 2020 compared to $505 million for the six months ended June 29, 2019. This increase was primarily driven by strong retail demand that was supported by consumer reaction to the COVID-19 pandemic, as Organic Net Sales growth more than offset higher supply chain costs, including incremental costs to service demand, unfavorable overhead costs, and the unfavorable impact of foreign currency (5.3 pp, including 1.5 pp from the devaluation of the Venezuelan bolivar).
Canada:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
	(in millions)			(in millions)
Net sales	$426	$560	(23.9)%	$787	$1,010	(22.1)%
Organic Net Sales(a)	441	433	2.0%	808	792	2.0%
Segment Adjusted EBITDA	110	143	(23.2)%	165	264	(37.3)%
(a) Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended June 27, 2020 Compared to the Three Months Ended June 29, 2019:
Net sales decreased 23.9% to $426 million for the three months ended June 27, 2020 compared to $560 million for the three months ended June 29, 2019 primarily due to the unfavorable impacts of divestitures (23.1 pp) and foreign currency (2.8 pp). Organic Net Sales increased 2.0% to $441 million for the three months ended June 27, 2020 compared to $433 million for the three months ended June 29, 2019, due to strong retail demand that was supported by consumer reaction to the COVID-19 pandemic. Organic Net Sales growth was driven by higher pricing (1.3 pp) and favorable volume/mix (0.7 pp). Higher pricing was driven by prior year promotional activities that were not repeated, primarily in boxed dinners, and higher list prices. Favorable volume/mix was driven by consumption gains across all retail categories, which more than offset lower foodservice-related sales and the negative impact from exiting the McCafé licensing agreement.
Segment Adjusted EBITDA decreased 23.2% to $110 million for the three months ended June 27, 2020 compared to $143 million for the three months ended June 29, 2019, including the unfavorable impacts of divestitures (22.7 pp) and foreign currency (2.9 pp). Excluding the impact of these factors, Segment Adjusted EBITDA growth was primarily driven by strong retail demand that was supported by consumer reaction to the COVID-19 pandemic, as Organic Net Sales growth more than offset higher supply chain costs.
Six Months Ended June 27, 2020 Compared to the Six Months Ended June 29, 2019:
Net sales decreased 22.1% to $787 million for the six months ended June 27, 2020 compared to $1.0 billion for the six months ended June 29, 2019 primarily due to the unfavorable impacts of divestitures (21.9 pp) and foreign currency (2.2 pp). Organic Net Sales increased 2.0% to $808 million for the six months ended June 27, 2020 compared to $792 million for the six months ended June 29, 2019, due to strong retail demand that was supported by consumer reaction to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (4.3 pp), partially offset by lower pricing (2.3 pp). Favorable volume/mix was primarily driven by consumption gains across all retail categories, which more than offset lower foodservice-related sales and the negative impact from exiting the McCafé licensing agreement. Pricing was lower primarily due to decreased pricing in foodservice and condiments and sauces as well as unfavorable trade expense compared to the prior period.
Segment Adjusted EBITDA decreased 37.3% to $165 million for the six months ended June 27, 2020 compared to $264 million for the six months ended June 29, 2019, including the unfavorable impacts of divestitures (16.6 pp) and foreign currency (2.1 pp). Excluding the impact of these factors, the decrease was primarily due to higher supply chain costs, which more than offset strong retail demand that was supported by consumer reaction to the COVID-19 pandemic.
Liquidity and Capital Resources
In February 2020, Fitch and S&P downgraded our long-term credit rating from BBB- to BB+ with a stable outlook from Fitch and a negative outlook from S&P. These downgrades may adversely affect our ability to access the commercial paper market. In addition, we could experience an increase in interest costs as a result of the downgrades. These downgrades do not constitute a default or event of default under any of our debt instruments. Our ability to borrow under the Senior Credit Facility is not affected by the downgrades.
On March 12, 2020, we provided notice to our lenders to borrow the full available amount under our Senior Credit Facility so that a total of $4.0 billion was outstanding as of March 28, 2020. This action was a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic. We repaid the full $4.0 billion revolver draw during the second quarter of 2020.
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
Cash Flow Activity For the Six Months Ended June 27, 2020 Compared to the Six Months Ended June 29, 2019:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.2 billion for the six months ended June 27, 2020 compared to $1.3 billion for the six months ended June 29, 2019. This increase was primarily driven by favorable changes in Adjusted EBITDA, favorable changes in inventory, primarily due to reduced inventory levels as a result of COVID-19, reduced cash outflows resulting from decreased promotional activity versus the prior year period, the delayed timing of 2020 income tax payments as a result of COVID-19 governmental relief, and lower cash payments for employee bonuses in 2020 as compared to 2019. These impacts were partially offset by higher cash outflows in the current period for collateral postings related to our commodity derivative margin requirements which were driven by market volatility.

Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $237 million for the six months ended June 27, 2020 compared to $18 million for the six months ended June 29, 2019. This change was primarily driven by proceeds from our Heinz India Transaction received in 2019, partially offset by cash paid for the Primal Acquisition in 2019 and lower capital expenditures in 2020 compared to 2019. We expect 2020 capital expenditures to be approximately $750 million as compared to 2019 capital expenditures of $768 million. However, given the COVID-19 outbreak, our estimates of capital expenditures may be subject to change. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Heinz India Transaction and the Primal Acquisition.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $1.4 billion for the six months ended June 27, 2020 compared to $977 million for the six months ended June 29, 2019. This increase was primarily driven by higher repayments of long-term debt and debt prepayment and extinguishment costs, primarily related to the Tender Offer and Debt Redemptions, which were partially offset by higher proceeds from the issuance of long-term debt. See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information on the Tender Offer, Debt Redemptions, debt repayments, and long-term debt issuances.
Cash Held by International Subsidiaries:
Of the $2.8 billion cash and cash equivalents on our condensed consolidated balance sheet at June 27, 2020, $1.2 billion was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to our 2018, 2019, and 2020 accumulated earnings of certain international subsidiaries is approximately $20 million.
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. As of June 27, 2020 and December 28, 2019, we had recorded a deferred tax liability of approximately $20 million on approximately $300 million of historic earnings related to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $605 million at June 27, 2020 and $370 million at December 28, 2019.
Borrowing Arrangements:
We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at June 27, 2020, at December 28, 2019, or during the six months ended June 27, 2020. The maximum amount of commercial paper outstanding during the six months ended June 29, 2019 was $200 million.
We maintain our $4.0 billion Senior Credit Facility, and subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $1.0 billion. $4.0 billion was drawn on our Senior Credit Facility during the first quarter of 2020. We repaid the full $4.0 billion revolver draw during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at June 27, 2020, at December 28, 2019, or during the six months ended June 29, 2019.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants during the six months ended June 27, 2020.

Long-Term Debt:
Our long-term debt, including the current portion, was $28.9 billion at June 27, 2020 and $29.2 billion at December 28, 2019. This decrease was primarily related to the $2.1 billion aggregate principal amount of certain senior notes that were validly tendered in May 2020 in the Tender Offer, the $1.3 billion aggregate principal amount of senior notes redeemed in June 2020 in the Debt Redemptions, and the $405 million aggregate principal amount of senior notes that were repaid at maturity in February 2020. These decreases to long-term debt were partially offset by the $3.5 billion issuance of the 2020 Notes in May 2020. We used the proceeds from the issuance of the 2020 Notes to fund the Tender Offer and to pay fees and expenses in connection therewith, and to fund the Debt Redemptions.
As a result of the issuance of the 2020 Notes and the settlement of the Tender Offers and the Debt Redemptions in the second quarter of 2020, we extinguished aggregate principal amounts of senior notes of approximately $539 million that were due to mature in February 2021 and approximately $300 million that were due to mature in June 2021.
We repaid aggregate principal amounts of senior notes due of approximately $200 million on July 2, 2020 and approximately 500 million Canadian dollars on July 6, 2020. We have aggregate principal amount of senior notes of approximately $111 million maturing in February 2021. We expect to fund this long-term debt repayment primarily with cash on hand and cash generated from our operating activities.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants during the six months ended June 27, 2020.
See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity in 2020 and 2019 and Note 18, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our borrowing arrangements and long-term debt.
Supplemental Guarantor Information:
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for certain debt securities, with an effective date of January 4, 2021 and early adoption permitted. We have chosen to voluntarily comply with the amended rules effective for the quarterly period ended June 27, 2020.
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by KHFC, our 100% owned operating subsidiary (the “Guarantee”). See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, and Note 18, Debt, to our consolidated financial statements for the year ended December 28, 2019 in our Annual Report on Form 10-K for additional descriptions of these guarantees.
The payment of the principal, premium, and interest on the KHFC Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by the Parent Guarantor, pursuant to the terms and conditions of the applicable indenture. None of the Parent Guarantor’s subsidiaries guarantee the KHFC Senior Notes.
The Guarantee is the Parent Guarantor’s senior unsecured obligation and is: (i) pari passu in right of payment with all of the Parent Guarantor’s existing and future senior indebtedness; (ii) senior in right of payment to all of the Parent Guarantor’s future subordinated indebtedness; (iii) effectively subordinated to all of the Parent Guarantor’s existing and future secured indebtedness to the extent of the value of the assets secured by that indebtedness; and (iv) effectively subordinated to all existing and future indebtedness and other liabilities of the Parent Guarantor’s subsidiaries.

The KHFC Senior Notes are obligations exclusively of KHFC and the Parent Guarantor and not of any of the Parent Guarantor’s other subsidiaries. Substantially all of the Parent Guarantor’s operations are conducted through its subsidiaries. The Parent Guarantor’s other subsidiaries are separate legal entities that have no obligation to pay any amounts due under the KHFC Senior Notes or to make any funds available therefor, whether by dividends, loans, or other payments. Except to the extent the Parent Guarantor is a creditor with recognized claims against its subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of its subsidiaries will have priority with respect to the assets of such subsidiaries over its claims (and therefore the claims of its creditors, including holders of the KHFC Senior Notes). Consequently, the KHFC Senior Notes are structurally subordinated to all liabilities of the Parent Guarantor’s subsidiaries and any subsidiaries that it may in the future acquire or establish. The obligations of the Parent Guarantor will terminate and be of no further force or effect in the following circumstances: (i) (a) KHFC’s exercise of its legal defeasance option or, except in the case of a guarantee of any direct or indirect parent of KHFC, covenant defeasance option in accordance with the applicable indenture, or KHFC’s obligations under the applicable indenture have been discharged in accordance with the terms of the applicable indenture or (b) as specified in a supplemental indenture to the applicable indenture; and (ii) the Parent Guarantor has delivered to the trustee an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable indenture have been complied with. The Guarantee is limited by its terms to an amount not to exceed the maximum amount that can be guaranteed by the Parent Guarantor without rendering the Guarantee voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally.
The following tables present summarized financial information for the Parent Guarantor and KHFC (as subsidiary issuer of the KHFC Senior Notes) (together, the “Obligor Group”), on a combined basis after the elimination of all intercompany balances and transactions between the Parent Guarantor and subsidiary issuer and investments in any subsidiary that is a non-guarantor.
Summarized Statement of Income

For the Six Months Ended
June 27, 2020
Net sales	$8,889
Gross profit(a)	3,130
Intercompany service fees and other recharges	1,926
Operating income/(loss)	711
Equity in earnings/(losses) of subsidiaries	(1,283)
Net income/(loss)	(1,273)
Net income/(loss) attributable to common shareholders	(1,273)
(a) For the six months ended June 27, 2020, the Obligor Group recorded $206 million of net sales to the non-guarantor subsidiaries and $21 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	June 27, 2020	December 28, 2019
ASSETS
Current assets	$5,327	$5,261
Current assets due from affiliates(a)	2,559	2,032
Non-current assets	5,438	5,270
Goodwill	11,066	11,066
Intangible assets, net	2,792	2,860
Non-current assets due from affiliates(b)	207	207
LIABILITIES
Current liabilities	$4,591	$3,963
Current liabilities due to affiliates(a)	5,198	5,438
Non-current liabilities	29,979	30,164
Non-current liabilities due to affiliates(b)	2,000	2,000
(a) Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b) Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.

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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the six months ended June 27, 2020, we experienced cost increases for dairy and meat, while costs for nuts and coffee decreased. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on how we manage commodity costs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the second quarter of 2020, we completed the Tender Offer and the Debt Redemptions which reduced our long-term debt maturing between 2021 and 2025. We also issued the 2020 Notes which mature between 2027 and 2050. See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information. There were no other material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.
Equity and Dividends
We paid common stock dividends of $977 million for the six months ended June 27, 2020 and $976 million for the six months ended June 29, 2019. Additionally, on July 30, 2020, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on September 25, 2020 to shareholders of record on August 28, 2020.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of our consolidated financial statements for the year ended December 28, 2019 in our Annual Report on Form 10-K. See Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for updates to our significant accounting policies during the six months ended June 27, 2020.
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
Goodwill and Intangible Assets:
As of June 27, 2020, we maintain 15 reporting units, 9 of which comprise our goodwill balance. These 9 reporting units had an aggregate carrying amount of $33.3 billion as of June 27, 2020. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $42.1 billion as of June 27, 2020.
We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units not to exceed to the associated carrying amount of goodwill.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including as a result of updates to our global five-year operating plan, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to the impairment of one or more of our reporting units or brands in the future.
During the second quarter of 2020, the COVID-19 pandemic has continued to produce a short-term beneficial financial impact for our consolidated results. Retail sales have increased due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged shelter in place mandates limiting access to away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our U.S. Foodservice and Canada Foodservice reporting units are the most exposed of our reporting units to the long-term impacts to away-from-home establishments. These two reporting units were both impaired during our most recent annual impairment test, reflecting our best estimate at the present time of the future outlook and risks of these businesses, and maintain an aggregate remaining goodwill carrying amount of approximately $3.4 billion. A number of factors could result in further future impairments of our foodservice reporting units, including but not limited to: continued mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
As we consider the ongoing impact of the COVID-19 pandemic with regard to our indefinite-lived intangible assets, a number of factors could have a future adverse impact on our brands, including changes in consumer and consumption trends in both the short and long term, the extent of continued government mandates to shelter in place, total number of restaurant closures, economic declines, and reductions in consumer discretionary income. We have seen an increase in our retail business in the short-term that has more than offset declines in our foodservice business over the same period. Our brands are generally common across both the retail and foodservice businesses and the fair value of our brands are subject to a similar mix of positive and negative factors. Given the evolving nature and uncertainty driven by COVID-19 pandemic, we will continue to evaluate the impact on our brands.
As detailed in Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill in the current year and goodwill and indefinite-lived intangible assets in the prior year. Our reporting units and brands that were impaired in 2019 and 2020 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2020 annual impairment test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $30.4 billion as of the 2020 impairment test date and included: U.S. Grocery, U.S. Refrigerated, U.S. Foodservice, Canada Retail, Canada Foodservice, and Puerto Rico. The Northern Europe reporting unit had a fair value over carrying amount between 10-20% and a goodwill carrying amount of $1.6 billion as of the 2020 annual impairment test date. The Continental Europe reporting unit had a fair value over carrying amount between 20-50% and a goodwill carrying amount of $931 million as of the 2020 annual impairment test date. The Asia reporting unit had a fair value over carrying amount in excess of 50% and a goodwill carrying amount of $317 million as of the 2020 annual impairment test date. Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $21.8 billion as of the 2020 annual impairment test date and included: Kraft, Oscar Mayer, Velveeta, Miracle Whip, Planters, Maxwell House, Cool Whip, Classico, ABC, Plasmon, and Wattie’s (each of these brands had a fair value over carrying amount of less than 1% due to impairments recorded in the current and recent prior years). Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $4.1 billion as of the 2020 annual impairment test date and included Lunchables, A1, Ore-Ida, Stove Top, Jet Puffed, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.9 billion as of the 2020 annual impairment test date. Although the remaining brands, with a carrying value of $9.3 billion, have more than 50% excess fair value over carrying amount as of the 2020 annual impairment test date, these amounts are also associated with the acquisition of H.J. Heinz Company in 2013 and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 10% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the 2020 annual impairment test date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$30.4	6.5%	7.0%	0.5%	1.5%
Brands (excess earnings method)	16.3	7.0%	7.8%	0.8%	1.5%
Brands (relief from royalty method)	5.5	7.1%	9.0%	0.5%	4.0%	5.0%	20.0%
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our brands with 10-20% excess fair value over carry amount, as well as the brand carrying amounts, as of the 2020 annual impairment test date for each brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$1.6	7.0%	7.0%	1.5%	1.5%
Brands (excess earnings method)	1.4	7.5%	7.5%	1.0%	1.0%
Brands (relief from royalty method)	2.7	7.0%	8.0%	1.5%	3.0%	1.0%	20.0%
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

If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 10% or less excess fair value over carrying amount, as of the 2020 annual impairment test date for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(5.8)	$7.0	$3.0	$(2.7)
Brands (excess earnings method)	(1.1)	1.3	0.5	(0.5)
Brands (relief from royalty method)	(0.3)	0.4	0.2	(0.2)	$0.4	$(0.5)
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 10-20% excess fair value over carrying amount, as of the 2020 annual impairment test date for each of these brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point				100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	(0.4)	0.5	0.2	(0.2)
Brands (excess earnings method)	(0.1)	0.1	—	—
Brands (relief from royalty method)	(0.2)	0.3	0.1	(0.1)	$0.3	$(0.3)
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended June 27, 2020
United States	$4,917	$—	$—	$4,917
International	1,305	(74)	—	1,379
Canada	426	(15)	—	441
Kraft Heinz	$6,648	$(89)	$—	$6,737

Three Months Ended June 29, 2019
United States	$4,533	$—	$—	$4,533
International	1,313	7	—	1,306
Canada	560	—	127	433
Kraft Heinz	$6,406	$7	$127	$6,272

Year-over-year growth rates
United States	8.5%	0.0 pp	0.0 pp	8.5%	2.3 pp	6.2 pp
International	(0.7)%	(6.2) pp	0.0 pp	5.5%	2.6 pp	2.9 pp
Canada	(23.9)%	(2.8) pp	(23.1) pp	2.0%	1.3 pp	0.7 pp
Kraft Heinz	3.8%	(1.5) pp	(2.1) pp	7.4%	2.2 pp	5.2 pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Six Months Ended June 27, 2020
United States	$9,412	$—	$—	$9,412
International	2,606	(124)	—	2,730
Canada	787	(21)	—	808
Kraft Heinz	$12,805	$(145)	$—	$12,950

Six Months Ended June 29, 2019
United States	$8,757	$—	$—	$8,757
International	2,598	14	13	2,571
Canada	1,010	—	218	792
Kraft Heinz	$12,365	$14	$231	$12,120

Year-over-year growth rates
United States	7.5%	0.0 pp	0.0 pp	7.5%	2.3 pp	5.2 pp
International	0.3%	(5.3) pp	(0.6) pp	6.2%	2.2 pp	4.0 pp
Canada	(22.1)%	(2.2) pp	(21.9) pp	2.0%	(2.3) pp	4.3 pp
Kraft Heinz	3.6%	(1.3) pp	(2.0) pp	6.9%	2.0 pp	4.9 pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income/(loss)	$(1,652)	$448	$(1,271)	$852
Interest expense	442	316	752	637
Other expense/(income)	(78)	(133)	(159)	(513)
Provision for/(benefit from) income taxes	(51)	103	109	320
Operating income/(loss)	(1,339)	734	(569)	1,296
Depreciation and amortization (excluding integration and restructuring expenses)	247	253	490	487
Integration and restructuring expenses	4	14	4	41
Deal costs	—	5	—	13
Unrealized losses/(gains) on commodity hedges	(26)	(10)	117	(39)
Impairment losses	2,873	598	3,099	1,218
Equity award compensation expense (excluding integration and restructuring expenses)	40	6	73	15
Adjusted EBITDA	$1,799	$1,600	$3,214	$3,031

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Diluted EPS	$(1.35)	$0.37	$(1.04)	$0.70
Integration and restructuring expenses(a)	—	0.01	—	0.02
Deal costs(b)	—	—	—	0.01
Unrealized losses/(gains) on commodity hedges(c)	(0.02)	(0.01)	0.07	(0.02)
Impairment losses(d)	2.16	0.41	2.35	0.89
Losses/(gains) on sale of business(e)	—	—	—	(0.16)
Debt prepayment and extinguishment costs(f)	0.07	—	0.07	—
U.S. Tax Reform discrete income tax expense/(benefit)(g)	(0.06)	—	(0.06)	—
Adjusted EPS	$0.80	$0.78	$1.39	$1.44
(a) Gross expenses included in integration and restructuring expenses were $4 million ($3 million after-tax) for the three and six months ended June 27, 2020 and $14 million ($8 million after-tax) for the three months and $41 million ($29 million after-tax) for the six months ended June 29, 2019 and were recorded in the following income statement line items:
•Cost of products sold included income of $2 million for three months and $1 million the six months ended June 27, 2020 and expenses of $6 million for the three months and $15 million for the six months ended June 29, 2019; and
•SG&A included expenses of $6 million for three months and $5 million for the six months ended June 27, 2020 and $8 million for the three months and $26 million for the six months ended June 29, 2019.
(b) Gross expenses included in deal costs were $5 million ($5 million after-tax) for the three months and $13 million ($11 million after-tax) for the six months ended June 29, 2019 and were recorded in SG&A.
(c) Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $26 million ($19 million after-tax) for the three months and expenses of $117 million ($89 million after-tax) for the six months ended June 27, 2020 and income of $10 million ($8 million after-tax) for the three months and $39 million ($29 million after-tax) for the six months ended June 29, 2019 and were recorded in cost of products sold.
(d) Gross impairment losses, which were recorded in SG&A, included the following:
•Goodwill impairment losses of $1.8 billion ($1.8 billion after-tax) for the three months and $2.0 billion ($2.0 billion after-tax) for the six months ended June 27, 2020 and $124 million ($123 million after-tax) for the three months and $744 million ($717 million after-tax) for the six months ended June 29, 2019; and
•Intangible asset impairment losses of $1.1 billion ($829 million after-tax) for the three and six months ended June 27, 2020 and $474 million ($374 million after-tax) for the three and six months ended June 29, 2019.
(e) Gross expenses/(income) included in losses/(gains) on sale of business were losses of $2 million ($2 million after-tax) for the six months ended June 27, 2020 and were income of $246 million ($190 million after-tax) for the six months ended June 29, 2019 and were recorded in other expense/(income).
(f) Gross expenses included in debt prepayment and extinguishment costs were $109 million ($82 million after-tax) for the three and six months ended June 27, 2020 and were recorded in interest expense.
(g) U.S. Tax Reform discrete income tax expense/(benefit) was a benefit of $81 million ($81 million after-tax) for the three and six months ended June 27, 2020. The benefit primarily relates to the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform and subsequent clarification or interpretation of state tax laws.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impact of COVID-19; operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers, suppliers, and other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or product liability claims; unanticipated business disruptions; our ability to identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; our ability to successfully execute our strategic initiatives; the impacts of our international operations; economic and political conditions in the United States and in various other nations where we do business; changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly-skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; impacts of natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; our ownership structure; our indebtedness and ability to pay such indebtedness, as well as our ability to comply with covenants under our debt instruments; our liquidity, capital resources, and capital expenditures, as well as our ability to raise capital; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; increased pension, labor and people-related expenses; compliance with laws, regulations, and related interpretations and related legal claims or other regulatory enforcement actions, including additional risks and uncertainties related to any potential actions resulting from the Securities and Exchange Commission’s ongoing investigation, as well as potential additional subpoenas, litigation, and regulatory proceedings; potential future material weaknesses in our internal control over financial reporting or other deficiencies or our failure to maintain an effective system of internal controls; our failure to prepare and timely file our periodic reports; our ability to protect intellectual property rights; tax law changes or interpretations; the impact of future sales of our common stock in the public markets; our ability to continue to pay a regular dividend and the amounts of any such dividends; volatility of capital markets and other macroeconomic factors; a downgrade in our credit rating; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 28, 2019 and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the six months ended June 27, 2020. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 27, 2020, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Remediation of Previously Reported Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the period ended December 28, 2019, we identified a material weakness in the risk assessment component of internal control as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. This material weakness resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 29, 2018.
Due to the actions taken by the Company to implement new or enhance existing controls and procedures, management has concluded that this material weakness has been remediated as of June 27, 2020. The actions we took to remediate this material weakness were as follows:
•Performance Targets—We have identified and implemented several performance-based target enhancements as follows: (i) implemented checkpoints to evaluate significant changes in the environment that could adversely impact the attainability of management goals and targets; (ii) reassessed and adjusted the overall balance of performance measures provided to employees to help drive challenging but attainable targets; (iii) enhanced our training and overall communication specific to the enhanced Management by Objective (“MBO”) process, including, but not limited to, a focus on the process to request relief from previously established MBOs, to help ensure all eligible employees are aware of and understand the overall MBO waiver and relief process; and (iv) reassessed certain employees’ key performance indicators.
•Overall Communications—We have reinforced and will continue to reinforce the importance of adherence to internal controls and company policies and procedures through formal communications, town hall meetings, and other employee trainings and will continue to communicate as appropriate.
We also considered the recent rapidly changing external global environment and evaluated the design of our internal controls to ensure we responded appropriately to the changes in our business environment.
We concluded that the new or enhanced controls and procedures implemented above directly address the risk of misstatement due to changes in our business environment.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The outbreak of the novel coronavirus COVID-19 could negatively impact our business and results of operations.
In December 2019, an outbreak of illness caused by a novel coronavirus called COVID-19 (“COVID-19”) was identified in Wuhan, China. On January 31, 2020, the United States declared a public health emergency related to the novel coronavirus and on March 11, 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. The continued spread of COVID-19 throughout the United States and the international community has had, and could continue to have, a negative impact on financial markets, on economic conditions, and on portions of our business. COVID-19 could negatively impact our business and results of operations in a number of ways, including, but not limited to, the following:
•a shutdown of one or more of our manufacturing facilities due to illness could significantly disrupt our production capabilities;
•a significant portion of our workforce could become unable to work, including as a result of illness or government restrictions;
•a decrease in demand for away-from-home establishments, resulting from government restrictions and social distancing measures, may adversely affect our foodservice operations;
•an impairment in the carrying value of goodwill or intangible assets or a change in the useful life of definite-lived intangible assets has occurred and may again occur if there are sustained changes in consumer purchasing behaviors, government restrictions, or financial results (e.g. there may be a heightened risk of impairment in our foodservice reporting units if there is a sustained decrease in demand in away-from-home establishments);
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
•a change in demand resulting from restrictions on social interactions has and could continue to affect customers and consumers plans to purchase our products;
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

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team and resources could be diverted.
The potential effects of COVID-19 also could heighten the risks we face related to the risk factors disclosed in Part 1, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 28, 2019, including, but not limited to changes in our relationships with significant customers, suppliers, and other business relationships; our ability to leverage our brand value to compete against private label products; unanticipated business disruptions; the impacts of our international operations; economic and political conditions in the United States and in various other nations where we do business; changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly-skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; impacts of natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; our ownership structure; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; increased pension, labor and people-related expenses; an inability to remediate the material weaknesses in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; volatility of capital markets and other macroeconomic factors. As COVID-19 and its impacts are unprecedented and continuously evolving, the potential impacts to our risk factors that are further described in our Annual Report on Form 10-K for the year ended December 28, 2019, remain uncertain. As a result, COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended June 27, 2020 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/29/2020 - 5/2/2020	144,520	$29.16	—	$—
5/3/2020 - 5/30/2020	1,609,590	30.58	—	—
5/31/2020 - 6/27/2020	230,309	32.48	—	—
Total	1,984,419		—
(a) Composed of the following types of share repurchase activity, when they occur: (1) shares repurchased in connection with the exercise of stock options (including periodic repurchases using option exercise proceeds), (2) shares withheld for tax liabilities associated with the vesting of RSUs, and (3) shares repurchased related to employee benefit programs (including our annual bonus swap program) or to offset the dilutive effect of equity issuances.
(b) We do not have any publicly-announced share repurchase plans or programs.

Item 6. Exhibits.

Exhibit No.	Descriptions
4.1
Ninth Supplemental Indenture, dated as of May 18, 2020, governing the 3.875% senior notes due 2027, the 4.250% senior notes due 2031 and the 5.500% senior notes due 2050, by and among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on May 18, 2020).

4.2	Form of Note (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on May 18, 2020).
4.3
Registration Rights Agreement, dated as of May 18, 2020, by and among Kraft Heinz Foods Company, a Pennsylvania limited liability company, The Kraft Heinz Company, a Delaware corporation, as guarantor, and J.P. Morgan Securities LLC, as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 1-37482), filed on May 18, 2020).

10.1	The Kraft Heinz Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-238073), filed on May 7, 2020).
10.2	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement.
10.3	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice.
10.4	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.
10.5	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bands B02-B09.
10.6	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement.
22.1	List of Guarantor Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.
104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	July 31, 2020
		By:	/s/ Paulo Basilio
Paulo Basilio
Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	July 31, 2020
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)