Form 10-Q
period 2020-09-26
Kraft Heinz Co
filed 2020-10-30
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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

As of October 24, 2020, there were 1,222,623,168 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$6,441	$6,076	$19,246	$18,441
Cost of products sold	4,097	4,129	12,592	12,401
Gross profit	2,344	1,947	6,654	6,040
Selling, general and administrative expenses, excluding impairment losses	897	762	2,677	2,341
Goodwill impairment losses	300	—	2,343	744
Intangible asset impairment losses	—	5	1,056	479
Selling, general and administrative expenses	1,197	767	6,076	3,564
Operating income/(loss)	1,147	1,180	578	2,476
Interest expense	314	398	1,066	1,035
Other expense/(income)	(73)	(380)	(232)	(893)
Income/(loss) before income taxes	906	1,162	(256)	2,334
Provision for/(benefit from) income taxes	308	264	417	584
Net income/(loss)	598	898	(673)	1,750
Net income/(loss) attributable to noncontrolling interest	1	(1)	3	(3)
Net income/(loss) attributable to common shareholders	$597	$899	$(676)	$1,753
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.49	$0.74	$(0.55)	$1.44
Diluted earnings/(loss)	0.49	0.74	(0.55)	1.43
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income/(loss)	$598	$898	$(673)	$1,750
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	289	(407)	(315)	(257)
Net deferred gains/(losses) on net investment hedges	(200)	151	(51)	147
Amounts excluded from the effectiveness assessment of net investment hedges	5	6	21	16
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(3)	(6)	(14)	(10)
Net deferred gains/(losses) on cash flow hedges	17	50	153	24
Amounts excluded from the effectiveness assessment of cash flow hedges	6	8	18	21
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(29)	(50)	(90)	(55)
Net actuarial gains/(losses) arising during the period	(22)	(9)	(22)	(14)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(29)	(59)	(78)	(176)
Total other comprehensive income/(loss)	34	(316)	(378)	(304)
Total comprehensive income/(loss)	632	582	(1,051)	1,446
Comprehensive income/(loss) attributable to noncontrolling interest	(3)	2	(3)	12
Comprehensive income/(loss) attributable to common shareholders	$635	$580	$(1,048)	$1,434
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	September 26, 2020	December 28, 2019
ASSETS
Cash and cash equivalents	$2,720	$2,279
Trade receivables (net of allowances of $57 at September 26, 2020 and $33 at December 28, 2019)	1,979	1,973
Inventories	2,661	2,721
Prepaid expenses	382	384
Other current assets	401	618
Assets held for sale	1,922	122
Total current assets	10,065	8,097
Property, plant and equipment, net	6,558	7,055
Goodwill	32,861	35,546
Intangible assets, net	46,418	48,652
Other non-current assets	2,220	2,100
TOTAL ASSETS	$98,122	$101,450
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$6	$6
Current portion of long-term debt	529	1,022
Trade payables	4,052	4,003
Accrued marketing	1,001	647
Interest payable	333	384
Other current liabilities	1,755	1,804
Liabilities held for sale	18	9
Total current liabilities	7,694	7,875
Long-term debt	27,882	28,216
Deferred income taxes	11,461	11,878
Accrued postemployment costs	250	273
Other non-current liabilities	1,496	1,459
TOTAL LIABILITIES	48,783	49,701
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interest	(2)	—
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,228 shares issued and 1,223 shares outstanding at September 26, 2020; 1,224 shares issued and 1,221 shares outstanding at December 28, 2019)	12	12
Additional paid-in capital	55,544	56,828
Retained earnings/(deficit)	(3,739)	(3,060)
Accumulated other comprehensive income/(losses)	(2,258)	(1,886)
Treasury stock, at cost (5 shares at September 26, 2020 and 3 shares at December 28, 2019)	(341)	(271)
Total shareholders' equity	49,218	51,623
Noncontrolling interest	123	126
TOTAL EQUITY	49,341	51,749
TOTAL LIABILITIES AND EQUITY	$98,122	$101,450
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2019	$12	$56,828	$(3,060)	$(1,886)	$(271)	$126	$51,749
Net income/(loss) excluding redeemable noncontrolling interest	—	—	378	—	—	3	381
Other comprehensive income/(loss)	—	—	—	(540)	—	(14)	(554)
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	42	(4)	—	2	—	40
Balance at March 28, 2020	12	56,378	(2,686)	(2,426)	(269)	115	51,124
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(1,651)	—	—	(1)	(1,652)
Other comprehensive income/(loss)	—	—	—	130	—	12	142
Dividends declared-common stock ($0.40 per share)	—	(493)	—	—	—	—	(493)
Exercise of stock options, issuance of other stock awards, and other	—	105	1	—	(61)	—	45
Balance at June 27, 2020	12	55,990	(4,336)	(2,296)	(330)	126	49,166
Net income/(loss) excluding redeemable noncontrolling interest	—	—	597	—	—	1	598
Other comprehensive income/(loss)	—	—	—	38	—	(4)	34
Dividends declared-common stock ($0.40 per share)	—	(494)	—	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, and other	—	48	—	—	(11)	—	37
Balance at September 26, 2020	$12	$55,544	$(3,739)	$(2,258)	$(341)	$123	$49,341

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 29, 2018	$12	$58,723	$(4,853)	$(1,943)	$(282)	$118	$51,775
Net income/(loss) excluding redeemable noncontrolling interest	—	—	405	—	—	—	405
Other comprehensive income/(loss)	—	—	—	123	—	12	135
Dividends declared-common stock ($0.40 per share)	—	(488)	—	—	—	—	(488)
Cumulative effect of accounting standards adopted in the period	—	—	(136)	136	—	—	—
Exercise of stock options, issuance of other stock awards, and other	—	17	(2)	—	(9)	—	6
Balance at March 30, 2019	12	58,252	(4,586)	(1,684)	(291)	130	51,833
Net income/(loss) excluding redeemable noncontrolling interest	—	—	449	—	—	—	449
Other comprehensive income/(loss)	—	—	—	(123)	—	—	(123)
Dividends declared-common stock ($0.40 per share)	—	(488)	—	—	—	—	(488)
Exercise of stock options, issuance of other stock awards, and other	—	5	(3)	—	—	2	4
Balance at June 29, 2019	12	57,769	(4,140)	(1,807)	(291)	132	51,675
Net income/(loss) excluding redeemable noncontrolling interest	—	—	899	—	—	(5)	894
Other comprehensive income/(loss)	—	—	—	(319)	—	3	(316)
Dividends declared-common stock ($0.40 per share)	—	(491)	—	—	—	—	(491)
Exercise of stock options, issuance of other stock awards, and other	—	15	—	—	26	1	42
Balance at September 28, 2019	$12	$57,293	$(3,241)	$(2,126)	$(265)	$131	$51,804
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 26, 2020	September 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(673)	$1,750
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	722	737
Amortization of postretirement benefit plans prior service costs/(credits)	(92)	(229)
Equity award compensation expense	114	26
Deferred income tax provision/(benefit)	(343)	(140)
Postemployment benefit plan contributions	(20)	(23)
Goodwill and intangible asset impairment losses	3,399	1,223
Nonmonetary currency devaluation	6	10
Loss/(gain) on sale of business	2	(490)
Other items, net	143	(34)
Changes in current assets and liabilities:
Trade receivables	(6)	138
Inventories	(455)	(637)
Accounts payable	62	113
Other current assets	(15)	(73)
Other current liabilities	482	(381)
Net cash provided by/(used for) operating activities	3,326	1,990
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(397)	(581)
Payments to acquire business, net of cash acquired	—	(199)
Proceeds from sale of business, net of cash disposed	—	1,875
Other investing activities, net	35	16
Net cash provided by/(used for) investing activities	(362)	1,111
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(4,395)	(3,272)
Proceeds from issuance of long-term debt	3,500	2,967
Debt prepayment and extinguishment costs	(101)	(91)
Proceeds from revolving credit facility	4,000	—
Repayments of revolving credit facility	(4,000)	—
Proceeds from issuance of commercial paper	—	377
Repayments of commercial paper	—	(377)
Dividends paid	(1,467)	(1,464)
Other financing activities, net	(46)	(21)
Net cash provided by/(used for) financing activities	(2,509)	(1,881)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14)	(40)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	441	1,180
Balance at beginning of period	2,280	1,136
Balance at end of period	$2,721	$2,316
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
Considerations Related to the Novel Coronavirus
In December 2019, an outbreak of illness caused by a novel coronavirus called COVID-19 (“COVID-19”) was identified in Wuhan, China. On January 31, 2020, the United States declared a public health emergency related to COVID-19 and, on March 11, 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. In an attempt to minimize transmission of COVID-19, significant social and economic restrictions have been imposed in the United States and abroad. Though various areas have begun relaxing such precautions, varying levels of restrictions remain in many places and may be increased. These restrictions, while necessary and important for public health, have negative and positive implications for portions of our business and the U.S. and global economies. In the preparation of these financial statements and related disclosures we have assessed the impact that COVID-19 has had on our estimates, assumptions, forecasts, and accounting policies and made additional disclosures, as necessary. As COVID-19 and its impacts are unprecedented and ever evolving, future events and effects related to the pandemic cannot be determined with precision and actual results could significantly differ from estimates or forecasts.
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
Held for Sale
At September 26, 2020, we classified certain assets and liabilities as held for sale in our condensed consolidated balance sheet, primarily relating to the divestiture of certain of the Company’s cheese businesses, businesses in our International segment, and certain manufacturing equipment and land use rights across the globe. At December 28, 2019, the assets and liabilities identified as held for sale in our condensed consolidated balance sheet primarily related to businesses in our International segment, as well as certain manufacturing equipment and land use rights across the globe. See Note 4, Acquisitions and Divestitures, for additional information.
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
Cash and Cash Equivalents:
Cash equivalents include demand deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the consolidated balance sheets.
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
Simplifying the Accounting for Income Taxes:
In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU will be effective beginning in the first quarter of 2021. We do not expect this guidance to have a significant impact on our financial statements and related disclosures.
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
Deal Costs:
Related to our acquisitions, we incurred aggregate deal costs of $2 million for the nine months ended September 28, 2019. We recognized these deal costs in SG&A. There were no deal costs related to acquisitions for the three months ended September 28, 2019 or the three and nine months ended September 26, 2020.
Divestitures
Cheese Transaction:
In September 2020, we entered into a definitive agreement with an affiliate of Groupe Lactalis (“Lactalis”) to sell certain assets in our global cheese business, as well as to license certain trademarks, for total consideration of approximately $3.3 billion, including approximately $3.2 billion of cash consideration and approximately $75 million related to a perpetual license for the Cracker Barrel brand that Lactalis will grant to us for certain products (the “Cheese Transaction”). The Cheese Transaction has two primary components. The first component relates to the perpetual licenses for the Kraft and Velveeta brands that we will grant to Lactalis for certain cheese products (the “Kraft and Velveeta Licenses”). The second component relates to the net assets to be transferred to Lactalis (the “Disposal Group”), for which we recorded a $300 million impairment loss for the three and nine months ended September 26, 2020. We discuss the considerations related to each of these components in more detail below.

Of the $3.3 billion total consideration, approximately $1.5 billion was attributed to the Kraft and Velveeta Licenses based on the estimated fair value of the licensed portion of each brand. Lactalis will have rights to the Kraft and Velveeta brands in association with the manufacturing, distribution, marketing, and sale of certain cheese products in certain countries. Lactalis will also receive the rights to certain know-how in manufacturing the authorized cheese products. The license income will be recognized in the future as a reduction to SG&A, as it does not constitute our ongoing major or central operations.
The remaining $1.8 billion of consideration was attributed to the Disposal Group. The net assets in the Disposal Group are associated with our natural, grated, cultured, and specialty cheese businesses in the U.S., our grated cheese business in Canada, and our grated, processed, and natural cheese businesses outside the U.S. and Canada. The Disposal Group includes our global intellectual property rights to several brands, including, among others, Cracker Barrel, Breakstone’s, Knudsen, Athenos, Polly-O, and Hoffman’s, along with the Cheez Whiz brand in the majority of the countries outside of the U.S. and Canada. The Disposal Group also includes certain inventories, three manufacturing facilities and one distribution center in the U.S., and certain other manufacturing equipment.
Included in the consideration attributed to the Disposal Group is the perpetual license that Lactalis will grant to us for the Cracker Barrel brand for certain products, including macaroni and cheese. We determined that the Cracker Barrel license will be recognized on our consolidated balance sheet as an intangible asset upon closing of the Cheese Transaction, and increased the total consideration by approximately $75 million as noted above, which was the estimated fair value of the licensed portion of the Cracker Barrel brand.
In the third quarter of 2020, we determined that the Disposal Group met the held for sale criteria. Accordingly, we have presented the assets and liabilities of the Disposal Group as held for sale on the condensed consolidated balance sheet at September 26, 2020. As of September 15, 2020, the date the Disposal Group was determined to be held for sale, we tested the individual assets included within the Disposal Group for impairment. The net assets of the Disposal Group had an aggregate carrying amount above their $1.8 billion estimated fair value. We determined that the goodwill within the Disposal Group was partially impaired. Accordingly, we recorded a non-cash impairment loss of $300 million, which was recognized in SG&A, for the three and nine months ended September 26, 2020.
Additional considerations related to the Cheese Transaction include the treatment of the Kraft and Velveeta Licenses upon closing of the transaction. At the time the licensed rights are granted, we will reassess the remaining fair value of the retained portions of the Kraft and Velveeta brands and may record a charge to reduce the intangible asset carrying amounts to reflect the lower future cash flows expected to be generated after monetization of the licensed portion of each brand. Any potential reduction to the intangible asset carrying amounts will depend upon the excess fair value, if any, over carrying amount for each brand at the time we grant the perpetual licenses, which will be on the closing date of the Cheese Transaction. Changes in the fair value of the retained and licensed portions of each brand will impact the amount of any potential charges and the amount of license income that will be recognized, which, at this time, we would not expect to exceed the fair value of the perpetual licenses.
The Cheese Transaction is expected to close in the first half of 2021, subject to customary closing conditions, including regulatory approvals. Upon closing of the Cheese Transaction, and in addition to any potential impairment losses identified related to the Kraft and Velveeta brands noted above, we may recognize a gain or loss on sale of business. While the consideration for the transaction is not expected to materially change, the actual gain or loss on sale of business to be recognized will depend on, among other things, final transaction proceeds, inventory levels and underlying costs as of the closing date, and changes in the estimated fair values of certain components of the consideration.
We utilized the excess earnings method under the income approach to estimate the fair value of the licensed portion of the Kraft brand and the relief from royalty method under the income approach to estimate the fair value of the licensed portions of the Velveeta brand and the Cracker Barrel brand. Some of the more significant assumptions inherent in estimating these fair values include the estimated future annual net sales and net cash flows for each brand, contributory asset charges, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future earnings attributable to each brand. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, and guideline companies. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. See Note 8, Goodwill and Intangible Assets, for additional information on the underlying assumptions and sensitivities.
The Cheese Transaction is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it will not be reported as discontinued operations.

Potential Dispositions:
As of September 26, 2020, we were in negotiations with prospective third-party buyers for the sale of two businesses in our International segment. We expect these potential transactions to close in the next 12 months. Related to the first potential transaction, we recorded an estimated loss of $71 million within other expense/(income) in the fourth quarter of 2019 and classified the related assets and liabilities as held for sale on the condensed consolidated balance sheets at September 26, 2020 and December 28, 2019. Related to the second potential transaction, we recorded an estimated loss of $3 million within other expense/(income) in the first quarter of 2020 and classified the related assets and liabilities as held for sale on the condensed consolidated balance sheet at September 26, 2020.
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
Canada Natural Cheese Transaction:
In November 2018, we entered into a definitive agreement with a third-party, Parmalat SpA (“Parmalat”), to sell certain assets in our natural cheese business in Canada for approximately 1.6 billion Canadian dollars (approximately $1.2 billion at the Canada Natural Cheese Closing Date (defined below)) (the “Canada Natural Cheese Transaction”). In connection with the Canada Natural Cheese Transaction, we transferred certain assets to Parmalat, including the intellectual property rights to Cracker Barrel in Canada and P’Tit Quebec globally. The Canada Natural Cheese Transaction closed on July 2, 2019 (the “Canada Natural Cheese Closing Date”). Related to the Canada Natural Cheese Transaction, we recognized a pre-tax gain in other expense/(income) of $241 million for the three and nine months ended September 28, 2019. See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Form on 10-K for the year ended December 28, 2019 for additional information related to the Canada Natural Cheese Transaction.
Deal Costs:
Related to our divestitures, we incurred aggregate deal costs of $9 million for the three and nine months ended September 26, 2020 and $6 million for the three months and $17 million for the nine months ended September 28, 2019. We recognized these deal costs in SG&A.

Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	September 26, 2020	December 28, 2019
ASSETS
Cash and cash equivalents	$33	$27
Inventories	425	21
Property, plant and equipment, net	277	25
Goodwill (net of impairment of $300 at September 26, 2020 and $0 at December 28, 2019)	280	—
Intangible assets, net	874	23
Other	33	26
Total assets held for sale	$1,922	$122
LIABILITIES
Trade payables	$2	$3
Other	16	6
Total liabilities held for sale	$18	$9
The balances held for sale at September 26, 2020 primarily relate to the Cheese Transaction, businesses in our International segment, and certain manufacturing equipment and land use rights across the globe. The balances held for sale at December 28, 2019 primarily related to businesses in our International segment, as well as certain manufacturing equipment and land use rights across the globe.
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
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. For the nine months ended September 26, 2020, we eliminated approximately 220 positions outside of the United States related to these programs. As of September 26, 2020, we expect to eliminate approximately 30 additional positions outside the United States related to these programs. Total restructuring expenses during the nine months ended September 26, 2020 were $13 million and included $8 million of credits in severance and employee benefit costs, $2 million of credits in non-cash asset-related costs, $21 million of other implementation costs, and $2 million of other exit costs. Restructuring expenses during the three months ended September 26, 2020 were $9 million and included $2 million of credits in severance and employee benefit costs, $10 million of other implementation costs, and $1 million of other exit costs. Restructuring expenses totaled $15 million for the three months and $56 million for the nine months ended September 28, 2019.

Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 28, 2019	$22	$24	$46
Charges/(credits)	(8)	2	(6)
Cash payments	(12)	(4)	(16)
Balance at September 26, 2020	$2	$22	$24
We expect the liability for severance and employee benefit costs as of September 26, 2020 to be paid by the end of 2021. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2020 and 2026.
Total Expenses:
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Severance and employee benefit costs - Cost of products sold	$(1)	$(1)	$(1)	$(4)
Severance and employee benefit costs - SG&A	(1)	(1)	(7)	(1)
Asset-related costs - Cost of products sold	—	8	(2)	11
Asset-related costs - SG&A	—	—	—	9
Other costs - Cost of products sold	(2)	5	(1)	20
Other costs - SG&A	12	4	23	21
Other costs - Other expense/(income)	1	—	1	—
	$9	$15	$13	$56
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 18, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
United States	$2	$8	$4	$34
International	—	2	(2)	7
Canada	7	4	12	10
General corporate expenses	—	1	(1)	5
	$9	$15	$13	$56

Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	September 26, 2020	December 28, 2019
Cash and cash equivalents	$2,720	$2,279
Restricted cash included in other current assets	—	1
Restricted cash included in other non-current assets	1	—
Cash, cash equivalents, and restricted cash	$2,721	$2,280
At September 26, 2020 and December 28, 2019, cash and cash equivalents excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.

Note 7. Inventories
Inventories consisted of the following (in millions):

	September 26, 2020	December 28, 2019
Packaging and ingredients	$532	$511
Work in process	282	364
Finished products	1,847	1,846
Inventories	$2,661	$2,721
At September 26, 2020 and December 28, 2019, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 8. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	International	Canada	Total
Balance at December 28, 2019	$29,647	$3,355	$2,544	$35,546
Impairment losses	(655)	(368)	(1,020)	(2,043)
Reclassified to assets held for sale	(563)	(5)	(12)	(580)
Translation adjustments and other	—	8	(70)	(62)
Balance at September 26, 2020	$28,429	$2,990	$1,442	$32,861
At September 26, 2020, goodwill excluded amounts classified as held for sale. Additionally, the table above excludes the $300 million impairment loss related to the Disposal Group’s goodwill held for sale in connection with the Cheese Transaction. Such impairment loss was recognized as a reduction to current assets held for sale. See Note 4, Acquisitions and Divestitures, for additional information related to the Cheese Transaction and its financial statement impacts.
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
We test our reporting units for impairment annually as of the first day of our second quarter, which was March 29, 2020, for our 2020 annual impairment test. In performing this test, we incorporated information that was known through the date of filing our Quarterly Report on Form 10-Q for the period ended June 27, 2020. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Through the performance of the 2020 annual impairment test, we identified impairments related to the U.S. Foodservice, Canada Retail, Canada Foodservice, and EMEA East reporting units. As a result, we recognized a non-cash impairment loss of $1.8 billion in SG&A in the second quarter of 2020 related to these four reporting units, which are located across our United States, International, and Canada segments. These impairments were primarily due to the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020. Management, in completing the five-year operating plan, developed updated expectations regarding revenue growth and profitability opportunities associated with our reporting units and, as a result, has recalibrated our future investments to align with the opportunities for which we see greater potential for a return on those investments. Current expectations for the impacts of COVID-19 were incorporated into near-term cash flow forecasts as well as the discount rate and long-term growth rate valuation assumptions. Accordingly, in conjunction with these updated expectations, management updated and aligned our valuation assumptions, resulting in increases in fair value estimates for certain reporting units and decreases in fair value estimates for others.

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
We recognized a $655 million impairment loss in our U.S. Foodservice reporting unit within our United States segment and a $205 million impairment loss in our Canada Foodservice reporting unit within our Canada segment. Through the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020, we established a revised downward outlook for net sales, margin, and cash flows. We also lowered our long-term revenue growth rate expectations for these away-from-home (or foodservice) businesses to reflect, in part, consumer shifts from restaurants to at-home consumption, which is expected to have a more sustained impact than previously anticipated due to the continued spread of COVID-19. Our current expectations for the duration and intensity of the COVID-19 impact on away-from-home establishments was incorporated into the cash flow forecasts as well as into the discount rate and long-term growth rate valuation assumptions. However, given the evolving nature of COVID-19 and its impacts, there continues to be a high degree of uncertainty and these reporting units could be subject to additional impairments if there are further sustained changes in purchasing behaviors or government restrictions. After the impairment, the goodwill carrying amount of the U.S. Foodservice reporting unit is approximately $3.2 billion and the goodwill carrying amount of the Canada Foodservice reporting unit is approximately $148 million.
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
On the first day of the third quarter of 2020, we reorganized the composition of our United States zone reporting structure to align to the management of our new platforms, which were established to support the execution of our new enterprise strategy and five-year operating plan. The reorganization of our internal reporting changed the composition of our reporting units wherein certain of our existing U.S. reporting units (U.S. Refrigerated, U.S. Grocery, and U.S. Foodservice) have been reorganized into the following new reporting units: Enhancers, Specialty, and Away From Home (“ESA”); Kids, Snacks and Beverages (“KSB”); and Meal Foundations and Coffee (“MFC”).
As a result of this reorganization, we reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative fair value approach. We performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.
We performed our pre-reorganization impairment test as of June 28, 2020, which was our first day of the third quarter of 2020. There were three reporting units (U.S. Refrigerated, U.S. Grocery, and U.S. Foodservice) affected by the reorganization that maintained a goodwill balance as of our pre-reorganization impairment test date. The impairment test did not result in an impairment of the three affected reporting units.
We performed our post-reorganization impairment test as of June 28, 2020. There were three reporting units in scope for our post-reorganization impairment test: ESA, KSB, and MFC. These reporting units, which were tested as part of our post-reorganization impairment test, each had excess fair value over carrying amount as of June 28, 2020. The goodwill carrying amount of our ESA reporting unit was approximately $11.6 billion and its fair value was between 20-50% over carrying amount. The goodwill carrying amount of our KSB reporting unit was approximately $10.8 billion and its fair value was between 10-20% over carrying amount. The goodwill carrying amount of our MFC reporting unit was approximately $6.5 billion and its fair value was less than 10% over carrying amount.
Additionally, in the third quarter of 2020, we announced the Cheese Transaction and determined that the related Disposal Group was held for sale. Accordingly, based on a relative fair value allocation, we reclassified $580 million of goodwill to assets held for sale, which included a portion of goodwill from seven of our reporting units. The goodwill reclassified to held for sale was primarily associated with our MFC reporting unit but also included goodwill from our KSB, ESA, Canada Retail, Puerto Rico, Continental Europe, and Asia reporting units. Two other reporting units, ANJ and LATAM, were impacted but do not have goodwill balances. Following the reclassification of a portion of goodwill from our reporting units, we determined that a triggering event had occurred for the remaining portion of each of the impacted reporting units, and we tested each for impairment as of September 15, 2020, the triggering event date. The triggering event impairment test did not result in an impairment of the remaining portion of any impacted reporting unit.

In the third quarter of 2020, we recorded a non-cash impairment loss of $300 million in SG&A, which was related to the Disposal Group’s goodwill. See Note 4, Acquisitions and Divestitures, for additional information on the Cheese Transaction and its financial statement impacts.
As of September 26, 2020, we maintain 15 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate carrying amount of $32.9 billion at September 26, 2020. As of their latest impairment testing date, four reporting units had 10% or less fair value over carrying amount and an aggregate goodwill carrying amount of $7.5 billion, two reporting units had between 10-20% fair value over carrying amount and a goodwill carrying amount of $12.5 billion, two reporting units had between 20-50% fair value over carrying amount and a goodwill carrying amount of $12.5 billion, and one reporting unit had over 50% fair value over carrying amount and a goodwill carrying amount of $326 million. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
Accumulated impairment losses to goodwill were $10.5 billion as of September 26, 2020.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to the impairment of one or more of our reporting units in the future.
During the third quarter of 2020, the COVID-19 pandemic has continued to produce a short-term beneficial financial impact for our consolidated results. Retail sales have increased due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our ESA and Canada Foodservice reporting units are the most exposed of our reporting units to the long-term impacts to away-from-home establishments. Our U.S. Foodservice (now included within ESA) and Canada Foodservice reporting units were both impaired during our most recent annual impairment test, reflecting our best estimate at that time of the future outlook and risks of these businesses. The ESA and Canada Foodservice reporting units maintain an aggregate goodwill carrying amount of approximately $11.7 billion as of September 26, 2020. A number of factors could result in further future impairments of our away-from-home (or foodservice) businesses, including but not limited to: continued mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.

Our reporting units that were impaired in 2019 and 2020 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units that have 20% or less excess fair value over carrying amount as of their latest impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of their latest impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company in 2013 and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 28, 2019	$43,400
Impairment losses	(1,056)
Reclassified to assets held for sale	(228)
Translation adjustments	(116)
Balance at September 26, 2020	$42,000
At September 26, 2020 and December 28, 2019, indefinite-lived intangible assets excluded amounts classified as held for sale. Indefinite-lived intangible assets reclassified to assets held for sale included the global Cracker Barrel trademark related to the Cheese Transaction. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $42.0 billion at September 26, 2020. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. As a result of the Cheese Transaction an assessment was made as to whether it was more likely or not that the fair value of the Kraft and/or Velveeta brands were less than their carrying value as of September 26, 2020. In performing our assessment, consideration was given to the estimated future cash flows for the retained portion of each brand coupled with the estimated allocation of the sale proceeds to the licensing rights transferred, and in doing so, we concluded that it was more likely than not that the fair value of each brand exceeded its carrying amount. Changes in the fair value of the retained and licensed portions of each brand will impact the amount of any potential impairment charges and the amount of license income that will be recognized, which, at this time, we would not expect to exceed the fair value of the perpetual licenses. See Note 4, Acquisitions and Divestitures, for additional information on the Cheese Transaction.
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
The aggregate carrying amount associated with two additional brands (Kraft and Miracle Whip), which each had excess fair value over its carrying amount of 10% or less, was $13.6 billion as of the 2020 annual impairment test date (in this case, both brands had fair value over carrying amount of less than 1% due to impairments recorded in recent prior years). The aggregate carrying amount of an additional six brands (Lunchables, A1, Ore-Ida, Stove Top, Jet Puffed, and Quero), which each had fair value over its carrying amount of between 10-20%, was $4.1 billion as of the 2020 annual impairment test date. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.9 billion, and the aggregate carrying amount of brands with fair value over carrying amount in excess of 50% was $9.3 billion as of the 2020 annual impairment test date.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to the impairment of one or more of our brands in the future.
As we consider the ongoing impact of the COVID-19 pandemic with regard to our indefinite-lived intangible assets, a number of factors could have a future adverse impact on our brands, including changes in consumer and consumption trends in both the short and long term, the extent of continued government mandates to shelter in place, total number of restaurant closures, economic declines, and reductions in consumer discretionary income. We have seen an increase in our retail business in the short-term that has more than offset declines in our foodservice business over the same period. Our brands are generally common across both the retail and away-from-home (or foodservice) businesses and the fair value of our brands are subject to a similar mix of positive and negative factors. Given the evolving nature and uncertainty driven by COVID-19 pandemic, we will continue to evaluate the impact on our brands.
Our brands that were impaired in 2020 and 2019 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of their latest impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of their latest impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company in 2013 and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	September 26, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$1,975	$(449)	$1,526	$2,443	$(469)	$1,974
Customer-related assets	3,774	(893)	2,881	4,113	(845)	3,268
Other	14	(3)	11	14	(4)	10
	$5,763	$(1,345)	$4,418	$6,570	$(1,318)	$5,252
At September 26, 2020 and December 28, 2019, definite-lived intangible assets excluded amounts classified as held for sale. Definite-lived intangible assets reclassified to assets held for sale primarily related to the Cheese Transaction and included certain global trademarks with an aggregate carrying value of $366 million, including Breakstone’s, Knudsen, Athenos, Polly-O, and Hoffman’s, along with a portion of the Cheez Whiz brand, and customer-related assets with an aggregate carrying value of $256 million. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale. Amortization expense for definite-lived intangible assets was $68 million for the three months and $204 million for the nine months ended September 26, 2020 and $66 million for the three months and $214 million for the nine months ended September 28, 2019. Aside from amortization expense and the amounts held for sale, the change in definite-lived intangible assets from December 28, 2019 to September 26, 2020 primarily reflects the impact of foreign currency.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $236 million for the next 12 months and approximately $236 million for each of the four years thereafter.
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
Our effective tax rate was an expense of 34.1% for the three months ended September 26, 2020 on pre-tax income compared to an expense of 22.6% for the three months ended September 28, 2019 on pre-tax income. The change in our effective tax rate was primarily driven by an increase in unfavorable net discrete items, primarily related to the revaluation of our deferred tax balances due to changes in international tax laws and non-deductible goodwill impairment (7.1%) related to the Cheese Transaction, which were partially offset by the reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and favorable changes in estimates of certain 2019 U.S. income and deductions. Prior year unfavorable impacts from net discrete items were primarily related to tax impacts for divestitures, specifically related to the Canada Natural Cheese Transaction, the impact of which was partially offset by the reversal of certain deferred withholding tax liabilities resulting from the ratification of the U.S. tax treaty with Spain.
Our effective tax rate was an expense of 163.1% for the nine months ended September 26, 2020 on pre-tax losses compared to an expense of 25.0% for the nine months ended September 28, 2019 on pre-tax income. The change in our effective tax rate was primarily driven by an increase in unfavorable net discrete items, primarily related to non-deductible goodwill impairments (202.8%) and the revaluation of our deferred tax balances due to changes in international tax laws, which were partially offset by the favorable impact of establishing certain deferred tax assets for state tax deductions. Prior year unfavorable impacts from net discrete items were primarily related to non-deductible goodwill impairments (5.3%) and the tax impacts from the Heinz India Transaction and Canada Natural Cheese Transaction, the impacts of which were partially offset by the reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and changes in estimates of certain 2018 U.S. income and deductions.

Note 10. Employees’ Stock Incentive Plans
2020 Omnibus Incentive Plan:
On May 7, 2020, our stockholders approved The Kraft Heinz Company 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”), which was adopted by our Board of Directors on March 2, 2020. The 2020 Omnibus Plan is effective March 2, 2020 (the “Plan Effective Date”) and will expire on the tenth anniversary of the Plan Effective Date. The 2020 Omnibus Plan authorizes the issuance of up to 36 million shares of our common stock for awards to employees, non-employee directors, and other key personnel. The 2020 Omnibus Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred stock, performance awards, other stock-based awards, and cash-based awards. Equity awards granted under the 2020 Omnibus Plan include awards that vest in full at the end of a three-year period as well as awards that vest in annual installments over three or four years beginning on the second anniversary of the original grant date. Non-qualified stock options have a maximum exercise term of 10 years from the date of the grant. As of the Plan Effective Date, awards will no longer be granted under The Kraft Heinz Company 2016 Omnibus Incentive Plan, the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan, Kraft Foods Group, Inc. 2012 Performance Incentive Plan, or any other equity plans other than the 2020 Omnibus Plan.
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 28, 2019	17,638,500	$41.22
Granted	523,514	30.57
Forfeited	(889,088)	63.00
Exercised	(3,461,682)	23.44
Outstanding at September 26, 2020	13,811,244	43.87
The aggregate intrinsic value of stock options exercised during the period was $23 million for the nine months ended September 26, 2020.
Restricted Stock Units:
Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2019	9,395,909	$33.51
Granted	5,515,529	29.22
Forfeited	(635,274)	35.46
Vested	(137,790)	66.78
Outstanding at September 26, 2020	14,138,374	31.35
The aggregate fair value of RSUs that vested during the period was $4 million for the nine months ended September 26, 2020.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2019	6,813,659	$36.03
Granted	191,792	22.56
Forfeited	(540,672)	51.88
Outstanding at September 26, 2020	6,464,779	34.31

Note 11. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our postemployment related accounting policies.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$2	$2	$4	$4
Interest cost	33	41	9	12
Expected return on plan assets	(52)	(58)	(26)	(34)
Amortization of prior service costs/(credits)	—	—	—	1
Settlements	(3)	—	—	—
Special/contractual termination benefits	—	—	—	1
Other	—	—	1	2
Net pension cost/(benefit)	$(20)	$(15)	$(12)	$(14)

	For the Nine Months Ended
	U.S. Plans		Non-U.S. Plans
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$5	$6	$12	$12
Interest cost	98	122	28	38
Expected return on plan assets	(157)	(172)	(77)	(107)
Amortization of prior service costs/(credits)	—	—	—	1
Amortization of unrecognized losses/(gains)	—	—	1	—
Settlements	(3)	—	—	—
Special/contractual termination benefits	—	—	—	1
Other	—	—	1	3
Net pension cost/(benefit)	$(57)	$(44)	$(35)	$(52)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $11 million during the nine months ended September 26, 2020 and plan to make further contributions of approximately $4 million during the remainder of 2020. We did not contribute to our U.S. pension plans during the nine months ended September 26, 2020 and do not plan to make contributions during the remainder of 2020. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2020. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$2	$1	$5	$4
Interest cost	8	12	25	35
Expected return on plan assets	(12)	(13)	(37)	(40)
Amortization of prior service costs/(credits)	(31)	(77)	(92)	(230)
Amortization of unrecognized losses/(gains)	(3)	(2)	(10)	(6)
Curtailments	—	(4)	—	(4)
Net postretirement cost/(benefit)	$(36)	$(83)	$(109)	$(241)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the nine months ended September 26, 2020, we contributed $9 million to our postretirement benefit plans. We plan to make further contributions of approximately $6 million to our postretirement benefit plans during the remainder of 2020. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2020. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 12. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	September 26, 2020	December 28, 2019
Commodity contracts	$482	$475
Foreign exchange contracts	2,336	3,045
Cross-currency contracts	8,189	4,035
The increase in our derivative volume for cross-currency contracts was driven by the addition of new euro cross-currency contracts in the second quarter of 2020. The new contracts are designated either as cash flow hedges or net investment hedges. The cash flow hedges are being used to mitigate the foreign currency exposure created by non-derivative foreign-denominated debt instruments that are no longer designated as net investment hedges. There was no material change in market risk of the overall cross-currency contract portfolio during the nine months ended September 26, 2020.

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	September 26, 2020
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$24	$12	$24	$12
Cross-currency contracts(b)	—	—	340	138	340	138
Derivatives not designated as hedging instruments:
Commodity contracts(c)	28	39	1	3	29	42
Foreign exchange contracts(a)	—	—	2	7	2	7
Total fair value	$28	$39	$367	$160	$395	$199
(a)    At September 26, 2020, the fair value of our derivative assets was recorded in other current assets ($21 million) and other non-current assets ($5 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($15 million) and other non-current liabilities ($4 million).
(b)    At September 26, 2020, the fair value of our derivative assets was recorded in other current assets ($39 million) and other non-current assets ($301 million), and the fair value of our derivative liabilities was recorded within other non-current liabilities.
(c)     At September 26, 2020, the fair value of our derivative assets was recorded in other current assets ($28 million) and other non-current assets ($1 million), and the fair value of derivative liabilities was recorded in other current liabilities ($39 million) and other non-current liabilities ($3 million).

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $181 million at September 26, 2020 and $108 million at December 28, 2019. At September 26, 2020, we had posted collateral of $22 million related to commodity derivative margin requirements, which was included in prepaid expenses on our condensed consolidated balance sheet. At December 28, 2019, we had collected collateral of $25 million related to commodity derivative margin requirements, which was included in other current liabilities on our condensed consolidated balance sheet.
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
Net Investment Hedging:
At September 26, 2020, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €650 million and £400 million;
•Cross-currency contracts with notional amounts of £1.0 billion ($1.4 billion), C$2.1 billion ($1.6 billion), €1.9 billion ($2.1 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $51 million.
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At September 26, 2020, we had Chinese renminbi intercompany loans with an aggregate notional amount of $115 million and a euro intercompany loan with an aggregate notional amount of $48 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.
Cash Flow Hedge Coverage:
At September 26, 2020, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next three years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next eight years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at September 26, 2020 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains on foreign currency cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized gains on cross-currency cash flow hedges and unrealized losses on interest rate cash flow hedges during the next 12 months to each be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cash flow hedges:
Foreign exchange contracts	$—	$—	$1	$(1)	Net sales
Foreign exchange contracts	(8)	8	41	(19)	Cost of products sold
Foreign exchange contracts (excluded component)	(1)	1	(2)	1	Cost of products sold
Foreign exchange contracts	—	—	—	(22)	Other expense/(income)
Cross-currency contracts	45	43	138	62	Other expense/(income)
Cross-currency contracts (excluded component)	7	7	20	21	Other expense/(income)
Cross-currency contracts	(4)	—	(7)	—	Interest expense
Net investment hedges:
Foreign exchange contracts	1	5	3	18	Other expense/(income)
Foreign exchange contracts (excluded component)	(1)	—	(2)	(1)	Interest expense
Cross-currency contracts	(223)	66	(91)	28	Other expense/(income)
Cross-currency contracts (excluded component)	7	8	23	22	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(177)	$138	$124	$109

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	September 26, 2020			September 28, 2019
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,097	$314	$(73)	$4,129	$398	$(380)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$5	$—	$—	$5	$—	$—
Foreign exchange contracts (excluded component)	—	—	—	1	—	—
Interest rate contracts	—	—	—	—	(1)	—
Cross-currency contracts	—	—	42	—	—	38
Cross-currency contracts (excluded component)	—	(4)	7	—	—	7
Net investment hedges:
Foreign exchange contracts (excluded component)	—	(1)	—	—	—	—
Cross-currency contracts (excluded component)	—	5	—	—	8	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	44	—	—	(13)	—	—
Foreign exchange contracts	—	—	1	—	—	(10)
Cross-currency contracts	—	—	—	—	—	3
Total gains/(losses) recognized in statements of income	$49	$—	$50	$(7)	$7	$38

	For the Nine Months Ended
	September 26, 2020			September 28, 2019
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$12,592	$1,066	$(232)	$12,401	$1,035	$(893)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$16	$—	$—	$22	$—	$(22)
Foreign exchange contracts (excluded component)	—	—	—	(1)	—	—
Interest rate contracts	—	(2)	—	—	(3)	—
Cross-currency contracts	—	—	83	—	—	44
Cross-currency contracts (excluded component)	—	(7)	21	—	—	21
Net investment hedges:
Foreign exchange contracts	—	—	—	—	—	(6)
Foreign exchange contracts (excluded component)	—	(2)	—	—	(1)	—
Cross-currency contracts (excluded component)	—	20	—	—	22	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(120)	—	—	13	—	—
Foreign exchange contracts	—	—	(27)	—	—	(16)
Cross-currency contracts	—	—	—	—	—	10
Total gains/(losses) recognized in statements of income	$(104)	$9	$77	$34	$18	$31
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $46 million for the three months and pre-tax gains of $19 million for the nine months ended September 26, 2020 and pre-tax gains of $128 million for the three months and $147 million for the nine months ended September 28, 2019. These amounts were recognized in other comprehensive income/(loss).
Other Financial Instruments:
The carrying amounts of cash equivalents approximated fair values at September 26, 2020 and December 28, 2019. Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. The fair value of money market funds was $163 million at September 26, 2020 and $94 million at December 28, 2019. These are considered Level 1 financial assets and are valued using quoted prices in active markets for identical assets.

Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 28, 2019	$(2,230)	$303	$41	$(1,886)
Foreign currency translation adjustments	(309)	—	—	(309)
Net deferred gains/(losses) on net investment hedges	(51)	—	—	(51)
Amounts excluded from the effectiveness assessment of net investment hedges	21	—	—	21
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(14)	—	—	(14)
Net deferred gains/(losses) on cash flow hedges	—	—	153	153
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	18	18
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(90)	(90)
Net actuarial gains/(losses) arising during the period	—	(22)	—	(22)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(78)	—	(78)
Total other comprehensive income/(loss)	(353)	(100)	81	(372)
Balance as of September 26, 2020	$(2,583)	$203	$122	$(2,258)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	September 26, 2020			September 28, 2019
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$293	$—	$293	$(410)	$—	$(410)
Net deferred gains/(losses) on net investment hedges	(268)	68	(200)	199	(48)	151
Amounts excluded from the effectiveness assessment of net investment hedges	6	(1)	5	8	(2)	6
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(4)	1	(3)	(8)	2	(6)
Net deferred gains/(losses) on cash flow hedges	33	(16)	17	51	(1)	50
Amounts excluded from the effectiveness assessment of cash flow hedges	6	—	6	8	—	8
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(50)	21	(29)	(50)	—	(50)
Net actuarial gains/(losses) arising during the period	(30)	8	(22)	(13)	4	(9)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(37)	8	(29)	(79)	20	(59)

	For the Nine Months Ended
	September 26, 2020			September 28, 2019
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(309)	$—	$(309)	$(272)	$—	$(272)
Net deferred gains/(losses) on net investment hedges	(69)	18	(51)	193	(46)	147
Amounts excluded from the effectiveness assessment of net investment hedges	21	—	21	21	(5)	16
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(18)	4	(14)	(15)	5	(10)
Net deferred gains/(losses) on cash flow hedges	173	(20)	153	20	4	24
Amounts excluded from the effectiveness assessment of cash flow hedges	18	—	18	22	(1)	21
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(111)	21	(90)	(61)	6	(55)
Net actuarial gains/(losses) arising during the period	(30)	8	(22)	(14)	—	(14)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(104)	26	(78)	(235)	59	(176)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$—	$—	$6	Other expense/(income)
Foreign exchange contracts(b)	1	—	2	1	Interest expense
Cross-currency contracts(b)	(5)	(8)	(20)	(22)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(c)	(5)	(6)	(16)	(21)	Cost of products sold
Foreign exchange contracts(c)	—	—	—	22	Other expense/(income)
Cross-currency contracts(c)	(49)	(45)	(104)	(65)	Other expense/(income)
Cross-currency contracts(c)	4	—	7	—	Interest expense
Interest rate contracts(d)	—	1	2	3	Interest expense
Losses/(gains) on hedges before income taxes	(54)	(58)	(129)	(76)
Losses/(gains) on hedges, income taxes	22	2	25	11
Losses/(gains) on hedges	$(32)	$(56)	$(104)	$(65)
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(e)	$(3)	$(2)	$(9)	$(6)
Amortization of prior service costs/(credits)(e)	(31)	(76)	(92)	(229)
Settlement and curtailment losses/(gains)(e)	(3)	(1)	(3)	(1)
Other losses/(gains) on postemployment benefits	—	—	—	1
Losses/(gains) on postemployment benefits before income taxes	(37)	(79)	(104)	(235)
Losses/(gains) on postemployment benefits, income taxes	8	20	26	59
Losses/(gains) on postemployment benefits	$(29)	$(59)	$(78)	$(176)
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
As of September 26, 2020, companies and individuals are allowed to use an auction-based system at private and public banks to obtain foreign currency. This is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. Published daily by the Banco Central de Venezuela, the exchange rate (“BCV Rate”) is calculated as the weighted average rate of participating banking institutions with active exchange operations. We believe the BCV Rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary. Therefore, we revalue the income statement using the weighted average BCV Rates, and we revalue the bolivar-denominated monetary assets and liabilities at the period-end BCV Rate. The resulting revaluation gains and losses are recorded in current net income/(loss) rather than accumulated other comprehensive income/(losses). These gains and losses are classified within other expense/(income) as nonmonetary currency devaluation on our condensed consolidated statements of income.
The BCV Rate per U.S. dollar was BsS414,379.05 at September 26, 2020 compared to BsS45,874.81 at December 28, 2019. The weighted average rate per U.S. dollar was BsS297,621.20 for the three months and BsS182,863.80 for the nine months ended September 26, 2020 and BsS14,919.84 for the three months and BsS7,460.73 for the nine months ended September 28, 2019. Remeasurements of the bolivar-denominated monetary assets and liabilities and operating results of our Venezuelan subsidiary at BCV Rates resulted in nonmonetary currency devaluation losses of $2 million for the three months and $6 million for the nine months ended September 26, 2020 and $4 million for the three months and $10 million for the nine months ended September 28, 2019. These losses were recorded in other expense/(income) in the condensed consolidated statements of income.
Our Venezuelan subsidiary obtains U.S. dollars through private and public bank auctions, customer payments, and royalty payments. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of September 26, 2020, our Venezuelan subsidiary had sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business.
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
Note 15. Financing Arrangements
We enter into various structured payable and product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. For programs determined to be financing arrangements, we have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $106 million at September 26, 2020 and approximately $253 million at December 28, 2019 on our condensed consolidated balance sheets related to these arrangements.

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
Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated amended class action complaint, which was filed on August 14, 2020 and also names 3G Capital, Inc. and several of its subsidiaries and affiliates (“3G Entities”) as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, Company documents, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief.
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
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are also named as defendants in a stockholder derivative action, In re Kraft Heinz Shareholder Derivative Litigation, which had been previously consolidated in the United States District Court for the Western District of Pennsylvania, and is now pending in the United States District Court for the Northern District of Illinois. That complaint, which was filed on July 31, 2019, asserts state law claims for alleged breaches of fiduciary duties and unjust enrichment, as well as federal claims for contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements and SEC filings, and for implementing cost cutting measures that allegedly damaged the Company. The plaintiffs seek damages in an unspecific amount, attorneys’ fees, and other relief. A further consolidated amended complaint is expected after appointment of a lead plaintiff.
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

United States Government Investigations:
As previously disclosed on February 21, 2019, we received a subpoena in October 2018 from the SEC related to our procurement area, specifically the accounting policies, procedures, and internal controls related to our procurement function, including, but not limited to, agreements, side agreements, and changes or modifications to agreements with our suppliers. Following the receipt of this subpoena, we, together with external counsel and forensic accountants, and subsequently, under the oversight of the Audit Committee, conducted an internal investigation into our procurement area and related matters. The SEC has issued additional subpoenas seeking information related to our financial reporting, incentive plans, debt issuances, internal controls, disclosures, personnel, our assessment of goodwill and intangible asset impairments, our communications with certain shareholders, and other related information and materials in connection with its investigation. The United States Attorney’s Office for the Northern District of Illinois (“USAO”) is also reviewing this matter. We cannot predict the eventual scope, duration, or outcome of any potential SEC legal action or other action or whether it could have a material impact on our financial condition, results of operations, or cash flows. We have been responsive to the ongoing subpoenas and other document requests and will continue to cooperate fully with any governmental or regulatory inquiry or investigation.
Other Commitments and Contingencies
Redeemable Noncontrolling Interest:
We have a joint venture with a minority partner to manufacture, package, market, and distribute food products. We control operations and include this business in our consolidated results. Our minority partner has put options that, if it chooses to exercise, would require us to purchase portions of its equity interest at a future date. The minority partner’s put options are reflected on our condensed consolidated balance sheets as a redeemable noncontrolling interest. We accrete the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. At September 26, 2020, we estimate the redemption value to be insignificant. During the second quarter of 2020, we issued a notice of termination to our minority partner, indicating our intent to dissolve and liquidate the joint venture as provided for within our agreement.
Debt
Borrowing Arrangements:
On July 6, 2015, together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a $4.0 billion senior unsecured revolving credit facility (as amended, the “Senior Credit Facility”). In June 2018, we entered into an agreement that became effective on July 6, 2018 to extend the maturity date of our Senior Credit Facility from July 6, 2021 to July 6, 2023 and to establish a $400 million euro equivalent swing line facility, which is available under the $4.0 billion revolving credit facility limit for short-term loans denominated in euros on a same-day basis. On March 23, 2020, we entered into an extension letter agreement (the “Extension Agreement”), which extends $3.9 billion of the revolving loans and commitments under the Credit Agreement from July 6, 2023 to July 6, 2024. The revolving loans and commitments of each lender that did not agree to the Extension Agreement shall continue to terminate on the existing maturity date of July 6, 2023. On October 9, 2020, we entered into the Commitment Increase Amendment (the “Amendment”) to the Credit Agreement, which provides for incremental revolving commitments by two additional lenders in the amount of $50 million each, for an aggregate commitment of $100 million. Following the execution of the Amendment, the revolving loans and commitments available under the Credit Agreement are $4.1 billion through July 6, 2023 and $4.0 billion through July 6, 2024.
On March 12, 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we provided notice to our lenders to borrow the full available amount under our Senior Credit Facility. As such, a total of $4.0 billion was drawn on our Senior Credit Facility during the first quarter of 2020. We repaid the full $4.0 billion revolver draw during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at September 26, 2020, at December 28, 2019, or during the nine months ended September 28, 2019.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. Our Senior Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of September 26, 2020.
The obligations under the Credit Agreement are guaranteed by KHFC in the case of indebtedness and other liabilities of any subsidiary borrower and by The Kraft Heinz Company in the case of indebtedness and other liabilities of any subsidiary borrower and KHFC.
In March 2020, together with KHFC, we entered into an uncommitted revolving credit line agreement which provides for borrowings up to $300 million. Each borrowing under this uncommitted revolving credit line agreement is due within six months of the disbursement date and the final maturity date of the agreement is June 9, 2021. As of September 26, 2020, no amounts had been drawn on this facility.

We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at September 26, 2020, at December 28, 2019, or during the nine months ended September 26, 2020. The maximum amount of commercial paper outstanding during the nine months ended September 28, 2019 was $200 million.
See Note 18, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our borrowing arrangements.
Tender Offers:
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
In connection with the Tender Offer, we recognized a loss on extinguishment of debt of $71 million. This loss primarily reflects the payment of early tender premiums and fees associated with the Tender Offer as well as the write-off of unamortized debt issuance costs, premiums, and discounts. We recognized this loss on extinguishment of debt within interest expense on the condensed consolidated statement of income for the nine months ended September 26, 2020. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the condensed consolidated statement of cash flows. For the nine months ended September 26, 2020, debt prepayment and extinguishment costs per the condensed consolidated statement of cash flows related to the Tender Offer were $68 million, which reflect the $71 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $1 million, unamortized debt issuance costs of $3 million, and unamortized discounts of $1 million.
In September 2019, KHFC commenced offers to purchase for cash certain of its senior notes and its second lien senior secured notes. As a result of these offers to purchase, KHFC validly tendered $2.9 billion aggregate principal amount of certain senior notes and its second lien senior secured notes in the third quarter of 2019 (the “2019 Tender Offers”). In connection with the 2019 Tender Offers, we recognized a loss on extinguishment of debt of $88 million within interest expense on the condensed consolidated statements of income for the three and nine months ended September 28, 2019. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the condensed consolidated statement of cash flows. For the nine months ended September 28, 2019, debt prepayment and extinguishment costs per the condensed consolidated statement of cash flows related to the 2019 Tender Offers were $91 million, which reflect the $88 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $10 million, unamortized debt issuance costs of $5 million, and unamortized discounts of $2 million.
Debt Redemptions:
Concurrently with the commencement of the Tender Offer, we issued a notice of conditional redemption by KHFC of all of its $300 million outstanding aggregate principal amount of 3.375% senior notes due June 2021 and $976 million outstanding aggregate principal amount of 4.875% second lien senior secured notes due 2025 (the “Debt Redemptions”). The Debt Redemptions were effective and completed in the second quarter of 2020.

In connection with the Debt Redemptions, we recognized a loss on extinguishment of debt of $38 million. This loss primarily reflects the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. We recognized this loss on extinguishment of debt within interest expense on the condensed consolidated statement of income for the nine months ended September 26, 2020. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the condensed consolidated statement of cash flows. For the nine months ended September 26, 2020, debt prepayment and extinguishment costs per the condensed consolidated statement of cash flows related to the Debt Redemptions were $33 million, which reflect the $38 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $5 million.
Following the redemption of our 4.875% second lien senior secured notes due 2025, our 6.250% Pound Sterling senior notes due 2030 are no longer guaranteed on a secured basis. The 6.250% Pound Sterling senior notes due 2030 now rank pari passu in right of payment with all of our existing and future senior obligations.
In September 2020, we issued a notice of redemption by KHFC of all of its 3.500% senior notes due July 2022, of which $302 million aggregate principal amount was outstanding. The effective date of this redemption was October 24, 2020. As a result, these notes were included in the current portion of long-term debt on our condensed consolidated balance sheet as of September 26, 2020. Our condensed consolidated financial statements as of September 26, 2020 do not reflect the extinguishment of these notes as it occurred in the fourth quarter of 2020.
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
In September 2019, KHFC issued $1,000 million aggregate principal amount of 3.750% senior notes due April 2030, $500 million aggregate principal amount of 4.625% senior notes due October 2039, and $1,500 million aggregate principal amount of 4.875% senior notes due October 2049 (collectively, the “2019 Notes”). Refer to Note 18, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our 2019 Notes.
Debt Issuance Costs:
Debt issuance costs related to the 2020 Notes were $31 million.
Debt issuance costs related to the 2019 Notes were $25 million, of which $23 million were paid as of September 28, 2019.
Debt Repayments:
In February 2020, we repaid $405 million aggregate principal amount of senior notes that matured in the period.
In July 2020, we repaid $200 million aggregate principal amount of senior notes and 500 million Canadian dollars aggregate principal amount of senior notes that matured in the period.
In August 2019, we repaid $350 million aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At September 26, 2020, the aggregate fair value of our total debt was $30.7 billion as compared with a carrying value of $28.4 billion. At December 28, 2019, the aggregate fair value of our total debt was $31.1 billion as compared with a carrying value of $29.2 billion. Our short-term debt had a carrying value that approximated its fair value at September 26, 2020 and December 28, 2019. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Note 17. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$597	$899	$(676)	$1,753
Weighted average shares of common stock outstanding	1,223	1,221	1,222	1,220
Net earnings/(loss)	$0.49	$0.74	$(0.55)	$1.44
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$597	$899	$(676)	$1,753
Weighted average shares of common stock outstanding	1,223	1,221	1,222	1,220
Effect of dilutive equity awards	6	2	—	3
Weighted average shares of common stock outstanding, including dilutive effect	1,229	1,223	1,222	1,223
Net earnings/(loss)	$0.49	$0.74	$(0.55)	$1.43
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. We had net losses attributable to common shareholders for the nine months ended September 26, 2020. Therefore, we have excluded the dilutive effects of equity awards for the nine months ended September 26, 2020 as their inclusion would have had an anti-dilutive effect on EPS. Anti-dilutive shares were 8 million for the three months and 16 million for the nine months ended September 26, 2020 and 13 million for the three months and 11 million for the nine months ended September 28, 2019.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales:
United States	$4,710	$4,385	$14,122	$13,142
International	1,325	1,276	3,931	3,874
Canada	406	415	1,193	1,425
Total net sales	$6,441	$6,076	$19,246	$18,441

Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Segment Adjusted EBITDA:
United States	$1,363	$1,160	$4,050	$3,556
International	277	260	797	765
Canada	103	107	268	371
General corporate expenses	(76)	(58)	(234)	(192)
Depreciation and amortization (excluding integration and restructuring expenses)	(232)	(243)	(722)	(730)
Integration and restructuring expenses	(8)	(15)	(12)	(56)
Deal costs	(9)	(6)	(9)	(19)
Unrealized gains/(losses) on commodity hedges	70	(9)	(47)	30
Impairment losses	(300)	(5)	(3,399)	(1,223)
Equity award compensation expense (excluding integration and restructuring expenses)	(41)	(11)	(114)	(26)
Operating income/(loss)	1,147	1,180	578	2,476
Interest expense	314	398	1,066	1,035
Other expense/(income)	(73)	(380)	(232)	(893)
Income/(loss) before income taxes	$906	$1,162	$(256)	$2,334
Net sales by product category were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Condiments and sauces	$1,696	$1,611	$5,030	$4,850
Cheese and dairy	1,226	1,104	3,636	3,552
Ambient foods	691	623	2,128	1,782
Frozen and chilled foods	669	643	1,929	1,847
Meats and seafood	637	612	1,871	1,852
Refreshment beverages	438	397	1,281	1,190
Coffee	218	296	808	932
Infant and nutrition	113	120	338	387
Desserts, toppings and baking	274	246	780	693
Nuts and salted snacks	250	233	754	687
Other	229	191	691	669
Total net sales	$6,441	$6,076	$19,246	$18,441

Note 19. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Amortization of prior service costs/(credits)	$(31)	$(76)	$(92)	$(229)
Net pension and postretirement non-service cost/(benefit)(a)	(45)	(43)	(131)	(130)
Loss/(gain) on sale of business	—	(244)	2	(490)
Interest income	(6)	(10)	(23)	(24)
Foreign exchange loss/(gain)	57	31	81	14
Other miscellaneous expense/(income)	(48)	(38)	(69)	(34)
Other expense/(income)	$(73)	$(380)	$(232)	$(893)
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
Other expense/(income) was $73 million of income for the three months ended September 26, 2020 compared to $380 million of income for the three months ended September 28, 2019. This change was primarily driven by a $244 million gain on sales of businesses recorded in the third quarter of 2019, primarily related to the Canada Natural Cheese Transaction, a $45 million decrease in amortization of prior service credits as compared to the prior year period, and a $57 million net foreign exchange loss in the third quarter of 2020 as compared to a $31 million net foreign exchange loss in the third quarter of 2019. These impacts were partially offset by a $50 million net gain on derivative activities in the third quarter of 2020 compared to a $38 million net gain on derivative activities in the third quarter of 2019.
Other expense/(income) was $232 million of income for the nine months ended September 26, 2020 compared to $893 million of income for the nine months ended September 28, 2019. This change was primarily driven by a $2 million net loss on sales of businesses recorded in 2020 compared to a $490 million gain on the Heinz India Transaction and Canada Natural Cheese Transaction recorded in 2019, a $137 million decrease in amortization of prior service credits as compared to the prior year period, and a $81 million net foreign exchange loss in 2020 as compared to a $14 million net foreign exchange loss in 2019. These impacts were partially offset by a $77 million net gain on derivative activities in 2020 compared to a $37 million net gain on derivative activities in 2019.

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
See Note 18, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our current year results of operations reflect goodwill impairment losses of $300 million for the three months and $2.3 billion for the nine months ended September 26, 2020 and intangible asset impairment losses of $1.1 billion for the nine months ended September 26, 2020. Our prior year results of operations reflect goodwill impairment losses of $744 million for the nine months September 28, 2019 and intangible asset impairment losses of $5 million for the three months and $479 million for the nine months ended September 28, 2019. See Note 4, Acquisitions and Divestitures, and Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on these impairment losses.
COVID-19 Impacts:
Through the first three quarters of 2020, COVID-19 has produced a beneficial impact on our consolidated net sales. Increased demand for our retail products more than offset declines in our away-from-home (or foodservice) business, which resulted in consolidated net sales growth compared to the prior period. This increased demand for our retail products could reverse in the future if consumer purchasing behavior changes. We expect volatility in the demand for away-from-home establishments to continue through the remainder of 2020 and potentially beyond, with any decreased demand negatively impacting our away-from-home (or foodservice) business. However, COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,441	$6,076	6.0%	$19,246	$18,441	4.4%
Operating income/(loss)	1,147	1,180	(2.8)%	578	2,476	(76.7)%
Net income/(loss) attributable to common shareholders	597	899	(33.7)%	(676)	1,753	(138.6)%
Diluted EPS	0.49	0.74	(33.8)%	(0.55)	1.43	(138.5)%

Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
	(in millions)			(in millions)
Net sales	$6,441	$6,076	6.0%	$19,246	$18,441	4.4%
Organic Net Sales(a)	6,449	6,069	6.3%	19,399	18,189	6.7%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2020 Compared to the Three Months Ended September 28, 2019:
Net sales increased 6.0% to $6.4 billion for the three months ended September 26, 2020 compared to $6.1 billion for the three months ended September 28, 2019, despite the unfavorable impact of foreign currency (0.3 pp). Organic Net Sales increased 6.3% to $6.4 billion for the three months ended September 26, 2020 compared to $6.1 billion for the three months ended September 28, 2019, primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales growth was driven by higher pricing (3.7 pp) and favorable volume/mix (2.6 pp). Pricing was higher across all segments, while favorable volume/mix in the United States and International segments more than offset unfavorable volume/mix in Canada.
Nine Months Ended September 26, 2020 Compared to the Nine Months Ended September 28, 2019:
Net sales increased 4.4% to $19.2 billion for the nine months ended September 26, 2020 compared to $18.4 billion for the nine months ended September 28, 2019, despite the unfavorable impacts of divestitures (1.4 pp) and foreign currency (0.9 pp). Organic Net Sales increased 6.7% to $19.4 billion for the nine months ended September 26, 2020 compared to $18.2 billion for the nine months ended September 28, 2019, primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (4.1 pp) and higher pricing (2.6 pp) across all segments.
Net Income/(Loss):

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
	(in millions)			(in millions)
Operating income/(loss)	$1,147	$1,180	(2.8)%	578	2,476	(76.7)%
Net income/(loss) attributable to common shareholders	597	899	(33.7)%	(676)	1,753	(138.6)%
Adjusted EBITDA(a)	1,667	1,469	13.5%	4,881	4,500	8.5%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2020 Compared to the Three Months Ended September 28, 2019:
Operating income/(loss) decreased to income of $1.1 billion for the three months ended September 26, 2020 compared to income of $1.2 billion for the three months ended September 28, 2019. This decrease was primarily driven by a $300 million non-cash goodwill impairment loss in the current period related to the Cheese Transaction, increased variable compensation expenses, unfavorable changes in key commodity costs (which we define as dairy, meat, coffee, and nuts), primarily in dairy, higher supply chain costs, and higher equity award compensation expense, which more than offset higher Organic Net Sales and unrealized gains on commodity hedges. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Cheese Transaction.
Net income/(loss) attributable to common shareholders decreased to income of $597 million for the three months ended September 26, 2020 compared to income of $899 million for the three months ended September 28, 2019. This decrease was driven by unfavorable changes in other expense/(income), a higher effective tax rate, and the operating income/(loss) factors discussed above, partially offset by lower interest expense.
•Other expense/(income) was $73 million of income for the three months ended September 26, 2020 compared to $380 million of income for the three months ended September 28, 2019. This change was primarily driven by a $244 million gain on sales of businesses recorded in the third quarter of 2019, primarily related to the Canada Natural Cheese Transaction, a $45 million decrease in amortization of prior service credits as compared to the prior year period, and a $57 million net foreign exchange loss in the third quarter of 2020 as compared to a $31 million net foreign exchange loss in the third quarter of 2019. These impacts were partially offset by a $50 million net gain on derivative activities in the third quarter of 2020 compared to a $38 million net gain on derivative activities in the third quarter of 2019.

•Our effective tax rate was an expense of 34.1% for the three months ended September 26, 2020 on pre-tax income compared to an expense of 22.6% for the three months ended September 28, 2019 on pre-tax income. The change in our effective tax rate was primarily driven by an increase in unfavorable net discrete items, primarily related to the revaluation of our deferred tax balances due to changes in international tax laws and non-deductible goodwill impairment (7.1%) related to the Cheese Transaction, which were partially offset by the reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and favorable changes in estimates of certain 2019 U.S. income and deductions. Prior year unfavorable impacts from net discrete items were primarily related to tax impacts for divestitures, specifically related to the Canada Natural Cheese Transaction, the impact of which was partially offset by the reversal of certain deferred withholding tax liabilities resulting from the ratification of the U.S. tax treaty with Spain.
•Interest expense was $314 million for the three months ended September 26, 2020 compared to $398 million for the three months ended September 28, 2019. This decrease was primarily driven by an $88 million loss on extinguishment of debt recognized in the prior year period in connection with the 2019 Tender Offers.
Adjusted EBITDA increased 13.5% to $1.7 billion for the three months ended September 26, 2020 compared to $1.5 billion for the three months ended September 28, 2019, despite the unfavorable impact of foreign currency (0.1 pp). Adjusted EBITDA growth was primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic as increases in the United States and International segments more than offset higher general corporate expenses and declines in Canada.
Nine Months Ended September 26, 2020 Compared to the Nine Months Ended September 28, 2019:
Operating income/(loss) decreased to income of $578 million for the nine months ended September 26, 2020 compared to income of $2.5 billion for the nine months ended September 28, 2019. This decrease was primarily driven by higher non-cash impairment losses in the current period. Non-cash impairment losses were $3.4 billion for the nine months ended September 26, 2020 compared to $1.2 billion for the nine months ended September 28, 2019. Excluding the impact of these non-cash impairment losses, operating income/(loss) increased by $279 million primarily due to higher Organic Net Sales, partially offset by increased variable compensation expenses, higher supply chain costs, higher equity award compensation expense, unrealized losses on commodity hedges, unfavorable changes in key commodity costs, primarily in dairy, investments in marketing, the unfavorable impact of divestitures, and higher general corporate expenses. See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on our impairment losses.
Net income/(loss) attributable to common shareholders decreased to a loss of $676 million for the nine months ended September 26, 2020 compared to income of $1.8 billion for the nine months ended September 28, 2019. This decrease was driven by the operating income/(loss) factors described above (primarily higher non-cash impairment losses in the current period), unfavorable changes in other expense/(income), and higher interest expense, partially offset by lower tax expense in the current period.
•Other expense/(income) was $232 million of income for the nine months ended September 26, 2020 compared to $893 million of income for the nine months ended September 28, 2019. This change was primarily driven by a $2 million net loss on sales of businesses recorded in 2020 compared to a $490 million gain on the Heinz India Transaction and Canada Natural Cheese Transaction recorded in 2019, a $137 million decrease in amortization of prior service credits as compared to the prior year period, and a $81 million net foreign exchange loss in 2020 as compared to a $14 million net foreign exchange loss in 2019. These impacts were partially offset by a $77 million net gain on derivative activities in 2020 compared to a $37 million net gain on derivative activities in 2019.
•Interest expense was $1.1 billion for the nine months ended September 26, 2020 compared to $1.0 billion for the nine months ended September 28, 2019. This increase was primarily driven by a $109 million loss on extinguishment of debt recognized in the current period in connection with the Tender Offer and Debt Redemptions and $22 million of interest expense related to the $4.0 billion drawn on our Senior Credit Facility in the first quarter of 2020 and repaid by the end of the second quarter of 2020 compared to an $88 million loss on extinguishment of debt recognized in the prior year period in connection with the 2019 Tender Offers.
•Our effective tax rate was an expense of 163.1% for the nine months ended September 26, 2020 on pre-tax losses compared to an expense of 25.0% for the nine months ended September 28, 2019 on pre-tax income. The change in our effective tax rate was primarily driven by an increase in unfavorable net discrete items, primarily related to non-deductible goodwill impairments (202.8%) and the revaluation of our deferred tax balances due to changes in international tax laws, which were partially offset by the favorable impact of establishing certain deferred tax assets for state tax deductions. Prior year unfavorable impacts from net discrete items were primarily related to non-deductible goodwill impairments (5.3%) and the tax impacts from the Heinz India Transaction and Canada Natural Cheese Transaction, the impacts of which were partially offset by the reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and changes in estimates of certain 2018 U.S. income and deductions.

Adjusted EBITDA increased 8.5% to $4.9 billion for the nine months ended September 26, 2020 compared to $4.5 billion for the nine months ended September 28, 2019, despite the unfavorable impacts from divestitures (1.4 pp) and foreign currency (0.7 pp). Adjusted EBITDA growth was primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic as increases in the United States and International segments more than offset declines in Canada and higher general corporate expenses.
Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
	(in millions, except per share data)
Diluted EPS	$0.49	$0.74	(33.8)%	$(0.55)	$1.43	(138.5)%
Adjusted EPS(a)	0.70	0.69	1.4%	2.09	2.13	(1.9)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2020 Compared to the Three Months Ended September 28, 2019:
Diluted EPS decreased 33.8% to $0.49 for the three months ended September 26, 2020 compared to $0.74 for the three months ended September 28, 2019 primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Diluted EPS	$0.49	$0.74	$(0.25)	(33.8)%
Integration and restructuring expenses	0.01	0.01	—
Deal costs	—	0.01	(0.01)
Unrealized losses/(gains) on commodity hedges	(0.04)	0.01	(0.05)
Impairment losses	0.24	—	0.24
Losses/(gains) on sale of business	—	(0.13)	0.13
Debt prepayment and extinguishment costs	—	0.05	(0.05)
Adjusted EPS(a)	$0.70	$0.69	$0.01	1.4%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.12
Other expense/(income)			(0.05)
Effective tax rate			(0.06)
			$0.01
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 1.4% to $0.70 for the three months ended September 26, 2020 compared to $0.69 for the three months ended September 28, 2019 primarily due to higher Adjusted EBITDA, which more than offset higher taxes on adjusted earnings in the current period, unfavorable changes in other expense/(income), and higher equity award compensation expense.

Nine Months Ended September 26, 2020 Compared to the Nine Months Ended September 28, 2019:
Diluted EPS decreased 138.5% to a loss of $0.55 for the nine months ended September 26, 2020 compared to earnings of $1.43 for the nine months ended September 28, 2019 primarily due to the net income/(loss) attributable to common shareholders factors discussed above.

	For the Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Diluted EPS	$(0.55)	$1.43	$(1.98)	(138.5)%
Integration and restructuring expenses	0.01	0.04	(0.03)
Deal costs	—	0.01	(0.01)
Unrealized losses/(gains) on commodity hedges	0.03	(0.02)	0.05
Impairment losses	2.60	0.90	1.70
Losses/(gains) on sale of business	—	(0.29)	0.29
Nonmonetary currency devaluation	—	0.01	(0.01)
Debt prepayment and extinguishment costs	0.07	0.05	0.02
U.S. Tax Reform discrete income tax expense/(benefit)	(0.07)	—	(0.07)
Adjusted EPS(a)	$2.09	$2.13	$(0.04)	(1.9)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.24
Results of divested operations			(0.04)
Interest expense			(0.01)
Other expense/(income)			(0.11)
Effective tax rate			(0.12)
			$(0.04)
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 1.9% to $2.09 for the nine months ended September 26, 2020 compared to $2.13 for the nine months ended September 28, 2019 primarily due to higher taxes on adjusted earnings in the current period, unfavorable changes in other expense/(income), and higher equity award compensation expense, which more than offset higher Adjusted EBITDA.
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

Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in millions)
Net sales:
United States	$4,710	$4,385	$14,122	$13,142
International	1,325	1,276	3,931	3,874
Canada	406	415	1,193	1,425
Total net sales	$6,441	$6,076	$19,246	$18,441
Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in millions)
Organic Net Sales(a):
United States	$4,710	$4,385	$14,122	$13,142
International	1,329	1,270	4,059	3,841
Canada	410	414	1,218	1,206
Total Organic Net Sales	$6,449	$6,069	$19,399	$18,189
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three and nine months ended September 26, 2020 compared to the three and nine months ended September 28, 2019 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
United States	7.4%	0.0 pp	0.0 pp	7.4%	4.0 pp	3.4 pp
International	3.9%	(0.7) pp	0.0 pp	4.6%	2.1 pp	2.5 pp
Canada	(2.2)%	(1.0) pp	(0.2) pp	(1.0)%	4.6 pp	(5.6) pp
Kraft Heinz	6.0%	(0.3) pp	0.0 pp	6.3%	3.7 pp	2.6 pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Nine Months Ended
United States	7.5%	0.0 pp	0.0 pp	7.5%	2.9 pp	4.6 pp
International	1.5%	(3.8) pp	(0.4) pp	5.7%	2.2 pp	3.5 pp
Canada	(16.3)%	(1.8) pp	(15.5) pp	1.0%	0.1 pp	0.9 pp
Kraft Heinz	4.4%	(0.9) pp	(1.4) pp	6.7%	2.6 pp	4.1 pp

Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in millions)
Segment Adjusted EBITDA:
United States	$1,363	$1,160	$4,050	$3,556
International	277	260	797	765
Canada	103	107	268	371
General corporate expenses	(76)	(58)	(234)	(192)
Depreciation and amortization (excluding integration and restructuring expenses)	(232)	(243)	(722)	(730)
Integration and restructuring expenses	(8)	(15)	(12)	(56)
Deal costs	(9)	(6)	(9)	(19)
Unrealized gains/(losses) on commodity hedges	70	(9)	(47)	30
Impairment losses	(300)	(5)	(3,399)	(1,223)
Equity award compensation expense (excluding integration and restructuring expenses)	(41)	(11)	(114)	(26)
Operating income/(loss)	1,147	1,180	578	2,476
Interest expense	314	398	1,066	1,035
Other expense/(income)	(73)	(380)	(232)	(893)
Income/(loss) before income taxes	$906	$1,162	$(256)	$2,334
United States:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
	(in millions)			(in millions)
Net sales	$4,710	$4,385	7.4%	$14,122	$13,142	7.5%
Organic Net Sales(a)	4,710	4,385	7.4%	14,122	13,142	7.5%
Segment Adjusted EBITDA	1,363	1,160	17.5%	4,050	3,556	13.9%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2020 Compared to the Three Months Ended September 28, 2019:
Net sales and Organic Net Sales both increased 7.4% to $4.7 billion for the three months ended September 26, 2020 compared to $4.4 billion for the three months ended September 28, 2019, driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales growth was driven by higher pricing (4.0 pp) and favorable volume/mix (3.4 pp). Higher pricing was primarily driven by reduced promotional activity versus the prior year and higher list prices. Favorable volume/mix was primarily driven by consumption growth across nearly all retail categories, most significantly in condiments and sauces and cream cheese. This growth was partially offset by lower foodservice sales and the negative impact from exiting the McCafé licensing agreement.
Segment Adjusted EBITDA increased 17.5% to $1.4 billion for the three months ended September 26, 2020 compared to $1.2 billion for the three months ended September 28, 2019. This increase was primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic, as pricing gains, increased volume and favorable product and channel mix, and, to a lesser extent, lower packaging costs versus the year-ago period more than offset increased variable compensation expenses, higher supply chain costs, unfavorable changes in key commodity costs, and investments in marketing.
Nine Months Ended September 26, 2020 Compared to the Nine Months Ended September 28, 2019:
Net sales and Organic Net Sales both increased 7.5% to $14.1 billion for the nine months ended September 26, 2020 compared to $13.1 billion for the nine months ended September 28, 2019, driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (4.6 pp) and higher pricing (2.9 pp). Favorable volume/mix was primarily driven by consumption growth across nearly all retail categories, most significantly in condiments and sauces, cheese, and boxed dinners. This growth was partially offset by lower foodservice sales. Higher pricing was primarily driven by reduced promotional activity versus the prior year, higher list prices, and increases to offset unfavorable key commodity costs, primarily in dairy.

Segment Adjusted EBITDA increased 13.9% to $4.1 billion for the nine months ended September 26, 2020 compared to $3.6 billion for the nine months ended September 28, 2019. This increase was primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic, as pricing gains, increased volume and favorable product and channel mix, and, to a lesser extent, lower packaging costs versus the year-ago period more than offset higher supply chain costs, increased variable compensation expenses, unfavorable changes in key commodity costs, and investments in marketing.
International:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
	(in millions)			(in millions)
Net sales	$1,325	$1,276	3.9%	$3,931	$3,874	1.5%
Organic Net Sales(a)	1,329	1,270	4.6%	4,059	3,841	5.7%
Segment Adjusted EBITDA	277	260	6.6%	797	765	4.1%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2020 Compared to the Three Months Ended September 28, 2019:
Net sales increased 3.9% to $1.3 billion for the three months ended September 26, 2020 compared to $1.3 billion for the three months ended September 28, 2019, including the unfavorable impact of foreign currency (0.7 pp, including 0.5 pp from the devaluation of the Venezuelan bolivar). Organic Net Sales increased 4.6% to $1.3 billion for the three months ended September 26, 2020 compared to $1.3 billion for the three months ended September 28, 2019, driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (2.5 pp) and higher pricing (2.1 pp). Favorable volume/mix was primarily driven by consumption-led growth in condiments and sauces and boxed dinners, which more than offset a decline in foodservice-related sales and, to a lesser extent, infant nutrition shipments. Higher pricing was primarily driven by increases in the United Kingdom, Latin America, and Australia.
Segment Adjusted EBITDA increased 6.6% to $277 million for the three months ended September 26, 2020 compared to $260 million for the three months ended September 28, 2019. This increase was primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic, as Organic Net Sales growth more than offset higher supply chain costs, increased variable compensation expenses, and the unfavorable impact of foreign currency (0.2 pp, including 1.1 pp from the devaluation of the Venezuelan bolivar).
Nine Months Ended September 26, 2020 Compared to the Nine Months Ended September 28, 2019:
Net sales increased 1.5% to $3.9 billion for the nine months ended September 26, 2020 compared to $3.9 billion for the nine months ended September 28, 2019, despite the unfavorable impacts of foreign currency (3.8 pp, including 0.5 pp from the devaluation of the Venezuelan bolivar) and divestitures (0.4 pp). Organic Net Sales increased 5.7% to $4.1 billion for the nine months ended September 26, 2020 compared to $3.8 billion for the nine months ended September 28, 2019, driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (3.5 pp) and higher pricing (2.2 pp). Favorable volume/mix was primarily driven by consumption-led growth in condiments and sauces and boxed dinners, which more than offset a significant decline in foodservice-related sales and, to a lesser extent, infant nutrition shipments. Higher pricing was primarily driven by increases in Latin America, the United Kingdom, and Australia.
Segment Adjusted EBITDA increased 4.1% to $797 million for the nine months ended September 26, 2020 compared to $765 million for the nine months ended September 28, 2019. This increase was primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic, as Organic Net Sales growth more than offset higher supply chain costs, increased variable compensation expenses, and the unfavorable impact of foreign currency (3.6 pp, including 1.3 pp from the devaluation of the Venezuelan bolivar).
Canada:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
	(in millions)			(in millions)
Net sales	$406	$415	(2.2)%	$1,193	$1,425	(16.3)%
Organic Net Sales(a)	410	414	(1.0)%	1,218	1,206	1.0%
Segment Adjusted EBITDA	103	107	(3.9)%	268	371	(27.7)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 26, 2020 Compared to the Three Months Ended September 28, 2019:
Net sales decreased 2.2% to $406 million for the three months ended September 26, 2020 compared to $415 million for the three months ended September 28, 2019 primarily due to the unfavorable impacts of foreign currency (1.0 pp) and divestitures (0.2 pp). Organic Net Sales decreased 1.0% to $410 million for the three months ended September 26, 2020 compared to $414 million for the three months ended September 28, 2019, despite the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales decreased primarily due to unfavorable volume/mix (5.6 pp), which more than offset higher pricing (4.6 pp). Unfavorable volume/mix was primarily due to the negative impact from exiting the McCafé licensing agreement and lower foodservice-related sales, which more than offset consumption gains in boxed dinners and spreads. Pricing was higher primarily driven by list price increases in cheese and reduced promotional activity versus the prior year period.
Segment Adjusted EBITDA decreased 3.9% to $103 million for the three months ended September 26, 2020 compared to $107 million for the three months ended September 28, 2019, primarily due to higher supply chain costs, the negative impact from exiting the McCafé licensing agreement, increased variable compensation expenses, and the unfavorable impact of foreign currency (0.9 pp), which more than offset pricing gains and the continued growth of at-home consumption due, in part, to the COVID-19 pandemic.
Nine Months Ended September 26, 2020 Compared to the Nine Months Ended September 28, 2019:
Net sales decreased 16.3% to $1.2 billion for the nine months ended September 26, 2020 compared to $1.4 billion for the nine months ended September 28, 2019 primarily due to the unfavorable impacts of divestitures (15.5 pp) and foreign currency (1.8 pp). Organic Net Sales increased 1.0% to $1.2 billion for the nine months ended September 26, 2020 compared to $1.2 billion for the nine months ended September 28, 2019, driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (0.9 pp) and higher pricing (0.1 pp). Favorable volume/mix was primarily driven by consumption gains across nearly all retail categories, which more than offset lower foodservice-related sales and the negative impact from exiting the McCafé licensing agreement. Pricing was higher primarily driven by list price increases in cheese, which more than offset decreased pricing in condiments and sauces and foodservice.
Segment Adjusted EBITDA decreased 27.7% to $268 million for the nine months ended September 26, 2020 compared to $371 million for the nine months ended September 28, 2019, including the unfavorable impacts of divestitures (13.2 pp) and foreign currency (1.8 pp). Excluding the impact of these factors, the decrease was primarily due to higher supply chain costs and the negative impact from exiting the McCafé licensing agreement, which more than offset the continued growth of at-home consumption due, in part, to the COVID-19 pandemic.
Liquidity and Capital Resources
In February 2020, Fitch and S&P downgraded our long-term credit rating from BBB- to BB+. These downgrades adversely affect our ability to access the commercial paper market. In addition, we could experience an increase in interest costs as a result of the downgrades. These downgrades do not constitute a default or event of default under any of our debt instruments. Our ability to borrow under the Senior Credit Facility is not affected by the downgrades. As of the date of this filing, we maintain a stable outlook from Fitch and S&P.
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

Cash Flow Activity For the Nine Months Ended September 26, 2020 Compared to the Nine Months Ended September 28, 2019:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $3.3 billion for the nine months ended September 26, 2020 compared to $2.0 billion for the nine months ended September 28, 2019. This increase was primarily driven by favorable changes in Adjusted EBITDA, reduced cash outflows resulting from lower payments related to the timing of promotional activity versus the prior year period, and favorable changes in inventory, primarily due to reduced inventory levels as a result of COVID-19-related demand.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $362 million for the nine months ended September 26, 2020 compared to net cash provided by investing activities of $1.1 billion for the nine months ended September 28, 2019. This change was primarily driven by proceeds from our Canada Natural Cheese Transaction and Heinz India Transaction received in 2019, partially offset by cash paid for the Primal Acquisition in 2019 and lower capital expenditures in 2020 compared to 2019. We expect 2020 capital expenditures to be approximately $600 million as compared to 2019 capital expenditures of $768 million. However, given the COVID-19 outbreak, our estimates of capital expenditures for the period have changed during the year and are still subject to change. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Canada Natural Cheese Transaction, Heinz India Transaction, and the Primal Acquisition.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $2.5 billion for the nine months ended September 26, 2020 compared to $1.9 billion for the nine months ended September 28, 2019. This increase was primarily driven by higher repayments of long-term debt and debt prepayment and extinguishment costs, which were partially offset by higher proceeds received from the issuance of the 2020 Notes as compared to the 2019 Notes. Higher repayments of long-term debt were primarily driven by the Tender Offer, Debt Redemptions, and normal course debt repayments in 2020 as compared to the 2019 Tender Offers and normal course debt repayments in 2019. See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information on the Tender Offer, 2019 Tender Offers, Debt Redemptions, debt repayments, and long-term debt issuances.
Cash Held by International Subsidiaries:
Of the $2.7 billion cash and cash equivalents on our condensed consolidated balance sheet at September 26, 2020, $1.6 billion was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. As of September 26, 2020 we had recorded a deferred tax liability of approximately $20 million on approximately $320 million of historic earnings related to local withholding taxes that will be owed when this cash is distributed. As of December 28, 2019, we had recorded a deferred tax liability of approximately $20 million on approximately $300 million of historic earnings.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $715 million at September 26, 2020 and $370 million at December 28, 2019.
Borrowing Arrangements:
We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at September 26, 2020, at December 28, 2019, or during the nine months ended September 26, 2020. The maximum amount of commercial paper outstanding during the nine months ended September 28, 2019 was $200 million.

We maintain our Senior Credit Facility, which, following the execution of the Amendment on October 9, 2020, provides aggregate commitments of $4.1 billion through July 6, 2023 and $4.0 billion through July 6, 2024. Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $900 million. $4.0 billion was drawn on our Senior Credit Facility during the first quarter of 2020. We repaid the full $4.0 billion revolver draw during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at September 26, 2020, at December 28, 2019, or during the nine months ended September 28, 2019.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants during the nine months ended September 26, 2020.
Long-Term Debt:
Our long-term debt, including the current portion, was $28.4 billion at September 26, 2020 and $29.2 billion at December 28, 2019. This decrease was primarily related to the $2.1 billion aggregate principal amount of certain senior notes that were validly tendered in May 2020 in the Tender Offer, the $1.3 billion aggregate principal amount of senior notes redeemed in June 2020 in the Debt Redemptions, the $405 million aggregate principal amount of senior notes that were repaid at maturity in February 2020, and the $200 million aggregate principal amount of senior notes and 500 million Canadian dollars aggregate principal amount of senior notes that we repaid at maturity in July 2020. These decreases to long-term debt were partially offset by the $3.5 billion issuance of the 2020 Notes in May 2020. We used the proceeds from the issuance of the 2020 Notes to fund the Tender Offer and to pay fees and expenses in connection therewith, and to fund the Debt Redemptions.
As a result of the issuance of the 2020 Notes and the settlement of the Tender Offer and the Debt Redemptions in the second quarter of 2020, we extinguished aggregate principal amounts of senior notes of approximately $539 million that were due to mature in February 2021 and approximately $300 million that were due to mature in June 2021.
In October 2020, we used cash on hand to fund the redemption of approximately $302 million aggregate principal amount of senior notes due July 2022.
We have aggregate principal amounts of senior notes of approximately $111 million maturing in February 2021 and approximately $34 million maturing in September 2021. We expect to fund these long-term debt repayments primarily with cash on hand and cash generated from our operating activities.
In September 2020, we entered into the Cheese Transaction for total consideration of approximately $3.3 billion, including approximately $3.2 billion of cash consideration. The Cheese Transaction is expected to close in the first half of 2021, subject to customary closing conditions, including regulatory approvals. We expect to use post-tax transaction proceeds primarily to repay long-term debt. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Cheese Transaction.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants during the nine months ended September 26, 2020.
See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity in 2020 and 2019 and Note 18, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on our borrowing arrangements and long-term debt.
Supplemental Guarantor Information:
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for certain debt securities, with an effective date of January 4, 2021 and early adoption permitted. We chose to voluntarily adopt the amended rules effective beginning for the quarterly period ended June 27, 2020 and for all periods thereafter.
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
Summarized Statement of Income

For the Nine Months Ended
September 26, 2020
Net sales	$13,303
Gross profit(a)	4,879
Goodwill impairment losses	300
Intercompany service fees and other recharges	3,023
Operating income/(loss)	785
Equity in earnings/(losses) of subsidiaries	(463)
Net income/(loss)	(676)
Net income/(loss) attributable to common shareholders	(676)
(a)    For the nine months ended September 26, 2020, the Obligor Group recorded $313 million of net sales to the non-guarantor subsidiaries and $39 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

	September 26, 2020	December 28, 2019
ASSETS
Current assets	$6,071	$5,261
Current assets due from affiliates(a)	1,784	2,032
Non-current assets	5,312	5,270
Goodwill	10,510	11,066
Intangible assets, net	2,506	2,860
Non-current assets due from affiliates(b)	207	207
LIABILITIES
Current liabilities	$4,493	$3,963
Current liabilities due to affiliates(a)	4,355	5,438
Non-current liabilities	29,871	30,164
Non-current liabilities due to affiliates(b)	2,000	2,000
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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the nine months ended September 26, 2020, we experienced cost increases for dairy and meat, while costs for nuts and coffee decreased. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on how we manage commodity costs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the second quarter of 2020, we completed the Tender Offer and the Debt Redemptions, which reduced our long-term debt maturing between 2021 and 2025. We also issued the 2020 Notes, which mature between 2027 and 2050. In the third quarter of 2020, we issued a notice of redemption of certain senior notes due in 2022, which were extinguished in October 2020. See Note 16, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information. There were no other material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.
Equity and Dividends
We paid common stock dividends of $1.5 billion for each of the nine months ended September 26, 2020 and September 28, 2019. Additionally, on October 29, 2020, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on December 18, 2020 to shareholders of record on November 27, 2020.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of our consolidated financial statements for the year ended December 28, 2019 in our Annual Report on Form 10-K. See Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for updates to our significant accounting policies during the nine months ended September 26, 2020.

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
Goodwill and Intangible Assets:
As of September 26, 2020, we maintain 15 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate carrying amount of $32.9 billion as of September 26, 2020. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $42.0 billion as of September 26, 2020.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to the impairment of one or more of our reporting units or brands in the future.
During the third quarter of 2020, the COVID-19 pandemic has continued to produce a short-term beneficial financial impact for our consolidated results. Retail sales have increased due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our ESA and Canada Foodservice reporting units are the most exposed of our reporting units to the long-term impacts to away-from-home establishments. Our U.S. Foodservice (now included within ESA) and Canada Foodservice reporting units were both impaired during our most recent annual impairment test, reflecting our best estimate at that time of the future outlook and risks of these businesses. The ESA and Canada Foodservice reporting units maintain an aggregate goodwill carrying amount of approximately $11.7 billion as of September 26, 2020. A number of factors could result in further future impairments of our away-from-home (or foodservice) businesses, including but not limited to: continued mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
As we consider the ongoing impact of the COVID-19 pandemic with regard to our indefinite-lived intangible assets, a number of factors could have a future adverse impact on our brands, including changes in consumer and consumption trends in both the short and long term, the extent of continued government mandates to shelter in place, total number of restaurant closures, economic declines, and reductions in consumer discretionary income. We have seen an increase in our retail business in the short-term that has more than offset declines in our foodservice business over the same period. Our brands are generally common across both the retail and away-from-home (or foodservice) businesses and the fair value of our brands are subject to a similar mix of positive and negative factors. Given the evolving nature and uncertainty driven by COVID-19 pandemic, we will continue to evaluate the impact on our brands.

As detailed in Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill and indefinite-lived intangible assets in the current year and in the prior year. Our reporting units and brands that were impaired in 2019 and 2020 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units and brands that have 20% or less excess fair value over carrying amount as of their latest impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $7.5 billion as of their latest impairment testing date and included: MFC, Canada Retail, Canada Foodservice, and Puerto Rico. Reporting units with between 10-20% fair value over carrying amount had an aggregate goodwill carrying amount of $12.5 billion as of their latest impairment testing date and included KSB and Northern Europe. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $12.5 billion as of their latest impairment testing date and included ESA and Continental Europe. The Asia reporting unit had a fair value over carrying amount in excess of 50% and a goodwill carrying amount of $326 million as of its latest impairment testing date. Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $21.8 billion as of their latest impairment testing date and included: Kraft, Oscar Mayer, Velveeta, Miracle Whip, Planters, Maxwell House, Cool Whip, Classico, ABC, Plasmon, and Wattie’s (each of these brands had a fair value over carrying amount of less than 1% due to impairments recorded in the current and recent prior years). Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $4.1 billion as of their latest impairment testing date and included: Lunchables, A1, Ore-Ida, Stove Top, Jet Puffed, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.6 billion as of their latest impairment testing date. Although the remaining brands, with a carrying value of $9.3 billion, have more than 50% excess fair value over carrying amount as of their latest impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company in 2013 and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
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

As detailed in Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, in the third quarter of 2020, we entered into the Cheese Transaction for total consideration of approximately $3.3 billion. The total consideration includes approximately $1.5 billion attributed to the Kraft and Velveeta licenses that we will grant to Lactalis and approximately $75 million attributed to the Cracker Barrel license that Lactalis will grant to us, the amounts of which were based on the estimated fair values of the licensed portion of each brand. We utilized the excess earnings method under the income approach to estimate the fair value of the licensed portion of the Kraft brand and the relief from royalty method under the income approach to estimate the fair value of the licensed portions of the Velveeta brand and the Cracker Barrel brand. Some of the more significant assumptions inherent in estimating these fair values include the estimated future annual net sales and net cash flows for each brand, contributory asset charges, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future earnings attributable to each brand. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, and guideline companies.
At the time the licensed rights are granted, we will reassess the remaining fair value of the retained portions of the Kraft and Velveeta brands and may record a charge to reduce the intangible asset carrying amounts to reflect the lower future cash flows expected to be generated after monetization of the licensed portion of each brand. Any potential reduction to the intangible asset carrying amounts will depend upon the excess fair value, if any, over carrying amount for each brand at the time we grant the perpetual licenses, which will be on the closing date of the Cheese Transaction. Changes in the fair value of the retained and licensed portions of each brand will impact the amount of any potential charges and the amount of license income that will be recognized, which, at this time, we would not expect to exceed the fair value of the perpetual licenses.
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 10% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the latest impairment testing date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$7.5	6.5%	6.8%	0.5%	1.8%
Brands (excess earnings method)	16.3	7.0%	7.8%	0.8%	1.5%
Brands (relief from royalty method)	5.5	7.1%	9.0%	0.5%	4.0%	5.0%	20.0%
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 10-20% excess fair value over carry amount, as well as the goodwill or brand carrying amounts, as of the latest impairment testing date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$12.5	6.8%	7.0%	1.0%	1.5%
Brands (excess earnings method)	1.4	7.5%	7.5%	1.0%	1.0%
Brands (relief from royalty method)	2.7	7.0%	8.0%	1.5%	3.0%	1.0%	20.0%
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

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(2.1)	$2.6	$1.1	$(1.0)
Brands (excess earnings method)	(1.1)	1.3	0.5	(0.5)
Brands (relief from royalty method)	(0.3)	0.4	0.2	(0.2)	$0.4	$(0.4)
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

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point				100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	(2.3)	2.8	1.1	(1.0)
Brands (excess earnings method)	(0.1)	0.1	—	—
Brands (relief from royalty method)	(0.2)	0.3	0.1	(0.1)	$0.3	$(0.3)
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended September 26, 2020
United States	$4,710	$—	$—	$4,710
International	1,325	(4)	—	1,329
Canada	406	(4)	—	410
Kraft Heinz	$6,441	$(8)	$—	$6,449

Three Months Ended September 28, 2019
United States	$4,385	$—	$—	$4,385
International	1,276	6	—	1,270
Canada	415	—	1	414
Kraft Heinz	$6,076	$6	$1	$6,069

Year-over-year growth rates
United States	7.4%	0.0 pp	0.0 pp	7.4%	4.0 pp	3.4 pp
International	3.9%	(0.7) pp	0.0 pp	4.6%	2.1 pp	2.5 pp
Canada	(2.2)%	(1.0) pp	(0.2) pp	(1.0)%	4.6 pp	(5.6) pp
Kraft Heinz	6.0%	(0.3) pp	0.0 pp	6.3%	3.7 pp	2.6 pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Nine Months Ended September 26, 2020
United States	$14,122	$—	$—	$14,122
International	3,931	(128)	—	4,059
Canada	1,193	(25)	—	1,218
Kraft Heinz	$19,246	$(153)	$—	$19,399

Nine Months Ended September 28, 2019
United States	$13,142	$—	$—	$13,142
International	3,874	20	13	3,841
Canada	1,425	—	219	1,206
Kraft Heinz	$18,441	$20	$232	$18,189

Year-over-year growth rates
United States	7.5%	0.0 pp	0.0 pp	7.5%	2.9 pp	4.6 pp
International	1.5%	(3.8) pp	(0.4) pp	5.7%	2.2 pp	3.5 pp
Canada	(16.3)%	(1.8) pp	(15.5) pp	1.0%	0.1 pp	0.9 pp
Kraft Heinz	4.4%	(0.9) pp	(1.4) pp	6.7%	2.6 pp	4.1 pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income/(loss)	$598	$898	$(673)	$1,750
Interest expense	314	398	1,066	1,035
Other expense/(income)	(73)	(380)	(232)	(893)
Provision for/(benefit from) income taxes	308	264	417	584
Operating income/(loss)	1,147	1,180	578	2,476
Depreciation and amortization (excluding integration and restructuring expenses)	232	243	722	730
Integration and restructuring expenses	8	15	12	56
Deal costs	9	6	9	19
Unrealized losses/(gains) on commodity hedges	(70)	9	47	(30)
Impairment losses	300	5	3,399	1,223
Equity award compensation expense (excluding integration and restructuring expenses)	41	11	114	26
Adjusted EBITDA	$1,667	$1,469	$4,881	$4,500

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Diluted EPS	$0.49	$0.74	$(0.55)	$1.43
Integration and restructuring expenses(a)	0.01	0.01	0.01	0.04
Deal costs(b)	—	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges(c)	(0.04)	0.01	0.03	(0.02)
Impairment losses(d)	0.24	—	2.60	0.90
Losses/(gains) on sale of business(e)	—	(0.13)	—	(0.29)
Nonmonetary currency devaluation(f)	—	—	—	0.01
Debt prepayment and extinguishment costs(g)	—	0.05	0.07	0.05
U.S. Tax Reform discrete income tax expense/(benefit)(h)	—	—	(0.07)	—
Adjusted EPS	$0.70	$0.69	$2.09	$2.13
(a)    Gross expenses included in integration and restructuring expenses were $9 million ($7 million after-tax) for the three months and $13 million ($10 million after-tax) for the nine months ended September 26, 2020 and $15 million ($15 million after-tax) for the three months and $56 million ($44 million after-tax) for the nine months ended September 28, 2019 and were recorded in the following income statement line items:
•Cost of products sold included income of $3 million for the three months and $4 million for the nine months ended September 26, 2020 and expenses of $12 million for the three months and $27 million for the nine months ended September 28, 2019;
•SG&A included expenses of $11 million for three months and $16 million for the nine months ended September 26, 2020 and $3 million for the three months and $29 million for the nine months ended September 28, 2019; and
•Other expense/(income) included expenses of $1 million for the three and nine months ended September 26, 2020.
(b)    Gross expenses included in deal costs were $9 million ($7 million after-tax) for the three and nine months ended September 26, 2020 and $6 million ($7 million after-tax) for the three months and $19 million ($18 million after-tax) for the nine months ended September 28, 2019 and were recorded in SG&A.
(c)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $70 million ($54 million after-tax) for the three months and expenses of $47 million ($35 million after-tax) for the nine months ended September 26, 2020 and expenses of $9 million ($7 million after-tax) for the three months and income of $30 million ($22 million after-tax) for the nine months ended September 28, 2019 and were recorded in cost of products sold.
(d)    Gross impairment losses, which were recorded in SG&A, included the following:
•Goodwill impairment losses of $300 million ($300 million after-tax) for the three months and $2.3 billion ($2.3 billion after-tax) for the nine months ended September 26, 2020 and $744 million ($717 million after-tax) for the nine months ended September 28, 2019; and
•Intangible asset impairment losses of $1.1 billion ($829 million after-tax) for the nine months ended September 26, 2020 and $5 million ($7 million after-tax) for the three months and $479 million ($381 million after-tax) for the nine months ended September 28, 2019.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of $2 million ($2 million after-tax) for the nine months ended September 26, 2020 and income of $244 million ($158 million after-tax) for the three months and $490 million ($348 million after-tax) for the nine months ended September 28, 2019 and were recorded in other expense/(income).
(f)    Gross expenses included in nonmonetary currency devaluation were $2 million ($2 million after-tax) for the three months and $6 million ($6 million after-tax) for the nine months ended September 26, 2020 and $4 million ($4 million after-tax) for the three months and $10 million ($10 million after-tax) for the nine months ended September 28, 2019 and were recorded in other expense/(income).
(g)    Gross expenses included in debt prepayment and extinguishment costs were $109 million ($82 million after-tax) for the nine months ended September 26, 2020 and $88 million ($62 million after-tax) for the three and nine months ended September 28, 2019 and were recorded in interest expense.
(h)    U.S. Tax Reform discrete income tax expense/(benefit) was a benefit of $81 million for the nine months ended September 26, 2020. The benefit primarily relates to the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform and subsequent clarification or interpretation of state tax laws.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 26, 2020. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 26, 2020, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2019, an outbreak of illness caused by a novel coronavirus called COVID-19 (“COVID-19”) was identified in Wuhan, China. On January 31, 2020, the United States declared a public health emergency related to COVID-19 and on March 11, 2020, the World Health Organization declared that the spread of COVID-19 qualified as a global pandemic. The continued spread of COVID-19 throughout the United States and the international community has had, and could continue to have, a negative impact on financial markets, on economic conditions, and on portions of our business. COVID-19 could negatively impact our business and results of operations in a number of ways, including, but not limited to, the following:
•a shutdown of one or more of our manufacturing facilities due to illness could significantly disrupt our production capabilities;
•a significant portion of our workforce could become unable to work, including as a result of illness or government restrictions;
•a decrease in demand for away-from-home establishments, resulting from government restrictions and social distancing measures, has adversely affected and may continue to adversely affect our foodservice operations;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended September 26, 2020 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
6/28/2020 - 8/1/2020	136,746	$32.29	—	$—
8/2/2020 - 8/29/2020	136,890	35.57	—	—
8/30/2020 - 9/26/2020	52,541	32.52	—	—
Total	326,177		—
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
(b)    We do not have any publicly-announced share repurchase plans or programs.

Item 6. Exhibits.

Exhibit No.	Descriptions
22.1	List of Guarantor Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.
104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	October 30, 2020
		By:	/s/ Paulo Basilio
Paulo Basilio
Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	October 30, 2020
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)