Form 10-K
period 2020-12-26
Kraft Heinz Co
filed 2021-02-17
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, was $20 billion. As of February 13, 2021, there were 1,223,175,747 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders expected to be held on May 6, 2021 are incorporated by reference into Part III hereof.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

Forward-Looking Statements
This Annual Report on Form 10-K contains a number of forward-looking statements. Words such as “anticipate,” “reflect,” “invest,” “see,” “make,” “expect,” “give,” “deliver,” “drive,” “believe,” “improve,” “assess,” “reassess,” “remain,” “evaluate,” “grow,” “will,” “plan,” “intend,” and variations of such words and similar future or conditional expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, impacts of accounting standards and guidance, growth, legal matters, taxes, costs and cost savings, impairments, and dividends. These forward-looking statements reflect management’s current expectations and are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impacts of the novel coronavirus COVID-19 (“COVID-19”) pandemic and government and consumer responses; operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; our ability to identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ownership structure; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws, regulations, and related interpretations and related legal claims or other regulatory enforcement actions, including additional risks and uncertainties related to any potential actions resulting from the Securities and Exchange Commission’s (the “SEC”) ongoing investigation, as well as potential additional subpoenas, litigation, and regulatory proceedings; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of future sales of our common stock in the public market; our ability to continue to pay a regular dividend and the amounts of any such dividends; unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and in various other nations where we do business; changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I
Item 1. Business.
General
We are driving transformation at The Kraft Heinz Company (Nasdaq: KHC), inspired by our Purpose, Let’s Make Life Delicious. Consumers are at the center of everything we do. With 2020 net sales of approximately $26 billion, we are committed to growing our iconic and emerging food and beverage brands on a global scale. We leverage our scale and agility to unleash the full power of Kraft Heinz across a portfolio of six consumer-driven product platforms. As global citizens, we’re dedicated to making a sustainable, ethical impact while helping feed the world in healthy, responsible ways.
On July 2, 2015, through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company, and H. J. Heinz Company changed its name to Kraft Heinz Foods Company.
Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Global Food Holdings, LP (“3G Global Food Holdings” and, together with its affiliates, “3G Capital”) (3G Capital together with Berkshire Hathaway, the “Sponsors”), following their acquisition of H. J. Heinz Company on June 7, 2013.
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2020 fiscal year was a 52-week period that ended on December 26, 2020, the 2019 fiscal year was a 52-week period that ended on December 28, 2019, and the 2018 fiscal year was a 52-week period that ended on December 29, 2018.
Reportable Segments:
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
See Note 22, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our geographic financial information by segment.
COVID-19 Pandemic:
In 2020 and continuing into 2021, the COVID-19 pandemic, along with government and consumer responses to the pandemic, caused, and continue to cause, uncertainty in the U.S. and global economies. The ongoing spread of COVID-19 throughout the United States and internationally, and measures implemented by governmental authorities in an attempt to contain the virus, including social distancing restrictions, shelter-in-place orders, and business shutdowns, have had and continue to have negative and positive implications for portions of our business. During 2020, COVID-19 produced a beneficial impact on our consolidated net sales results, as increased demand for our retail products more than offset declines in our foodservice (or away-from-home) business. We incurred additional COVID-19-related operating costs as we focused on meeting increased retail demand, adding additional sanitation measures, and providing personal protective equipment to our employees. While we expect volatility in the demand for our products to continue through the first quarter of 2021 and potentially beyond, particularly as it relates to our foodservice business, COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.

Resources
Trademarks and Intellectual Property:
Our trademarks are material to our business and are among our most valuable assets. Depending on the country, trademarks generally remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. Significant trademarks by segment based on net sales in 2020 were:

Majority Owned and Licensed Trademarks
United States	Kraft, Oscar Mayer, Heinz, Philadelphia, Velveeta, Lunchables, Planters, Maxwell House, Capri Sun*, Ore-Ida, Jell-O, Kool-Aid
International	Heinz, ABC, Master, Kraft, Golden Circle, Quero, Plasmon, Wattie’s, Pudliszki
Canada	Kraft, Philadelphia, Heinz, Classico, Maxwell House
    *Used under license.
We sell certain products under brands we license from third parties. In 2020, brands used under licenses from third parties included Capri Sun packaged drink pouches for sale in the United States, TGI Fridays frozen snacks and appetizers in the United States and Canada, McCafé ground, whole bean, and on-demand single cup coffees in the United States, and Taco Bell Home Originals Mexican-style food products in U.S. grocery stores. Our license to use the McCafé brand expired in the United States in July 2020 and in Canada in December 2019. In addition, in our agreements with Mondelēz International, Inc. (“Mondelēz International”), following the spin-off of Kraft from Mondelēz International in 2012, we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions for certain periods of time.
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
Raw Materials and Packaging:
We manufacture (and contract for the manufacture of) our products from a wide variety of raw materials. We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, tomatoes, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, wheat products, and cocoa products, to manufacture our products. In addition, we purchase and use significant quantities of resins, metals, and cardboard to package our products, and we use natural gas, electricity, and diesel fuel in the manufacturing and distribution of our products. For commodities that we use across many of our product categories, such as corrugated paper and energy, we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations. We source these commodities from a variety of providers, including large, international producers and smaller, local, independent sellers. Where appropriate, we seek to establish preferred purchaser status and have developed strategic partnerships with many of our suppliers with the objective of achieving favorable pricing and dependable supply for many of our commodities. The prices of raw materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, pandemics, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, and agricultural programs.
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

Research and Development
Our research and development efforts focus on achieving the following four objectives:
•product innovations, renovations, and new technologies to meet changing consumer needs and drive growth;
•world-class and uncompromising food safety, quality, and consistency;
•superior, customer-preferred product and package performance; and
•continuous process improvement and product optimization in pursuit of cost reductions.
Competition
Our products are sold in highly competitive marketplaces, which have experienced increased concentration and the growing presence of e-commerce retailers, large-format retailers, and discounters. Our competitors include large national and international food and beverage companies and numerous local and regional companies. We compete with both branded and private label products sold by retailers, wholesalers, and cooperatives. We compete on the basis of product innovation, price, product quality, nutritional value, service, taste, convenience, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy changing consumer preferences. Improving our market position or introducing new products requires substantial advertising and promotional expenditures.
Sales
Sales and Customers:
Our products are sold through our own sales organizations and through independent brokers, agents, and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, drug stores, value stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors, and institutions, including hotels, restaurants, hospitals, health care facilities, and certain government agencies. Our products are also sold online through various e-commerce platforms and retailers. Our largest customer, Walmart Inc., represented approximately 22% of our net sales in 2020 and approximately 21% of our net sales in both 2019 and 2018.
Additionally, we have key customers in different regions around the world; however, none of these customers are individually significant to our consolidated business. In 2020, the five largest customers in our United States segment accounted for approximately 50% of United States segment net sales, the five largest customers in our International segment accounted for approximately 18% of International segment net sales, and the five largest customers in our Canada segment accounted for approximately 76% of Canada segment net sales.
We manage our sales portfolio through six consumer-driven product platforms. A platform is a lens created for the portfolio based on a grouping of real consumer needs and includes the following for Kraft Heinz: Taste Elevation, Fast Fresh Meals, Easy Meals Made Better, Real Food Snacking, Flavorful Hydration, and Easy Indulgent Desserts. The platforms are modular and configurable by reportable segment and market. Further, each platform is assigned a role within our business to help inform our resource allocation and investment decisions, which are made at the reportable segment level. These roles include: Grow, Energize, and Stabilize. The role of a platform may also vary by reportable segment and market. The platform approach helps us to manage our business efficiently, including the oversight of our various product categories and brands, and transforms the way we plan for our growth.
Net Sales by Platform:
Net sales by platform as a percentage of consolidated net sales for the periods presented were:

	December 26, 2020	December 28, 2019	December 29, 2018
Taste Elevation	27%	27%	27%
Fast Fresh Meals	25%	24%	24%
Easy Meals Made Better	19%	17%	17%
Real Food Snacking	9%	9%	8%
Flavorful Hydration	6%	6%	6%
Easy Indulgent Desserts	4%	4%	3%
Other	10%	13%	15%

Net Sales by Product Category:
The product categories that contributed 10% or more to consolidated net sales in any of the periods presented were:

	December 26, 2020	December 28, 2019	December 29, 2018
Condiments and sauces	26%	26%	26%
Cheese and dairy	20%	20%	20%
Ambient foods	11%	10%	10%
Frozen and chilled foods	10%	9%	10%
Meats and seafood	10%	10%	10%
Seasonality
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
Government Regulation
The manufacture and sale of consumer food and beverage products is highly regulated. Our business operations, including the production, transportation, storage, distribution, sale, display, advertising, marketing, labeling, quality and safety of our products and their ingredients, and our occupational safety, health, and privacy practices, are subject to various laws and regulations. These laws and regulations are administered by federal, state, and local government agencies in the United States, as well as government entities and agencies outside the United States in markets where our products are manufactured, distributed, or sold. In the United States, our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, U.S. Department of Agriculture, Federal Trade Commission, Department of Labor, Department of Commerce, and Environmental Protection Agency, as well as various state and local agencies. We are also subject to numerous similar and other laws and regulations outside of the United States, including but not limited to laws and regulations governing food safety, health and safety, anti-corruption, and data privacy. In our business dealings, we are also required to comply with the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Trade Sanctions Reform and Export Enhancement Act, and various other anti-corruption regulations in the regions in which we operate. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business. In addition, regulatory regime changes may add cost and complexity to our compliance efforts.
Environmental Regulation:
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
As of December 26, 2020, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus, future costs associated with such matters may exceed current reserves.

Human Capital Management
We are driven by our Vision: To sustainably grow by delighting more consumers globally. We recognize that a strong company culture is vital to our success and to executing our Vision. We strive to create a culture of open communication and transparency. Our Values are We are consumer obsessed, We dare to do better every day, We champion great people, We demand diversity, We do the right thing, and We own it, and they are the foundation upon which our culture is built. They represent the expectations we have for ourselves and the environment we aspire to create for our Company.
We invest in attracting, developing, and retaining diverse, world-class talent and creating an engaging and inclusive culture that embodies our Purpose, Vision, and Values. As of December 26, 2020, we had approximately 38,000 employees globally. Driven by our Value of We champion great people, we are committed to supporting our employees’ health, safety, and professional development and to rewarding outstanding performance at every level. Our compensation, benefits, recognition, and LiveWell programs are designed to attract and retain highly skilled talent, meet individual and family needs, and inspire, celebrate, and engage our people and teams through active listening channels. Our Board of Directors (“Board”), through the Compensation Committee, oversees our human resources strategy and key policies and practices, including with respect to workplace environment and culture and talent development and retention.
Guided by our Values, we conduct a global engagement survey annually to provide our employees with an opportunity to share confidential and anonymous feedback with management in a variety of areas, including confidence in leadership, communication and collaboration, growth and career opportunities, available resources, and belonging. Leaders review the results to determine opportunities to reinvest in our people and develop action plans for their specific teams, as well as, our broader organization.
For more detailed information regarding our programs and initiatives related to our people and human capital management, please see the “People, Workplace and Culture” section of our 2020 Environmental Social Governance Report (“ESG Report”), located on our website at www.kraftheinzcompany.com/esg. The information on our website, including our ESG Report is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
Wellbeing and Safety:
Our employees’ health, safety, and wellbeing are our top priority. We create and administer company-wide policies and processes to protect the health, safety, and security of our employees, subcontractors, and all those who visit our facilities, and to comply with applicable regulations. We review and monitor our performance closely to drive continuous improvement.
In response to the emergence of COVID-19 in early 2020, we provided enhanced benefits and implemented additional workplace safety programs and processes in all our facilities. As the circumstances and impacts of COVID-19 evolve, we continue to evaluate our response and adapt to protect the health and safety of our employees, while supporting consumers and our communities.
Our global LiveWell program addresses physical, emotional, financial, and social health and wellbeing through speaker series, events, and initiatives. We have continued to champion the LiveWell program’s holistic approach to wellbeing in response to COVID-19 with enhanced programs, including healthcare benefits, disability, and employee assistance initiatives.
Diversity, Inclusion, and Belonging:
We live our Value of We demand diversity by focusing on three strategic areas: hiring and growing talent from diverse backgrounds and perspectives, developing inclusive leaders, and determining how to evaluate and report on our progress. In 2020, we launched our Global Inclusion Council, a cross-functional team of executive leaders and Board members, to help create strategic accountability for results and provide governance and oversight on our diversity, inclusion, and belonging initiatives.
Learning and Development:
Through Kraft Heinz Ownerversity we provide learning and development offerings to employees, including both custom internal training and external learning resources via both live and virtual learning experiences. These offerings enable employees to execute with excellence in their current roles, accelerate their learning curves, and grow great careers through continuous learning. With Ownerversity’s targeted platforms our employees can focus on timely and topical development areas including leadership, management excellence, functional capabilities, and diversity, inclusion, and belonging.
Rewards and Compensation:
Our Total Rewards philosophy is designed to provide an array of meaningful and flexible programs for our diverse workforce. Our reward programs complement our strategy and Values and enable us to attract and retain qualified individuals. They are market competitive and data-driven to sustain our high-performance and results-oriented culture.

Information about our Executive Officers
The following are our executive officers as of February 13, 2021:

Name	Age	Title
Miguel Patricio	54	Chief Executive Officer
Paulo Basilio	46	Global Chief Financial Officer
Carlos Abrams-Rivera	53	U.S. Zone President
Bruno Keller	39	Canada Zone President
Rashida La Lande	47	Senior Vice President, Global General Counsel and Head of ESG and Government Affairs; Corporate Secretary
Marcos Eloi Lima	43	Chief Procurement Officer
Rafael Oliveira	46	International Zone President
Flavio Torres	51	Head of Global Operations
Miguel Patricio became Chief Executive Officer in June 2019. Mr. Patricio had previously served as Chief of Special Global Projects-Marketing at Anheuser-Busch InBev SA/NV (“AB InBev”), a multinational drink and brewing holdings company, from January 2019 to June 2019. Prior to that, he served as the Chief Marketing Officer at AB InBev since 2012. Prior to his role as Chief Marketing Officer, Mr. Patricio served in various roles for AB InBev and its predecessor Companhia de Bebidas das Americas S.A. (“Ambev”) since joining Ambev in 1998, including as AB InBev’s Zone President Asia Pacific, Zone President North America, Vice President Marketing of North America, and Vice President Marketing. Mr. Patricio has also previously held several senior positions across the Americas at Philip Morris, The Coca-Cola Company, and Johnson & Johnson. Mr. Patricio also invests in the 3G Special Situation Fund III (the “Fund”); his investment represents less than 1% of the Fund’s assets.
Paulo Basilio became Global Chief Financial Officer in September 2019. Prior to that role, Mr. Basilio served as Chief Business Planning and Development Officer from July 2019 to September 2019 and served as President of the U.S. Commercial Business from October 2017 to June 2019. Mr. Basilio previously served as Executive Vice President and Chief Financial Officer upon the closing of the 2015 Merger until October 2017. He previously served as Chief Financial Officer of Heinz since June 2013. Previously, Mr. Basilio served as Chief Executive Officer of América Latina Logística (“ALL”), a logistics company, from September 2010 to June 2012, after having served in various roles at ALL, including Chief Operating Officer and Chief Financial Officer. Mr. Basilio has also been a partner of 3G Capital since July 2012.
Carlos Abrams-Rivera joined Kraft Heinz as U.S. Zone President in February 2020. Prior to joining Kraft Heinz, Mr. Abrams-Rivera served as Executive Vice President and President, Campbell Snacks of Campbell Soup Company (“Campbell”), a multinational food company, since May 2019. Prior to that role, Mr. Abrams-Rivera served as President, Campbell Snacks from March 2018 to May 2019 and President of Campbell’s Pepperidge Farm subsidiary from 2015 to March 2018. Prior to joining Campbell, Mr. Abrams-Rivera held various leadership roles at Mondelēz International and Kraft Foods Group, Inc.
Bruno Keller assumed his current role as Canada Zone President in September 2019. Previously, Mr. Keller had served as Head of Category Development for Canada since June 2018. From April 2017 to June 2018, he served as Managing Director for South Europe, and from June 2015 to April 2017, he served as Managing Director of Italy. Mr. Keller joined Kraft Heinz in 2014 as Director of Trade Marketing and Revenue Management in Italy. Prior to joining Kraft Heinz, Mr. Keller held management roles at AB InBev, Philip Morris, Pepsico, and Unilever.
Rashida La Lande joined Kraft Heinz as Senior Vice President, Global General Counsel and Corporate Secretary in January 2018. In October 2018, Ms. La Lande’s responsibilities expanded to include leadership of our corporate social responsibility and government affairs functions, and she was later appointed Head of Environmental Social Governance and Government Affairs (previously called Corporate Social Responsibility and Government Affairs) in addition to her role as Senior Vice President, Global General Counsel and Corporate Secretary. Prior to joining Kraft Heinz, Ms. La Lande was a partner at the law firm of Gibson, Dunn & Crutcher, where she practiced from October 2000 to January 2018, and where she advised clients with respect to mergers and acquisitions, leveraged buyouts, private equity deals, and joint ventures. Throughout Ms. La Lande’s career, she has advised companies and private equity sponsors in the consumer products, retail, financial services, and technology industries.
Marcos Eloi Lima became Chief Procurement Officer in October 2019. Prior to that role, Mr. Lima served as Advisor in the area of procurement since joining Kraft Heinz in July 2019. Prior to joining Kraft Heinz, Mr. Lima served in various roles in procurement and sustainability for AB InBev and its predecessors InBev NV and Ambev from March 1999 to July 2019, including most recently as Vice President Procurement & Sustainability Middle Americas Zone from October 2016 to July 2019 and Vice President Global Packaging Procurement from January 2014 to September 2016.

Rafael Oliveira assumed his current role as International Zone President in July 2019. Prior to that role, he served as Zone President of EMEA from October 2016 to June 2019 after serving as the Managing Director of Kraft Heinz UK & Ireland. Mr. Oliveira joined Kraft Heinz in July 2014 and served as President of Kraft Heinz Australia, New Zealand, and Papua New Guinea until September 2016. Prior to joining Kraft Heinz, Mr. Oliveira spent 17 years in the financial industry, the final 10 of which he held a variety of leadership positions with Goldman Sachs.
Flavio Torres joined Kraft Heinz as Head of Global Operations in January 2020. Prior to joining Kraft Heinz, Mr. Torres served as Global Operations VP of AB InBev from 2017 to 2019. Prior to that role, Mr. Torres served as Supply Chain VP at Ambev from 2014 to 2016. Mr. Torres served in positions of increasing responsibility during his tenure at AB InBev and its predecessors since joining Ambev in 1994.
Available Information
Our website address is www.kraftheinzcompany.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), are available free of charge on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Kraft Heinz, that are electronically filed with the SEC.
Item 1A. Risk Factors.
Industry Risks
The rapidly changing and uncertain COVID-19 pandemic, and government and consumer responses, could negatively impact our business and results of operations.
The continuing spread of COVID-19 throughout the United States and internationally and measures implemented by governmental authorities in an attempt to contain the virus, including social distancing restrictions, shelter-in-place orders, and business shutdowns, have had, and could continue to have, a negative impact on financial markets, economic conditions, and portions of our business. Although certain portions of our business have benefited, the impact of, and associated government and consumer responses to, COVID-19 could negatively impact our business and results of operations in a number of ways, which may be difficult to accurately estimate or forecast, including, but not limited to, the following:
•a shutdown of one or more of our manufacturing facilities due to illness could significantly disrupt our production capabilities;
•a significant portion of our workforce could become unable to work, including as a result of illness or government restrictions;
•a decrease in demand for away-from-home establishments has adversely affected, and may continue to adversely affect, our foodservice operations;
•a change in demand resulting from restrictions on social interactions has affected, and could continue to affect, customers’ and consumers’ plans to purchase our products;
•a change in demand for or availability of our products as a result of retailers, distributors, or carriers modifying their restocking, fulfillment, or shipping practices;
•a shift in consumer spending as a result of the economic downturn could result in consumers moving to private label or lower margin products;
•a slowdown or stoppage in our supply chain or the failure of our suppliers, vendors, distributors, or third-party manufacturers to meet their obligations to us or experience disruptions in their ability to do so;
•a strain on our supply chain could result from increased consumer demand at our retail customers, such as grocery stores, club stores, and value stores;
•a change in trade promotion and marketing activities, e.g., in response to changes in consumer viewing and shopping habits resulting from the cancellation of major events, travel restrictions, and in-store shopping practices, could adversely affect our current and future product sales;
•an impairment in the carrying amount of goodwill or intangible assets or a change in the useful life of definite-lived intangible assets has occurred and may again occur if there are sustained changes in government restrictions, consumer purchasing behaviors, or our financial results, particularly in our Canada Foodservice reporting unit, as there may be a heightened risk of impairment if there is a sustained decrease in demand in away-from-home establishments;

•a change in our five-year operating plan, which could cause a change in the allocation of investments among our reporting units, our growth expectations, and our fair value estimates, each of which could result in an impairment in the carrying amount of goodwill or intangible assets;
•an increase in working capital needs and/or an increase in trade receivables write-offs as a result of increased financial pressures on our suppliers or customers;
•an increase in commodity and other input costs could result from market volatility;
•a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;
•an increase in the cost of, or our difficulty in obtaining, debt or equity financing, or to refinance our debt in the future, could affect our financial condition or our ability to fund operations or future investment opportunities; and
•an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities including acquisitions and divestitures.
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
The potential effects of COVID-19 could also heighten the risks we face related to each of the risk factors disclosed below. As COVID-19 and its impacts are unprecedented and continuously evolving, the potential impacts to these risk factors remain uncertain. As a result, COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
We operate in a highly competitive industry.
The food and beverage industry is highly competitive across all of our product offerings. Our principal competitors in these categories are manufacturers as well as retailers with their own branded and private label products. We compete based on product innovation, price, product quality, nutritional value, service, taste, convenience, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy changing consumer preferences.
We may need to reduce our prices in response to competitive and customer pressures, including pressures related to private label products that are generally sold at lower prices. These pressures have restricted and may in the future continue to restrict our ability to increase prices in response to commodity and other cost increases. Failure to effectively assess, timely change, and properly set pricing, promotions, or trade incentives may negatively impact our ability to achieve our objectives.
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
We must distinguish between short-term trends and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer an array of products that satisfies a broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories or platforms, or if we do not rapidly develop products in faster-growing or more profitable categories, demand for our products could decrease, which could materially and adversely affect our product sales, financial condition, and operating results.

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
Retail customers, such as supermarkets, warehouse clubs, and food distributors in our major markets, may continue to consolidate, resulting in fewer but larger customers for our business across various channels. These larger customers may seek to leverage their positions to improve their profitability by demanding improved efficiency, lower pricing, more favorable terms, increased promotional programs, or specifically tailored product offerings. In addition, larger retailers have scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own private label products. Retail consolidation and increasing retailer power could materially and adversely affect our product sales, financial condition, and operating results.
Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance may have a corresponding adverse effect on us, which could be material. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases, which could materially and adversely affect our product sales, financial condition, and operating results.
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
Changes in our relationships with significant customers or suppliers, or in other business relationships, could adversely impact us.
We derive significant portions of our sales from certain significant customers (see Sales and Customers within Item 1, Business). Some or all of our significant customers may not continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers may demand lower pricing and focus on developing their own brands. The loss of a significant customer or a material reduction in sales or a change in the mix of products we sell to a significant customer could materially and adversely affect our product sales, financial condition, and operating results.
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
In addition, the financial condition of such customers, suppliers, and other significant contractual counterparties are affected in large part by conditions and events that are beyond our control. Significant deteriorations in the financial conditions of significant customers or suppliers, or in other business relationships, could materially and adversely affect our product sales, financial condition, and operating results.
Maintaining, extending, and expanding our reputation and brand image are essential to our business success.
We have many iconic brands with long-standing consumer recognition across the globe. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.

We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Negative perceptions of food and beverage marketing could adversely affect our brand image or lead to stricter regulations and scrutiny of our marketing practices. Moreover, adverse publicity about legal or regulatory action against us, our quality and safety, our environmental or social impacts, our products becoming unavailable to consumers, or our suppliers and, in some cases, our competitors, could damage our reputation and brand image, undermine our customers’ confidence, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Furthermore, existing or increased legal or regulatory restrictions on our advertising, consumer promotions, and marketing, or our response to those restrictions, could limit our efforts to maintain, extend, and expand our brands.
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
In nearly all of our product categories, we compete with branded products as well as private label products, which are typically sold at lower prices. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive such a change. If consumers prefer private label products, then we could lose market share or sales volumes, or our product mix could shift to lower margin offerings. A change in consumer preferences could also cause us to increase capital, marketing, and other expenditures, which could materially and adversely affect our product sales, financial condition, and operating results.
We may be unable to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories.
Our future results will depend on our ability to drive revenue growth in our key product categories or platforms as well as growth in the food and beverage industry in the countries in which we operate. Our future results will also depend on our ability to enhance our portfolio by adding innovative new products in faster-growing and more profitable categories and our ability to increase market share in our existing product categories. Our failure to drive revenue growth, limit market share decreases in our key product categories, or develop innovative products for new and existing categories could materially and adversely affect our product sales, financial condition, and operating results.
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
We could also be adversely affected if consumers lose confidence in the safety and quality of certain of our food products or ingredients, or the food safety system generally. Adverse attention about these types of concerns, whether or not valid, may damage our reputation, discourage consumers from buying our products, or cause production and delivery disruptions that could negatively impact our net sales and financial condition.
We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness, or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or fraud claim is unsuccessful, has no merit, or is not pursued to conclusion, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our product sales, financial condition, and operating results.

Business Risks
We may not successfully identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments.
From time to time, we have evaluated and may continue to evaluate acquisition candidates, alliances, joint ventures, or other investments that may strategically fit our business objectives, and we have divested and may consider divesting businesses that do not meet our strategic objectives or growth or profitability targets. These activities may present financial, managerial, and operational risks including, but not limited to, diversion of management’s attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, inability to effectively and immediately implement control environment processes across a diverse employee population, adverse effects on existing or acquired customer and supplier business relationships, and potential disputes with buyers, sellers, or partners. Activities in such areas are regulated by numerous antitrust and competition laws in the United States, Canada, the European Union, the United Kingdom, and other jurisdictions. We may be required to obtain approval of these transactions by competition authorities or to satisfy other legal requirements, and we may be unable to obtain such approvals or satisfy such requirements, each of which may result in additional costs, time delays, or our inability to complete such transactions.
To the extent we undertake acquisitions, alliances, joint ventures, investments, or other developments outside our core regions or in new categories, we may face additional risks related to such developments. For example, risks related to foreign operations include compliance with U.S. laws affecting operations outside of the United States, such as the FCPA, foreign currency exchange rate fluctuations, compliance with foreign regulations and laws, including tax laws, and exposure to politically and economically volatile developing markets. Any of these factors could materially and adversely affect our product sales, financial condition, and operating results.
To the extent we undertake divestitures, we may face additional risks related to such activities. For example, risks related to our ability to find appropriate buyers, execute transactions on favorable terms, separate divested business operations with minimal impact to our remaining operations, and effectively manage any transitional service arrangements. Further, our divestiture activities have in the past required, and may in the future require, us to recognize impairment charges. Any of these factors could materially and adversely affect our financial condition and operating results.
We may not be able to successfully execute our strategic initiatives.
We plan to continue to conduct strategic initiatives in various markets. Consumer demands, behaviors, tastes, and purchasing trends may differ in these markets and, as a result, our sales may not be successful or meet expectations, or the margins on those sales may be less than currently anticipated. We may also face difficulties integrating new business operations with our current sourcing, distribution, information technology systems, and other operations. Additionally, we may not successfully complete any planned strategic initiatives, including achieving any previously announced productivity efficiencies and financial targets, any new business may not be profitable or meet our expectations, or any divestiture may not be completed without disruption. Any of these challenges could hinder our success in new markets or new distribution channels, which could adversely affect our results of operations and financial condition.
Our international operations subject us to additional risks and costs and may cause our profitability to decline.
We are a global company with sales and operations in numerous countries within developed and emerging markets. Approximately 27% of our 2020 net sales were generated outside of the United States. As a result, we are subject to risks inherent in global operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section and also include:
•compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the FCPA;
•changes in the mix of earnings in countries with differing statutory tax rates, the valuation of deferred tax assets and liabilities, tax laws or their interpretations, or tax audit implications;
•the imposition of increased or new tariffs, quotas, trade barriers, or similar restrictions on our sales or imports, trade agreements, regulations, taxes, or policies that might negatively affect our sales or costs;
•foreign currency devaluations or fluctuations in foreign currency values;
•compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national, and multi-national regulations and laws in multiple jurisdictions;
•discriminatory or conflicting fiscal policies in or across foreign jurisdictions;
•changes in capital controls, including foreign currency exchange controls, governmental foreign currency policies, or other limits on our ability to import raw materials or finished product into various countries or repatriate cash from outside the United States;

•challenges associated with cross-border product distribution;
•changes in local regulations and laws, the uncertainty of enforcement of remedies in foreign jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources;
•risks and costs associated with political and economic instability, corruption, anti-American sentiment, and social and ethnic unrest in the countries in which we operate;
•the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application, and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;
•risks arising from the significant and rapid fluctuations in foreign currency exchange markets and the decisions made and positions taken to hedge such volatility;
•changing labor conditions and difficulties in staffing our operations;
•greater risk of uncollectible accounts or trade receivables and longer collection cycles; and
•design, implementation, and use of effective control environment processes across our diverse operations and employee base.
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
As of December 26, 2020, the Sponsors own approximately 44% of our common stock. Three of 11 members of our Board are partners and/or board members of 3G Capital and two members of our Board are officers and/or directors of Berkshire Hathaway and/or its affiliates. In addition, Paulo Basilio, our Global Chief Financial Officer, is a partner of 3G Capital. As a result, the Sponsors have the potential to exercise influence over management and have substantial control over Board decisions, including those affecting our capital structure, such as the issuance of additional capital stock, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration and amount of dividends. The Sponsors also have substantial control over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors, and approving mergers or sales of substantially all of our capital stock or our assets. In addition, to the extent that the Sponsors were to collectively hold a majority of our common stock, they together would have the power to take stockholder action by written consent to adopt amendments to our charter or take other actions, such as corporate transactions, that require the vote of holders of a majority of our outstanding common stock. Furthermore, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of our equity, they will continue to be able to strongly influence or effectively control our decisions.

We may be unable to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
We have implemented a number of initiatives, including development of an operations center and strategic long-term collaboration with suppliers, that we believe are important to position our business for future success and growth. We have evaluated and continue to evaluate changes to our organizational structure and operations to enable us to reduce costs, simplify or improve processes, and improve our competitiveness. Our future success may depend upon our ability to realize the benefits of these or other cost savings initiatives. In addition, certain of our initiatives may lead to increased costs in other aspects of our business such as increased conversion, outsourcing, or distribution costs. We must accurately predict costs and be efficient in executing any plans to achieve cost savings and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity. To capitalize on our efforts, we must carefully evaluate investments in our business and execute in those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from any cost-saving efforts, we could be cost disadvantaged in the marketplace, and our competitiveness, production, profitability, financial condition, and operating results could be adversely affected.
Financial Risks
Our level of indebtedness, as well as our ability to comply with covenants under our debt instruments, could adversely affect our business and financial condition.
We have a substantial amount of indebtedness and are permitted to incur a substantial amount of additional indebtedness, including secured debt. Our existing debt, together with any incurrence of additional indebtedness, could have important consequences, including, but not limited to:
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions, and general corporate or other purposes;
•resulting in a downgrade to our credit rating, which could adversely affect our cost of funds, including our commercial paper programs, liquidity, and access to capital markets;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•limiting our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are not as highly leveraged;
•making it more difficult for us to make payments on our existing indebtedness;
•requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, payments of dividends, capital expenditures, and future business opportunities;
•exposing us to risks related to fluctuations in foreign currency, as we earn profits in a variety of foreign currencies and the majority of our debt is denominated in U.S. dollars; and
•in the case of any additional indebtedness, exacerbating the risks associated with our substantial financial leverage.
In addition, we may not generate sufficient cash flow from operations or future debt or equity financings may not be available to us to enable us to pay our indebtedness or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or to refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.
Our indebtedness instruments contain customary representations, warranties, and covenants, including a financial covenant in our senior unsecured revolving credit facility (the “Senior Credit Facility”) to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)). The creditors who hold our debt could accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt. If our operating performance declines, or if we are unable to comply with any covenant, such as our ability to timely prepare and file our periodic reports with the SEC, we have in the past needed and may in the future need to obtain waivers from the required creditors under our indebtedness instruments to avoid being in default.
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
As of December 26, 2020, we maintain 15 reporting units, nine of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
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
As a result of our annual and interim impairment tests, we recognized goodwill impairment losses of $2.3 billion and indefinite-lived intangible asset impairment losses of $1.1 billion in 2020, goodwill impairment losses of $1.2 billion and indefinite-lived intangible asset impairment losses of $702 million in 2019, and goodwill impairment losses of $7.0 billion and indefinite-lived intangible asset impairment losses of $8.9 billion in 2018. Our reporting units and brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units and brands that have 20% or less excess fair value over carrying amount as of their latest 2020 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $7.5 billion as of their latest 2020 impairment testing date and included: Meal Foundations and Coffee (“MFC”), Canada Retail, Canada Foodservice, and Puerto Rico. Reporting units with between 10-20% fair value over carrying amount had an aggregate goodwill carrying amount of $12.5 billion as of their latest 2020 impairment testing date and included: Kids, Snacks, and Beverages (“KSB”) and Northern Europe. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $12.5 billion as of their latest 2020 impairment testing date and included: Enhancers, Specialty, and Away from Home (“ESA”) and Continental Europe. The Asia reporting unit had a fair value over carrying amount in excess of 50% and a goodwill carrying amount of $326 million as of its latest 2020 impairment testing date. Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $21.8 billion as of their latest 2020 impairment testing date and included: Kraft, Oscar Mayer, Velveeta, Miracle Whip, Planters, Maxwell House, Cool Whip, Classico, ABC, Plasmon, and Wattie’s (each of these brands had a fair value over carrying amount of less than 1% due to impairments recorded in the current and recent prior years). Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $4.1 billion as of their latest 2020 impairment testing date and included: Lunchables, A1, Ore-Ida, Stove Top, Jet Puffed, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.6 billion as of their latest 2020 impairment testing date. Although the remaining brands, with a carrying value of $9.3 billion, have more than 50% excess fair value over carrying amount as of their latest 2020 impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company by the Sponsors in 2013 and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

Our net sales and net income may be exposed to foreign exchange rate fluctuations.
We derive a substantial portion of our net sales from international operations. We hold assets and incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the British pound sterling, euro, Australian dollar, Canadian dollar, New Zealand dollar, Brazilian real, Indonesian rupiah, Chinese renminbi, and Indian rupee. Since our consolidated financial statements are reported in U.S. dollars, fluctuations in foreign currency exchange rates from period to period will have an impact on our reported results. We have implemented foreign currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, these hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. In addition, in certain circumstances, we may incur costs in one currency related to services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition.
Commodity, energy, and other input prices are volatile and could negatively affect our consolidated operating results.
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, tomatoes, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, wheat products, cocoa products, cucumbers, onions, other fruits and vegetables, spices, and flour to manufacture our products. In addition, we purchase and use significant quantities of resins, metals, cardboard, glass, plastic, paper, fiberboard, and other materials to package our products, and we use other inputs, such as natural gas, electricity, and water, to operate our facilities. We are also exposed to changes in oil prices, which influence both our packaging and transportation costs. Prices for commodities, energy, and other supplies are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, foreign currency fluctuations, severe weather, natural disasters, global climate change, health pandemics, crop failures, crop shortages due to plant disease or insect and other pest infestation, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect our operations. Furthermore, the cost of raw materials and finished products may fluctuate due to movements in cross-currency transaction rates. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
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
We use commodity futures, options, and swaps to economically hedge the price of certain input costs, including dairy products, meat products, coffee beans, sugar, vegetable oils, wheat products, corn products, cocoa products, packaging products, diesel fuel, and natural gas. We recognize gains and losses based on changes in the values of these commodity derivatives. We recognize these gains and losses in cost of products sold in our consolidated statements of income to the extent we utilize the underlying input in our manufacturing process. We recognize the unrealized gains and losses on these commodity derivatives in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results. Accordingly, changes in the values of our commodity derivatives may cause volatility in our gross profit and net income.

Regulatory Risks
Compliance with laws, regulations, and related interpretations and related legal claims or other regulatory enforcement actions could impact our business, and we face additional risks and uncertainties related to any potential actions resulting from the SEC’s ongoing investigation, as well as potential additional subpoenas, litigation, and regulatory proceedings.
As a large, global food and beverage company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Various laws and regulations govern production, storage, distribution, sales, advertising, labeling, including on-pack claims, information or disclosures, marketing, licensing, trade, labor, tax, environmental matters, privacy, and health and safety and data protection practices. Government authorities regularly change laws and regulations and their interpretations. Our compliance with new or revised laws and regulations, or the interpretation and application of existing laws and regulations, could materially and adversely affect our product sales, financial condition, and results of operations. As a consequence of the legal and regulatory environment in which we operate, we are faced with a heightened risk of legal claims and regulatory enforcement actions.
As previously disclosed on February 21, 2019, we received a subpoena in October 2018 from the SEC related to our procurement area, specifically the accounting policies, procedures, and internal controls related to our procurement function, including, but not limited to, agreements, side agreements, and changes or modifications to agreements with our suppliers. Following the receipt of this subpoena, we, together with external counsel and forensic accountants, and subsequently, under the oversight of the Audit Committee, conducted an internal investigation into our procurement area and related matters. The SEC has issued additional subpoenas seeking information related to our financial reporting, incentive plans, debt issuances, internal controls, disclosures, personnel, our assessment of goodwill and intangible asset impairments, our communications with certain stockholders, and other related information and materials in connection with its investigation. The United States Attorney’s Office for the Northern District of Illinois (“USAO”) is also reviewing this matter. The Kraft Heinz Company and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit, a class action lawsuit brought under the Employee Retirement Income Security Act (“ERISA”), a consolidated stockholder derivative action pending in federal court, and a consolidated stockholder derivative action pending in the Delaware Court of Chancery.
We are cooperating with the SEC and USAO and intend to vigorously defend the civil lawsuits. We are unable, at this time, to estimate our potential liability in these matters. In connection with the securities and ERISA class action lawsuits and the stockholder derivative actions, we may be required to pay judgments, settlements, or other penalties and incur other costs and expenses. See Item 3, Legal Proceedings, and Note 17, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.
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
We previously identified material weaknesses in our internal control over financial reporting, and if we fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, which could negatively impact our business, investor confidence, and the price of our common stock.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019, we identified a material weakness in the risk assessment component of internal control over financial reporting as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. This material weakness resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 29, 2018. This material weakness in risk assessment also contributed to a material weakness arising from supplier contracts and related arrangements. We completed remediation measures related to the material weaknesses and concluded that our internal control over financial reporting was effective as of June 27, 2020. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation, investigations, or penalties; negatively affect our liquidity, our access to capital markets, perceptions of our creditworthiness, our ability to complete acquisitions, our ability to maintain compliance with covenants under our debt instruments or derivative arrangements regarding the timely filing of periodic reports, or investor confidence in our financial reporting; or cause defaults, accelerations, or cross-accelerations under our debt instruments or derivative arrangements to the extent we are unable to obtain waivers from the required creditors or counterparties or to cure any breaches, any of which may require management resources or cause our stock price to decline.
A downgrade in our credit rating could adversely impact interest costs or access to future borrowings.
Our borrowing costs can be affected by short and long-term credit ratings assigned by rating organizations. A decrease in these credit ratings could limit our access to capital markets and increase our borrowing costs, which could materially and adversely affect our financial condition and operating results. In February 2020, Moody’s Investor Services, Inc. (“Moody’s”) affirmed our long-term credit rating of Baa3 with a negative outlook and Fitch Ratings (“Fitch”) and S&P Global Ratings (“S&P”) downgraded our long-term credit rating from BBB- to BB+ with a stable outlook from Fitch and a negative outlook from S&P. The downgrades by Fitch and S&P reduce our senior debt below investment grade, potentially resulting in higher borrowing costs on future financings and limiting access to our commercial paper program and other sources of funding which may result in us having to use more expensive sources of liquidity, such as our Senior Credit Facility. These downgrades do not constitute a default or event of default under our debt instruments. As of the date of this filing, we maintain a positive outlook from Fitch and a stable outlook from Moody’s and S&P.
Registered Securities Risks
Sales of our common stock in the public market could cause volatility in the price of our common stock or cause the share price to fall.
Sales of a substantial number of shares of our common stock in the public market, sales of our common stock by the Sponsors, or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. A sustained depression in the market price of our common stock has happened (which was a contributing factor to our decision to perform interim impairment tests for certain reporting units and brands in 2018 and 2019 for which we ultimately recorded impairment losses) and could in the future happen, which could also reduce our market capitalization below the book value of net assets, which could increase the likelihood of recognizing goodwill or indefinite-lived intangible asset impairment losses that could negatively affect our financial condition and results of operations.
Kraft Heinz, 3G Global Food Holdings, and Berkshire Hathaway entered into a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by 3G Global Food Holdings and Berkshire Hathaway, which represents all shares of our common stock held by the Sponsors as of the date of the closing of the 2015 Merger. As of December 26, 2020, registrable shares represented approximately 44% of all outstanding shares of our common stock. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, offers and sales of a large number of registrable shares may be made pursuant to an effective registration statement under the Securities Act in accordance with the terms of the registration rights agreement. Sales of our common stock by the Sponsors to other persons would likely result in an increase in the number of shares being traded in the public market and may increase the volatility of the price of our common stock.
Our ability to pay regular dividends to our stockholders and the amounts of any such dividends are subject to the discretion of the Board and may be limited by our financial condition, debt agreements, or limitations under Delaware law.
Although it is currently anticipated that we will continue to pay regular quarterly dividends, any such determination to pay dividends and the amounts thereof will be at the discretion of the Board and will be dependent on then-existing conditions, including our financial condition, income, legal requirements, including limitations under Delaware law, debt agreements, and other factors the Board deems relevant. The Board has previously decided, and may in the future decide, in its sole discretion, to change the amount or frequency of dividends or discontinue the payment of dividends entirely. For these reasons, stockholders will not be able to rely on dividends to receive a return on investment. Accordingly, realization of any gain on shares of our common stock may depend on the appreciation of the price of our common stock, which may never occur.

General Risk Factors
Unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate could adversely affect our ability to provide products to our customers or our results of operations.
We have a complex network of suppliers, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather or other geological events (including hurricanes, earthquakes, floods, or tsunamis), raw material shortages, natural disasters, fires or explosions, political unrest, geopolitical conflicts, terrorism, civil strife, acts of war, public corruption, expropriation, generalized labor unrest, or health pandemics, such as COVID-19, could damage or disrupt our operations or the operations of our customers, suppliers, co-manufacturers, distributors, or regulators. These factors include, but are not limited to:
•natural disasters or other disruptions at any of our facilities or our suppliers’ or distributors’ facilities may impair or delay the delivery of our products; and
•influenza or other pandemics, such as COVID-19, could disrupt production of our products, reduce demand for certain of our products, or disrupt the marketplace in the away-from-home or retail environment with consequent material adverse effects on our results of operations.
These or other disruptions may require additional resources to restore our supply chain or distribution network. While we insure against many of these events and certain business interruption risks and have policies and procedures to manage business continuity planning, such insurance may not compensate us for any losses incurred and our business continuity plans may not effectively resolve the issues in a timely manner. To the extent we are unable to respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations; to quickly repair damage to our information, production, or supply systems; or to financially mitigate the likelihood or potential impact of such events, or effectively manage them if they occur, we may be late in delivering, or unable to deliver, products to our customers or to track orders, inventory, receivables, and payables. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition, and results of operations.
Our performance may be adversely affected by economic and political conditions in the United States and in various other nations where we do business.
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Economic and financial uncertainties in our international markets, changes to major international trade arrangements, and the imposition of tariffs by certain foreign governments could negatively impact our operations and sales. Though the United Kingdom formally withdrew from the European Union (commonly referred to as “Brexit”) on January 31, 2020, some uncertainties remain around the current and future impacts of the provisional trade agreement signed on December 24, 2020. As a result, we continue to evaluate the risks associated with Brexit, including the potential for supply chain disruptions and foreign currency volatility. Other factors impacting our operations in the United States and in international locations where we do business include export and import restrictions, foreign currency exchange rates, foreign currency devaluation, cash repatriation restrictions, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, and political unrest. Certain of these factors may be subject to additional uncertainty as a result of, or related to, the recent change in the U.S. presidential administration. Such factors in either domestic or foreign jurisdictions, and our responses to them, could materially and adversely affect our product sales, financial condition, and operating results. For further information on Venezuela, see Note 15, Venezuela - Foreign Currency and Inflation, in Item 8, Financial Statements and Supplementary Data.
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
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks and other cybersecurity risks, telecommunication failures, user errors, catastrophic events, or other factors. If our information technology systems suffer severe damage, disruption, or shutdown, by unintentional or malicious actions of employees and contractors or by cyberattacks, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, reputational damage, transaction errors, processing inefficiencies, the leakage of confidential information, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.
In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs, fines, or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers, or suppliers.
Misuse, leakage, or falsification of information could result in violations of data privacy laws and regulations, damage to our reputation and credibility, loss of opportunities to acquire or divest of businesses or brands, and loss of our ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net sales. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, or to our suppliers or consumers, and may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
We are also subject to various laws and regulations that are continuously evolving and developing regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Such laws and regulations, as well as their interpretation and application, may vary from jurisdiction to jurisdiction, which can result in inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, adds a broad array of requirements with respect to personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. The California Consumer Privacy Act (“CCPA”), which became effective in January 2020, among other things, imposes additional requirements with respect to disclosure and deletion of personal information of California residents. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches. GDPR, CCPA, and other privacy and data protection laws may increase our costs of compliance and risks of non-compliance, which could result in substantial penalties.
Our results could be adversely impacted as a result of increased pension, labor, and people-related expenses.
Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing employee benefits in the United States, Canada, and other foreign jurisdictions, including pension, health and welfare, and severance benefits. Any declines in market returns could adversely impact the funding of pension plans, the assets of which are invested in a diversified portfolio of equity and fixed-income securities and other investments. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively bargained wage and benefit agreements.
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
We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, which represents the majority of our operations, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. Moreover, the recent change in the U.S. presidential administration may increase the likelihood of changes to the U.S. federal income tax laws. In addition, changes in tax laws resulting from the Organization for Economic Co-operation and Development’s (“OECD”) multi-jurisdictional plan of action to address base erosion and profit sharing (“BEPS”) could impact our effective tax rate. It is not currently possible to accurately determine the potential comprehensive impact of these or future changes, but these changes could have a material impact on our business and financial condition.
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
Changes in financial and capital markets, including market disruptions, limited liquidity, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. Our U.S. dollar variable rate debt uses LIBOR as a benchmark for determining interest rates and the Financial Conduct Authority in the United Kingdom intends to phase out the LIBOR rates associated with our outstanding variable rate debt by the end of June 2023. While we do not expect that the transition from LIBOR, including any legal or regulatory changes made in response to its future phase out, or the risks related to its discontinuance will have a material effect on our financing costs, the impact is uncertain at this time.
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
We manufacture our products in our network of manufacturing and processing facilities located throughout the world. As of December 26, 2020, we operated 81 manufacturing and processing facilities. We own 78 and lease three of these facilities. Our manufacturing and processing facilities count by segment as of December 26, 2020 was:

	Owned	Leased
United States	39	1
International	38	1
Canada	1	1
We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and are adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.

In the third quarter of 2020, we announced our plans to divest certain of our cheese businesses, including three owned manufacturing facilities in the United States. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on this transaction.
Item 3. Legal Proceedings.
See Note 17, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “KHC”. At February 13, 2021, there were approximately 45,000 holders of record of our common stock.
See Equity and Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of cash dividends declared on our common stock.
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor's (“S&P”) 500 Index and the S&P Consumer Staples Food and Soft Drink Products, which we consider to be our peer group. Companies included in the S&P Consumer Staples Food and Soft Drink Products index change periodically and are presented on the basis of the index as it is comprised on December 26, 2020. This graph covers the five-year period from December 31, 2015 (the last trading day of our fiscal year 2015) through December 24, 2020 (the last trading day of our fiscal year 2020). The graph shows total shareholder return assuming $100 was invested on December 31, 2015 and the dividends were reinvested on a daily basis.

	Kraft Heinz	S&P 500	S&P Consumer Staples Food and Soft Drink Products
December 31, 2015	$100.00	$100.00	$100.00
December 30, 2016	123.44	111.96	104.30
December 29, 2017	113.07	136.40	116.50
December 28, 2018	66.09	129.44	110.56
December 27, 2019	50.70	171.94	143.07
December 24, 2020	59.35	200.14	150.06
The above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Issuer Purchases of Equity Securities During the Three Months Ended December 26, 2020
Our share repurchase activity in the three months ended December 26, 2020 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/27/2020 — 10/31/2020	7,843	$31.93	—	$—
11/1/2020 — 11/28/2020	6,456	31.75	—	—
11/29/2020 — 12/26/2020	77,307	33.81	—	—
Total	91,606		—
(a)    Composed of the following types of share repurchase activity, when they occur: (1) shares repurchased in connection with the exercise of stock options (including periodic repurchases using option exercise proceeds), (2) shares withheld for tax liabilities associated with the vesting restricted stock units (“RSUs”), and (3) shares repurchased related to employee benefit programs (including our annual bonus swap program) or to offset the dilutive effect of equity issuances.
(b)    We do not have any publicly-announced share repurchase plans or programs.
Item 6. Selected Financial Data.
The following table presents selected consolidated financial data for the last five fiscal years.

	December 26, 2020 (52 weeks)	December 28, 2019 (52 weeks)	December 29, 2018 (52 weeks)	December 30, 2017 (52 weeks)	December 31, 2016 (52 weeks)
	(in millions, except per share data)
Period Ended:
Net sales	$26,185	$24,977	$26,268	$26,076	$26,300
Income/(loss)(a)(b)(c)(d)	361	1,933	(10,254)	10,932	3,606
Income/(loss) attributable to common shareholders(a)(b)(c)(d)	356	1,935	(10,192)	10,941	3,416
Income/(loss) per common share:
Basic(a)(b)(c)(d)	$0.29	$1.59	$(8.36)	$8.98	$2.81
Diluted(a)(b)(c)(d)	0.29	1.58	(8.36)	8.91	2.78

	December 26, 2020	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
	(in millions, except per share data)
As of:
Total assets(b)	$99,830	$101,450	$103,461	$120,092	$120,617
Long-term debt(e)	28,070	28,216	30,770	28,308	29,712
Cash dividends per common share	$1.60	$1.60	$2.50	$2.45	$2.35
(a)    The increases in income/(loss), income/(loss) attributable to common shareholders, and basic and diluted income/(loss) per common share in 2017 compared to 2016 were primarily driven by the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which was enacted in December 2017. See Note 10, Income Taxes, in Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information.

(b)    The decreases in income/(loss), income/(loss) attributable to common shareholders, and basic and diluted income/(loss) per common share in 2018 compared to 2017, and the decrease in total assets from December 30, 2017 to December 29, 2018, were primarily driven by non-cash impairment losses in 2018. See Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information.
(c)    The increases in income/(loss), income/(loss) attributable to common shareholders, and basic and diluted income/(loss) per common share in 2019 compared to 2018 were primarily driven by lower non-cash impairment losses in 2019. See Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information.
(d)    The decreases in income/(loss), income/(loss) attributable to common shareholders, and basic and diluted income/(loss) per common share in 2020 compared to 2019 were primarily driven by higher non-cash impairment losses in 2020. See Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information.
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
See Note 22, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our financial information by segment.
See below for discussion and analysis of our financial condition and results of operations for 2020 compared to 2019. See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, in Exhibit 99.1, Updated portions of The Kraft Heinz Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, of our Current Report on Form 8-K filed with the SEC on November 13, 2020, for a detailed discussion of our financial condition and results of operations for 2019 compared to 2018.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $2.3 billion and intangible asset impairment losses of $1.1 billion in 2020 compared to goodwill impairment losses of $1.2 billion and intangible asset impairment losses of $702 million in 2019. See Note 4, Acquisitions and Divestitures, and Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information on these impairment losses.
COVID-19 Impacts:
We have been actively monitoring the impact of COVID-19 on our business. In 2020, we experienced consolidated net sales growth compared to the prior year as higher demand for our retail products more than offset declines in our foodservice business. This increased demand for our retail products could reverse in the future if consumer purchasing behavior changes. We expect volatility in the demand for away-from-home establishments to continue through the first quarter of 2021 and potentially beyond, which is expected to negatively impact our foodservice business. However, COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.
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
Consolidated Results of Operations
Summary of Results:

	December 26, 2020	December 28, 2019	% Change
	(in millions, except per share data)
Net sales	$26,185	$24,977	4.8%
Operating income/(loss)	2,128	3,070	(30.7)%
Net income/(loss) attributable to common shareholders	356	1,935	(81.6)%
Diluted EPS	0.29	1.58	(81.6)%
Net Sales:

	December 26, 2020	December 28, 2019	% Change
	(in millions)
Net sales	$26,185	$24,977	4.8%
Organic Net Sales(a)	26,320	24,718	6.5%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2020 Compared to Fiscal Year 2019:
Net sales increased 4.8% to $26.2 billion in 2020 compared to $25.0 billion in 2019, despite the unfavorable impacts of divestitures (1.0 pp) and foreign currency (0.7 pp). Organic Net Sales increased 6.5% to $26.3 billion in 2020 compared to $24.7 billion in 2019, primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (3.4 pp) and higher pricing (3.1 pp). Favorable volume/mix in the United States and International segments more than offset unfavorable volume/mix in Canada, while pricing was higher across all segments.
Net Income/(Loss):

	December 26, 2020	December 28, 2019	% Change
	(in millions)
Operating income/(loss)	$2,128	$3,070	(30.7)%
Net income/(loss) attributable to common shareholders	356	1,935	(81.6)%
Adjusted EBITDA(a)	6,669	6,064	10.0%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2020 Compared to Fiscal Year 2019:
Operating income/(loss) decreased 30.7% to income of $2.1 billion in 2020 compared to $3.1 billion in 2019, primarily driven by higher non-cash impairment losses in the current year. Non-cash impairment losses were $3.4 billion in 2020 compared to $1.9 billion in 2019. The remaining change in operating income/(loss) was an increase of $572 million, primarily driven by higher Organic Net Sales in the current year, which more than offset increased variable compensation expenses, higher equity award compensation expense, investments in marketing, higher supply chain costs, higher general corporate expenses, unfavorable changes in key commodity costs (which we define as dairy, meat, coffee, and nuts), and the unfavorable impact of divestitures. See Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information on our non-cash impairment losses.
Net income/(loss) attributable to common shareholders decreased 81.6% to income of $356 million in 2020 compared to $1.9 billion in 2019. This change was driven by the operating income/(loss) factors described above (primarily higher non-cash impairment losses in the current year), unfavorable changes in other expense/(income), and higher interest expense, partially offset by lower tax expense in the current year.

•Other expense/(income) was $296 million of income in 2020 compared to $952 million of income in 2019. This change was primarily driven by a $2 million net loss on sales of businesses in 2020 compared to a $420 million net gain on sales of businesses in 2019, a $184 million decrease in non-cash amortization of prior service credits as compared to the prior year period, a $162 million net foreign exchange loss in 2020 compared to a $10 million net foreign exchange loss in 2019, and a $26 million loss on the dissolution of a joint venture. These impacts were partially offset by a $154 million net gain on derivative activities in 2020 compared to a $33 million net gain on derivative activities in 2019. As we estimate the amortization of prior service credits to be insignificant in 2021, we are forecasting a negative impact to other expense/(income) in 2021 compared to 2020 of approximately $114 million.
•Interest expense was $1.4 billion in 2020 compared to $1.4 billion in 2019. Our 2020 interest expense included a $124 million loss on extinguishment of debt recognized in connection with our tender offer and debt redemptions in 2020, as well as $22 million of interest expense related to the $4.0 billion drawn on our Senior Credit Facility in the first quarter of 2020 and repaid by the end of the second quarter of 2020. Our 2019 interest expense included a $98 million loss on extinguishment of debt recognized in connection with our tender offers and debt redemptions in 2019.
•Our effective tax rate was 65.0% in 2020 compared to 27.4% in 2019. Our 2020 effective tax rate was unfavorably impacted by rate reconciling items, primarily related to non-deductible goodwill impairments, the impact of the federal tax on global intangible low-taxed income (“GILTI”), and the revaluation of our deferred tax balances due to changes in international tax laws. These impacts were partially offset by a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the favorable impact of establishing certain deferred tax assets for state tax deductions. Our 2019 effective tax rate was unfavorably impacted by rate reconciling items, primarily related to non-deductible goodwill impairments, the impact of the federal tax on GILTI, an increase in uncertain tax position reserves, the establishment of certain state valuation allowance reserves, and the tax impacts from the sale of Heinz India Private Limited (“Heinz India Transaction”) and the sale of certain assets in our natural cheese business in Canada (“Canada Natural Cheese Transaction”). These impacts were partially offset by the reversal of certain withholding tax obligations and changes in estimates of certain 2018 U.S. income and deductions.
Adjusted EBITDA increased 10.0% to $6.7 billion in 2020 compared to $6.1 billion in 2019, despite the unfavorable impacts of divestitures (1.0 pp) and foreign currency (0.5 pp), as increases in the United States and International segments more than offset declines in Canada and higher general corporate expenses. Adjusted EBITDA growth was primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic.
Diluted EPS:

	December 26, 2020	December 28, 2019	% Change
	(in millions, except per share data)
Diluted EPS	$0.29	$1.58	(81.6)%
Adjusted EPS(a)	2.88	2.85	1.1%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Fiscal Year 2020 Compared to Fiscal Year 2019:
Diluted EPS decreased 81.6% to $0.29 in 2020 compared to $1.58 in 2019, primarily driven by the net income/(loss) attributable to common shareholders factors discussed above.

	December 26, 2020	December 28, 2019	$ Change	% Change
Diluted EPS	$0.29	$1.58	$(1.29)	(81.6)%
Integration and restructuring expenses	—	0.07	(0.07)
Deal costs	—	0.02	(0.02)
Unrealized losses/(gains) on commodity hedges	—	(0.04)	0.04
Impairment losses	2.59	1.38	1.21
Losses/(gains) on sale of business	(0.01)	(0.23)	0.22
Nonmonetary currency devaluation	—	0.01	(0.01)
Debt prepayment and extinguishment costs	0.08	0.06	0.02
U.S. Tax Reform discrete income tax expense/(benefit)	(0.07)	—	(0.07)
Adjusted EPS(a)	$2.88	$2.85	$0.03	1.1%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.39
Results of divested operations			(0.04)
Interest expense			(0.01)
Other expense/(income)			(0.17)
Effective tax rate and other			(0.14)
			$0.03
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 1.1% to $2.88 in 2020 compared to $2.85 in 2019 primarily due to higher Adjusted EBITDA, which more than offset unfavorable changes in other expense/(income), higher taxes on adjusted earnings in the current period, and higher equity award compensation expense. Unfavorable changes in other expense/(income) were primarily due to lower non-cash amortization of prior service credits in the current year.
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

Net Sales:

	December 26, 2020	December 28, 2019
	(in millions)
Net sales:
United States	$19,204	$17,844
International	5,341	5,251
Canada	1,640	1,882
Total net sales	$26,185	$24,977
Organic Net Sales:

	2020 Compared to 2019
	December 26, 2020	December 28, 2019
	(in millions)
Organic Net Sales(a):
United States	$19,204	$17,844
International	5,455	5,211
Canada	1,661	1,663
Total Organic Net Sales	$26,320	$24,718
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
2020 Compared to 2019
United States	7.6%	0.0 pp	0.0 pp	7.6%	3.5 pp	4.1 pp
International	1.7%	(2.7) pp	(0.3) pp	4.7%	2.1 pp	2.6 pp
Canada	(12.8)%	(1.1) pp	(11.6) pp	(0.1)%	2.2 pp	(2.3) pp
Kraft Heinz	4.8%	(0.7) pp	(1.0) pp	6.5%	3.1 pp	3.4 pp
Adjusted EBITDA:

	December 26, 2020	December 28, 2019
	(in millions)
Segment Adjusted EBITDA:
United States	$5,557	$4,829
International	1,058	1,004
Canada	389	487
General corporate expenses	(335)	(256)
Depreciation and amortization (excluding integration and restructuring expenses)	(955)	(985)
Integration and restructuring expenses	(15)	(102)
Deal costs	(8)	(19)
Unrealized gains/(losses) on commodity hedges	6	57
Impairment losses	(3,413)	(1,899)
Equity award compensation expense (excluding integration and restructuring expenses)	(156)	(46)
Operating income/(loss)	2,128	3,070
Interest expense	1,394	1,361
Other expense/(income)	(296)	(952)
Income/(loss) before income taxes	$1,030	$2,661

United States:

	2020 Compared to 2019
	December 26, 2020	December 28, 2019	% Change
	(in millions)
Net sales	$19,204	$17,844	7.6%
Organic Net Sales(a)	19,204	17,844	7.6%
Segment Adjusted EBITDA	5,557	4,829	15.1%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2020 Compared to Fiscal Year 2019:
Net sales and Organic Net Sales both increased 7.6% to $19.2 billion in 2020 compared to $17.8 billion in 2019, driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (4.1 pp) and higher pricing (3.5 pp). Favorable volume/mix was primarily driven by consumption growth across nearly all retail categories, most significantly in condiments and sauces, cheese, and boxed dinners. This growth was partially offset by lower foodservice sales and the negative impact from exiting the McCafé licensing agreement. Higher pricing was primarily driven by reduced promotional activity, primarily in capacity-constrained areas, higher list prices in select categories, and increases to offset unfavorable key commodity costs, primarily in dairy.
Segment Adjusted EBITDA increased 15.1% to $5.6 billion in 2020 compared to $4.8 billion in 2019. This increase was primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic, as pricing gains, increased volume and favorable product and channel mix, and productivity savings more than offset manufacturing and logistics cost inflation, increased variable compensation expenses, investments in marketing, COVID-19-related operating costs, and unfavorable changes in key commodity costs.
International:

	2020 Compared to 2019
	December 26, 2020	December 28, 2019	% Change
	(in millions)
Net sales	$5,341	$5,251	1.7%
Organic Net Sales(a)	5,455	5,211	4.7%
Segment Adjusted EBITDA	1,058	1,004	5.4%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2020 Compared to Fiscal Year 2019:
Net sales increased 1.7% to $5.3 billion in 2020 compared to $5.3 billion in 2019, despite the unfavorable impacts of foreign currency (2.7 pp, including 0.5 pp from the devaluation of the Venezuelan bolivar) and divestitures (0.3 pp). Organic Net Sales increased 4.7% to $5.5 billion in 2020 compared to $5.2 billion in 2019, driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Organic Net Sales growth was driven by favorable volume/mix (2.6 pp) and higher pricing (2.1 pp). Favorable volume/mix was primarily driven by consumption-led growth in condiments and sauces and boxed dinners, which more than offset a significant decline in foodservice-related sales and, to a lesser extent, infant nutrition shipments. Higher pricing was primarily driven by increases in Latin America, Australia, and the United Kingdom.
Segment Adjusted EBITDA increased 5.4% to $1.1 billion in 2020 compared to $1.0 billion in 2019. This increase was primarily driven by the continued growth of at-home consumption due, in part, to the COVID-19 pandemic, as Organic Net Sales growth more than offset higher supply chain costs, increased variable compensation expenses, and the unfavorable impact of foreign currency (2.4 pp, including 1.4 pp from the devaluation of the Venezuelan bolivar).

Canada:

	2020 Compared to 2019
	December 26, 2020	December 28, 2019	% Change
	(in millions)
Net sales	$1,640	$1,882	(12.8)%
Organic Net Sales(a)	1,661	1,663	(0.1)%
Segment Adjusted EBITDA	389	487	(20.2)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2020 Compared to Fiscal Year 2019:
Net sales decreased 12.8% to $1.6 billion in 2020 compared to $1.9 billion in 2019, primarily due to the unfavorable impacts of divestitures (11.6 pp) and foreign currency (1.1 pp). Organic Net Sales decreased 0.1% to $1.7 billion in 2020 compared to $1.7 billion in 2019, primarily due to unfavorable volume/mix (2.3 pp), which more than offset higher pricing (2.2 pp). Unfavorable volume/mix was primarily due to lower foodservice-related sales and the negative impact from exiting the McCafé licensing agreement, which more than offset the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Pricing was higher primarily driven by price increases in cheese.
Segment Adjusted EBITDA decreased 20.2% to $389 million in 2020 compared to $487 million in 2019, despite the continued growth of at-home consumption due, in part, to the COVID-19 pandemic. Segment Adjusted EBITDA decreased primarily due to the unfavorable impact of divestitures (10.6 pp), higher supply chain costs, the negative impact from exiting the McCafé licensing agreement, as well as the unfavorable impact of foreign currency (1.0 pp), which more than offset pricing gains compared to the prior year period.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. We recorded advertising expenses of $646 million in 2020, $534 million in 2019, and $584 million in 2018, which represented costs to obtain physical advertisement spots in television, radio, print, digital, and social channels. We also incur other advertising and marketing costs such as shopper marketing, sponsorships, and agency advertisement conception, design, and public relations fees. Total advertising and marketing costs were $1.2 billion in 2020 and $1.1 billion in both 2019 and 2018.
Goodwill and Intangible Assets:
As of December 26, 2020, we maintain 15 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate carrying amount of $33.1 billion as of December 26, 2020. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $42.3 billion as of December 26, 2020.
We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
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
In 2020, the COVID-19 pandemic produced a short-term beneficial financial impact for our consolidated results. Retail sales increased due to higher than anticipated consumer demand for our products. The foodservice channel, however, experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our ESA and Canada Foodservice reporting units are the most exposed of our reporting units to the long-term impacts to away-from-home establishments. Our U.S. Foodservice (now included within ESA) and Canada Foodservice reporting units were both impaired during our most recent annual impairment test, reflecting our best estimate at that time of the future outlook and risks of these businesses. The ESA and Canada Foodservice reporting units maintain an aggregate goodwill carrying amount of approximately $11.7 billion as of December 26, 2020. A number of factors could result in further future impairments of our foodservice businesses, including but not limited to: continued mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
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
As detailed in Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our reporting units and brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units and brands that have 20% or less excess fair value over carrying amount as of their latest 2020 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.

Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $7.5 billion as of their latest 2020 impairment testing date and included: MFC, Canada Retail, Canada Foodservice, and Puerto Rico. Reporting units with between 10-20% fair value over carrying amount had an aggregate goodwill carrying amount of $12.5 billion as of their latest 2020 impairment testing date and included: KSB and Northern Europe. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $12.5 billion as of their latest 2020 impairment testing date and included: ESA and Continental Europe. The Asia reporting unit had a fair value over carrying amount in excess of 50% and a goodwill carrying amount of $326 million as of its latest 2020 impairment testing date. Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $21.8 billion as of their latest 2020 impairment testing date and included: Kraft, Oscar Mayer, Velveeta, Miracle Whip, Planters, Maxwell House, Cool Whip, Classico, ABC, Plasmon, and Wattie’s (each of these brands had a fair value over carrying amount of less than 1% due to impairments recorded in the current and recent prior years). Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $4.1 billion as of their latest 2020 impairment testing date and included: Lunchables, A1, Ore-Ida, Stove Top, Jet Puffed, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.6 billion as of their latest 2020 impairment testing date. Although the remaining brands, with an aggregate carrying amount of $9.3 billion, have more than 50% excess fair value over carrying amount as of their latest 2020 impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company by the Sponsors in 2013 and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
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
As detailed in Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, in the third quarter of 2020, we entered into a definitive agreement with an affiliate of Groupe Lactalis (“Lactalis”) to sell certain assets in our global cheese business, as well as to license certain trademarks, for total consideration of approximately $3.3 billion (the “Cheese Transaction”). The total consideration includes approximately $1.5 billion attributed to the Kraft and Velveeta licenses that we will grant to Lactalis and approximately $75 million attributed to the Cracker Barrel license that Lactalis will grant to us, the amounts of which were based on the estimated fair values of the licensed portion of each brand. We utilized the excess earnings method under the income approach to estimate the fair value of the licensed portion of the Kraft brand and the relief from royalty method under the income approach to estimate the fair value of the licensed portions of the Velveeta brand and the Cracker Barrel brand. Some of the more significant assumptions inherent in estimating these fair values include the estimated future annual net sales and net cash flows for each brand, contributory asset charges, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future earnings attributable to each brand. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, and guideline companies. As of December 26, 2020, we assessed the fair value less costs to sell of the net assets to be transferred to Lactalis and determined that their estimated fair value exceeded their carrying amount.

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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 10% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the latest 2020 impairment testing date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$7.5	6.5%	6.8%	0.5%	1.8%
Brands (excess earnings method)	16.3	7.0%	7.8%	0.8%	1.5%
Brands (relief from royalty method)	5.5	7.1%	9.0%	0.5%	4.0%	5.0%	20.0%
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 10-20% excess fair value over carry amount, as well as the goodwill or brand carrying amounts, as of the latest 2020 impairment testing date for each reporting unit or brand, were as follows:

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
If we had changed the assumptions used to estimate the fair value of our reporting units and our brands with 10% or less excess fair value over carrying amount, as of the latest 2020 impairment testing date for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(2.1)	$2.6	$1.1	$(1.0)
Brands (excess earnings method)	(1.1)	1.3	0.5	(0.5)
Brands (relief from royalty method)	(0.3)	0.4	0.2	(0.2)	$0.4	$(0.4)

If we had changed the assumptions used to estimate the fair value of our reporting units and our brands with 10-20% excess fair value over carrying amount, as of the latest 2020 impairment testing date for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point				100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(2.3)	$2.8	$1.1	$(1.0)
Brands (excess earnings method)	(0.1)	0.1	—	—
Brands (relief from royalty method)	(0.2)	0.3	0.1	(0.1)	$0.3	$(0.3)
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
For our postretirement benefit plans, our 2021 health care cost trend rate assumption will be 6.2%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate the weighted average assumed ultimate trend rate will be 4.8%. The year in which the ultimate trend rate is reached varies by plan, ranging between the years 2021 and 2030. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
Our 2021 discount rate assumption will be 2.7% for service cost and 1.6% for interest cost for our postretirement plans. Our 2021 discount rate assumption will be 3.0% for service cost and 2.1% for interest cost for our U.S. pension plans and 2.1% for service cost and 1.2% for interest cost for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
Our 2021 expected return on plan assets will be 4.4% (net of applicable taxes) for our postretirement plans. Our 2021 expected rate of return on plan assets will be 4.1% for our U.S. pension plans and 3.1% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by re-balancing between asset classes as we make contributions and monthly benefit payments.

While we do not anticipate further changes in the 2021 assumptions for our U.S. and non-U.S. pension and postretirement benefit plans, as a sensitivity measure, a 100-basis-point change in our discount rate or a 100-basis-point change in the expected rate of return on plan assets would have the following effects, increase/(decrease) in cost (in millions):

	U.S. Plans		Non-U.S. Plans
	100-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease
Effect of change in discount rate on pension costs	$13	$(29)	$11	$(4)
Effect of change in expected rate of return on plan assets on pension costs	(45)	45	(30)	30
Effect of change in discount rate on postretirement costs	(6)	6	(1)	(1)
Effect of change in expected rate of return on plan assets on postretirement costs	(11)	11	—	—
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
New Accounting Pronouncements
See Note 3, New Accounting Standards, in Item 8, Financial Statements and Supplementary Data, for a discussion of new accounting pronouncements.
Contingencies
See Note 17, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for a discussion of our contingencies.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, nuts, tomatoes, potatoes, soybean and vegetable oils, sugar and other sweeteners, corn products, wheat products, and cocoa products, to manufacture our products. In addition, we purchase and use significant quantities of resins, metals, and cardboard to package our products, and we use natural gas, electricity, and diesel fuel in the manufacturing and distribution of our products. We continuously monitor worldwide supply and cost trends of these commodities.
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. In 2020, we experienced cost increases for dairy and meat, while costs for nuts and coffee decreased. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.

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
Liquidity and Capital Resources
In February 2020, Fitch and S&P downgraded our long-term credit rating from BBB- to BB+. These downgrades adversely affect our ability to access the commercial paper market. In addition, we could experience an increase in interest costs as a result of the downgrades. These downgrades do not constitute a default or event of default under any of our debt instruments. Limitations on or elimination of our ability to access the commercial paper program may require us to borrow under the Senior Credit Facility, if necessary to meet liquidity needs. Our ability to borrow under the Senior Credit Facility is not affected by the downgrades. As of the date of this filing, our long-term debt is rated BB+ by both Fitch and S&P and Baa3 by Moody’s, with a positive outlook from Fitch and a stable outlook from Moody’s and S&P.
On March 12, 2020, we provided notice to our lenders to borrow the full available amount under our Senior Credit Facility so that a total of $4.0 billion was drawn in the first quarter of 2020. This action was a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic. We repaid the full $4.0 billion revolver draw during the second quarter of 2020.
We believe that cash generated from our operating activities and Senior Credit Facility will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations, payment of our anticipated quarterly dividends, planned capital expenditures, restructuring expenditures, and contributions to our postemployment benefit plans for the next 12 months. An additional potential source of liquidity is access to capital markets. We intend to use our cash on hand for daily funding requirements.
Cash Flow Activity for 2020 Compared to 2019:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $4.9 billion for the year ended December 26, 2020 compared to $3.6 billion for the year ended December 28, 2019. This increase was primarily driven by higher Adjusted EBITDA and favorable changes in accounts payable and other current liabilities, largely due to the timing of payments.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $522 million for the year ended December 26, 2020 compared to net cash provided by investing activities of $1.5 billion for the year ended December 28, 2019. This change was primarily driven by proceeds from our Canada Natural Cheese Transaction and Heinz India Transaction received in 2019 and lower proceeds from our net investment hedges in 2020 compared to 2019, partially offset by cash paid to acquire Primal Nutrition, LLC in 2019 and lower capital expenditures in 2020 compared to 2019. We expect 2021 capital expenditures to be approximately $900 million. However, given the COVID-19 pandemic, our estimates of capital expenditures are subject to change. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on the Canada Natural Cheese Transaction, Heinz India Transaction, and the acquisition of Primal Nutrition, LLC.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $3.3 billion for the year ended December 26, 2020 compared to $3.9 billion for the year ended December 28, 2019. This decrease was primarily driven by higher proceeds received from long-term debt issuances and lower repayments of long-term debt in 2020 compared to 2019. See Note 18, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our long-term debt issuances and debt repayments.
Cash Held by International Subsidiaries:
Of the $3.4 billion cash and cash equivalents on our consolidated balance sheet at December 26, 2020, $910 million was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. As of December 26, 2020 and December 28, 2019, we had recorded a deferred tax liability of approximately $20 million on approximately $300 million of historic earnings related to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $740 million at December 26, 2020 and $370 million at December 28, 2019.
Borrowing Arrangements:
We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at December 26, 2020, at December 28, 2019, or during the year ended December 26, 2020. The maximum amount of commercial paper outstanding during the year ended December 28, 2019 was $200 million.
We maintain our Senior Credit Facility, which, following the execution of the Commitment Increase Amendment on October 9, 2020, provides aggregate commitments of $4.1 billion through July 6, 2023 and $4.0 billion through July 6, 2024. Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $900 million. $4.0 billion was drawn on our Senior Credit Facility during the first quarter of 2020. We repaid the full $4.0 billion revolver draw during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at December 26, 2020, at December 28, 2019, or during the years ended December 28, 2019 and December 29, 2018.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of December 26, 2020.
Long-Term Debt:
Our long-term debt, including the current portion, was $28.3 billion at December 26, 2020 and $29.2 billion at December 28, 2019. This decrease was primarily related to the $2.1 billion aggregate principal amount of certain senior notes that were validly tendered in May 2020, the $1.3 billion aggregate principal amount of senior notes redeemed in June 2020, the $302 million aggregate principal amount of senior notes redeemed in October 2020, the $405 million aggregate principal amount of senior notes that were repaid at maturity in February 2020, and the $200 million aggregate principal amount of senior notes and 500 million Canadian dollars aggregate principal amount of senior notes that we repaid at maturity in July 2020. These decreases to long-term debt were partially offset by the $3.5 billion aggregate principal amount of senior notes issued in May 2020. We used the proceeds from the issuance of these senior notes to fund our tender offers in May 2020 and to pay fees and expenses in connection therewith, and to fund our debt redemptions in June 2020. We used cash on hand to fund our debt redemption in October 2020.
As a result of the senior notes issued in May 2020 and the settlement of our tender offers in May 2020 and our debt redemptions in June 2020, we extinguished aggregate principal amounts of senior notes of approximately $539 million that were due to mature in February 2021 and approximately $300 million that were due to mature in June 2021.
We repaid approximately $111 million aggregate principal amount of senior notes on February 10, 2021. We have aggregate principal amount of senior notes of approximately $34 million maturing in September 2021. We expect to fund these long-term debt repayments primarily with cash on hand and cash generated from our operating activities.
In September 2020, we entered into the Cheese Transaction for total consideration of approximately $3.3 billion, including approximately $3.2 billion of cash consideration. The Cheese Transaction is expected to close in the first half of 2021, subject to customary closing conditions, including regulatory approvals. We expect to use post-tax transaction proceeds primarily to repay long-term debt. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on the Cheese Transaction.

Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of December 26, 2020.
See Note 18, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information related to our long-term debt.
Supplemental Guarantor Information:
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for certain debt securities, with an effective date of January 4, 2021. We chose to voluntarily adopt the amended rules effective for the quarterly period ended June 27, 2020 and for all periods thereafter.
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary (the “Guarantee”). See Note 18, Debt, in Item 8, Financial Statements and Supplementary Data, for additional descriptions of these guarantees.
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
Summarized Statement of Income

December 26, 2020
Net sales	$18,119
Gross profit(a)	6,778
Goodwill impairment losses	300
Intercompany service fees and other recharges	4,297
Operating income/(loss)	1,195
Equity in earnings/(losses) of subsidiaries	477
Net income/(loss)	356
Net income/(loss) attributable to common shareholders	356
(a)    In 2020, the Obligor Group recorded $427 million of net sales to the non-guarantor subsidiaries and $54 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

December 26, 2020
ASSETS
Current assets	$6,978
Current assets due from affiliates(a)	3,233
Non-current assets	5,562
Goodwill	10,510
Intangible assets, net	2,475
Non-current assets due from affiliates(b)	207
LIABILITIES
Current liabilities	$4,611
Current liabilities due to affiliates(a)	5,160
Non-current liabilities	30,251
Non-current liabilities due to affiliates(b)	2,000
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
Aggregate Contractual Obligations:
The following table summarizes our contractual obligations at December 26, 2020 (in millions):

	Payments Due
	2021	2022-2023	2024-2025	2026 and Thereafter	Total
Long-term debt(a)	$1,364	$4,695	$4,571	$36,912	$47,542
Finance leases(b)	86	51	24	86	247
Operating leases(c)	157	213	142	284	796
Purchase obligations(d)	579	761	350	124	1,814
Other long-term liabilities(e)	36	95	147	182	460
Total	$2,222	$5,815	$5,234	$37,588	$50,859
(a)    Amounts represent the expected cash payments of our long-term debt, including interest on variable and fixed rate long-term debt. Interest on variable rate long-term debt is calculated based on interest rates at December 26, 2020.
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

Pension plan contributions were $15 million in 2020. We estimate that 2021 pension plan contributions will be approximately $14 million. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for 2021. Beyond 2021, we are unable to reliably estimate the timing of contributions to our pension plans. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors. As such, estimated pension plan contributions for 2021 have been excluded from the above table.
Postretirement benefit plan contributions were $12 million in 2020. We estimate that 2021 postretirement benefit plan contributions will be approximately $14 million. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for 2021. Beyond 2021, we are unable to reliably estimate the timing of contributions to our postretirement benefit plans. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors. As such, estimated postretirement benefit plan contributions for 2021 have been excluded from the above table.
At December 26, 2020, the amount of net unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $491 million. The timing of payments will depend on the progress of examinations with tax authorities. We do not expect a significant tax payment related to these obligations within the next year. We are unable to make a reasonably reliable estimate as to if or when any significant cash settlements with taxing authorities may occur; therefore, we have excluded the amount of net unrecognized tax benefits from the above table.
Equity and Dividends
We paid common stock dividends of $2.0 billion in both 2020 and 2019 and $3.2 billion in 2018. Additionally, on February 11, 2021, our Board declared a cash dividend of $0.40 per share of common stock, which is payable on March 26, 2021 to shareholders of record on March 12, 2021.
The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board deems relevant to its analysis and decision making.
Non-GAAP Financial Measures
The non-GAAP financial measures we provide in this report should be viewed in addition to, and not as an alternative for, results prepared in accordance with U.S. GAAP.
To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Organic Net Sales, Adjusted EBITDA, and Adjusted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), diluted earnings per share (“EPS”), or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
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
Adjusted EPS is defined as diluted EPS excluding, when they occur, the impacts of integration and restructuring expenses, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, other losses/(gains) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), debt prepayment and extinguishment costs, and U.S. Tax Reform discrete income tax expense/(benefit), and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. We believe Adjusted EPS provides important comparability of underlying operating results, allowing investors and management to assess operating performance on a consistent basis.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
2020
United States	$19,204	$—	$—	$19,204
International	5,341	(114)	—	5,455
Canada	1,640	(21)	—	1,661
Kraft Heinz	$26,185	$(135)	$—	$26,320

2019
United States	$17,844	$—	$—	$17,844
International	5,251	27	13	5,211
Canada	1,882	—	219	1,663
Kraft Heinz	$24,977	$27	$232	$24,718

Year-over-year growth rates
United States	7.6%	0.0 pp	0.0 pp	7.6%	3.5 pp	4.1 pp
International	1.7%	(2.7) pp	(0.3) pp	4.7%	2.1 pp	2.6 pp
Canada	(12.8)%	(1.1) pp	(11.6) pp	(0.1)%	2.2 pp	(2.3) pp
Kraft Heinz	4.8%	(0.7) pp	(1.0) pp	6.5%	3.1 pp	3.4 pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	December 26, 2020	December 28, 2019
Net income/(loss)	$361	$1,933
Interest expense	1,394	1,361
Other expense/(income)	(296)	(952)
Provision for/(benefit from) income taxes	669	728
Operating income/(loss)	2,128	3,070
Depreciation and amortization (excluding integration and restructuring expenses)	955	985
Integration and restructuring expenses	15	102
Deal costs	8	19
Unrealized losses/(gains) on commodity hedges	(6)	(57)
Impairment losses	3,413	1,899
Equity award compensation expense (excluding integration and restructuring expenses)	156	46
Adjusted EBITDA	$6,669	$6,064

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	December 26, 2020	December 28, 2019
Diluted EPS	$0.29	$1.58
Integration and restructuring expenses(a)	—	0.07
Deal costs(b)	—	0.02
Unrealized losses/(gains) on commodity hedges(c)	—	(0.04)
Impairment losses(d)	2.59	1.38
Losses/(gains) on sale of business(e)	(0.01)	(0.23)
Nonmonetary currency devaluation(f)	—	0.01
Debt prepayment and extinguishment costs(g)	0.08	0.06
U.S. Tax Reform discrete income tax expense/(benefit)(h)	(0.07)	—
Adjusted EPS	$2.88	$2.85
(a)    Gross expenses/(income) included in integration and restructuring expenses were income of $2 million ($3 million after-tax) in 2020 and expenses of $108 million ($83 million after-tax) in 2019 and were recorded in the following income statement line items:
•Cost of products sold included income of $20 million in 2020 and expenses of $48 million in 2019;
•SG&A included expenses of $35 million in 2020 and $54 million in 2019; and
•Other expense/(income) included income of $17 million in 2020 and expenses of $6 million in 2019.
(b)    Gross expenses included in deal costs were $8 million ($6 million after-tax) in 2020 and $19 million ($18 million after-tax) in 2019 and were recorded in SG&A.
(c)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $6 million ($4 million after-tax) in 2020 and income of $57 million ($43 million after-tax) in 2019 and were recorded in cost of products sold.
(d)    Gross impairment losses included the following:
•Goodwill impairment losses of $2.3 billion ($2.3 billion after-tax) in 2020 and $1.2 billion ($1.2 billion after-tax) in 2019, which were recorded in SG&A;
•Intangible asset impairment losses of $1.1 billion ($829 million after-tax) in 2020 and $702 million ($537 million after-tax) in 2019, which were recorded in SG&A; and
•Property, plant and equipment asset impairment losses of $14 million ($1 million after-tax) in 2020, which were recorded in cost of products sold.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of $2 million (income of $6 million after-tax) in 2020 and income of $420 million ($275 million after-tax) in 2019 and were recorded in other expense/(income).
(f)    Gross expenses included in nonmonetary currency devaluation were $6 million ($6 million after-tax) in 2020 and $10 million ($10 million after-tax) in 2019 and were recorded in other expense/(income).
(g)    Gross expenses included in debt prepayment and extinguishment costs were $124 million ($93 million after-tax) in 2020 and $98 million ($73 million after-tax) in 2019 and were recorded in interest expense.
(h)    U.S. Tax Reform discrete income tax expense/(benefit) was a benefit of $81 million in 2020. The benefit in 2020 primarily relates to the revaluation of our deferred tax balances due to changes in state tax laws following U.S. Tax Reform and subsequent clarification or interpretation of state tax laws. See Note 10, Income Taxes, in Item 8, Financial Statements and Supplementary Data, for additional information.

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
Effect of Hypothetical 10% Fluctuation in Market Prices:
The potential gain or loss on the fair value of our outstanding commodity contracts, foreign exchange contracts, and cross-currency swap contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	December 26, 2020	December 28, 2019
Commodity contracts	$39	$43
Foreign currency contracts	141	73
Cross-currency swap contracts	433	412
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
Effect of Hypothetical 1% Fluctuation in LIBOR:
Based on our current variable rate debt balance as of December 26, 2020, a hypothetical 1% increase in LIBOR would have an insignificant impact on our annual interest expense. The Financial Conduct Authority in the United Kingdom will be phasing out the LIBOR rates associated with our outstanding variable rate debt by the end of June 2023. Given our current variable rate debt outstanding, we do not anticipate a significant impact to our annual interest expense as a result of the transition.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The Kraft Heinz Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Kraft Heinz Company and its subsidiaries (the “Company”) as of December 26, 2020 and December 28, 2019, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 26, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 19 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Goodwill Impairment Assessments
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $33.1 billion as of December 26, 2020. Management tests reporting units for impairment annually as of the first day of the second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. Management recognized non-cash impairment losses of $2.3 billion for the year ended December 26, 2020. Management generally utilizes the discounted cash flow method under the income approach to estimate the fair value of reporting units. As disclosed by management, management’s cash flow projections included significant judgments and assumptions related to net sales, cost of products sold, selling, general and administrative costs (SG&A), depreciation and amortization, working capital, capital expenditures, income tax rates, discount rates, long-term growth rates, and other market factors.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net sales, cost of products sold, SG&A, discount rates and long-term growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the fair value estimates and (iv) evaluating the significant assumptions related to net sales, cost of products sold, SG&A, discount rates and long-term growth rates. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, discount rates and long-term growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s discounted cash flow method and (ii) the discount rate and long-term growth rate assumptions.
Indefinite-Lived Intangible Assets Impairment Assessment
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance, which consists primarily of individual brands, was $42.3 billion as of December 26, 2020. Management tests brands for impairment annually as of the first day of the second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. Brands are tested for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a brand exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount. Management recognized non-cash impairment losses of $1.1 billion for the year ended December 26, 2020. As disclosed by management, management utilizes either an excess earnings method or relief from royalty method to estimate the fair value of its brands. Using the excess earnings method, management’s cash flow projections included significant judgments and assumptions relating to net sales, cost of products sold, SG&A, contributory asset charges, income tax considerations, long-

term growth rates, discount rates, and other market factors. Using the relief from royalty method, management’s cash flow projections included significant judgments and assumptions related to net sales, royalty rates, income tax considerations, long-term growth rates, discount rates, and other market factors.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the brands; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method and net sales, royalty rates, long-term growth rates and discount rates for the relief from royalty method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessment, including controls over the valuation of the Company’s indefinite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the excess earnings and relief from royalty methods; (iii) testing the completeness and accuracy of underlying data used in the fair value estimates; and (iv) evaluating the significant assumptions used by management related to net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method and net sales, royalty rates, long-term growth rates and discount rates for the relief from royalty method. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method and net sales, royalty rates, long-term growth rates and discount rates for the relief from royalty method involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the individual brands; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s excess earnings and relief from royalty methods and (ii) the royalty rate, long-term growth rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 17, 2021

We have served as the Company’s or its predecessors' auditor since 1979.

The Kraft Heinz Company
Consolidated Statements of Income
(in millions, except per share data)

	December 26, 2020	December 28, 2019	December 29, 2018
Net sales	$26,185	$24,977	$26,268
Cost of products sold	17,008	16,830	17,347
Gross profit	9,177	8,147	8,921
Selling, general and administrative expenses, excluding impairment losses	3,650	3,178	3,190
Goodwill impairment losses	2,343	1,197	7,008
Intangible asset impairment losses	1,056	702	8,928
Selling, general and administrative expenses	7,049	5,077	19,126
Operating income/(loss)	2,128	3,070	(10,205)
Interest expense	1,394	1,361	1,284
Other expense/(income)	(296)	(952)	(168)
Income/(loss) before income taxes	1,030	2,661	(11,321)
Provision for/(benefit from) income taxes	669	728	(1,067)
Net income/(loss)	361	1,933	(10,254)
Net income/(loss) attributable to noncontrolling interest	5	(2)	(62)
Net income/(loss) attributable to common shareholders	$356	$1,935	$(10,192)
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.29	$1.59	$(8.36)
Diluted earnings/(loss)	0.29	1.58	(8.36)
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Comprehensive Income
(in millions)

	December 26, 2020	December 28, 2019	December 29, 2018
Net income/(loss)	$361	$1,933	$(10,254)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	327	246	(1,187)
Net deferred gains/(losses) on net investment hedges	(321)	1	284
Amounts excluded from the effectiveness assessment of net investment hedges	26	22	7
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(17)	(16)	(7)
Net deferred gains/(losses) on cash flow hedges	144	(10)	99
Amounts excluded from the effectiveness assessment of cash flow hedges	24	29	2
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(116)	(41)	(44)
Net actuarial gains/(losses) arising during the period	(27)	(70)	58
Prior service credits/(costs) arising during the period	—	1	3
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(118)	(234)	(118)
Total other comprehensive income/(loss)	(78)	(72)	(903)
Total comprehensive income/(loss)	283	1,861	(11,157)
Comprehensive income/(loss) attributable to noncontrolling interest	8	5	(76)
Comprehensive income/(loss) attributable to common shareholders	$275	$1,856	$(11,081)
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Balance Sheets
(in millions, except per share data)

	December 26, 2020	December 28, 2019
ASSETS
Cash and cash equivalents	$3,417	$2,279
Trade receivables (net of allowances of $48 at December 26, 2020 and $33 at December 28, 2019)	2,063	1,973
Inventories	2,554	2,721
Prepaid expenses	351	384
Other current assets	574	618
Assets held for sale	1,863	122
Total current assets	10,822	8,097
Property, plant and equipment, net	6,876	7,055
Goodwill	33,089	35,546
Intangible assets, net	46,667	48,652
Other non-current assets	2,376	2,100
TOTAL ASSETS	$99,830	$101,450
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$6	$6
Current portion of long-term debt	230	1,022
Trade payables	4,304	4,003
Accrued marketing	946	647
Interest payable	358	384
Other current liabilities	2,200	1,804
Liabilities held for sale	17	9
Total current liabilities	8,061	7,875
Long-term debt	28,070	28,216
Deferred income taxes	11,462	11,878
Accrued postemployment costs	243	273
Other non-current liabilities	1,751	1,459
TOTAL LIABILITIES	49,587	49,701
Commitments and Contingencies (Note 17)
Redeemable noncontrolling interest	—	—
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,228 shares issued and 1,223 shares outstanding at December 26, 2020; 1,224 shares issued and 1,221 shares outstanding at December 28, 2019)	12	12
Additional paid-in capital	55,096	56,828
Retained earnings/(deficit)	(2,694)	(3,060)
Accumulated other comprehensive income/(losses)	(1,967)	(1,886)
Treasury stock, at cost (5 shares at December 26, 2020 and 3 shares at December 28, 2019)	(344)	(271)
Total shareholders' equity	50,103	51,623
Noncontrolling interest	140	126
TOTAL EQUITY	50,243	51,749
TOTAL LIABILITIES AND EQUITY	$99,830	$101,450
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2017	$12	$58,634	$8,495	$(1,054)	$(224)	$207	$66,070
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(10,192)	—	—	(50)	(10,242)
Other comprehensive income/(loss)	—	—	—	(889)	—	(14)	(903)
Dividends declared-common stock ($2.50 per share)	—	—	(3,048)	—	—	—	(3,048)
Dividends declared-noncontrolling interest ($174.76 per share)	—	—	—	—	—	(12)	(12)
Cumulative effect of accounting standards adopted in the period	—	—	(97)	—	—	—	(97)
Exercise of stock options, issuance of other stock awards, and other	—	89	(11)	—	(58)	(13)	7
Balance at December 29, 2018	12	58,723	(4,853)	(1,943)	(282)	118	51,775
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,935	—	—	6	1,941
Other comprehensive income/(loss)	—	—	—	(79)	—	7	(72)
Dividends declared-common stock ($1.60 per share)	—	(1,959)	—	—	—	—	(1,959)
Dividends declared-noncontrolling interest ($75.63 per share)	—	—	—	—	—	(5)	(5)
Cumulative effect of accounting standards adopted in the period	—	—	(136)	136	—	—	—
Exercise of stock options, issuance of other stock awards, and other	—	64	(6)	—	11	—	69
Balance at December 28, 2019	12	56,828	(3,060)	(1,886)	(271)	126	51,749
Net income/(loss) excluding redeemable noncontrolling interest	—	—	356	—	—	15	371
Other comprehensive income/(loss)	—	—	—	(81)	—	3	(78)
Dividends declared-common stock ($1.60 per share)	—	(1,973)	—	—	—	—	(1,973)
Dividends declared-noncontrolling interest ($75.32 per share)	—	—	—	—	—	(4)	(4)
Exercise of stock options, issuance of other stock awards, and other	—	241	10	—	(73)	—	178
Balance at December 26, 2020	$12	$55,096	$(2,694)	$(1,967)	$(344)	$140	$50,243
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 26, 2020	December 28, 2019	December 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$361	$1,933	$(10,254)
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	969	994	983
Amortization of postretirement benefit plans prior service costs/(credits)	(122)	(306)	(339)
Equity award compensation expense	156	46	33
Deferred income tax provision/(benefit)	(343)	(293)	(1,967)
Postemployment benefit plan contributions	(27)	(32)	(76)
Goodwill and intangible asset impairment losses	3,399	1,899	15,936
Nonmonetary currency devaluation	6	10	146
Loss/(gain) on sale of business	2	(420)	15
Other items, net	81	(46)	160
Changes in current assets and liabilities:
Trade receivables	(26)	140	(2,280)
Inventories	(266)	(277)	(251)
Accounts payable	207	(58)	(23)
Other current assets	46	52	(146)
Other current liabilities	486	(90)	637
Net cash provided by/(used for) operating activities	4,929	3,552	2,574
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipts on sold receivables	—	—	1,296
Capital expenditures	(596)	(768)	(826)
Payments to acquire business, net of cash acquired	—	(199)	(248)
Proceeds from net investment hedges	25	590	24
Proceeds from sale of business, net of cash disposed	—	1,875	18
Other investing activities, net	49	13	24
Net cash provided by/(used for) investing activities	(522)	1,511	288
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(4,697)	(4,795)	(2,713)
Proceeds from issuance of long-term debt	3,500	2,967	2,990
Debt prepayment and extinguishment costs	(116)	(99)	—
Proceeds from revolving credit facility	4,000	—	—
Repayments of revolving credit facility	(4,000)	—	—
Proceeds from issuance of commercial paper	—	557	2,784
Repayments of commercial paper	—	(557)	(3,213)
Dividends paid	(1,958)	(1,953)	(3,183)
Other financing activities, net	(60)	(33)	(28)
Net cash provided by/(used for) financing activities	(3,331)	(3,913)	(3,363)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	62	(6)	(132)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	1,138	1,144	(633)
Balance at beginning of period	2,280	1,136	1,769
Balance at end of period	$3,418	$2,280	$1,136
NON-CASH INVESTING ACTIVITIES:
Beneficial interest obtained in exchange for securitized trade receivables	$—	$—	$938
CASH PAID DURING THE PERIOD FOR:
Interest	$1,286	$1,306	$1,322
Income taxes, net of refunds	1,027	974	543
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation
Organization
On July 2, 2015 (the “2015 Merger Date”) through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company (“Kraft Heinz”). Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. and 3G Global Food Holdings, LP (together, the “Sponsors”), following their acquisition of H. J. Heinz Company on June 7, 2013.
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2020 fiscal year was a 52-week period that ended on December 26, 2020, the 2019 fiscal year was a 52-week period that ended on December 28, 2019, and the 2018 fiscal year was a 52-week period that ended on December 29, 2018.
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
Considerations Related to COVID-19
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
See Note 9, Goodwill and Intangible Assets, Note 12, Postemployment Benefits, and Note 18, Debt, for further discussion of COVID-19 considerations.

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
Held for Sale
At December 26, 2020, we classified certain assets and liabilities as held for sale in our consolidated balance sheet, primarily relating to the divestiture of certain of our cheese businesses, a business in our International segment, and certain manufacturing equipment and land use rights across the globe. At December 28, 2019, the assets and liabilities identified as held for sale in our consolidated balance sheet primarily related to businesses in our International segment, as well as certain manufacturing equipment and land use rights across the globe. See Note 4, Acquisitions and Divestitures, for additional information.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. We recorded advertising expenses of $646 million in 2020, $534 million in 2019, and $584 million in 2018, which represented costs to obtain physical advertisement spots in television, radio, print, digital, and social channels. We also incur other advertising and marketing costs such as shopper marketing, sponsorships, and agency advertisement conception, design, and public relations fees. Total advertising and marketing costs were $1.2 billion in 2020 and $1.1 billion in both 2019 and 2018.
Research and Development Expense:
We expense costs as incurred for product research and development within SG&A. Research and development expenses were approximately $119 million in 2020, $112 million in 2019, and $109 million in 2018.

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
Cash and Cash Equivalents:
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage is classified in other current assets or other non-current assets, as applicable, on the consolidated balance sheets.
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
Hosted Cloud Computing Arrangement that is a Service Contract:
Deferred implementation costs for hosted cloud computing service arrangements are stated at historical cost and amortized on a straight-line basis over the term of the hosting arrangement that the implementation costs relate to. Deferred implementation costs for these arrangements are included in prepaid expenses and amortized to SG&A. The corresponding cash flows related to these arrangements will be reported within operating activities. We review the deferred implementation costs for impairment when we believe the deferred costs may no longer be recoverable. Such conditions could include situations where the arrangement is not expected to provide substantive service potential, a significant change occurs in the manner in which the arrangement is used or expected to be used, including early cancellation or termination of the arrangement, or situations where the arrangement has had, or will have, a significant change made to it. In instances where we have concluded that an impairment exists, we accelerate the deferred costs on the consolidated balance sheet for immediate expense recognition in SG&A.
Goodwill and Intangible Assets:
We maintain 15 reporting units, nine of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
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
See Note 9, Goodwill and Intangible Assets, for additional information.

Leases:
We determine whether a contract is or contains a lease at contract inception based on the presence of identified assets and our right to obtain substantially all the economic benefit from or to direct the use of such assets. When we determine a lease exists, we record a right-of-use (“ROU”) asset and corresponding lease liability on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
We do not record lease contracts with a term of 12 months or less on our consolidated balance sheets.
We recognize fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, we recognize amortization expense over the shorter of the estimated useful life of the underlying assets or the lease term. In instances of title transfer, expense is recognized over the useful life. Interest expense on a finance lease is recognized using the effective interest method over the lease term.
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
Our lease agreements do not include significant restrictions or covenants, and residual value guarantees are generally not included within our leases.
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
Our designated and undesignated derivative contracts include:
•Net investment hedges. We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We manage this risk by utilizing derivative and non-derivative instruments, including cross-currency swap contracts, foreign exchange contracts, and certain foreign denominated debt designated as net investment hedges. We exclude the interest accruals and any off-market values on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals and any amortization of off-market values on cross-currency swap contracts in net income/(loss) within interest expense. We amortize the forward points on foreign exchange contracts into net income/(loss) within interest expense over the life of the hedging relationship.
•Foreign currency cash flow hedges. We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Our principal foreign currency exposures that are hedged include the euro, British pound sterling, and Canadian dollar. These instruments include cross-currency swap contracts and foreign exchange forward and option contracts. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment. We exclude the interest accruals on cross-currency swap contracts (when interest is not a hedged item) and the forward points and option premiums or discounts on foreign exchange contracts from the assessment and measurement of hedge effectiveness and amortize such amounts into net income/(loss) in the same line item as the underlying hedged item over the life of the hedging relationship.
•Interest rate cash flow hedges. From time to time, we have used derivative instruments, including interest rate swaps, as part of our interest rate risk management strategy. We have primarily used interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations.
•Commodity derivatives. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity purchase contracts primarily for dairy products, meat products, coffee beans, vegetable oils, sugar, wheat products, corn products, and cocoa products. These commodity purchase contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases and normal sales exception. We also use commodity futures, options, and swaps to economically hedge the price of certain commodity costs, including the commodities noted above, as well as packaging products, natural gas, and diesel fuel. We do not designate these commodity contracts as hedging instruments. We also occasionally use futures to economically cross hedge a commodity exposure.
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

Highly Inflationary Accounting:
We apply highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100%. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income/(loss), rather than accumulated other comprehensive income/(losses) on the balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela and Argentina. The net monetary assets of our subsidiary in Argentina were insignificant at December 26, 2020. See Note 15, Venezuela - Foreign Currency and Inflation, for additional information related to our subsidiary in Venezuela.
Note 3. New Accounting Standards
Accounting Standards Adopted in the Current Year
Measurement of Current Expected Credit Losses:
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13 to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU became effective in the first quarter of 2020. We adopted this ASU and guidance on our first day of 2020 and, based on the insignificant impact of this ASU on our financial statements, a cumulative-effect adjustment to retained earnings/(deficit) was not deemed necessary.
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

Disclosure Requirements for Certain Employer-Sponsored Benefit Plans:
In August 2018, the FASB issued ASU 2018-14 related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period. Additionally, this guidance eliminates certain previous disclosure requirements. This ASU became effective for our fiscal year ended December 26, 2020. We adopted this ASU for our annual disclosures and applied the ASU amendments on a retrospective basis to all periods presented as required. The adoption of this ASU did not have a significant impact on our financial statements.
Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762:
In March 2020, the Securities & Exchange Commission (the “SEC”) issued SEC Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, with an effective date of January 4, 2021 and early adoption permitted. The final rules amended disclosures in Rule 3-10 of Regulation S-X to replace the previously required condensed consolidating financial information with summarized financial information of the issuer and the guarantor and, among other things, require expanded qualitative disclosures. We chose to voluntarily comply with the amended rules effective for the quarterly period ended June 27, 2020, and for all periods thereafter, and we elected to provide the required information in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In October 2020, the FASB issued ASU 2020-09 to reflect the changes in disclosure requirements made by the SEC in the FASB Accounting Standards Codification (“ASC”).
Accounting Standards Not Yet Adopted
Simplifying the Accounting for Income Taxes:
In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU will be effective beginning in the first quarter of 2021. The adoption of this ASU will not have a significant impact on our financial statements and related disclosures.
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
The Primal Acquisition resulted in $124 million of tax deductible goodwill relating principally to planned expansion of the Primal Kitchen brand into new channels and categories. This goodwill was allocated to the United States segment.

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
The Cerebos Acquisition resulted in $25 million of non tax deductible goodwill relating principally to planned expansion of Cerebos brands into new categories and markets. This goodwill was allocated to the International segment.
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

We used carrying values as of the Cerebos Acquisition Date to value trade receivables and payables, as well as certain other current and non-current assets and liabilities, as we determined that they represented the fair value of those items at the Cerebos Acquisition Date.
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
Deal Costs:
Related to our acquisitions, we incurred aggregate deal costs of $2 million in 2019 and $20 million in 2018. We recognized these deal costs primarily in SG&A. There were no deal costs related to acquisitions in 2020.
Divestitures
Cheese Transaction:
In September 2020, we entered into a definitive agreement with an affiliate of Groupe Lactalis (“Lactalis”) to sell certain assets in our global cheese business, as well as to license certain trademarks, for total consideration of approximately $3.3 billion, including approximately $3.2 billion of cash consideration and approximately $75 million related to a perpetual license for the Cracker Barrel brand that Lactalis will grant to us for certain products (the “Cheese Transaction”). The Cheese Transaction has two primary components. The first component relates to the perpetual licenses for the Kraft and Velveeta brands that we will grant to Lactalis for certain cheese products (the “Kraft and Velveeta Licenses”). The second component relates to the net assets to be transferred to Lactalis (the “Disposal Group”), for which we recorded a $300 million impairment loss in the third quarter of 2020. We discuss the considerations related to each of these components in more detail below.
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
In the third quarter of 2020, we determined that the Disposal Group met the held for sale criteria. Accordingly, we have presented the assets and liabilities of the Disposal Group as held for sale on the consolidated balance sheet at December 26, 2020. As of September 15, 2020, the date the Disposal Group was determined to be held for sale, we tested the individual assets included within the Disposal Group for impairment. The net assets of the Disposal Group had an aggregate carrying amount above their $1.8 billion estimated fair value. We determined that the goodwill within the Disposal Group was partially impaired. Accordingly, we recorded a non-cash impairment loss of $300 million, which was recognized in SG&A, in the third quarter of 2020. As of December 26, 2020, we assessed the fair value less costs to sell of the net assets of the Disposal Group and determined that their estimated fair value exceeded their carrying amount.

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
The Cheese Transaction is expected to close in the first half of 2021, subject to customary closing conditions, including regulatory approvals. Upon closing of the Cheese Transaction, and in addition to any potential impairment losses identified related to the Kraft and Velveeta brands noted above, we may recognize a gain or loss on sale of business. While the consideration for the transaction is not expected to materially change, the actual gain or loss on sale of business to be recognized will depend on, among other things, final transaction proceeds, inventory levels, and underlying costs as of the closing date, and changes in the estimated fair values of certain components of the consideration.
We utilized the excess earnings method under the income approach to estimate the fair value of the licensed portion of the Kraft brand and the relief from royalty method under the income approach to estimate the fair value of the licensed portions of the Velveeta brand and the Cracker Barrel brand. Some of the more significant assumptions inherent in estimating these fair values include the estimated future annual net sales and net cash flows for each brand, contributory asset charges, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future earnings attributable to each brand. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, and guideline companies. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. See Note 9, Goodwill and Intangible Assets, for additional information on the underlying assumptions and sensitivities.
The Cheese Transaction is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it will not be reported as discontinued operations.
Other Potential Dispositions:
As of December 26, 2020, we were in negotiations with a prospective third-party buyer for the sale of one business in our International segment. We expect this potential transaction to close in the next 12 months. Related to this potential transaction, we recorded an estimated pre-tax loss of $71 million within other expense/(income) in the fourth quarter of 2019. We classified the related assets and liabilities as held for sale on the consolidated balance sheets at December 26, 2020 and December 28, 2019.
In the first quarter of 2020, we had deemed a separate business in our International segment held for sale and recorded an estimated pre-tax loss on sale of business of $3 million within other expense/(income). In the fourth quarter, we deemed this business no longer held for sale and reversed the corresponding pre-tax loss. The related assets and liabilities are no longer classified as held for sale on our consolidated balance sheet at December 26, 2020.
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
The components of the pre-tax gain recognized in 2019 were as follows (in millions):

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
In the first quarter of 2020, we recognized a pre-tax gain of approximately $1 million related to local India tax recoveries. In the fourth quarter of 2020, we adjusted the tax indemnity liabilities to fair value, resulting in a $3 million pre-tax loss on sale of business. Accordingly, we recognized a net pre-tax loss on sale of business of $2 million related to the Heinz India Transaction in 2020. This pre-tax loss was recognized within other expense/(income).
Canada Natural Cheese Transaction:
In November 2018, we entered into a definitive agreement with a third-party, Parmalat SpA (“Parmalat”), to sell certain assets in our natural cheese business in Canada for approximately 1.6 billion Canadian dollars (approximately $1.2 billion at the Canada Natural Cheese Closing Date (defined below)) (the “Canada Natural Cheese Transaction”). In connection with the Canada Natural Cheese Transaction, we transferred certain assets to Parmalat, including the intellectual property rights to Cracker Barrel in Canada and P’Tit Quebec globally. The Canada Natural Cheese Transaction closed on July 2, 2019 (the “Canada Natural Cheese Closing Date”). Related to the Canada Natural Cheese Transaction, we recognized a pre-tax gain of $242 million, which was included in other expense/(income) in 2019.
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
Deal Costs:
Related to our divestitures, we incurred aggregate deal costs of $8 million in 2020, $17 million in 2019, and $3 million in 2018. We recognized these deal costs in SG&A.

Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	December 26, 2020	December 28, 2019
ASSETS
Cash and cash equivalents	$33	$27
Inventories	385	21
Property, plant and equipment, net	257	25
Goodwill (net of impairment of $300 at December 26, 2020 and $0 at December 28, 2019)	281	—
Intangible assets, net	873	23
Other	34	26
Total assets held for sale	$1,863	$122
LIABILITIES
Other	$17	$9
Total liabilities held for sale	$17	$9
The balances held for sale at December 26, 2020 primarily related to the Cheese Transaction, a business in our International segment, and certain manufacturing equipment and land use rights across the globe. The balances held for sale at December 28, 2019 primarily related to businesses in our International segment, as well as certain manufacturing equipment and land use rights across the globe.
Subsequent Event
On February 10, 2021, we entered into a definitive agreement with Hormel Foods Corporation (“Hormel”) to sell certain assets in our global nuts business for cash consideration of approximately $3.4 billion (the “Nuts Transaction”). The net assets to be transferred in the Nuts Transaction include, among other things, our intellectual property rights to the Planters brand and to the Corn Nuts brand, three manufacturing facilities in the U.S., and the associated inventories. We are currently evaluating the financial statement impacts of the Nuts Transaction, including its impact on the related goodwill and intangible assets. We currently expect to record a pre-tax loss of approximately $200 million to $300 million on the Nuts Transaction in the first quarter of 2021. The loss is expected to be classified primarily as a non-cash goodwill impairment. We will classify the related assets and liabilities as held for sale on our condensed consolidated balance sheet at March 27, 2021. The Nuts Transaction is expected to close in the first half of 2021, subject to customary closing conditions, including regulatory approvals. We do not expect the Nuts Transaction to qualify as discontinued operations.
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

Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. In 2020, we eliminated approximately 240 positions related to these programs. As of December 26, 2020, we expect to eliminate approximately 360 additional positions in 2021. In 2020, restructuring activities generated a $2 million net credit, which included $16 million of credits in other implementation costs, partially offset by $13 million of non-cash asset-related costs and $1 million of severance and employee benefit costs. Restructuring expenses totaled $108 million in 2019 and $368 million in 2018.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 28, 2019	$22	$24	$46
Charges/(credits)	1	—	1
Cash payments	(13)	(4)	(17)
Balance at December 26, 2020	$10	$20	$30
We expect the liability for severance and employee benefit costs as of December 26, 2020 to be paid by the end of 2021. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2021 and 2026.
Integration Program:
At the end of 2017, we had substantially completed our multi-year program announced following the 2015 Merger (the “Integration Program”), which was designed to reduce costs and integrate and optimize our combined organization, primarily in the United States and Canada reportable segments.
We incurred pre-tax costs related to the Integration Program of $92 million in 2018. No such expenses were incurred in 2019 or 2020.
Total Expenses:
Total expense/(income) related to restructuring activities, including the Integration Program, by income statement caption, were (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Severance and employee benefit costs - Cost of products sold	$—	$(3)	$12
Severance and employee benefit costs - SG&A	1	14	32
Severance and employee benefit costs - Other expense/(income)	—	4	6
Asset-related costs - Cost of products sold	13	29	59
Asset-related costs - SG&A	—	8	36
Other costs - Cost of products sold	(33)	22	123
Other costs - SG&A	34	32	35
Other costs - Other expense/(income)	(17)	2	157
	$(2)	$108	$460
We do not include our restructuring activities, including the Integration Program, within Segment Adjusted EBITDA (as defined in Note 22, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
United States	$(10)	$37	$205
International	(15)	29	41
Canada	14	18	176
General corporate expenses	9	24	38
	$(2)	$108	$460

Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows (in millions):

	December 26, 2020	December 28, 2019
Cash and cash equivalents	$3,417	$2,279
Restricted cash included in other current assets	—	1
Restricted cash included in other non-current assets	1	—
Cash, cash equivalents, and restricted cash	$3,418	$2,280
At December 26, 2020 and December 28, 2019, cash and cash equivalents excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 7. Inventories
Inventories consisted of the following (in millions):

	December 26, 2020	December 28, 2019
Packaging and ingredients	$482	$511
Work in process	268	364
Finished product	1,804	1,846
Inventories	$2,554	$2,721
At December 26, 2020 and December 28, 2019, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 8. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	December 26, 2020	December 28, 2019
Land	$219	$210
Buildings and improvements	2,514	2,447
Equipment and other	6,914	6,552
Construction in progress	792	1,033
	10,439	10,242
Accumulated depreciation	(3,563)	(3,187)
Property, plant and equipment, net	$6,876	$7,055
At December 26, 2020 and December 28, 2019, property, plant and equipment, net, excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information. Depreciation expense was $705 million in 2020, $708 million in 2019, and $693 million in 2018.
Note 9. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	International	Canada	Total
Balance at December 28, 2019	$29,601	$3,401	$2,544	$35,546
Reclassified due to segment change	46	(46)	—	—
Impairment losses	(655)	(368)	(1,020)	(2,043)
Reclassified to assets held for sale	(563)	(6)	(12)	(581)
Translation adjustments and other	—	179	(12)	167
Balance at December 26, 2020	$28,429	$3,160	$1,500	$33,089

At December 26, 2020, goodwill excluded amounts classified as held for sale. Additionally, the amounts reclassified as held for sale above represent the goodwill that was tested and determined to be partially impaired in connection with the Cheese Transaction. The resulting impairment loss of $300 million was recognized as a reduction to current assets held for sale. See Note 4, Acquisitions and Divestitures, for additional information related to the Cheese Transaction and its financial statement impacts.
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
Therefore, effective in the first quarter of 2020, we manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada. We have reflected the change in our segments, primarily the creation of the Puerto Rico reporting unit (discussed below), within the reclassified due to segment change line as an increase of $46 million in the United States segment and a corresponding decrease in the International segment.
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
2020 Goodwill Impairment Testing
As a result of this reorganization, we reassigned assets and liabilities to the applicable reporting units and allocated goodwill using a relative fair value approach. We performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.
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
We recognized an $815 million impairment loss in our Canada Retail reporting unit within our Canada segment. Through the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020, we revised downward our outlook for net sales, margin, and cash flows in response to recently observed performance trends for this reporting unit. Additionally, through the 2020 annual impairment test performed in the second quarter, we also lowered our long-term revenue growth rate expectations and reflected declines in forecasted foreign currency exchange rates in Canada. After the impairment, the goodwill carrying amount of the Canada Retail reporting unit was approximately $1.2 billion.
We recognized a $655 million impairment loss in our U.S. Foodservice reporting unit within our United States segment and a $205 million impairment loss in our Canada Foodservice reporting unit within our Canada segment. Through the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020, we established a revised downward outlook for net sales, margin, and cash flows. We also lowered our long-term revenue growth rate expectations for these foodservice businesses to reflect, in part, consumer shifts from restaurants to at-home consumption, which is expected to have a more sustained impact than previously anticipated due to the continued spread of COVID-19. Our then current expectations for the duration and intensity of the COVID-19 impact on away-from-home establishments were incorporated into the cash flow forecasts as well as into the discount rate and long-term growth rate valuation assumptions. However, given the evolving nature of COVID-19 and its impacts, there continues to be a high degree of uncertainty and these reporting units could be subject to additional impairments if there are further sustained changes in purchasing behaviors or government restrictions. After the impairment, the goodwill carrying amount of the U.S. Foodservice reporting unit was approximately $3.2 billion and the goodwill carrying amount of the Canada Foodservice reporting unit was approximately $148 million.
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

On the first day of the third quarter of 2020, we reorganized the composition of our United States zone reporting structure to align to the management of our new platforms, which were established to support the execution of our new enterprise strategy and five-year operating plan. The reorganization of our internal reporting changed the composition of our reporting units wherein certain of our existing U.S. reporting units (U.S. Refrigerated, U.S. Grocery, and U.S. Foodservice) have been reorganized into the following new reporting units: Enhancers, Specialty, and Away From Home (“ESA”); Kids, Snacks, and Beverages (“KSB”); and Meal Foundations and Coffee (“MFC”).
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
As of December 26, 2020, we maintain 15 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate carrying amount of $33.1 billion at December 26, 2020. As of their latest 2020 impairment testing date, four reporting units had 10% or less fair value over carrying amount and an aggregate goodwill carrying amount of $7.5 billion, two reporting unit had between 10-20% fair value over carrying amount and a goodwill carrying amount of $12.5 billion, two reporting unit had between 20-50% fair value over carrying amount and a goodwill carrying amount of $12.5 billion, and one reporting unit had over 50% fair value over carrying amount and a goodwill carrying amount of $326 million. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No events occurred during the three months ended December 26, 2020 that indicated it was more likely than not that our goodwill was impaired.
2019 Goodwill Impairment Testing
In connection with the preparation of our first quarter 2019 financial statements, we concluded that it was more likely than not that the fair values of three of our pre-reorganization reporting units (EMEA East, Brazil and Latin America Exports) were below their carrying amounts. As such we performed an interim impairment test on these reporting units as of March 30, 2019. As a result of our interim impairment test, we recognized a non-cash impairment loss of $620 million in SG&A in the first quarter of 2019. We recorded a $286 million impairment loss in our EMEA East reporting unit, a $205 million impairment loss in our Brazil reporting unit, and a $129 million impairment loss in our Latin America Exports reporting unit. The impairment of the Brazil reporting unit represented all of the goodwill of that reporting unit. We determined the factors contributing to the impairment loss were the result of circumstances that arose during the first quarter of 2019. These reporting units were part of our International segment as discussed above.

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
In the fourth quarter of 2019, in connection with the preparation of our year-end financial statements, we determined that it was more likely than not that the fair values of three of our pre-reorganization reporting units (Australia and New Zealand, Latin America Exports, and Northeast Asia) were below their carrying amounts. As such, we performed an interim impairment test on these reporting units as of December 28, 2019. As a result of our interim impairment test, we recognized a non-cash impairment loss of $453 million in SG&A in the fourth quarter of 2019. We recognized a $357 million non-cash impairment loss in our Australia and New Zealand reporting unit and a $96 million non-cash impairment loss in our Latin America Exports reporting unit. The impairment of the Australia and New Zealand reporting unit represented all of the goodwill of that reporting unit. We determined the factors contributing to the impairment loss were the result of circumstances that arose during the fourth quarter of 2019. These reporting units were part of our International segment as discussed above. We concluded that an impairment charge was not required for our Northeast Asia reporting unit.
See Note 9, Goodwill and Intangible Assets, in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on these 2019 impairment losses.
2018 Goodwill Impairment Testing
As a result of our 2018 annual impairment test, we recognized a non-cash impairment loss of $133 million in SG&A related to our pre-reorganization Australia and New Zealand reporting unit, which was within our International segment, as discussed above, in the second quarter of 2018. This impairment loss was primarily due to margin declines in the region.
For the fourth quarter of 2018, in connection with the preparation of our year-end financial statements, we assessed the changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair values of any reporting units were below their carrying amounts. As we determined that it was more likely than not that the fair values of seven of our pre-reorganization reporting units were below their carrying amounts, we performed an interim impairment test on these reporting units as of December 29, 2018. As a result of our interim test, we recognized a non-cash impairment loss of $6.9 billion in SG&A related to five of our reporting units, including U.S. Refrigerated, Canada Retail, Southeast Asia, Northeast Asia, and Other Latin America. The other two reporting units we tested were determined not to be impaired.
See Note 10, Goodwill and Intangible Assets, in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information on these impairment losses.
Accumulated impairment losses to goodwill were $10.5 billion at December 26, 2020.
Additional Goodwill Considerations
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

In 2020, the COVID-19 pandemic produced a short-term beneficial financial impact for our consolidated results. Retail sales increased due to higher than anticipated consumer demand for our products. The foodservice channel, however, experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our ESA and Canada Foodservice reporting units are the most exposed of our reporting units to the long-term impacts to away-from-home establishments. Our U.S. Foodservice (now included within ESA) and Canada Foodservice reporting units were both impaired during our most recent annual impairment test, reflecting our best estimate at that time of the future outlook and risks of these businesses. The ESA and Canada Foodservice reporting units maintain an aggregate goodwill carrying amount of approximately $11.7 billion as of December 26, 2020. A number of factors could result in further future impairments of our foodservice businesses, including but not limited to: continued mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
Our reporting units that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units that have 20% or less excess fair value over carrying amount as of their latest 2020 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of their latest 2020 impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company by the Sponsors in 2013 and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 28, 2019	$43,400
Impairment losses	(1,056)
Reclassified to assets held for sale	(228)
Translation adjustments	151
Balance at December 26, 2020	$42,267
At December 26, 2020 and December 28, 2019, indefinite-lived intangible assets excluded amounts classified as held for sale. Indefinite-lived intangible assets reclassified to assets held for sale included the global Cracker Barrel trademark related to the Cheese Transaction. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
2020 Indefinite-Lived Intangible Asset Impairment Testing
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $42.3 billion as of December 26, 2020. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. As a result of the Cheese Transaction an assessment was made as to whether it was more likely or not that the fair value of the Kraft and/or Velveeta brands were less than their carrying value as of September 26, 2020. In performing our assessment, consideration was given to the estimated future cash flows for the retained portion of each brand coupled with the estimated allocation of the sale proceeds to the licensing rights transferred, and in doing so, we concluded that it was more likely than not that the fair value of each brand exceeded its carrying amount. Changes in the fair value of the retained and licensed portions of each brand will impact the amount of any potential impairment charges and the amount of license income that will be recognized, which, at this time, we would not expect to exceed the fair value of the perpetual licenses. See Note 4, Acquisitions and Divestitures, for additional information on the Cheese Transaction.
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
2019 Indefinite-Lived Intangible Asset Impairment Testing
We performed our 2019 annual impairment test as of March 31, 2019, which was the first day of our second quarter in 2019. As a result of our 2019 annual impairment test, we recognized a non-cash impairment loss of $474 million in SG&A in the second quarter of 2019 primarily related to six brands (Miracle Whip, Velveeta, Lunchables, Maxwell House, Philadelphia, and Cool Whip). This impairment loss was recorded in our United States segment, consistent with the ownership of the trademarks. The impairment for these brands was largely due to an increase in the discount rate assumptions used for the fair value estimations. These brands had an aggregate carrying value of $13.5 billion prior to this impairment and $13.0 billion after this impairment.
In the fourth quarter of 2019, in connection with the preparation of our year-end financial statements, we determined that it was more likely than not that the fair values of two of our brands, Maxwell House and Wattie’s, were below their carrying amounts. As a result, we performed an interim impairment test on these brands as of December 28, 2019. While we determined that the Wattie’s brand was not impaired, we recognized a non-cash impairment loss of $213 million in SG&A in our United States segment, consistent with the ownership of the Maxwell House trademark, in the fourth quarter of 2019. We determined the factors contributing to the impairment loss were the result of circumstances that arose during the fourth quarter of 2019.
See Note 9, Goodwill and Intangible Assets, in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information on these 2019 impairment losses.
2018 Indefinite-Lived Intangible Asset Impairment Testing
As a result of our 2018 annual impairment test, we recognized a non-cash impairment loss of $101 million in SG&A in the second quarter of 2018. This impairment loss was due to net sales and margin declines related to the Quero brand in Brazil. The impairment loss was recorded in our International segment, consistent with the ownership of the trademark.
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

For the fourth quarter of 2018, in connection with the preparation of our year-end financial statements, we determined that it was more likely than not that the fair values of six brands were below their carrying amounts. Therefore, we performed an interim impairment test on these brands as of December 29, 2018. As a result of our interim test, we recognized a non-cash impairment loss of $8.6 billion in SG&A related to five brands, including three that were valued using the excess earnings method (Kraft, Oscar Mayer, and Philadelphia) and two that were valued using the relief from royalty method (Velveeta and ABC). The other brand we tested was determined to not be impaired. The impairment losses for Kraft, Oscar Mayer, Philadelphia, and Velveeta were recorded in our United States segment, and the ABC impairment loss was recorded in our International segment, consistent with the ownership of each trademark. See Note 10, Goodwill and Intangible Assets, in our Annual Report on Form 10-K for the year ended December 29, 2018 for additional information on these impairment losses.
Additional Indefinite-Lived Intangible Asset Considerations
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
Our brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other brands that have 20% or less excess fair value over carrying amount as of their latest 2020 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of their latest 2020 impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company by the Sponsors in 2013 and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	December 26, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,000	$(478)	$1,522	$2,443	$(469)	$1,974
Customer-related assets	3,808	(942)	2,866	4,113	(845)	3,268
Other	15	(3)	12	14	(4)	10
	$5,823	$(1,423)	$4,400	$6,570	$(1,318)	$5,252
At December 26, 2020 and December 28, 2019, definite-lived intangible assets excluded amounts classified as held for sale. Definite-lived intangible assets reclassified to assets held for sale at December 26, 2020 primarily related to the Cheese Transaction and included certain global trademarks with an aggregate carrying value of $366 million, including Breakstone’s, Knudsen, Athenos, Polly-O, and Hoffman’s, along with a portion of the Cheez Whiz brand, and customer-related assets with an aggregate carrying value of $257 million. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale. Amortization expense for definite-lived intangible assets was $264 million in 2020, $286 million in 2019, and $290 million in 2018. Aside from amortization expense and the amounts reclassified to assets held for sale, the changes in definite-lived intangible assets from December 28, 2019 to December 26, 2020 primarily reflect the impact of foreign currency.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $241 million in each of the next five years.

Note 10. Income Taxes
Provision for/(Benefit from) Income Taxes:
Income/(loss) before income taxes and the provision for/(benefit from) income taxes, consisted of the following (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Income/(loss) before income taxes:
United States	$363	$796	$(10,305)
Non-U.S.	667	1,865	(1,016)
Total	$1,030	$2,661	$(11,321)

Provision for/(benefit from) income taxes:
Current:
U.S. federal	$634	$466	$444
U.S. state and local	91	116	134
Non-U.S.	287	439	322
	1,012	1,021	900
Deferred:
U.S. federal	(232)	(209)	(1,843)
U.S. state and local	(109)	(7)	(121)
Non-U.S.	(2)	(77)	(3)
	(343)	(293)	(1,967)
Total provision for/(benefit from) income taxes	$669	$728	$(1,067)
We record tax benefits related to the exercise of stock options and other equity instruments within our tax provision. Accordingly, we recognized a tax benefit in our consolidated statements of income of $4 million in 2020, $12 million in 2019, and $12 million in 2018 related to tax benefits upon the exercise of stock options and other equity instruments.
Effective Tax Rate:
The effective tax rate on income/(loss) before income taxes differed from the U.S. federal statutory tax rate for the following reasons:

	December 26, 2020	December 28, 2019	December 29, 2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax on income of foreign subsidiaries	(26.1)%	(7.5)%	3.4%
U.S. state and local income taxes, net of federal tax benefit	0.6%	1.1%	1.6%
Audit settlements and changes in uncertain tax positions	3.7%	1.3%	(0.3)%
Global intangible low-taxed income	6.5%	1.8%	(0.5)%
Goodwill impairment	57.2%	9.3%	(15.1)%
Losses/(gains) related to acquisitions and divestitures	0.1%	1.0%	0.1%
Movement of valuation allowance reserves	(0.4)%	1.3%	0.1%
Deferred tax effect of tax law changes	(2.1)%	(0.5)%	(0.9)%
Other	4.5%	(1.4)%	—%
Effective tax rate	65.0%	27.4%	9.4%
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment; accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, the calculation of the percentage point impact of goodwill impairment and other items on the effective tax rate shown in the table above are affected by income/(loss) before income taxes. The percentage point impacts on the effective tax rates fluctuate due to income/(loss) before income taxes, which included goodwill and intangible asset impairment losses in all years presented in the table. Fluctuations in the amount of income generated across locations around the world could impact comparability of reconciling items between periods. Additionally, small movements in tax rates due to a change in tax law or a change in tax rates that causes us to revalue our deferred tax balances produces volatility in our effective tax rate.

Our 2020 effective tax rate of 65.0% was unfavorably impacted by rate reconciling items, primarily related to non-deductible goodwill impairments, the impact of the federal tax on global intangible low-taxed income (“GILTI”), and the revaluation of our deferred tax balances due to changes in international tax laws. These impacts were partially offset by a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the favorable impact of establishing certain deferred tax assets for state tax deductions.
Our 2019 effective tax rate of 27.4% was unfavorably impacted by rate reconciling items, primarily related to non-deductible goodwill impairments, the impact of the federal tax on GILTI, an increase in uncertain tax position reserves, the establishment of certain state valuation allowance reserves, and the tax impacts from the Heinz India Transaction and Canada Natural Cheese Transaction. These impacts were partially offset by the reversal of certain withholding tax obligations and changes in estimates of certain 2018 U.S. income and deductions.
Our 2018 effective tax rate of 9.4% was unfavorably impacted by rate reconciling items, primarily related to non-deductible goodwill impairments, the revaluation of our deferred tax balances due to changes in state tax laws, the impact of the federal tax on GILTI, non-deductible currency devaluation losses, and the wind-up of non-U.S. pension plans. These impacts were partially offset by the benefit from intangible asset impairment losses in the fourth quarter of 2018 and changes in estimates of certain 2017 U.S. income and deductions.
See Note 9, Goodwill and Intangible Assets, for additional information related to our impairment losses.
U.S. Tax Reform:
On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted by the federal government. The legislation significantly changed U.S. tax laws by, among other things, lowering the federal corporate tax rate and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 30, 2017. Staff Accounting Bulletin No. 118 issued by the SEC in December 2017 provided us with up to one year to finalize accounting for the impacts of U.S. Tax Reform and allowed for provisional estimates when actual amounts could not be determined. As of December 29, 2018, we had finalized our accounting for U.S. Tax Reform.
Deferred Income Tax Assets and Liabilities:
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following (in millions):

	December 26, 2020	December 28, 2019
Deferred income tax liabilities:
Intangible assets, net	$11,041	$11,230
Property, plant and equipment, net	764	773
Other	183	252
Deferred income tax liabilities	11,988	12,255
Deferred income tax assets:
Benefit plans	(177)	(112)
Other	(581)	(474)
Deferred income tax assets	(758)	(586)
Valuation allowance	105	112
Net deferred income tax liabilities	$11,335	$11,781
At December 26, 2020 and December 28, 2019, deferred income tax liabilities excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
The decrease in deferred tax liabilities from December 28, 2019 to December 26, 2020 was primarily driven by intangible asset impairment losses recorded in 2020. See Note 9, Goodwill and Intangible Assets, for additional information.
At December 26, 2020, foreign operating loss carryforwards totaled $460 million. Of that amount, $28 million expire between 2021 and 2040; the other $432 million do not expire. We have recorded $132 million of deferred tax assets related to these foreign operating loss carryforwards. Deferred tax assets of $44 million have been recorded for U.S. state and local operating loss carryforwards. These losses expire between 2021 and 2039.

Uncertain Tax Positions:
At December 26, 2020, our unrecognized tax benefits for uncertain tax positions were $421 million. If we had recognized all of these benefits, the impact on our effective tax rate would have been $383 million. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $26 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process. Our unrecognized tax benefits for uncertain tax positions are included in income taxes payable and other non-current liabilities on our consolidated balance sheets.
The changes in our unrecognized tax benefits were (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Balance at the beginning of the period	$406	$387	$408
Increases for tax positions of prior years	13	28	9
Decreases for tax positions of prior years	(34)	(39)	(81)
Increases based on tax positions related to the current year	57	60	74
Decreases due to settlements with taxing authorities	(8)	(20)	(3)
Decreases due to lapse of statute of limitations	(13)	(10)	(10)
Reclassified to liabilities held for sale	—	—	(10)
Balance at the end of the period	$421	$406	$387
Our unrecognized tax benefits increased during 2020 and 2019 mainly as a result of a net increase for tax positions related to the current and prior years in the U.S. and certain state and foreign jurisdictions which were partially offset by decreases related to audit settlements with federal, state, and foreign taxing authorities and statute of limitations expirations.
We include interest and penalties related to uncertain tax positions in our tax provision. Our provision for/(benefit from) income taxes included a $10 million expense in 2020 and a $5 million expense in 2018 related to interest and penalties. The expense related to interest and penalties in 2019 was insignificant. Accrued interest and penalties were $72 million as of December 26, 2020 and $62 million as of December 28, 2019.
Other Income Tax Matters:
In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Brazil, Canada, Italy, the Netherlands, the United Kingdom, and the United States. As of December 26, 2020, we have substantially concluded all national income tax matters through 2018 for the Netherlands, through 2016 for the United States, through 2015 for Australia, through 2012 for the United Kingdom and Canada, through 2011 for Italy, and through 2006 for Brazil. We have substantially concluded all U.S. state income tax matters through 2007.
As of December 26, 2020 and December 28, 2019, we had recorded a deferred tax liability of approximately $20 million on approximately $300 million of historic earnings related to local withholding taxes that will be owed when this cash is distributed.
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

Stock Plans
We had activity related to equity awards from the following plans in 2020, 2019, and 2018:
2020 Omnibus Incentive Plan:
On May 7, 2020, our stockholders approved The Kraft Heinz Company 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”), which was adopted by our Board of Directors on March 2, 2020. The 2020 Omnibus Plan became effective March 2, 2020 (the “Plan Effective Date”) and will expire on the tenth anniversary of the Plan Effective Date. The 2020 Omnibus Plan authorizes the issuance of up to 36 million shares of our common stock for awards to employees, non-employee directors, and other key personnel. The 2020 Omnibus Plan provides for the grant of options, stock appreciation rights, restricted stock, RSUs, deferred stock, performance awards, other stock-based awards, and cash-based awards. Equity awards granted under the 2020 Omnibus Plan include awards that vest in full at the end of a three-year period as well as awards that vest in annual installments over three or four years beginning on the second anniversary of the original grant date. Non-qualified stock options have a maximum exercise term of 10 years from the date of the grant. As of the Plan Effective Date, awards will no longer be granted under The Kraft Heinz Company 2016 Omnibus Incentive Plan, the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan, Kraft Foods Group, Inc. 2012 Performance Incentive Plan, or any other equity plans other than the 2020 Omnibus Plan.
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
Kraft 2012 Performance Incentive Plan:
Prior to the 2015 Merger, Kraft issued equity-based awards, including stock options and RSUs, under its Kraft Foods Group, Inc. 2012 Performance Incentive Plan (“2012 Performance Incentive Plan”). As a result of the 2015 Merger, each outstanding Kraft stock option was converted into an option to purchase a number of shares of our common stock based upon an option adjustment ratio, and each outstanding Kraft RSU was converted into one Kraft Heinz RSU. These Kraft Heinz equity awards will continue to vest and become exercisable in accordance with the terms and conditions that were applicable immediately prior to the completion of the 2015 Merger. These options generally become exercisable in three annual installments beginning on the first anniversary of the original grant date, and have a maximum exercise term of 10 years. RSUs generally cliff vest on the third anniversary of the original grant date. In accordance with the terms of the 2012 Performance Incentive Plan, vesting generally accelerates for holders of Kraft awards who are terminated without cause within 2 years of the 2015 Merger Date.
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

Stock Options
We use the Black-Scholes model to estimate the fair value of stock option grants. Our weighted average Black-Scholes fair value assumptions were:

	December 26, 2020	December 28, 2019	December 29, 2018
Risk-free interest rate	0.45%	1.46%	2.75%
Expected term	6.5 years	6.5 years	7.5 years
Expected volatility	33.6%	31.2%	21.3%
Expected dividend yield	5.7%	5.3%	3.6%
Weighted average grant date fair value per share	$4.77	$4.11	$10.26
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
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Term
Outstanding at December 28, 2019	17,638,500	$41.22
Granted	523,514	30.57
Forfeited	(1,090,768)	63.45
Exercised	(3,591,578)	23.58
Outstanding at December 26, 2020	13,479,668	43.71	$54	5 years
Exercisable at December 26, 2020	8,560,075	38.54	35	3 years
The aggregate intrinsic value of stock options exercised during the period was $24 million in 2020, $10 million in 2019, and $67 million in 2018.
Cash received from options exercised was $85 million in 2020, $17 million in 2019, and $56 million in 2018. The tax benefit realized from stock options exercised was $16 million in 2020, $18 million in 2019, and $23 million in 2018.
Our unvested stock options and related information was:

	Number of Stock Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at December 28, 2019	6,098,932	$9.04
Granted	523,514	4.77
Forfeited	(353,235)	9.41
Vested	(1,349,618)	9.74
Unvested options at December 26, 2020	4,919,593	8.37
Restricted Stock Units
RSUs represent a right to receive one share or the value of one share upon the terms and conditions set forth in the applicable plan and award agreement.
We used the stock price on the grant date to estimate the fair value of our RSUs. Certain of our RSUs are not dividend eligible. We discounted the fair value of these RSUs based on the dividend yield. Dividend yield was estimated using the quarterly dividend divided by the three-month average stock price, annualized and continuously compounded. The grant date fair value of RSUs is amortized to expense over the vesting period.

The weighted average grant date fair value per share of our RSUs granted during the year was $29.27 in 2020, $25.77 in 2019, and $58.59 in 2018. All RSUs granted in 2020 and 2019 were dividend eligible. Our expected dividend yield was 3.31% in 2018.
Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2019	9,395,909	$33.51
Granted	5,849,696	29.27
Forfeited	(825,272)	34.63
Vested	(184,411)	63.62
Outstanding at December 26, 2020	14,235,922	31.32
The aggregate fair value of RSUs that vested during the period was $6 million in 2020, $2 million in 2019, and $9 million in 2018.
Performance Share Units
PSUs represent a right to receive one share or the value of one share upon the terms and conditions set forth in the applicable plan and award agreement and are subject to achievement or satisfaction of performance or market conditions specified by the Compensation Committee of our Board of Directors.
For our PSUs that are tied to performance conditions, we used the stock price on the grant date to estimate the fair value. The PSUs are not dividend eligible; therefore, we discounted the fair value of the PSUs based on the dividend yield. Dividend yield was estimated using the quarterly dividend divided by the three-month average stock price, annualized and continuously compounded. The grant date fair value of PSUs is amortized to expense on a straight-line basis over the requisite service period for each separately vesting portion of the awards. We adjust the expense based on the likelihood of future achievement of performance metrics.
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
The weighted average grant date fair value per share of our PSUs granted during the year was $28.50 in 2020, $25.31 in 2019, and $56.31 in 2018. Our expected dividend yield was 5.10% in 2020, 5.39% in 2019, and 3.31% in 2018.
Our PSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2019	6,813,659	$36.03
Granted	1,645,244	28.50
Forfeited	(680,193)	50.58
Vested	—	—
Outstanding at December 26, 2020	7,778,710	33.16

Total Equity Awards
Equity award compensation cost and the related tax benefit was (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Pre-tax compensation cost	$156	$46	$33
Related tax benefit	(33)	(9)	(7)
After-tax compensation cost	$123	$37	$26
Unrecognized compensation cost related to unvested equity awards was $374 million at December 26, 2020 and is expected to be recognized over a weighted average period of 2 years.
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

Obligations and Funded Status:
The projected benefit obligations, fair value of plan assets, and funded status of our pension plans were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Benefit obligation at beginning of year	$4,501	$4,060	$2,187	$1,930
Service cost	6	7	16	17
Interest cost	123	163	38	51
Benefits paid	(189)	(331)	(115)	(122)
Actuarial losses/(gains)(a)	421	602	144	252
Plan amendments	—	—	5	—
Currency	—	—	84	59
Settlements(b)	(671)	—	—	—
Special/contractual termination benefits	—	—	—	4
Other	—	—	—	(4)
Benefit obligation at end of year	4,191	4,501	2,359	2,187
Fair value of plan assets at beginning of year	4,835	4,219	2,841	2,689
Actual return on plan assets	652	947	176	177
Employer contributions	—	—	15	19
Benefits paid	(189)	(331)	(114)	(122)
Currency	—	—	108	78
Settlements(b)	(671)	—	—	—
Other	—	—	(3)	—
Fair value of plan assets at end of year	4,627	4,835	3,023	2,841
Net pension liability/(asset) recognized at end of year	$(436)	$(334)	$(664)	$(654)
(a)    These actuarial losses were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(b)    Represents the full settlement of pension benefit obligations of $509 million through the purchase of a group annuity contract and an additional $162 million in lump sum payments.
The accumulated benefit obligation, which represents benefits earned to the measurement date, was $4.2 billion at December 26, 2020 and $4.5 billion at December 28, 2019 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $2.2 billion at December 26, 2020 and $2.1 billion at December 28, 2019.
The combined U.S. and non-U.S. pension plans resulted in net pension assets of $1.1 billion at December 26, 2020 and $988 million at December 28, 2019. We recognized these amounts on our consolidated balance sheets as follows (in millions):

	December 26, 2020	December 28, 2019
Other non-current assets	$1,205	$1,081
Other current liabilities	(6)	(4)
Accrued postemployment costs	(99)	(89)
Net pension asset/(liability) recognized	$1,100	$988
For certain of our U.S. and non-U.S. plans that were underfunded based on accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Projected benefit obligation	$—	$—	$181	$162
Accumulated benefit obligation	—	—	174	156
Fair value of plan assets	—	—	76	70
All of our U.S. plans were overfunded based on plan assets in excess of accumulated benefit obligations as of December 26, 2020 and December 28, 2019.

For certain of our U.S. and non-U.S. plans that were underfunded based on projected benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Projected benefit obligation	$—	$—	$181	$162
Accumulated benefit obligation	—	—	174	156
Fair value of plan assets	—	—	76	70
All of our U.S. plans were overfunded based on plan assets in excess of projected benefit obligations as of December 26, 2020 and December 28, 2019.
We used the following weighted average assumptions to determine our projected benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Discount rate	2.8%	3.4%	1.5%	2.0%
Rate of compensation increase	4.0%	4.1%	3.5%	3.7%
Discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans.
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	U.S. Plans			Non-U.S. Plans
	December 26, 2020	December 28, 2019	December 29, 2018	December 26, 2020	December 28, 2019	December 29, 2018
Service cost	$6	$7	$10	$16	$17	$19
Interest cost	123	163	158	38	51	67
Expected return on plan assets	(206)	(229)	(247)	(103)	(143)	(175)
Amortization of unrecognized losses/(gains)	—	—	—	1	1	2
Settlements	(24)	—	(4)	—	1	158
Curtailments	—	—	—	—	—	(1)
Special/contractual termination benefits	—	—	—	—	4	7
Net pension cost/(benefit)	$(101)	$(59)	$(83)	$(48)	$(69)	$77
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our consolidated statements of income.
We used the following weighted average assumptions to determine our net pension costs for the years ended:

	U.S. Plans			Non-U.S. Plans
	December 26, 2020	December 28, 2019	December 29, 2018	December 26, 2020	December 28, 2019	December 29, 2018
Discount rate - Service cost	3.5%	4.6%	3.8%	2.5%	3.3%	3.0%
Discount rate - Interest cost	2.8%	4.1%	3.6%	1.8%	2.6%	2.9%
Expected rate of return on plan assets	4.4%	5.7%	5.5%	3.8%	5.4%	4.5%
Rate of compensation increase	4.1%	4.1%	4.1%	3.7%	3.9%	3.9%
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
Our weighted average asset allocations were:

	U.S. Plans		Non-U.S. Plans
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Fixed-income securities	81%	83%	57%	43%
Equity securities	16%	15%	23%	39%
Cash and cash equivalents	3%	2%	18%	14%
Real estate	—%	—%	1%	2%
Certain insurance contracts	—%	—%	1%	2%
Total	100%	100%	100%	100%
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
The fair value of pension plan assets at December 26, 2020 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate bonds and other fixed-income securities	$3,532	$—	$3,531	$1
Government bonds	320	320	—	—
Total fixed-income securities	3,852	320	3,531	1
Equity securities	232	232	—	—
Cash and cash equivalents	545	542	3	—
Real estate	35	—	—	35
Certain insurance contracts	47	—	—	47
Fair value excluding investments measured at net asset value	4,711	1,094	3,534	83
Investments measured at net asset value(a)	2,939
Total plan assets at fair value	$7,650
(a)    Amount includes cash collateral of $227 million associated with our securities lending program, which is reflected as an asset, and a corresponding securities lending payable of $227 million, which is reflected as a liability. The net impact on total plan assets at fair value is zero.

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
Investments Measured at Net Asset Value. This category consists of pooled funds, short-term investments, and partnership/corporate feeder interests.
•Pooled funds. The fair values of participation units held in collective trusts are based on their net asset values, as reported by the managers of the collective trusts and as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in the collective trusts can be redeemed on each business day based upon the applicable net asset value per unit. Investments in the international large/mid cap equity collective trust can be redeemed on the last business day of each month and at least one business day during the month.
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

•Short-term investments. Short-term investments largely consist of a money market fund, the fair value of which is based on the net asset value reported by the manager of the fund and supported by the unit prices of actual purchase and sale transactions. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. The money market fund is designed to provide safety of principal, daily liquidity, and a competitive yield by investing in high quality money market instruments. The investment objective of the money market fund is to provide the highest possible level of current income while still maintaining liquidity and preserving capital.
•Partnership/corporate feeder interests. Fair value estimates of the equity partnership are based on their net asset values, as reported by the manager of the partnership. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in the equity partnership may be redeemed once per month upon 10 days’ prior written notice to the General Partner, subject to the discretion of the General Partner. The investment objective of the equity partnership is to seek capital appreciation by investing primarily in equity securities.
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
Changes in our Level 3 plan assets for the year ended December 26, 2020 included (in millions):

Asset Category	December 28, 2019	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 26, 2020
Real estate	$45	$—	$(1)	$(6)	$—	$(3)	$35
Corporate bonds and other fixed-income securities	3	—	—	—	—	(2)	1
Certain insurance contracts	49	—	—	3	(5)	—	47
Total Level 3 investments	$97	$—	$(1)	$(3)	$(5)	$(5)	$83
Changes in our Level 3 plan assets for the year ended December 28, 2019 included (in millions):

Asset Category	December 29, 2018	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 28, 2019
Real estate	$79	$—	$2	$2	$(38)	$—	$45
Corporate bonds and other fixed-income securities	—	—	—	—	—	3	3
Certain insurance contracts	53	—	—	1	(5)	—	49
Total Level 3 investments	$132	$—	$2	$3	$(43)	$3	$97
Employer Contributions:
In 2020, we contributed $15 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plans. We estimate that 2021 pension contributions will be approximately $14 million to our non-U.S. pension plans. We do not plan to make contributions to our U.S. pension plans in 2021. Estimated future contributions take into consideration current economic conditions, including COVID-19, which at this time are expected to have minimal impact on expected contributions for 2021. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 26, 2020 were (in millions):

	U.S. Plans	Non-U.S. Plans
2021	$320	$81
2022	311	81
2023	303	81
2024	295	82
2025	285	84
2026-2030	1,176	454

Postretirement Plans
Obligations and Funded Status:
The accumulated benefit obligation, fair value of plan assets, and funded status of our postretirement benefit plans were (in millions):

	December 26, 2020	December 28, 2019
Benefit obligation at beginning of year	$1,313	$1,294
Service cost	6	6
Interest cost	33	46
Benefits paid	(108)	(129)
Actuarial losses/(gains)(a)	56	94
Plan amendments	—	(1)
Currency	2	6
Curtailments	—	(3)
Benefit obligation at end of year	1,302	1,313
Fair value of plan assets at beginning of year	1,114	1,044
Actual return on plan assets	134	187
Employer contributions	13	13
Benefits paid	(108)	(130)
Fair value of plan assets at end of year	1,153	1,114
Net postretirement benefit liability/(asset) recognized at end of year	$149	$199
(a)    These actuarial losses were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
We recognized the net postretirement benefit asset/(liability) on our consolidated balance sheets as follows (in millions):

	December 26, 2020	December 28, 2019
Other non-current assets	$4	$—
Other current liabilities	(8)	(15)
Accrued postemployment costs	(145)	(184)
Net postretirement benefit asset/(liability) recognized	$(149)	$(199)
For certain of our postretirement benefit plans that were underfunded based on accumulated postretirement benefit obligations in excess of plan assets, the accumulated benefit obligations and the fair value of plan assets were (in millions):

	December 26, 2020	December 28, 2019
Accumulated benefit obligation	$153	$1,313
Fair value of plan assets	—	1,114
We used the following weighted average assumptions to determine our postretirement benefit obligations:

	December 26, 2020	December 28, 2019
Discount rate	2.3%	3.1%
Health care cost trend rate assumed for next year	6.2%	6.5%
Ultimate trend rate	4.8%	4.9%
Discount rates for our plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Our expected health care cost trend rate is based on historical costs and our expectation for health care cost trend rates going forward.
The year that the health care cost trend rate reaches the ultimate trend rate varies by plan and ranges between 2021 and 2030 as of December 26, 2020. Assumed health care costs trend rates have a significant impact on the amounts reported for the postretirement benefit plans.

Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Service cost	$6	$6	$8
Interest cost	33	46	45
Expected return on plan assets	(49)	(53)	(50)
Amortization of prior service costs/(credits)	(122)	(306)	(311)
Amortization of unrecognized losses/(gains)	(14)	(8)	—
Curtailments	—	(5)	—
Net postretirement cost/(benefit)	$(146)	$(320)	$(308)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our consolidated statements of income.
The amortization of prior service credits was primarily driven by plan amendments in 2015 and 2016. We estimate that amortization of prior service credits will be approximately $8 million in 2021, $6 million in both 2022 and 2023, and $2 million in both 2024 and 2025.
We used the following weighted average assumptions to determine our net postretirement benefit plans cost for the years ended:

	December 26, 2020	December 28, 2019	December 29, 2018
Discount rate - Service cost	3.3%	4.2%	3.6%
Discount rate - Interest cost	2.7%	3.8%	3.0%
Expected rate of return on plan assets	4.7%	5.4%	4.4%
Health care cost trend rate	6.2%	6.5%	6.7%
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
Our weighted average asset allocations were:

	December 26, 2020	December 28, 2019
Fixed-income securities	62%	65%
Equity securities	34%	31%
Cash and cash equivalents	4%	4%
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

The fair value of postretirement benefit plan assets at December 26, 2020 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$121	$121	$—	$—
Corporate bonds and other fixed-income securities	596	—	596	—
Total fixed-income securities	717	121	596	—
Equity securities	218	218	—	—
Fair value excluding investments measured at net asset value	935	339	596	—
Investments measured at net asset value	218
Total plan assets at fair value	$1,153

The fair value of postretirement benefit plan assets at December 28, 2019 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$33	$33	$—	$—
Corporate bonds and other fixed-income securities	592	—	592	—
Total fixed-income securities	625	33	592	—
Equity securities	188	188	—	—
Fair value excluding investments measured at net asset value	813	221	592	—
Investments measured at net asset value	301
Total plan assets at fair value	$1,114
The following section describes the valuation methodologies used to measure the fair value of postretirement benefit plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified.
Corporate Bonds and Other Fixed-Income Securities. These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and tax-exempt municipal bonds). Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, these securities are included in Level 2.
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
•Pooled funds. The fair values of participation units held in collective trusts are based on their net asset values, as reported by the managers of the collective trusts and as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in the collective trusts can be redeemed on each business day based upon the applicable net asset value per unit. Investments in the international large/mid cap equity collective trust can be redeemed on the last business day of each month and at least one business day during the month.
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

•Short-term investments. Short-term investments largely consist of a money market fund, the fair value of which is based on the net asset value reported by the manager of the fund and supported by the unit prices of actual purchase and sale transactions. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. The money market fund is designed to provide safety of principal, daily liquidity, and a competitive yield by investing in high quality money market instruments. The investment objective of the money market fund is to provide the highest possible level of current income while still maintaining liquidity and preserving capital.
Employer Contributions:
In 2020, we contributed $12 million to our postretirement benefit plans. We estimate that 2021 postretirement benefit plan contributions will be approximately $14 million. Estimated future contributions take into consideration current economic conditions, including COVID-19, which at this time are expected to have minimal impact on expected contributions for 2021. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Future Benefit Payments:
Our estimated future benefit payments for our postretirement plans at December 26, 2020 were (in millions):

2021	$116
2022	115
2023	108
2024	101
2025	95
2026-2030	386
Other Plans
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $91 million in 2020, $88 million in 2019, and $85 million in 2018.
Accumulated Other Comprehensive Income/(Losses)
Our accumulated other comprehensive income/(losses) pension and postretirement benefit plans balances, before tax, consisted of the following (in millions):

	Pension Benefits		Postretirement Benefits		Total
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net actuarial gain/(loss)	$(3)	$74	$224	$209	$221	$283
Prior service credit/(cost)	(14)	(14)	31	153	17	139
	$(17)	$60	$255	$362	$238	$422

The net postemployment benefits recognized in other comprehensive income/(loss), consisted of the following (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Net postemployment benefit gains/(losses) arising during the period:
Net actuarial gains/(losses) arising during the period - Pension Benefits	$(55)	$(103)	$8
Net actuarial gains/(losses) arising during the period - Postretirement Benefits	29	41	66
Prior service credits/(costs) arising during the period - Pension Benefits	—	—	(15)
Prior service credits/(costs) arising during the period - Postretirement Benefits	—	1	21
	(26)	(61)	80
Tax benefit/(expense)	4	(5)	(19)
	$(22)	$(66)	$61

Reclassification of net postemployment benefit losses/(gains) to net income/(loss):
Amortization of unrecognized losses/(gains) - Pension Benefits	$2	$1	$2
Amortization of unrecognized losses/(gains) - Postretirement Benefits	(14)	(8)	—
Amortization of prior service costs/(credits) - Postretirement Benefits	(122)	(306)	(311)
Net settlement and curtailment losses/(gains) - Pension Benefits	(24)	1	153
Net settlement and curtailment losses/(gains) - Postretirement Benefits	—	(1)	—
Other losses/(gains) on postemployment benefits	—	1	—
	(158)	(312)	(156)
Tax (benefit)/expense	40	78	38
	$(118)	$(234)	$(118)
Note 13. Financial Instruments
We maintain a policy of requiring that all significant, non-exchange traded derivative contracts be governed by an International Swaps and Derivatives Association master agreement, and these master agreements and their schedules contain certain obligations regarding the delivery of certain financial information upon demand.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	December 26, 2020	December 28, 2019
Commodity contracts	$384	$475
Foreign exchange contracts	3,658	3,045
Cross-currency contracts	8,189	4,035

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

Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	December 26, 2020
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$9	$46	$9	$46
Cross-currency contracts(b)	—	—	298	333	298	333
Derivatives not designated as hedging instruments:
Commodity contracts(c)	50	14	3	1	53	15
Foreign exchange contracts(a)	—	—	20	9	20	9
Total fair value	$50	$14	$330	$389	$380	$403
(a)    At December 26, 2020, the fair value of our derivative assets was recorded in other current assets ($28 million) and other non-current assets ($1 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($50 million) and other non-current liabilities ($5 million).
(b)    At December 26, 2020, the fair value of our derivative assets was recorded in other non-current assets, and the fair value of our derivative liabilities was recorded in other current liabilities ($41 million) and other non-current liabilities ($292 million).
(c)     At December 26, 2020, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

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
(b)    At December 28, 2019, the fair value of our derivative assets was recorded in other non-current assets, and the fair value of our derivative liabilities was recorded in other non-current liabilities.
(c)    At December 28, 2019, the fair value of our derivative assets was recorded in other current assets, and the fair value of our derivative liabilities was recorded in other current liabilities.
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $315 million at December 26, 2020 and $108 million at December 28, 2019. At December 26, 2020 and December 28, 2019, we had collected collateral of $25 million related to commodity derivative margin requirements, which was included in other current liabilities on our consolidated balance sheets.
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
Net Investment Hedging:
At December 26, 2020, we had the following items designated as net investment hedges:
•Non-derivative foreign denominated debt with principal amounts of €650 million and £400 million;
•Cross-currency contracts with notional amounts of £1.0 billion ($1.4 billion), C$2.1 billion ($1.6 billion), €1.9 billion ($2.1 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $51 million.
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At December 26, 2020, we had Chinese renminbi intercompany loans with an aggregate notional amount of $120 million.
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
Cash Flow Hedge Coverage:
At December 26, 2020, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next eight years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at December 26, 2020 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized losses on foreign currency cash flow hedges during the next 12 months to be approximately $20 million. Additionally, we expect transfers to net income/(loss) of unrealized gains on cross-currency cash flow hedges and unrealized losses on interest rate cash flow hedges during the next 12 months to each be insignificant.
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
Economic Hedging:
We enter into certain derivative contracts not designated as hedging instruments in accordance with our risk management strategy, which have an economic impact of largely mitigating commodity price risk and foreign currency exposures. Gains and losses are recorded in net income/(loss) as a component of cost of products sold for our commodity contracts and other expense/(income) for our cross currency and foreign exchange contracts.

Divestiture Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the Heinz India Transaction. In 2018, the related derivative losses were $20 million, including $17 million recorded within other expense/(income) and $3 million recorded within interest expense. These derivative contracts settled in the first quarter of 2019 resulting in a gain of $5 million, including a gain of $6 million recorded within other expense/(income) and a loss of $1 million recorded within interest expense. These losses are classified as other losses/(gains) related to acquisitions and divestitures. Additionally, we entered into foreign exchange contracts which were designated as net investment hedges related to our investment in Heinz India. Related to these net investment hedges, we had unrealized hedge losses of $10 million as of December 29, 2018, which were recognized in accumulated other comprehensive income/(losses). In 2019, these net investment hedges settled at a loss of $6 million. This loss was subsequently reclassified from accumulated other comprehensive income/(losses) to other expense/(income) in the condensed consolidated statement of income in the first quarter of 2019 when the Heinz India Transaction closed. These losses are classified as losses/(gains) on the sale of a business. See Note 4, Acquisitions and Divestitures, for additional information related to the Heinz India Transaction.
Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments			Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	December 26, 2020	December 28, 2019	December 29, 2018
Cash flow hedges:
Foreign exchange contracts	$1	$—	$—	Net sales
Foreign exchange contracts	(2)	(36)	64	Cost of products sold
Foreign exchange contracts (excluded component)	(2)	2	(2)	Cost of products sold
Foreign exchange contracts	—	(23)	56	Other expense/(income)
Foreign exchange contracts (excluded component)	—	—	3	Other expense/(income)
Cross-currency contracts	221	43	(4)	Other expense/(income)
Cross-currency contracts (excluded component)	26	28	1	Other expense/(income)
Cross-currency contracts	(11)	—	—	Interest expense
Net investment hedges:
Foreign exchange contracts	1	13	(11)	Other expense/(income)
Foreign exchange contracts (excluded component)	(2)	(1)	(3)	Interest expense
Cross-currency contracts	(370)	(67)	214	Other expense/(income)
Cross-currency contracts (excluded component)	30	30	13	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(108)	$(11)	$331

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	December 26, 2020			December 28, 2019
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$17,008	$1,394	$(296)	$16,830	$1,361	$(952)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$19	$—	$—	$23	$—	$(22)
Foreign exchange contracts (excluded component)	—	—	—	—	—	—
Interest rate contracts	—	(2)	—	—	(4)	—
Cross-currency contracts	—	(11)	143	—	—	23
Cross-currency contracts (excluded component)	—	—	26	—	—	28
Net investment hedges:
Foreign exchange contracts	—	—	—	—	—	(6)
Foreign exchange contracts (excluded component)	—	(2)	—	—	(1)	—
Cross-currency contracts (excluded component)	—	25	—	—	30	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(69)	—	—	43	—	—
Foreign exchange contracts	—	—	(15)	—	—	(1)
Cross-currency contracts	—	—	—	—	—	11
Total gains/(losses) recognized in statements of income	$(50)	$10	$154	$66	$25	$33

	December 29, 2018
	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$17,347	$1,284	$(168)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(2)	$—	$56
Foreign exchange contracts (excluded component)	(2)	—	3
Interest rate contracts	—	(4)	—
Cross-currency contracts	—	—	(7)
Cross-currency contracts (excluded component)	—	—	1
Net investment hedges:
Foreign exchange contracts (excluded component)	—	(3)	—
Cross-currency contracts (excluded component)	—	13	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(44)	—	—
Foreign exchange contracts	—	—	(84)
Cross-currency contracts	—	—	4
Total gains/(losses) recognized in statements of income	$(48)	$6	$(27)

Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $57 million in 2020 and pre-tax gains of $52 million in 2019 and $174 million in 2018. These amounts were recognized in other comprehensive income/(loss).
Other Financial Instruments:
The carrying amounts of cash equivalents approximated fair values at December 26, 2020 and December 28, 2019. Money market funds are included in cash and cash equivalents on the consolidated balance sheets. The fair value of money market funds was $144 million at December 26, 2020 and $94 million at December 28, 2019. These are considered Level 1 financial assets and are valued using quoted prices in active markets for identical assets.

Note 14. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 30, 2017	$(1,587)	$549	$(16)	$(1,054)
Foreign currency translation adjustments	(1,173)	—	—	(1,173)
Net deferred gains/(losses) on net investment hedges	284	—	—	284
Amounts excluded from the effectiveness assessment of net investment hedges	7	—	—	7
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(7)	—	—	(7)
Net deferred gains/(losses) on cash flow hedges	—	—	99	99
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	2	2
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(44)	(44)
Net actuarial gains/(losses) arising during the period	—	58	—	58
Prior service credits/(costs) arising during the period	—	3	—	3
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(118)	—	(118)
Total other comprehensive income/(loss)	(889)	(57)	57	(889)
Balance as of December 29, 2018	(2,476)	492	41	(1,943)
Foreign currency translation adjustments	239	—	—	239
Net deferred gains/(losses) on net investment hedges	1	—	—	1
Amounts excluded from the effectiveness assessment of net investment hedges	22	—	—	22
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(16)	—	—	(16)
Net deferred gains/(losses) on cash flow hedges	—	—	(10)	(10)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	29	29
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(41)	(41)
Net actuarial gains/(losses) arising during the period	—	(70)	—	(70)
Prior service credits/(costs) arising during the period	—	1	—	1
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(234)	—	(234)
Cumulative effect of accounting standards adopted in the period(a)	—	114	22	136
Total other comprehensive income/(loss)	246	(189)	—	57
Balance at December 28, 2019	(2,230)	303	41	(1,886)
Foreign currency translation adjustments	324	—	—	324
Net deferred gains/(losses) on net investment hedges	(321)	—	—	(321)
Amounts excluded from the effectiveness assessment of net investment hedges	26	—	—	26
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(17)	—	—	(17)
Net deferred gains/(losses) on cash flow hedges	—	—	144	144
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	24	24
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(116)	(116)
Net actuarial gains/(losses) arising during the period	—	(27)	—	(27)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(118)	—	(118)
Total other comprehensive income/(loss)	12	(145)	52	(81)
Balance at December 26, 2020	$(2,218)	$158	$93	$(1,967)
(a)    In the first quarter of 2019, we adopted ASU 2018-02 related to reclassifying tax effects stranded in accumulated other comprehensive income/(losses). See Note 3, New Accounting Standards, in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information.

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	December 26, 2020			December 28, 2019			December 29, 2018
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$324	$—	$324	$239	$—	$239	$(1,173)	$—	$(1,173)
Net deferred gains/(losses) on net investment hedges	(426)	105	(321)	(2)	3	1	377	(93)	284
Amounts excluded from the effectiveness assessment of net investment hedges	28	(2)	26	29	(7)	22	10	(3)	7
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(23)	6	(17)	(23)	7	(16)	(10)	3	(7)
Net deferred gains/(losses) on cash flow hedges	209	(65)	144	(16)	6	(10)	116	(17)	99
Amounts excluded from the effectiveness assessment of cash flow hedges	24	—	24	30	(1)	29	2	—	2
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(175)	59	(116)	(48)	7	(41)	(45)	1	(44)
Net actuarial gains/(losses) arising during the period	(30)	3	(27)	(65)	(5)	(70)	74	(16)	58
Prior service credits/(costs) arising during the period	—	—	—	1	—	1	6	(3)	3
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(158)	40	(118)	(312)	78	(234)	(156)	38	(118)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)			Affected Line Item in the Statements of Income
	December 26, 2020	December 28, 2019	December 29, 2018
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$6	$—	Other expense/(income)
Foreign exchange contracts(b)	2	1	3	Interest expense
Cross-currency contracts(b)	(25)	(30)	(13)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(c)	(19)	(23)	4	Cost of products sold
Foreign exchange contracts(c)	—	22	(59)	Other expense/(income)
Cross-currency contracts(c)	(169)	(51)	6	Other expense/(income)
Cross-currency contracts(c)	11	—	—	Interest expense
Interest rate contracts(d)	2	4	4	Interest expense
Losses/(gains) on hedges before income taxes	(198)	(71)	(55)
Losses/(gains) on hedges, income taxes	65	14	4
Losses/(gains) on hedges	$(133)	$(57)	$(51)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(e)	$(12)	$(7)	$2
Amortization of prior service costs/(credits)(e)	(122)	(306)	(311)
Settlement and curtailment losses/(gains)(e)	(24)	—	153
Other losses/(gains) on postemployment benefits	—	1	—
Losses/(gains) on postemployment benefits before income taxes	(158)	(312)	(156)
Losses/(gains) on postemployment benefits, income taxes	40	78	38
Losses/(gains) on postemployment benefits	$(118)	$(234)	$(118)
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

As of December 26, 2020, companies and individuals are allowed to use an auction-based system at private and public banks to obtain foreign currency. This is the only foreign currency exchange mechanism legally available to us for converting Venezuelan bolivars to U.S. dollars. Published daily by the Banco Central de Venezuela, the exchange rate (“BCV Rate”) is calculated as the weighted average rate of participating banking institutions with active exchange operations. We believe the BCV Rate is the most appropriate legally available rate at which to translate the results of our Venezuelan subsidiary. Therefore, we revalue the income statement using the weighted average BCV Rates, and we revalue the bolivar-denominated monetary assets and liabilities at the period-end BCV Rate. The resulting revaluation gains and losses are recorded in current net income/(loss) rather than accumulated other comprehensive income/(losses). These gains and losses are classified within other expense/(income) as nonmonetary currency devaluation on our consolidated statements of income.
The BCV Rate at December 26, 2020 was BsS1,037,851.25 per U.S. dollar compared to BsS45,874.81 at December 28, 2019. The weighted average rate was BsS358,601.64 for 2020, BsS13,955.68 for 2019, and BsS25.06 for 2018. Remeasurements of the bolivar-denominated monetary assets and liabilities and operating results of our Venezuelan subsidiary at BCV Rates resulted in nonmonetary currency devaluation losses of $6 million in 2020, $10 million in 2019, and $146 million in 2018. These losses were recorded in other expense/(income) in the consolidated statements of income.
Our Venezuelan subsidiary obtains U.S. dollars primarily through private and public bank auctions, customer payments, and royalty payments. These U.S. dollars are primarily used for purchases of tomato paste and spare parts for manufacturing, as well as a limited amount of other operating costs. As of December 26, 2020, our Venezuelan subsidiary had sufficient U.S. dollars to fund these operational needs in the foreseeable future. However, further deterioration of the economic environment or regulation changes could jeopardize our export business.
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
Note 16. Financing Arrangements
We enter into various structured payable and product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. For programs determined to be financing arrangements, we have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our consolidated balance sheets. We had approximately $236 million at December 26, 2020 and approximately $253 million at December 28, 2019 on our consolidated balance sheets related to these arrangements.
Transfers of Financial Assets:
During the fourth quarter of 2020, we entered into a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our consolidated balance sheet. Receivables sold under this accounts receivable factoring program were approximately $50 million during 2020, with no amount outstanding as of December 26, 2020. The incremental costs of factoring receivables under this arrangement were insignificant for the year ended December 26, 2020. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows.
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

United States Government Investigations:
As previously disclosed on February 21, 2019, we received a subpoena in October 2018 from the SEC related to our procurement area, specifically the accounting policies, procedures, and internal controls related to our procurement function, including, but not limited to, agreements, side agreements, and changes or modifications to agreements with our suppliers. Following the receipt of this subpoena, we, together with external counsel and forensic accountants, and subsequently, under the oversight of the Audit Committee, conducted an internal investigation into our procurement area and related matters. The SEC has issued additional subpoenas seeking information related to our financial reporting, incentive plans, debt issuances, internal controls, disclosures, personnel, our assessment of goodwill and intangible asset impairments, our communications with certain stockholders, and other related information and materials in connection with its investigation. The United States Attorney’s Office for the Northern District of Illinois (“USAO”) is also reviewing this matter. We cannot predict the eventual scope, duration, or outcome of any potential SEC legal action or other action or whether it could have a material impact on our financial condition, results of operations, or cash flows. We have been responsive to the ongoing subpoenas and other document requests and will continue to cooperate fully with any governmental or regulatory inquiry or investigation.
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
As of December 26, 2020, our take-or-pay purchase obligations were as follows (in millions):

2021	$579
2022	422
2023	339
2024	215
2025	135
Thereafter	124
Total	$1,814
Redeemable Noncontrolling Interest:
In 2016, we entered into a joint venture with a minority partner to manufacture, package, market, and distribute food products. We controlled the operations and included this business in our consolidated results. Our minority partner had put options that, if it chose to exercise, would require us to purchase portions of its equity interest at a future date. The minority partner’s put options were reflected on our consolidated balance sheets as a redeemable noncontrolling interest. We previously accreted the redeemable noncontrolling interest to its estimated redemption value over the term of the put options. During 2020, we issued a notice of termination to our minority partner, indicating our intent to dissolve and liquidate the joint venture as provided for within our agreement. The joint venture was dissolved in December 2020. As a result of this dissolution, we recognized a pre-tax loss of approximately $26 million in other expense/(income) for the year ended December 26, 2020.
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

On March 12, 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we provided notice to our lenders to borrow the full available amount under our Senior Credit Facility. As such, a total of $4.0 billion was drawn on our Senior Credit Facility during the first quarter of 2020. We repaid the full $4.0 billion revolver draw during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at December 26, 2020, at December 28, 2019, or during the years ended December 28, 2019 and December 29, 2018.
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
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. Our Senior Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of December 26, 2020.
The obligations under the Credit Agreement are guaranteed by KHFC in the case of indebtedness and other liabilities of any subsidiary borrower and by The Kraft Heinz Company in the case of indebtedness and other liabilities of any subsidiary borrower and KHFC.
In March 2020, together with KHFC, we entered into an uncommitted revolving credit line agreement which provides for borrowings up to $300 million. Each borrowing under this uncommitted revolving credit line agreement is due within six months of the disbursement date and the final maturity date of the agreement is June 9, 2021. As of December 26, 2020, no amounts had been drawn on this facility.
We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at December 26, 2020, at December 28, 2019, or during the year ended December 26, 2020. The maximum amount of commercial paper outstanding during the year ended December 28, 2019 was $200 million.

Long-Term Debt:
The following table summarizes our long-term debt obligations.

	Priority (a)	Maturity Dates	Interest Rates (b)	Carrying Values
				December 26, 2020	December 28, 2019
				(in millions)
U.S. dollar notes:
2025 Notes(c)	Senior Secured Notes	February 15, 2025	4.875%	$—	$971
Other U.S. dollar notes(d)(e)	Senior Notes	2020–2050	0.776%–7.125%	24,251	24,127
Euro notes(d)	Senior Notes	2023–2028	1.500%–2.250%	3,100	2,834
Canadian dollar notes(f)	Senior Notes	July 6, 2020	1.903%	—	382
British pound sterling notes:
2030 Notes(g)	Senior Notes	February 18, 2030	6.250%	175	170
Other British pound sterling notes(d)	Senior Notes	July 1, 2027	4.125%	539	519
Other long-term debt	Various	2020–2035	0.500%–5.500%	41	48
Finance lease obligations				194	187
Total long-term debt				28,300	29,238
Current portion of long-term debt				230	1,022
Long-term debt, excluding current portion				$28,070	$28,216
(a)    Priority of debt indicates the order which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.
(b)    Floating interest rates are stated as of December 26, 2020, with the exception of the Canadian dollar notes’ rate, which is stated as of the date the notes matured.
(c)    The 4.875% Second Lien Senior Secured Notes due February 15, 2025 (the “2025 Notes”) were redeemed during 2020 as part of the First 2020 Debt Redemptions (defined below). Kraft Heinz had fully and unconditionally guaranteed these notes.
(d)    Kraft Heinz fully and unconditionally guarantees these notes, which were issued by KHFC.
(e)    Includes current year issuances (the “2020 Notes”) described below.
(f)    Kraft Heinz fully and unconditionally guaranteed these notes, which were issued by Kraft Heinz Canada ULC (formerly Kraft Canada Inc.).
(g)    The 6.250% Pound Sterling Senior Secured Notes due February 18, 2030 (the “2030 Notes”) were issued by H.J. Heinz Finance UK Plc. Kraft Heinz and KHFC fully and unconditionally guarantee the 2030 Notes. This guarantee was previously secured and senior in right of payment of existing and future unsecured and subordinated indebtedness; however, following the redemption of the 2025 Notes, the 2030 Notes are no longer guaranteed on a secured basis. The 2030 Notes now rank pari passu in right of payment with all of our existing and future senior obligations. Kraft Heinz became guarantor of the 2030 Notes in connection with the 2015 Merger. The 2030 Notes were previously only guaranteed by KHFC.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants at December 26, 2020.
At December 26, 2020, our long-term debt excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
At December 26, 2020, aggregate principal maturities of our long-term debt excluding finance leases were (in millions):

2021	$152
2022	957
2023	1,365
2024	673
2025	1,611
Thereafter	23,135
Tender Offers:
In May 2020, KHFC commenced a tender offer to purchase for cash up to the maximum combined aggregate purchase price of $2.2 billion, excluding accrued and unpaid interest, of its outstanding floating rate senior notes due February 2021, 3.500% senior notes due June 2022, 3.500% senior notes due July 2022, floating rate senior notes due August 2022, 4.000% senior notes due June 2023, 3.950% senior notes due July 2025, and 3.000% senior notes due June 2026 (the “2020 Tender Offer”).

The aggregate principal amounts of senior notes before and after the 2020 Tender Offer and the amounts validly tendered pursuant to the 2020 Tender Offer were (in millions):

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
In connection with the 2020 Tender Offer, we recognized a loss on extinguishment of debt of $71 million within interest expense on the consolidated statement of income for the year ended December 26, 2020. This loss primarily reflects the payment of early tender premiums and fees associated with the 2020 Tender Offer as well as the write-off of unamortized debt issuance costs, premiums, and discounts. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the consolidated statement of cash flows. In 2020, debt prepayment and extinguishment costs per the consolidated statement of cash flows related to the 2020 Tender Offer were $68 million, which reflect the $71 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $1 million, unamortized debt issuance costs of $3 million, and unamortized discounts of $1 million.
In September 2019, KHFC commenced an offer to purchase for cash any and all of its outstanding 5.375% senior notes due February 2020 (the “First 2019 Tender Offer”). The First 2019 Tender Offer expired on September 9, 2019 with a settlement date of September 10, 2019. Additionally, on September 11, 2019, KHFC commenced an offer to purchase for cash up to the maximum combined aggregate purchase price of $2.5 billion, excluding accrued and unpaid interest, of its outstanding 3.500% senior notes due June 2022, 3.500% senior notes due July 2022, 4.000% senior notes due June 2023, and 2025 Notes (the “Second 2019 Tender Offer” and, together with the First 2019 Tender Offer, the “2019 Tender Offers”). The Second 2019 Tender Offer settled on September 26, 2019.
The aggregate principal amounts of senior notes validly tendered pursuant to the 2019 Tender Offers was $2.7 billion and the aggregate principal amount of 2025 Notes validly tendered pursuant to the 2019 Tender Offers was $224 million.
In connection with the 2019 Tender Offers, we recognized a loss on extinguishment of debt of $88 million within interest expense on the consolidated statement of income for the year ended December 28, 2019. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the consolidated statement of cash flows. In 2019, debt prepayment and extinguishment costs per the consolidated statement of cash flows related to the 2019 Tender Offers were $91 million, which reflect the $88 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $10 million, unamortized debt issuance costs of $5 million, and unamortized discounts of $2 million.
Debt Redemptions:
Concurrently with the commencement of the 2020 Tender Offer, we issued a notice of conditional redemption by KHFC of all of its $300 million outstanding aggregate principal amount of 3.375% senior notes due June 2021 and $976 million outstanding aggregate principal amount of its 2025 Notes (the “First 2020 Debt Redemptions”). The First 2020 Debt Redemptions were effective and completed in the second quarter of 2020.
In September 2020, we issued a notice of redemption by KHFC of all of its 3.500% senior notes due July 2022, of which $302 million aggregate principal amount was outstanding (the “Second 2020 Debt Redemption” and, together with the First 2020 Debt Redemption, the “2020 Debt Redemptions”). The effective date of the Second 2020 Debt Redemption was October 24, 2020.
In connection with the 2020 Debt Redemptions, we recognized a loss on extinguishment of debt of $53 million within interest expense on the consolidated statement of income for the year ended December 26, 2020. This loss primarily reflects the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the consolidated statement of cash flows. In 2020, debt prepayment and extinguishment costs per the consolidated statement of cash flows related to the 2020 Debt Redemptions were $48 million, which reflect the $53 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $5 million.

Following the redemption of our 2025 Notes, our 6.250% Pound Sterling senior notes due 2030 are no longer guaranteed on a secured basis. The 6.250% Pound Sterling senior notes due 2030 now rank pari passu in right of payment with all of our existing and future senior obligations.
In September 2019, concurrently with the commencement of the First 2019 Tender Offer, we issued a notice of redemption by Kraft Heinz Canada ULC, our 100% owned subsidiary, of all of Kraft Heinz Canada ULC’s outstanding 2.700% Canadian dollar senior notes due July 2020, of which 300 million Canadian dollar aggregate principal amount was outstanding, and a notice of partial redemption by KHFC of $800 million of KHFC’s 2.800% senior notes due July 2020, of which $1.5 billion aggregate principal amount was outstanding (the “First 2019 Debt Redemptions”). The effective date of the First 2019 Debt Redemptions was October 3, 2019.
Concurrently with the commencement of the Second 2019 Tender Offer, we issued a second notice of partial redemption providing for the redemption of $500 million aggregate principal amount of KHFC’s remaining 2.800% senior notes due July 2020 (the “Second 2019 Debt Redemption” and, together with the First 2019 Debt Redemptions, the “2019 Debt Redemptions”). The effective date of the Second 2019 Debt Redemption was October 11, 2019. Following the 2019 Debt Redemptions, KHFC’s 2.800% senior notes due July 2020 had $200 million aggregate principal amount outstanding.
In connection with the 2019 Debt Redemptions we recognized a loss on extinguishment of debt of $10 million within interest expense on the consolidated statement of income for the year ended December 28, 2019. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the consolidated statement of cash flows. In 2019, debt prepayment and extinguishment costs per the consolidated statement of cash flows related to the 2019 Debt Redemptions were $8 million, which reflect the $10 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $2 million.
Debt Issuances:
In May 2020, KHFC issued $1,350 million aggregate principal amount of 3.875% senior notes due May 2027, $1,350 million aggregate principal amount of 4.250% senior notes due March 2031, and $800 million aggregate principal amount of 5.500% senior notes due June 2050 (collectively, the “2020 Notes”). The 2020 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, and interest on a senior unsecured basis. We used the proceeds from the 2020 Notes to fund the 2020 Tender Offer and First 2020 Debt Redemptions and to pay fees and expenses in connection therewith.
A tabular summary of the 2020 Notes is included below.

Aggregate Principal Amount
(in millions)
3.875% senior notes due May 2027	$1,350
4.250% senior notes due March 2031	1,350
5.500% senior notes due June 2050	800
Total senior notes issued	$3,500
In September 2019, KHFC issued $1,000 million aggregate principal amount of 3.750% senior notes due April 2030, $500 million aggregate principal amount of 4.625% senior notes due October 2039, and $1,500 million aggregate principal amount of 4.875% senior notes due October 2049 (collectively, the “2019 Notes”). The 2019 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, and interest on a senior unsecured basis. We used the proceeds from the 2019 Notes to fund the Second 2019 Tender Offer and to pay fees and expenses in connection therewith and to fund the Second 2019 Debt Redemption.
In June 2018, KHFC issued $300 million aggregate principal amount of 3.375% senior notes due June 2021, $1,600 million aggregate principal amount of 4.000% senior notes due June 2023, and $1,100 million aggregate principal amount of 4.625% senior notes due January 2029 (collectively, the “2018 Notes”). The 2018 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, and interest on a senior unsecured basis.
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

Debt Issuance Costs:
Debt issuance costs are reflected as a direct deduction of our long-term debt balance on the consolidated balance sheets. We incurred debt issuance costs of $31 million in 2020, $25 million in 2019, and $15 million in 2018. Unamortized debt issuance costs were $130 million at December 26, 2020 and $119 million at December 28, 2019. Amortization of debt issuance costs was $11 million in 2020, $15 million in 2019, and $16 million in 2018.
Debt Premium:
Unamortized debt premiums are presented on the consolidated balance sheets as a direct addition to the carrying amount of debt. Unamortized debt premium, net, was $344 million at December 26, 2020 and $358 million at December 28, 2019. Amortization of our debt premium, net, was $14 million in 2020, $34 million in 2019, and $65 million in 2018.
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
Fair Value of Debt:
At December 26, 2020, the aggregate fair value of our total debt was $32.1 billion as compared with a carrying value of $28.3 billion. At December 28, 2019, the aggregate fair value of our total debt was $31.1 billion as compared with a carrying value of $29.2 billion. Our short-term debt had a carrying value that approximated its fair value at December 26, 2020 and December 28, 2019. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Subsequent Event:
We repaid approximately $111 million aggregate principal amount of senior notes on February 10, 2021.
Note 19. Leases
We adopted ASU 2016-02, Leases (Topic 842), in the first quarter of 2019 using a modified retrospective transition method. The most significant impact of adoption on our consolidated financial statements was the recognition of ROU assets and lease liabilities for operating leases. Upon adoption, we had total lease assets of $821 million and total lease liabilities of $887 million. The adoption of this ASU in the first quarter of 2019 did not result in a cumulative-effect adjustment to the opening balance of retained earnings/(deficit) and did not impact our consolidated statements of income or our cash flows.
We have operating and finance leases, primarily for warehouse, production, and office facilities and equipment. Our lease contracts have remaining contractual lease terms of up to 20 years, some of which include options to extend the term by up to 10 years. We include renewal options that are reasonably certain to be exercised as part of the lease term. Additionally, some lease contracts include termination options. We do not expect to exercise the majority of our termination options and generally exclude such options when determining the term of our leases. See Note 2, Significant Accounting Policies, for our lease accounting policy.

The components of our lease costs were (in millions):

	December 26, 2020	December 28, 2019
Operating lease costs	$173	$191
Finance lease costs:
Amortization of right-of-use assets	31	27
Interest on lease liabilities	7	6
Short-term lease costs	20	13
Variable lease costs	1,313	1,270
Sublease income	(11)	(14)
Total lease costs	$1,533	$1,493
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
We had no losses/(gains) on sale and leaseback transactions in 2020. Losses/(gains) on sale and leaseback transactions, net, were insignificant for 2019.
Supplemental balance sheet information related to our leases was (in millions, except lease term and discount rate):

	December 26, 2020		December 28, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use assets	$562	$195	$542	$185
Lease liabilities (current)	135	78	147	28
Lease liabilities (non-current)	475	116	454	158

Weighted average remaining lease term	7 years	9 years	6 years	9 years
Weighted average discount rate	3.8%	3.7%	4.0%	3.4%
Operating lease ROU assets are included in other non-current assets and finance lease ROU assets are included in property, plant and equipment, net, on our consolidated balance sheets. The current portion of operating lease liabilities is included in other current liabilities, and the current portion of finance lease liabilities is included in the current portion of long-term debt on our consolidated balance sheets. The non-current portion of operating lease liabilities is included in other non-current liabilities, and the non-current portion of finance lease liabilities is included in long-term debt on our consolidated balance sheets. At December 26, 2020, operating and finance lease ROU assets, the current portion of operating and finance lease liabilities, and the non-current portion of operating and finance lease liabilities excluded amounts classified as held for sale. At December 28, 2019, operating lease ROU assets, the current portion of operating lease liabilities, and the non-current portion of operating lease liabilities excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Cash flows arising from lease transactions were (in millions):

	December 26, 2020	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(191)	$(196)
Operating cash inflows/(outflows) from finance leases	(7)	(6)
Financing cash inflows/(outflows) from finance leases	(35)	(28)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	147	42
Finance leases	39	12

Future minimum lease payments for leases in effect at December 26, 2020 were (in millions):

	Operating Leases	Finance Leases
2021	$156	$84
2022	118	30
2023	89	16
2024	73	11
2025	65	9
Thereafter	193	86
Total future undiscounted lease payments	694	236
Less imputed interest	(84)	(42)
Total lease liability	$610	$194
At December 26, 2020, our operating and finance leases that had not yet commenced were approximately $123 million. This balance is primarily composed of a 20-year lease for a warehouse facility with a future minimum lease commitment of $109 million. We expect to take control of the leased asset in 2022.
Note 20. Capital Stock
Common Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5.0 billion shares of common stock.
Shares of common stock issued, in treasury, and outstanding were (in millions of shares):

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 30, 2017	1,221	(2)	1,219
Exercise of stock options, issuance of other stock awards, and other	3	(2)	1
Balance at December 29, 2018	1,224	(4)	1,220
Exercise of stock options, issuance of other stock awards, and other	—	1	1
Balance at December 28, 2019	1,224	(3)	1,221
Exercise of stock options, issuance of other stock awards, and other	4	(2)	2
Balance at December 26, 2020	1,228	(5)	1,223
Note 21. Earnings Per Share
Our earnings per common share (“EPS”) were:

	December 26, 2020	December 28, 2019	December 29, 2018
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$356	$1,935	$(10,192)
Weighted average shares of common stock outstanding	1,223	1,221	1,219
Net earnings/(loss)	$0.29	$1.59	$(8.36)
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$356	$1,935	$(10,192)
Weighted average shares of common stock outstanding	1,223	1,221	1,219
Effect of dilutive equity awards	5	3	—
Weighted average shares of common stock outstanding, including dilutive effect	1,228	1,224	1,219
Net earnings/(loss)	$0.29	$1.58	$(8.36)
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. We had net losses attributable to common shareholders in 2018. Therefore, we excluded the dilutive effects of equity awards in 2018 as their inclusion would have had an anti-dilutive effect on EPS. Anti-dilutive shares were 9 million in 2020, 10 million in 2019, and 13 million in 2018.

Note 22. Segment Reporting
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Net sales:
United States	$19,204	$17,844	$18,218
International	5,341	5,251	5,877
Canada	1,640	1,882	2,173
Total net sales	$26,185	$24,977	$26,268
Segment Adjusted EBITDA was (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Segment Adjusted EBITDA:
United States	$5,557	$4,829	$5,242
International	1,058	1,004	1,335
Canada	389	487	608
General corporate expenses	(335)	(256)	(161)
Depreciation and amortization (excluding integration and restructuring expenses)	(955)	(985)	(919)
Integration and restructuring expenses	(15)	(102)	(297)
Deal costs	(8)	(19)	(23)
Unrealized gains/(losses) on commodity hedges	6	57	(21)
Impairment losses	(3,413)	(1,899)	(15,936)
Equity award compensation expense (excluding integration and restructuring expenses)	(156)	(46)	(33)
Operating income/(loss)	2,128	3,070	(10,205)
Interest expense	1,394	1,361	1,284
Other expense/(income)	(296)	(952)	(168)
Income/(loss) before income taxes	$1,030	$2,661	$(11,321)

Total depreciation and amortization expense by segment was (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Depreciation and amortization expense:
United States	$609	$609	$626
International	221	231	221
Canada	35	35	39
General corporate expenses	104	119	97
Total depreciation and amortization expense	$969	$994	$983
Total capital expenditures by segment were (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Capital expenditures:
United States	$318	$393	$388
International	212	283	360
Canada	29	27	21
General corporate expenses	37	65	57
Total capital expenditures	$596	$768	$826
Net sales by platform were (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Taste Elevation	$7,072	$6,873	$7,134
Fast Fresh Meals	6,457	5,950	6,194
Easy Meals Made Better	4,909	4,314	4,350
Real Food Snacking	2,296	2,201	2,198
Flavorful Hydration	1,648	1,495	1,502
Easy Indulgent Desserts	999	919	909
Other	2,804	3,225	3,981
Total net sales	$26,185	$24,977	$26,268
Net sales by product category were (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Condiments and sauces	$6,813	$6,406	$6,752
Cheese and dairy	5,131	4,890	5,287
Ambient foods	2,954	2,475	2,576
Frozen and chilled foods	2,599	2,371	2,548
Meats and seafood	2,515	2,406	2,505
Refreshment beverages	1,655	1,504	1,507
Coffee	1,062	1,271	1,438
Infant and nutrition	433	512	756
Desserts, toppings and baking	1,121	1,032	1,038
Nuts and salted snacks	1,047	966	967
Other	855	1,144	894
Total net sales	$26,185	$24,977	$26,268
Concentration of Risk:
Our largest customer, Walmart Inc., represented approximately 22% of our net sales in 2020 and approximately 21% of our net sales in both 2019 and 2018. All of our segments have sales to Walmart Inc.

Geographic Financial Information:
We had significant sales in the United States, Canada, and the United Kingdom. Our net sales by geography were (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Net sales:
United States	$19,204	$17,844	$18,218
Canada	1,640	1,882	2,173
United Kingdom	1,103	1,007	1,071
Other	4,238	4,244	4,806
Total net sales	$26,185	$24,977	$26,268
We had significant long-lived assets in the United States. Long-lived assets are comprised of property, plant and equipment, net of related accumulated depreciation. Our long-lived assets by geography were (in millions):

	December 26, 2020	December 28, 2019
Long-lived assets:
United States	$4,705	$5,004
Other	2,171	2,051
Total long-lived assets	$6,876	$7,055
At December 26, 2020 and December 28, 2019, long-lived assets by geography excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 23. Other Financial Data
Consolidated Statements of Income Information
Other expense/(income)
Other expense/(income) consists of the following (in millions):

	December 26, 2020	December 28, 2019	December 29, 2018
Amortization of prior service costs/(credits)	$(122)	$(306)	$(311)
Net pension and postretirement non-service cost/(benefit)(a)	(201)	(172)	(40)
Loss/(gain) on sale of business	2	(420)	15
Interest income	(27)	(36)	(35)
Foreign exchange losses/(gains)	162	10	166
Derivative losses/(gains)	(154)	(39)	27
Other miscellaneous expense/(income)	44	11	10
Other expense/(income)	$(296)	$(952)	$(168)
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
Other expense/(income) was $296 million of income in 2020 compared to $952 million of income in 2019. This change was primarily driven by a $2 million net loss on sales of businesses in 2020 compared to a $420 million net gain on sales of businesses in 2019, a $184 million decrease in non-cash amortization of prior service credits as compared to the prior year period, a $162 million net foreign exchange loss in 2020 compared to a $10 million net foreign exchange loss in 2019, and a $26 million loss on the dissolution of a joint venture. These impacts were partially offset by a $154 million net gain on derivative activities in 2020 compared to a $39 million net gain on derivative activities in 2019. As we estimate the amortization of prior service credits to be insignificant in 2021, we are forecasting a negative impact to other expense/(income) in 2021 compared to 2020 of approximately $114 million. See Note 17, Commitments and Contingencies, for additional information related to our dissolved joint venture.

Other expense/(income) was $952 million of income in 2019 compared to $168 million of income in 2018. This change was primarily driven by a $420 million net gain on sales of businesses in 2019 compared to a $15 million loss on sale of business in 2018, a $162 million non-cash settlement charge in the prior year related to the wind-up of our Canadian salaried and Canadian hourly defined benefit pension plans, and a $136 million decrease in nonmonetary currency devaluation losses related to our Venezuelan operations as compared to the prior year period. The increase also reflects a $28 million gain related to the excluded component on our cross-currency contracts designated as cash flow hedges as compared to the prior period gain of $1 million.
Note 24. Quarterly Financial Data (Unaudited)
Our quarterly financial data for 2020 and 2019 is summarized as follows:

	2020 Quarters
	Fourth	Third	Second	First
	(in millions, except per share data)
Net sales	$6,939	$6,441	$6,648	$6,157
Gross profit	2,523	2,344	2,452	1,858
Net income/(loss)	1,034	598	(1,652)	381
Net income/(loss) attributable to common shareholders	1,032	597	(1,651)	378
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.84	$0.49	$(1.35)	$0.31
Diluted earnings/(loss)	0.84	0.49	(1.35)	0.31

	2019 Quarters
	Fourth	Third	Second	First
	(in millions, except per share data)
Net sales	$6,536	$6,076	$6,406	$5,959
Gross profit	2,107	1,947	2,082	2,011
Net income/(loss)	183	898	448	404
Net income/(loss) attributable to common shareholders	182	899	449	405
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.15	$0.74	$0.37	$0.33
Diluted earnings/(loss)	0.15	0.74	0.37	0.33

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 26, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 26, 2020, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended December 26, 2020. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
•provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2020 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 26, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 26, 2020, as stated in their report which appears herein under Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is included under the caption “Information about our Executive Officers” contained in Item 1, Business, of this report and under the headings “Proposal 1 — Election of Directors,” “Corporate Governance and Board Matters — Codes of Conduct — Employee Code of Conduct,” “Beneficial Ownership of Kraft Heinz Stock — Delinquent Section 16(a) Reports,” “Board Committees and Membership — Committee Structure and Membership,” and “Other Information — Stockholder Proposals” in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 6, 2021 (“2021 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by this Item 11 is included under the headings “Board Committees and Membership — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” and “Pay Ratio Disclosure” in our 2021 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under our equity compensation plans at December 26, 2020 were:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	35,497,297	$43.71	30,363,281
Equity compensation plans not approved by security holders	—	—	—
Total	35,497,297		30,363,281
(1)    Includes the vesting of RSUs.
Information related to the security ownership of certain beneficial owners and management is included under the heading “Beneficial Ownership of Kraft Heinz Stock” in our 2021 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the heading “Corporate Governance and Board Matters — Related Person Transactions” in our 2021 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services.
Information required by this Item 14 is included under the headings “Proposal 3 — Ratification of the Selection of Independent Auditors — Independent Auditors’ Fees and Services” and “Proposal 3 — Ratification of the Selection of Independent Auditors — Pre-Approval Policy” in our 2021 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Index to Consolidated Financial Statements and Schedules
Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.
(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Descriptions
2.1
Separation and Distribution Agreement, dated September 27, 2012, between Kraft Foods Inc. and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 2.1 of Amendment No. 1 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on October 26, 2012).

2.2
Canadian Asset Transfer Agreement, dated September 29, 2012, between Mondelez Canada Inc. and Kraft Canada Inc. (incorporated by reference to Exhibit 2.2 of Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).

2.3
Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property, effective October 1, 2012, between Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd., and Kraft Foods R&D Inc. (incorporated by reference to Exhibit 2.3 of Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).

2.4
Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, dated September 27, 2012, between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC. (incorporated by reference to Exhibit 2.4 of Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on December 4, 2012).

2.5
Agreement and Plan of Merger, dated March 24, 2015, among H.J. Heinz Holding Corporation, Kite Merger Sub Corp., Kite Merger Sub LLC, and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4 (File No. 333-203364), filed on April 10, 2015).

2.6
First Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, effective July 15, 2013, between Intercontinental Great Brands LLC and GroceryCo IPCo Foods Group Brands LLC (incorporated by reference to Exhibit 2.2 of Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 (File No. 001-35491), filed on April 28, 2015).

2.7
Second Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, effective October 1, 2014, between Kraft Foods Group Brands LLC and Intercontinental Great Brands LLC (incorporated by reference to Exhibit 2.3 of Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 (File No. 001-35491), filed on April 28, 2015).

2.8
Amendment to the Master Ownership and License Agreement regarding Trademarks and Related Intellectual Property, effective September 28, 2016, between Kraft Foods Group Brands LLC and Intercontinental Great Brands LLC (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017 (File No. 001-37482), filed on August 4, 2017).

2.9
Addendum to Master Ownership and License Agreement Regarding Patents, Trade Secrets, and Related Intellectual Property, dated May 9, 2017, between Intercontinental Great Brands LLC, Mondelēz UK LTD, Kraft Foods R&D Inc., and Kraft Foods Group Brands LLC (incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017 (File No. 001-37482), filed on August 4, 2017).

2.10
Further Amendment to the Master Ownership and License Agreement regarding Trademarks and Related Intellectual Property, effective September 28, 2018, between Kraft Foods Group Brands LLC and Intercontinental Great Brands LLC (incorporated by reference to Exhibit 2.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (File No. 001-37482), filed on February 14, 2020).

3.1
Second Amended and Restated Certificate of Incorporation of H.J. Heinz Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 2, 2015).

3.2	Amended and Restated By-Laws of The Kraft Heinz Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on October 27, 2017).
3.3
Certificate of Retirement of Series A Preferred Stock of The Kraft Heinz Company, dated June 7, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on June 7, 2016).

4.1
Amended and Restated Registration Rights Agreement, dated July 2, 2015, among The Kraft Heinz Company, 3G Global Food Holdings LP, and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 2, 2015).

4.2
Indenture, dated July 1, 2015, among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 6, 2015).

4.3
First Supplemental Indenture, dated July 1, 2015, relating to the 2.000% Senior Notes due 2023, among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 6, 2015).

4.4
Second Supplemental Indenture, dated July 1, 2015, relating to the 4.125% Senior Notes due 2027, among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 6, 2015).

4.5
Third Supplemental Indenture, dated July 2, 2015, relating to the 1.60% Senior Notes due 2017, 2.00% Senior Notes due 2018, 2.80% Senior Notes due 2020, 3.50% Senior Notes due 2022, 3.95% Senior Notes due 2025, 5.00% Senior Notes due 2035, and 5.20% Senior Notes due 2045, among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 6, 2015).

4.6
Indenture, dated June 4, 2012, between Kraft Foods Group, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.4 of Amendment No. 3 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 001-35491), filed on June 21, 2012).

4.7
Supplemental Indenture No. 1, dated June 4, 2012, relating to the 1.625% Notes due 2015, 2.250% Notes due 2017, 3.500% Notes due 2022, and 5.000% Notes due 2042, among Kraft Foods Group, Inc., Kraft Foods Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 001-35491), filed on June 21, 2012).

4.8
Supplemental Indenture No. 2, dated July 18, 2012, relating to the 6.125% Senior Notes due 2018, 5.375% Senior Notes due 2020, 6.875% Senior Notes due 2039, and 6.500% Senior Notes due 2040, among Kraft Foods Group, Inc., Kraft Foods Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.27 of Amendment No. 5 to Kraft Foods Group, Inc.’s Registration Statement on Form 10 (File No. 001-35491), filed on August 6, 2012).

4.9
Supplemental Indenture No. 3, dated July 2, 2015, among Kraft Foods Group, Inc., as issuer, Kite Merger Sub LLC, H.J. Heinz Holding Corporation, as parent guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.17 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 6, 2015).

4.10
Third Supplemental Indenture, dated July 2, 2015, relating to the 6.75% Debentures due 2032 and 7.125% Debentures due 2039, among H.J. Heinz Holding Corporation, H. J. Heinz Company, and The Bank of New York Mellon, as successor trustee to Bank One, National Association (incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 6, 2015).

4.11
Third Supplemental Indenture, dated July 2, 2015, relating to the 6.375% Debentures due 2028, among H.J. Heinz Holding Corporation, H. J. Heinz Company, and The Bank of New York Mellon, as successor trustee to Bank One, National Association (incorporated by reference to Exhibit 4.19 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 6, 2015).

4.12
Indenture, dated July 6, 2001, among H. J. Heinz Finance Company, as issuer, H.J. Heinz Company, as guarantor, and Bank One, National Association, as trustee (incorporated herein by reference to Exhibit 4(c) of H. J. Heinz Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002 (File No. 001-03385), filed on July 30, 2002).

4.13
Indenture, dated July 15, 2008, among H.J. Heinz Company and Union Bank of California, N.A., as trustee (incorporated herein by reference to Exhibit 4(d) of H. J. Heinz Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009 (File No. 001-03385), filed on June 17, 2009).

4.14
First Supplemental Indenture, dated July 2, 2015, relating to the 2.00% Notes due September 2016, 1.50% Notes due March 2017, 3.125% Notes due September 2021, and 2.85% Notes due March 2022, among H.J. Heinz Holding Corporation, H. J. Heinz Company, and MUFG Union Bank, N.A., as trustee.*

4.15
Supplemental Indenture No. 4, dated November 11, 2015, relating to the 2.250% Notes due 2017, 6.125% Notes due 2018, 5.375% Notes due 2020, 3.500% Notes due 2022, 6.875% Notes due 2039, 6.500% Notes due 2040, and 5.000% Notes due 2042, between Kraft Heinz Foods Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (File No. 001-37482), filed on March 3, 2016).

4.16
Indenture, dated July 15, 1992, between H. J. Heinz Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4(a) of H. J. Heinz Company’s Registration Statement on Form S-3 (File No. 333-48017), filed on March 16, 1998).

4.17
Fourth Supplemental Indenture, dated May 24, 2016, relating to the 3.000% Senior Notes due 2026 and 4.375% Senior Notes due 2046, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on May 25, 2016).

4.18	Form of 3.000% Senior Notes due 2026 and 4.375% Senior Notes due 2046 (included in Exhibit 4.24).
4.19
Fifth Supplemental Indenture, dated May 25, 2016, relating to the 1.500% Senior Notes due 2024 and 2.250% Senior Notes due 2028, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on May 25, 2016).

4.20	Form of 1.500% Senior Notes due 2024 and 2.250% Senior Notes due 2028 (included in Exhibit 4.26).
4.21
Sixth Supplemental Indenture, dated August 10, 2017, relating to the Floating Rate Senior Notes due 2019, Floating Rate Senior Notes due 2021, and Floating Rate Senior Notes due 2022, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, paying agent, security registrar, and calculation agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on August 10, 2017).

4.22	Form of Floating Rate Senior Notes due 2019, Floating Rate Senior Notes due 2021, and Floating Rate Senior Notes due 2022 (included in Exhibit 4.28).
4.23
Seventh Supplemental Indenture, dated June 15, 2018, relating to the 3.375% Senior Notes due 2021, 4.000% Senior Notes due 2023, and 4.625% Senior Notes due 2029, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on June 15, 2018).

4.24	Form of 3.375% Senior Notes due 2021, 4.000% Senior Notes due 2023, and 4.625% Senior Notes due 2029 (included in Exhibit 4.30).
4.25
Description of Kraft Heinz Securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 001-37482), filed on June 7, 2019).

4.26
Eighth Supplemental Indenture, dated September 25, 2019, relating to the 3.750% Senior Notes due 2030, 4.625% Senior Notes due 2039, and 4.875% Senior Notes due 2049, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on September 25, 2019).

4.27	Form of 3.750% Senior Notes due 2030, 4.625% Senior Notes due 2039, and 4.875% Senior Notes due 2049 (included in Exhibit 4.33).
4.28
Registration Rights Agreement, dated September 25, 2019, among Kraft Heinz Foods Company, The Kraft Heinz Company, as guarantor, and BofA Securities, Inc., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC, as representatives of the other initial purchasers (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on September 25, 2019).

4.29
Ninth Supplemental Indenture, dated May 18, 2020, relating to the 3.875% Senior Notes due 2027, 4.250% Senior Notes due 2031, and 5.500% Senior Notes due 2050, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on May 18, 2020).

4.30	Form of 3.875% Senior Notes due 2027, 4.250% Senior Notes due 2031, and 5.500% Senior Notes due 2050 (included in Exhibit 4.36).
4.31
Registration Rights Agreement, dated May 18, 2020, among Kraft Heinz Foods Company, The Kraft Heinz Company, as guarantor, and J.P. Morgan Securities LLC, as representative of the other initial purchasers (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on May 18, 2020).

10.1
Tax Sharing and Indemnity Agreement, dated September 27, 2012, between Kraft Foods Inc. and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4 (File No. 333-184314), filed on October 26, 2012).

10.2
Form of Kraft Foods Group, Inc. 2012 Performance Incentive Plan Global Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 (File No. 001-35491), filed on May 2, 2014).+

10.3
Form of Kraft Foods Group, Inc. 2012 Performance Incentive Plan Global Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014 (File No. 001-35491) filed on May 2, 2014).+

10.4
H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4 (File No. 333-203364), filed on May 29, 2015).+

10.5
Amendments to the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (File No. 001-37482), filed on March 3, 2016).+

10.6
Form of H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4 (File No. 333-203364), filed on May 29, 2015).+

10.7
Kraft Foods Group, Inc. Deferred Compensation Plan for Non-Management Directors (incorporated by reference to Exhibit 4.3 of Kraft Foods Group, Inc.’s Registration Statement on Form S-8 (File No. 333-183867) filed on September 12, 2012).+

10.8
Kraft Foods Group, Inc. 2012 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 of Kraft Foods Group, Inc.’s Registration Statement on Form S-8 (File No. 333-183868) filed on September 12, 2012). +

10.9
Settlement Agreement, dated June 22, 2015, between Mondelez International Inc. and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 10.1 of Kraft Foods Group, Inc.’s Current Report on Form 8-K (File No. 001-35491), filed on June 24, 2015).

10.10
Subscription Agreement, dated June 30, 2015, among 3G Global Food Holdings LP, Berkshire Hathaway Inc., and H.J. Heinz Holding Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 2, 2015).

10.11
Credit Agreement, dated July 6, 2015, among The Kraft Heinz Company, Kraft Heinz Foods Company, the initial lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 6, 2015).

10.12
First Amendment, dated May 4, 2016, to the Credit Agreement dated July 6, 2015, among The Kraft Heinz Company, Kraft Heinz Foods Company, as a borrower and a guarantor, the banks, financial institutions and other institutional lenders party thereto, the issuing banks, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on May 6, 2016).

10.13
The Kraft Heinz Company 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2016 (File No. 001-37482), filed on May 5, 2016).+

10.14
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement, as amended and restated (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 001-37482), filed on June 7, 2019).+

10.15
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement, as amended and restated (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 001-37482), filed on June 7, 2019).+

10.16
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Restricted Stock Unit Award Agreement, as amended and restated (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 001-37482), filed on June 7, 2019).+

10.17
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Performance Share Award Notice (2017), as amended and restated (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 001-37482), filed on June 7, 2019).+

10.18
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Performance Share Award Notice (2018), as amended and restated (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (File No. 001-37482), filed on June 7, 2019).+

10.19
Second Amendment, dated June 15, 2018, to the Credit Agreement dated July 6, 2015, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on June 15, 2018).

10.20
Offer of Employment Letter, dated July 1, 2019, between The Kraft Heinz Company and Miguel Patricio (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2019 (File No. 001-37482), filed on August 13, 2019).+

10.21
Offer of Continued Employment Letter, dated September 6, 2019, between The Kraft Heinz Company and George Zoghbi (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2019 (File No. 001-37482), filed on October 31, 2019).+

10.22
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended and restated (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2019 (File No. 001-37482), filed on October 31, 2019).+

10.23
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Restricted Stock Unit Award Agreement, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2019 (File No. 001-37482), filed on October 31, 2019).+

10.24
Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Performance Share Award Notice (2019), as amended and restated (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2019 (File No. 001-37482), filed on October 31, 2019).+

10.25
Letter Agreement, dated March 23, 2020, relating to the extension of the Credit Agreement dated July 6, 2015, among The Kraft Heinz Company, Kraft Heinz Foods Company, JPMorgan Chase Bank, N.A., as administrative agent, and the revolving lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on March 24, 2020).

10.26	The Kraft Heinz Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-238073), filed on May 7, 2020).+
10.27
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020 (File No. 001-37482), filed on July 31, 2020).+

10.28
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020 (File No. 001-37482), filed on July 31, 2020).+

10.29
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020 (File No. 001-37482), filed on July 31, 2020).+

10.30
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bands B02-B09 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020 (File No. 001-37482), filed on July 31, 2020).+

10.31
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020 (File No. 001-37482), filed on July 31, 2020).+

10.32
Commitment Increase Amendment, dated October 9, 2020, to the Credit Agreement dated July 6, 2015, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on October 13, 2020).

21.1	List of subsidiaries of The Kraft Heinz Company.*
22.1	List of Guarantor Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1
The following materials from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 26, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 26, 2020, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**	Furnished herewith.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	February 17, 2021
		By:	/s/ Paulo Basilio
Paulo Basilio
Global Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Miguel Patricio	Chief Executive Officer	February 17, 2021
Miguel Patricio	(Principal Executive Officer)

/s/ Paulo Basilio	Global Chief Financial Officer	February 17, 2021
Paulo Basilio	(Duly Authorized Officer and Principal Financial Officer)

/s/ Vince Garlati	Vice President, Global Controller	February 17, 2021
Vince Garlati	(Principal Accounting Officer)

Alexandre Behring*	Chairman of the Board

John T. Cahill*	Vice Chairman of the Board

John C. Pope*	Lead Director

Gregory E. Abel*	Director

João M. Castro-Neves*	Director

Timothy Kenesey*	Director

Jorge Paulo Lemann*	Director

Elio Leoni Sceti*	Director

Susan Mulder*	Director

Alexandre Van Damme*	Director

George Zoghbi*	Director

*By:	/s/ Paulo Basilio
Paulo Basilio
Attorney-In-Fact
February 17, 2021

The Kraft Heinz Company
Valuation and Qualifying Accounts
For the Years Ended December 26, 2020, December 28, 2019, and December 29, 2018
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-offs and Reclassifications	Balance at End of Period
Year ended December 26, 2020
Allowances related to trade accounts receivable	$33	$21	$—	$(6)	$48
Allowances related to deferred taxes	112	(3)	—	(4)	105
	$145	$18	$—	$(10)	$153
Year ended December 28, 2019
Allowances related to trade accounts receivable	$24	$11	$—	$(2)	$33
Allowances related to deferred taxes	81	31	—	—	112
	$105	$42	$—	$(2)	$145
Year ended December 29, 2018
Allowances related to trade accounts receivable	$23	$8	$—	$(7)	$24
Allowances related to deferred taxes	80	1	—	—	81
	$103	$9	$—	$(7)	$105
(a)     Primarily relates to acquisitions and currency translation.
S-1