Form 10-Q
period 2021-03-27
Kraft Heinz Co
filed 2021-04-30
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-37482
The Kraft Heinz Company
(Exact name of registrant as specified in its charter)

Delaware			46-2078182
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
One PPG Place,	Pittsburgh,	Pennsylvania	15222
(Address of principal executive offices)			(Zip Code)

(412) 456-5700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	KHC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 24, 2021, there were 1,223,147,340 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Net sales	$6,394	$6,157
Cost of products sold	4,193	4,299
Gross profit	2,201	1,858
Selling, general and administrative expenses, excluding impairment losses	882	862
Goodwill impairment losses	230	226
Selling, general and administrative expenses	1,112	1,088
Operating income/(loss)	1,089	770
Interest expense	415	310
Other expense/(income)	(30)	(81)
Income/(loss) before income taxes	704	541
Provision for/(benefit from) income taxes	136	160
Net income/(loss)	568	381
Net income/(loss) attributable to noncontrolling interest	5	3
Net income/(loss) attributable to common shareholders	$563	$378
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.46	$0.31
Diluted earnings/(loss)	0.46	0.31
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Net income/(loss)	$568	$381
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	59	(790)
Net deferred gains/(losses) on net investment hedges	5	166
Amounts excluded from the effectiveness assessment of net investment hedges	5	5
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(3)	(6)
Net deferred gains/(losses) on cash flow hedges	(29)	101
Amounts excluded from the effectiveness assessment of cash flow hedges	7	5
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	27	(10)
Net actuarial gains/(losses) arising during the period	2	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(6)	(25)
Total other comprehensive income/(loss)	67	(554)
Total comprehensive income/(loss)	635	(173)
Comprehensive income/(loss) attributable to noncontrolling interest	3	(11)
Comprehensive income/(loss) attributable to common shareholders	$632	$(162)
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	March 27, 2021	December 26, 2020
ASSETS
Cash and cash equivalents	$2,360	$3,417
Trade receivables (net of allowances of $45 at March 27, 2021 and $48 at December 26, 2020)	2,079	2,063
Inventories	2,676	2,773
Prepaid expenses	136	132
Other current assets	621	574
Assets held for sale	5,264	1,863
Total current assets	13,136	10,822
Property, plant and equipment, net	6,579	6,876
Goodwill	31,447	33,089
Intangible assets, net	45,021	46,667
Other non-current assets	2,481	2,376
TOTAL ASSETS	$98,664	$99,830
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$6	$6
Current portion of long-term debt	126	230
Trade payables	4,225	4,304
Accrued marketing	1,001	946
Interest payable	371	358
Other current liabilities	1,824	2,200
Liabilities held for sale	17	17
Total current liabilities	7,570	8,061
Long-term debt	27,074	28,070
Deferred income taxes	11,619	11,462
Accrued postemployment costs	244	243
Other non-current liabilities	1,726	1,751
TOTAL LIABILITIES	48,233	49,587
Commitments and Contingencies (Note 15)
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,229 shares issued and 1,223 shares outstanding at March 27, 2021; 1,228 shares issued and 1,223 shares outstanding at December 26, 2020)	12	12
Additional paid-in capital	54,678	55,096
Retained earnings/(deficit)	(2,131)	(2,694)
Accumulated other comprehensive income/(losses)	(1,898)	(1,967)
Treasury stock, at cost (6 shares at March 27, 2021 and 5 shares at December 26, 2020)	(373)	(344)
Total shareholders' equity	50,288	50,103
Noncontrolling interest	143	140
TOTAL EQUITY	50,431	50,243
TOTAL LIABILITIES AND EQUITY	$98,664	$99,830
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 26, 2020	$12	$55,096	$(2,694)	$(1,967)	$(344)	$140	$50,243
Net income/(loss)	—	—	563	—	—	5	568
Other comprehensive income/(loss)	—	—	—	69	—	(2)	67
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	77	—	—	(29)	—	48
Balance at March 27, 2021	$12	$54,678	$(2,131)	$(1,898)	$(373)	$143	$50,431

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2019	$12	$56,828	$(3,060)	$(1,886)	$(271)	$126	$51,749
Net income/(loss) excluding redeemable noncontrolling interest	—	—	378	—	—	3	381
Other comprehensive income/(loss)	—	—	—	(540)	—	(14)	(554)
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	42	(4)	—	2	—	40
Balance at March 28, 2020	$12	$56,378	$(2,686)	$(2,426)	$(269)	$115	$51,124
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	March 27, 2021	March 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$568	$381
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	222	243
Amortization of postretirement benefit plans prior service costs/(credits)	(2)	(31)
Equity award compensation expense	51	33
Deferred income tax provision/(benefit)	127	(46)
Postemployment benefit plan contributions	(9)	(9)
Goodwill and intangible asset impairment losses	230	226
Nonmonetary currency devaluation	4	1
Loss/(gain) on sale of business	19	2
Other items, net	30	169
Changes in current assets and liabilities:
Trade receivables	(34)	(423)
Inventories	(101)	(231)
Accounts payable	(11)	(2)
Other current assets	(54)	(142)
Other current liabilities	(230)	41
Net cash provided by/(used for) operating activities	810	212
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(227)	(131)
Other investing activities, net	11	9
Net cash provided by/(used for) investing activities	(216)	(122)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,014)	(407)
Debt prepayment and extinguishment costs	(103)	—
Proceeds from revolving credit facility	—	4,000
Dividends paid	(489)	(488)
Other financing activities, net	(37)	—
Net cash provided by/(used for) financing activities	(1,643)	3,105
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8)	(71)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(1,057)	3,124
Balance at beginning of period	3,418	2,280
Balance at end of period	$2,361	$5,404
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2021 fiscal year is scheduled to be a 52-week period ending on December 25, 2021, and the 2020 fiscal year was a 52-week period that ended on December 26, 2020.
The condensed consolidated balance sheet data at December 26, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These statements should be read in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 26, 2020. The results for interim periods are not necessarily indicative of future or annual results.
Principles of Consolidation
The condensed consolidated financial statements include Kraft Heinz and all of our controlled subsidiaries. All intercompany transactions are eliminated.
Reportable Segments
We manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada.
Considerations Related to COVID-19
The ongoing spread of COVID-19 throughout the United States and internationally, as well as measures implemented by governmental authorities in an attempt to minimize transmission of the virus, including social distancing restrictions, shelter-in-place orders, and business shutdowns, and consumer responses have had and continue to have negative and positive implications for portions of our business. Though many areas have begun relaxing such restrictions, varying levels of restrictions remain in many places and may be increased.
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
See Note 8, Goodwill and Intangible Assets, Note 11, Postemployment Benefits, and Note 15, Commitments, Contingencies and Debt, for further discussion of COVID-19 considerations.
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

Reclassifications
We made reclassifications and adjustments to certain previously reported financial information to conform to our current period presentation. In the first quarter of 2021, we reclassified certain balances, which were previously reported in prepaid expenses, to inventories on our condensed consolidated balance sheets. Certain financial statement line items in our condensed consolidated balance sheet at December 26, 2020 and our condensed consolidated statement of cash flows for the three months ended March 28, 2020, were adjusted as necessary. See Note 7, Inventories, for additional information.
Held for Sale
At March 27, 2021, we classified certain assets and liabilities as held for sale in our condensed consolidated balance sheet, primarily relating to the divestitures of our nuts business and certain of our cheese businesses, a business in our International segment, and certain manufacturing equipment and land use rights across the globe. At December 26, 2020, the assets and liabilities identified as held for sale in our condensed consolidated balance sheet primarily related to the divestiture of certain of our cheese businesses, a business in our International segment, and certain manufacturing equipment and land use rights across the globe. See Note 4, Acquisitions and Divestitures, for additional information.
Note 2. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.
Note 3. New Accounting Standards
Accounting Standards Adopted in the Current Year
Simplifying the Accounting for Income Taxes:
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12 to simplify the accounting in Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU became effective in the first quarter of 2021. The adoption of this ASU did not impact our financial statements or the related disclosures.
Note 4. Acquisitions and Divestitures
Divestitures
Nuts Transaction:
In February 2021, we entered into a definitive agreement with Hormel Foods Corporation (“Hormel”) to sell certain assets in our global nuts business for total consideration of approximately $3.4 billion (the “Nuts Transaction”). The net assets to be transferred in the Nuts Transaction include, among other things, our intellectual property rights to the Planters brand and to the Corn Nuts brand, three manufacturing facilities in the U.S., and the associated inventories (collectively, the “Nuts Disposal Group”).
In the first quarter of 2021, we determined that the Nuts Disposal Group met the held for sale criteria. Accordingly, we have presented the assets and liabilities of the Nuts Disposal Group as held for sale on the condensed consolidated balance sheet at March 27, 2021. As of February 10, 2021, the date the Nuts Disposal Group was determined to be held for sale, we tested the individual assets included within the Nuts Disposal Group for impairment. The net assets of the Nuts Disposal Group had an aggregate carrying amount above their $3.4 billion estimated fair value. We determined that the goodwill within the Nuts Disposal Group was partially impaired. As a result, we recorded a non-cash goodwill impairment loss of $230 million, which was recognized in selling, general and administrative expenses (“SG&A”), in the first quarter of 2021. Additionally, we recorded an estimated pre-tax loss on sale of business of $19 million in the first quarter of 2021 primarily related to estimated costs to sell, which was recognized in other expense/(income) on our condensed consolidated statement of income.
The Nuts Transaction is expected to close in the second quarter of 2021, subject to customary closing conditions. The Nuts Transaction is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it will not be reported as discontinued operations.

Cheese Transaction:
In September 2020, we entered into a definitive agreement with an affiliate of Groupe Lactalis (“Lactalis”) to sell certain assets in our global cheese business, as well as to license certain trademarks, for total consideration of approximately $3.3 billion, including approximately $3.2 billion of cash consideration and approximately $75 million related to a perpetual license for the Cracker Barrel brand that Lactalis will grant to us for certain products (the “Cheese Transaction”). The Cheese Transaction has two primary components. The first component relates to the perpetual licenses for the Kraft and Velveeta brands that we will grant to Lactalis for certain cheese products (the “Kraft and Velveeta Licenses”). The second component relates to the net assets to be transferred to Lactalis (the “Cheese Disposal Group”), for which we recorded a $300 million impairment loss in the third quarter of 2020. We discuss the considerations related to each of these components in more detail below.
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
The remaining $1.8 billion of consideration was attributed to the Cheese Disposal Group. The net assets in the Cheese Disposal Group are associated with our natural, grated, cultured, and specialty cheese businesses in the U.S., our grated cheese business in Canada, and our grated, processed, and natural cheese businesses outside the U.S. and Canada. The Cheese Disposal Group includes our global intellectual property rights to several brands, including, among others, Cracker Barrel, Breakstone’s, Knudsen, Athenos, Polly-O, and Hoffman’s, along with the Cheez Whiz brand in the majority of the countries outside of the U.S. and Canada. The Cheese Disposal Group also includes certain inventories, three manufacturing facilities and one distribution center in the U.S., and certain other manufacturing equipment.
Included in the consideration attributed to the Cheese Disposal Group is the perpetual license that Lactalis will grant to us for the Cracker Barrel brand for certain products, including macaroni and cheese. We determined that the Cracker Barrel license will be recognized on our consolidated balance sheet as an intangible asset upon closing of the Cheese Transaction, and increased the total consideration by approximately $75 million as noted above, which was the estimated fair value of the licensed portion of the Cracker Barrel brand.
In the third quarter of 2020, we determined that the Cheese Disposal Group met the held for sale criteria. Accordingly, we have presented the assets and liabilities of the Cheese Disposal Group as held for sale on the condensed consolidated balance sheets at March 27, 2021 and December 26, 2020. As of September 15, 2020, the date the Cheese Disposal Group was determined to be held for sale, we tested the individual assets included within the Cheese Disposal Group for impairment. The net assets of the Cheese Disposal Group had an aggregate carrying amount above their $1.8 billion estimated fair value. We determined that the goodwill within the Cheese Disposal Group was partially impaired. Accordingly, we recorded a non-cash impairment loss of $300 million, which was recognized in SG&A, in the third quarter of 2020. As of March 27, 2021, we assessed the fair value less costs to sell of the net assets of the Cheese Disposal Group and determined that their estimated fair value exceeded their carrying amount.
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
The Cheese Transaction is expected to close in the second half of 2021, subject to customary closing conditions, including regulatory approvals. Upon closing of the Cheese Transaction, and in addition to any potential impairment losses identified related to the Kraft and Velveeta brands noted above, we may recognize a gain or loss on sale of business. While the consideration for the transaction is not expected to materially change, the actual gain or loss on sale of business to be recognized will depend on, among other things, final transaction proceeds, inventory levels and underlying costs as of the closing date, and changes in the estimated fair values of certain components of the consideration.

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
Other Potential Dispositions:
As of March 27, 2021, we were in negotiations with a prospective third-party buyer for the sale of one business in our International segment. We expect this potential transaction to close in the next 12 months. We classified the related assets and liabilities as held for sale on the condensed consolidated balance sheets at March 27, 2021 and December 26, 2020. See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information.
In the first quarter of 2020, we had deemed a separate business in our International segment held for sale and recorded an estimated pre-tax loss on sale of business of $3 million within other expense/(income). In the fourth quarter of 2020, we deemed this business no longer held for sale and reversed the corresponding pre-tax loss. The related assets and liabilities were no longer classified as held for sale on our consolidated balance sheet at December 26, 2020.
Heinz India Transaction:
In October 2018, we entered into a definitive agreement with two third parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”), to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to January 30, 2019 (the “Heinz India Closing Date”), including taxes for which we are liable as a result of any transaction that occurred on or before such date. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million as of the Heinz India Closing Date. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale for the Heinz India Transaction. There were no changes to the tax indemnity liabilities in the first quarter of 2021. We recognized a gain of approximately $1 million related to local India tax recoveries in the first quarter of 2020.
See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional details related to this transaction and the tax indemnity associated with the Heinz India Transaction.
Deal Costs:
Related to our divestitures, we incurred aggregate deal costs of $7 million for the three months ended March 27, 2021. We recognized these deal costs in SG&A. There were no deal costs related to divestitures for the three months ended March 28, 2020.

Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	March 27, 2021
	Nuts Transaction	Cheese Transaction	Other	Total
ASSETS
Cash and cash equivalents	$—	$—	$33	$33
Inventories	160	358	11	529
Property, plant and equipment, net	195	256	15	466
Goodwill (net of impairments of $530)	1,432	281	—	1,713
Intangible assets, net	1,645	850	24	2,519
Other	3	6	21	30
Reserve for disposal groups	(26)	—	—	(26)
Total assets held for sale	$3,409	$1,751	$104	$5,264
LIABILITIES
Other	3	7	7	17
Total liabilities held for sale	$3	$7	$7	$17

	December 26, 2020
	Cheese Transaction	Other	Total
ASSETS
Cash and cash equivalents	$—	$33	$33
Inventories	373	12	385
Property, plant and equipment, net	243	14	257
Goodwill (net of impairment of $300)	281	—	281
Intangible assets, net	850	23	873
Other	10	24	34
Total assets held for sale	$1,757	$106	$1,863
LIABILITIES
Other	7	10	17
Total liabilities held for sale	$7	$10	$17
Other balances held for sale at March 27, 2021 and December 26, 2020 primarily related to a business in our International segment as well as certain manufacturing equipment and land use rights across the globe. We recorded non-cash goodwill impairment losses of $230 million in the first quarter of 2021 related to the Nuts Transaction and $300 million in the third quarter of 2020 related to the Cheese Transaction. As a result, goodwill held for sale in the table above is presented net of cumulative goodwill impairment losses of $530 million at March 27, 2021 and $300 million at December 26, 2020.
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our restructuring activities.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. For the three months ended March 27, 2021, we eliminated approximately 100 positions related to these programs. As of March 27, 2021, we expect to eliminate approximately 270 additional positions during the remainder of 2021. For the three months ended March 27, 2021, restructuring expenses were $18 million, which included $4 million of severance and employee benefit costs and $14 million of other implementation costs. Total restructuring expenses for the three months ended March 28, 2020 were insignificant.

Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 26, 2020	$10	$20	$30
Charges/(credits)	4	—	4
Cash payments	(3)	(1)	(4)
Balance at March 27, 2021	$11	$19	$30
We expect the liability for severance and employee benefit costs as of March 27, 2021 to be paid by the end of 2021. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2021 and 2026.
Total Expenses:
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Severance and employee benefit costs - Cost of products sold	$3	$1
Severance and employee benefit costs - SG&A	1	(4)
Other costs - SG&A	14	3
	$18	$—
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 17, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended
	March 27, 2021	March 28, 2020
United States	$1	$—
International	4	(1)
Canada	—	1
General corporate expenses	13	—
	$18	$—

Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	March 27, 2021	December 26, 2020
Cash and cash equivalents	$2,360	$3,417
Restricted cash included in other non-current assets	1	1
Cash, cash equivalents, and restricted cash	$2,361	$3,418
At March 27, 2021 and December 26, 2020, cash and cash equivalents excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.

Note 7. Inventories
Inventories consisted of the following (in millions):

	March 27, 2021	December 26, 2020
Packaging and ingredients	$482	$482
Spare parts	211	219
Work in process	247	268
Finished products	1,736	1,804
Inventories	$2,676	$2,773
At March 27, 2021 and December 26, 2020, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
In the first quarter of 2021, we reclassified certain balances from prepaid expenses to inventories on our condensed consolidated balance sheets. See Note 1, Basis of Presentation, for additional information.
Note 8. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	International	Canada	Total
Balance at December 26, 2020	$28,429	$3,160	$1,500	$33,089
Reclassified to assets held for sale	(1,653)	—	(9)	(1,662)
Translation adjustments and other	—	(15)	35	20
Balance at March 27, 2021	$26,776	$3,145	$1,526	$31,447
At March 27, 2021 and December 26, 2020, goodwill excluded amounts classified as held for sale. Additionally, the amounts reclassified to assets held for sale in the table above represent the goodwill that was tested and determined to be partially impaired in connection with the Nuts Transaction. The resulting impairment loss of $230 million was recognized as a reduction to assets held for sale at March 27, 2021. See Note 4, Acquisitions and Divestitures, for additional information related to the Nuts Transaction and the Cheese Transaction and their financial statement impacts.
Q1 2021 Goodwill Impairment Testing
In the first quarter of 2021, we announced the Nuts Transaction and determined that the Nuts Disposal Group was held for sale. Accordingly, based on a relative fair value allocation, we reclassified $1.7 billion of goodwill to assets held for sale, which included a portion of goodwill from four of our reporting units. The Nuts Transaction primarily affected our Kids, Snacks, and Beverages (“KSB”) reporting unit but also affected, to a lesser extent, our Enhancers, Specialty, and Away From Home (“ESA”), Canada Foodservice, and Puerto Rico reporting units. These reporting units were evaluated for impairment prior to their representative inclusion in the Nuts Disposal Group as well as on a post-reclassification basis. The fair value of all reporting units was determined to be in excess of their carrying amounts in both scenarios and, therefore, no impairment was recorded.
As of March 27, 2021, we maintain 14 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $31.4 billion at March 27, 2021. As of their latest impairment testing date, three reporting units had 10% or less fair value over carrying amount and an aggregate goodwill carrying amount of $7.3 billion, three reporting units had between 10-20% fair value over carrying amount and a goodwill carrying amount of $11.1 billion, two reporting units had between 20-50% fair value over carrying amount and a goodwill carrying amount of $12.4 billion, and one reporting unit had over 50% fair value over carrying amount and a goodwill carrying amount of $326 million. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
Q1 2020 Goodwill Impairment Testing
As previously disclosed, in the first quarter of 2020, following changes to our internal reporting and reportable segments, the composition of certain of our reporting units changed and we performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.
We performed our pre-reorganization impairment test as of December 29, 2019, which was our first day of 2020. There were no impairment losses resulting from our pre-reorganization impairment test.

We performed our post-reorganization impairment test as of December 29, 2019. There were six reporting units in scope for our post-reorganization impairment test: Northern Europe, Continental Europe, Asia, Australia, New Zealand, and Japan (“ANJ”), Latin America (“LATAM”), and Puerto Rico. As a result of our post-reorganization impairment test, we recognized a non-cash impairment loss of $226 million in SG&A in the first quarter of 2020 related to two reporting units contained within our International segment, including $83 million related to our ANJ reporting unit and $143 million related to our LATAM reporting unit, which represented all of the goodwill associated with these reporting units. The remaining reporting units tested as part of our post-reorganization impairment test each had excess fair value over carrying amount as of December 29, 2019.
See Note 9, Goodwill and Intangible Assets, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on these impairment losses.
Accumulated impairment losses to goodwill were $10.8 billion as of March 27, 2021.
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
In 2020 and continuing into 2021, the COVID-19 pandemic produced and has continued to produce a short-term beneficial financial impact for our consolidated results. Retail sales have increased due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our Canada Foodservice reporting unit is the most exposed of our reporting units to the long-term impacts to away-from-home establishments. While our other reporting units have varying levels of exposure to the foodservice channel, they also have exposure to the retail channel, which offsets some of the risk associated with the potential long-term impacts of shifts in net sales between retail and away-from-home establishments. Our Canada Foodservice reporting unit was impaired during our 2020 annual impairment test, reflecting our best estimate at that time of the future outlook and risks of this business. The Canada Foodservice reporting unit maintains an aggregate goodwill carrying amount of approximately $157 million as of March 27, 2021. A number of factors could result in further future impairments of our foodservice (or away-from-home) businesses, including but not limited to: continued mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
Our reporting units that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units that have 20% or less excess fair value over carrying amount as of their latest impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of their latest impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company in 2013 by Berkshire Hathaway Inc. and 3G Global Food Holdings, LP (the “2013 Heinz Acquisition”) and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 (the “2015 Merger”) and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 26, 2020	$42,267
Reclassified to assets held for sale	(1,487)
Translation adjustments	66
Balance at March 27, 2021	$40,846

At March 27, 2021 and December 26, 2020, indefinite-lived intangible assets excluded amounts classified as held for sale. Indefinite-lived intangible assets amounts reclassified to assets held for sale in the table above represent the Planters trademark in connection with the Nuts Transaction. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $40.8 billion at March 27, 2021. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. There were no indications that any of our brands were more likely than not impaired in the first quarter of 2021.
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
Our brands that were impaired in 2020 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of their latest impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of their latest impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	March 27, 2021			December 26, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$1,962	$(492)	$1,470	$2,000	$(478)	$1,522
Customer-related assets	3,631	(938)	2,693	3,808	(942)	2,866
Other	15	(3)	12	15	(3)	12
	$5,608	$(1,433)	$4,175	$5,823	$(1,423)	$4,400
At March 27, 2021 and December 26, 2020, definite-lived intangible assets excluded amounts classified as held for sale. In the first quarter of 2021 in connection with the Nuts Transaction, definite-lived intangible assets reclassified to assets held for sale included customer-related assets with a net carrying value of $133 million and the Corn Nuts trademark with a net carrying value of $25 million. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $61 million for the three months ended March 27, 2021 and $68 million for the three months ended March 28, 2020. Aside from amortization expense and the amounts reclassified to assets held for sale, the change in definite-lived intangible assets from December 26, 2020 to March 27, 2021 primarily reflects the impact of foreign currency.

We estimate that amortization expense related to definite-lived intangible assets will be approximately $239 million for each of the next five years.
Note 9. Income Taxes
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment; accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, the calculation of the percentage point impact of goodwill impairment and other items on the effective tax rate are affected by income/(loss) before income taxes. Further, small movements in tax rates due to a change in tax law or a change in tax rates that causes us to revalue our deferred tax balances produces volatility in our effective tax rate. Our quarterly income tax provision is determined based on our estimated full year effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized on a discrete period basis in the income tax provision for the period in which they occur.
Our effective tax rate of 19.3% for the three months ended March 27, 2021 was favorably impacted by the geographic mix of pre-tax income and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and foreign jurisdictions, favorable changes in estimates of certain foreign taxes, and the revaluation of our deferred tax balances due to changes in U.S. state tax rates. These impacts were partially offset by the unfavorable impact of certain net discrete items, primarily due to non-deductible goodwill impairment (8.2%) related to the Nuts Transaction.
Our effective tax rate of 29.6% for the three months ended March 28, 2020 was unfavorably impacted by net discrete items, primarily related to non-deductible goodwill impairments (9.1%), which were partially offset by a favorable geographic mix of pre-tax income.
Note 10. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 26, 2020	13,479,668	$43.71
Granted	980,222	37.09
Forfeited	(202,229)	49.25
Exercised	(958,927)	25.82
Outstanding at March 27, 2021	13,298,734	44.43
The aggregate intrinsic value of stock options exercised during the period was $9 million for the three months ended March 27, 2021.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 26, 2020	14,235,922	$31.32
Granted	2,880,455	37.09
Forfeited	(271,523)	30.73
Vested	(233,994)	77.29
Outstanding at March 27, 2021	16,610,860	31.68
The aggregate fair value of RSUs that vested during the period was $9 million for the three months ended March 27, 2021.

Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 26, 2020	7,778,710	$33.16
Granted	1,571,066	34.66
Forfeited	(144,762)	42.79
Outstanding at March 27, 2021	9,205,014	33.27

Note 11. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our postemployment related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	March 27, 2021	March 28, 2020	March 27, 2021	March 28, 2020
Service cost	$2	$2	$4	$4
Interest cost	22	33	7	9
Expected return on plan assets	(45)	(52)	(23)	(26)
Special/contractual termination benefits	4	—	—	—
Net pension cost/(benefit)	$(17)	$(17)	$(12)	$(13)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. In the first quarter of 2021, we recognized $4 million of special/contractual termination benefits related to the Nuts Transaction. These costs are recorded in other expense/(income) as a component of our estimated pre-tax loss on sale of business on the condensed consolidated statement of income for the three months ended March 27, 2021.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $5 million during the three months ended March 27, 2021 and plan to make further contributions of approximately $9 million during the remainder of 2021. We did not contribute to our U.S. pension plans during the three months ended March 27, 2021 and do not plan to make contributions during the remainder of 2021. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2021. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Service cost	$1	$2
Interest cost	5	8
Expected return on plan assets	(12)	(12)
Amortization of prior service costs/(credits)	(2)	(31)
Amortization of unrecognized losses/(gains)	(4)	(3)
Net postretirement cost/(benefit)	$(12)	$(36)

We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the three months ended March 27, 2021, we contributed $4 million to our postretirement benefit plans. We plan to make further contributions of approximately $10 million to our postretirement benefit plans during the remainder of 2021. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2021. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 12. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	March 27, 2021	December 26, 2020
Commodity contracts	$493	$384
Foreign exchange contracts	3,626	3,658
Cross-currency contracts	8,189	8,189
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	March 27, 2021
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$8	$55	$8	$55
Cross-currency contracts(b)	—	—	294	354	294	354
Derivatives not designated as hedging instruments:
Commodity contracts(c)	77	6	6	2	83	8
Foreign exchange contracts(a)	—	—	19	11	19	11
Total fair value	$77	$6	$327	$422	$404	$428
(a)    At March 27, 2021, the fair value of our derivative assets was recorded in other current assets ($26 million) and other non-current assets ($1 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($58 million) and other non-current liabilities ($8 million).
(b)    At March 27, 2021, the fair value of our derivative assets was recorded in other non-current assets, and the fair value of our derivative liabilities was recorded in other current liabilities ($66 million) and other non-current liabilities ($288 million).
(c)     At March 27, 2021, the fair value of our derivative assets was recorded in other current assets, and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $263 million at March 27, 2021 and $315 million at December 26, 2020. We had collected collateral related to commodity derivative margin requirements of $69 million at March 27, 2021 and $25 million at December 26, 2020, which was included in other current liabilities on our condensed consolidated balance sheets.
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
Net Investment Hedging:
At March 27, 2021, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €650 million and £400 million;
•Cross-currency contracts with notional amounts of £1.0 billion ($1.4 billion), C$2.1 billion ($1.6 billion), €1.9 billion ($2.1 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $114 million.
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At March 27, 2021, we had euro intercompany loans with an aggregate notional amount of $94 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.

Cash Flow Hedge Coverage:
At March 27, 2021, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next eight years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at March 27, 2021 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized losses on foreign currency cash flow hedges during the next 12 months to be approximately $34 million. Additionally, we expect transfers to net income/(loss) of unrealized gains on cross-currency cash flow hedges and unrealized losses on interest rate cash flow hedges during the next 12 months to each be insignificant.
Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments		Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended
	March 27, 2021	March 28, 2020
Cash flow hedges:
Foreign exchange contracts	$(1)	$1	Net sales
Foreign exchange contracts	(23)	72	Cost of products sold
Foreign exchange contracts (excluded component)	—	(1)	Cost of products sold
Foreign exchange contracts	—	—	Other expense/(income)
Cross-currency contracts	(15)	41	Other expense/(income)
Cross-currency contracts (excluded component)	7	6	Other expense/(income)
Cross-currency contracts	(6)	—	Interest expense
Net investment hedges:
Foreign exchange contracts	1	2	Other expense/(income)
Foreign exchange contracts (excluded component)	—	(1)	Interest expense
Cross-currency contracts	(14)	186	Other expense/(income)
Cross-currency contracts (excluded component)	6	8	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(45)	$314

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	March 27, 2021			March 28, 2020
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,193	$415	$(30)	$4,299	$310	$(81)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(7)	$—	$—	$1	$—	$—
Foreign exchange contracts (excluded component)	—	—	—	—	—	—
Interest rate contracts	—	—	—	—	(1)	—
Cross-currency contracts	—	(6)	(43)	—	—	3
Cross-currency contracts (excluded component)	—	—	6	—	—	7
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	—	—	—	—
Cross-currency contracts (excluded component)	—	4	—	—	8	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	50	—	—	(150)	—	—
Foreign exchange contracts	—	—	(5)	—	—	(28)
Cross-currency contracts	—	—	—	—	—	—
Total gains/(losses) recognized in statements of income	$43	$(2)	$(42)	$(149)	$7	$(18)
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $18 million for the three months ended March 27, 2021 and $34 million for the three months ended March 28, 2020. These amounts were recognized in other comprehensive income/(loss).
Other Financial Instruments:
The carrying amounts of cash equivalents approximated fair values at March 27, 2021 and December 26, 2020. Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. The fair value of money market funds was $157 million at March 27, 2021 and $144 million at December 26, 2020. These are considered Level 1 financial assets and are valued using quoted prices in active markets for identical assets.

Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 26, 2020	$(2,218)	$158	$93	$(1,967)
Foreign currency translation adjustments	61	—	—	61
Net deferred gains/(losses) on net investment hedges	5	—	—	5
Amounts excluded from the effectiveness assessment of net investment hedges	5	—	—	5
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(3)	—	—	(3)
Net deferred gains/(losses) on cash flow hedges	—	—	(29)	(29)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	7	7
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	27	27
Net actuarial gains/(losses) arising during the period	—	2	—	2
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(6)	—	(6)
Total other comprehensive income/(loss)	68	(4)	5	69
Balance as of March 27, 2021	$(2,150)	$154	$98	$(1,898)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	March 27, 2021			March 28, 2020
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$61	$—	$61	$(776)	$—	$(776)
Net deferred gains/(losses) on net investment hedges	5	—	5	222	(56)	166
Amounts excluded from the effectiveness assessment of net investment hedges	6	(1)	5	7	(2)	5
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(4)	1	(3)	(8)	2	(6)
Net deferred gains/(losses) on cash flow hedges	(45)	16	(29)	114	(13)	101
Amounts excluded from the effectiveness assessment of cash flow hedges	7	—	7	5	—	5
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	50	(23)	27	(10)	—	(10)
Net actuarial gains/(losses) arising during the period	2	—	2	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(7)	1	(6)	(34)	9	(25)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)		Affected Line Item in the Statements of Income
	For the Three Months Ended
	March 27, 2021	March 28, 2020
Losses/(gains) on net investment hedges:
Cross-currency contracts(a)	(4)	(8)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	7	(1)	Cost of products sold
Cross-currency contracts(b)	37	(10)	Other expense/(income)
Cross-currency contracts(b)	6	—	Interest expense
Interest rate contracts(c)	—	1	Interest expense
Losses/(gains) on hedges before income taxes	46	(18)
Losses/(gains) on hedges, income taxes	(22)	2
Losses/(gains) on hedges	$24	$(16)
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(4)	$(3)
Amortization of prior service costs/(credits)(d)	(2)	(31)
Settlement and curtailment losses/(gains)(d)	(1)	—
Losses/(gains) on postemployment benefits before income taxes	(7)	(34)
Losses/(gains) on postemployment benefits, income taxes	1	9
Losses/(gains) on postemployment benefits	$(6)	$(25)
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
Note 14. Financing Arrangements
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $202 million at March 27, 2021 and approximately $236 million at December 26, 2020 on our condensed consolidated balance sheets related to these arrangements.
Transfers of Financial Assets:
During the fourth quarter of 2020, we entered into a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. No receivables were sold under this accounts receivable factoring program during the three months ended March 27, 2021, and there were no amounts outstanding at March 27, 2021 or December 26, 2020. Any proceeds from the sales of receivables are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

Note 15. Commitments, Contingencies and Debt
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

United States Government Investigations:
As previously disclosed on February 21, 2019, we received a subpoena in October 2018 from the SEC related to our procurement area, specifically the accounting policies, procedures, and internal controls related to our procurement function, including, but not limited to, agreements, side agreements, and changes or modifications to agreements with our suppliers. Following the receipt of this subpoena, we, together with external counsel and forensic accountants, and subsequently, under the oversight of the Audit Committee, conducted an internal investigation into our procurement area and related matters. The SEC has issued additional subpoenas seeking information related to our financial reporting, incentive plans, debt issuances, internal controls, disclosures, personnel, our assessment of goodwill and intangible asset impairments, our communications with certain stockholders, and other related information and materials in connection with its investigation. We have been responsive to the ongoing subpoenas and other document requests and are in discussions with the SEC regarding the potential resolution of its investigation. It is not possible at this time to predict the outcome of those discussions. The United States Attorney’s Office for the Northern District of Illinois is also reviewing this matter. We cannot predict the eventual scope, duration, or outcome of any potential SEC investigation resolution or legal action, or other action, or whether it could have a material impact on our financial condition, results of operations, or cash flows.
Debt
Borrowing Arrangements:
On July 6, 2015, together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a $4.0 billion senior unsecured revolving credit facility (as amended, the “Senior Credit Facility”). In June 2018, we entered into an agreement that became effective on July 6, 2018 to extend the maturity date of our Senior Credit Facility from July 6, 2021 to July 6, 2023 and to establish a $400 million euro equivalent swing line facility, which is available under the $4.0 billion revolving credit facility limit for short-term loans denominated in euros on a same-day basis. In March 2020, we entered into an extension letter agreement (the “2020 Extension Agreement”), which extends $3.9 billion of the revolving loans and commitments under the Credit Agreement from July 6, 2023 to July 6, 2024. The revolving loans and commitments of each lender that did not agree to the 2020 Extension Agreement shall continue to terminate on the existing maturity date of July 6, 2023. In October 2020, we entered into the Commitment Increase Amendment (the “Amendment”) to the Credit Agreement, which provides for incremental revolving commitments by two additional lenders in the amount of $50 million each, for an aggregate commitment of $100 million. Following the execution of the Amendment, the revolving loans and commitments available under the Credit Agreement are $4.1 billion through July 6, 2023 and $4.0 billion through July 6, 2024. On April 9, 2021, we entered into an extension letter agreement (the “2021 Extension Agreement”), which extends the revolving loans and commitments under the Credit Agreement, as amended by the Amendment, from July 6, 2024 to July 6, 2025.
In the first quarter of 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we borrowed $4.0 billion under our Senior Credit Facility. No amounts were drawn on our Senior Credit Facility at March 27, 2021, at December 26, 2020, or during the three months ended March 27, 2021.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. Our Senior Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of March 27, 2021.
The obligations under the Credit Agreement are guaranteed by KHFC in the case of indebtedness and other liabilities of any subsidiary borrower and by The Kraft Heinz Company in the case of indebtedness and other liabilities of any subsidiary borrower and KHFC.
In March 2020, together with KHFC, we entered into an uncommitted revolving credit line agreement, which provides for borrowings up to $300 million. Each borrowing under this uncommitted revolving credit line agreement is due within six months of the disbursement date. On March 10, 2021, we amended the uncommitted revolving credit line agreement to extend the final maturity date of the agreement from June 9, 2021 to June 9, 2022. As of March 27, 2021, no amounts had been drawn on this facility.
See Note 18, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our borrowing arrangements.

Tender Offer:
In February 2021, KHFC commenced a tender offer to purchase for cash up to the maximum combined aggregate purchase price of $1.0 billion, including principal and premium but excluding accrued and unpaid interest, of its outstanding 3.950% senior notes due July 2025, 3.000% senior notes due June 2026, 4.000% senior notes due June 2023, and 3.500% senior notes due June 2022 (the “Tender Offer”), listed in order of priority. Based on participation, KHFC elected to settle the Tender Offer on the early settlement date, March 9, 2021.
The aggregate principal amounts of senior notes before and after the Tender Offer and the amounts validly tendered pursuant to the Tender Offer were (in millions):

	Aggregate Principal Amount Outstanding Before Tender Offer	Amount Validly Tendered	Aggregate Principal Amount Outstanding After Tender Offer
3.950% senior notes due July 2025	$1,609	$812	$797
3.000% senior notes due June 2026	2,000	88	1,912
4.000% senior notes due June 2023	447	—	447
3.500% senior notes due June 2022	631	—	631
In connection with the Tender Offer, we recognized a loss on extinguishment of debt of $106 million. This loss primarily reflects the payment of early tender premiums and fees associated with the Tender Offer as well as the write-off of unamortized debt issuance costs and discounts. We recognized this loss on extinguishment of debt within interest expense on the condensed consolidated statement of income for the three months ended March 27, 2021. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the condensed consolidated statement of cash flows. For the three months ended March 27, 2021, debt prepayment and extinguishment costs per the condensed consolidated statement of cash flows related to the Tender Offer were $103 million, which reflect the $106 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $2 million and unamortized discounts of $1 million.
Debt Repayments:
In February 2021, we repaid $111 million aggregate principal amount of senior notes that matured in the period.
In February 2020, we repaid $405 million aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At March 27, 2021, the aggregate fair value of our total debt was $30.4 billion as compared with a carrying value of $27.2 billion. At December 26, 2020, the aggregate fair value of our total debt was $32.1 billion as compared with a carrying value of $28.3 billion. Our short-term debt had a carrying value that approximated its fair value at March 27, 2021 and December 26, 2020. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Subsequent Event:
On April 1, 2021, we issued a notice of redemption by KHFC of all of its 4.000% senior notes due June 2023, of which $447 million aggregate principal amount is outstanding. The effective date of this redemption is May 1, 2021. Our condensed consolidated financial statements as of March 27, 2021 are not impacted by this notice of redemption as it occurred in the second quarter of 2021.

Note 16. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended
	March 27, 2021	March 28, 2020
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$563	$378
Weighted average shares of common stock outstanding	1,223	1,222
Net earnings/(loss)	$0.46	$0.31
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$563	$378
Weighted average shares of common stock outstanding	1,223	1,222
Effect of dilutive equity awards	9	2
Weighted average shares of common stock outstanding, including dilutive effect	1,232	1,224
Net earnings/(loss)	$0.46	$0.31
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 8 million for the three months ended March 27, 2021 and 13 million for the three months ended March 28, 2020.
Note 17. Segment Reporting
We manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada.
Management evaluates segment performance based on several factors, including net sales and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and equity award compensation expense (excluding restructuring activities). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Net sales:
United States	$4,608	$4,495
International	1,394	1,301
Canada	392	361
Total net sales	$6,394	$6,157

Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Segment Adjusted EBITDA:
United States	$1,280	$1,209
International	283	245
Canada	87	55
General corporate expenses	(70)	(94)
Depreciation and amortization (excluding restructuring activities)	(222)	(243)
Restructuring activities	(18)	—
Deal costs	(7)	—
Unrealized gains/(losses) on commodity hedges	37	(143)
Impairment losses	(230)	(226)
Equity award compensation expense (excluding restructuring activities)	(51)	(33)
Operating income/(loss)	1,089	770
Interest expense	415	310
Other expense/(income)	(30)	(81)
Income/(loss) before income taxes	$704	$541
Net sales by platform were (in millions):

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Taste Elevation	$1,776	$1,639
Fast Fresh Meals	1,541	1,456
Easy Meals Made Better	1,201	1,228
Real Food Snacking	581	570
Flavorful Hydration	411	388
Easy Indulgent Desserts	212	177
Other	672	699
Total net sales	$6,394	$6,157
Net sales by product category were (in millions):

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Condiments and sauces	$1,682	$1,581
Cheese and dairy	1,233	1,139
Ambient foods	698	716
Frozen and chilled foods	674	648
Meats and seafood	611	590
Refreshment beverages	411	389
Coffee	210	275
Infant and nutrition	107	113
Desserts, toppings and baking	242	204
Nuts and salted snacks	251	250
Other	275	252
Total net sales	$6,394	$6,157

Note 18. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Amortization of prior service costs/(credits)	$(2)	$(31)
Net pension and postretirement non-service cost/(benefit)(a)	(50)	(43)
Loss/(gain) on sale of business	19	2
Interest income	(5)	(9)
Foreign exchange losses/(gains)	(36)	(17)
Derivative losses/(gains)	42	18
Other miscellaneous expense/(income)	2	(1)
Other expense/(income)	$(30)	$(81)
(a) Excludes amortization of prior service costs/(credits).
We present all non-service cost components of net pension cost/(benefit) and net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. See Note 11, Postemployment Benefits, for additional information on these components, including any curtailments and settlements, as well as information on our prior service credit amortization. See Note 4, Acquisitions and Divestitures, for additional information related to our loss/(gain) on sale of business. See Note 12, Financial Instruments, for information related to our derivative impacts.
Other expense/(income) was $30 million of income for the three months ended March 27, 2021 compared to $81 million of income for the three months ended March 28, 2020. This change was primarily driven by a $29 million decrease in amortization of prior service credits as compared to the prior year period, a $42 million net loss on derivative activities in the first quarter of 2021 compared to an $18 million net loss on derivative activities in the first quarter of 2020, and a $19 million loss on sale of business in the first quarter of 2021 compared to a $2 million net loss on sales of businesses recorded in the first quarter of 2020. These impacts were partially offset by a $36 million net foreign exchange gain in the first quarter of 2021 as compared to a $17 million net foreign exchange gain in the first quarter of 2020.

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
See Note 17, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Items Affecting Comparability of Financial Results
COVID-19 Impacts:
We have been actively monitoring the impact of COVID-19 on our business. In the first quarter of 2020, specifically in March 2020, we experienced consolidated net sales growth as higher demand for our retail products more than offset declines in our foodservice business. These trends continued into the first quarter of 2021, during which we continued to see strong levels of retail demand compared to pre-pandemic periods. However, retail consumption declined when compared to the first quarter of 2020 based on the strong consumer demand at the beginning of the COVID-19 pandemic, particularly in March 2020. This increased demand for our retail products could reverse in the future if consumer purchasing behavior changes. We expect volatility in the demand for away-from-home establishments to continue through the second quarter of 2021 and potentially beyond, which is expected to negatively impact our foodservice business. However, COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.
See Liquidity and Capital Resources for additional information related to the impact of COVID-19 on our overall results. For information related to the impact of COVID-19 on our segment results see Results of Operations by Segment.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended
	March 27, 2021	March 28, 2020	% Change
	(in millions, except per share data)
Net sales	$6,394	$6,157	3.9%
Operating income/(loss)	1,089	770	41.3%
Net income/(loss)	568	381	49.0%
Net income/(loss) attributable to common shareholders	563	378	48.9%
Diluted EPS	0.46	0.31	48.4%
Net Sales:

	For the Three Months Ended
	March 27, 2021	March 28, 2020	% Change
	(in millions)
Net sales	$6,394	$6,157	3.9%
Organic Net Sales(a)	6,308	6,151	2.5%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended March 27, 2021 Compared to the Three Months Ended March 28, 2020:
Net sales increased 3.9% to $6.4 billion for the three months ended March 27, 2021 compared to $6.2 billion for the three months ended March 28, 2020, including the favorable impact of foreign currency (1.4 pp). Organic Net Sales increased 2.5% to $6.3 billion for the three months ended March 27, 2021 compared to $6.2 billion for the three months ended March 28, 2020, driven by higher pricing (1.5 pp) and favorable volume/mix (1.0 pp). Pricing was higher across all segments, while favorable volume/mix in the United States and International segments more than offset unfavorable volume/mix in Canada.
Net Income/(Loss):

	For the Three Months Ended
	March 27, 2021	March 28, 2020	% Change
	(in millions)
Operating income/(loss)	$1,089	$770	41.3%
Net income/(loss)	568	381	49.0%
Net income/(loss) attributable to common shareholders	563	378	48.9%
Adjusted EBITDA(a)	1,580	1,415	11.6%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 27, 2021 Compared to the Three Months Ended March 28, 2020:
Operating income/(loss) increased to income of $1.1 billion for the three months ended March 27, 2021 compared to income of $770 million for the three months ended March 28, 2020. This increase was primarily driven by unrealized gains on commodity hedges in the current period compared to unrealized losses on commodity hedges in the prior period, higher Organic Net Sales, lower general corporate expenses, lower depreciation and amortization expenses, and favorable changes in key commodity costs (which we define as dairy, meat, coffee, and nuts), which more than offset higher supply chain costs and investments in marketing and people.
Net income/(loss) increased to income of $568 million for the three months ended March 27, 2021 compared to income of $381 million for the three months ended March 28, 2020. This increase was driven by the operating income/(loss) factors discussed above and a lower effective tax rate, partially offset by higher interest expense and unfavorable changes in other expense/(income).
•Our effective tax rate of 19.3% for the three months ended March 27, 2021 was favorably impacted by the geographic mix of pre-tax income and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and foreign jurisdictions, favorable changes in estimates of certain foreign taxes, and the revaluation of our deferred tax balances due to changes in U.S. state tax rates. These impacts were partially offset by the unfavorable impact of certain net discrete items, primarily due to non-deductible goodwill impairment (8.2%) related to the Nuts Transaction. Our effective tax rate of 29.6% for the three months ended March 28, 2020 was unfavorably impacted by net discrete items, primarily related to non-deductible goodwill impairments (9.1%), which were partially offset by a favorable geographic mix of pre-tax income.
•Interest expense was $415 million for the three months ended March 27, 2021 compared to $310 million for the three months ended March 28, 2020. This increase was primarily driven by a $106 million loss on extinguishment of debt recognized in the current year period in connection with the Tender Offer.
•Other expense/(income) was $30 million of income for the three months ended March 27, 2021 compared to $81 million of income for the three months ended March 28, 2020. This change was primarily driven by a $29 million decrease in amortization of prior service credits as compared to the prior year period, a $42 million net loss on derivative activities in the first quarter of 2021 compared to an $18 million net loss on derivative activities in the first quarter of 2020, and a $19 million loss on sale of business in the first quarter of 2021 compared to a $2 million net loss on sales of businesses recorded in the first quarter of 2020. These impacts were partially offset by a $36 million net foreign exchange gain in the first quarter of 2021 as compared to a $17 million net foreign exchange gain in the first quarter of 2020.
Adjusted EBITDA increased 11.6% to $1.6 billion for the three months ended March 27, 2021 compared to $1.4 billion for the three months ended March 28, 2020, including Adjusted EBITDA growth across all segments, lower general corporate expenses, and the favorable impact of foreign currency (1.2 pp).

Diluted EPS:

	For the Three Months Ended
	March 27, 2021	March 28, 2020	% Change
	(in millions, except per share data)
Diluted EPS	$0.46	$0.31	48.4%
Adjusted EPS(a)	0.72	0.58	24.1%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 27, 2021 Compared to the Three Months Ended March 28, 2020:
Diluted EPS increased 48.4% to $0.46 for the three months ended March 27, 2021 compared to $0.31 for the three months ended March 28, 2020 primarily driven by the net income/(loss) factors discussed above.

	For the Three Months Ended
	March 27, 2021	March 28, 2020	$ Change	% Change
Diluted EPS	$0.46	$0.31	$0.15	48.4%
Restructuring activities	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	(0.02)	0.09	(0.11)
Impairment losses	0.19	0.18	0.01
Losses/(gains) on sale of business	0.02	—	0.02
Debt prepayment and extinguishment costs	0.06	—	0.06
Adjusted EPS(a)	$0.72	$0.58	$0.14	24.1%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.11
Other expense/(income)			(0.02)
Effective tax rate			0.05
			$0.14
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 24.1% to $0.72 for the three months ended March 27, 2021 compared to $0.58 for the three months ended March 28, 2020 primarily driven by higher Adjusted EBITDA, a lower effective tax rate, and lower depreciation and amortization costs, which more than offset unfavorable changes in other expense/(income) and higher equity award compensation expense.
Results of Operations by Segment
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and equity award compensation expense (excluding restructuring activities). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income/(loss), rather than accumulated other comprehensive income/(losses) on the balance sheet, until such time as the economy is no longer considered highly inflationary. The exchange gains and losses from remeasurement are recorded in current net income and are classified within other expense/(income), as nonmonetary currency devaluation. See Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020, for additional information.

Net Sales:

	For the Three Months Ended
	March 27, 2021	March 28, 2020
	(in millions)
Net sales:
United States	$4,608	$4,495
International	1,394	1,301
Canada	392	361
Total net sales	$6,394	$6,157
Organic Net Sales:

	For the Three Months Ended
	March 27, 2021	March 28, 2020
	(in millions)
Organic Net Sales(a):
United States	$4,608	$4,495
International	1,330	1,295
Canada	370	361
Total Organic Net Sales	$6,308	$6,151
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three months ended March 27, 2021 compared to the three months ended March 28, 2020 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
United States	2.5%	0.0 pp	0.0 pp	2.5%	1.0 pp	1.5 pp
International	7.2%	4.5 pp	0.0 pp	2.7%	2.2 pp	0.5 pp
Canada	8.8%	6.3 pp	0.0 pp	2.5%	4.9 pp	(2.4) pp
Kraft Heinz	3.9%	1.4 pp	0.0 pp	2.5%	1.5 pp	1.0 pp
Adjusted EBITDA:

	For the Three Months Ended
	March 27, 2021	March 28, 2020
	(in millions)
Segment Adjusted EBITDA:
United States	$1,280	$1,209
International	283	245
Canada	87	55
General corporate expenses	(70)	(94)
Depreciation and amortization (excluding restructuring activities)	(222)	(243)
Restructuring activities	(18)	—
Deal costs	(7)	—
Unrealized gains/(losses) on commodity hedges	37	(143)
Impairment losses	(230)	(226)
Equity award compensation expense (excluding restructuring activities)	(51)	(33)
Operating income/(loss)	1,089	770
Interest expense	415	310
Other expense/(income)	(30)	(81)
Income/(loss) before income taxes	$704	$541

United States:

	For the Three Months Ended
	March 27, 2021	March 28, 2020	% Change
	(in millions)
Net sales	$4,608	$4,495	2.5%
Organic Net Sales(a)	4,608	4,495	2.5%
Segment Adjusted EBITDA	1,280	1,209	5.8%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 27, 2021 Compared to the Three Months Ended March 28, 2020:
Net sales and Organic Net Sales both increased 2.5% to $4.6 billion for the three months ended March 27, 2021 compared to $4.5 billion for the three months ended March 28, 2020, driven by favorable volume/mix (1.5 pp) and higher pricing (1.0 pp). Favorable volume/mix was primarily driven by favorable changes in retail inventory levels versus the prior year, which more than offset lower foodservice sales due to the COVID-19 pandemic, the negative impact from exiting the McCafé licensing agreement, and lower retail takeaway versus the prior year period. Higher pricing was primarily driven by reduced promotional activity versus the prior year and increases in foodservice.
Segment Adjusted EBITDA increased 5.8% to $1.3 billion for the three months ended March 27, 2021 compared to $1.2 billion for the three months ended March 28, 2020, as pricing gains, favorable mix, volume growth, and favorable changes in key commodity costs more than offset higher supply chain costs and investments in marketing and people.
International:

	For the Three Months Ended
	March 27, 2021	March 28, 2020	% Change
	(in millions)
Net sales	$1,394	$1,301	7.2%
Organic Net Sales(a)	1,330	1,295	2.7%
Segment Adjusted EBITDA	283	245	15.5%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 27, 2021 Compared to the Three Months Ended March 28, 2020:
Net sales increased 7.2% to $1.4 billion for the three months ended March 27, 2021 compared to $1.3 billion for the three months ended March 28, 2020, including the favorable impact of foreign currency (4.5 pp). Organic Net Sales increased 2.7% to $1.3 billion for the three months ended March 27, 2021 compared to $1.3 billion for the three months ended March 28, 2020, driven by higher pricing (2.2 pp) and favorable volume/mix (0.5 pp). Higher pricing was primarily driven by increases in the United Kingdom, Latin America, and Australia. Favorable volume/mix was primarily driven by growth in condiments and sauces, which more than offset declines in meals and lower foodservice sales due to the COVID-19 pandemic.
Segment Adjusted EBITDA increased 15.5% to $283 million for the three months ended March 27, 2021 compared to $245 million for the three months ended March 28, 2020, as Organic Net Sales growth and the favorable impact of foreign currency (5.3 pp) more than offset investments in marketing.
Canada:

	For the Three Months Ended
	March 27, 2021	March 28, 2020	% Change
	(in millions)
Net sales	$392	$361	8.8%
Organic Net Sales(a)	370	361	2.5%
Segment Adjusted EBITDA	87	55	57.4%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended March 27, 2021 Compared to the Three Months Ended March 28, 2020:
Net sales increased 8.8% to $392 million for the three months ended March 27, 2021 compared to $361 million for the three months ended March 28, 2020 including the favorable impact of foreign currency (6.3 pp). Organic Net Sales increased 2.5% to $370 million for the three months ended March 27, 2021 compared to $361 million for the three months ended March 28, 2020, driven by higher pricing (4.9 pp), which more than offset unfavorable volume/mix (2.4 pp). Pricing was higher primarily due to favorable trade expense compared to the prior year period and higher pricing in cheese and foodservice. Unfavorable volume/mix was primarily due to lower foodservice sales related to the COVID-19 pandemic and declines in condiments and sauces and boxed dinners, which more than offset increases in cheese.
Segment Adjusted EBITDA increased 57.4% to $87 million for the three months ended March 27, 2021 compared to $55 million for the three months ended March 28, 2020, primarily driven by pricing gains, lower supply chain costs, and the favorable impact of foreign currency (9.6 pp).
Liquidity and Capital Resources
In February 2020, Fitch Ratings (“Fitch”) and S&P Global Ratings (“S&P”) downgraded our long-term credit rating from BBB- to BB+. These downgrades adversely affect our ability to access the commercial paper market. In addition, we could experience an increase in interest costs as a result of the downgrades. These downgrades do not constitute a default or event of default under any of our debt instruments. Limitations on or elimination of our ability to access the commercial paper program may require us to borrow under the Senior Credit Facility, if necessary to meet liquidity needs. Our ability to borrow under the Senior Credit Facility is not affected by the downgrades. As of the date of this filing, our long-term debt is rated BB+ by both Fitch and S&P and Baa3 by Moody’s Investor Services, Inc. (“Moody’s”), with a positive outlook from Fitch and a stable outlook from Moody’s and S&P.
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
Cash Flow Activity For the Three Months Ended March 27, 2021 Compared to the Three Months Ended March 28, 2020:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $810 million for the three months ended March 27, 2021 compared to $212 million for the three months ended March 28, 2020. This increase was primarily driven by favorable changes in trade receivables, largely due to the timing of receipts, Adjusted EBITDA, cash collateral related to our commodity derivative margin requirements, and inventories. These impacts were partially offset by higher cash outflows for variable compensation in 2021 compared to 2020.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $216 million for the three months ended March 27, 2021 compared to $122 million for the three months ended March 28, 2020. This change was primarily driven by higher capital expenditures in 2021 compared to 2020. We expect 2021 capital expenditures to be approximately $900 million as compared to 2020 capital expenditures of $596 million. This increase is primarily due to increased capital investments, largely for capacity expansion, and the COVID-19 pandemic, which caused delays in our planned 2020 projects and spend. Given the continuing COVID-19 pandemic, our estimates of 2021 capital expenditures are subject to change.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $1.6 billion for the three months ended March 27, 2021 compared to net cash provided by financing activities of $3.1 billion for the three months ended March 28, 2020. This change was primarily driven by the $4.0 billion draw on our Senior Credit Facility in 2020 and higher repayments of long-term debt and debt prepayment and extinguishment costs in 2021 compared to 2020. Higher repayments of long-term debt were primarily driven by the Tender Offer. See Note 15, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information on our borrowing arrangements, the Tender Offer, and debt repayments.
Cash Held by International Subsidiaries:
Of the $2.4 billion cash and cash equivalents on our condensed consolidated balance sheet at March 27, 2021, $1.5 billion was held by international subsidiaries.

Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to our 2018 through 2021 accumulated earnings of certain international subsidiaries is approximately $55 million.
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $20 million on approximately $320 million of historic earnings at March 27, 2021 and a deferred tax liability of approximately $20 million on approximately $300 million of historic earnings at December 26, 2020. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $675 million at March 27, 2021 and $740 million at December 26, 2020.
Borrowing Arrangements:
We maintain our Senior Credit Facility, which, following the execution of the Amendment in October 2020 and the 2021 Extension Agreement in April 2021, provides aggregate commitments of $4.1 billion through July 6, 2023 and $4.0 billion through July 6, 2025. Subject to certain conditions, we may increase the amount of revolving commitments and/or add additional tranches of term loans in a combined aggregate amount of up to $900 million.
In the first quarter of 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we borrowed $4.0 billion under our Senior Credit Facility. No amounts were drawn on our Senior Credit Facility at March 27, 2021, at December 26, 2020, or during the three months ended March 27, 2021.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants during the three months ended March 27, 2021.
Long-Term Debt:
Our long-term debt, including the current portion, was $27.2 billion at March 27, 2021 and $28.3 billion at December 26, 2020. This decrease was primarily related to the approximately $900 million aggregate principal amount of certain senior notes that were validly tendered in March 2021 in the Tender Offer and the $111 million aggregate principal amount of senior notes that were repaid at maturity in February 2021. We used cash on hand to fund the Tender Offer and to pay fees and expenses in connection therewith.
We have aggregate principal amounts of senior notes of approximately $34 million maturing in September 2021 and approximately $6 million maturing in March 2022. On April 1, 2021, we issued a notice of redemption by KHFC of all of its 4.000% senior notes due June 2023, of which $447 million aggregate principal amount is outstanding. The effective date of this redemption is May 1, 2021. We expect to fund these long-term debt repayments primarily with cash on hand and cash generated from our operating activities.
We also may choose to repurchase outstanding notes through open-market purchases, through 10b5-1 plans, by means of private purchases, or otherwise, from time to time.

In September 2020, we entered into the Cheese Transaction, which includes approximately $3.2 billion of cash consideration. In February 2021, we entered into the Nuts Transaction, which includes approximately $3.4 billion of cash consideration. The Nuts Transaction is expected to close in the second quarter of 2021 and the Cheese Transaction is expected to close in the second half of 2021, both are subject to customary closing conditions. We expect to use post-tax transaction proceeds from the Nuts Transaction and the Cheese Transaction, along with cash generated from our operating activities, to support our capital allocation priorities, including investments in the business and opportunistic repayments of long-term debt. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Cheese Transaction and the Nuts Transaction.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants during the three months ended March 27, 2021.
See Note 15, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity in 2021 and Note 18, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our borrowing arrangements and long-term debt.
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by KHFC, our 100% owned operating subsidiary (the “Guarantee”). See Note 15, Commitments, Contingencies and Debt, in Item 1, Financial Statements, and Note 18, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional descriptions of these guarantees.
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

Summarized Statement of Income

For the Three Months Ended
March 27, 2021
Net sales	$4,325
Gross profit(a)	1,611
Goodwill impairment losses	230
Intercompany service fees and other recharges	1,031
Operating income/(loss)	127
Equity in earnings/(losses) of subsidiaries	754
Net income/(loss)	563
Net income/(loss) attributable to common shareholders	563
(a)    For the three months ended March 27, 2021, the Obligor Group recorded $119 million of net sales to the non-guarantor subsidiaries and $8 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	March 27, 2021	December 26, 2020
ASSETS
Current assets	$7,322	$6,978
Current assets due from affiliates(a)	2,538	3,233
Non-current assets	5,396	5,562
Goodwill	8,860	10,510
Intangible assets, net	2,311	2,475
Non-current assets due from affiliates(b)	207	207
LIABILITIES
Current liabilities	$4,295	$4,611
Current liabilities due to affiliates(a)	5,302	5,160
Non-current liabilities	29,385	30,251
Non-current liabilities due to affiliates(b)	2,000	2,000
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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the three months ended March 27, 2021, we experienced cost decreases for dairy and nuts, while costs for meat and coffee increased. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on how we manage commodity costs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the first quarter of 2021, we completed the Tender Offer, which reduced our long-term debt maturing in 2025 and 2026. See Note 15, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information. There were no other material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.

Equity and Dividends
We paid common stock dividends of $489 million for the three months ended March 27, 2021 and $488 million for the three months ended March 28, 2020. Additionally, on April 29, 2021, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on June 25, 2021 to shareholders of record on May 28, 2021.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our critical accounting estimates and assumptions related to goodwill and intangible assets are described below. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 26, 2020 for a discussion of our other critical accounting estimates and assumptions.
Goodwill and Intangible Assets:
As of March 27, 2021, we maintain 14 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $31.4 billion at March 27, 2021. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $40.8 billion as of March 27, 2021.
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
In 2020 and continuing into 2021, the COVID-19 pandemic produced and has continued to produce a short-term beneficial financial impact for our consolidated results. Retail sales have increased due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our Canada Foodservice reporting unit is the most exposed of our reporting units to the long-term impacts to away-from-home establishments. While our other reporting units have varying levels of exposure to the foodservice channel, they also have exposure to the retail channel, which offsets some of the risk associated with the potential long-term impacts of shifts in net sales between retail and away-from-home establishments. Our Canada Foodservice reporting unit was impaired during our 2020 annual impairment test, reflecting our best estimate at that time of the future outlook and risks of this business. The Canada Foodservice reporting unit maintains an aggregate goodwill carrying amount of approximately $157 million as of March 27, 2021. A number of factors could result in further future impairments of our foodservice businesses, including but not limited to: continued mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
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
As detailed in Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill and indefinite-lived intangible assets in the prior year. Our reporting units and brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units and brands that have 20% or less excess fair value over carrying amount as of their latest impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount of $7.3 billion as of their latest impairment testing date and included: Meal Foundations and Coffee, Canada Retail, and Puerto Rico. Reporting units with between 10-20% fair value over carrying amount had an aggregate goodwill carrying amount of $11.1 billion as of their latest impairment testing date and included KSB, Northern Europe, and Canada Foodservice. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $12.4 billion as of their latest impairment testing date and included ESA and Continental Europe. The Asia reporting unit had a fair value over carrying amount in excess of 50% and a goodwill carrying amount of $326 million as of its latest impairment testing date.
Brands with 10% or less fair value over carrying amount had an aggregate carrying amount after impairment of $20.3 billion as of their latest impairment testing date and included: Kraft, Oscar Mayer, Velveeta, Miracle Whip, Maxwell House, Cool Whip, Classico, ABC, Plasmon, and Wattie’s (each of these brands had a fair value over carrying amount of less than 1% due to impairments recorded in the current and recent prior years). Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $4.1 billion as of their latest impairment testing date and included: Lunchables, A1, Ore-Ida, Stove Top, Jet Puffed, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.6 billion as of their latest impairment testing date. Although the remaining brands, with a carrying value of $9.3 billion, have more than 50% excess fair value over carrying amount as of their latest impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
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
As detailed in Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, in the third quarter of 2020, we entered into the Cheese Transaction for total consideration of approximately $3.3 billion. The total consideration includes approximately $1.5 billion attributed to the Kraft and Velveeta licenses that we will grant to Lactalis and approximately $75 million attributed to the Cracker Barrel license that Lactalis will grant to us, the amounts of which were based on the estimated fair values of the licensed portion of each brand. We utilized the excess earnings method under the income approach to estimate the fair value of the licensed portion of the Kraft brand and the relief from royalty method under the income approach to estimate the fair value of the licensed portions of the Velveeta brand and the Cracker Barrel brand. Some of the more significant assumptions inherent in estimating these fair values include the estimated future annual net sales and net cash flows for each brand, contributory asset charges, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future earnings attributable to each brand. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, and guideline companies. As of March 27, 2021, we assessed the fair value less costs to sell of the net assets of the Cheese Disposal Group and determined that their estimated fair value exceeded their carrying amount.
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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 10% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the latest impairment testing date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$7.3	6.5%	6.8%	0.5%	1.8%
Brands (excess earnings method)	16.3	7.0%	7.8%	0.8%	1.5%
Brands (relief from royalty method)	4.0	7.1%	9.0%	0.5%	4.0%	5.0%	20.0%
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 10-20% excess fair value over carry amount, as well as the goodwill or brand carrying amounts, as of the latest impairment testing date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$11.1	6.8%	7.0%	1.0%	1.5%
Brands (excess earnings method)	1.4	7.5%	7.5%	1.0%	1.0%
Brands (relief from royalty method)	2.7	7.0%	8.0%	1.5%	3.0%	1.0%	20.0%

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

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(2.0)	$2.5	$1.1	$(1.0)
Brands (excess earnings method)	(1.1)	1.3	0.5	(0.5)
Brands (relief from royalty method)	(0.2)	0.3	0.2	(0.2)	$0.3	$(0.3)
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

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point				100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	(2.3)	2.8	1.2	(1.1)
Brands (excess earnings method)	(0.1)	0.1	—	—
Brands (relief from royalty method)	(0.2)	0.3	0.1	(0.1)	$0.3	$(0.3)
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
See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for our impairment testing results.
New Accounting Pronouncements
See Note 3, New Accounting Standards, in Item 1, Financial Statements, for a discussion of new accounting pronouncements.
Contingencies
See Note 15, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for a discussion of our contingencies.

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
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, and equity award compensation expense (excluding restructuring activities). Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.
Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, losses/(gains) on the sale of a business, other losses/(gains) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), debt prepayment and extinguishment costs, and U.S. Tax Reform discrete income tax expense/(benefit), and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. We believe Adjusted EPS provides important comparability of underlying operating results, allowing investors and management to assess operating performance on a consistent basis.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended March 27, 2021
United States	$4,608	$—	$—	$4,608
International	1,394	64	—	1,330
Canada	392	22	—	370
Kraft Heinz	$6,394	$86	$—	$6,308

Three Months Ended March 28, 2020
United States	$4,495	$—	$—	$4,495
International	1,301	6	—	1,295
Canada	361	—	—	361
Kraft Heinz	$6,157	$6	$—	$6,151

Year-over-year growth rates
United States	2.5%	0.0 pp	0.0 pp	2.5%	1.0 pp	1.5 pp
International	7.2%	4.5 pp	0.0 pp	2.7%	2.2 pp	0.5 pp
Canada	8.8%	6.3 pp	0.0 pp	2.5%	4.9 pp	(2.4) pp
Kraft Heinz	3.9%	1.4 pp	0.0 pp	2.5%	1.5 pp	1.0 pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Net income/(loss)	$568	$381
Interest expense	415	310
Other expense/(income)	(30)	(81)
Provision for/(benefit from) income taxes	136	160
Operating income/(loss)	1,089	770
Depreciation and amortization (excluding restructuring activities)	222	243
Restructuring activities	18	—
Deal costs	7	—
Unrealized losses/(gains) on commodity hedges	(37)	143
Impairment losses	230	226
Equity award compensation expense (excluding restructuring activities)	51	33
Adjusted EBITDA	$1,580	$1,415

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Diluted EPS	$0.46	$0.31
Restructuring activities(a)	0.01	—
Unrealized losses/(gains) on commodity hedges(b)	(0.02)	0.09
Impairment losses(c)	0.19	0.18
Losses/(gains) on sale of business(d)	0.02	—
Debt prepayment and extinguishment costs(e)	0.06	—
Adjusted EPS	$0.72	$0.58
(a)    Gross expenses included in restructuring activities were $18 million ($13 million after-tax) for the three months ended March 27, 2021 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $3 million for the three months ended March 27, 2021 and $1 million for the three months ended March 28, 2020; and
•SG&A included expenses of $15 million for the three months ended March 27, 2021 and income of $1 million for the three months ended March 28, 2020.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $37 million ($27 million after-tax) for the three months ended March 27, 2021 and expenses of $143 million ($108 million after-tax) for the three months ended March 28, 2020 and were recorded in cost of products sold.
(c)    Gross impairment losses, all of which related to goodwill, were $230 million ($230 million after-tax) for the three months ended March 27, 2021 and $226 million ($226 million after-tax) for the three months ended March 28, 2020 and were recorded in SG&A.
(d)    Gross expenses included in losses/(gains) on sale of business were $19 million ($19 million after-tax) for the three months ended March 27, 2021 and $2 million ($2 million after-tax) for the three months ended March 28, 2020 and were recorded in other expense/(income).
(e)    Gross expenses included in debt prepayment and extinguishment costs were $106 million ($80 million after-tax) for the three months ended March 27, 2021 and were recorded in interest expense.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impacts of COVID-19 and government and consumer responses; operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; our ability to identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ownership structure; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws, regulations, and related interpretations and related legal claims or other regulatory enforcement actions, including additional risks and uncertainties related to any potential actions resulting from the SEC’s ongoing investigation, as well as potential additional subpoenas, litigation, and regulatory proceedings; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of future sales of our common stock in the public market; our ability to continue to pay a regular dividend and the amounts of any such dividends; unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and in various other nations where we do business; changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 26, 2020. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended March 27, 2021. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 27, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 27, 2021, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15, Commitments, Contingencies and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended March 27, 2021 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/27/2020 - 1/30/2021	86,903	$33.91	—	$—
1/31/2021 - 2/27/2021	529,900	35.83	—	—
2/28/2021 - 3/27/2021	933,137	37.18	—	—
Total	1,549,940		—
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
(b)    We do not have any publicly-announced share repurchase plans or programs.

Item 6. Exhibits.

Exhibit No.	Descriptions
22.1	List of Guarantor Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.
104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	April 30, 2021
		By:	/s/ Paulo Basilio
Paulo Basilio
Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	April 30, 2021
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)