Form 10-Q
period 2021-06-26
Kraft Heinz Co
filed 2021-08-04
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2021
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

As of July 31, 2021, there were 1,223,387,136 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	$6,615	$6,648	$13,009	$12,805
Cost of products sold	4,324	4,196	8,517	8,495
Gross profit	2,291	2,452	4,492	4,310
Selling, general and administrative expenses, excluding impairment losses	943	918	1,825	1,780
Goodwill impairment losses	35	1,817	265	2,043
Intangible asset impairment losses	78	1,056	78	1,056
Selling, general and administrative expenses	1,056	3,791	2,168	4,879
Operating income/(loss)	1,235	(1,339)	2,324	(569)
Interest expense	613	442	1,028	752
Other expense/(income)	(23)	(78)	(53)	(159)
Income/(loss) before income taxes	645	(1,703)	1,349	(1,162)
Provision for/(benefit from) income taxes	670	(51)	806	109
Net income/(loss)	(25)	(1,652)	543	(1,271)
Net income/(loss) attributable to noncontrolling interest	2	(1)	7	2
Net income/(loss) attributable to common shareholders	$(27)	$(1,651)	$536	$(1,273)
Per share data applicable to common shareholders:
Basic earnings/(loss)	$(0.02)	$(1.35)	$0.44	$(1.04)
Diluted earnings/(loss)	(0.02)	(1.35)	0.43	(1.04)
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income/(loss)	$(25)	$(1,652)	$543	$(1,271)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	190	186	249	(604)
Net deferred gains/(losses) on net investment hedges	(49)	(17)	(44)	149
Amounts excluded from the effectiveness assessment of net investment hedges	5	11	10	16
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(3)	(5)	(6)	(11)
Net deferred gains/(losses) on cash flow hedges	(35)	35	(64)	136
Amounts excluded from the effectiveness assessment of cash flow hedges	7	7	14	12
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(1)	(51)	26	(61)
Net actuarial gains/(losses) arising during the period	71	—	73	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(7)	(24)	(13)	(49)
Total other comprehensive income/(loss)	178	142	245	(412)
Total comprehensive income/(loss)	153	(1,510)	788	(1,683)
Comprehensive income/(loss) attributable to noncontrolling interest	2	11	5	—
Comprehensive income/(loss) attributable to common shareholders	$151	$(1,521)	$783	$(1,683)
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	June 26, 2021	December 26, 2020
ASSETS
Cash and cash equivalents	$3,941	$3,417
Trade receivables (net of allowances of $44 at June 26, 2021 and $48 at December 26, 2020)	2,008	2,063
Inventories	2,820	2,773
Prepaid expenses	149	132
Other current assets	624	574
Assets held for sale	1,843	1,863
Total current assets	11,385	10,822
Property, plant and equipment, net	6,611	6,876
Goodwill	31,477	33,089
Intangible assets, net	44,941	46,667
Other non-current assets	2,624	2,376
TOTAL ASSETS	$97,038	$99,830
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$6	$6
Current portion of long-term debt	1,604	230
Trade payables	4,391	4,304
Accrued marketing	968	946
Interest payable	322	358
Other current liabilities	2,577	2,200
Liabilities held for sale	11	17
Total current liabilities	9,879	8,061
Long-term debt	23,545	28,070
Deferred income taxes	11,377	11,462
Accrued postemployment costs	248	243
Other non-current liabilities	1,847	1,751
TOTAL LIABILITIES	46,896	49,587
Commitments and Contingencies (Note 15)
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,230 shares issued and 1,223 shares outstanding at June 26, 2021; 1,228 shares issued and 1,223 shares outstanding at December 26, 2020)	12	12
Additional paid-in capital	54,255	55,096
Retained earnings/(deficit)	(2,158)	(2,694)
Accumulated other comprehensive income/(losses)	(1,720)	(1,967)
Treasury stock, at cost (7 shares at June 26, 2021 and 5 shares at December 26, 2020)	(392)	(344)
Total shareholders' equity	49,997	50,103
Noncontrolling interest	145	140
TOTAL EQUITY	50,142	50,243
TOTAL LIABILITIES AND EQUITY	$97,038	$99,830
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 26, 2020	$12	$55,096	$(2,694)	$(1,967)	$(344)	$140	$50,243
Net income/(loss)	—	—	563	—	—	5	568
Other comprehensive income/(loss)	—	—	—	69	—	(2)	67
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	77	—	—	(29)	—	48
Balance at March 27, 2021	$12	$54,678	$(2,131)	$(1,898)	$(373)	$143	$50,431
Net income/(loss)	—	—	(27)	—	—	2	(25)
Other comprehensive income/(loss)	—	—	—	178	—	—	178
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	72	—	—	(19)	—	53
Balance at June 26, 2021	$12	$54,255	$(2,158)	$(1,720)	$(392)	$145	$50,142

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2019	$12	$56,828	$(3,060)	$(1,886)	$(271)	$126	$51,749
Net income/(loss) excluding redeemable noncontrolling interest	—	—	378	—	—	3	381
Other comprehensive income/(loss)	—	—	—	(540)	—	(14)	(554)
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	42	(4)	—	2	—	40
Balance at March 28, 2020	$12	$56,378	$(2,686)	$(2,426)	$(269)	$115	$51,124
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(1,651)	—	—	(1)	(1,652)
Other comprehensive income/(loss)	—	—	—	130	—	12	142
Dividends declared-common stock ($0.40 per share)	—	(493)	—	—	—	—	(493)
Exercise of stock options, issuance of other stock awards, and other	—	105	1	—	(61)	—	45
Balance at June 27, 2020	$12	$55,990	$(4,336)	$(2,296)	$(330)	$126	$49,166
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	June 26, 2021	June 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$543	$(1,271)
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	449	490
Amortization of postemployment benefit plans prior service costs/(credits)	(3)	(61)
Equity award compensation expense	104	73
Deferred income tax provision/(benefit)	(114)	(489)
Postemployment benefit plan contributions	(14)	(15)
Goodwill and intangible asset impairment losses	343	3,099
Nonmonetary currency devaluation	4	4
Loss/(gain) on sale of business	65	2
Other items, net	278	204
Changes in current assets and liabilities:
Trade receivables	62	(60)
Inventories	(227)	(202)
Accounts payable	220	(54)
Other current assets	(67)	(138)
Other current liabilities	386	634
Net cash provided by/(used for) operating activities	2,029	2,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(431)	(258)
Proceeds from sale of business, net of cash disposed	3,435	—
Other investing activities, net	23	21
Net cash provided by/(used for) investing activities	3,027	(237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,090)	(3,824)
Proceeds from issuance of long-term debt	—	3,500
Debt prepayment and extinguishment costs	(433)	(101)
Proceeds from revolving credit facility	—	4,000
Repayments of revolving credit facility	—	(4,000)
Dividends paid	(979)	(977)
Other financing activities, net	(53)	(35)
Net cash provided by/(used for) financing activities	(4,555)	(1,437)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	23	(9)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	524	533
Balance at beginning of period	3,418	2,280
Balance at end of period	$3,942	$2,813
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
Considerations Related to COVID-19
The ongoing spread of COVID-19 throughout the United States and internationally, as well as measures implemented by governmental authorities in an attempt to minimize transmission of the virus, including social distancing mandates, shelter-in-place orders, and business restrictions and shutdowns, and consumer responses have had and continue to have negative and positive implications for portions of our business. Though many areas have relaxed restrictions, varying levels remain in many places and may be increased again.
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
See Note 8, Goodwill and Intangible Assets, Note 11, Postemployment Benefits, and Note 15, Commitments, Contingencies, and Debt, for further discussion of COVID-19 considerations.
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

Reclassifications
We made reclassifications and adjustments to certain previously reported financial information to conform to our current period presentation. In the first quarter of 2021, we reclassified certain balances, which were previously reported in prepaid expenses, to inventories on our condensed consolidated balance sheets. Certain financial statement line items in our condensed consolidated balance sheet at December 26, 2020 and our condensed consolidated statement of cash flows for the six months ended June 27, 2020, were adjusted as necessary. See Note 7, Inventories, for additional information.
Held for Sale
At June 26, 2021 and December 26, 2020, we classified certain assets and liabilities as held for sale in our condensed consolidated balance sheet, primarily relating to the divestiture of certain of our cheese businesses, a business in our International segment, and certain manufacturing equipment and land use rights across the globe. At March 27, 2021, we had classified certain assets and liabilities as held for sale related to the divestiture of our nuts business. This divestiture closed in the second quarter of 2021 and is therefore no longer classified as held for sale at June 26, 2021. See Note 4, Acquisitions and Divestitures, for additional information.
Note 2. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.
Note 3. New Accounting Standards
Accounting Standards Adopted in the Current Year
Simplifying the Accounting for Income Taxes:
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12 to simplify the accounting in Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU became effective in the first quarter of 2021. The adoption of this ASU did not impact our financial statements or the related disclosures.
Note 4. Acquisitions and Divestitures
Acquisitions
Assan Foods Acquisition:
In June 2021, we entered into a definitive agreement with two third parties, Kibar Holding Anonim Şirketi (“Kibar Holding”) and a certain holder of registered shares of Assan Gıda Sanayi ve Ticaret A.Ş. (“Assan Foods”), to acquire all of the outstanding equity interests in Assan Foods, a condiments and sauces manufacturer based in Turkey, for approximately $70 million of cash consideration (the “Assan Foods Acquisition”). As part of the Assan Foods Acquisition, we will assume the debt of Assan Foods, which was approximately $30 million as of April 30, 2021. The Assan Foods Acquisition is expected to close in the second half of 2021, subject to customary closing conditions, including regulatory approvals.

Deal Costs:
Related to our acquisition, we incurred insignificant deal costs for the three and six months ended June 26, 2021. We recognized these deal costs in selling, general and administrative expenses (“SG&A”). There were no deal costs related to acquisitions for the three and six months ended June 27, 2020.
Divestitures
Nuts Transaction:
In February 2021, we entered into a definitive agreement with a third party, Hormel Foods Corporation (“Hormel”), to sell certain assets in our global nuts business for total consideration of approximately $3.4 billion (the “Nuts Transaction”). The net assets to be transferred in the Nuts Transaction included, among other things, our intellectual property rights to the Planters brand and to the Corn Nuts brand, three manufacturing facilities in the U.S., and the associated inventories (collectively, the “Nuts Disposal Group”).

In the first quarter of 2021, we determined that the Nuts Disposal Group met the held for sale criteria. Accordingly, we presented the assets and liabilities of the Nuts Disposal Group as held for sale on the condensed consolidated balance sheet at March 27, 2021. As of February 10, 2021, the date the Nuts Disposal Group was determined to be held for sale, we tested the individual assets included within the Nuts Disposal Group for impairment. The net assets of the Nuts Disposal Group had an aggregate carrying amount above their $3.4 billion estimated fair value. We determined that the goodwill within the Nuts Disposal Group was partially impaired. As a result, we recorded a non-cash goodwill impairment loss of $230 million, which was recognized in SG&A, in the first quarter of 2021. Additionally, we recorded an estimated pre-tax loss on sale of business of $19 million in the first quarter of 2021 primarily related to estimated costs to sell, which was recognized in other expense/(income) on our condensed consolidated statement of income.
The Nuts Transaction closed in the second quarter of 2021. As a result of the Nuts Transaction closing, we recognized an incremental pre-tax loss on sale of business of $17 million in other expense/(income) on our condensed consolidated statement of income for the three months ended June 26, 2021. The total pre-tax loss on sale of business for the Nuts Transaction was $36 million for the six months ended June 26, 2021.
The Nuts Transaction is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it is not reported as discontinued operations.
Cheese Transaction:
In September 2020, we entered into a definitive agreement with a third party, an affiliate of Groupe Lactalis (“Lactalis”), to sell certain assets in our global cheese business, as well as to license certain trademarks, for total consideration of approximately $3.34 billion, including approximately $3.20 billion of cash consideration and approximately $140 million related to a perpetual license for the Cracker Barrel brand that Lactalis will grant to us for certain products (the “Cheese Transaction”). The Cheese Transaction has two primary components. The first component relates to the perpetual licenses for the Kraft and Velveeta brands that we will grant to Lactalis for certain cheese products (the “Kraft and Velveeta Licenses”). The second component relates to the net assets to be transferred to Lactalis (the “Cheese Disposal Group”).
Of the $3.34 billion total consideration, approximately $1.59 billion was attributed to the Kraft and Velveeta Licenses based on the estimated fair value of the licensed portion of each brand as of June 26, 2021. Lactalis will have rights to the Kraft and Velveeta brands in association with the manufacturing, distribution, marketing, and sale of certain cheese products in certain countries. Lactalis will also receive the rights to certain know-how in manufacturing the authorized cheese products. The license income will be recognized in the future as a reduction to SG&A over approximately 30 years, as it does not constitute our ongoing major or central operations.
The remaining $1.75 billion of consideration was attributed to the Cheese Disposal Group as of June 26, 2021. The net assets in the Cheese Disposal Group are associated with our natural, grated, cultured, and specialty cheese businesses in the U.S., our grated cheese business in Canada, and our grated, processed, and natural cheese businesses outside the U.S. and Canada. The Cheese Disposal Group includes our global intellectual property rights to several brands, including, among others, Cracker Barrel, Breakstone’s, Knudsen, Athenos, Polly-O, and Hoffman’s, along with the Cheez Whiz brand in the majority of the countries outside of the U.S. and Canada. The Cheese Disposal Group also includes certain inventories, three manufacturing facilities and one distribution center in the U.S., and certain other manufacturing equipment.
Included in the consideration attributed to the Cheese Disposal Group is the perpetual license that Lactalis will grant to us for the Cracker Barrel brand for certain products, including macaroni and cheese. We determined that the Cracker Barrel license will be recognized on our consolidated balance sheet as an intangible asset upon closing of the Cheese Transaction, and increased the total consideration by approximately $140 million as noted above, which was the estimated fair value of the licensed portion of the Cracker Barrel brand as of June 26, 2021.
As of June 26, 2021, we assessed the fair value less costs to sell of the net assets of the Cheese Disposal Group and recorded an estimated pre-tax loss on sale of business of approximately $27 million, which was recognized in other expense/(income) for the three and six months ended June 26, 2021.
In the third quarter of 2020, we determined that the Cheese Disposal Group met the held for sale criteria. Accordingly, we have presented the assets and liabilities of the Cheese Disposal Group as held for sale on the condensed consolidated balance sheets at June 26, 2021 and December 26, 2020. As of September 15, 2020, the date the Cheese Disposal Group was determined to be held for sale, we tested the individual assets included within the Cheese Disposal Group for impairment. The net assets of the Cheese Disposal Group had an aggregate carrying amount above their then-current $1.78 billion estimated fair value. We determined that the goodwill within the Cheese Disposal Group was partially impaired. Accordingly, we recorded a non-cash impairment loss of $300 million, which was recognized in SG&A, in the third quarter of 2020.

Additional considerations related to the Cheese Transaction include the treatment of the Kraft and Velveeta Licenses upon closing of the transaction. At the time the licensed rights are granted, we will reassess the remaining fair value of the retained portions of the Kraft and Velveeta brands and may record a charge to reduce the intangible asset carrying amounts to reflect the lower future cash flows expected to be generated after monetization of the licensed portion of each brand. If the Cheese Transaction had closed in the second quarter of 2021, we would have recorded an indefinite-lived intangible asset non-cash impairment loss of approximately $1.33 billion. The actual impairment loss will depend upon the excess fair value, if any, over carrying amount for each brand at the time we grant the perpetual licenses, which will be on the closing date of the Cheese Transaction. Changes in the fair value of the retained and licensed portions of each brand will impact the amount of any potential charges and the amount of license income that will be recognized, which, at this time, we would not expect to exceed the fair value of the perpetual licenses.
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
Other Potential Dispositions:
As of June 26, 2021, we were in negotiations with a prospective third-party buyer for the sale of one business in our International segment. We expect this potential transaction to close in the next 12 months. We classified the related assets and liabilities as held for sale on the condensed consolidated balance sheets at June 26, 2021 and December 26, 2020. See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2019 for additional information.
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
Heinz India Transaction:
In October 2018, we entered into a definitive agreement with two third parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”), to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to January 30, 2019 (the “Heinz India Closing Date”), including taxes for which we are liable as a result of any transaction that occurred on or before such date. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million as of the Heinz India Closing Date. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale for the Heinz India Transaction. There were no changes to the tax indemnity liabilities during the six months ended June 26, 2021. We recognized a gain of approximately $1 million related to local India tax recoveries in the first quarter of 2020.
See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional details related to this transaction and the tax indemnity associated with the Heinz India Transaction.

Deal Costs:
Related to our divestitures, we incurred insignificant deal costs for the three and six months ended June 26, 2021. We recognized these deal costs in SG&A. There were no deal costs related to divestitures for the three and six months ended June 27, 2020.
Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	June 26, 2021
	Cheese Transaction	Other	Total
ASSETS
Cash and cash equivalents	$—	$31	$31
Inventories	367	12	379
Property, plant and equipment, net	254	14	268
Goodwill (net of impairment of $300)	281	—	281
Intangible assets, net	850	24	874
Other	5	18	23
Reserve for disposal groups	(13)	—	(13)
Total assets held for sale	$1,744	$99	$1,843
LIABILITIES
Other	6	5	11
Total liabilities held for sale	$6	$5	$11

	December 26, 2020
	Cheese Transaction	Other	Total
ASSETS
Cash and cash equivalents	$—	$33	$33
Inventories	373	12	385
Property, plant and equipment, net	243	14	257
Goodwill (net of impairment of $300)	281	—	281
Intangible assets, net	850	23	873
Other	10	24	34
Total assets held for sale	$1,757	$106	$1,863
LIABILITIES
Other	7	10	17
Total liabilities held for sale	$7	$10	$17
Other balances held for sale at June 26, 2021 and December 26, 2020 primarily related to a business in our International segment as well as certain manufacturing equipment and land use rights across the globe. We recorded non-cash goodwill impairment losses of $300 million in the third quarter of 2020 related to the Cheese Transaction. As a result, goodwill held for sale in the table above is presented net of cumulative goodwill impairment losses of $300 million at June 26, 2021 and December 26, 2020.

Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our restructuring activities.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. For the six months ended June 26, 2021, we eliminated approximately 350 positions related to these programs. As of June 26, 2021, we expect to eliminate approximately 10 additional positions during the remainder of 2021. Total restructuring expenses during the six months ended June 26, 2021 were $37 million and included $6 million of severance and employee benefit costs and $31 million of other implementation costs. Restructuring expenses during the three months ended June 26, 2021 were $19 million and included $2 million of severance and employee benefit costs and $17 million of other implementation costs. Total restructuring expenses were $4 million for the three and six months ended June 27, 2020.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 26, 2020	$10	$20	$30
Charges/(credits)	6	—	6
Cash payments	(13)	(2)	(15)
Balance at June 26, 2021	$3	$18	$21
We expect the liability for severance and employee benefit costs as of June 26, 2021 to be paid by the end of 2021. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2021 and 2026.
Total Expenses:
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Severance and employee benefit costs - Cost of products sold	$1	$(1)	$4	$—
Severance and employee benefit costs - SG&A	1	(2)	2	(6)
Asset-related costs - Cost of products sold	—	(2)	—	(2)
Other costs - Cost of products sold	—	1	—	1
Other costs - SG&A	17	8	31	11
	$19	$4	$37	$4
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 17, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
United States	$1	$2	$2	$2
International	2	(1)	6	(2)
Canada	—	4	—	5
General corporate expenses	16	(1)	29	(1)
	$19	$4	$37	$4

Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	June 26, 2021	December 26, 2020
Cash and cash equivalents	$3,941	$3,417
Restricted cash included in other non-current assets	1	1
Cash, cash equivalents, and restricted cash	$3,942	$3,418
At June 26, 2021 and December 26, 2020, cash and cash equivalents excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 7. Inventories
Inventories consisted of the following (in millions):

	June 26, 2021	December 26, 2020
Packaging and ingredients	$545	$482
Spare parts	212	219
Work in process	246	268
Finished products	1,817	1,804
Inventories	$2,820	$2,773
At June 26, 2021 and December 26, 2020, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
In the first quarter of 2021, we reclassified certain balances from prepaid expenses to inventories on our condensed consolidated balance sheets. See Note 1, Basis of Presentation, for additional information.
Note 8. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	International	Canada	Total
Balance at December 26, 2020	$28,429	$3,160	$1,500	$33,089
Impairment losses	(35)	—	—	(35)
Divestitures	(1,653)	—	(9)	(1,662)
Translation adjustments and other	4	12	69	85
Balance at June 26, 2021	$26,745	$3,172	$1,560	$31,477
At June 26, 2021 and December 26, 2020, goodwill excluded amounts classified as held for sale related to the Cheese Transaction. Additionally, the amounts included in divestitures in the table above represent the goodwill that was previously reclassified to assets held for sale and tested and determined to be partially impaired in connection with the Nuts Transaction. The resulting impairment loss of $230 million was recognized in the first quarter of 2021. The Nuts Transaction closed in the second quarter of 2021. See Note 4, Acquisitions and Divestitures, for additional information related to the Cheese Transaction and the Nuts Transaction and their financial statement impacts.
2021 Year-to-Date Goodwill Impairment Testing
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

We test our reporting units for impairment annually as of the first day of our second quarter, which was March 28, 2021 for our 2021 annual impairment test. In performing this test, we incorporated information that was known through the date of filing this Quarterly Report on Form 10-Q. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2021 annual impairment test, we recognized a non-cash impairment loss of approximately $35 million in SG&A in the second quarter of 2021 related to our Puerto Rico reporting unit within our United States segment. With the update of our five-year operating plan in the second quarter of 2021, we established a revised downward outlook for net sales for this reporting unit. After the impairment, the goodwill carrying amount of the Puerto Rico reporting unit is approximately $14 million.
As of June 26, 2021, we maintain 14 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $31.5 billion at June 26, 2021. As of the 2021 annual impairment test date, six reporting units had 20% or less fair value over carrying amount and an aggregate goodwill carrying amount of $28.3 billion, two reporting units had between 20-50% fair value over carrying amount and a goodwill carrying amount of $2.2 billion, and one reporting unit had over 50% fair value over carrying amount and a goodwill carrying amount of $961 million. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
2020 Year-to-Date Goodwill Impairment Testing
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
We performed our 2020 annual impairment test as of March 29, 2020, which was the first day of our second quarter in 2020. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Through the performance of the 2020 annual impairment test, we identified impairments related to our U.S. Foodservice, Canada Retail, Canada Foodservice, and EMEA East reporting units. As a result, we recognized a non-cash impairment loss of $1.8 billion in SG&A in the second quarter of 2020, which included an $815 million impairment loss in our Canada Retail reporting unit within our Canada segment, a $655 million impairment loss in our U.S. Foodservice reporting unit within our United States segment, a $205 million impairment loss in our Canada Foodservice reporting unit within our Canada segment, and a $142 million impairment loss in our EMEA East reporting unit within our International segment. These impairments were primarily due to the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020.
See Note 9, Goodwill and Intangible Assets, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on these impairment losses.
Accumulated impairment losses to goodwill were $10.8 billion as of June 26, 2021.
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

In 2020 and continuing into 2021, the COVID-19 pandemic produced and has continued to produce a short-term beneficial financial impact to our consolidated results. Retail sales have increased compared to pre-pandemic periods due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our Canada Foodservice reporting unit is the most exposed of our reporting units to the long-term impacts to away-from-home establishments. While our other reporting units have varying levels of exposure to the foodservice channel, they also have exposure to the retail channel, which offsets some of the risk associated with the potential long-term impacts of shifts in net sales between retail and away-from-home establishments. Our Canada Foodservice reporting unit was impaired during our 2020 annual impairment test, reflecting our best estimate at that time of the future outlook and risks of this business. The Canada Foodservice reporting unit maintains an aggregate goodwill carrying amount of approximately $157 million as of June 26, 2021. A number of factors could result in further future impairments of our foodservice (or away-from-home) businesses, including but not limited to: mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
Our reporting units that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units that have 20% or less excess fair value over carrying amount as of the 2021 annual impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of the 2021 annual impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company in 2013 by Berkshire Hathaway Inc. and 3G Global Food Holdings, LP (the “2013 Heinz Acquisition”) and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 (the “2015 Merger”) and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 26, 2020	$42,267
Impairment losses	(69)
Divestitures	(1,487)
Translation adjustments	113
Balance at June 26, 2021	$40,824
At June 26, 2021 and December 26, 2020, indefinite-lived intangible assets excluded amounts classified as held for sale related to the Cheese Transaction. Indefinite-lived intangible asset amounts included in divestitures in the table above represent amounts previously reclassified to assets held for sale related to the Planters trademark in connection with the Nuts Transaction, which closed in the second quarter of 2021. See Note 4, Acquisitions and Divestitures, for additional information on the Cheese Transaction and the Nuts Transaction.
2021 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
We performed our 2021 annual impairment test as of March 28, 2021, which was the first day of our second quarter in 2021. As a result of our 2021 annual impairment test, we recognized a non-cash impairment loss of $69 million in SG&A in the second quarter of 2021 related to two brands, Plasmon and Maxwell House. We recorded non-cash impairment losses of $45 million in our International segment related to Plasmon and $24 million in our United States segment related to Maxwell House, consistent with the ownership of the trademarks. The impairment of the Plasmon brand was largely due to downward revised revenue expectations for infant nutrition in Italy. The impairment of the Maxwell House brand was primarily due to downward revised revenue expectations for mainstream coffee in the U.S. These brands had an aggregate carrying amount of $822 million prior to this impairment and $753 million after impairment.

Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $40.8 billion at June 26, 2021. As of the 2021 annual impairment test date, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $22.5 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $6.5 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $11.8 billion. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount.
2020 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
We performed our 2020 annual impairment test as of March 29, 2020, which is the first day of our second quarter in 2020. As a result of our 2020 annual impairment test, we recognized a non-cash impairment loss of $1.1 billion in SG&A in the second quarter of 2020 primarily related to nine brands (Oscar Mayer, Maxwell House, Velveeta, Cool Whip, Plasmon, ABC, Classico, Wattie’s, and Planters), which included impairment losses of $949 million in our United States segment, $100 million in our International segment, and $7 million in our Canada segment, consistent with the ownership of the trademarks. We recognized a $626 million impairment loss related to the Oscar Mayer brand, a $140 million impairment loss related to the Maxwell House brand, and a $290 million impairment loss primarily related to seven other brands (Velveeta, Cool Whip, Plasmon, ABC, Classico, Wattie’s, and Planters).
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
As we consider the ongoing impact of the COVID-19 pandemic with regard to our indefinite-lived intangible assets, a number of factors could have a future adverse impact on our brands, including changes in consumer and consumption trends in both the short and long term, the extent of government mandates to shelter in place, total number of restaurant closures, economic declines, and reductions in consumer discretionary income. We have seen an increase in our retail business, as compared to pre-pandemic levels, in the short term that has more than offset declines in our foodservice business over the same period. Our brands are generally common across both the retail and foodservice businesses and the fair value of our brands are subject to a similar mix of positive and negative factors. Given the evolving nature and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our brands.
Our brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of the 2021 annual impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of the 2021 annual impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	June 26, 2021			December 26, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$1,953	$(510)	$1,443	$2,000	$(478)	$1,522
Customer-related assets	3,639	(977)	2,662	3,808	(942)	2,866
Other	15	(3)	12	15	(3)	12
	$5,607	$(1,490)	$4,117	$5,823	$(1,423)	$4,400
At June 26, 2021 and December 26, 2020, definite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $59 million for the three months and $119 million for the six months ended June 26, 2021 and $68 million for the three months and $136 million for the six months ended June 27, 2020. Aside from amortization expense, the change in definite-lived intangible assets from December 26, 2020 to June 26, 2021 primarily reflects the assets sold in connection with the Nuts Transaction, including certain customer-related assets with a net carrying value of $133 million and the Corn Nuts trademark with a net carrying value of $25 million, $9 million of non-cash impairment losses related to a trademark in our International segment, $2 million of additions related to an acquired license, and the impact of foreign currency. The impairment of definite-lived intangible assets in the second quarter of 2021 related to a trademark that had a net carrying value that was deemed not to be recoverable. This non-cash impairment loss was recognized in SG&A in the second quarter of 2021.
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
Our effective tax rate for the three months ended June 26, 2021 was an expense of 104.0% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the tax impact related to the Nuts Transaction (46.0%) and the revaluation of our deferred tax balances due to changes in international tax rates (35.4%), mainly an increase in U.K. tax rates. These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
Our effective tax rate for the three months ended June 27, 2020 was a benefit of 3.0% on pre-tax losses. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily related to non-deductible goodwill impairments (23.8%), which were partially offset by the favorable impact of establishing certain deferred tax assets for state tax deductions and the revaluation of our deferred tax balances due to changes in international tax laws.
Our effective tax rate for the six months ended June 26, 2021 was an expense of 59.8% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the tax impact related to the Nuts Transaction (22.4%), the revaluation of our deferred tax balances due to changes in international and state tax rates (15.6%), mainly an increase in U.K. tax rates, and non-deductible goodwill impairments (5.2%). These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and foreign jurisdictions.
Our effective tax rate for the six months ended June 27, 2020 was an expense of 9.4% on pre-tax losses. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily related to non-deductible goodwill impairments (39.2%), which were partially offset by the favorable impact of establishing certain deferred tax assets for state tax deductions and the revaluation of our deferred tax balances due to changes in international tax laws.

Other Income Tax Matters:
As a result of the Nuts Transaction, we reclassified approximately $435 million of deferred income tax liabilities to income taxes payable, which is presented within other current liabilities, on our condensed consolidated balance sheet at June 26, 2021. We expect to pay cash taxes of approximately $700 million in the second half of 2021 related to the Nuts Transaction.
Note 10. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 26, 2020	13,479,668	$43.71
Granted	980,222	37.09
Forfeited	(362,553)	58.08
Exercised	(1,622,199)	26.75
Outstanding at June 26, 2021	12,475,138	44.97
The aggregate intrinsic value of stock options exercised during the period was $19 million for the six months ended June 26, 2021.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 26, 2020	14,235,922	$31.32
Granted	3,037,371	36.75
Forfeited	(820,231)	30.70
Vested	(262,611)	74.99
Outstanding at June 26, 2021	16,190,451	31.66
The aggregate fair value of RSUs that vested during the period was $10 million for the six months ended June 26, 2021.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 26, 2020	7,778,710	$33.16
Granted	1,571,066	35.04
Forfeited	(496,386)	43.03
Outstanding at June 26, 2021	8,853,390	32.94
Note 11. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our postemployment related accounting policies.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Service cost	$1	$1	$4	$4
Interest cost	21	32	8	10
Expected return on plan assets	(45)	(53)	(25)	(25)
Amortization of prior service costs/(credits)	—	—	1	—
Amortization of unrecognized losses/(gains)	—	—	1	1
Settlements	(6)	—	—	—
Special/contractual termination benefits	(1)	—	—	—
Net pension cost/(benefit)	$(30)	$(20)	$(11)	$(10)

	For the Six Months Ended
	U.S. Plans		Non-U.S. Plans
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Service cost	$3	$3	$8	$8
Interest cost	43	65	15	19
Expected return on plan assets	(90)	(105)	(48)	(51)
Amortization of prior service costs/(credits)	—	—	1	—
Amortization of unrecognized losses/(gains)	—	—	1	1
Settlements	(6)	—	—	—
Special/contractual termination benefits	3	—	—	—
Net pension cost/(benefit)	$(47)	$(37)	$(23)	$(23)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. In 2021, we recognized special/contractual termination benefits related to the Nuts Transaction, including a gain of $1 million for the three months and a loss of $3 million for the six months ended June 26, 2021. These special/contractual termination benefits are recorded in other expense/(income) as a component of our pre-tax loss on sale of business on the condensed consolidated statement of income for the three and six months ended June 26, 2021.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $8 million during the six months ended June 26, 2021 and plan to make further contributions of approximately $6 million during the remainder of 2021. We did not contribute to our U.S. pension plans during the six months ended June 26, 2021 and do not plan to make contributions during the remainder of 2021. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2021. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Service cost	$2	$1	$3	$3
Interest cost	5	9	10	17
Expected return on plan assets	(12)	(13)	(24)	(25)
Amortization of prior service costs/(credits)	(2)	(30)	(4)	(61)
Amortization of unrecognized losses/(gains)	(4)	(4)	(8)	(7)
Curtailments	(4)	—	(4)	—
Net postretirement cost/(benefit)	$(15)	$(37)	$(27)	$(73)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. For the three and six months ended June 26, 2021, we recognized a curtailment gain of $4 million related to the Nuts Transaction. This gain is recorded in other expense/(income) as a component of our pre-tax loss on sale of business on the condensed consolidated statements of income for the three and six months ended June 26, 2021.
Employer Contributions:
During the six months ended June 26, 2021, we contributed $6 million to our postretirement benefit plans. We plan to make further contributions of approximately $8 million to our postretirement benefit plans during the remainder of 2021. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2021. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 12. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	June 26, 2021	December 26, 2020
Commodity contracts	$511	$384
Foreign exchange contracts	3,510	3,658
Cross-currency contracts	8,189	8,189

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	June 26, 2021
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$9	$60	$9	$60
Cross-currency contracts(b)	—	—	338	432	338	432
Derivatives not designated as hedging instruments:
Commodity contracts(c)	80	13	10	—	90	13
Foreign exchange contracts(a)	—	—	8	11	8	11
Cross-currency contracts(b)	—	—	—	27	—	27
Total fair value	$80	$13	$365	$530	$445	$543
(a)    At June 26, 2021, the fair value of our derivative assets was recorded in other current assets ($13 million) and other non-current assets ($4 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($62 million) and other non-current liabilities ($9 million).
(b)    At June 26, 2021, the fair value of our derivative assets was recorded in other current assets ($74 million) and other non-current assets ($264 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($84 million) and other non-current liabilities ($375 million).
(c)     At June 26, 2021, the fair value of our derivative assets was recorded in other current assets, and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $271 million at June 26, 2021 and $315 million at December 26, 2020. We had collected collateral related to commodity derivative margin requirements of $76 million at June 26, 2021 and $25 million at December 26, 2020, which was included in other current liabilities on our condensed consolidated balance sheets.
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
Net Investment Hedging:
At June 26, 2021, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €650 million and £400 million;
•Cross-currency contracts with notional amounts of £900 million ($1.2 billion), C$1.7 billion ($1.3 billion), €1.9 billion ($2.1 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $115 million and in euro with an aggregate notional amount of $90 million.
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At June 26, 2021, we had euro intercompany loans with an aggregate notional amount of $127 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.
Cash Flow Hedge Coverage:
At June 26, 2021, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next seven years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at June 26, 2021 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized losses on foreign currency cash flow hedges during the next 12 months to be approximately $38 million. Additionally, we expect transfers to net income/(loss) of unrealized gains on cross-currency cash flow hedges and unrealized losses on interest rate cash flow hedges during the next 12 months to each be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Cash flow hedges:
Foreign exchange contracts	$—	$—	$(1)	$1	Net sales
Foreign exchange contracts	(17)	(23)	(40)	49	Cost of products sold
Foreign exchange contracts (excluded component)	—	—	—	(1)	Cost of products sold
Foreign exchange contracts	—	—	—	—	Other expense/(income)
Cross-currency contracts	(17)	52	(32)	93	Other expense/(income)
Cross-currency contracts (excluded component)	7	7	14	13	Other expense/(income)
Cross-currency contracts	(4)	(3)	(10)	(3)	Interest expense
Net investment hedges:
Foreign exchange contracts	(1)	—	—	2	Other expense/(income)
Foreign exchange contracts (excluded component)	—	—	—	(1)	Interest expense
Cross-currency contracts	(53)	(54)	(67)	132	Other expense/(income)
Cross-currency contracts (excluded component)	6	8	12	16	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(79)	$(13)	$(124)	$301

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	June 26, 2021				June 27, 2020
	Cost of products sold	SG&A	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,324	$1,056	$613	$(23)	$4,196	$442	$(78)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(12)	$(1)	$—	$—	$10	$—	$—
Foreign exchange contracts (excluded component)	(1)	—	—	—	—	—	—
Interest rate contracts	—	—	—	—	—	(1)	—
Cross-currency contracts	—	—	(4)	15	—	(3)	38
Cross-currency contracts (excluded component)	—	—	—	7	—	—	7
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	1	—	—	(1)	—
Cross-currency contracts (excluded component)	—	—	3	—	—	7	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	44	—	—	—	(14)	—	—
Foreign exchange contracts	—	—	—	(15)	—	—	—
Cross-currency contracts	—	—	—	4	—	—	—
Total gains/(losses) recognized in statements of income	$31	$(1)	$—	$11	$(4)	$2	$45

	For the Six Months Ended
	June 26, 2021				June 27, 2020
	Cost of products sold	SG&A	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$8,517	$2,168	$1,028	$(53)	$8,495	$752	$(159)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(19)	$(1)	$—	$—	$11	$—	$—
Foreign exchange contracts (excluded component)	(1)	—	—	—	—	—	—
Interest rate contracts	—	—	—	—	—	(2)	—
Cross-currency contracts	—	—	(10)	(28)	—	(3)	41
Cross-currency contracts (excluded component)	—	—	—	13	—	—	14
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	1	—	—	(1)	—
Cross-currency contracts (excluded component)	—	—	7	—	—	15	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	94	—	—	—	(164)	—	—
Foreign exchange contracts	—	—	—	(20)	—	—	(28)
Cross-currency contracts	—	—	—	4	—	—	—
Total gains/(losses) recognized in statements of income	$74	$(1)	$(2)	$(31)	$(153)	$9	$27
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $13 million for the three months and pre-tax gains of $5 million for the six months ended June 26, 2021 and pre-tax gains of $31 million for the three months and $65 million for the six months ended June 27, 2020. These amounts were recognized in other comprehensive income/(loss).
Other Financial Instruments:
The carrying amounts of cash equivalents approximated fair values at June 26, 2021 and December 26, 2020. Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. The fair value of money market funds was $133 million at June 26, 2021 and $144 million at December 26, 2020. These are considered Level 1 financial assets and are valued using quoted prices in active markets for identical assets.

Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 26, 2020	$(2,218)	$158	$93	$(1,967)
Foreign currency translation adjustments	251	—	—	251
Net deferred gains/(losses) on net investment hedges	(44)	—	—	(44)
Amounts excluded from the effectiveness assessment of net investment hedges	10	—	—	10
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	—	—	(6)
Net deferred gains/(losses) on cash flow hedges	—	—	(64)	(64)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	14	14
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	26	26
Net actuarial gains/(losses) arising during the period	—	73	—	73
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(13)	—	(13)
Total other comprehensive income/(loss)	211	60	(24)	247
Balance as of June 26, 2021	$(2,007)	$218	$69	$(1,720)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	June 26, 2021			June 27, 2020
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$190	$—	$190	$174	$—	$174
Net deferred gains/(losses) on net investment hedges	(67)	18	(49)	(23)	6	(17)
Amounts excluded from the effectiveness assessment of net investment hedges	6	(1)	5	8	3	11
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(4)	1	(3)	(6)	1	(5)
Net deferred gains/(losses) on cash flow hedges	(38)	3	(35)	26	9	35
Amounts excluded from the effectiveness assessment of cash flow hedges	7	—	7	7	—	7
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(4)	3	(1)	(51)	—	(51)
Net actuarial gains/(losses) arising during the period	95	(24)	71	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(9)	2	(7)	(33)	9	(24)

	For the Six Months Ended
	June 26, 2021			June 27, 2020
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$251	$—	$251	$(602)	$—	$(602)
Net deferred gains/(losses) on net investment hedges	(62)	18	(44)	199	(50)	149
Amounts excluded from the effectiveness assessment of net investment hedges	12	(2)	10	15	1	16
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	2	(6)	(14)	3	(11)
Net deferred gains/(losses) on cash flow hedges	(83)	19	(64)	140	(4)	136
Amounts excluded from the effectiveness assessment of cash flow hedges	14	—	14	12	—	12
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	46	(20)	26	(61)	—	(61)
Net actuarial gains/(losses) arising during the period	98	(25)	73	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(16)	3	(13)	(67)	18	(49)
The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$(1)	$1	$(1)	$1	Interest expense
Cross-currency contracts(a)	(3)	(7)	(7)	(15)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	13	(10)	20	(11)	Cost of products sold
Foreign exchange contracts(b)	1	—	1	—	SG&A
Cross-currency contracts(b)	(22)	(45)	15	(55)	Other expense/(income)
Cross-currency contracts(b)	4	3	10	3	Interest expense
Interest rate contracts(c)	—	1	—	2	Interest expense
Losses/(gains) on hedges before income taxes	(8)	(57)	38	(75)
Losses/(gains) on hedges, income taxes	4	1	(18)	3
Losses/(gains) on hedges	$(4)	$(56)	$20	$(72)
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(3)	$(3)	$(7)	$(6)
Amortization of prior service costs/(credits)(d)	(1)	(30)	(3)	(61)
Settlement and curtailment losses/(gains)(d)	(5)	—	(6)	—
Losses/(gains) on postemployment benefits before income taxes	(9)	(33)	(16)	(67)
Losses/(gains) on postemployment benefits, income taxes	2	9	3	18
Losses/(gains) on postemployment benefits	$(7)	$(24)	$(13)	$(49)
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
Note 14. Financing Arrangements
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $155 million at June 26, 2021 and approximately $236 million at December 26, 2020 on our condensed consolidated balance sheets related to these arrangements.
Transfers of Financial Assets:
During the fourth quarter of 2020, we entered into a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. No receivables were sold under this accounts receivable factoring program during the three or six months ended June 26, 2021, and there were no amounts outstanding at June 26, 2021 or December 26, 2020. Any proceeds from the sales of receivables are included in cash flows from operating activities on the condensed consolidated statements of cash flows.
Note 15. Commitments, Contingencies, and Debt
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
United States Government Investigations:
As previously disclosed on February 21, 2019, we received a subpoena in October 2018 from the SEC related to our procurement area, specifically the accounting policies, procedures, and internal controls related to our procurement function, including, but not limited to, agreements, side agreements, and changes or modifications to agreements with our suppliers. Following the receipt of this subpoena, we, together with external counsel and forensic accountants, and subsequently, under the oversight of the Audit Committee, conducted an internal investigation into our procurement area and related matters. The SEC has issued additional subpoenas seeking information related to our financial reporting, incentive plans, debt issuances, internal controls, disclosures, personnel, our assessment of goodwill and intangible asset impairments, our communications with certain stockholders, and other related information and materials in connection with its investigation. We have been responsive to the ongoing subpoenas and other document requests and are in discussions with the SEC regarding the potential resolution of its investigation. Based upon our current estimate for the ultimate resolution of the SEC’s investigation, we recorded an accrual in the second quarter of 2021, which is reflected in other current liabilities on the condensed consolidated balance sheet at June 26, 2021 and in SG&A on our condensed consolidated statements of income for the three and six months ended June 26, 2021. While it is possible that the ultimate amount of our liability could be different than the amount accrued, we believe the potential liability, if any, to the extent different than the amounts already accrued, will not have a material impact on our financial condition, results of operations, or cash flows.
As previously disclosed, the United States Attorney’s Office for the Northern District of Illinois is also reviewing this matter. We cannot predict the eventual scope, duration, or outcome of any potential action or whether it could have a material impact on our financial condition, results of operations, or cash flows.

Debt
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise. Cash payments related to debt extinguishment are classified as cash outflows from financing activities on the condensed consolidated statements of cash flows. Any gains or losses on extinguishment of debt are recognized in interest expense on the condensed consolidated statements of income.
Borrowing Arrangements:
On July 6, 2015, together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we entered into a credit agreement (as amended, the “Credit Agreement”), which provides for a $4.0 billion senior unsecured revolving credit facility (as amended, the “Senior Credit Facility”). In June 2018, we entered into an agreement effective on July 6, 2018 to extend the maturity date of our Senior Credit Facility from July 6, 2021 to July 6, 2023 and to provide a $400 million euro equivalent swing line facility, which is available under the $4.0 billion Senior Credit Facility limit, for short-term loans denominated in euros on a same-day basis. In March 2020, we entered into an extension letter agreement (the “2020 Extension Agreement”), which extends $3.9 billion under the Senior Credit Facility from July 6, 2023 to July 6, 2024. The revolving loans and commitments of each lender that did not agree to the 2020 Extension Agreement continue to terminate on July 6, 2023. On October 9, 2020, we entered into the Commitment Increase Amendment (the “Amendment”) to the Credit Agreement, which provides for incremental revolving commitments by two additional lenders in the amount of $50 million each, or $100 million in aggregate. Following the execution of the Amendment, the Senior Credit Facility provides for $4.1 billion through July 6, 2023 and $4.0 billion through July 6, 2024. On April 9, 2021, we entered into an extension letter agreement (the “2021 Extension Agreement”), which extends the maturity date of $4.0 billion under the Senior Credit Facility from July 6, 2024 to July 6, 2025.
In the first quarter of 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we borrowed $4.0 billion under our Senior Credit Facility. We repaid the full $4.0 billion during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at June 26, 2021, at December 26, 2020, or during the six months ended June 26, 2021.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. Our Senior Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of June 26, 2021.
The obligations under the Credit Agreement are guaranteed by KHFC in the case of indebtedness and other liabilities of any subsidiary borrower and by The Kraft Heinz Company in the case of indebtedness and other liabilities of any subsidiary borrower and KHFC.
In March 2020, together with KHFC, we entered into an uncommitted revolving credit line agreement, which provides for borrowings up to $300 million. Each borrowing under this uncommitted revolving credit line agreement is due within six months of the disbursement date. In March 2021, we amended the uncommitted revolving credit line agreement to extend the final maturity date of the agreement from June 9, 2021 to June 9, 2022. As of June 26, 2021, no amounts had been drawn on this facility.
See Note 18, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our borrowing arrangements.

Long-term Debt Transactions:
The table below summarizes our aggregate principal amount of long-term debt outstanding, excluding financing leases, before and after our current year debt transactions, specifically tender offers, debt redemptions, open-market repurchases, and debt repayments (in millions):

	Aggregate Principal Amount Outstanding as of December 26, 2020	Tender Offers	Open Market Debt Repurchases	Debt Redemptions	Debt Repayments	Aggregate Principal Amount Outstanding as of June 26, 2021
3.500% senior notes due June 2022(a)	$631	$—	$—	$—	$—	$631
4.000% senior notes due June 2023(a)(d)	447	—	—	447	—	—
3.950% senior notes due July 2025(a)(f)	1,609	812	—	—	—	797
3.000% senior notes due June 2026(a)(c)	2,000	88	36	—	—	1,876
6.375% senior notes due July 2028(b)	235	17	—	—	—	218
4.625% senior notes due January 2029(b)(c)	1,100	345	4	—	—	751
3.750% senior notes due April 2030(b)(c)	1,000	254	3	—	—	743
6.750% senior notes due March 2032(b)	437	66	—	—	—	371
5.000% senior notes due July 2035(b)(c)	1,000	187	8	—	—	805
6.875% senior notes due January 2039(b)(c)	878	29	10	—	—	839
7.125% senior notes due August 2039(b)(c)	931	51	4	—	—	876
4.625% senior notes due October 2039(b)	500	101	—	—	—	399
6.500% senior notes due February 2040(b)(c)	788	39	15	—	—	734
5.000% senior notes due June 2042(b)(c)	2,000	334	7	—	—	1,659
5.200% senior notes due July 2045(c)	2,000	—	56	—	—	1,944
4.375% senior notes due June 2046(c)	3,000	—	64	—	—	2,936
Floating rate senior notes due February 2021(e)	111	—	—	—	111	—
Other long-term debt(g)	9,226	—	—	—	—	9,176
Total	$27,893	$2,323	$207	$447	$111	$24,755
(a)    Included in the Q1 2021 Tender Offer (defined below).
(b)    Included in the Q2 2021 Tender Offers (defined below).
(c)    Included in the Q2 2021 Repurchases (defined below).
(d)    Included in the Q2 2021 Debt Redemption (defined below).
(e)    Repaid in February 2021 at maturity.
(f)    The remaining aggregate principal balance of these senior notes was redeemed in the Q3 2021 Debt Redemption (defined below) in July 2021.
(g)    Represents the aggregate principal amount of all of our long-term debt obligations, excluding finance leases, that were not impacted by current year debt transactions. Foreign-denominated long-term debt is reflected at the foreign currency exchange rate in effect at each period end.

Tender Offers:
2021 Tender Offers
In February 2021, KHFC commenced a cash tender offer to purchase up to the maximum combined aggregate purchase price of $1.0 billion, including principal and premium but excluding accrued and unpaid interest (the “2021 Maximum Tender Amount”), of its outstanding 3.950% senior notes due July 2025, 3.000% senior notes due June 2026, 4.000% senior notes due June 2023, and 3.500% senior notes due June 2022 (the “Q1 2021 Tender Offer”), listed in order of priority. Based on participation, KHFC elected to settle the Q1 2021 Tender Offer on the early settlement date, March 9, 2021. Since the aggregate purchase price of the senior notes validly tendered and not validly withdrawn as of the early tender time exceeded the 2021 Maximum Tender Amount, we did not accept for purchase any of the 3.500% senior notes due June 2022 or the 4.000% senior notes due June 2023. The aggregate principal amount of senior notes validly tendered and accepted was approximately $900 million. Refer to the table above for the amount extinguished by senior notes in the Q1 2021 Tender Offer.
In June 2021, KHFC commenced cash tender offers to purchase up to the maximum combined aggregate purchase price of $2.8 billion, including principal and premium but excluding accrued and unpaid interest, of its 5.000% Senior Note due June 2042, 5.000% Senior Notes due July 2035, 4.625% Senior Notes due January 2029, 4.625% Senior Notes due October 2039, 3.750% Senior Notes due April 2030, 6.500% Senior Notes due February 2040, 6.375% Senior Notes due July 2028, 6.750% Senior Notes due March 2032, 6.875% Senior Notes due January 2039, and 7.125% Senior Notes Due August 2039 (the “Q2 2021 Tender Offers” and, together with the Q1 2021 Tender Offer, the “2021 Tender Offers”), listed in order of priority. KHFC settled the Q2 2021 Tender Offers on June 14, 2021 and June 16, 2021. The aggregate principal amount of senior notes validly tendered and accepted was approximately $1.4 billion. Refer to the table above for the amount extinguished by senior notes in the Q2 2021 Tender Offers.
Related to the 2021 Tender Offers, we recognized a loss on extinguishment of debt of $362 million within interest expense on the condensed consolidated statement of income for the six months ended June 26, 2021, which included a loss of $106 million in the first quarter of 2021 related to the Q1 2021 Tender Offer and a loss of $256 million in the second quarter of 2021 related to the Q2 2021 Tender Offers. These losses primarily reflect the payment of early tender premiums and fees associated with the 2021 Tender Offers as well as the write-off of unamortized premiums, debt issuance costs, and discounts. Related to the 2021 Tender Offers, we recognized debt prepayment and extinguishment costs of $369 million on the condensed consolidated statement of cash flows for the six months ended June 26, 2021, which reflects the $362 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $20 million, unamortized debt issuance costs of $7 million, and unamortized discounts of $6 million.
2020 Tender Offer
In May 2020, KHFC commenced a cash tender offer to purchase up to the maximum combined aggregate purchase price of $2.2 billion, excluding accrued and unpaid interest (the “2020 Maximum Tender Amount”), of its outstanding floating rate senior notes due February 2021, 3.500% senior notes due June 2022, 3.500% senior notes due July 2022, floating rate senior notes due August 2022, 4.000% senior notes due June 2023, 3.950% senior notes due July 2025, and 3.000% senior notes due June 2026 (the “2020 Tender Offer”), listed in order of priority. As a result of the 2020 Tender Offer, KHFC extinguished approximately $2.1 billion aggregate principal amounts of senior notes in the second quarter of 2020. None of the 3.000% senior notes due June 2026 were tendered based on the aggregate principal amount of senior notes validly tendered exceeding the 2020 Maximum Tender Amount. See Note 18, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on the 2020 Tender Offer.
In connection with the 2020 Tender Offer, we recognized a loss on extinguishment of debt of $71 million within interest expense on the condensed consolidated statements of income for the three and six months ended June 27, 2020. This loss primarily reflects the payment of early tender premiums and fees associated with the 2020 Tender Offer as well as the write-off of unamortized debt issuance costs, premiums, and discounts. Related to the 2020 Tender Offer, we recognized debt prepayment and extinguishment costs of $68 million on the condensed consolidated statement of cash flows for the six months ended June 27, 2020, which reflect the $71 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $1 million, unamortized debt issuance costs of $3 million, and unamortized discounts of $1 million.
Open Market Debt Repurchases:
During the three months ended June 26, 2021, we repurchased approximately $207 million of certain of our senior notes under Rule 10b5-1 plans (the “Q2 2021 Repurchases”). Refer to the table above for the amount extinguished by senior notes in the Q2 2021 Repurchases.

In connection with the Q2 2021 Repurchases, we recognized a loss on extinguishment of debt of approximately $28 million within interest expense on the condensed consolidated statements of income for the three and six months ended June 26, 2021. This loss primarily reflects the payment of premiums associated with the repurchases as well as the write-off of unamortized debt issuance costs, premiums, and discounts. Related to the Q2 2021 Repurchases, we recognized debt prepayment and extinguishment costs of $31 million on the condensed consolidated statement of cash flows for the six months ended June 26, 2021, which reflect the $28 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $5 million, unamortized discounts of $1 million, and unamortized debt issuance costs of $1 million.
In the second quarter of 2021, we initiated a purchase transaction for approximately $50 million aggregate principal amount of our 5.200% senior notes due July 2045, which was settled on June 28, 2021. These notes were included in the current portion of long-term debt on our condensed consolidated balance sheet at June 26, 2021. Our condensed consolidated financial statements as of June 26, 2021 do not reflect the extinguishment of these notes as it occurred in the third quarter of 2021.
Debt Redemptions:
2021 Debt Redemptions
In April 2021, KHFC issued a notice of redemption of all of its 4.000% senior notes due June 2023, effective May 1, 2021 (the “Q2 2021 Debt Redemption”). Prior to the redemption, approximately $447 million aggregate principal amount was outstanding.
In connection with the Q2 2021 Debt Redemption, we recognized a loss on extinguishment of debt of $34 million within interest expense on the condensed consolidated statements of income for the three and six months ended June 26, 2021. This loss primarily reflects the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. Related to the Q2 2021 Debt Redemption, we recognized debt prepayment and extinguishment costs of $33 million on the condensed consolidated statement of cash flows for the six months ended June 26, 2021, which reflect the $34 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $1 million.
In June 2021, KHFC issued a notice of redemption of all of its 3.950% senior notes due July 2025, effective July 14, 2021 (the “Q3 2021 Debt Redemption”). Prior to the redemption, approximately $797 million aggregate principal amount was outstanding. These notes were included in the current portion of long-term debt on our condensed consolidated balance sheet at June 26, 2021. Our condensed consolidated financial statements as of June 26, 2021 do not reflect the extinguishment of these notes as it occurred in the third quarter of 2021.
2020 Debt Redemptions
Concurrently with the commencement of the 2020 Tender Offer, KHFC issued a notice of conditional redemption of all of its $300 million outstanding aggregate principal amount of 3.375% senior notes due June 2021 and $976 million outstanding aggregate principal amount of 4.875% second lien senior notes due 2025 (the “2020 Debt Redemptions”). The 2020 Debt Redemptions were effective and completed in the second quarter of 2020.
In connection with the 2020 Debt Redemptions, we recognized a loss on extinguishment of debt of $38 million within interest expense on the condensed consolidated statements of income for the three and six months ended June 27, 2020. This loss primarily reflects the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. Related to the 2020 Debt Redemptions, we recognized debt prepayment and extinguishment costs of $33 million on the consolidated statement of cash flows for the six months ended June 27, 2020, which reflect the $38 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $5 million.
Debt Issuances:
In May 2020, KHFC issued $1,350 million aggregate principal amount of 3.875% senior notes due May 2027, $1,350 million aggregate principal amount of 4.250% senior notes due March 2031, and $800 million aggregate principal amount of 5.500% senior notes due June 2050 (collectively, the “2020 Notes”). The 2020 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, and interest on a senior unsecured basis. We used the proceeds from the 2020 Notes to fund the 2020 Tender Offer and 2020 Debt Redemptions and to pay fees and expenses in connection therewith.
Debt Issuance Costs:
Debt issuance costs related to the 2020 Notes were $31 million.
Debt Repayments:
In February 2021, we repaid $111 million aggregate principal amount of senior notes that matured in the period.

In February 2020, we repaid $405 million aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At June 26, 2021, the aggregate fair value of our total debt was $29.1 billion as compared with a carrying value of $25.2 billion. At December 26, 2020, the aggregate fair value of our total debt was $32.1 billion as compared with a carrying value of $28.3 billion. Our short-term debt had a carrying value that approximated its fair value at June 26, 2021 and December 26, 2020. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 16. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(27)	$(1,651)	$536	$(1,273)
Weighted average shares of common stock outstanding	1,224	1,223	1,223	1,222
Net earnings/(loss)	$(0.02)	$(1.35)	$0.44	$(1.04)
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(27)	$(1,651)	$536	$(1,273)
Weighted average shares of common stock outstanding	1,224	1,223	1,223	1,222
Effect of dilutive equity awards	—	—	12	—
Weighted average shares of common stock outstanding, including dilutive effect	1,224	1,223	1,235	1,222
Net earnings/(loss)	$(0.02)	$(1.35)	$0.43	$(1.04)
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. We had net losses attributable to common shareholders for the three months ended June 26, 2021 and for the three and six months ended June 27, 2020. Therefore, we have excluded the dilutive effects of equity awards for the three months ended June 26, 2021 and for the three and six months ended June 27, 2020 as their inclusion would have had an anti-dilutive effect on EPS. Anti-dilutive shares were 21 million for the three months and 7 million for the six months ended June 26, 2021 and 16 million for the three months and 15 million for the six months ended June 27, 2020.
Note 17. Segment Reporting
We manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada.
Management evaluates segment performance based on several factors, including net sales and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.

Net sales by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales:
United States	$4,738	$4,917	$9,346	$9,412
International	1,413	1,305	2,807	2,606
Canada	464	426	856	787
Total net sales	$6,615	$6,648	$13,009	$12,805
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Segment Adjusted EBITDA:
United States	$1,374	$1,478	$2,654	$2,687
International	286	275	569	520
Canada	117	110	204	165
General corporate expenses	(71)	(64)	(141)	(158)
Depreciation and amortization (excluding restructuring activities)	(227)	(247)	(449)	(490)
Restructuring activities	(19)	(4)	(37)	(4)
Deal costs	1	—	(6)	—
Unrealized gains/(losses) on commodity hedges	2	26	39	(117)
Impairment losses	(113)	(2,873)	(343)	(3,099)
Certain non-ordinary course legal and regulatory matters	(62)	—	(62)	—
Equity award compensation expense (excluding restructuring activities)	(53)	(40)	(104)	(73)
Operating income/(loss)	1,235	(1,339)	2,324	(569)
Interest expense	613	442	1,028	752
Other expense/(income)	(23)	(78)	(53)	(159)
Income/(loss) before income taxes	$645	$(1,703)	$1,349	$(1,162)
Net sales by platform were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Taste Elevation	$2,060	$1,843	$3,836	$3,482
Fast Fresh Meals	1,543	1,651	3,084	3,107
Easy Meals Made Better	1,104	1,198	2,305	2,426
Real Food Snacking	541	514	1,122	1,084
Flavorful Hydration	494	451	905	839
Easy Indulgent Desserts	252	272	464	449
Other	621	719	1,293	1,418
Total net sales	$6,615	$6,648	$13,009	$12,805

Net sales by product category were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Condiments and sauces	$1,961	$1,753	$3,643	$3,334
Cheese and dairy	1,195	1,271	2,428	2,410
Ambient foods	637	721	1,335	1,437
Frozen and chilled foods	657	612	1,331	1,260
Meats and seafood	668	644	1,279	1,234
Refreshment beverages	498	454	909	843
Coffee	204	315	414	590
Infant and nutrition	119	112	226	225
Desserts, toppings and baking	282	302	524	506
Nuts and salted snacks	201	254	452	504
Other	193	210	468	462
Total net sales	$6,615	$6,648	$13,009	$12,805
Note 18. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Amortization of prior service costs/(credits)	$(1)	$(30)	$(3)	$(61)
Net pension and postretirement non-service cost/(benefit)(a)	(57)	(43)	(107)	(86)
Loss/(gain) on sale of business	46	—	65	2
Interest income	(4)	(8)	(9)	(17)
Foreign exchange losses/(gains)	6	41	(30)	24
Derivative losses/(gains)	(11)	(45)	31	(27)
Other miscellaneous expense/(income)	(2)	7	—	6
Other expense/(income)	$(23)	$(78)	$(53)	$(159)
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
Other expense/(income) was $23 million of income for the three months ended June 26, 2021 compared to $78 million of income for the three months ended June 27, 2020. This change was primarily driven by a $46 million loss on sales of businesses in the second quarter of 2021, an $11 million net gain on derivative activities in the second quarter of 2021 compared to a $45 million net gain on derivative activities in the second quarter of 2020, and a $29 million decrease in amortization of prior service credits as compared to the prior year period. These impacts were partially offset by a $6 million net foreign exchange loss in the second quarter of 2021 compared to a $41 million net foreign exchange loss in the second quarter of 2020 and a $14 million increase in net pension and postretirement non-service benefits as compared to the prior year period.
Other expense/(income) was $53 million of income for the six months ended June 26, 2021 compared to $159 million of income for the six months ended June 27, 2020. This change was primarily driven by a $65 million loss on sales of businesses in 2021 compared to a $2 million loss on sales of businesses in 2020, a $31 million net loss on derivative activities in 2021 compared to a $27 million net gain on derivative activities in 2020, and a $58 million decrease in amortization of prior service credits as compared to the prior year period. These impacts were partially offset by a $30 million net foreign exchange gain in 2021 compared to a $24 million net foreign exchange loss in 2020 and a $21 million increase in net pension and postretirement non-service benefits as compared to the prior year period.

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
See Note 17, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $265 million and intangible asset impairment losses of $78 million for the six months ended June 26, 2021 compared to goodwill impairment losses of $2.0 billion and intangible asset impairment losses of $1.1 billion for the six months ended June 27, 2020. See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on these impairment losses
COVID-19 Impacts:
We have been actively monitoring the impact of COVID-19 on our business. In the first half of 2020, particularly in March and April 2020, we experienced consolidated net sales growth as higher demand for our retail products more than offset declines in our foodservice business. In the first half of 2021, we continued to experience strong retail demand compared to pre-pandemic periods. However, retail consumption declined when compared to the first half of 2020 based on the strong consumer demand early on in the COVID-19 pandemic, particularly in March and April 2020. In the second quarter of 2021, our foodservice business experienced increased consumer demand compared to the comparable prior year period, which was negatively impacted by the COVID-19 pandemic. We continue to see decreased foodservice demand compared to pre-pandemic periods. COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	June 26, 2021	June 27, 2020	% Change	June 26, 2021	June 27, 2020	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,615	$6,648	(0.5)%	$13,009	$12,805	1.6%
Operating income/(loss)	1,235	(1,339)	192.2%	2,324	(569)	508.5%
Net income/(loss)	(25)	(1,652)	98.5%	543	(1,271)	142.7%
Net income/(loss) attributable to common shareholders	(27)	(1,651)	98.3%	536	(1,273)	142.1%
Diluted EPS	(0.02)	(1.35)	98.5%	0.43	(1.04)	141.3%

Net Sales:

	For the Three Months Ended			For the Six Months Ended
	June 26, 2021	June 27, 2020	% Change	June 26, 2021	June 27, 2020	% Change
	(in millions)			(in millions)
Net sales	$6,615	$6,648	(0.5)%	$13,009	$12,805	1.6%
Organic Net Sales(a)	6,251	6,386	(2.1)%	12,306	12,284	0.2%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 26, 2021 Compared to the Three Months Ended June 27, 2020:
Net sales decreased 0.5% to $6.6 billion for the three months ended June 26, 2021 compared to $6.6 billion for the three months ended June 27, 2020, including the unfavorable impact of divestitures (0.7 pp) and the favorable impact of foreign currency (2.3 pp). Organic Net Sales decreased 2.1% to $6.3 billion for the three months ended June 26, 2021 compared to $6.4 billion for the three months ended June 27, 2020, primarily due to unfavorable volume/mix (3.6 pp), which more than offset higher pricing (1.5 pp). Volume/mix was unfavorable across all segments, while pricing was higher across all segments.
Six Months Ended June 26, 2021 Compared to the Six Months Ended June 27, 2020:
Net sales increased 1.6% to $13.0 billion for the six months ended June 26, 2021 compared to $12.8 billion for the six months ended June 27, 2020, including the favorable impact of foreign currency (1.8 pp) and the unfavorable impact of divestitures (0.4 pp). Organic Net Sales increased 0.2% to $12.3 billion for the six months ended June 26, 2021 compared to $12.3 billion for the six months ended June 27, 2020, driven by higher pricing (1.6 pp), which more than offset unfavorable volume/mix (1.4 pp). Pricing was higher across all segments, while volume/mix was unfavorable across all segments.
Net Income/(Loss):

	For the Three Months Ended			For the Six Months Ended
	June 26, 2021	June 27, 2020	% Change	June 26, 2021	June 27, 2020	% Change
	(in millions)			(in millions)
Operating income/(loss)	$1,235	$(1,339)	192.2%	2,324	(569)	508.5%
Net income/(loss)	(25)	(1,652)	98.5%	543	(1,271)	142.7%
Net income/(loss) attributable to common shareholders	(27)	(1,651)	98.3%	536	(1,273)	142.1%
Adjusted EBITDA(a)	1,706	1,799	(5.2)%	3,286	3,214	2.2%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 26, 2021 Compared to the Three Months Ended June 27, 2020:
Operating income/(loss) increased to income of $1.2 billion for the three months ended June 26, 2021 compared to a loss of $1.3 billion for the three months ended June 27, 2020, primarily driven by lower non-cash impairment losses in the current year period. Non-cash impairment losses were $113 million for the three months ended June 26, 2021 compared to $2.9 billion for the three months ended June 27, 2020. The remaining change in operating income/(loss) was a decrease of $186 million, primarily due to unfavorable input costs, including key commodity costs (which we define as dairy, meat, coffee, and nuts), lower Organic Net Sales, an accrual relating to the previously disclosed SEC investigation, and lower unrealized gains on commodity hedges in the current period. These decreases to operating income/(loss) more than offset efficiency gains, favorable changes in people and marketing expenses, lower depreciation and amortization expense, and the favorable impact of foreign currency.

Net income/(loss) increased to a loss of $25 million for the three months ended June 26, 2021 compared to a loss of $1.7 billion for the three months ended June 27, 2020. This increase was driven by the operating income/(loss) factors discussed above (primarily lower non-cash impairment losses in the current year period), which more than offset higher tax expense, higher interest expense, and unfavorable changes in other expense/(income).
•Our effective tax rate for the three months ended June 26, 2021 was an expense of 104.0% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the tax impact related to the Nuts Transaction (46.0%) and the revaluation of our deferred tax balances due to changes in international tax rates (35.4%), mainly an increase in U.K. tax rates. These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended June 27, 2020 was a benefit of 3.0% on pre-tax losses. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily related to non-deductible goodwill impairments (23.8%), which were partially offset by the favorable impact of establishing certain deferred tax assets for state tax deductions and the revaluation of our deferred tax balances due to changes in international tax laws.
•Interest expense was $613 million for the three months ended June 26, 2021 compared to $442 million for the three months ended June 27, 2020. This increase was primarily driven by a $318 million loss on extinguishment of debt recognized in the current year period in connection with the Q2 2021 Tender Offers, the Q2 2021 Debt Redemption, and the Q2 2021 Repurchases compared to a $109 million loss on extinguishment of debt recognized in the prior year in connection with the 2020 Tender Offer and the 2020 Debt Redemptions, as well as $20 million of interest expense related to the $4.0 billion drawn on our Senior Credit Facility in the first quarter of 2020 and repaid in the second quarter of 2020. The remaining change in interest expense was a decrease compared to the prior year period as our long-term debt balance was reduced through tender offers, redemptions, repurchases, and repayments.
•Other expense/(income) was $23 million of income for the three months ended June 26, 2021 compared to $78 million of income for the three months ended June 27, 2020. This change was primarily driven by a $46 million loss on sales of businesses in the second quarter of 2021, an $11 million net gain on derivative activities in the second quarter of 2021 compared to a $45 million net gain on derivative activities in the second quarter of 2020, and a $29 million decrease in amortization of prior service credits as compared to the prior year period. These impacts were partially offset by a $6 million net foreign exchange loss in the second quarter of 2021 compared to a $41 million net foreign exchange loss in the second quarter of 2020 and a $14 million increase in net pension and postretirement non-service benefits as compared to the prior year period.
Adjusted EBITDA decreased 5.2% to $1.7 billion for the three months ended June 26, 2021 compared to $1.8 billion for the three months ended June 27, 2020, despite the favorable impact of foreign currency (1.8 pp). Lower Adjusted EBITDA in the United States and higher general corporate expenses more than offset Adjusted EBITDA growth in the International and Canada segments.
Six Months Ended June 26, 2021 Compared to the Six Months Ended June 27, 2020:
Operating income/(loss) increased to income of $2.3 billion for the six months ended June 26, 2021 compared to a loss of $569 million for the six months ended June 27, 2020, primarily driven by lower non-cash impairment losses in the current year period. Non-cash impairment losses were $343 million for the six months ended June 26, 2021 compared to $3.1 billion for the six months ended June 27, 2020. The remaining change in operating income/(loss) was an increase of $137 million, primarily driven by unrealized gains on commodity hedges in the current year period compared to unrealized losses on commodity hedges in the prior year period, efficiency gains, higher Organic Net Sales, lower depreciation and amortization expense, and the favorable impact of foreign currency. These increases to operating income/(loss) more than offset unfavorable input costs, including key commodity costs, and an accrual relating to the previously disclosed SEC investigation.
Net income/(loss) increased to income of $543 million for the six months ended June 26, 2021 compared to a loss of $1.3 billion for the six months ended June 27, 2020. This increase was driven by the operating income/(loss) factors discussed above (primarily lower non-cash impairment losses in the current year period), which more than offset higher tax expense, higher interest expense, and unfavorable changes in other expense/(income).
•Our effective tax rate for the six months ended June 26, 2021 was an expense of 59.8% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the tax impact related to the Nuts Transaction (22.4%), the revaluation of our deferred tax balances due to changes in international and state tax rates (15.6%), mainly an increase in U.K. tax rates, and non-deductible goodwill impairments (5.2%). These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and foreign jurisdictions. Our effective tax rate for the six months ended June 27, 2020 was an expense of 9.4%on pre-tax losses. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily related to non-deductible goodwill impairments (39.2%), which were partially offset by the favorable impact of establishing certain deferred tax assets for state tax deductions and the revaluation of our deferred tax balances due to changes in international tax laws.

•Interest expense was $1.0 billion for the six months ended June 26, 2021 compared to $752 million for the six months ended June 27, 2020. This increase was primarily driven by a $424 million loss on extinguishment of debt recognized in the current year period in connection with the 2021 Tender Offers, the Q2 2021 Debt Redemption, and the Q2 2021 Repurchases compared to a $109 million loss on extinguishment of debt recognized in the prior year in connection with the 2020 Tender offer and 2020 Debt Redemptions, as well as $22 million of interest expense related to the $4.0 billion drawn on our Senior Credit Facility in the first quarter of 2020 and repaid in the second quarter of 2020. The remaining change in interest expense was a decrease compared to the prior year period as our long-term debt balance was reduced through tender offers, redemptions, repurchases, and repayments.
•Other expense/(income) was $53 million of income for the six months ended June 26, 2021 compared to $159 million of income for the six months ended June 27, 2020. This change was primarily driven by a $65 million loss on sales of businesses in 2021 compared to a $2 million loss on sales of businesses in 2020, a $31 million net loss on derivative activities in 2021 compared to a $27 million net gain on derivative activities in 2020, and a $58 million decrease in amortization of prior service credits as compared to the prior year period. These impacts were partially offset by a $30 million net foreign exchange gain in 2021 compared to a $24 million net foreign exchange loss in 2020 and a $21 million increase in net pension and postretirement non-service benefits as compared to the prior year period.
Adjusted EBITDA increased 2.2% to $3.3 billion for the six months ended June 26, 2021 compared to $3.2 billion for the six months ended June 27, 2020, including the favorable impact of foreign currency (1.5 pp). Adjusted EBITDA growth in the International and Canada segments, as well as lower general corporate expenses, more than offset declines in the United States.
Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	June 26, 2021	June 27, 2020	% Change	June 26, 2021	June 27, 2020	% Change
	(in millions, except per share data)
Diluted EPS	$(0.02)	$(1.35)	98.5%	$0.43	$(1.04)	141.3%
Adjusted EPS(a)	0.78	0.80	(2.5)%	1.50	1.39	7.9%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 26, 2021 Compared to the Three Months Ended June 27, 2020:
Diluted EPS increased 98.5% to a loss of $0.02 for the three months ended June 26, 2021 compared to a loss of $1.35 for the three months ended June 27, 2020 primarily driven by the net income/(loss) factors discussed above.

	For the Three Months Ended
	June 26, 2021	June 27, 2020	$ Change	% Change
Diluted EPS	$(0.02)	$(1.35)	$1.33	98.5%
Restructuring activities	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	—	(0.02)	0.02
Impairment losses	0.07	2.16	(2.09)
Certain non-ordinary course legal and regulatory matters	0.05	—	0.05
Losses/(gains) on sale of business	0.27	—	0.27
Debt prepayment and extinguishment costs	0.21	0.07	0.14
Discrete income tax items	0.19	(0.06)	0.25
Adjusted EPS(a)	$0.78	$0.80	$(0.02)	(2.5)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.04)
Results of divested operations			(0.01)
Interest expense			0.02
Other expense/(income)			(0.01)
Effective tax rate			0.02
			$(0.02)
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Adjusted EPS decreased 2.5% to $0.78 for the three months ended June 26, 2021 compared to $0.80 for the three months ended June 27, 2020 primarily driven by lower Adjusted EBITDA, higher equity award compensation expense, and unfavorable changes in other expense/(income), which more than offset lower interest expense, lower taxes on adjusted earnings, and lower depreciation and amortization costs.
Six Months Ended June 26, 2021 Compared to the Six Months Ended June 27, 2020:
Diluted EPS increased 141.3% to earnings of $0.43 for the six months ended June 26, 2021 compared to a loss of $1.04 for the six months ended June 27, 2020 primarily driven by the net income/(loss) factors discussed above.

	For the Six Months Ended
	June 26, 2021	June 27, 2020	$ Change	% Change
Diluted EPS	$0.43	$(1.04)	$1.47	141.3%
Restructuring activities	0.02	—	0.02
Unrealized losses/(gains) on commodity hedges	(0.02)	0.07	(0.09)
Impairment losses	0.26	2.35	(2.09)
Certain non-ordinary course legal and regulatory matters	0.05	—	0.05
Losses/(gains) on sale of business	0.29	—	0.29
Debt prepayment and extinguishment costs	0.28	0.07	0.21
Discrete income tax items	0.19	(0.06)	0.25
Adjusted EPS(a)	$1.50	$1.39	$0.11	7.9%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.05
Results of divested operations			—
Interest expense			0.03
Other expense/(income)			(0.03)
Effective tax rate			0.08
Effect of dilutive equity awards(b)			(0.02)
			$0.11
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(b)     Represents the impact of excluding the dilutive effects of equity awards for the six months ended June 27, 2020 as their inclusion would have had an anti-dilutive effect on EPS due to net losses attributable to common shareholders for the same period.
Adjusted EPS increased 7.9% to $1.50 for the six months ended June 26, 2021 compared to $1.39 for the six months ended June 27, 2020 primarily driven by lower taxes on adjusted earnings, higher Adjusted EBITDA, lower depreciation and amortization costs, and lower interest expense, which more than offset unfavorable changes in other expense/(income) and higher equity award compensation expense.
Results of Operations by Segment
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

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
Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(in millions)
Net sales:
United States	$4,738	$4,917	$9,346	$9,412
International	1,413	1,305	2,807	2,606
Canada	464	426	856	787
Total net sales	$6,615	$6,648	$13,009	$12,805
Organic Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(in millions)
Organic Net Sales(a):
United States	$4,541	$4,666	$8,900	$8,913
International	1,300	1,295	2,626	2,586
Canada	410	425	780	785
Total Organic Net Sales	$6,251	$6,386	$12,306	$12,284
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three and six months ended June 26, 2021 compared to the three and six months ended June 27, 2020 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
United States	(3.6)%	0.0 pp	(0.9) pp	(2.7)%	1.3 pp	(4.0) pp
International	8.3%	7.9 pp	0.0 pp	0.4%	1.9 pp	(1.5) pp
Canada	8.8%	12.4 pp	0.0 pp	(3.6)%	1.9 pp	(5.5) pp
Kraft Heinz	(0.5)%	2.3 pp	(0.7) pp	(2.1)%	1.5 pp	(3.6) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Six Months Ended
United States	(0.7)%	0.0 pp	(0.6) pp	(0.1)%	1.4 pp	(1.5) pp
International	7.7%	6.1 pp	0.0 pp	1.6%	2.1 pp	(0.5) pp
Canada	8.8%	9.6 pp	0.0 pp	(0.8)%	3.2 pp	(4.0) pp
Kraft Heinz	1.6%	1.8 pp	(0.4) pp	0.2%	1.6 pp	(1.4) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
	(in millions)
Segment Adjusted EBITDA:
United States	$1,374	$1,478	$2,654	$2,687
International	286	275	569	520
Canada	117	110	204	165
General corporate expenses	(71)	(64)	(141)	(158)
Depreciation and amortization (excluding restructuring activities)	(227)	(247)	(449)	(490)
Restructuring activities	(19)	(4)	(37)	(4)
Deal costs	1	—	(6)	—
Unrealized gains/(losses) on commodity hedges	2	26	39	(117)
Impairment losses	(113)	(2,873)	(343)	(3,099)
Certain non-ordinary course legal and regulatory matters	(62)	—	(62)	—
Equity award compensation expense (excluding restructuring activities)	(53)	(40)	(104)	(73)
Operating income/(loss)	1,235	(1,339)	2,324	(569)
Interest expense	613	442	1,028	752
Other expense/(income)	(23)	(78)	(53)	(159)
Income/(loss) before income taxes	$645	$(1,703)	$1,349	$(1,162)
United States:

	For the Three Months Ended			For the Six Months Ended
	June 26, 2021	June 27, 2020	% Change	June 26, 2021	June 27, 2020	% Change
	(in millions)			(in millions)
Net sales	$4,738	$4,917	(3.6)%	$9,346	$9,412	(0.7)%
Organic Net Sales(a)	4,541	4,666	(2.7)%	8,900	8,913	(0.1)%
Segment Adjusted EBITDA	1,374	1,478	(7.0)%	2,654	2,687	(1.2)%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 26, 2021 Compared to the Three Months Ended June 27, 2020:
Net sales decreased 3.6% to $4.7 billion for the three months ended June 26, 2021 compared to $4.9 billion for the three months ended June 27, 2020, including the unfavorable impact of divestitures (0.9 pp). Organic Net Sales decreased 2.7% to $4.5 billion for the three months ended June 26, 2021 compared to $4.7 billion for the three months ended June 27, 2020, due to unfavorable volume/mix (4.0 pp), which more than offset higher pricing (1.3 pp). Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway in the prior year period and the negative impact from exiting the McCafé licensing agreement, which more than offset higher foodservice sales. Higher pricing was primarily driven by increases to reflect inflation justified pricing, including for higher key commodity costs for meat and dairy.
Segment Adjusted EBITDA decreased 7.0% to $1.4 billion for the three months ended June 26, 2021 compared to $1.5 billion for the three months ended June 27, 2020, as input cost inflation, including unfavorable changes in key commodity costs, lower volume, and unfavorable mix, more than offset pricing gains and cost efficiencies.
Six Months Ended June 26, 2021 Compared to the Six Months Ended June 27, 2020:
Net sales decreased 0.7% to $9.3 billion for the six months ended June 26, 2021 compared to $9.4 billion for the six months ended June 27, 2020, including the unfavorable impact of divestitures (0.6 pp). Organic Net Sales decreased 0.1% to $8.9 billion for the three months ended June 27, 2021 compared to $8.9 billion for the three months ended June 27, 2021, due to unfavorable volume/mix (1.5 pp), which more than offset higher pricing (1.4 pp). Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway in the prior year period and the negative impact from exiting the McCafé licensing agreement, which more than offset favorable changes in retail inventory levels versus the prior year period and higher foodservice sales. Higher pricing was primarily driven by increases to reflect inflation justified pricing, including for higher key commodity costs for meat.

Segment Adjusted EBITDA decreased 1.2% to $2.7 billion for the six months ended June 26, 2021 compared to $2.7 billion for the six months ended June 27, 2020, as input cost inflation, including unfavorable changes in key commodity costs, and lower volume more than offset pricing gains and cost efficiencies.
International:

	For the Three Months Ended			For the Six Months Ended
	June 26, 2021	June 27, 2020	% Change	June 26, 2021	June 27, 2020	% Change
	(in millions)			(in millions)
Net sales	$1,413	$1,305	8.3%	$2,807	$2,606	7.7%
Organic Net Sales(a)	1,300	1,295	0.4%	2,626	2,586	1.6%
Segment Adjusted EBITDA	286	275	4.1%	569	520	9.4%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 26, 2021 Compared to the Three Months Ended June 27, 2020:
Net sales increased 8.3% to $1.4 billion for the three months ended June 26, 2021 compared to $1.3 billion for the three months ended June 27, 2020, including the favorable impact of foreign currency (7.9 pp). The impact of divestitures was flat year over year. Organic Net Sales increased 0.4% to $1.3 billion for the three months ended June 26, 2021 compared to $1.3 billion for the three months ended June 27, 2020, driven by higher pricing (1.9 pp), which more than offset unfavorable volume/mix (1.5 pp). Higher pricing included increases across markets. Unfavorable volume/mix was primarily due to extraordinary COVID-19 related retail takeaway in the prior year period, which more than offset higher foodservice sales.
Segment Adjusted EBITDA increased 4.1% to $286 million for the three months ended June 26, 2021 compared to $275 million for the three months ended June 27, 2020, primarily driven by higher pricing, the favorable impact of foreign currency (7.5 pp), and favorable overhead costs versus the prior year period, which more than offset lower volume, input cost inflation, and unfavorable mix.
Six Months Ended June 26, 2021 Compared to the Six Months Ended June 27, 2020:
Net sales increased 7.7% to $2.8 billion for the six months ended June 26, 2021 compared to $2.6 billion for the six months ended June 27, 2020, including the favorable impact of foreign currency (6.1 pp). The impact of divestitures was flat year over year. Organic Net Sales increased 1.6% to $2.6 billion for the six months ended June 26, 2021 compared to $2.6 billion for the six months ended June 27, 2020, driven by higher pricing (2.1 pp), which more than offset unfavorable volume/mix (0.5 pp). Higher pricing included increases across markets. Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway in the prior year period, which more than offset higher foodservice sales.
Segment Adjusted EBITDA increased 9.4% to $569 million for the six months ended June 26, 2021 compared to $520 million for the six months ended June 27, 2020, primarily driven by higher pricing, the favorable impact of foreign currency (6.4 pp), and favorable overhead costs versus the prior year period, which more than offset lower volume and input cost inflation.
Canada:

	For the Three Months Ended			For the Six Months Ended
	June 26, 2021	June 27, 2020	% Change	June 26, 2021	June 27, 2020	% Change
	(in millions)			(in millions)
Net sales	$464	$426	8.8%	$856	$787	8.8%
Organic Net Sales(a)	410	425	(3.6)%	780	785	(0.8)%
Segment Adjusted EBITDA	117	110	5.6%	204	165	23.0%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 26, 2021 Compared to the Three Months Ended June 27, 2020:
Net sales increased 8.8% to $464 million for the three months ended June 26, 2021 compared to $426 million for the three months ended June 27, 2020 including the favorable impact of foreign currency (12.4 pp). The impact of divestitures was flat year over year. Organic Net Sales decreased 3.6% to $410 million for the three months ended June 26, 2021 compared to $425 million for the three months ended June 27, 2020, due to unfavorable volume/mix (5.5 pp), which more than offset higher pricing (1.9 pp). Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway in the prior year period, which more than offset higher foodservice sales. Pricing was higher primarily driven by increases in condiments and sauces and foodservice.

Segment Adjusted EBITDA increased 5.6% to $117 million for the three months ended June 26, 2021 compared to $110 million for the three months ended June 27, 2020, primarily driven by the favorable impact of foreign currency (12.1 pp) and pricing gains versus the prior year period, which more than offset lower volume and unfavorable mix.
Six Months Ended June 26, 2021 Compared to the Six Months Ended June 27, 2020:
Net sales increased 8.8% to $856 million for the six months ended June 26, 2021 compared to $787 million for the six months ended June 27, 2020 including the favorable impact of foreign currency (9.6 pp). The impact of divestitures was flat year over year. Organic Net Sales decreased 0.8% to $780 million for the six months ended June 26, 2021 compared to $785 million for the six months ended June 27, 2020, due to unfavorable volume/mix (4.0 pp), which more than offset higher pricing (3.2 pp). Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway in the prior year period, which more than offset higher foodservice sales. Pricing was higher primarily driven by increases in condiments and sauces, foodservice, and cheese.
Segment Adjusted EBITDA increased 23.0% to $204 million for the six months ended June 26, 2021 compared to $165 million for the six months ended June 27, 2020, primarily driven by pricing gains, the favorable impact of foreign currency (11.3 pp), and lower supply chain costs versus the prior year period, which more than offset lower volume.
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
In the second quarter of 2021, we received approximately $3.4 billion of cash consideration following the closing of the Nuts Transaction. We expect to pay cash taxes of approximately $700 million in the second half of 2021 primarily to U.S. federal and state tax authorities related to the Nuts Transaction. We primarily utilized the post-tax transaction proceeds, along with cash on hand, to fund opportunistic repayments of long-term debt, including the Q2 2021 Tender Offers and the Q3 2021 Debt Redemption. See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on these debt transactions.
Cash Flow Activity for the Six Months Ended June 26, 2021 Compared to the Six Months Ended June 27, 2020:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.0 billion for the six months ended June 26, 2021 compared to $2.2 billion for the six months ended June 27, 2020. This decrease was primarily driven by higher cash outflows for variable compensation in 2021 compared to 2020, higher current year income tax payments due to 2020 tax payments being delayed as a result of COVID-19-related governmental relief, and higher cash outflows from increased promotional activity versus the prior year period. These impacts were partially offset by favorable changes in accounts payable, largely due to the timing of purchases and favorable payment terms, cash collateral related to our commodity derivative margin requirements, and Adjusted EBITDA.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $3.0 billion for the six months ended June 26, 2021 compared to net cash used for investing activities of $237 million for the six months ended June 27, 2020. This change was primarily driven by proceeds from the Nuts Transaction in the current year, partially offset by higher capital expenditures in 2021 compared to 2020. We expect 2021 capital expenditures to be approximately $1.0 billion as compared to 2020 capital expenditures of $596 million. This increase is primarily due to increased capital investments, largely for capacity expansion, and the COVID-19 pandemic, which caused delays in our planned 2020 projects and spend. Given the continuing COVID-19 pandemic, our estimates of 2021 capital expenditures are subject to change.

Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $4.6 billion for the six months ended June 26, 2021 compared to $1.4 billion for the six months ended June 27, 2020. This change was primarily due to prior year proceeds from issuance of the 2020 Notes and higher debt prepayment and extinguishment costs in 2021 compared to 2020. These impacts were partially offset by lower repayments of long-term debt in the current year. See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our debt repayments and 2020 Notes.
Cash Held by International Subsidiaries:
Of the $3.9 billion cash and cash equivalents on our condensed consolidated balance sheet at June 26, 2021, $1.9 billion was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $20 million on approximately $340 million of historic earnings at June 26, 2021 and a deferred tax liability of approximately $20 million on approximately $300 million of historic earnings at December 26, 2020. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $720 million at June 26, 2021 and $740 million at December 26, 2020.
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
In the first quarter of 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we borrowed $4.0 billion under our Senior Credit Facility. We repaid the full $4.0 billion during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at June 26, 2021, at December 26, 2020, or during the six months ended June 26, 2021.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants during the six months ended June 26, 2021.
Long-Term Debt:
Our long-term debt, including the current portion, was $25.1 billion at June 26, 2021 and $28.3 billion at December 26, 2020. This decrease was primarily related to the approximately $2.3 billion aggregate principal amount of senior notes that were validly tendered and accepted in connection with the 2021 Tender Offers, the $447 million aggregate principal amount of senior notes redeemed in connection with the Q2 2021 Debt Redemption, the approximately $207 million aggregate principal amount of senior notes repurchased in connection with the Q2 2021 Repurchases, and the $111 million aggregate principal amount of senior notes that were repaid at maturity in February 2021. We used cash on hand to fund the Q1 2021 Tender Offer, the Q2 2021 Debt Redemption, and the Q2 2021 Repurchases and to pay fees and expenses in connection therewith. We used proceeds from the Nuts Transaction along with cash on hand to fund the Q2 2021 Tender Offers and to pay fees and expenses in connection therewith.

In the third quarter of 2021, we also used proceeds from the Nuts Transaction along with cash on hand to redeem $797 million aggregate principal amount of senior notes in connection with the Q3 2021 Debt Redemption and to repurchase $50 million aggregate principal amount of our 5.200% senior notes due July 2045 under a Rule 10b5-1 plan.
We have aggregate principal amounts of senior notes of approximately $34 million maturing in September 2021, approximately $6 million maturing in March 2022, and approximately $631 million maturing in June 2022.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions, Rule 10b5-1 plans, or otherwise.
In September 2020, we entered into the Cheese Transaction, which includes approximately $3.2 billion of cash consideration. The Cheese Transaction is expected to close in the second half of 2021, subject to customary closing conditions, including regulatory approvals. We expect to use post-tax transaction proceeds from the Cheese Transaction, along with cash generated from our operating activities, to support our capital allocation priorities, including investments in the business and opportunistic repayments of long-term debt. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Cheese Transaction.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants during the six months ended June 26, 2021.
See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity in 2021 and Note 18, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our borrowing arrangements and long-term debt.
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by KHFC, our 100% owned operating subsidiary (the “Guarantee”). See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, and Note 18, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional descriptions of these guarantees.
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

Summarized Statement of Income

For the Six Months Ended
June 26, 2021
Net sales	$8,742
Gross profit(a)	3,251
Goodwill impairment losses	230
Intercompany service fees and other recharges	1,989
Operating income/(loss)	731
Equity in earnings/(losses) of subsidiaries	702
Net income/(loss)	536
Net income/(loss) attributable to common shareholders	536
(a)    For the three months ended June 26, 2021, the Obligor Group recorded $230 million of net sales to the non-guarantor subsidiaries and $16 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	June 26, 2021	December 26, 2020
ASSETS
Current assets	$6,929	$6,978
Current assets due from affiliates(a)	2,753	3,233
Non-current assets	5,470	5,562
Goodwill	8,860	10,510
Intangible assets, net	2,281	2,475
Non-current assets due from affiliates(b)	207	207
LIABILITIES
Current liabilities	$5,942	$4,611
Current liabilities due to affiliates(a)	5,023	5,160
Non-current liabilities	25,878	30,251
Non-current liabilities due to affiliates(b)	500	2,000
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
We define our key commodities in the United States and Canada as dairy, meat, coffee, and nuts. During the six months ended June 26, 2021, we experienced cost increases for meat and coffee, while costs for nuts and dairy decreased. We also experienced cost increases for packaging materials due to market demand. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
Following the closing of the Nuts Transaction in the second quarter of 2021, we expect our purchase and use of nuts to significantly decrease.
See our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on how we manage commodity costs.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the first quarter of 2021, we completed the Q1 2021 Tender Offer, which reduced our long-term debt maturing in 2025 and 2026. In the second quarter of 2021, we completed the Q2 2021 Tender Offers and the Q2 2021 Repurchases, which reduced our long-term debt maturing in 2026 and thereafter, and the Q2 2021 Debt Redemption, which reduced our long-term debt maturing in 2023. See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information. There were no other material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.
Equity and Dividends
We paid common stock dividends of $979 million for the six months ended June 26, 2021 and $977 million for the six months ended June 27, 2020. Additionally, in the third quarter of 2021, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on September 24, 2021 to shareholders of record on September 1, 2021.
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
Goodwill and Intangible Assets:
As of June 26, 2021, we maintain 14 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $31.5 billion at June 26, 2021. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $40.8 billion as of June 26, 2021.
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
In 2020 and continuing into 2021, the COVID-19 pandemic produced and has continued to produce a short-term beneficial financial impact to our consolidated results. Retail sales have increased compared to pre-pandemic periods due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our Canada Foodservice reporting unit is the most exposed of our reporting units to the long-term impacts to away-from-home establishments. While our other reporting units have varying levels of exposure to the foodservice channel, they also have exposure to the retail channel, which offsets some of the risk associated with the potential long-term impacts of shifts in net sales between retail and away-from-home establishments. Our Canada Foodservice reporting unit was impaired during our 2020 annual impairment test, reflecting our best estimate at that time of the future outlook and risks of this business. The Canada Foodservice reporting unit maintains an aggregate goodwill carrying amount of approximately $157 million as of June 26, 2021. A number of factors could result in further future impairments of our foodservice businesses, including but not limited to: mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
As we consider the ongoing impact of the COVID-19 pandemic with regard to our indefinite-lived intangible assets, a number of factors could have a future adverse impact on our brands, including changes in consumer and consumption trends in both the short and long term, the extent of government mandates to shelter in place, total number of restaurant closures, economic declines, and reductions in consumer discretionary income. We have seen an increase in our retail business, as compared to pre-pandemic levels, in the short term that has more than offset declines in our foodservice business over the same period. Our brands are generally common across both the retail and foodservice businesses and the fair value of our brands are subject to a similar mix of positive and negative factors. Given the evolving nature and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our brands.
As detailed in Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our reporting units and brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2021 annual impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $28.3 billion as of the 2021 annual impairment test date and included: ESA, KSB, Meal Foundations and Coffee, Canada Retail, Canada Foodservice, and Puerto Rico. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $2.2 billion as of the 2021 annual impairment test date and included Northern Europe and Asia. The Continental Europe reporting unit had a fair value over carrying amount in excess of 50% and a goodwill carrying amount of $961 million as of the 2021 annual impairment test date. Our reporting units that have less than 3% excess fair value over carrying amount as of the 2021 annual impairment test date are considered at a heightened risk of future impairments and include our Canada Retail and Puerto Rico reporting units, which had an aggregate goodwill carrying amount of $1.4 billion.
Brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $22.5 billion as of the 2021 annual impairment test date and included: Kraft, Oscar Mayer, Velveeta, Miracle Whip, Lunchables, Ore-Ida, Maxwell House, Classico, Cool Whip, Jet Puffed, Plasmon, and Wattie’s. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.5 billion as of the 2021 annual impairment test date. Although the remaining brands, with a carrying amount of $11.8 billion, have more than 50% excess fair value over carrying amount as of the 2021 annual impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on the balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments. Our brands that have less than 3% excess fair value over carrying amount as of the 2021 annual impairment test date are considered at a heightened risk of future impairments and include our Kraft, Miracle Whip, Ore-Ida, Maxwell House, Classico, and Plasmon brands, which had an aggregate carrying amount of $15.4 billion.
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
As detailed in Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, in the third quarter of 2020, we entered into the Cheese Transaction for total consideration of approximately $3.34 billion. The total consideration includes approximately $1.59 billion attributed to the Kraft and Velveeta licenses that we will grant to Lactalis and approximately $140 million attributed to the Cracker Barrel license that Lactalis will grant to us, the amounts of which were based on the estimated fair values of the licensed portion of each brand. We utilized the excess earnings method under the income approach to estimate the fair value of the licensed portion of the Kraft brand and the relief from royalty method under the income approach to estimate the fair value of the licensed portions of the Velveeta brand and the Cracker Barrel brand. Some of the more significant assumptions inherent in estimating these fair values include the estimated future annual net sales and net cash flows for each brand, contributory asset charges, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future earnings attributable to each brand. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, and guideline companies. As of June 26, 2021, we assessed the fair value less costs to sell of the net assets of the Cheese Disposal Group and recorded an estimated pre-tax loss on sale of business of approximately $27 million, which was recognized in other expense/(income) for the three and six months ended June 26, 2021.
At the time the licensed rights are granted, we will reassess the remaining fair value of the retained portions of the Kraft and Velveeta brands and may record a charge to reduce the intangible asset carrying amounts to reflect the lower future cash flows expected to be generated after monetization of the licensed portion of each brand. If the Cheese Transaction had closed in the second quarter of 2021, we would have recorded an indefinite-lived intangible asset non-cash impairment loss of approximately $1.33 billion. The actual impairment loss will depend upon the excess fair value, if any, over carrying amount for each brand at the time we grant the perpetual licenses, which will be on the closing date of the Cheese Transaction. Changes in the fair value of the retained and licensed portions of each brand will impact the amount of any potential charges and the amount of license income that will be recognized, which, at this time, we would not expect to exceed the fair value of the perpetual licenses.
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the 2021 annual impairment test date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$28.3	6.5%	7.0%	1.0%	1.5%
Brands (excess earnings method)	16.3	7.0%	7.2%	0.8%	1.5%
Brands (relief from royalty method)	6.2	7.0%	7.5%	0.5%	2.0%	5.0%	20.0%
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates, long-term growth rates, and royalty rates on the fair values of our reporting units and brands with 20% or less excess fair value over carrying amount. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 20% or less excess fair value over carrying amount, as of the 2021 annual impairment test date for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(5.6)	$6.8	$3.2	$(2.9)
Brands (excess earnings method)	(1.2)	1.4	0.5	(0.5)
Brands (relief from royalty method)	(0.5)	0.7	0.2	(0.2)	$0.6	$(0.6)
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
See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for our impairment testing results.
New Accounting Pronouncements
See Note 3, New Accounting Standards, in Item 1, Financial Statements, for a discussion of new accounting pronouncements.
Contingencies
See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for a discussion of our contingencies.
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

Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities). Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. We have revised the definition of Adjusted EBITDA to adjust for the impact of certain legal and regulatory matters arising outside the ordinary course of our business, as management believes such matters, when they occur, do not directly reflect our underlying operations.
Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, certain non-ordinary course legal and regulatory matters, losses/(gains) on the sale of a business, other losses/(gains) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), debt prepayment and extinguishment costs, and certain significant discrete income tax items (e.g., U.S. and non-U.S. tax reform), and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. We believe Adjusted EPS provides important comparability of underlying operating results, allowing investors and management to assess operating performance on a consistent basis. We have revised the definition of Adjusted EPS to adjust for the impact of certain legal and regulatory matters arising outside the ordinary course of our business and certain significant discrete income tax items beyond U.S. tax reform, as management believes such matters, when they occur, do not directly reflect our underlying operations.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended June 26, 2021
United States	$4,738	$—	$197	$4,541
International	1,413	108	5	1,300
Canada	464	53	1	410
Kraft Heinz	$6,615	$161	$203	$6,251

Three Months Ended June 27, 2020
United States	$4,917	$—	$251	$4,666
International	1,305	5	5	1,295
Canada	426	—	1	425
Kraft Heinz	$6,648	$5	$257	$6,386

Year-over-year growth rates
United States	(3.6)%	0.0 pp	(0.9) pp	(2.7)%	1.3 pp	(4.0) pp
International	8.3%	7.9 pp	0.0 pp	0.4%	1.9 pp	(1.5) pp
Canada	8.8%	12.4 pp	0.0 pp	(3.6)%	1.9 pp	(5.5) pp
Kraft Heinz	(0.5)%	2.3 pp	(0.7) pp	(2.1)%	1.5 pp	(3.6) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Six Months Ended June 26, 2021
United States	$9,346	$—	$446	$8,900
International	2,807	172	9	2,626
Canada	856	75	1	780
Kraft Heinz	$13,009	$247	$456	$12,306

Six Months Ended June 27, 2020
United States	$9,412	$—	$499	$8,913
International	2,606	11	9	2,586
Canada	787	—	2	785
Kraft Heinz	$12,805	$11	$510	$12,284

Year-over-year growth rates
United States	(0.7)%	0.0 pp	(0.6) pp	(0.1)%	1.4 pp	(1.5) pp
International	7.7%	6.1 pp	0.0 pp	1.6%	2.1 pp	(0.5) pp
Canada	8.8%	9.6 pp	0.0 pp	(0.8)%	3.2 pp	(4.0) pp
Kraft Heinz	1.6%	1.8 pp	(0.4) pp	0.2%	1.6 pp	(1.4) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income/(loss)	$(25)	$(1,652)	$543	$(1,271)
Interest expense	613	442	1,028	752
Other expense/(income)	(23)	(78)	(53)	(159)
Provision for/(benefit from) income taxes	670	(51)	806	109
Operating income/(loss)	1,235	(1,339)	2,324	(569)
Depreciation and amortization (excluding restructuring activities)	227	247	449	490
Restructuring activities	19	4	37	4
Deal costs	(1)	—	6	—
Unrealized losses/(gains) on commodity hedges	(2)	(26)	(39)	117
Impairment losses	113	2,873	343	3,099
Certain non-ordinary course legal and regulatory matters	62	—	62	—
Equity award compensation expense (excluding restructuring activities)	53	40	104	73
Adjusted EBITDA	$1,706	$1,799	$3,286	$3,214

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Diluted EPS	$(0.02)	$(1.35)	$0.43	$(1.04)
Restructuring activities(a)	0.01	—	0.02	—
Unrealized losses/(gains) on commodity hedges(b)	—	(0.02)	(0.02)	0.07
Impairment losses(c)	0.07	2.16	0.26	2.35
Certain non-ordinary course legal and regulatory matters(d)	0.05	—	0.05	—
Losses/(gains) on sale of business(e)	0.27	—	0.29	—
Debt prepayment and extinguishment costs(f)	0.21	0.07	0.28	0.07
Certain significant discrete income tax items(g)	0.19	(0.06)	0.19	(0.06)
Adjusted EPS	$0.78	$0.80	$1.50	$1.39
(a)    Gross expenses included in restructuring activities were $19 million ($15 million after-tax) for the three months and $37 million ($28 million after-tax) for the six months ended June 26, 2021 and $4 million ($3 million after tax) for the three and six months ended June 27, 2020 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $1 million for the three months and $4 million for the six months ended June 26, 2021 and income of $2 million for the three months and $1 million for the six months ended June 27, 2020; and
•SG&A included expenses of $18 million for the three months and $33 million for the six months ended June 26, 2021 and $6 million for the three months and $5 million for the six months ended June 27, 2020.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $2 million ($2 million after-tax) for the three months and $39 million ($29 million after-tax) for the six months ended June 26, 2021 and income of $26 million ($19 million after-tax) for the three months and expenses of $117 million ($89 million after-tax) for the six months ended June 27, 2020 and were recorded in cost of products sold.
(c)    Gross impairment losses, which were recorded in SG&A, included the following:
•    Goodwill impairment losses of $35 million ($35 million after-tax) for the three months and $265 million ($265 million after-tax) for the six months ended June 26, 2021 and $1.8 billion ($1.8 billion after-tax) for the three months and $2.0 billion ($2.0 billion after-tax) for the six months ended June 27, 2020; and
•    Intangible asset impairment losses of $78 million ($59 million after-tax) for the three and six months ended June 26, 2021 and $1.1 billion ($829 million after-tax) for the three and six months ended June 27, 2020.
(d)    Gross expenses included in certain non-ordinary course legal and regulatory matters were $62 million ($62 million after-tax) for the three and six months ended June 26, 2021 and were recorded in SG&A. These expenses relate to an accrual in connection with the previously disclosed SEC investigation.
(e)    Gross expenses included in losses/(gains) on sale of business were $46 million ($333 million after-tax) for the three months and $65 million ($352 million after-tax) for the six months ended June 26, 2021 and were $2 million ($2 million after-tax) for the six months ended June 27, 2020 and were recorded in other expense/(income).
(f)    Gross expenses included in debt prepayment and extinguishment costs were $318 million ($255 million after-tax) for the three months and $424 million ($335 million after-tax) for the six months ended June 26, 2021 and $109 million ($82 million after-tax) for the three and six months ended June 27, 2020 and were recorded in interest expense.
(g)    Certain significant discrete income tax items were an expense of $236 million for the three and six months ended June 26, 2021 and a benefit of $81 million for the three and six months ended June 27, 2020. The expense in 2021 relates to the revaluation of our deferred tax balances due to an increase in U.K. tax rates. The benefit in 2020 relates to the revaluation of our deferred tax balances due to changes in state tax laws following U.S. tax reform and subsequent clarification or interpretation of state tax laws.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the six months ended June 26, 2021. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 26, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 26, 2021, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended June 26, 2021 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/28/2021 - 5/1/2021	36,412	$40.39	—	$—
5/2/2021 - 5/29/2021	330,040	43.88	—	—
5/30/2021 - 6/26/2021	66,992	43.23	—	—
Total	433,444		—
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
10.1
Letter Agreement, dated April 9, 2021, relating to the extension of the Credit Agreement dated July 6, 2015, among The Kraft Heinz Company, Kraft Heinz Foods Company, the banks, financial institutions, and other institutional lenders party thereto, the issuing banks, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on April 12, 2021).

10.2	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement.+*
10.3	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice.+*
10.4	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (Bands).+*
10.5	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.+*
10.6	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bands B02-B09.+*
10.7	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement.+*
10.8	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement.+*
22.1	List of Guarantor Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended June 26, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.
104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in inline XBRL.

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	August 4, 2021
		By:	/s/ Paulo Basilio
Paulo Basilio
Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	August 4, 2021
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)