Form 10-Q
period 2021-09-25
Kraft Heinz Co
filed 2021-10-28
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
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

As of October 23, 2021, there were 1,225,261,485 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$6,324	$6,441	$19,333	$19,246
Cost of products sold	4,296	4,097	12,813	12,592
Gross profit	2,028	2,344	6,520	6,654
Selling, general and administrative expenses, excluding impairment losses	872	897	2,697	2,677
Goodwill impairment losses	—	300	265	2,343
Intangible asset impairment losses	—	—	78	1,056
Selling, general and administrative expenses	872	1,197	3,040	6,076
Operating income/(loss)	1,156	1,147	3,480	578
Interest expense	415	314	1,443	1,066
Other expense/(income)	(138)	(73)	(191)	(232)
Income/(loss) before income taxes	879	906	2,228	(256)
Provision for/(benefit from) income taxes	143	308	949	417
Net income/(loss)	736	598	1,279	(673)
Net income/(loss) attributable to noncontrolling interest	3	1	10	3
Net income/(loss) attributable to common shareholders	$733	$597	$1,269	$(676)
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.60	$0.49	$1.04	$(0.55)
Diluted earnings/(loss)	0.59	0.49	1.03	(0.55)
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income/(loss)	$736	$598	$1,279	$(673)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(237)	289	12	(315)
Net deferred gains/(losses) on net investment hedges	96	(200)	52	(51)
Amounts excluded from the effectiveness assessment of net investment hedges	4	5	14	21
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(3)	(3)	(9)	(14)
Net deferred gains/(losses) on cash flow hedges	(6)	17	(70)	153
Amounts excluded from the effectiveness assessment of cash flow hedges	7	6	21	18
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	22	(29)	48	(90)
Net actuarial gains/(losses) arising during the period	(15)	(22)	58	(22)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(5)	(29)	(18)	(78)
Total other comprehensive income/(loss)	(137)	34	108	(378)
Total comprehensive income/(loss)	599	632	1,387	(1,051)
Comprehensive income/(loss) attributable to noncontrolling interest	4	(3)	9	(3)
Comprehensive income/(loss) attributable to common shareholders	$595	$635	$1,378	$(1,048)
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	September 25, 2021	December 26, 2020
ASSETS
Cash and cash equivalents	$2,273	$3,417
Trade receivables (net of allowances of $45 at September 25, 2021 and $48 at December 26, 2020)	1,958	2,063
Inventories	2,839	2,773
Prepaid expenses	158	132
Other current assets	603	574
Assets held for sale	1,726	1,863
Total current assets	9,557	10,822
Property, plant and equipment, net	6,588	6,876
Goodwill	31,386	33,089
Intangible assets, net	44,803	46,667
Other non-current assets	2,563	2,376
TOTAL ASSETS	$94,897	$99,830
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$1	$6
Current portion of long-term debt	1,034	230
Trade payables	4,380	4,304
Accrued marketing	908	946
Interest payable	285	358
Other current liabilities	1,841	2,200
Liabilities held for sale	6	17
Total current liabilities	8,455	8,061
Long-term debt	22,937	28,070
Deferred income taxes	11,389	11,462
Accrued postemployment costs	240	243
Other non-current liabilities	1,638	1,751
TOTAL LIABILITIES	44,659	49,587
Commitments and Contingencies (Note 15)
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,235 shares issued and 1,227 shares outstanding at September 25, 2021; 1,228 shares issued and 1,223 shares outstanding at December 26, 2020)	12	12
Additional paid-in capital	53,823	55,096
Retained earnings/(deficit)	(1,425)	(2,694)
Accumulated other comprehensive income/(losses)	(1,858)	(1,967)
Treasury stock, at cost (8 shares at September 25, 2021 and 5 shares at December 26, 2020)	(463)	(344)
Total shareholders' equity	50,089	50,103
Noncontrolling interest	149	140
TOTAL EQUITY	50,238	50,243
TOTAL LIABILITIES AND EQUITY	$94,897	$99,830
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 26, 2020	$12	$55,096	$(2,694)	$(1,967)	$(344)	$140	$50,243
Net income/(loss)	—	—	563	—	—	5	568
Other comprehensive income/(loss)	—	—	—	69	—	(2)	67
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	77	—	—	(29)	—	48
Balance at March 27, 2021	$12	$54,678	$(2,131)	$(1,898)	$(373)	$143	$50,431
Net income/(loss)	—	—	(27)	—	—	2	(25)
Other comprehensive income/(loss)	—	—	—	178	—	—	178
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	72	—	—	(19)	—	53
Balance at June 26, 2021	$12	$54,255	$(2,158)	$(1,720)	$(392)	$145	$50,142
Net income/(loss)	—	—	733	—	—	3	736
Other comprehensive income/(loss)	—	—	—	(138)	—	1	(137)
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	63	—	—	(71)	—	(8)
Balance at September 25, 2021	$12	$53,823	$(1,425)	$(1,858)	$(463)	$149	$50,238

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2019	$12	$56,828	$(3,060)	$(1,886)	$(271)	$126	$51,749
Net income/(loss) excluding redeemable noncontrolling interest	—	—	378	—	—	3	381
Other comprehensive income/(loss)	—	—	—	(540)	—	(14)	(554)
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	42	(4)	—	2	—	40
Balance at March 28, 2020	$12	$56,378	$(2,686)	$(2,426)	$(269)	$115	$51,124
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(1,651)	—	—	(1)	(1,652)
Other comprehensive income/(loss)	—	—	—	130	—	12	142
Dividends declared-common stock ($0.40 per share)	—	(493)	—	—	—	—	(493)
Exercise of stock options, issuance of other stock awards, and other	—	105	1	—	(61)	—	45
Balance at June 27, 2020	$12	$55,990	$(4,336)	$(2,296)	$(330)	$126	$49,166
Net income/(loss) excluding redeemable noncontrolling interest	—	—	597	—	—	1	598
Other comprehensive income/(loss)	—	—	—	38	—	(4)	34
Dividends declared-common stock ($0.40 per share)	—	(494)	—	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, and other	—	48	—	—	(11)	—	37
Balance at September 26, 2020	$12	$55,544	$(3,739)	$(2,258)	$(341)	$123	$49,341
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 25, 2021	September 26, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,279	$(673)
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	677	722
Amortization of postemployment benefit plans prior service costs/(credits)	(5)	(92)
Equity award compensation expense	155	114
Deferred income tax provision/(benefit)	(120)	(343)
Postemployment benefit plan contributions	(21)	(20)
Goodwill and intangible asset impairment losses	343	3,399
Nonmonetary currency devaluation	4	6
Loss/(gain) on sale of business	(11)	2
Other items, net	421	132
Changes in current assets and liabilities:
Trade receivables	92	(6)
Inventories	(264)	(441)
Accounts payable	194	62
Other current assets	(96)	(18)
Other current liabilities	(200)	482
Net cash provided by/(used for) operating activities	2,448	3,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(655)	(397)
Proceeds from sale of business, net of cash disposed	3,401	—
Other investing activities, net	(2)	35
Net cash provided by/(used for) investing activities	2,744	(362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(4,145)	(4,395)
Proceeds from issuance of long-term debt	—	3,500
Debt prepayment and extinguishment costs	(577)	(101)
Proceeds from revolving credit facility	—	4,000
Repayments of revolving credit facility	—	(4,000)
Dividends paid	(1,469)	(1,467)
Other financing activities, net	(142)	(46)
Net cash provided by/(used for) financing activities	(6,333)	(2,509)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	(14)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(1,144)	441
Balance at beginning of period	3,418	2,280
Balance at end of period	$2,274	$2,721
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
Considerations Related to COVID-19
The ongoing spread of COVID-19 throughout the United States and internationally, as well as measures implemented by governmental authorities and private businesses in an attempt to minimize transmission of the virus, including social distancing mandates, shelter-in-place orders, vaccine mandates, and business restrictions and shutdowns, and consumer responses have had and continue to have negative and positive implications for portions of our business. Though many areas have relaxed restrictions, varying levels remain throughout the world, are continuously evolving, and may be increased, including as a result of further outbreaks, resurgences, or the emergence of new variants.
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

Reclassifications
We made reclassifications and adjustments to certain previously reported financial information to conform to our current period presentation. In the first quarter of 2021, we reclassified certain balances, which were previously reported in prepaid expenses, to inventories on our condensed consolidated balance sheets. Certain financial statement line items in our condensed consolidated balance sheet at December 26, 2020 and our condensed consolidated statement of cash flows for the nine months ended September 26, 2020, were adjusted as necessary. See Note 7, Inventories, for additional information.
Held for Sale
At September 25, 2021, we classified certain assets and liabilities as held for sale in our condensed consolidated balance sheet, primarily relating to the divestiture of certain of our cheese businesses and certain manufacturing equipment in the United States. At December 26, 2020, we classified certain assets and liabilities as held for sale in our condensed consolidated balance sheet, primarily relating to the divestiture of certain of our cheese businesses, a business in our International segment, and certain manufacturing equipment and land use rights across the globe. See Note 4, Acquisitions and Divestitures, for additional information.
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
Note 4. Acquisitions and Divestitures
Acquisitions
Assan Foods Acquisition:
In June 2021, we entered into a definitive agreement with third parties Kibar Holding Anonim Şirketi and a holder of registered shares of Assan Gıda Sanayi ve Ticaret A.Ş. (“Assan Foods”) to acquire all of the outstanding equity interests in Assan Foods, a condiments and sauces manufacturer based in Turkey, for approximately $70 million of cash consideration (the “Assan Foods Acquisition”). As part of the Assan Foods Acquisition, we will assume the debt of Assan Foods, which was approximately $30 million as of September 25, 2021. The Assan Foods Acquisition closed in the fourth quarter of 2021.

Hemmer Acquisition:
In September 2021, we entered into a definitive agreement with certain third-party shareholders of Companhia Hemmer Indústria e Comércio (“Hemmer”) to acquire a majority of the outstanding equity interests of Hemmer for cash consideration of approximately 1.2 billion Brazilian reais (approximately $225 million at September 25, 2021) (the “Hemmer Acquisition”). Hemmer is a Brazilian food and beverage manufacturing company focused on the condiments and sauces category. The Hemmer Acquisition is expected to close in the first half of 2022, subject to customary closing conditions, including regulatory approvals.
Other Acquisitions:
In September 2021, we entered into a definitive agreement to acquire a majority stake in BR Spices Indústria e Comércio de Alimentos Ltda., a manufacturer of spices and other seasonings in Brazil. This acquisition is expected to close in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals.
Deal Costs:
Related to our acquisitions, we incurred insignificant deal costs for the three and nine months ended September 25, 2021. We recognized these deal costs in selling, general and administrative expenses (“SG&A”). There were no deal costs related to acquisitions for the three and nine months ended September 26, 2020.

Divestitures
Nuts Transaction:
In February 2021, we entered into a definitive agreement with a third party, Hormel Foods Corporation (“Hormel”), to sell certain assets in our global nuts business for total consideration of approximately $3.4 billion (the “Nuts Transaction”). The net assets transferred in the Nuts Transaction included, among other things, our intellectual property rights to the Planters brand and to the Corn Nuts brand, three manufacturing facilities in the U.S., and the associated inventories (collectively, the “Nuts Disposal Group”).
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
The Nuts Transaction closed in the second quarter of 2021. As a result of the Nuts Transaction closing, we recognized an incremental pre-tax loss on sale of business of $17 million in other expense/(income) on our condensed consolidated statement of income in the second quarter of 2021. In the third quarter of 2021, we recorded adjustments to our estimated costs to sell, which resulted in a pre-tax gain on sale of business of $1 million for the three months ended September 25, 2021. The total pre-tax loss on sale of business for the Nuts Transaction was $35 million for the nine months ended September 25, 2021.
The Nuts Transaction is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it was not reported as discontinued operations.
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
The remaining $1.75 billion of consideration was attributed to the Cheese Disposal Group. The net assets in the Cheese Disposal Group are associated with our natural, grated, cultured, and specialty cheese businesses in the U.S., our grated cheese business in Canada, and our grated, processed, and natural cheese businesses outside the U.S. and Canada. The Cheese Disposal Group includes our global intellectual property rights to several brands, including, among others, Cracker Barrel, Breakstone’s, Knudsen, Athenos, Polly-O, and Hoffman’s, along with the Cheez Whiz brand in the majority of the countries outside of the U.S. and Canada. The Cheese Disposal Group also includes certain inventories, three manufacturing facilities and one distribution center in the U.S., and certain other manufacturing equipment.
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
In the second quarter of 2021, we assessed the fair value less costs to sell of the net assets of the Cheese Disposal Group and recorded an estimated pre-tax loss on sale of business of approximately $27 million, which was recognized in other expense/(income). As of September 25, 2021, we assessed the fair value less costs to sell of the net assets of the Cheese Disposal Group, and no additional pre-tax loss on sale of business was recorded.

In the third quarter of 2020, we determined that the Cheese Disposal Group met the held for sale criteria. Accordingly, we have presented the assets and liabilities of the Cheese Disposal Group as held for sale on the condensed consolidated balance sheets at September 25, 2021 and December 26, 2020. As of September 15, 2020, the date the Cheese Disposal Group was determined to be held for sale, we tested the individual assets included within the Cheese Disposal Group for impairment. The net assets of the Cheese Disposal Group had an aggregate carrying amount above their then-current $1.78 billion estimated fair value. We determined that the goodwill within the Cheese Disposal Group was partially impaired. Accordingly, we recorded a non-cash impairment loss of $300 million, which was recognized in SG&A, in the third quarter of 2020.
Additional considerations related to the Cheese Transaction include the treatment of the Kraft and Velveeta Licenses upon closing of the transaction. At the time the licensed rights are granted, we will reassess the remaining fair value of the retained portions of the Kraft and Velveeta brands and may record a charge to reduce the intangible asset carrying amounts to reflect the lower future cash flows expected to be generated after monetization of the licensed portion of each brand. If the Cheese Transaction had closed in the third quarter of 2021, we would have recorded an indefinite-lived intangible asset non-cash impairment loss of approximately $1.25 billion. The actual impairment loss will depend upon the excess fair value, if any, over carrying amount for each brand at the time we grant the perpetual licenses, which will be on the closing date of the Cheese Transaction. Changes in the fair value of the retained and licensed portions of each brand will impact the amount of any potential charges and the amount of license income that will be recognized, which, at this time, we would not expect to exceed the fair value of the perpetual licenses.
The Cheese Transaction is expected to close in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals. Upon closing of the Cheese Transaction, and in addition to any potential impairment losses identified related to the Kraft and Velveeta brands noted above, we may recognize a pre-tax gain or loss on sale of business. While the consideration for the transaction is not expected to materially change, the actual pre-tax gain or loss on sale of business to be recognized will depend on, among other things, final transaction proceeds, inventory levels and underlying costs as of the closing date, and changes in the estimated fair values of certain components of the consideration.
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
Other Potential Dispositions:
In the fourth quarter of 2019, we determined a business in our International segment was held for sale and recorded an estimated pre-tax loss on sale of business of $71 million within other expense/(income). In the third quarter of 2021, we exhausted negotiations with our most recently identified buyer for this business. As of September 25, 2021, we determined that the related disposal group no longer met the held for sale criteria as there was no longer an active plan to sell and the sale was not probable within the next year. Accordingly, we reclassified the disposal group as held and used and remeasured the disposal group, which resulted in a $75 million pre-tax gain recorded in other expense/(income) on our condensed consolidated statements of income for the three and nine months ended September 25, 2021. Consistent with the presentation of the pre-tax loss recorded in the fourth quarter of 2019, this gain was included in loss/(gain) on sale of business within other expense/(income).The difference between the initial loss on sale of business and the gain resulting from remeasurement of the disposal group was due to foreign currency fluctuations.
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

Heinz India Transaction:
In October 2018, we entered into a definitive agreement with two third parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”), to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to January 30, 2019 (the “Heinz India Closing Date”), including taxes for which we are liable as a result of any transaction that occurred on or before such date. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million as of the Heinz India Closing Date. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the pre-tax gain on sale for the Heinz India Transaction. There were no changes to the tax indemnity liabilities during the nine months ended September 25, 2021. We recognized a gain of approximately $1 million related to local India tax recoveries in the first quarter of 2020.
See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional details related to this transaction and the tax indemnity associated with the Heinz India Transaction.
Deal Costs:
Related to our divestitures, we incurred insignificant deal costs for the three and nine months ended September 25, 2021 and the three and nine months ended September 26, 2020. We recognized these deal costs in SG&A.
Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	September 25, 2021
	Cheese Transaction	Other	Total
ASSETS
Inventories	$346	$—	$346
Property, plant and equipment, net	255	2	257
Goodwill (net of impairment of $300)	281	—	281
Intangible assets, net	850	—	850
Other	5	—	5
Reserve for disposal groups	(13)	—	(13)
Total assets held for sale	$1,724	$2	$1,726
LIABILITIES
Other	6	—	6
Total liabilities held for sale	$6	$—	$6

	December 26, 2020
	Cheese Transaction	Other	Total
ASSETS
Cash and cash equivalents	$—	$33	$33
Inventories	373	12	385
Property, plant and equipment, net	243	14	257
Goodwill (net of impairment of $300)	281	—	281
Intangible assets, net	850	23	873
Other	10	24	34
Total assets held for sale	$1,757	$106	$1,863
LIABILITIES
Other	7	10	17
Total liabilities held for sale	$7	$10	$17

Other balances held for sale at September 25, 2021 primarily related to manufacturing equipment in the U.S. Other balances held for sale at December 26, 2020 primarily related to a business in our International segment as well as certain manufacturing equipment and land use rights across the globe. We recorded non-cash goodwill impairment losses of $300 million in the third quarter of 2020 related to the Cheese Transaction. As a result, goodwill held for sale in the table above is presented net of cumulative goodwill impairment losses of $300 million at September 25, 2021 and December 26, 2020.
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our restructuring activities.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. For the nine months ended September 25, 2021, we eliminated approximately 390 positions related to these programs. As of September 25, 2021, we expect to eliminate approximately 10 additional positions during the remainder of 2021. Total restructuring expenses during the nine months ended September 25, 2021 were $52 million and included $10 million of severance and employee benefit costs and $42 million of other implementation costs. Restructuring expenses during the three months ended September 25, 2021 were $15 million and included $4 million of severance and employee benefit costs and $11 million of other implementation costs. Total restructuring expenses were $9 million for the three months and $13 million for the nine months ended September 26, 2020.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP (i.e., severance and employee benefit costs and other exit costs) was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 26, 2020	$10	$20	$30
Charges/(credits)	10	—	10
Cash payments	(15)	(3)	(18)
Balance at September 25, 2021	$5	$17	$22
We expect the liability for severance and employee benefit costs as of September 25, 2021 to be paid by the end of 2022. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2022 and 2026.
Total Expenses:
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Severance and employee benefit costs - Cost of products sold	$—	$(1)	$4	$(1)
Severance and employee benefit costs - SG&A	4	(1)	6	(7)
Asset-related costs - Cost of products sold	—	—	—	(2)
Other costs - Cost of products sold	—	(2)	—	(1)
Other costs - SG&A	11	12	42	23
Other costs - Other expense/(income)	—	1	—	1
	$15	$9	$52	$13

We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 17, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
United States	$—	$2	$2	$4
International	1	—	7	(2)
Canada	4	7	4	12
General corporate expenses	10	—	39	(1)
	$15	$9	$52	$13
Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	September 25, 2021	December 26, 2020
Cash and cash equivalents	$2,273	$3,417
Restricted cash included in other non-current assets	1	1
Cash, cash equivalents, and restricted cash	$2,274	$3,418
At December 26, 2020, cash and cash equivalents excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 7. Inventories
Inventories consisted of the following (in millions):

	September 25, 2021	December 26, 2020
Packaging and ingredients	$569	$482
Spare parts	210	219
Work in process	268	268
Finished products	1,792	1,804
Inventories	$2,839	$2,773
At September 25, 2021 and December 26, 2020, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
In the first quarter of 2021, we reclassified certain balances from prepaid expenses to inventories on our condensed consolidated balance sheets. See Note 1, Basis of Presentation, for additional information.

Note 8. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	International	Canada	Total
Balance at December 26, 2020	$28,429	$3,160	$1,500	$33,089
Impairment losses	(35)	—	—	(35)
Divestitures	(1,653)	—	(9)	(1,662)
Translation adjustments and other	4	(35)	25	(6)
Balance at September 25, 2021	$26,745	$3,125	$1,516	$31,386
At September 25, 2021 and December 26, 2020, goodwill excluded amounts classified as held for sale related to the Cheese Transaction. Additionally, the amounts included in divestitures in the table above represent the goodwill that was previously reclassified to assets held for sale and tested and determined to be partially impaired in connection with the Nuts Transaction. The resulting impairment loss of $230 million was recognized in the first quarter of 2021. The Nuts Transaction closed in the second quarter of 2021. See Note 4, Acquisitions and Divestitures, for additional information related to the Cheese Transaction and the Nuts Transaction and their financial statement impacts.
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
We test our reporting units for impairment annually as of the first day of our second quarter, which was March 28, 2021 for our 2021 annual impairment test. In performing this test, we incorporated information that was known through the date of filing of our Quarterly Report on Form 10-Q for the period ended June 26, 2021. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2021 annual impairment test, we recognized a non-cash impairment loss of approximately $35 million in SG&A in the second quarter of 2021 related to our Puerto Rico reporting unit within our United States segment. With the update of our five-year operating plan in the second quarter of 2021, we established a revised downward outlook for net sales for this reporting unit. After the impairment, the goodwill carrying amount of the Puerto Rico reporting unit is approximately $14 million.
As of September 25, 2021, we maintain 14 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $31.4 billion at September 25, 2021. As of the 2021 annual impairment test date, six reporting units had 20% or less fair value over carrying amount and an aggregate goodwill carrying amount of $28.3 billion, two reporting units had between 20-50% fair value over carrying amount and a goodwill carrying amount of $2.2 billion, and one reporting unit had over 50% fair value over carrying amount and a goodwill carrying amount of $961 million. We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
As previously disclosed, in the third quarter of 2020, following changes to our United States zone reporting structure, the composition of certain of our reporting units changed and we performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.
We performed our pre-reorganization impairment test as of June 28, 2020, which was our first day of the third quarter of 2020. There were no impairment losses resulting from this pre-reorganization impairment test.
We performed our post-reorganization impairment test as of June 28, 2020. There were three reporting units in scope for our post-reorganization impairment test: ESA, KSB, and Meal Foundations and Coffee (“MFC”). These reporting units, which were tested as part of this post-reorganization impairment test, each had excess fair value over carrying amount as of June 28, 2020.
Additionally, in the third quarter of 2020, we announced the Cheese Transaction and determined that the Cheese Disposal Group was held for sale. Accordingly, based on a relative fair value allocation, we reclassified $580 million of goodwill to assets held for sale, which included a portion of goodwill from seven of our reporting units. Following the reclassification of a portion of goodwill from our reporting units, we determined that a triggering event had occurred for the remaining portion of each of the impacted reporting units, and we tested each for impairment as of September 15, 2020, the triggering event date. The triggering event impairment test did not result in an impairment of the remaining portion of any impacted reporting units.
In the third quarter of 2020, we recorded a non-cash impairment loss of $300 million in SG&A, which was related to the Cheese Disposal Group’s goodwill. See Note 4, Acquisitions and Divestitures, for additional information on the Cheese Transaction and its financial statement impacts.
See Note 9, Goodwill and Intangible Assets, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information.
Accumulated impairment losses to goodwill were $10.8 billion as of September 25, 2021.
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

In 2020 and continuing into 2021, the COVID-19 pandemic produced and has continued to produce a short-term beneficial financial impact to our consolidated results. Retail sales have increased compared to pre-pandemic periods due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our Canada Foodservice reporting unit is the most exposed of our reporting units to the long-term impacts to away-from-home establishments as it is our only standalone foodservice reporting unit. While our other reporting units have varying levels of exposure to the foodservice channel, they also have exposure to the retail channel, which offsets some of the risk associated with the potential long-term impacts of shifts in net sales between retail and away-from-home establishments. Our Canada Foodservice reporting unit was impaired during our 2020 annual impairment test, reflecting our best estimate at that time of the future outlook and risks of this business. The Canada Foodservice reporting unit maintains an aggregate goodwill carrying amount of approximately $156 million as of September 25, 2021. A number of factors could result in further future impairments of our foodservice (or away-from-home) businesses, including but not limited to: mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
Our reporting units that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units that have 20% or less excess fair value over carrying amount as of the 2021 annual impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of the 2021 annual impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company in 2013 by Berkshire Hathaway Inc. and 3G Global Food Holdings, LP (the “2013 Heinz Acquisition”) and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 (the “2015 Merger”) and are recorded on the condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 26, 2020	$42,267
Impairment losses	(69)
Divestitures	(1,487)
Translation adjustments	31
Balance at September 25, 2021	$40,742
At September 25, 2021 and December 26, 2020, indefinite-lived intangible assets excluded amounts classified as held for sale related to the Cheese Transaction. Indefinite-lived intangible asset amounts included in divestitures in the table above represent amounts previously reclassified to assets held for sale related to the Planters trademark in connection with the Nuts Transaction, which closed in the second quarter of 2021. See Note 4, Acquisitions and Divestitures, for additional information on the Cheese Transaction and the Nuts Transaction.
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

Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $40.7 billion at September 25, 2021. As of the 2021 annual impairment test date, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $22.5 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $6.5 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $11.8 billion. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount.
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
Our brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of the 2021 annual impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of the 2021 annual impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on the condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	September 25, 2021			December 26, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$1,958	$(534)	$1,424	$2,000	$(478)	$1,522
Customer-related assets	3,630	(1,010)	2,620	3,808	(942)	2,866
Other	20	(3)	17	15	(3)	12
	$5,608	$(1,547)	$4,061	$5,823	$(1,423)	$4,400
At September 25, 2021 and December 26, 2020, definite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $60 million for the three months and $180 million for the nine months ended September 25, 2021 and $68 million for the three months and $204 million for the nine months ended September 26, 2020. Aside from amortization expense, the change in definite-lived intangible assets from December 26, 2020 to September 25, 2021 primarily reflects the assets sold in connection with the Nuts Transaction, including certain customer-related assets with a net carrying value of $133 million and the Corn Nuts trademark with a net carrying value of $25 million, $9 million of non-cash impairment losses related to a trademark in our International segment, $2 million of additions related to an acquired license, and the impact of foreign currency. The impairment of definite-lived intangible assets in the second quarter of 2021 related to a trademark that had a net carrying value that was deemed not to be recoverable. This $9 million non-cash impairment loss was recognized in SG&A in the second quarter of 2021.
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
Our effective tax rate for the three months ended September 25, 2021 was an expense of 16.2% on pre-tax income. Our effective tax rate was impacted by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable net discrete items, primarily the tax impact related to a business in our International segment that no longer met the held for sale criteria and the revaluation of our deferred tax balances due to changes in state tax rates.
Our effective tax rate for the three months ended September 26, 2020 was an expense of 34.1% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the revaluation of our deferred tax balances due to changes in international tax laws (7.8%) and non-deductible goodwill impairment (7.1%) related to the Cheese Transaction. These impacts were partially offset by the reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and favorable changes in estimates of certain 2019 U.S. income and deductions.
Our effective tax rate for the nine months ended September 25, 2021 was an expense of 42.6% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the tax impact related to the Nuts Transaction (13.0%), the revaluation of our deferred tax balances due to changes in international and state tax rates (9.0%), mainly an increase in U.K. tax rates, and non-deductible goodwill impairments (3.2%). These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and foreign jurisdictions.
Our effective tax rate for the nine months ended September 26, 2020 was an expense of 163.1% on pre-tax losses. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily related to non-deductible goodwill impairments (202.8%) and the revaluation of our deferred tax balances due to changes in international tax laws. These impacts were partially offset by the impact of certain net discrete items, including the favorable impact of establishing certain deferred tax assets for state tax deductions.

Other Income Tax Matters:
In the second quarter of 2021, as a result of the Nuts Transaction, we reclassified approximately $435 million of deferred income tax liabilities to income taxes payable, which is presented within other current liabilities, on our condensed consolidated balance sheet. In the third quarter of 2021, we paid approximately $525 million of cash taxes related to the Nuts Transaction. We expect to pay cash taxes of approximately $175 million in the fourth quarter of 2021 related to the Nuts Transaction.
Note 10. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 26, 2020	13,479,668	$43.71
Granted	1,021,901	37.05
Forfeited	(642,018)	53.30
Exercised	(1,712,957)	26.76
Outstanding at September 25, 2021	12,146,594	45.03
The aggregate intrinsic value of stock options exercised during the period was $20 million for the nine months ended September 25, 2021.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 26, 2020	14,235,922	$31.32
Granted	3,235,971	36.55
Forfeited	(1,116,522)	30.82
Vested	(3,454,250)	29.64
Outstanding at September 25, 2021	12,901,121	33.13
The aggregate fair value of RSUs that vested during the period was $131 million for the nine months ended September 25, 2021.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 26, 2020	7,778,710	$33.16
Granted	1,571,066	35.03
Forfeited	(608,284)	41.88
Vested	(1,816,180)	29.16
Outstanding at September 25, 2021	6,925,312	33.87
The aggregate fair value of PSUs that vested during the period was $69 million for the nine months ended September 25, 2021.
Note 11. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our postemployment related accounting policies.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Service cost	$1	$2	$4	$4
Interest cost	24	33	7	9
Expected return on plan assets	(50)	(52)	(23)	(26)
Settlements	(2)	(3)	—	—
Other	—	—	—	1
Net pension cost/(benefit)	$(27)	$(20)	$(12)	$(12)

	For the Nine Months Ended
	U.S. Plans		Non-U.S. Plans
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Service cost	$4	$5	$12	$12
Interest cost	67	98	22	28
Expected return on plan assets	(140)	(157)	(71)	(77)
Amortization of prior service costs/(credits)	—	—	1	—
Amortization of unrecognized losses/(gains)	—	—	1	1
Settlements	(8)	(3)	—	—
Special/contractual termination benefits	3	—	—	—
Other	—	—	—	1
Net pension cost/(benefit)	$(74)	$(57)	$(35)	$(35)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. In 2021, we recognized special/contractual termination benefits related to the Nuts Transaction, including a loss of $3 million for the nine months ended September 25, 2021. These special/contractual termination benefits are recorded in other expense/(income) as a component of our pre-tax loss/(gain) on sale of business on the condensed consolidated statement of income for the nine months ended September 25, 2021.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $11 million during the nine months ended September 25, 2021 and plan to make further contributions of approximately $4 million during the remainder of 2021. We did not contribute to our U.S. pension plans during the nine months ended September 25, 2021 and do not plan to make contributions during the remainder of 2021. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2021. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Service cost	$1	$2	$4	$5
Interest cost	5	8	15	25
Expected return on plan assets	(12)	(12)	(36)	(37)
Amortization of prior service costs/(credits)	(2)	(31)	(6)	(92)
Amortization of unrecognized losses/(gains)	(4)	(3)	(12)	(10)
Curtailments	—	—	(4)	—
Net postretirement cost/(benefit)	$(12)	$(36)	$(39)	$(109)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. For the nine months ended September 25, 2021, we recognized a curtailment gain of $4 million related to the Nuts Transaction. This gain is recorded in other expense/(income) as a component of our pre-tax loss/(gain) on sale of business on the condensed consolidated statement of income for the nine months ended September 25, 2021.
Employer Contributions:
During the nine months ended September 25, 2021, we contributed $10 million to our postretirement benefit plans. We plan to make further contributions of approximately $4 million to our postretirement benefit plans during the remainder of 2021. Estimated future contributions take into consideration current economic conditions, including the impacts of COVID-19, which at this time are expected to have minimal impact on expected contributions for the remainder of 2021. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 12. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	September 25, 2021	December 26, 2020
Commodity contracts	$574	$384
Foreign exchange contracts	2,754	3,658
Cross-currency contracts	7,239	8,189

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	September 25, 2021
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$18	$30	$18	$30
Cross-currency contracts(b)	—	—	272	273	272	273
Derivatives not designated as hedging instruments:
Commodity contracts(c)	52	12	11	—	63	12
Foreign exchange contracts(a)	—	—	2	7	2	7
Total fair value	$52	$12	$303	$310	$355	$322
(a)    At September 25, 2021, the fair value of our derivative assets was recorded in other current assets ($14 million) and other non-current assets ($6 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($34 million) and other non-current liabilities ($3 million).
(b)    At September 25, 2021, the fair value of our derivative assets was recorded in other current assets ($71 million) and other non-current assets ($201 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($54 million) and other non-current liabilities ($219 million).
(c)     At September 25, 2021, the fair value of our derivative assets was recorded in other current assets ($62 million) and other non-current assets ($1 million), and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $225 million at September 25, 2021 and $315 million at December 26, 2020. We had collected collateral related to commodity derivative margin requirements of $31 million at September 25, 2021 and $25 million at December 26, 2020, which was included in other current liabilities on our condensed consolidated balance sheets.
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
Net Investment Hedging:
At September 25, 2021, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €650 million and £400 million;
•Cross-currency contracts with notional amounts of £677 million ($900 million), C$1.4 billion ($1.1 billion), €1.9 billion ($2.1 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $117 million.
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At September 25, 2021, we had euro intercompany loans with an aggregate notional amount of $214 million and a British pound sterling intercompany loan with an aggregate notional amount of $124 million designated as net investment hedges.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.
Cash Flow Hedge Coverage:
At September 25, 2021, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next seven years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at September 25, 2021 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized losses on foreign currency cash flow hedges during the next 12 months to be approximately $16 million. Additionally, we expect transfers to net income/(loss) of unrealized gains on cross-currency cash flow hedges and unrealized losses on interest rate cash flow hedges during the next 12 months to each be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Cash flow hedges:
Foreign exchange contracts	$—	$—	$(1)	$1	Net sales
Foreign exchange contracts	24	(8)	(16)	41	Cost of products sold
Foreign exchange contracts (excluded component)	—	(1)	—	(2)	Cost of products sold
Cross-currency contracts	(33)	45	(65)	138	Other expense/(income)
Cross-currency contracts (excluded component)	7	7	21	20	Other expense/(income)
Cross-currency contracts	(5)	(4)	(15)	(7)	Interest expense
Net investment hedges:
Foreign exchange contracts	2	1	2	3	Other expense/(income)
Foreign exchange contracts (excluded component)	1	(1)	1	(2)	Interest expense
Cross-currency contracts	98	(223)	31	(91)	Other expense/(income)
Cross-currency contracts (excluded component)	5	7	17	23	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$99	$(177)	$(25)	$124

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	September 25, 2021			September 26, 2020
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,296	$415	$(138)	$4,097	$314	$(73)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(13)	$—	$—	$5	$—	$—
Foreign exchange contracts (excluded component)	(1)	—	—	—	—	—
Cross-currency contracts	—	(6)	(22)	—	—	42
Cross-currency contracts (excluded component)	—	—	7	—	(4)	7
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	—	—	(1)	—
Cross-currency contracts (excluded component)	—	4	—	—	5	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	53	—	—	44	—	—
Foreign exchange contracts	—	—	(13)	—	—	1
Cross-currency contracts	—	—	5	—	—	—
Total gains/(losses) recognized in statements of income	$39	$(2)	$(23)	$49	$—	$50

	For the Nine Months Ended
	September 25, 2021				September 26, 2020
	Cost of products sold	SG&A	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$12,813	$3,040	$1,443	$(191)	$12,592	$1,066	$(232)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(32)	$(1)	$—	$—	$16	$—	$—
Foreign exchange contracts (excluded component)	(2)	—	—	—	—	—	—
Interest rate contracts	—	—	—	—	—	(2)	—
Cross-currency contracts	—	—	(16)	(50)	—	—	83
Cross-currency contracts (excluded component)	—	—	—	20	—	(7)	21
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	1	—	—	(2)	—
Cross-currency contracts (excluded component)	—	—	11	—	—	20	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	147	—	—	—	(120)	—	—
Foreign exchange contracts	—	—	—	(33)	—	—	(27)
Cross-currency contracts	—	—	—	9	—	—	—
Total gains/(losses) recognized in statements of income	$113	$(1)	$(4)	$(54)	$(104)	$9	$77
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $27 million for the three months and $32 million for the nine months ended September 25, 2021 and pre-tax losses of $46 million for the three months and pre-tax gains of $19 million for the nine months ended September 26, 2020. These amounts were recognized in other comprehensive income/(loss).
Other Financial Instruments:
The carrying amounts of cash equivalents approximated fair values at September 25, 2021 and December 26, 2020. Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets. The fair value of money market funds was $137 million at September 25, 2021 and $144 million at December 26, 2020. These are considered Level 1 financial assets and are valued using quoted prices in active markets for identical assets.

Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 26, 2020	$(2,218)	$158	$93	$(1,967)
Foreign currency translation adjustments	13	—	—	13
Net deferred gains/(losses) on net investment hedges	52	—	—	52
Amounts excluded from the effectiveness assessment of net investment hedges	14	—	—	14
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(9)	—	—	(9)
Net deferred gains/(losses) on cash flow hedges	—	—	(70)	(70)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	21	21
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	48	48
Net actuarial gains/(losses) arising during the period	—	58	—	58
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(18)	—	(18)
Total other comprehensive income/(loss)	70	40	(1)	109
Balance as of September 25, 2021	$(2,148)	$198	$92	$(1,858)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	September 25, 2021			September 26, 2020
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(238)	$—	$(238)	$293	$—	$293
Net deferred gains/(losses) on net investment hedges	127	(31)	96	(268)	68	(200)
Amounts excluded from the effectiveness assessment of net investment hedges	6	(2)	4	6	(1)	5
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(4)	1	(3)	(4)	1	(3)
Net deferred gains/(losses) on cash flow hedges	(14)	8	(6)	33	(16)	17
Amounts excluded from the effectiveness assessment of cash flow hedges	7	—	7	6	—	6
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	35	(13)	22	(50)	21	(29)
Net actuarial gains/(losses) arising during the period	(20)	5	(15)	(30)	8	(22)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(8)	3	(5)	(37)	8	(29)

	For the Nine Months Ended
	September 25, 2021			September 26, 2020
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$13	$—	$13	$(309)	$—	$(309)
Net deferred gains/(losses) on net investment hedges	65	(13)	52	(69)	18	(51)
Amounts excluded from the effectiveness assessment of net investment hedges	18	(4)	14	21	—	21
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(12)	3	(9)	(18)	4	(14)
Net deferred gains/(losses) on cash flow hedges	(97)	27	(70)	173	(20)	153
Amounts excluded from the effectiveness assessment of cash flow hedges	21	—	21	18	—	18
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	81	(33)	48	(111)	21	(90)
Net actuarial gains/(losses) arising during the period	78	(20)	58	(30)	8	(22)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(24)	6	(18)	(104)	26	(78)
The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$1	$(1)	$2	Interest expense
Cross-currency contracts(a)	(4)	(5)	(11)	(20)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	14	(5)	34	(16)	Cost of products sold
Foreign exchange contracts(b)	—	—	1	—	SG&A
Cross-currency contracts(b)	15	(49)	30	(104)	Other expense/(income)
Cross-currency contracts(b)	6	4	16	7	Interest expense
Interest rate contracts(c)	—	—	—	2	Interest expense
Losses/(gains) on hedges before income taxes	31	(54)	69	(129)
Losses/(gains) on hedges, income taxes	(12)	22	(30)	25
Losses/(gains) on hedges	$19	$(32)	$39	$(104)
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(3)	$(3)	$(10)	$(9)
Amortization of prior service costs/(credits)(d)	(2)	(31)	(5)	(92)
Settlement and curtailment losses/(gains)(d)	(3)	(3)	(9)	(3)
Losses/(gains) on postemployment benefits before income taxes	(8)	(37)	(24)	(104)
Losses/(gains) on postemployment benefits, income taxes	3	8	6	26
Losses/(gains) on postemployment benefits	$(5)	$(29)	$(18)	$(78)
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
Note 14. Financing Arrangements
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $103 million at September 25, 2021 and approximately $236 million at December 26, 2020 on our condensed consolidated balance sheets related to these arrangements.
Transfers of Financial Assets:
During the fourth quarter of 2020, we entered into a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. No receivables were sold under this accounts receivable factoring program during the three or nine months ended September 25, 2021, and there were no amounts outstanding at September 25, 2021 or December 26, 2020. Any proceeds from the sales of receivables are included in cash flows from operating activities on the condensed consolidated statements of cash flows.
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
Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated amended class action complaint, which was filed on August 14, 2020 and also names 3G Capital, Inc. and several of its subsidiaries and affiliates (“3G Entities”) as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, Company documents, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief. The Company filed a motion to dismiss the consolidated amended class action complaint, which motion the court denied in an order dated August 11, 2021.
In addition, our Employee Benefits Administration Board and certain of The Kraft Heinz Company’s current and former officers and employees are currently defendants in an Employee Retirement Income Security Act (“ERISA”) class action lawsuit, Osborne v. Employee Benefits Administration Board of Kraft Heinz, et al., which is pending in the United States District Court for the Northern District of Illinois. Plaintiffs in the lawsuit purport to represent a class of current and former employees who were participants in and beneficiaries of various retirement plans which were co-invested in a commingled investment fund known as the Kraft Foods Savings Plan Master Trust (the “Master Trust”) during the period of May 4, 2017 through February 21, 2019. An amended complaint was filed on June 28, 2019. The amended complaint alleges violations of Section 502 of ERISA based on alleged breaches of obligations as fiduciaries subject to ERISA by allowing the Master Trust to continue investing in our common stock, and alleges additional breaches of fiduciary duties by current and former officers for their purported failure to monitor Master Trust fiduciaries. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief. The Company filed a motion to dismiss the amended complaint, which motion the court granted in an order dated August 23, 2021, before entering judgment in favor of the Company on September 14, 2021. The plaintiffs filed a notice of appeal on October 13, 2021.

Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are also named as defendants in a stockholder derivative action, In re Kraft Heinz Shareholder Derivative Litigation, which had been previously consolidated in the United States District Court for the Western District of Pennsylvania, and is now pending in the United States District Court for the Northern District of Illinois. That complaint, which was filed on July 31, 2019, asserts state law claims for alleged breaches of fiduciary duties and unjust enrichment, as well as federal claims for contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements and SEC filings, and for implementing cost cutting measures that allegedly damaged the Company. The plaintiffs seek damages in an unspecific amount, attorneys’ fees, and other relief. The court appointed lead plaintiffs and plaintiffs’ counsel on October 21, 2021. We expect the lead plaintiffs to file a consolidated amended complaint.
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
United States Government Investigations:
On September 3, 2021, The Kraft Heinz Company reached a settlement with the SEC, concluding and resolving in its entirety the previously disclosed SEC investigation. Under the terms of the settlement, we, without admitting or denying the findings in the administrative order issued by the SEC, agreed to pay a civil penalty of $62 million and to cease and desist from violations of specified provisions of the federal securities laws and rules promulgated thereunder. We recorded an accrual for the full amount of the penalty in the second quarter of 2021, which was reflected in other current liabilities on the condensed consolidated balance sheet at June 26, 2021 and in SG&A on the condensed consolidated statements of income, and paid the penalty in the third quarter of 2021. As previously disclosed, the United States Attorney’s Office for the Northern District of Illinois (“USAO”) had been reviewing the matter. We have not received any contact from the USAO within the past 18 months.
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

In the first quarter of 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we borrowed $4.0 billion under our Senior Credit Facility. We repaid the full $4.0 billion during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at September 25, 2021, at December 26, 2020, or during the nine months ended September 25, 2021.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. Our Senior Credit Facility requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of September 25, 2021.
The obligations under the Credit Agreement are guaranteed by KHFC in the case of indebtedness and other liabilities of any subsidiary borrower and by The Kraft Heinz Company in the case of indebtedness and other liabilities of any subsidiary borrower and KHFC.
In March 2020, together with KHFC, we entered into an uncommitted revolving credit line agreement, which provides for borrowings up to $300 million. Each borrowing under this uncommitted revolving credit line agreement is due within six months of the disbursement date. In March 2021, we amended the uncommitted revolving credit line agreement to extend the final maturity date of the agreement from June 9, 2021 to June 9, 2022. As of September 25, 2021, no amounts had been drawn on this facility.
See Note 18, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on our borrowing arrangements.

Long-term Debt Transactions:
The table below summarizes our aggregate principal amount of long-term debt outstanding, excluding financing leases, before and after our current year debt transactions, specifically tender offers, debt redemptions, open-market debt repurchases, and debt repayments (in millions):

	Aggregate Principal Amount Outstanding as of December 26, 2020	Tender Offers	Open Market Debt Repurchases	Debt Redemptions	Debt Repayments	Aggregate Principal Amount Outstanding as of September 25, 2021
3.500% senior notes due June 2022(a)	$631	$—	$—	$—	$—	$631
4.000% senior notes due June 2023(a)(d)	447	—	—	447	—	—
3.950% senior notes due July 2025(a)(f)	1,609	812	—	797	—	—
3.000% senior notes due June 2026(a)(c)	2,000	88	36	—	—	1,876
6.375% senior notes due July 2028(b)	235	17	—	—	—	218
4.625% senior notes due January 2029(b)(c)(e)	1,100	345	28	—	—	727
3.750% senior notes due April 2030(b)(c)	1,000	254	3	—	—	743
6.750% senior notes due March 2032(b)	437	66	—	—	—	371
5.000% senior notes due July 2035(b)(c)(e)	1,000	187	15	—	—	798
6.875% senior notes due January 2039(b)(c)(e)	878	29	15	—	—	834
7.125% senior notes due August 2039(b)(c)	931	51	4	—	—	876
4.625% senior notes due October 2039(b)(e)	500	101	—	—	—	399
6.500% senior notes due February 2040(b)(c)(e)	788	39	18	—	—	731
5.000% senior notes due June 2042(b)(c)(e)	2,000	334	68	—	—	1,598
5.200% senior notes due July 2045(c)(e)	2,000	—	144	—	—	1,856
4.375% senior notes due June 2046(c)(e)	3,000	—	97	—	—	2,903
Floating rate senior notes due February 2021(g)	111	—	—	—	111	—
3.125% senior notes due September 2021(g)	34				34	—
Other long-term debt(h)	9,192	—	—	—	—	9,073
Total	$27,893	$2,323	$428	$1,244	$145	$23,634
(a)    Included in the Q1 2021 Tender Offer (defined below).
(b)    Included in the Q2 2021 Tender Offers (defined below).
(c)    Included in the Q2 2021 Repurchases (defined below).
(d)    Included in the Q2 2021 Debt Redemption (defined below).
(e)    Included in the Q3 2021 Repurchases (defined below).
(f)    Included in the Q3 2021 Debt Redemption (defined below).
(g)    Repaid at maturity.
(h)    Represents the aggregate principal amount of all of our long-term debt obligations, excluding finance leases, that were not impacted by current year debt transactions. Foreign-denominated long-term debt is reflected at the foreign currency exchange rate in effect at each period end.

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
Related to the 2021 Tender Offers, we recognized a loss on extinguishment of debt of $362 million within interest expense on the condensed consolidated statement of income for the nine months ended September 25, 2021, which included a loss of $106 million in the first quarter of 2021 related to the Q1 2021 Tender Offer and a loss of $256 million in the second quarter of 2021 related to the Q2 2021 Tender Offers. These losses primarily reflect the payment of early tender premiums and fees associated with the 2021 Tender Offers as well as the write-off of unamortized premiums, debt issuance costs, and discounts. Related to the 2021 Tender Offers, we recognized debt prepayment and extinguishment costs of $369 million on the condensed consolidated statement of cash flows for the nine months ended September 25, 2021, which reflects the $362 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $20 million, unamortized debt issuance costs of $7 million, and unamortized discounts of $6 million.
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
In connection with the 2020 Tender Offer, we recognized a loss on extinguishment of debt of $71 million within interest expense on the condensed consolidated statement of income for the nine months ended September 26, 2020. This loss primarily reflects the payment of early tender premiums and fees associated with the 2020 Tender Offer as well as the write-off of unamortized debt issuance costs, premiums, and discounts. Related to the 2020 Tender Offer, we recognized debt prepayment and extinguishment costs of $68 million on the condensed consolidated statement of cash flows for the nine months ended September 26, 2020, which reflect the $71 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $1 million, unamortized debt issuance costs of $3 million, and unamortized discounts of $1 million.
Open Market Debt Repurchases:
During the nine months ended September 25, 2021, we repurchased approximately $428 million of certain of our senior notes under Rule 10b5-1 plans, including $207 million in the second quarter of 2021 (the “Q2 2021 Repurchases”) and $221 million in the third quarter of 2021 (the “Q3 2021 Repurchases” and, together with the Q2 2021 Repurchases, the “2021 Repurchases”). Refer to the table above to see which senior notes had amounts extinguished as part of the 2021 Repurchases.

In connection with the 2021 Repurchases, we recognized a loss on extinguishment of debt of approximately $80 million within interest expense on the condensed consolidated statement of income for the nine months ended September 25, 2021, which included a loss of $28 million in the second quarter of 2021 related to the Q2 2021 Repurchases and a loss of $52 million in the third quarter of 2021 related to the Q3 2021 Repurchases. These losses primarily reflect the payment of premiums associated with the repurchases as well as the write-off of unamortized debt issuance costs, premiums, and discounts. Related to the 2021 Repurchases, we recognized debt prepayment and extinguishment costs of $82 million on the condensed consolidated statement of cash flows for the nine months ended September 25, 2021, which reflect the $80 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $5 million, unamortized discounts of $1 million, and unamortized debt issuance costs of $2 million.
In the third quarter of 2021, we initiated purchase transactions for approximately $44 million aggregate principal amount of certain of our senior notes due in February 2040, July 2045, and June 2046, which settled in the fourth quarter of 2021. These notes were included in the current portion of long-term debt on our condensed consolidated balance sheet at September 25, 2021. Our condensed consolidated financial statements as of September 25, 2021 do not reflect the extinguishment of these notes as they occurred in the fourth quarter of 2021.
Debt Redemptions:
2021 Debt Redemptions
In April 2021, KHFC issued a notice of redemption of all of its 4.000% senior notes due June 2023, effective May 1, 2021 (the “Q2 2021 Debt Redemption”). Prior to the redemption, approximately $447 million aggregate principal amount was outstanding.
In June 2021, KHFC issued a notice of redemption of all of its 3.950% senior notes due July 2025, effective July 14, 2021 (the “Q3 2021 Debt Redemption” and, together with the Q2 2021 Debt Redemption, the “2021 Debt Redemptions”). Prior to the redemption, approximately $797 million aggregate principal amount was outstanding.
In connection with the 2021 Debt Redemptions, we recognized a loss on extinguishment of debt of $129 million within interest expense on the condensed consolidated statement of income for the nine months ended September 25, 2021, which included a loss of $34 million in the second quarter of 2021 related to the Q2 2021 Debt Redemption and a loss of $95 million in the third quarter of 2021 related to the Q3 2021 Debt Redemption. These losses primarily reflect the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. Related to the 2021 Debt Redemptions, we recognized debt prepayment and extinguishment costs of $126 million on the condensed consolidated statement of cash flows for the nine months ended September 25, 2021, which reflect the $129 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $3 million.
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
In connection with the 2020 Debt Redemptions, we recognized a loss on extinguishment of debt of $38 million within interest expense on the condensed consolidated statement of income for the nine months ended September 26, 2020. This loss primarily reflects the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. Related to the 2020 Debt Redemptions, we recognized debt prepayment and extinguishment costs of $33 million on the consolidated statement of cash flows for the nine months ended September 26, 2020, which reflect the $38 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $5 million.
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
In September 2021, we repaid $34 million aggregate principal amount of senior notes that matured in the period.
In February 2020, we repaid $405 million aggregate principal amount of senior notes that matured in the period.
In July 2020, we repaid $200 million aggregate principal amount of senior notes and 500 million Canadian dollars aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At September 25, 2021, the aggregate fair value of our total debt was $28.4 billion as compared with a carrying value of $24.0 billion. At December 26, 2020, the aggregate fair value of our total debt was $32.1 billion as compared with a carrying value of $28.3 billion. Our short-term debt had a carrying value that approximated its fair value at September 25, 2021 and December 26, 2020. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 16. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$733	$597	$1,269	$(676)
Weighted average shares of common stock outstanding	1,225	1,223	1,224	1,222
Net earnings/(loss)	$0.60	$0.49	$1.04	$(0.55)
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$733	$597	$1,269	$(676)
Weighted average shares of common stock outstanding	1,225	1,223	1,224	1,222
Effect of dilutive equity awards	11	6	11	—
Weighted average shares of common stock outstanding, including dilutive effect	1,236	1,229	1,235	1,222
Net earnings/(loss)	$0.59	$0.49	$1.03	$(0.55)
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. We had net losses attributable to common shareholders for the nine months ended September 26, 2020. Therefore, we have excluded the dilutive effects of equity awards for the nine months ended September 26, 2020 as their inclusion would have had an anti-dilutive effect on EPS. Anti-dilutive shares were 8 million for the three months and 7 million for the nine months ended September 25, 2021 and 8 million for the three months and 16 million for the nine months ended September 26, 2020.
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

Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales:
United States	$4,521	$4,710	$13,867	$14,122
International	1,383	1,325	4,190	3,931
Canada	420	406	1,276	1,193
Total net sales	$6,324	$6,441	$19,333	$19,246
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Segment Adjusted EBITDA:
United States	$1,173	$1,363	$3,827	$4,050
International	252	277	821	797
Canada	100	103	304	268
General corporate expenses	(46)	(76)	(187)	(234)
Depreciation and amortization (excluding restructuring activities)	(228)	(232)	(677)	(722)
Restructuring activities	(15)	(8)	(52)	(12)
Deal costs	(2)	(9)	(8)	(9)
Unrealized gains/(losses) on commodity hedges	(27)	70	12	(47)
Impairment losses	—	(300)	(343)	(3,399)
Certain non-ordinary course legal and regulatory matters	—	—	(62)	—
Equity award compensation expense (excluding restructuring activities)	(51)	(41)	(155)	(114)
Operating income/(loss)	1,156	1,147	3,480	578
Interest expense	415	314	1,443	1,066
Other expense/(income)	(138)	(73)	(191)	(232)
Income/(loss) before income taxes	$879	$906	$2,228	$(256)
Net sales by platform were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Taste Elevation	$1,873	$1,836	$5,709	$5,318
Fast Fresh Meals	1,590	1,561	4,674	4,668
Easy Meals Made Better	1,236	1,159	3,541	3,585
Real Food Snacking	332	598	1,454	1,682
Flavorful Hydration	440	437	1,345	1,276
Easy Indulgent Desserts	246	244	710	693
Other	607	606	1,900	2,024
Total net sales	$6,324	$6,441	$19,333	$19,246

Net sales by product category were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Condiments and sauces	$1,789	$1,696	$5,432	$5,030
Cheese and dairy	1,217	1,226	3,645	3,636
Ambient foods	724	691	2,059	2,128
Frozen and chilled foods	666	669	1,997	1,929
Meats and seafood	679	637	1,958	1,871
Refreshment beverages	443	438	1,352	1,281
Coffee	200	218	614	808
Infant and nutrition	115	113	341	338
Desserts, toppings and baking	277	274	801	780
Nuts and salted snacks	6	250	458	754
Other	208	229	676	691
Total net sales	$6,324	$6,441	$19,333	$19,246
Note 18. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Amortization of prior service costs/(credits)	$(2)	$(31)	$(5)	$(92)
Net pension and postretirement non-service cost/(benefit)(a)	(55)	(45)	(162)	(131)
Loss/(gain) on sale of business(b)	(76)	—	(11)	2
Interest income	(4)	(6)	(13)	(23)
Foreign exchange losses/(gains)	(26)	57	(56)	81
Derivative losses/(gains)	23	(50)	54	(77)
Other miscellaneous expense/(income)	2	2	2	8
Other expense/(income)	$(138)	$(73)	$(191)	$(232)
(a) Excludes amortization of prior service costs/(credits).
(b) Includes a gain on the remeasurement of a disposal group that was reclassified as held and used in the third quarter of 2021.
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
Other expense/(income) was $138 million of income for the three months ended September 25, 2021 compared to $73 million of income for the three months ended September 26, 2020. This change was primarily driven by a $26 million net foreign exchange gain in the third quarter of 2021 compared to a $57 million net foreign exchange loss in the third quarter of 2020, a $76 million net gain on sales of businesses in the third quarter of 2021, primarily related to a business in our International segment that no longer met the held for sale criteria, and a $10 million increase in net pension and postretirement non-service benefits as compared to the prior year period. These impacts were partially offset by a $23 million net loss on derivative activities in the third quarter of 2021 compared to a $50 million net gain on derivative activities in the third quarter of 2020 and a $29 million decrease in amortization of prior service credits as compared to the prior year period.

Other expense/(income) was $191 million of income for the nine months ended September 25, 2021 compared to $232 million of income for the nine months ended September 26, 2020. This change was primarily driven by a $54 million net loss on derivative activities in 2021 compared to a $77 million net gain on derivative activities in 2020, and an $87 million decrease in amortization of prior service credits as compared to the prior year period. These impacts were partially offset by a $56 million net foreign exchange gain in 2021 compared to an $81 million net foreign exchange loss in 2020, a $31 million increase in net pension and postretirement non-service benefits as compared to the prior year period, and an $11 million net gain on sales of businesses in 2021 compared to a $2 million net loss on sales of businesses in 2020.

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
See Note 17, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $265 million and intangible asset impairment losses of $78 million for the nine months ended September 25, 2021 compared to goodwill impairment losses of $2.3 billion and intangible asset impairment losses of $1.1 billion for the nine months ended September 26, 2020. See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information on these impairment losses.
COVID-19 Impacts:
We have been actively monitoring the impact of COVID-19 on our business. During the nine months ended September 26, 2020, particularly in March and April 2020, we experienced consolidated net sales growth as higher demand for our retail products more than offset declines in our foodservice business. During the nine months ended September 25, 2021, we continued to experience strong retail demand compared to pre-pandemic periods. However, retail consumption declined when compared to the comparable 2020 period based on the strong consumer demand early on in the COVID-19 pandemic, particularly in March and April 2020. In the second and third quarters of 2021, our foodservice business experienced increased consumer demand compared to the comparable prior year periods, which were negatively impacted by the COVID-19 pandemic. We continue to see decreased foodservice demand in certain parts of our global business, including the United States and Canada, compared to pre-pandemic periods. COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.
See Liquidity and Capital Resources for additional information related to the impact of COVID-19 on our overall results. For information related to the impact of COVID-19 on our segment results see Results of Operations by Segment.
Inflation and Supply Chain Impacts:
During the nine months ended September 25, 2021, we experienced higher than expected commodity costs and supply chain costs, including logistics, procurement, and manufacturing costs, largely due to inflationary pressures. We expect this cost inflation to remain elevated through the remainder of 2021 and to continue into at least the first half of 2022. While these costs have a negative impact on our results of operations, we are currently managing and expect to continue to manage the impact of this inflation through pricing actions and efficiency gains. However, we expect that there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Currently, we expect to experience high-single-digit gross cost inflation as a percentage of cost of products sold in the second half of 2021, though this is an estimate and could change as circumstances evolve.
Additionally, given the increased demand for our products, we have experienced capacity constraints for certain products when demand has exceeded our current manufacturing capacity. As discussed in Liquidity and Capital Resources, we are working to expand capacity through increased capital investments. However, until these capacity constraints are alleviated, these constraints have the potential to impact our service levels, market share, financial condition, results of operations, or cash flows.
While we have not experienced any material labor shortage to date, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our workers, or labor shortages in our supply chain could result in increased costs and impact our ability to meet consumer demand, which could negatively affect our financial condition, results of operations, or cash flows.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	September 25, 2021	September 26, 2020	% Change	September 25, 2021	September 26, 2020	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,324	$6,441	(1.8)%	$19,333	$19,246	0.5%
Operating income/(loss)	1,156	1,147	0.8%	3,480	578	502.3%
Net income/(loss)	736	598	23.2%	1,279	(673)	289.9%
Net income/(loss) attributable to common shareholders	733	597	23.0%	1,269	(676)	287.6%
Diluted EPS	0.59	0.49	20.4%	1.03	(0.55)	287.3%
Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	September 25, 2021	September 26, 2020	% Change	September 25, 2021	September 26, 2020	% Change
	(in millions)			(in millions)
Net sales	$6,324	$6,441	(1.8)%	$19,333	$19,246	0.5%
Organic Net Sales(a)	6,260	6,182	1.3%	18,566	18,466	0.5%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 25, 2021 Compared to the Three Months Ended September 26, 2020:
Net sales decreased 1.8% to $6.3 billion for the three months ended September 25, 2021 compared to $6.4 billion for the three months ended September 26, 2020, including the unfavorable impact of divestitures (4.0 pp) and the favorable impact of foreign currency (0.9 pp). Organic Net Sales increased 1.3% to $6.3 billion for the three months ended September 25, 2021 compared to $6.2 billion for the three months ended September 26, 2020, primarily driven by higher pricing (1.5 pp), which more than offset unfavorable volume/mix (0.2 pp). Pricing was higher across all segments, while volume/mix was unfavorable in our Canada and United States segments and flat in our International segment.
Nine Months Ended September 25, 2021 Compared to the Nine Months Ended September 26, 2020:
Net sales increased 0.5% to $19.3 billion for the nine months ended September 25, 2021 compared to $19.2 billion for the nine months ended September 26, 2020, including the favorable impact of foreign currency (1.6 pp) and the unfavorable impact of divestitures (1.6 pp). Organic Net Sales increased 0.5% to $18.6 billion for the nine months ended September 25, 2021 compared to $18.5 billion for the nine months ended September 26, 2020, driven by higher pricing (1.5 pp), which more than offset unfavorable volume/mix (1.0 pp). Pricing was higher across all segments, while volume/mix was unfavorable across all segments.
Net Income/(Loss):

	For the Three Months Ended			For the Nine Months Ended
	September 25, 2021	September 26, 2020	% Change	September 25, 2021	September 26, 2020	% Change
	(in millions)			(in millions)
Operating income/(loss)	$1,156	$1,147	0.8%	3,480	578	502.3%
Net income/(loss)	736	598	23.2%	1,279	(673)	289.9%
Net income/(loss) attributable to common shareholders	733	597	23.0%	1,269	(676)	287.6%
Adjusted EBITDA(a)	1,479	1,667	(11.3)%	4,765	4,881	(2.4)%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 25, 2021 Compared to the Three Months Ended September 26, 2020:
Operating income/(loss) increased to $1.2 billion for the three months ended September 25, 2021 compared to $1.1 billion for the three months ended September 26, 2020, primarily driven by a $300 million non-cash goodwill impairment loss in the prior year period related to the Cheese Transaction, and efficiency gains, higher Organic Net Sales, and lower general corporate expenses. These increases to operating income/(loss) more than offset higher supply chain costs, reflecting inflationary pressure in logistics, procurement, and manufacturing costs; higher commodity costs, including key commodity (which we define as dairy, meat, and coffee) and packaging costs; unrealized losses on commodity hedges in the current year period compared to unrealized gains on commodity hedges in the prior year period; and the unfavorable impact of divestitures.
Net income/(loss) increased 23.2% to $736 million for the three months ended September 25, 2021 compared to $598 million for the three months ended September 26, 2020. This increase was driven by lower tax expense, favorable changes in other expense/(income), and the operating income/(loss) factors discussed above, which more than offset higher interest expense.
•Our effective tax rate for the three months ended September 25, 2021 was an expense of 16.2% on pre-tax income. Our effective tax rate was impacted by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable net discrete items, primarily the tax impact related to a business in our International segment that no longer met the held for sale criteria and the revaluation of our deferred tax balances due to changes in state tax rates. Our effective tax rate for the three months ended September 26, 2020 was an expense of 34.1% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the revaluation of our deferred tax balances due to changes in international tax laws (7.8%) and non-deductible goodwill impairment (7.1%) related to the Cheese Transaction. These impacts were partially offset by the reversal of uncertain tax position reserves in the U.S. and certain state jurisdictions and favorable changes in estimates of certain 2019 U.S. income and deductions.
•Other expense/(income) was $138 million of income for the three months ended September 25, 2021 compared to $73 million of income for the three months ended September 26, 2020. This change was primarily driven by a $26 million net foreign exchange gain in the third quarter of 2021 compared to a $57 million net foreign exchange loss in the third quarter of 2020, a $76 million net gain on sales of businesses in the third quarter of 2021, primarily related to a business in our International segment that no longer met the held for sale criteria, and a $10 million increase in net pension and postretirement non-service benefits as compared to the prior year period. These impacts were partially offset by a $23 million net loss on derivative activities in the third quarter of 2021 compared to a $50 million net gain on derivative activities in the third quarter of 2020 and a $29 million decrease in amortization of prior service credits as compared to the prior year period.
•Interest expense was $415 million for the three months ended September 25, 2021 compared to $314 million for the three months ended September 26, 2020. This increase was primarily driven by a $147 million loss on extinguishment of debt recognized in the current year period in connection with the Q3 2021 Debt Redemption and the Q3 2021 Repurchases. The remaining change in interest expense was a decrease compared to the prior year period as our long-term debt balance was reduced through tender offers, redemptions, repurchases, and repayments.
Adjusted EBITDA decreased 11.3% to $1.5 billion for the three months ended September 25, 2021 compared to $1.7 billion for the three months ended September 26, 2020, as lower Adjusted EBITDA in the United States, International, and Canada segments more than offset lower general corporate expenses and the favorable impact of foreign currency (0.6 pp).
Nine Months Ended September 25, 2021 Compared to the Nine Months Ended September 26, 2020:
Operating income/(loss) increased to $3.5 billion for the nine months ended September 25, 2021 compared to $578 million for the nine months ended September 26, 2020, primarily driven by lower non-cash impairment losses in the current year period. Non-cash impairment losses were $343 million for the nine months ended September 25, 2021 compared to $3.4 billion for the nine months ended September 26, 2020. The remaining change in operating income/(loss) was a decrease of $154 million, primarily due to higher supply chain costs, reflecting inflationary pressure in logistics, procurement, and manufacturing costs; higher commodity costs, including key commodity and packaging costs; costs relating to the settlement of the previously disclosed SEC investigation; and the unfavorable impact of divestitures. These decreases to operating income/(loss) more than offset efficiency gains, higher Organic Net Sales, unrealized gains on commodity hedges in the current year period compared to unrealized losses on commodity hedges in the prior year period, lower depreciation and amortization expense, lower general corporate expenses, and the favorable impact of foreign currency.

Net income/(loss) increased 289.9% to income of $1.3 billion for the nine months ended September 25, 2021 compared to a loss of $673 million for the nine months ended September 26, 2020. This increase was driven by the operating income/(loss) factors discussed above (primarily lower non-cash impairment losses in the current year period), which more than offset higher tax expense, higher interest expense, and unfavorable changes in other expense/(income).
•Our effective tax rate for the nine months ended September 25, 2021 was an expense of 42.6% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the tax impact related to the Nuts Transaction (13.0%), the revaluation of our deferred tax balances due to changes in international and state tax rates (9.0%), mainly an increase in U.K. tax rates, and non-deductible goodwill impairments (3.2%). These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and foreign jurisdictions. Our effective tax rate for the nine months ended September 26, 2020 was an expense of 163.1% on pre-tax losses. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily related to non-deductible goodwill impairments (202.8%) and the revaluation of our deferred tax balances due to changes in international tax laws. These impacts were partially offset by the impact of certain net discrete items, including the favorable impact of establishing certain deferred tax assets for state tax deductions.
•Interest expense was $1.4 billion for the nine months ended September 25, 2021 compared to $1.1 billion for the nine months ended September 26, 2020. This increase was primarily driven by a $571 million loss on extinguishment of debt recognized in the current year period in connection with the 2021 Tender Offers, the 2021 Debt Redemptions, and the 2021 Repurchases compared to a $109 million loss on extinguishment of debt recognized in the prior year in connection with the 2020 Tender Offer and 2020 Debt Redemptions, as well as $22 million of interest expense related to the $4.0 billion drawn on our Senior Credit Facility in the first quarter of 2020 and repaid in the second quarter of 2020. The remaining change in interest expense was a decrease compared to the prior year period as our long-term debt balance was reduced through tender offers, redemptions, repurchases, and repayments.
•Other expense/(income) was $191 million of income for the nine months ended September 25, 2021 compared to $232 million of income for the nine months ended September 26, 2020. This change was primarily driven by a $54 million net loss on derivative activities in 2021 compared to a $77 million net gain on derivative activities in 2020, and an $87 million decrease in amortization of prior service credits as compared to the prior year period. These impacts were partially offset by a $56 million net foreign exchange gain in 2021 compared to an $81 million net foreign exchange loss in 2020, a $31 million increase in net pension and postretirement non-service benefits as compared to the prior year period, and an $11 million net gain on sales of businesses in 2021 compared to a $2 million net loss on sales of businesses in 2020.
Adjusted EBITDA decreased 2.4% to $4.8 billion for the nine months ended September 25, 2021 compared to $4.9 billion for the nine months ended September 26, 2020, including the favorable impact of foreign currency (1.2 pp). Lower Adjusted EBITDA in the United States more than offset lower general corporate expenses and Adjusted EBITDA growth in our Canada and International segments.
Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	September 25, 2021	September 26, 2020	% Change	September 25, 2021	September 26, 2020	% Change
	(in millions, except per share data)
Diluted EPS	$0.59	$0.49	20.4%	$1.03	$(0.55)	287.3%
Adjusted EPS(a)	0.65	0.70	(7.1)%	2.15	2.09	2.9%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 25, 2021 Compared to the Three Months Ended September 26, 2020:
Diluted EPS increased 20.4% to $0.59 for the three months ended September 25, 2021 compared to $0.49 for the three months ended September 26, 2020, primarily driven by the net income/(loss) factors discussed above.

	For the Three Months Ended
	September 25, 2021	September 26, 2020	$ Change	% Change
Diluted EPS	$0.59	$0.49	$0.10	20.4%
Restructuring activities	0.01	0.01	—
Unrealized losses/(gains) on commodity hedges	0.02	(0.04)	0.06
Impairment losses	—	0.24	(0.24)
Losses/(gains) on sale of business(a)	(0.06)	—	(0.06)
Debt prepayment and extinguishment costs	0.09	—	0.09
Adjusted EPS(a)	$0.65	$0.70	$(0.05)	(7.1)%

Key drivers of change in Adjusted EPS(b):
Results of operations			$(0.09)
Results of divested operations			(0.03)
Interest expense			0.02
Other expense/(income)			(0.01)
Effective tax rate			0.06
			$(0.05)
(a) Includes a gain on the remeasurement of a disposal group that was reclassified as held and used in the third quarter of 2021. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information.
(b)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 7.1% to $0.65 for the three months ended September 25, 2021 compared to $0.70 for the three months ended September 26, 2020 primarily due to lower Adjusted EBITDA, higher equity award compensation expense, and unfavorable changes in other expense/(income), which more than offset lower taxes on adjusted earnings and lower interest expense.

Nine Months Ended September 25, 2021 Compared to the Nine Months Ended September 26, 2020:
Diluted EPS increased 287.3% to earnings of $1.03 for the nine months ended September 25, 2021 compared to a loss of $0.55 for the nine months ended September 26, 2020 primarily driven by the net income/(loss) factors discussed above.

	For the Nine Months Ended
	September 25, 2021	September 26, 2020	$ Change	% Change
Diluted EPS	$1.03	$(0.55)	$1.58	287.3%
Restructuring activities	0.03	0.01	0.02
Unrealized losses/(gains) on commodity hedges	(0.01)	0.03	(0.04)
Impairment losses	0.26	2.60	(2.34)
Certain non-ordinary course legal and regulatory matters	0.05	—	0.05
Losses/(gains) on sale of business(a)	0.23	—	0.23
Debt prepayment and extinguishment costs	0.37	0.07	0.30
Discrete income tax items	0.19	(0.07)	0.26
Adjusted EPS(a)	$2.15	$2.09	$0.06	2.9%

Key drivers of change in Adjusted EPS(b):
Results of operations			$(0.03)
Results of divested operations			(0.04)
Interest expense			0.05
Other expense/(income)			(0.04)
Effective tax rate			0.14
Effect of dilutive equity awards(c)			(0.02)
			$0.06
(a) Includes a gain on the remeasurement of a disposal group that was reclassified as held and used in the third quarter of 2021. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information.
(b)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(c)     Represents the impact of excluding the dilutive effects of equity awards for the nine months ended September 26, 2020 as their inclusion would have had an anti-dilutive effect on EPS due to net losses attributable to common shareholders for the same period.
Adjusted EPS increased 2.9% to $2.15 for the nine months ended September 25, 2021 compared to $2.09 for the nine months ended September 26, 2020 primarily driven by lower taxes on adjusted earnings, lower interest expense, and lower depreciation and amortization costs, which more than offset lower Adjusted EBITDA, unfavorable changes in other expense/(income), and higher equity award compensation expense.
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
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in net income/(loss), rather than accumulated other comprehensive income/(losses) on the condensed consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. The exchange gains and losses from remeasurement are recorded in current net income and are classified within other expense/(income), as nonmonetary currency devaluation. See Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 26, 2020, for additional information.

Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in millions)
Net sales:
United States	$4,521	$4,710	$13,867	$14,122
International	1,383	1,325	4,190	3,931
Canada	420	406	1,276	1,193
Total net sales	$6,324	$6,441	$19,333	$19,246
Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in millions)
Organic Net Sales(a):
United States	$4,521	$4,464	$13,421	$13,377
International	1,344	1,314	3,970	3,900
Canada	395	404	1,175	1,189
Total Organic Net Sales	$6,260	$6,182	$18,566	$18,466
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three and nine months ended September 25, 2021 compared to the three and nine months ended September 26, 2020 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
United States	(4.0)%	0.0 pp	(5.3) pp	1.3%	1.4 pp	(0.1) pp
International	4.4%	2.6 pp	(0.4) pp	2.2%	2.2 pp	0.0 pp
Canada	3.4%	5.7 pp	(0.4) pp	(1.9)%	0.2 pp	(2.1) pp
Kraft Heinz	(1.8)%	0.9 pp	(4.0) pp	1.3%	1.5 pp	(0.2) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Nine Months Ended
United States	(1.8)%	0.0 pp	(2.1) pp	0.3%	1.3 pp	(1.0) pp
International	6.6%	5.0 pp	(0.2) pp	1.8%	2.1 pp	(0.3) pp
Canada	7.0%	8.3 pp	(0.1) pp	(1.2)%	2.2 pp	(3.4) pp
Kraft Heinz	0.5%	1.6 pp	(1.6) pp	0.5%	1.5 pp	(1.0) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
	(in millions)
Segment Adjusted EBITDA:
United States	$1,173	$1,363	$3,827	$4,050
International	252	277	821	797
Canada	100	103	304	268
General corporate expenses	(46)	(76)	(187)	(234)
Depreciation and amortization (excluding restructuring activities)	(228)	(232)	(677)	(722)
Restructuring activities	(15)	(8)	(52)	(12)
Deal costs	(2)	(9)	(8)	(9)
Unrealized gains/(losses) on commodity hedges	(27)	70	12	(47)
Impairment losses	—	(300)	(343)	(3,399)
Certain non-ordinary course legal and regulatory matters	—	—	(62)	—
Equity award compensation expense (excluding restructuring activities)	(51)	(41)	(155)	(114)
Operating income/(loss)	1,156	1,147	3,480	578
Interest expense	415	314	1,443	1,066
Other expense/(income)	(138)	(73)	(191)	(232)
Income/(loss) before income taxes	$879	$906	$2,228	$(256)
United States:

	For the Three Months Ended			For the Nine Months Ended
	September 25, 2021	September 26, 2020	% Change	September 25, 2021	September 26, 2020	% Change
	(in millions)			(in millions)
Net sales	$4,521	$4,710	(4.0)%	$13,867	$14,122	(1.8)%
Organic Net Sales(a)	4,521	4,464	1.3%	13,421	13,377	0.3%
Segment Adjusted EBITDA	1,173	1,363	(14.0)%	3,827	4,050	(5.5)%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 25, 2021 Compared to the Three Months Ended September 26, 2020:
Net sales decreased 4.0% to $4.5 billion for the three months ended September 25, 2021 compared to $4.7 billion for the three months ended September 26, 2020, including the unfavorable impact of divestitures (5.3 pp). Organic Net Sales increased 1.3% to $4.5 billion for the three months ended September 25, 2021 compared to $4.5 billion for the three months ended September 26, 2020, driven by higher pricing (1.4 pp), which more than offset unfavorable volume/mix (0.1 pp). Higher pricing was primarily driven by increases to reflect inflation-justified pricing. Unfavorable volume/mix was primarily due to unfavorable changes in retail inventory levels and extraordinary COVID-19-related retail takeaway in the prior year period, which more than offset higher foodservice sales in the current year period.
Segment Adjusted EBITDA decreased 14.0% to $1.2 billion for the three months ended September 25, 2021 compared to $1.4 billion for the three months ended September 26, 2020, as higher commodity costs, including key commodity and packaging costs; higher supply chain costs, reflecting inflationary pressure in logistics, procurement, and manufacturing costs; the impact of the Nuts Transaction; and unfavorable mix more than offset higher pricing and efficiency gains.

Nine Months Ended September 25, 2021 Compared to the Nine Months Ended September 26, 2020:
Net sales decreased 1.8% to $13.9 billion for the nine months ended September 25, 2021 compared to $14.1 billion for the nine months ended September 26, 2020, including the unfavorable impact of divestitures (2.1 pp). Organic Net Sales increased 0.3% to $13.4 billion for the nine months ended September 25, 2021 compared to $13.4 billion for the nine months ended September 26, 2020, driven by higher pricing (1.3 pp), which more than offset unfavorable volume/mix (1.0 pp). Higher pricing was primarily driven by increases to reflect inflation-justified pricing. Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway and the negative impact from exiting the McCafé licensing agreement, both in the prior year period, which more than offset higher foodservice sales and favorable changes in retail inventory levels versus the prior year period.
Segment Adjusted EBITDA decreased 5.5% to $3.8 billion for the nine months ended September 25, 2021 compared to $4.1 billion for the nine months ended September 26, 2020, as higher supply chain costs, reflecting inflationary pressure in logistics, procurement, and manufacturing costs, higher commodity costs, including key commodity and packaging costs, the impact of the Nuts Transaction, and lower volume more than offset higher pricing and efficiency gains.
International:

	For the Three Months Ended			For the Nine Months Ended
	September 25, 2021	September 26, 2020	% Change	September 25, 2021	September 26, 2020	% Change
	(in millions)			(in millions)
Net sales	$1,383	$1,325	4.4%	$4,190	$3,931	6.6%
Organic Net Sales(a)	1,344	1,314	2.2%	3,970	3,900	1.8%
Segment Adjusted EBITDA	252	277	(9.1)%	821	797	3.0%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 25, 2021 Compared to the Three Months Ended September 26, 2020:
Net sales increased 4.4% to $1.4 billion for the three months ended September 25, 2021 compared to $1.3 billion for the three months ended September 26, 2020, including the favorable impact of foreign currency (2.6 pp) and the unfavorable impact of divestitures (0.4 pp). Organic Net Sales increased 2.2% to $1.3 billion for the three months ended September 25, 2021 compared to $1.3 billion for the three months ended September 26, 2020, driven by higher pricing (2.2 pp), while volume/mix was flat. Higher pricing included increases across markets. Flat volume/mix was primarily due to declines in China, which offset higher foodservice sales in the current year period.
Segment Adjusted EBITDA decreased 9.1% to $252 million for the three months ended September 25, 2021 compared to $277 million for the three months ended September 26, 2020, primarily due to higher supply chain costs, reflecting inflationary pressure in manufacturing, procurement, and logistics; higher commodity costs; and declines in China, which more than offset efficiency gains, higher pricing, and the favorable impact of foreign currency (2.2 pp).
Nine Months Ended September 25, 2021 Compared to the Nine Months Ended September 26, 2020:
Net sales increased 6.6% to $4.2 billion for the nine months ended September 25, 2021 compared to $3.9 billion for the nine months ended September 26, 2020, including the favorable impact of foreign currency (5.0 pp) and the unfavorable impact of divestitures (0.2 pp). Organic Net Sales increased 1.8% to $4.0 billion for the nine months ended September 25, 2021 compared to $3.9 billion for the nine months ended September 26, 2020, driven by higher pricing (2.1 pp), which more than offset unfavorable volume/mix (0.3 pp). Higher pricing included increases across markets. Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway in the prior year period and declines in China, which more than offset higher foodservice sales in the current year period.
Segment Adjusted EBITDA increased 3.0% to $821 million for the nine months ended September 25, 2021 compared to $797 million for the nine months ended September 26, 2020, primarily driven by efficiency gains, higher pricing, and the favorable impact of foreign currency (5.0 pp), which more than offset higher supply chain costs, reflecting inflationary pressure in procurement, manufacturing, and logistics; higher commodity costs; and lower volume.

Canada:

	For the Three Months Ended			For the Nine Months Ended
	September 25, 2021	September 26, 2020	% Change	September 25, 2021	September 26, 2020	% Change
	(in millions)			(in millions)
Net sales	$420	$406	3.4%	$1,276	$1,193	7.0%
Organic Net Sales(a)	395	404	(1.9)%	1,175	1,189	(1.2)%
Segment Adjusted EBITDA	100	103	(2.1)%	304	268	13.4%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 25, 2021 Compared to the Three Months Ended September 26, 2020:
Net sales increased 3.4% to $420 million for the three months ended September 25, 2021 compared to $406 million for the three months ended September 26, 2020 including the favorable impact of foreign currency (5.7 pp) and the unfavorable impact of divestitures (0.4 pp). Organic Net Sales decreased 1.9% to $395 million for the three months ended September 25, 2021 compared to $404 million for the three months ended September 26, 2020, due to unfavorable volume/mix (2.1 pp), which more than offset higher pricing (0.2 pp). Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway in the prior year period, which more than offset higher foodservice sales in the current year period. Pricing was higher primarily driven by increases in foodservice and condiments and sauces due, in part, to inflation, which more than offset higher promotional costs versus the prior year.
Segment Adjusted EBITDA decreased 2.1% to $100 million for the three months ended September 25, 2021 compared to $103 million for the three months ended September 26, 2020, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing, and lower volume, which more than offset efficiency gains and the favorable impact of foreign currency (5.3 pp).
Nine Months Ended September 25, 2021 Compared to the Nine Months Ended September 26, 2020:
Net sales increased 7.0% to $1.3 billion for the nine months ended September 25, 2021 compared to $1.2 billion for the nine months ended September 26, 2020 including the favorable impact of foreign currency (8.3 pp) and the unfavorable impact of divestitures (0.1 pp). Organic Net Sales decreased 1.2% to $1.2 billion for the nine months ended September 25, 2021 compared to $1.2 billion for the nine months ended September 26, 2020, due to unfavorable volume/mix (3.4 pp), which more than offset higher pricing (2.2 pp). Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway in the prior year period, which more than offset higher foodservice sales in the current year period. Pricing was higher primarily driven by increases in foodservice and condiments and sauces due, in part, to inflation.
Segment Adjusted EBITDA increased 13.4% to $304 million for the nine months ended September 25, 2021 compared to $268 million for the nine months ended September 26, 2020, primarily driven by efficiency gains, higher pricing, and the favorable impact of foreign currency (9.0 pp), which more than offset lower volume and higher supply chain costs, reflecting inflationary pressure in manufacturing, procurement, and logistics.
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
We believe that cash generated from our operating activities and Senior Credit Facility will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations, payment of our anticipated quarterly dividends, planned capital expenditures, restructuring expenditures, and contributions to our postemployment benefit plans for the next 12 months and to fund our announced acquisitions. An additional potential source of liquidity is access to capital markets. We intend to use our cash on hand for daily funding requirements.

In the second quarter of 2021, we received approximately $3.4 billion of cash consideration following the closing of the Nuts Transaction. In connection with the Nuts Transaction, we paid approximately $525 million of cash taxes in the third quarter of 2021, and we expect to pay additional cash taxes of approximately $175 million in the fourth quarter of 2021, primarily to U.S. federal and state tax authorities. We primarily utilized the post-tax transaction proceeds, along with cash on hand, to fund opportunistic repayments of long-term debt, including the Q2 2021 Tender Offers, the Q3 2021 Debt Redemption, and the Q3 2021 Repurchases. See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on these debt transactions.
Cash Flow Activity for the Nine Months Ended September 25, 2021 Compared to the Nine Months Ended September 26, 2020:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.4 billion for the nine months ended September 25, 2021 compared to $3.3 billion for the nine months ended September 26, 2020. This decrease was primarily driven by higher cash tax payments on divestitures in 2021 related to the Nuts Transaction, higher cash outflows for variable compensation in 2021 compared to 2020, higher cash outflows from increased promotional activity versus the prior year period, and lower Adjusted EBITDA. These impacts were partially offset by lower cash outflows for inventories and favorable changes in accounts payable compared to the prior year, largely due to the timing of purchases and favorable payment terms.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $2.7 billion for the nine months ended September 25, 2021 compared to net cash used for investing activities of $362 million for the nine months ended September 26, 2020. This change was primarily driven by proceeds from the Nuts Transaction in the current year, partially offset by higher capital expenditures in 2021 compared to 2020. We expect 2021 capital expenditures to be approximately $1.0 billion as compared to 2020 capital expenditures of $596 million. This increase is primarily due to increased capital investments, largely for capacity expansion, and the COVID-19 pandemic, which caused delays in our planned 2020 projects and spend. Given the continuing COVID-19 pandemic, our estimates of 2021 capital expenditures are subject to change.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $6.3 billion for the nine months ended September 25, 2021 compared to $2.5 billion for the nine months ended September 26, 2020. This change was primarily due to prior year proceeds from issuance of the 2020 Notes and higher debt prepayment and extinguishment costs as well as higher cash outflows related to equity awards in 2021 compared to 2020. These impacts were partially offset by lower repayments of long-term debt in the current year. See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our debt repayments and 2020 Notes.
Cash Held by International Subsidiaries:
Of the $2.3 billion cash and cash equivalents on our condensed consolidated balance sheet at September 25, 2021, $1.2 billion was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $20 million on approximately $350 million of historic earnings at September 25, 2021 and a deferred tax liability of approximately $20 million on approximately $300 million of historic earnings at December 26, 2020. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $785 million at September 25, 2021 and $740 million at December 26, 2020.

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
In the first quarter of 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we borrowed $4.0 billion under our Senior Credit Facility. We repaid the full $4.0 billion during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at September 25, 2021, at December 26, 2020, or during the nine months ended September 25, 2021.
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants during the nine months ended September 25, 2021.
Long-Term Debt:
Our long-term debt, including the current portion, was $24.0 billion at September 25, 2021 and $28.3 billion at December 26, 2020. This decrease was primarily related to the approximately $2.3 billion aggregate principal amount of senior notes that were validly tendered and accepted in connection with the 2021 Tender Offers, the $1.2 billion aggregate principal amount of senior notes redeemed in connection with the 2021 Debt Redemptions, the approximately $428 million aggregate principal amount of senior notes repurchased in connection with the 2021 Repurchases, the $111 million aggregate principal amount of senior notes that were repaid at maturity in February 2021, and the $34 million aggregate principal amount of senior notes that were repaid at maturity in September 2021. We used cash on hand to fund the Q1 2021 Tender Offer, the Q2 2021 Debt Redemption, and the Q2 2021 Repurchases and to pay fees and expenses in connection therewith. We used proceeds from the Nuts Transaction along with cash on hand to fund the Q2 2021 Tender Offers, the Q3 2021 Debt Redemption, and the Q3 2021 Repurchases and to pay fees and expenses in connection therewith.
In the fourth quarter of 2021, we also used cash on hand to repurchase approximately $44 million of certain of our senior notes due in February 2040, July 2045, and June 2046 under a Rule 10b5-1 plan.
We have aggregate principal amounts of senior notes of approximately $6 million maturing in March 2022, approximately $631 million maturing in June 2022, and approximately $315 million maturing in August 2022.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions, Rule 10b5-1 plans, or otherwise.
In September 2020, we entered into the Cheese Transaction, which includes approximately $3.2 billion of cash consideration. The Cheese Transaction is expected to close in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals. We expect to use post-tax transaction proceeds from the Cheese Transaction, along with cash generated from our operating activities, to support our capital allocation priorities, including investments in the business and opportunistic repayments of long-term debt. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Cheese Transaction.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants during the nine months ended September 25, 2021.
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
Summarized Statement of Income

For the Nine Months Ended
September 25, 2021
Net sales	$12,943
Gross profit(a)	4,720
Goodwill impairment losses	230
Intercompany service fees and other recharges	2,875
Operating income/(loss)	849
Equity in earnings/(losses) of subsidiaries	1,674
Net income/(loss)	1,269
Net income/(loss) attributable to common shareholders	1,269
(a)    For the nine months ended September 25, 2021, the Obligor Group recorded $335 million of net sales to the non-guarantor subsidiaries and $23 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

	September 25, 2021	December 26, 2020
ASSETS
Current assets	$6,443	$6,978
Current assets due from affiliates(a)	2,765	3,233
Non-current assets	5,393	5,562
Goodwill	8,860	10,510
Intangible assets, net	2,252	2,475
Non-current assets due from affiliates(b)	207	207
LIABILITIES
Current liabilities	$5,182	$4,611
Current liabilities due to affiliates(a)	5,610	5,160
Non-current liabilities	25,137	30,251
Non-current liabilities due to affiliates(b)	637	2,000
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
Following the closing of the Nuts Transaction in the second quarter of 2021, our purchase and use of nuts has significantly decreased. As such, we no longer consider nuts to be one of our key commodities in the United States and Canada.
We define our key commodities in the United States and Canada as dairy, meat, and coffee. During the nine months ended September 25, 2021, we experienced cost increases for meat and coffee, while costs for dairy decreased. We also experienced cost increases for packaging materials due to market demand. We anticipate higher commodity costs for the remainder of 2021 and to continue into at least the first half of 2022 due to inflationary pressures. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 26, 2020 for additional information on how we manage commodity costs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
During the nine months ended September 25, 2021, we completed the 2021 Tender Offers, 2021 Repurchases, and the 2021 Debt Redemptions, which reduced our long-term debt maturing in 2023, 2025, 2026, and thereafter. See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information. Additionally, in the third quarter of 2021, we entered into a financing lease with a future minimum lease commitment of approximately $375 million. This 15-year lease has not yet commenced. We expect to take control of the leased asset in the third quarter of 2022. There were no other material changes to our off-balance sheet arrangements or aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.
Equity and Dividends
We paid common stock dividends of $1.5 billion for the nine months ended September 25, 2021 and $1.5 billion for the nine months ended September 26, 2020. Additionally, in the fourth quarter of 2021, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on December 17, 2021 to shareholders of record on November 26, 2021.
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
Goodwill and Intangible Assets:
As of September 25, 2021, we maintain 14 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $31.4 billion at September 25, 2021. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $40.7 billion as of September 25, 2021.
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
In 2020 and continuing into 2021, the COVID-19 pandemic produced and has continued to produce a short-term beneficial financial impact to our consolidated results. Retail sales have increased compared to pre-pandemic periods due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our Canada Foodservice reporting unit is the most exposed of our reporting units to the long-term impacts to away-from-home establishments as it is our only standalone foodservice reporting unit. While our other reporting units have varying levels of exposure to the foodservice channel, they also have exposure to the retail channel, which offsets some of the risk associated with the potential long-term impacts of shifts in net sales between retail and away-from-home establishments. Our Canada Foodservice reporting unit was impaired during our 2020 annual impairment test, reflecting our best estimate at that time of the future outlook and risks of this business. The Canada Foodservice reporting unit maintains an aggregate goodwill carrying amount of approximately $156 million as of September 25, 2021. A number of factors could result in further future impairments of our foodservice businesses, including but not limited to: mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, forthcoming changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of and uncertainty driven by the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.

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
Reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $28.3 billion as of the 2021 annual impairment test date and included: ESA, KSB, MFC, Canada Retail, Canada Foodservice, and Puerto Rico. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $2.2 billion as of the 2021 annual impairment test date and included Northern Europe and Asia. The Continental Europe reporting unit had a fair value over carrying amount in excess of 50% and a goodwill carrying amount of $961 million as of the 2021 annual impairment test date. Our reporting units that have less than 3% excess fair value over carrying amount as of the 2021 annual impairment test date are considered at a heightened risk of future impairments and include our Canada Retail and Puerto Rico reporting units, which had an aggregate goodwill carrying amount of $1.4 billion.
Brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $22.5 billion as of the 2021 annual impairment test date and included: Kraft, Oscar Mayer, Velveeta, Miracle Whip, Lunchables, Ore-Ida, Maxwell House, Classico, Cool Whip, Jet Puffed, Plasmon, and Wattie’s. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.5 billion as of the 2021 annual impairment test date. Although the remaining brands, with a carrying amount of $11.8 billion, have more than 50% excess fair value over carrying amount as of the 2021 annual impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on the condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments. Our brands that have less than 3% excess fair value over carrying amount as of the 2021 annual impairment test date are considered at a heightened risk of future impairments and include our Kraft, Miracle Whip, Ore-Ida, Maxwell House, Classico, and Plasmon brands, which had an aggregate carrying amount of $15.4 billion.
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

As detailed in Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, in the third quarter of 2020, we entered into the Cheese Transaction for total consideration of approximately $3.34 billion. The total consideration includes approximately $1.59 billion attributed to the Kraft and Velveeta licenses that we will grant to Lactalis and approximately $140 million attributed to the Cracker Barrel license that Lactalis will grant to us, the amounts of which were based on the estimated fair values of the licensed portion of each brand. We utilized the excess earnings method under the income approach to estimate the fair value of the licensed portion of the Kraft brand and the relief from royalty method under the income approach to estimate the fair value of the licensed portions of the Velveeta brand and the Cracker Barrel brand. Some of the more significant assumptions inherent in estimating these fair values include the estimated future annual net sales and net cash flows for each brand, contributory asset charges, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future earnings attributable to each brand. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, and guideline companies. In the second quarter of 2021, we assessed the fair value less costs to sell of the net assets of the Cheese Disposal Group and recorded an estimated pre-tax loss on sale of business of approximately $27 million, which was recognized in other expense/(income). As of September 25, 2021, we assessed the fair value less costs to sell of the net assets of the Cheese Disposal Group, and no additional pre-tax loss on sale of business was recorded.
At the time the licensed rights are granted, we will reassess the remaining fair value of the retained portions of the Kraft and Velveeta brands and may record a charge to reduce the intangible asset carrying amounts to reflect the lower future cash flows expected to be generated after monetization of the licensed portion of each brand. If the Cheese Transaction had closed in the third quarter of 2021, we would have recorded an indefinite-lived intangible asset non-cash impairment loss of approximately $1.25 billion. The actual impairment loss will depend upon the excess fair value, if any, over carrying amount for each brand at the time we grant the perpetual licenses, which will be on the closing date of the Cheese Transaction. Changes in the fair value of the retained and licensed portions of each brand will impact the amount of any potential charges and the amount of license income that will be recognized, which, at this time, we would not expect to exceed the fair value of the perpetual licenses.
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

Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities). Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. In the second quarter of 2021, we revised the definition of Adjusted EBITDA to adjust for the impact of certain legal and regulatory matters arising outside the ordinary course of our business, as management believes such matters, when they occur, do not directly reflect our underlying operations.
Adjusted EPS is defined as diluted earnings per share excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, certain non-ordinary course legal and regulatory matters, losses/(gains) on the sale of a business, other losses/(gains) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), debt prepayment and extinguishment costs, and certain significant discrete income tax items (e.g., U.S. and non-U.S. tax reform), and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. We believe Adjusted EPS provides important comparability of underlying operating results, allowing investors and management to assess operating performance on a consistent basis. In the second quarter of 2021, we revised the definition of Adjusted EPS to adjust for the impact of certain legal and regulatory matters arising outside the ordinary course of our business and certain significant discrete income tax items beyond U.S. tax reform, as management believes such matters, when they occur, do not directly reflect our underlying operations.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended September 25, 2021
United States	$4,521	$—	$—	$4,521
International	1,383	39	—	1,344
Canada	420	25	—	395
Kraft Heinz	$6,324	$64	$—	$6,260

Three Months Ended September 26, 2020
United States	$4,710	$—	$246	$4,464
International	1,325	6	5	1,314
Canada	406	—	2	404
Kraft Heinz	$6,441	$6	$253	$6,182

Year-over-year growth rates
United States	(4.0)%	0.0 pp	(5.3) pp	1.3%	1.4 pp	(0.1) pp
International	4.4%	2.6 pp	(0.4) pp	2.2%	2.2 pp	0.0 pp
Canada	3.4%	5.7 pp	(0.4) pp	(1.9)%	0.2 pp	(2.1) pp
Kraft Heinz	(1.8)%	0.9 pp	(4.0) pp	1.3%	1.5 pp	(0.2) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Nine Months Ended September 25, 2021
United States	$13,867	$—	$446	$13,421
International	4,190	211	9	3,970
Canada	1,276	100	1	1,175
Kraft Heinz	$19,333	$311	$456	$18,566

Nine Months Ended September 26, 2020
United States	$14,122	$—	$745	$13,377
International	3,931	17	14	3,900
Canada	1,193	—	4	1,189
Kraft Heinz	$19,246	$17	$763	$18,466

Year-over-year growth rates
United States	(1.8)%	0.0 pp	(2.1) pp	0.3%	1.3 pp	(1.0) pp
International	6.6%	5.0 pp	(0.2) pp	1.8%	2.1 pp	(0.3) pp
Canada	7.0%	8.3 pp	(0.1) pp	(1.2)%	2.2 pp	(3.4) pp
Kraft Heinz	0.5%	1.6 pp	(1.6) pp	0.5%	1.5 pp	(1.0) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income/(loss)	$736	$598	$1,279	$(673)
Interest expense	415	314	1,443	1,066
Other expense/(income)	(138)	(73)	(191)	(232)
Provision for/(benefit from) income taxes	143	308	949	417
Operating income/(loss)	1,156	1,147	3,480	578
Depreciation and amortization (excluding restructuring activities)	228	232	677	722
Restructuring activities	15	8	52	12
Deal costs	2	9	8	9
Unrealized losses/(gains) on commodity hedges	27	(70)	(12)	47
Impairment losses	—	300	343	3,399
Certain non-ordinary course legal and regulatory matters	—	—	62	—
Equity award compensation expense (excluding restructuring activities)	51	41	155	114
Adjusted EBITDA	$1,479	$1,667	$4,765	$4,881

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Diluted EPS	$0.59	$0.49	$1.03	$(0.55)
Restructuring activities(a)	0.01	0.01	0.03	0.01
Unrealized losses/(gains) on commodity hedges(b)	0.02	(0.04)	(0.01)	0.03
Impairment losses(c)	—	0.24	0.26	2.60
Certain non-ordinary course legal and regulatory matters(d)	—	—	0.05	—
Losses/(gains) on sale of business(e)	(0.06)	—	0.23	—
Debt prepayment and extinguishment costs(f)	0.09	—	0.37	0.07
Certain significant discrete income tax items(g)	—	—	0.19	(0.07)
Adjusted EPS	$0.65	$0.70	$2.15	$2.09
(a)    Gross expenses included in restructuring activities were $15 million ($12 million after-tax) for the three months and $52 million ($40 million after-tax) for the nine months ended September 25, 2021 and $9 million ($7 million after tax) for the three months and $13 million ($10 million after-tax) for the nine months ended September 26, 2020 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $4 million for the nine months ended September 25, 2021 and income of $3 million for the three months and $4 million for the nine months ended September 26, 2020; and
•SG&A included expenses of $15 million for the three months and $48 million for the nine months ended September 25, 2021 and $11 million for the three months and $16 million for the nine months ended September 26, 2020.
•Other expense/(income) included expenses of $1 million for the three and nine months ended September 26, 2020.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $27 million ($20 million after-tax) for the three months and income of $12 million ($9 million after-tax) for the nine months ended September 25, 2021 and income of $70 million ($54 million after-tax) for the three months and expenses of $47 million ($35 million after-tax) for the nine months ended September 26, 2020 and were recorded in cost of products sold.
(c)    Gross impairment losses, which were recorded in SG&A, included the following:
•    Goodwill impairment losses of $265 million ($265 million after-tax) for the nine months ended September 25, 2021 and $300 million ($300 million after-tax) for the three months and $2.3 billion ($2.3 billion after-tax) for the nine months ended September 26, 2020; and
•    Intangible asset impairment losses of $78 million ($59 million after-tax) for the nine months ended September 25, 2021 and $1.1 billion ($829 million after-tax) for the nine months ended September 26, 2020.
(d)    Gross expenses included in certain non-ordinary course legal and regulatory matters were $62 million ($62 million after-tax) for the nine months ended September 25, 2021 and were recorded in SG&A. These expenses relate to the settlement of the previously disclosed SEC investigation.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were income of $76 million ($72 million after-tax) for the three months and income of $11 million (expenses of $280 million after-tax) for the nine months ended September 25, 2021 and expenses of $2 million ($2 million after-tax) for the nine months ended September 26, 2020 and were recorded in other expense/(income). The impact in 2021 includes a gain on the remeasurement of a disposal group, which was reclassified as held and used in the third quarter of 2021.
(f)    Gross expenses included in debt prepayment and extinguishment costs were $147 million ($115 million after-tax) for the three months and $571 million ($450 million after-tax) for the nine months ended September 25, 2021 and $109 million ($82 million after-tax) for the nine months ended September 26, 2020 and were recorded in interest expense.
(g)    Certain significant discrete income tax items were a benefit of $1 million for the three months and an expense of $235 million for the nine months ended September 25, 2021 and a benefit of $81 million for the nine months ended September 26, 2020. The impact in 2021 relates to the revaluation of our deferred tax balances due to an increase in U.K. tax rates. The benefit in 2020 relates to the revaluation of our deferred tax balances due to changes in state tax laws following U.S. tax reform and subsequent clarification or interpretation of state tax laws.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impacts of COVID-19 and government and consumer responses; operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; our ability to identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ownership structure; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of future sales of our common stock in the public market; our ability to continue to pay a regular dividend and the amounts of any such dividends; unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and in various other nations where we do business; changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 26, 2020 and Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 25, 2021. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 26, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 25, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 25, 2021, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
The following updated risk factor is in addition to our risk factors included in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 26, 2020, that could affect our business, financial condition, and results of operations. This risk factor, along with the risk factors included in our Annual Report on Form 10-K, should be considered in connection with the forward-looking statements included in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.
Our compliance with laws and regulations, and related legal claims or regulatory enforcement actions, could expose us to significant liabilities and damage our reputation.
As a large, global food and beverage company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Various laws and regulations govern our practices including, but not limited to, those related to advertising and marketing, product claims and labeling, the environment, intellectual property, consumer protection and product liability, commercial disputes, trade and export controls, anti-trust, data privacy, labor and employment, workplace health and safety, and tax. As a consequence, we face a heightened risk of legal claims and regulatory enforcement actions in the ordinary course of business. In addition, the imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, and differing or competing regulations and standards across the markets where our products are made, manufactured, distributed, and sold have in the past and could continue to result in higher compliance costs, capital expenditures, and higher production costs, adversely impacting our product sales, financial condition, and results of operations. Furthermore, actions we have taken or may take, or decisions we have made or may make, in response to the COVID-19 pandemic, may result in investigations, legal claims, or litigation against us.
As a result of any such legal claims or regulatory enforcement actions, we could be subject to monetary judgments, settlements, and civil and criminal actions, including fines, injunctions, product recalls, penalties, disgorgement of profits, or activity restrictions, which could materially and adversely affect our reputation, product sales, financial condition, results of operations, and cash flows. We evaluate these legal claims and regulatory enforcement actions to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose relevant material litigation claims, legal proceedings, or regulatory enforcement actions as appropriate and in accordance with SEC rules and U.S. GAAP. Our assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from our current assessments and estimates. In addition, even if a claim is unsuccessful, without merit, or not pursued to completion, the cost of defending against or responding to such a claim, including expenses and management time, could adversely affect our financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended September 25, 2021 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
6/27/2021 - 7/31/2021	9,113	$41.02	—	$—
8/1/2021 - 8/28/2021	1,821,616	37.99	—	—
8/29/2021 - 9/25/2021	48,701	36.81	—	—
Total	1,879,430		—
(a)    Composed of the following types of share repurchase activity, when they occur: (1) shares repurchased in connection with the exercise of stock options (including periodic repurchases using option exercise proceeds), (2) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs, and (3) shares repurchased related to employee benefit programs (including our annual bonus swap program) or to offset the dilutive effect of equity issuances.
(b)    We do not have any publicly-announced share repurchase plans or programs.

Item 6. Exhibits.

Exhibit No.	Descriptions
22.1	List of Guarantor Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.
104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	October 28, 2021
		By:	/s/ Paulo Basilio
Paulo Basilio
Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	October 28, 2021
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)