Form 10-K
period 2021-12-25
Kraft Heinz Co
filed 2022-02-17
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, was $28 billion. As of February 12, 2022, there were 1,223,740,203 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders expected to be held on May 5, 2022 are incorporated by reference into Part III hereof.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impacts of COVID-19 and government and consumer responses; operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ownership structure; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of future sales of our common stock in the public market; our ability to continue to pay a regular dividend and the amounts of any such dividends; unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and in various other nations where we do business; changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I
Item 1. Business.
General
We are driving transformation at The Kraft Heinz Company (Nasdaq: KHC), inspired by our Purpose, Let’s Make Life Delicious. Consumers are at the center of everything we do. With 2021 net sales of approximately $26 billion, we are committed to growing our iconic and emerging food and beverage brands on a global scale. We leverage our scale and agility to unleash the full power of Kraft Heinz across a portfolio of six consumer-driven product platforms. As global citizens, we’re dedicated to making a sustainable, ethical impact while helping feed the world in healthy, responsible ways.
On July 2, 2015, through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company, and H. J. Heinz Company changed its name to Kraft Heinz Foods Company.
Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Global Food Holdings, LP (“3G Global Food Holdings” and, together with its affiliates, “3G Capital”) (3G Capital together with Berkshire Hathaway, the “Sponsors”), following their acquisition of H. J. Heinz Company on June 7, 2013 (the “2013 Heinz Acquisition”).
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2021 fiscal year was a 52-week period that ended on December 25, 2021, the 2020 fiscal year was a 52-week period that ended on December 26, 2020, and the 2019 fiscal year was a 52-week period that ended on December 28, 2019.
Reportable Segments:
We manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada.
During the fourth quarter of 2021, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our United States and Canada zones to form the North America zone, and expect to have two reportable segments, North America and International. We expect that any change to our reportable segments will be effective in the second quarter of 2022.
See Note 21, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our geographic financial information by segment.
COVID-19 Pandemic:
The ongoing spread of COVID-19 throughout the United States and internationally, as well as measures implemented by governmental authorities and private businesses in an attempt to minimize transmission of the virus (including social distancing mandates, shelter-in-place orders, vaccine mandates, and business restrictions and shutdowns) and consumer responses to such measures and the pandemic have had and continue to have negative and positive implications for portions of our business. Though many areas have relaxed restrictions, varying levels remain throughout the world, are continuously evolving, and may be increased, including as a result of further outbreaks, resurgences, or the emergence of new variants.
We have been actively monitoring the impact of COVID-19 on our business. In 2020, particularly in March and April, we experienced consolidated net sales growth as higher demand for our retail products more than offset declines in our foodservice business. In 2021, we continued to experience strong retail demand compared to pre-pandemic periods. However, retail consumption declined when compared to the comparable 2020 period based on the strong consumer demand early on in the COVID-19 pandemic, particularly in March and April 2020. Beginning in the second quarter of 2021 and continuing through year end, our foodservice business experienced increased consumer demand compared to the comparable 2020 periods, which were negatively impacted by the COVID-19 pandemic. However, we continue to see decreased foodservice demand in certain parts of our global business, including the United States and Canada, compared to pre-pandemic periods. COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.

Resources
Trademarks and Intellectual Property:
Our trademarks are material to our business and are among our most valuable assets. Depending on the country, trademarks generally remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. Significant trademarks by segment based on net sales in 2021 were:

Majority Owned and Licensed Trademarks
United States	Kraft, Oscar Mayer, Heinz, Velveeta, Philadelphia, Lunchables, Capri Sun*, Ore-Ida, Maxwell House, Kool-Aid, Jell-O
International	Heinz, ABC, Master, Kraft, Golden Circle, Quero, Plasmon, Wattie’s, Pudliszki
Canada	Kraft, Philadelphia, Heinz, Classico, Maxwell House
    *Used under license.
We sell certain products under brands we license from third parties. In 2021, brands used under licenses from third parties included Capri Sun packaged drink pouches for sale in the United States. In addition, in our agreements with Mondelēz International, Inc. (“Mondelēz”), following the spin-off of Kraft from Mondelēz in 2012, we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions for certain periods of time. In 2021, in our agreements with an affiliate of Groupe Lactalis (“Lactalis”), related to the sale of certain assets in our global cheese business, we each granted the other party various licenses to use certain of our and their respective intellectual property rights in perpetuity, including perpetual licenses for the Kraft and Velveeta brands for certain cheese products.
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
Raw Materials and Packaging:
We manufacture (and contract for the manufacture of) our products from a wide variety of raw materials. We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, soybean and vegetable oils, sugar and other sweeteners, tomatoes, potatoes, corn products, wheat products, nuts, and cocoa products, to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, metals, and cardboard to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. For commodities that we use across many of our product categories, such as corrugated paper and energy, we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations. We source these commodities from a variety of providers, including large, international producers and smaller, local, independent sellers. Where appropriate, we seek to establish preferred purchaser status and have developed strategic partnerships with many of our suppliers with the objective of achieving favorable pricing and dependable supply for many of our commodities. The prices of raw materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, pandemics, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, and agricultural programs. In 2021, we experienced higher than expected commodity costs and supply chain costs, including logistics, procurement, and manufacturing costs, largely due to inflationary pressures. We expect this cost inflation to remain elevated through at least 2022.
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
Sales
Sales and Customers:
Our products are sold through our own sales organizations and through independent brokers, agents, and distributors to chain, wholesale, cooperative and independent grocery accounts, convenience stores, drug stores, value stores, bakeries, pharmacies, mass merchants, club stores, foodservice distributors, and institutions, including hotels, restaurants, hospitals, health care facilities, and certain government agencies. Our products are also sold online through various e-commerce platforms and retailers. Our largest customer, Walmart Inc., represented approximately 22% of our net sales in both 2021 and 2020 and approximately 21% of our net sales in 2019.
Additionally, we have key customers in different regions around the world; however, none of these customers are individually significant to our consolidated business. In 2021, the five largest customers in our United States segment accounted for approximately 50% of United States segment net sales, the five largest customers in our International segment accounted for approximately 17% of International segment net sales, and the five largest customers in our Canada segment accounted for approximately 74% of Canada segment net sales.
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
Net Sales by Platform:
In 2021, following the divestiture of certain of our global cheese businesses, we reorganized certain products within our platforms to reflect how we plan to manage our business going forward, including the role assigned to these products and platforms within our business. We have reflected these changes in all historical periods presented. Net sales by platform as a percentage of consolidated net sales for the periods presented were:

	December 25, 2021	December 26, 2020	December 28, 2019
Taste Elevation	28%	26%	26%
Fast Fresh Meals	25%	26%	25%
Easy Meals Made Better	19%	19%	17%
Real Food Snacking	7%	9%	9%
Flavorful Hydration	7%	6%	6%
Easy Indulgent Desserts	4%	4%	4%
Other	10%	10%	13%

Net Sales by Product Category:
The product categories that contributed 10% or more to consolidated net sales in any of the periods presented were:

	December 25, 2021	December 26, 2020	December 28, 2019
Condiments and sauces	28%	26%	26%
Cheese and dairy	19%	20%	20%
Ambient foods	11%	11%	10%
Frozen and chilled foods	10%	10%	9%
Meats and seafood	10%	10%	10%
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
Government Regulation
The manufacture and sale of consumer food and beverage products is highly regulated. Our business operations, including the production, transportation, storage, distribution, sale, display, advertising, marketing, labeling, quality and safety of our products and their ingredients, and our occupational safety, health, and privacy practices, are subject to various laws and regulations. These laws and regulations are administered by federal, state, and local government agencies in the United States, as well as government entities and agencies outside the United States in markets where our products are manufactured, distributed, or sold. In the United States, our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Labor, Department of Commerce, and Environmental Protection Agency, as well as various state and local agencies. We are also subject to numerous laws and regulations outside of the United States, including but not limited to laws and regulations governing food safety, health and safety, anti-corruption, and data privacy. In our business dealings, we are also required to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the U.S. Trade Sanctions Reform and Export Enhancement Act, and various other anti-corruption regulations in the regions in which we operate. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations of the countries in which we do business. In addition, regulatory regime changes may add cost and complexity to our compliance efforts.
Environmental Regulation:
Our activities throughout the world are highly regulated and subject to government oversight regarding environmental matters. Various laws concerning the handling, storage, and disposal of hazardous materials and the operation of facilities in environmentally sensitive locations may impact aspects of our operations.
In the United States, where a significant portion of our business operates, these laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and several liability on each potentially responsible party. We are involved in a number of active proceedings in the United States under CERCLA (and other similar state actions under similar legislation) related to certain closed, inactive, or divested operations for which we retain liability.
As of December 25, 2021, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus, future costs associated with such matters may exceed current reserves.

Human Capital Management
We are driven by our Purpose, our Vision To sustainably grow by delighting more consumers globally, and our Values—We are consumer obsessed, We dare to do better every day, We champion great people, We demand diversity, We do the right thing, and We own it. We recognize that a strong company culture is vital to our overall success. Our Purpose, Vision, and Values are the foundation upon which our culture is built. They represent the expectations we have for ourselves and the environment we aspire to create for our Company. Our Board of Directors (“Board”), through the Compensation Committee, oversees our human resources strategy and key policies.
Engagement and Retention:
We are committed to attracting, developing, and retaining diverse, world-class talent and creating an engaging and inclusive culture that embodies our Purpose, Vision, and Values. As of December 25, 2021, Kraft Heinz had approximately 36,000 employees globally. Driven by our Value We champion great people, we are committed to supporting our employees’ health, safety, and professional development and to rewarding outstanding performance at every level. Our compensation, benefits, recognition, and LiveWell programs are designed to attract and retain highly skilled talent, meet individual and family needs, and inspire, celebrate, and engage our people and teams through active listening channels.
Guided by our Values, we conduct a global engagement survey annually to provide our employees with an opportunity to share anonymous feedback with management across a variety of topic areas. Leaders review the results to help determine where changes are needed to support our people and teams.
Wellbeing and Safety:
Our employees’ health, safety, and wellbeing are of the utmost importance. We establish and administer company-wide policies and processes to protect the health, safety, and security of our employees, subcontractors, and all those who visit our facilities, and to comply with applicable regulations. We review and monitor our performance closely to drive continuous improvement. In 2021, our Total Recordable Incident Rate (“TRIR”) was 0.62 globally. TRIR is a medical incident rate based on the U.S. Occupational Safety and Health Administration (OSHA) record-keeping criteria (injuries per 200,000 hours).
In response to the emergence of COVID-19 in early 2020, we provided enhanced benefits and implemented additional workplace safety programs and processes in all our manufacturing facilities, many of which have continued through 2021. In 2021, we also began a limited return to office for our global office populations with heightened in-office health and safety protocols that followed local regulations. As the circumstances and impacts of COVID-19 continue to evolve, we regularly evaluate our response to adapt and protect the health and safety of our employees, while supporting consumers and our communities.
Our global LiveWell program addresses physical, emotional, financial, and social health and wellbeing. We have continued to champion the LiveWell program’s holistic approach to wellbeing in response to COVID-19 with enhanced programs, including healthcare benefits, disability, and employee assistance initiatives.
Diversity, Inclusion, and Belonging:
We live our Value of We demand diversity by focusing on three strategic areas: hiring and growing talent from diverse backgrounds and perspectives, developing inclusive leaders, and tracking and reporting our progress. In 2021, we shared our 2025 diversity, inclusion, and belonging aspirations, which include that 50% of our global management positions be filled by women and 30% of our salaried U.S. employee population identify as people of color. As of December 25, 2021:
•39% of employees in management positions globally identified as women*;
•27% of salaried employees in the U.S. identified as people of color;
•30% of our Executive Leadership Team identified as women; and
•80% of our Executive Leadership Team identified as people of color.
*This figure does not include employees that joined the Company as part of acquisitions that closed in the fourth quarter of 2021, which represent approximately 1% of our total employees globally as of December 25, 2021.
As we work to meet our 2025 aspirations, we are focused on:
•Hiring and Growing Talent from Diverse Backgrounds and Perspectives through expanded recruiting partnerships with Historically Black Colleges and Universities and training and leveraging artificial intelligence in our hiring process to reduce bias. In addition, our Business Resource Groups (BRGs) offer learning and development opportunities and create a network of support for employees.
•Developing Inclusive Leaders through an interactive learning experience for managers on interrupting bias in our Organizational People Review process and their role in creating an inclusive environment.
•Tracking and Reporting Our Progress year over year through oversight by the Kraft Heinz Global Inclusion Council.

Learning and Development:
Through Kraft Heinz Ownerversity, we provide learning and development offerings to employees via live and virtual learning experiences. These offerings enable employees to execute with excellence in their roles, accelerate their learning curves, and grow great careers through continuous learning. With Ownerversity’s targeted platforms, our employees can focus on timely and topical development areas including leadership, management excellence, functional capabilities, and diversity, inclusion, and belonging.
Rewards and Compensation:
Our Total Rewards philosophy is designed to provide an array of meaningful and flexible programs for our diverse workforce. Our reward programs complement our strategy and Values and enable us to attract and retain qualified individuals. They are market competitive and data-driven to preserve our high-performance and results-oriented culture.
Ethics and Transparency:
In 2021, we renamed the Kraft Heinz Ethics Hotline to the Kraft Heinz Ethics Helpline and continued to expand access to our partners, suppliers, customers, and consumers to ask questions or report potential violations of various policies and ethical guidelines, including our human rights policies in our Supplier Guiding Principles and our code of conduct.
We report more detailed information regarding our programs and initiatives related to our people and human capital management in our Environmental Social Governance Report (“ESG Report”). Our 2021 ESG Report is available on our website at www.kraftheinzcompany.com/esg. The information on our website, including our ESG Report, is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission (“SEC”).

Information about our Executive Officers
The following are our executive officers as of February 12, 2022:

Name and Title	Age	Business Experience in the Past Five Years
Miguel Patricio, Chief Executive Officer and Director	55
Chief Executive Officer (since June 2019) and Director (since May 2021).
Chief of Special Global Projects–Marketing (January 2019 to June 2019) and Chief Marketing Officer (2012 to December 2018) at
Anheuser-Busch InBev SA/NV (“AB InBev”), a multinational drink and brewing holdings company.

Paulo Basilio, Executive Vice President and Global Chief Financial Officer	47
Executive Vice President (since December 2021) and Global Chief Financial Officer (since September 2019); Chief Business Planning and Development Officer (July 2019 to September 2019); President of the U.S. Commercial Business (October 2017 to June 2019); and Executive Vice President and Chief Financial Officer (2015 to October 2017). Partner (since 2012) of 3G Capital.

Carlos Abrams-Rivera, Executive Vice President and President, North America	54
Executive Vice President and President, North America (since December 2021); and U.S. Zone President (February 2020 to December 2021). Executive Vice President and President, Campbell Snacks (May 2019 to February 2020), President, Campbell Snacks (March 2018 to May 2019), and President, Pepperidge Farm (2015 to March 2018) at Campbell Soup Company, a food and beverage company.

Kathy Krenger, Senior Vice President and Global Chief Communications Officer	54
Senior Vice President (since December 2021) and Global Chief Communications Officer (since July 2021). Senior Vice President, Global Communications (May 2017 to July 2021) at Hyatt Hotels Corporation, a global hospitality company. Executive Vice President and General Manager, US Food Sector Lead (2014 to May 2017) at Edible, Inc., a subsidiary of Daniel J. Edelman, Holdings Inc., a global communications and marketing firm.

Rashida La Lande, Executive Vice President, Global General Counsel, and Chief Sustainability and Corporate Affairs Officer; Corporate Secretary	48
Executive Vice President, Global General Counsel, and Chief Sustainability and Corporate Affairs Officer (since December 2021); Corporate Secretary (since January 2018); Head of ESG (formerly CSR) and Government Affairs (October 2018 to December 2021); and Senior Vice President and Global General Counsel (January 2018 to December 2021). Partner (2007 to January 2018) at Gibson, Dunn & Crutcher LLP, a global law firm.

Marcos Eloi Lima, Executive Vice President and Global Chief Procurement Officer	44
Executive Vice President (since December 2021) and Chief Procurement Officer (since October 2019); and Advisor in the area of procurement (July 2019 to October 2019). Vice President Procurement & Sustainability Middle Americas Zone (2016 to July 2019) at AB InBev.

Rafael Oliveira, Executive Vice President and President, International Markets	47	Executive Vice President and President, International Markets (since December 2021); International Zone President (July 2019 to December 2021); Zone President of EMEA (2016 to June 2019); Managing Director of Kraft Heinz UK & Ireland (2016 to 2016); and President of Kraft Heinz Australia, New Zealand, and Papua New Guinea (2014 to 2016).
Flavio Torres, Executive Vice President and Global Chief Supply Chain Officer	53
Executive Vice President and Global Chief Supply Chain Officer (since December 2021); and Head of Global Operations (January 2020 to December 2021). Global Operations Vice President (2017 to 2019) at AB InBev.

Melissa Werneck, Executive Vice President and Global Chief People Officer	49	Executive Vice President (since December 2021) and Global Chief People Officer (since 2016); and Head of Global Human Resources, Performance and Information Technology (2015 to 2016).
Mr. Patricio also invests in the 3G Kraft Heinz Company Holdings LP (the “Fund”), which is affiliated with 3G Capital. His investment represents less than 1% of the Fund’s assets.
In January 2022, we announced Mr. Basilio would step down as Global Chief Financial Officer, effective March 2, 2022, at which time Andre Maciel, our current Senior Vice President and U.S. Chief Financial Officer and Head of Digital Transformation, will become Executive Vice President and Global Chief Financial Officer.

Available Information
Our website address is www.kraftheinzcompany.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), are available free of charge on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Kraft Heinz, that are electronically filed with the SEC.
Item 1A. Risk Factors.
Our business is subject to various risks and uncertainties. In addition to the risks described elsewhere in this Annual Report on Form 10-K, any of the risks and uncertainties described below could materially adversely affect our business, financial condition, and results of operations and should be considered when evaluating Kraft Heinz. Although the risks are organized and described separately, many of the risks are interrelated. While we believe we have identified and discussed the material risks affecting our business below, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be material that may adversely affect our business, performance, or financial condition in the future.
Industry Risks
The continuously changing and uncertain COVID-19 pandemic, and government and consumer responses, could negatively impact our business and results of operations.
The ongoing spread of COVID-19 throughout the United States and internationally, as well as measures implemented by governmental authorities and private businesses in an attempt to minimize transmission of the virus, including social distancing mandates, shelter-in-place orders, vaccine mandates, and business restrictions and shutdowns, and consumer responses have had and could continue to have a negative impact on financial markets, economic conditions, and portions of our business. Although certain portions of our business have benefited, the impact of, and associated government, business, and consumer responses to, COVID-19 could negatively impact our business and results of operations in a number of ways, which may be difficult to accurately estimate or forecast, including, but not limited to, the following:
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
•a change in demand resulting from restrictions on or changes in social interactions has affected, and could continue to affect, customers’ and consumers’ plans to purchase our products;
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
•a strain on our supply chain resulting from increased consumer demand at our retail customers, such as grocery stores, club stores, and value stores;
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
•a change in our five-year operating plan, which could cause a change in the allocation of investments among our reporting units, our growth expectations, and our fair value estimates, each of which could result in an impairment in the carrying amount of goodwill or intangible assets; and

•an increase in working capital needs and/or an increase in trade receivables write-offs as a result of increased financial pressures on our suppliers or customers.
Additionally, should any key employees become ill from COVID-19 and unable to work, the attention of the management team and resources could be diverted.
The potential effects of COVID-19 could also heighten the risks we face related to each of the risk factors disclosed below. As COVID-19 and its impacts are unprecedented and continuously evolving, the potential impacts to these risk factors remain uncertain. As a result, COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present material risks to our operations.
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
We may need to reduce our prices in response to competitive and customer pressures, including pressures related to private label products that are generally sold at lower prices. These pressures have restricted and may in the future continue to restrict our ability to increase prices in response to commodity and other cost increases, including those related to inflationary pressures. Failure to effectively assess, timely change, and properly set pricing, promotions, or trade incentives may negatively impact our ability to achieve our objectives.
The rapid emergence of new distribution channels, particularly e-commerce, may create consumer price deflation, affecting our retail customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases, including those related to inflationary pressures. We may also need to increase or reallocate spending on marketing, retail trade incentives, materials, advertising, and new product, platform, or channel innovation to maintain or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we are unable to compete effectively, our profitability, financial condition, and operating results may decline.
Our success depends on our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation.
Consumer preferences for food and beverage products change continually and rapidly. Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to consumer preferences, including with respect to health and wellness. Moreover, weak economic conditions, recessions, inflation, or other factors, such as global or local pandemics and severe or unusual weather events, could affect consumer preferences and demand. If we do not offer products that appeal to consumers, our sales and market share will decrease, which could materially and adversely affect our product sales, financial condition, and operating results.
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
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Negative perceptions of food and beverage marketing could adversely affect our brand image or lead to stricter regulations and scrutiny of our marketing practices. Moreover, adverse publicity about legal or regulatory action against us, our quality and safety, our environmental or social impacts, our products becoming unavailable to consumers, or our suppliers and, in some cases, our competitors, could damage our reputation and brand image, undermine our customers’ or our consumers’ confidence, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Furthermore, existing or increased legal or regulatory restrictions on our advertising, consumer promotions, and marketing, or our response to those restrictions, could limit our efforts to maintain, extend, and expand our brands.
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
In nearly all of our product categories, we compete with branded products as well as private label products, which are typically sold at lower prices. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty or inflation. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive such a change. If consumers prefer private label products, then we could lose market share or sales volumes, or our product mix could shift to lower margin offerings. A change in consumer preferences could also cause us to increase capital, marketing, and other expenditures, which could materially and adversely affect our product sales, financial condition, and operating results.
We may be unable to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories.
Our future results will depend on our ability to drive revenue growth in our key product categories or platforms as well as growth in the food and beverage industry in the countries in which we operate. Our future results will also depend on our ability to enhance our portfolio by adding innovative new products in faster-growing and more profitable categories or platforms and our ability to increase market share in our existing product categories or platforms. Our failure to drive revenue growth, limit market share decreases in our key product categories or platforms, or develop innovative products for new and existing categories or platforms could materially and adversely affect our product sales, financial condition, and operating results.
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
Climate change and legal or regulatory responses may have a long-term adverse impact on our business and results of operations.
Global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which may contribute to significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of natural resources and commodities, including dairy products, meat products, coffee beans, soybean and vegetable oils, sugar and other sweeteners, tomatoes, potatoes, corn products, wheat products, nuts, cocoa products, cucumbers, onions, other fruits and vegetables, spices, and flour used to manufacture our products, and could further decrease food security for communities around the world. Climate change could also affect our ability to procure necessary commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures. Increasing concern over climate change may also adversely impact demand for our products, or increase operating costs, due to changes in consumer preferences that cause consumers to switch away from products or ingredients considered to have a high climate change impact.
Additionally, there is an increased focus by foreign, federal, state, and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability. Increased energy or compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment could be costly and may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing and processing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations and strategy, which will likely incur substantial time, attention, and costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
Finally, we might fail to effectively address increased attention from the media, stockholders, activists, and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional regulatory requirements regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. Moreover, from time to time we establish and publicly announce goals and commitments, including to reduce our impact on the environment. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report on our progress toward achieving these goals and commitments, it could negatively affect consumer preference for our products or investor confidence in our stock, as well as expose us to government enforcement actions and private litigation.
Business Risks
We may not successfully identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments.
From time to time, we have evaluated and may continue to evaluate acquisition candidates, alliances, joint ventures, or other investments that may strategically fit our business objectives, and, as a result of some of these evaluations, we have acquired businesses or assets that we deem to be a strategic fit. We have also divested and may consider divesting businesses that do not meet our strategic objectives or growth or profitability targets. These activities may present financial, managerial, and operational risks including, but not limited to, diversion of management’s attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, inability to effectively and immediately implement control environment processes across a diverse employee population, adverse effects on existing or acquired customer and supplier business relationships, and potential disputes with buyers, sellers, or partners. Activities in such areas are regulated by numerous antitrust and competition laws in the United States, Canada, the European Union, the United Kingdom, and other jurisdictions. We have in the past and may in the future be required to obtain approval of these transactions by competition authorities or to satisfy other legal requirements, and we may be unable to obtain such approvals or satisfy such requirements, each of which may result in additional costs, time delays, or our inability to complete such transactions.
To the extent we undertake acquisitions, alliances, joint ventures, investments, or other developments outside our established regions or in new categories, we may face additional risks related to such developments. For example, risks related to foreign operations include compliance with U.S. laws affecting operations outside of the United States, such as the FCPA, foreign currency exchange rate fluctuations, compliance with foreign regulations and laws, including tax laws, and exposure to politically and economically volatile developing markets. Any of these factors could materially and adversely affect our product sales, financial condition, and operating results.

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
We plan to continue to conduct strategic initiatives in various markets. Consumer demands, behaviors, tastes, and purchasing trends may differ in these markets and, as a result, our sales strategies may not be successful and our product sales may not meet expectations, or the margins on those sales may be less than currently anticipated. We may also face difficulties integrating new business operations with our current sourcing, distribution, information technology systems, and other operations. Additionally, we may not successfully complete any planned strategic initiatives, including achieving any previously announced productivity efficiencies and financial targets, any new business may not be profitable or meet our expectations, or any divestiture may not be completed without disruption. Any of these challenges could hinder our success in new markets or new distribution channels, which could adversely affect our results of operations and financial condition.
Our international operations subject us to additional risks and costs and may cause our profitability to decline.
We are a global company with sales and operations in numerous countries within developed and emerging markets. Approximately 29% of our 2021 net sales were generated outside of the United States. As a result, we are subject to risks inherent in global operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section and also include:
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
•foreign currency devaluations or fluctuations in foreign currency values, including risks arising from the significant and rapid fluctuations in foreign currency exchange markets and the decisions made and positions taken to hedge such volatility;
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
•greater risk of uncollectible accounts or trade receivables and longer collection cycles; and
•design, implementation, and use of effective control environment processes across our various operations and employee base.
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
As of December 25, 2021, the Sponsors own approximately 42% of our common stock. Two of 11 members of our Board are partners and/or board members of 3G Capital and two members of our Board are officers and/or directors of Berkshire Hathaway and/or its affiliates. In addition, Paulo Basilio, our Global Chief Financial Officer, is a partner of 3G Capital. As a result, the Sponsors have the potential to exercise influence over management and have substantial control over Board decisions, including those affecting our capital structure, such as the issuance of additional capital stock, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration and amount of dividends. The Sponsors also have substantial control over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors, and approving mergers or sales of substantially all of our capital stock or our assets. In addition, to the extent that the Sponsors were to collectively hold a majority of our common stock, they together would have the power to take stockholder action by written consent to adopt amendments to our charter or take other actions, such as corporate transactions, that require the vote of holders of a majority of our outstanding common stock. Furthermore, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors continue to own a significant amount of our equity, they will continue to be able to strongly influence or effectively control our decisions.
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
As of December 25, 2021, we maintain 14 reporting units, nine of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future, which could negatively affect our operating results or net worth. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill or intangible asset impairments.
Further, certain organizational changes have previously impacted, and could in the future impact, our internal reporting and reportable segments. These changes may also affect our reporting unit structure and require an interim impairment test (or transition test). We expect the organizational changes we announced in the fourth quarter of 2021 to impact our future internal reporting, reportable segments, and reporting unit structure and to require an interim impairment test in the second quarter of 2022, once the changes are effective. Additionally, any future plans to change reporting units, including as a result of integrating a new acquisition into an existing reporting unit that has a fair value below carrying amount of goodwill, has led, and could in the future lead, to an impairment of goodwill.
As a result of our annual and interim impairment tests and impairment tests related to assets held for sale, we recognized goodwill impairment losses of $318 million and indefinite-lived intangible asset impairment losses of $1.3 billion in 2021, goodwill impairment losses of $2.3 billion and indefinite-lived intangible asset impairment losses of $1.1 billion in 2020, and goodwill impairment losses of $1.2 billion and indefinite-lived intangible asset impairment losses of $702 million in 2019. Our reporting units and brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units and brands that have 20% or less excess fair value over carrying amount as of the latest 2021 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $28.3 billion as of their latest 2021 impairment testing date and included: Enhancers, Specialty, and Away from Home (ESA), Kids, Snacks, and Beverages (KSB), Meal Foundations and Coffee (MFC), Canada Retail, Canada Foodservice, and Puerto Rico. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $2.2 billion as of their latest 2021 impairment testing date and included Northern Europe and Asia. The Continental Europe reporting unit had a fair value over carrying amount in excess of 50% and a goodwill carrying amount of $961 million as of its latest 2021 impairment testing date. Brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $21.3 billion as of their latest 2021 impairment testing date and included: Kraft, Oscar Mayer, Velveeta, Miracle Whip, Lunchables, Ore-Ida, Maxwell House, Classico, Cool Whip, Jet Puffed, Plasmon, and Wattie’s. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.5 billion as of their latest 2021 impairment testing date. Although the remaining brands, with a carrying value of $11.8 billion, have more than 50% excess fair value over carrying amount as of their latest 2021 impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on our consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Our net sales and net income may be exposed to foreign exchange rate fluctuations.
We derive a substantial portion of our net sales from international operations. We hold assets, incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Canadian dollar, British pound sterling, euro, Australian dollar, Chinese renminbi, Indonesian rupiah, New Zealand dollar, Brazilian real, and Russian ruble. Since our consolidated financial statements are reported in U.S. dollars, fluctuations in foreign currency exchange rates from period to period will have an impact on our reported results. We have implemented foreign currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, these hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. In addition, in certain circumstances, we may incur costs in one currency related to services or products for which we are paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition.
Commodity, energy, and other input prices are volatile and could negatively affect our consolidated operating results.
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, soybean and vegetable oils, sugar and other sweeteners, tomatoes, potatoes, corn products, wheat products, nuts, cocoa products, cucumbers, onions, other fruits and vegetables, spices, and flour to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, metals, cardboard, glass, paper, plastic, and other materials to package our products, and we use other inputs, such as electricity, natural gas, and water, to operate our facilities. We are also exposed to changes in oil prices, including diesel fuel, which influence both our packaging and transportation costs. Prices for commodities, energy, and other supplies are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, foreign currency fluctuations, severe weather, natural disasters, global climate change, water risk, health pandemics, crop failures, crop shortages due to plant disease or insect and other pest infestation, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect our operations. Furthermore, the cost of raw materials and finished products may fluctuate due to movements in cross-currency transaction rates. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
Although we monitor our exposure to commodity and other input prices as an integral part of our overall risk management program, and seek to hedge against input price increases to the extent we deem appropriate, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw materials costs. For example, hedging our costs for one of our key commodities, dairy products, is difficult because dairy futures markets are not as liquid as many other commodities futures markets. Continued volatility or sustained increases in the prices of commodities and other supplies we purchase could increase the costs of our products, and our profitability could suffer. Moreover, increases in the prices of our products to cover these increased costs may result in lower sales volumes, or we may be constrained from increasing the prices of our products by competitive and consumer pressures. If we are not successful in our hedging activities, or if we are unable to price our products to cover increased costs, then commodity and other input price volatility or increases could materially and adversely affect our financial condition and operating results.
In 2021, we experienced higher than expected commodity costs and supply chain costs, including logistics, procurement, and manufacturing costs, largely due to inflationary pressures. We expect this cost inflation to remain elevated through at least 2022. Although we take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our financial condition, operating results, and cash flows could be materially adversely affected. Even if such measures are effective, we expect that there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.
Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices may cause volatility in our gross profit and net income.
We use commodity futures, options, and swaps to economically hedge the price of certain input costs, including vegetable oils, diesel fuel, corn products, packaging products, sugar, coffee beans, wheat products, meat products, natural gas, dairy products, and cocoa products. We recognize gains and losses based on changes in the values of these commodity derivatives. We recognize these gains and losses in cost of products sold in our consolidated statements of income to the extent we utilize the underlying input in our manufacturing process. We recognize the unrealized gains and losses on these commodity derivatives in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results. Accordingly, changes in the values of our commodity derivatives may cause volatility in our gross profit and net income.
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
As a result of any such legal claims or regulatory enforcement actions, we could be subject to monetary judgments, settlements, and civil and criminal actions, including fines, injunctions, product recalls, penalties, disgorgement of profits, or activity restrictions, which could materially and adversely affect our reputation, product sales, financial condition, results of operations, and cash flows. We evaluate these legal claims and regulatory enforcement actions to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose relevant material litigation claims, legal proceedings, or regulatory enforcement actions as appropriate and in accordance with SEC rules and accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
Our borrowing costs can be affected by short and long-term credit ratings assigned by rating organizations. A decrease in these credit ratings could limit our access to capital markets and increase our borrowing costs, which could materially and adversely affect our financial condition and operating results. In February 2020, Moody’s Investor Services, Inc. (“Moody’s”) affirmed our long-term credit rating of Baa3 with a negative outlook and Fitch Ratings (“Fitch”) and S&P Global Ratings (“S&P”) downgraded our long-term credit rating from BBB- to BB+ with a stable outlook from Fitch and a negative outlook from S&P. The downgrades by Fitch and S&P reduce our senior debt below investment grade, potentially resulting in higher borrowing costs on future financings and limiting access to our commercial paper program and other sources of funding which may result in us having to use more expensive sources of liquidity, such as our Senior Credit Facility. These downgrades do not constitute a default or event of default under our debt instruments. As of the date of this filing, we maintain a positive outlook from Fitch and S&P and a stable outlook from Moody’s.
Registered Securities Risks
Sales of our common stock in the public market could cause volatility in the price of our common stock or cause the share price to fall.
Sales of a substantial number of shares of our common stock in the public market, sales of our common stock by the Sponsors, or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. A sustained depression in the market price of our common stock has happened (which was a contributing factor to our decision to perform interim impairment tests for certain reporting units and brands in 2019 for which we ultimately recorded impairment losses) and could in the future happen, which could also reduce our market capitalization below the book value of net assets, which could increase the likelihood of recognizing goodwill or indefinite-lived intangible asset impairment losses that could negatively affect our financial condition and results of operations.
Kraft Heinz, 3G Global Food Holdings, and Berkshire Hathaway entered into a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by 3G Global Food Holdings and Berkshire Hathaway, which represents all shares of our common stock held by the Sponsors as of the date of the closing of the 2015 Merger. As of December 25, 2021, registrable shares represented approximately 42% of all outstanding shares of our common stock. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, offers and sales of a large number of registrable shares may be made pursuant to an effective registration statement under the Securities Act in accordance with the terms of the registration rights agreement. Sales of our common stock by the Sponsors to other persons would likely result in an increase in the number of shares being traded in the public market and may increase the volatility of the price of our common stock.
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
We have a complex network of suppliers, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather or other geological events or natural disasters (including hurricanes, earthquakes, floods, tsunamis, or wild fires), raw material shortages, fires or explosions, political unrest, geopolitical conflicts, terrorism, civil strife, acts of war, public corruption, expropriation, generalized labor unrest or labor shortages, or health pandemics (including COVID-19), could damage or disrupt our operations or the operations of our customers, suppliers, co-manufacturers, distributors, or regulators. These factors include, but are not limited to:
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
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Economic and financial uncertainties in our international markets, changes to major international trade arrangements, and the imposition of tariffs by certain foreign governments could negatively impact our operations and sales. For example, in 2020, the United Kingdom formally withdrew from the European Union (commonly referred to as “Brexit”) and subsequently entered into a trade agreement with the European Union, and we continue to monitor economic and political developments related to Brexit, including the potential for supply chain disruptions. Other factors impacting our operations in the United States and in international locations where we do business include export and import restrictions, foreign currency exchange rates, foreign currency devaluation, cash repatriation restrictions, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, and political unrest. Such factors in either domestic or foreign jurisdictions, and our responses to them, could materially and adversely affect our product sales, financial condition, and operating results.

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
Inflationary pressures, shortages in the labor market, increased employee turnover, and changes in the availability of our workers could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing employee benefits in the United States, Canada, and other foreign jurisdictions, including pension, health and welfare, and severance benefits. Any declines in market returns could adversely impact the funding of pension plans, the assets of which are invested in a diversified portfolio of equity and fixed-income securities and other investments. Additionally, the annual costs of benefits vary with increased costs of health care and the outcome of collectively bargained wage and benefit agreements.

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
We have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our workers, including as a result of COVID-19-related absences, and labor shortages in our supply chain have resulted in, and could continue to result in, increased costs and have, and could again, impact our ability to meet consumer demand, both of which could negatively affect our financial condition, results of operations, or cash flows.
Changes in tax laws and interpretations could adversely affect our business.
We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, which represents the majority of our operations, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. Moreover, under the current U.S. presidential administration, comprehensive changes to U.S. federal income tax laws have been proposed, including, among others, a proposal to increase the federal tax on global intangible low-taxed income (“GILTI”). Additionally, the Organization for Economic Co-operation and Development (OECD), a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The proposals aim to ensure a fairer distribution of profits among countries and impose a floor on tax competition through the introduction of a global minimum tax. It is not currently possible to accurately determine the potential comprehensive impact of these or future changes, but these changes could have a material impact on our effective tax rate, financial condition, and business.
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
Changes in financial and capital markets, including market disruptions, limited liquidity, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. Our U.S. dollar variable rate debt uses London Interbank Offered Rate (“LIBOR”) as a benchmark for determining interest rates and the Financial Conduct Authority in the United Kingdom intends to phase out the LIBOR rates associated with our outstanding variable rate debt by the end of June 2023. Based on our review of our debt securities, credit facilities, including our uncommitted revolving credit line, derivative instruments, and certain of our significant commercial contracts that may utilize LIBOR as the reference rate, we do not currently expect that the transition from LIBOR, including any legal or regulatory changes made in response to its future phase out, or the risks related to its discontinuance will have a material effect on our financing costs. However, we continue to evaluate the potential impact, which remains subject to uncertainty.
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
We manufacture our products in our network of manufacturing and processing facilities located throughout the world. As of December 25, 2021, we operated 79 manufacturing and processing facilities. We own 74 and lease five of these facilities. Our manufacturing and processing facilities count by segment as of December 25, 2021 was:

	Owned	Leased
United States	33	1
International	40	2
Canada	1	2
We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and are adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.
In 2021, we divested certain assets and operations, primarily in our global cheese and nuts businesses, including six owned manufacturing facilities in the United States. We also acquired two owned manufacturing facilities and one leased manufacturing facility in our International segment. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on our acquisitions and divestitures.
Item 3. Legal Proceedings.
See Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on The Nasdaq Stock Market LLC (Nasdaq) under the ticker symbol “KHC.” At February 12, 2022, there were approximately 42,000 holders of record of our common stock.
See Equity and Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of cash dividends declared on our common stock.
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Food and Soft Drink Products, which we consider to be our peer group. Companies included in the S&P Consumer Staples Food and Soft Drink Products index change periodically and are presented on the basis of the index as it is comprised on December 25, 2021. This graph covers the five-year period from December 30, 2016 (the last trading day of our fiscal year 2016) through December 23, 2021 (the last trading day of our fiscal year 2021). The graph shows total shareholder return assuming $100 was invested on December 30, 2016 and the dividends were reinvested on a daily basis.

	Kraft Heinz	S&P 500	S&P Consumer Staples Food and Soft Drink Products
December 30, 2016	$100.00	$100.00	$100.00
December 29, 2017	91.60	121.83	111.74
December 28, 2018	53.54	115.49	106.04
December 27, 2019	41.08	153.57	137.25
December 24, 2020	48.08	178.76	143.96
December 23, 2021	50.53	231.39	163.58
The above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Issuer Purchases of Equity Securities During the Three Months Ended December 25, 2021
Our share repurchase activity in the three months ended December 25, 2021 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/26/2021 — 10/30/2021	1,888,532	$36.85	—	$—
10/31/2021 — 11/27/2021	1,421,051	36.97	—	—
11/28/2021 — 12/25/2021	53,208	34.56	—	—
Total	3,362,791		—
(a)    Includes (1) shares repurchased to offset the dilutive effect of the exercise of stock options using option exercise proceeds and the vesting restricted stock units (“RSUs”) and performance share units (“PSUs”) and (2) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
(b)    We do not have any publicly-announced share repurchase plans or programs.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Objective:
The following discussion provides an analysis of our financial condition and results of operations from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our objective is to also provide discussion of material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides an understanding of our financial condition, results of operations, and cash flows.
See below for discussion and analysis of our financial condition and results of operations for 2021 compared to 2020. See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 26, 2020 for a detailed discussion of our financial condition and results of operations for 2020 compared to 2019.
Description of the Company:
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products throughout the world.
We manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada.
During the fourth quarter of 2021, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our United States and Canada zones to form the North America zone, and expect to have two reportable segments, North America and International. We expect that any change to our reportable segments will be effective in the second quarter of 2022.
See Note 21, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our financial information by segment.
Acquisitions and Divestitures:
In 2021, we completed the sale of certain assets in our global nuts business (the “Nuts Transaction”) as well as the sale of certain assets in our global cheese businesses (the “Cheese Transaction”). The Nuts Transaction and the Cheese Transaction are not, individually or in the aggregate, considered a strategic shift that will have a major effect on our operations or financial results; therefore, the results of these businesses are included in continuing operations through the date of each sale. Additionally, in 2021, we completed the acquisition of Assan Gıda Sanayi ve Ticaret A.Ş. (the “Assan Foods Acquisition”) and BR Spices Indústria e Comércio de Alimentos Ltda (the “BR Spices Acquisition”), both of which are in our International segment. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $318 million and intangible asset impairment losses of $1.3 billion in 2021 compared to goodwill impairment losses of $2.3 billion and intangible asset impairment losses of $1.1 billion in 2020. See Note 4, Acquisitions and Divestitures, and Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information on these impairment losses.
COVID-19 Impacts:
We have been actively monitoring the impact of COVID-19 on our business. In 2020, particularly in March and April, we experienced consolidated net sales growth as higher demand for our retail products more than offset declines in our foodservice business. In 2021, we continued to experience strong retail demand compared to pre-pandemic periods. However, retail consumption declined when compared to the comparable 2020 period based on the strong consumer demand early on in the COVID-19 pandemic, particularly in March and April 2020. Beginning in the second quarter of 2021 and continuing through year end, our foodservice business experienced increased consumer demand compared to the comparable 2020 periods, which were negatively impacted by the COVID-19 pandemic. However, we continue to see decreased foodservice demand in certain parts of our global business, including the United States and Canada, compared to pre-pandemic periods. COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.

See Liquidity and Capital Resources for additional information related to the impact of COVID-19 on our overall results. For information related to the impact of COVID-19 on our segment results see Results of Operations by Segment.
Inflation and Supply Chain Impacts:
In 2021, we experienced higher than expected commodity costs and supply chain costs, including logistics, procurement, and manufacturing costs, largely due to inflationary pressures. We expect this cost inflation to remain elevated through at least 2022. While these costs have a negative impact on our results of operations, we are currently taking measures to mitigate, and expect to continue to take measures to mitigate, the impact of this inflation through pricing actions and efficiency gains. However, we expect that there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.
Additionally, given the increased demand for our products combined with industry-wide supply chain issues, we have experienced capacity constraints for certain products when demand has exceeded our current manufacturing capacity. As discussed in Liquidity and Capital Resources, we are working to expand capacity through increased capital investments. However, until these capacity constraints are alleviated, these constraints have the potential to impact our service levels, market share, financial condition, results of operations, or cash flows.
We have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our workers, including as a result of COVID-19-related absences, and labor shortages in our supply chain have resulted in, and could continue to result in, increased costs and have, and could again, impact our ability to meet consumer demand, both of which could negatively affect our financial condition, results of operations, or cash flows.
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
Consolidated Results of Operations
Summary of Results:

	December 25, 2021	December 26, 2020	% Change
	(in millions, except per share data)
Net sales	$26,042	$26,185	(0.5)%
Operating income/(loss)	3,460	2,128	62.6%
Net income/(loss)	1,024	361	183.7%
Net income/(loss) attributable to common shareholders	1,012	356	184.5%
Diluted EPS	0.82	0.29	182.8%
Net Sales:

	December 25, 2021	December 26, 2020	% Change
	(in millions)
Net sales	$26,042	$26,185	(0.5)%
Organic Net Sales(a)	23,714	23,293	1.8%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2021 Compared to Fiscal Year 2020:
Net sales decreased 0.5% to $26.0 billion in 2021 compared to $26.2 billion in 2020, including the unfavorable impact of divestitures (3.5 pp) and the favorable impact of foreign currency (1.2 pp). Organic Net Sales increased 1.8% to $23.7 billion in 2021 compared to $23.3 billion in 2020, driven by higher pricing (2.3 pp), which more than offset unfavorable volume/mix (0.5 pp). Pricing was higher across all segments, while unfavorable volume/mix in our United States and Canada segments more than offset favorable volume/mix in our International segment.

Net Income/(Loss):

	December 25, 2021	December 26, 2020	% Change
	(in millions)
Operating income/(loss)	$3,460	$2,128	62.6%
Net income/(loss)	1,024	361	183.7%
Net income/(loss) attributable to common shareholders	1,012	356	184.5%
Adjusted EBITDA(a)	6,371	6,669	(4.5)%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2021 Compared to Fiscal Year 2020:
Operating income/(loss) increased to $3.5 billion in 2021 compared to $2.1 billion in 2020, primarily driven by lower non-cash impairment losses in the current year. Non-cash impairment losses were $1.6 billion in 2021 compared to $3.4 billion in 2020. The remaining change in operating income/(loss) was a decrease of $447 million, primarily due to higher supply chain costs, reflecting inflationary pressure in logistics, procurement, and manufacturing costs; higher commodity costs, including key commodity (which we define as dairy, meat, and coffee) and packaging costs; the unfavorable impact of divestitures; higher restructuring expenses in the current period; and costs relating to the settlement of the previously disclosed SEC investigation. These decreases to operating income/(loss) more than offset efficiency gains, higher Organic Net Sales, the favorable impact of foreign currency, lower general corporate expenses, and lower depreciation and amortization expense.
Net income/(loss) increased 183.7% to $1.0 billion in 2021 compared to $361 million in 2020. This increase was driven by the operating income/(loss) factors discussed above (primarily lower non-cash impairment losses in the current year period), which more than offset higher interest expense and higher tax expense. Other expense/(income) was flat year over year.
•Interest expense was $2.0 billion in 2021 compared to $1.4 billion in 2020. This increase was primarily driven by a $917 million loss on extinguishment of debt recognized in the current year period related to the $6.0 billion reduction in our aggregate principal amount of senior notes from our tender offers, debt redemptions, and open-market debt repurchases in 2021 compared to a $124 million loss on extinguishment of debt recognized in the prior year in connection with our tender offer and debt redemptions in 2020. The 2020 period also included $22 million of interest expense related to the $4.0 billion drawn on our Senior Credit Facility in the first quarter of 2020 and repaid in the second quarter of 2020. The remaining change in interest expense was a decrease of approximately $118 million compared to the prior year period, as our long-term debt balance and associated interest expense were reduced through tender offers, debt redemptions, debt repurchases, and repayments.
•Our effective tax rate was 40.1% in 2021 compared to 65.0% in 2020. Our 2021 effective tax rate was unfavorably impacted by rate reconciling items, primarily the tax impacts related to acquisitions and divestitures, which mainly reflect the impacts of the Nuts Transaction and Cheese Transaction, partially offset by current year capital losses; the revaluation of our deferred tax balances due to changes in international and state tax rates, mainly an increase in U.K. tax rates; the impact of the federal tax on GILTI; and non-deductible goodwill impairments. These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions. Our 2020 effective tax rate was unfavorably impacted by rate reconciling items, primarily related to non-deductible goodwill impairments, the impact of the federal tax on GILTI, and the revaluation of our deferred tax balances due to changes in international tax laws. These impacts were partially offset by a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the favorable impact of establishing certain deferred tax assets for state tax deductions.
•Other expense/(income) was $295 million of income in 2021 compared to $296 million of income in 2020. This change was primarily driven by an $86 million net loss on derivative activities in 2021 compared to a $154 million net gain on derivative activities in 2020 and a $115 million decrease in non-cash amortization of postemployment benefit plans prior service credits as compared to the prior year period. These impacts were partially offset by a $101 million net foreign exchange gain in 2021 compared to a $162 million net foreign exchange loss in 2020, a $44 million net gain on sales of businesses in 2021 compared to a $2 million net loss on sales of businesses in 2020, and a $26 million loss on the dissolution of a joint venture in 2020.
Adjusted EBITDA decreased 4.5% to $6.4 billion in 2021 compared to $6.7 billion in 2020, including the unfavorable impact of divestitures (2.2 pp) and the favorable impact of foreign currency (0.9 pp). Lower Adjusted EBITDA in the United States more than offset lower general corporate expenses and Adjusted EBITDA growth in our Canada and International segments.

Diluted Earnings Per Share (“EPS”):

	December 25, 2021	December 26, 2020	% Change
	(in millions, except per share data)
Diluted EPS	$0.82	$0.29	182.8%
Adjusted EPS(a)	2.93	2.88	1.7%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2021 Compared to Fiscal Year 2020:
Diluted EPS increased 182.8% to $0.82 in 2021 compared to $0.29 in 2020, primarily driven by the net income/(loss) factors discussed above.

	December 25, 2021	December 26, 2020	$ Change	% Change
Diluted EPS	$0.82	$0.29	$0.53	182.8%
Restructuring activities	0.05	—	0.05
Unrealized losses/(gains) on commodity hedges	0.01	—	0.01
Impairment losses	1.07	2.59	(1.52)
Certain non-ordinary course legal and regulatory matters	0.05	—	0.05
Losses/(gains) on sale of business(a)	0.15	(0.01)	0.16
Debt prepayment and extinguishment costs	0.59	0.08	0.51
Certain significant discrete income tax items	0.19	(0.07)	0.26
Adjusted EPS(b)	$2.93	$2.88	$0.05	1.7%

Key drivers of change in Adjusted EPS(b):
Results of operations			$(0.08)
Results of divested operations			(0.10)
Interest expense			0.09
Other expense/(income)			(0.02)
Effective tax rate			0.18
Effect of dilutive equity awards(c)			(0.02)
			$0.05
(a)    Includes a gain on the remeasurement of a disposal group that was reclassified as held and used in the third quarter of 2021. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information.
(b)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(c)    Represents the impact of changes in weighted average shares outstanding, primarily due to the dilutive effect of outstanding equity awards.
Adjusted EPS increased 1.7% to $2.93 in 2021 compared to $2.88 in 2020 primarily driven by lower taxes on adjusted earnings, lower interest expense, and lower depreciation and amortization costs, which more than offset lower Adjusted EBITDA, which includes the impact of our divestitures, higher equity award compensation expense, and unfavorable changes in other expense/(income).
Results of Operations by Segment
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of divestiture-related license income (e.g., income related to the sale of licenses in connection with the Cheese Transaction), restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations.

Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our consolidated statement of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for additional information.
Net Sales:

	December 25, 2021	December 26, 2020
	(in millions)
Net sales:
United States	$18,604	$19,204
International	5,691	5,341
Canada	1,747	1,640
Total net sales	$26,042	$26,185
Organic Net Sales:

	2021 Compared to 2020
	December 25, 2021	December 26, 2020
	(in millions)
Organic Net Sales(a):
United States	$16,667	$16,403
International	5,463	5,299
Canada	1,584	1,591
Total Organic Net Sales	$23,714	$23,293
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
2021 Compared to 2020
United States	(3.1)%	0.0 pp	(4.7) pp	1.6%	2.1 pp	(0.5) pp
International	6.5%	3.4 pp	0.0 pp	3.1%	2.6 pp	0.5 pp
Canada	6.5%	7.0 pp	(0.1) pp	(0.4)%	2.9 pp	(3.3) pp
Kraft Heinz	(0.5)%	1.2 pp	(3.5) pp	1.8%	2.3 pp	(0.5) pp

Adjusted EBITDA:

	December 25, 2021	December 26, 2020
	(in millions)
Segment Adjusted EBITDA:
United States	$5,157	$5,557
International	1,066	1,058
Canada	419	389
General corporate expenses	(271)	(335)
Depreciation and amortization (excluding restructuring activities)	(910)	(955)
Divestiture-related license income	4	—
Restructuring activities	(84)	(15)
Deal costs	(11)	(8)
Unrealized gains/(losses) on commodity hedges	(17)	6
Impairment losses	(1,634)	(3,413)
Certain non-ordinary course legal and regulatory matters	(62)	—
Equity award compensation expense (excluding restructuring activities)	(197)	(156)
Operating income/(loss)	3,460	2,128
Interest expense	2,047	1,394
Other expense/(income)	(295)	(296)
Income/(loss) before income taxes	$1,708	$1,030
United States:

	2021 Compared to 2020
	December 25, 2021	December 26, 2020	% Change
	(in millions)
Net sales	$18,604	$19,204	(3.1)%
Organic Net Sales(a)	16,667	16,403	1.6%
Segment Adjusted EBITDA	5,157	5,557	(7.2)%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2021 Compared to Fiscal Year 2020:
Net sales decreased 3.1% to $18.6 billion in 2021 compared to $19.2 billion in 2020, including the unfavorable impact of divestitures (4.7 pp). Organic Net Sales increased 1.6% to $16.7 billion in 2021 compared to $16.4 billion in 2020, driven by higher pricing (2.1 pp), which more than offset unfavorable volume/mix (0.5 pp). Higher pricing was primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway and the negative impact from exiting the McCafé licensing agreement, both in the prior year period, which more than offset higher foodservice sales and favorable changes in retail inventory levels versus the prior year period.
Segment Adjusted EBITDA decreased 7.2% to $5.2 billion in 2021 compared to $5.6 billion in 2020, including the unfavorable impact of divestitures (2.5 pp). The remaining change was primarily due to higher commodity costs, including key commodity and packaging costs; higher supply chain costs, reflecting inflationary pressure in logistics, procurement, and manufacturing costs; and lower volume more than offset higher pricing and efficiency gains.
International:

	2021 Compared to 2020
	December 25, 2021	December 26, 2020	% Change
	(in millions)
Net sales	$5,691	$5,341	6.5%
Organic Net Sales(a)	5,463	5,299	3.1%
Segment Adjusted EBITDA	1,066	1,058	0.7%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Fiscal Year 2021 Compared to Fiscal Year 2020:
Net sales increased 6.5% to $5.7 billion in 2021 compared to $5.3 billion in 2020, including the favorable impact of foreign currency (3.4 pp). Acquisitions and divestitures had an insignificant impact on net sales. Organic Net Sales increased 3.1% to $5.5 billion in 2021 compared to $5.3 billion in 2020, driven by higher pricing (2.6 pp) and favorable volume/mix (0.5 pp). Higher pricing included increases across markets primarily to mitigate rising input costs. Favorable volume/mix was primarily driven by higher foodservice sales in the current year period.
Segment Adjusted EBITDA increased 0.7% to $1.1 billion in 2021 compared to $1.1 billion in 2020, primarily driven by efficiency gains, higher pricing, favorable mix, and the favorable impact of foreign currency (3.7 pp), which more than offset higher supply chain costs, reflecting inflationary pressure in manufacturing, procurement, and logistics; higher commodity costs; and lower volume.
Canada:

	2021 Compared to 2020
	December 25, 2021	December 26, 2020	% Change
	(in millions)
Net sales	$1,747	$1,640	6.5%
Organic Net Sales(a)	1,584	1,591	(0.4)%
Segment Adjusted EBITDA	419	389	7.8%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2021 Compared to Fiscal Year 2020:
Net sales increased 6.5% to $1.7 billion in 2021 compared to $1.6 billion in 2020, including the favorable impact of foreign currency (7.0 pp) and the unfavorable impact of divestitures (0.1 pp). Organic Net Sales decreased 0.4% to $1.6 billion in 2021 compared to $1.6 billion in 2020, due to unfavorable volume/mix (3.3 pp), which more than offset higher pricing (2.9 pp). Unfavorable volume/mix was primarily due to extraordinary COVID-19-related retail takeaway in the prior year period, which more than offset higher foodservice sales in the current year period. Pricing was higher primarily driven by increases to mitigate rising input costs, particularly in condiments and sauces and foodservice.
Segment Adjusted EBITDA increased 7.8% to $419 million in 2021 compared to $389 million in 2020, primarily driven by higher pricing, efficiency gains, and the favorable impact of foreign currency (7.1 pp), which more than offset lower volume; higher supply chain costs, reflecting inflationary pressure in manufacturing, procurement, and logistics; and higher commodity costs.
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
Acquisitions and Divestitures:
In the second quarter of 2021, we received approximately $3.4 billion of cash consideration following the closing of the Nuts Transaction. In connection with the Nuts Transaction, we paid approximately $700 million of cash taxes in the second half of 2021, primarily to U.S. federal and state tax authorities. We primarily utilized the post-tax transaction proceeds, along with cash on hand, to fund opportunistic repayments of long-term debt, including our tender offers in the second quarter of 2021 and our debt redemption and open market debt repurchases in the third quarter of 2021.
In the fourth quarter of 2021, we received approximately $3.2 billion of cash consideration following the closing of the Cheese Transaction. In connection with the Cheese Transaction, we expect to pay cash taxes of approximately $620 million in the first half of 2022, primarily to U.S. federal and state tax authorities. We primarily utilized the post-tax transaction proceeds to fund our open market debt repurchases and tender offer in the fourth quarter of 2021.

Additionally, in the fourth quarter of 2021, we completed the Assan Foods Acquisition, which included cash consideration of approximately $70 million, and the BR Spices Acquisition for an insignificant amount of cash consideration. In January 2022, we closed on our purchase of a majority stake in Just Spices GmbH for cash consideration of approximately $243 million. We expect to close on our purchase of a majority stake in Companhia Hemmer Indústria e Comércio in the first half of 2022 for cash consideration of approximately 1.2 billion Brazilian reais (approximately $211 million at December 25, 2021).
See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on our acquisitions and divestitures. See Note 17, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our debt transactions.
Cash Flow Activity for 2021 Compared to 2020:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $5.4 billion for the year ended December 25, 2021 compared to $4.9 billion for the year ended December 26, 2020. This increase was primarily driven by proceeds from the sale of licenses in connection with the Cheese Transaction, favorable changes in accounts payable compared to the prior year, largely due to favorable payment terms, and lower cash outflows for inventories. These impacts were partially offset by higher cash tax payments on divestitures in 2021 related to the Nuts Transaction, higher cash outflows for variable compensation in 2021 compared to 2020, higher cash outflows from increased promotional activity versus the prior year period, and lower Adjusted EBITDA.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $4.0 billion for the year ended December 25, 2021 compared to net cash used for investing activities of $522 million for the year ended December 26, 2020. This change was primarily driven by proceeds from the sale of net assets in connection with the Nuts Transaction and the Cheese Transaction in the current year, partially offset by higher capital expenditures in 2021 compared to 2020 and the payments for the Assan Foods Acquisition and the BR Spices Acquisition in 2021. We had 2021 capital expenditures of $905 million compared to 2020 capital expenditures of $596 million. This increase is primarily due to increased capital investments, largely for capacity expansion, and the COVID-19 pandemic, which caused delays in our planned 2020 projects and spend. We expect 2022 capital expenditures to be approximately $1.0 billion, primarily driven by increased capital investments, largely for capacity expansion and cost improvement projects, maintenance, and technology.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $9.3 billion for the year ended December 25, 2021 compared to $3.3 billion for the year ended December 26, 2020. This change was primarily due to prior year proceeds from long-term debt issuances, higher repayments of long-term debt and debt prepayment and extinguishment costs in 2021 compared to 2020, and higher cash outflows related to equity awards in 2021 compared to 2020. See Note 17, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our long-term debt activity.
Cash Held by International Subsidiaries:
Of the $3.4 billion cash and cash equivalents on our consolidated balance sheet at December 25, 2021, $867 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to our 2018 through 2021 accumulated earnings of certain international subsidiaries is approximately $50 million.
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $10 million on approximately $135 million of historic earnings at December 25, 2021 and a deferred tax liability of approximately $20 million on approximately $300 million of historic earnings at December 26, 2020. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.

Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $820 million at December 25, 2021 and $740 million at December 26, 2020.
Borrowing Arrangements:
In February 2020, Fitch and S&P downgraded our long-term credit rating from BBB- to BB+. These downgrades adversely affect our ability to access the commercial paper market. In addition, we could experience an increase in interest costs as a result of the downgrades. These downgrades do not constitute a default or event of default under any of our debt instruments. Limitations on or elimination of our ability to access the commercial paper program may require us to borrow under the Senior Credit Facility, if necessary to meet liquidity needs. Our ability to borrow under the Senior Credit Facility is not affected by the downgrades. As of the date of this filing, our long-term debt is rated BB+ by both Fitch and S&P and Baa3 by Moody’s, with a positive outlook from Fitch and S&P and a stable outlook from Moody’s.
We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at December 25, 2021, at December 26, 2020, or during the years ended December 25, 2021 or December 26, 2020.
We maintain our Senior Credit Facility, which, following the execution of a commitment increase amendment to the Credit Agreement in October 2020 and the extension letter agreement in April 2021, provides for a revolving commitment of $4.1 billion through July 6, 2023 and $4.0 billion through July 6, 2025. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $900 million.
In the first quarter of 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we borrowed $4.0 billion under our Senior Credit Facility. We repaid the full $4.0 billion during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at December 25, 2021, at December 26, 2020, or during the years ended December 25, 2021 and December 28, 2019.
The Credit Agreement contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of December 25, 2021.
Long-Term Debt:
Our long-term debt, including the current portion, was $21.8 billion at December 25, 2021 and $28.3 billion at December 26, 2020. This decrease was primarily driven by the approximately $4.1 billion aggregate principal amount of senior notes that were settled in connection with tender offers in 2021, the approximately $1.2 billion aggregate principal amount of senior notes redeemed in 2021, the approximately $738 million aggregate principal amount of senior notes repurchased under Rule 10b5-1 plans in 2021, the $111 million aggregate principal amount of senior notes that were repaid at maturity in February 2021, and the $34 million aggregate principal amount of senior notes that were repaid at maturity in September 2021. We used cash on hand and proceeds from the Nuts Transaction to fund our tender offers in the second quarter of 2021 and our debt redemption and open market debt repurchases in the third quarter of 2021 and to pay fees and expenses in connection therewith. We used proceeds from the Cheese Transaction to fund our open market repurchases and tender offer in the fourth quarter of 2021 and to pay fees and expenses in connection therewith.
We have aggregate principal amounts of senior notes of approximately $6 million maturing in March 2022, approximately $381 million maturing in June 2022, and approximately $315 million maturing in August 2022.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants during the year ended December 25, 2021.
See Note 17, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our long-term debt activity. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on the Nuts Transaction and Cheese Transaction.

Equity and Dividends:
We paid common stock dividends of $2.0 billion in 2021, 2020, and 2019. Additionally, in the first quarter of 2022, our Board declared a cash dividend of $0.40 per share of common stock, which is payable on March 25, 2022 to stockholders of record on March 11, 2022.
The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board deems relevant to its analysis and decision making.
Aggregate Contractual Obligations:
Related to our current and long-term material cash requirements, the following table summarizes our aggregate contractual obligations at December 25, 2021, which we expect to primarily fund with cash from operating activities (in millions):

	Material Cash Requirements
	2022	2023-2024	2025-2026	2027 and Thereafter	Total
Long-term debt(a)	$1,640	$3,305	$3,644	$28,645	$37,234
Finance leases(b)	46	56	34	169	305
Operating leases(c)	155	214	150	229	748
Purchase obligations(d)	541	772	401	282	1,996
Other long-term liabilities(e)	39	125	98	167	429
Total	$2,421	$4,472	$4,327	$29,492	$40,712
(a)    Amounts represent the expected cash payments of our long-term debt, including interest on variable and fixed rate long-term debt. Interest on variable rate long-term debt is calculated based on interest rates at December 25, 2021.
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
(e)    Other long-term liabilities primarily consist of estimated payments for the one-time toll charge related to 2017 U.S. tax reform, as well as postretirement benefit commitments. Certain other long-term liabilities related to income taxes, insurance accruals, and other accruals included on the consolidated balance sheet are excluded from the above table as we are unable to estimate the timing of payments for these items.
Pension plan contributions were $15 million in 2021. We estimate that 2022 pension plan contributions will be approximately $12 million. Postretirement benefit plan contributions were $12 million in 2021. We estimate that 2022 postretirement benefit plan contributions will be approximately $13 million. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2022. Beyond 2022, we are unable to reliably estimate the timing of contributions to our pension or postretirement plans. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension or postretirement asset performance or interest rates, or other factors. As such, estimated pension and postretirement plan contributions for 2022 have been excluded from the above table.
At December 25, 2021, the amount of net unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $521 million. The timing of payments will depend on the progress of examinations with tax authorities. We do not expect a significant tax payment related to these obligations within the next year. We are unable to make a reasonably reliable estimate as to if or when any significant cash settlements with taxing authorities may occur; therefore, we have excluded the amount of net unrecognized tax benefits from the above table.
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary (the “Guarantee”). See Note 17, Debt, in Item 8, Financial Statements and Supplementary Data, for additional descriptions of these guarantees.
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
Summarized Statement of Income

For the Year Ended
December 25, 2021
Net sales	$17,374
Gross profit(a)	6,270
Goodwill impairment losses	230
Intercompany service fees and other recharges	3,813
Operating income/(loss)	1,254
Equity in earnings/(losses) of subsidiaries	1,360
Net income/(loss)	1,012
Net income/(loss) attributable to common shareholders	1,012
(a)    In 2021, the Obligor Group recorded $435 million of net sales to the non-guarantor subsidiaries and $31 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

December 25, 2021
ASSETS
Current assets	$6,484
Current assets due from affiliates(a)	2,890
Non-current assets	5,709
Goodwill	8,860
Intangible assets, net	2,222
Non-current assets due from affiliates(b)	207
LIABILITIES
Current liabilities	$5,091
Current liabilities due to affiliates(a)	5,922
Non-current liabilities	23,120
Non-current liabilities due to affiliates(b)	600
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, coffee beans, soybean and vegetable oils, sugar and other sweeteners, tomatoes, potatoes, corn products, wheat products, nuts, and cocoa products, to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, metals, and cardboard to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor worldwide supply and cost trends of these commodities.
Following the closing of the Nuts Transaction in the second quarter of 2021, our purchase and use of nuts has significantly decreased. As such, we no longer consider nuts to be one of our key commodities in the United States and Canada.
We define our key commodities in the United States and Canada as dairy, meat, and coffee. In 2021, we experienced cost increases for meat and coffee, while costs for dairy decreased. We also experienced cost increases for packaging materials due to market demand. We anticipate higher commodity costs to continue through at least 2022 due to inflationary pressures. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
In 2021, dairy commodities, primarily milk and cheese, were the most significant cost components of our cheese products. Following the closing of the Cheese Transaction, we expect dairy commodities, primarily milk, cream, and cheese, to be the most significant components of our cheese products in 2022. We purchase our dairy raw material requirements from independent third parties, such as agricultural cooperatives and independent processors. Market supply and demand, as well as government programs, significantly influence the prices for milk and other dairy products. Significant cost components of our meat products include pork, beef, and poultry, which we primarily purchase from applicable local markets. Livestock feed costs and the global supply and demand for U.S. meats influence the prices of these meat products. The most significant cost component of our coffee products is coffee beans, which we purchase on global markets. Quality and availability of supply, currency fluctuations, and consumer demand for coffee products impact coffee bean prices.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. In 2021, we updated our definition of advertising expenses to reflect a more comprehensive view of costs that promote our brands to create or stimulate a desire to buy our products. Our definition of advertising expenses now includes advertising production costs, in-store advertising costs, agency fees, brand promotions and events, and sponsorships, in addition to costs to obtain advertising in television, radio, print, digital, and social channels. We have reflected these changes in all historical periods presented. We recorded advertising expenses of $1,039 million in 2021, $1,070 million in 2020, and $976 million in 2019. We also incur market research costs, which are recorded in SG&A but are excluded from advertising expenses.
Goodwill and Intangible Assets:
As of December 25, 2021, we maintain 14 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $31.3 billion at December 25, 2021. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $39.4 billion as of December 25, 2021.
We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill or intangible asset impairments.
In 2020 and 2021, the COVID-19 pandemic has produced a short-term beneficial financial impact to our consolidated results. Retail sales have increased compared to pre-pandemic periods due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our Canada Foodservice reporting unit is the most exposed of our reporting units to the long-term impacts to away-from-home establishments as it is our only standalone foodservice reporting unit. While our other reporting units have varying levels of exposure to the foodservice channel, they also have exposure to the retail channel, which offsets some of the risk associated with the potential long-term impacts of shifts in net sales between retail and away-from-home establishments. Our Canada Foodservice reporting unit was impaired during our 2020 annual impairment test, reflecting our best estimate at that time of the future outlook and risks of this business. The Canada Foodservice reporting unit maintains an aggregate goodwill carrying amount of approximately $154 million as of December 25, 2021. A number of factors could result in further future impairments of our foodservice businesses, including but not limited to: mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of, and uncertainty driven by, the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
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
As detailed in Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our reporting units and brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units and brands that have 20% or less excess fair value over carrying amount as of their latest 2021 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $28.3 billion as of their latest 2021 impairment testing date and included: Enhancers, Specialty, and Away from Home (ESA), Kids, Snacks, and Beverages (KSB), Meal Foundations and Coffee (MFC), Canada Retail, Canada Foodservice, and Puerto Rico. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $2.2 billion as of their latest 2021 impairment testing date and included Northern Europe and Asia. The Continental Europe reporting unit had a fair value over carrying amount in excess of 50% and a goodwill carrying amount of $961 million as of its latest 2021 impairment testing date. Our reporting units that have less than 3% excess fair value over carrying amount as of their latest 2021 impairment testing date are considered at a heightened risk of future impairments and include our Canada Retail and Puerto Rico reporting units, which had an aggregate goodwill carrying amount of $1.4 billion. Additionally, our reporting units with no goodwill carrying amount as of their latest 2021 impairment testing date are at risk of future impairment to the extent there is newly acquired goodwill assigned to the reporting unit and the fair value of the reporting unit (including the acquisition fair value) does not exceed the carrying amount of the reporting unit (including the acquired net assets).
Brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $21.3 billion as of their latest 2021 impairment testing date and included: Kraft, Oscar Mayer, Velveeta, Miracle Whip, Lunchables, Ore-Ida, Maxwell House, Classico, Cool Whip, Jet Puffed, Plasmon, and Wattie’s. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $6.5 billion as of their latest 2021 impairment testing date. Although the remaining brands, with a carrying amount of $11.8 billion, have more than 50% excess fair value over carrying amount as of their latest 2021 impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on our consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments. Our brands that have less than 3% excess fair value over carrying amount as of their latest 2021 impairment testing date are considered at a heightened risk of future impairments and include our Kraft, Miracle Whip, Ore-Ida, Maxwell House, Classico, and Plasmon brands, which had an aggregate carrying amount of $14.2 billion.
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
As detailed in Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, the Cheese Transaction closed in the fourth quarter of 2021. We received total consideration of approximately $3.34 billion, which included approximately $1.59 billion primarily attributed to the Kraft and Velveeta licenses that we granted to Lactalis and approximately $141 million attributed to the Cracker Barrel license that Lactalis granted to us, the amounts of which were based on the estimated fair values of the licensed portion of each brand as of the closing date of the Cheese Transaction. We utilized the excess earnings method under the income approach to estimate the fair value of the licensed portion of the Kraft brand and the relief from royalty method under the income approach to estimate the fair value of the licensed portions of the Velveeta brand and the Cracker Barrel brand. Some of the more significant assumptions inherent in estimating these fair values include the estimated future annual net sales and net cash flows for each brand, contributory asset charges, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future earnings attributable to each brand. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, and guideline companies.
In the fourth quarter of 2021, at the time the licensed rights were granted, we reassessed the remaining fair value of the retained portions of the Kraft and Velveeta brands and recorded a non-cash intangible asset impairment loss related to the Kraft brand of approximately $1.24 billion, which was recognized in SG&A.
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of their latest 2021 impairment testing date for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$28.3	6.5%	7.0%	1.0%	1.5%
Brands (excess earnings method)	15.0	7.0%	7.2%	0.8%	1.5%
Brands (relief from royalty method)	6.2	7.0%	7.5%	0.5%	2.0%	5.0%	20.0%
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

If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 20% or less excess fair value over carrying amount, as of their latest 2021 impairment testing date for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

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
For our postretirement benefit plans, our 2022 health care cost trend rate assumption will be 5.9%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate the weighted average assumed ultimate trend rate will be 4.8%. The year in which the ultimate trend rate is reached varies by plan, ranging between the years 2022 and 2030. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
Our 2022 discount rate assumption will be 3.0% for service cost and 2.2% for interest cost for our postretirement plans. Our 2022 discount rate assumption will be 3.2% for service cost and 2.6% for interest cost for our U.S. pension plans and 2.4% for service cost and 1.8% for interest cost for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
Our 2022 expected return on plan assets will be 5.0% (net of applicable taxes) for our postretirement plans. Our 2022 expected rate of return on plan assets will be 4.6% for our U.S. pension plans and 2.6% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by re-balancing between asset classes as we make contributions and monthly benefit payments.

While we do not anticipate further changes in the 2022 assumptions for our U.S. and non-U.S. pension and postretirement benefit plans, as a sensitivity measure, a 100-basis-point change in our discount rate or a 100-basis-point change in the expected rate of return on plan assets would have the following effects, increase/(decrease) in cost (in millions):

	U.S. Plans		Non-U.S. Plans
	100-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease
Effect of change in discount rate on pension costs	$9	$(25)	$10	$(2)
Effect of change in expected rate of return on plan assets on pension costs	(43)	43	(29)	29
Effect of change in discount rate on postretirement costs	1	(1)	(1)	1
Effect of change in expected rate of return on plan assets on postretirement costs	(11)	11	—	—
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
New Accounting Pronouncements
See Note 3, New Accounting Standards, in Item 8, Financial Statements and Supplementary Data, for a discussion of new accounting pronouncements.
Contingencies
See Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for a discussion of our contingencies.
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
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of divestiture-related license income (e.g., income related to the sale of licenses in connection with the Cheese Transaction), restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities). Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. In 2021, we revised the definition of Adjusted EBITDA to adjust for the impact of certain legal and regulatory matters arising outside the ordinary course of our business and divestiture-related license income, as management believes such matters, when they occur, do not directly reflect our underlying operations.
Adjusted EPS is defined as diluted EPS excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, certain non-ordinary course legal and regulatory matters, losses/(gains) on the sale of a business, other losses/(gains) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), debt prepayment and extinguishment costs, and certain significant discrete income tax items (e.g., U.S. and non-U.S. tax reform), and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis. We believe Adjusted EPS provides important comparability of underlying operating results, allowing investors and management to assess operating performance on a consistent basis. In 2021, we revised the definition of Adjusted EPS to adjust for the impact of certain legal and regulatory matters arising outside the ordinary course of our business and certain significant discrete income tax items beyond U.S. tax reform, as management believes such matters, when they occur, do not directly reflect our underlying operations.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
2021
United States	$18,604	$—	$1,937	$16,667
International	5,691	205	23	5,463
Canada	1,747	114	49	1,584
Kraft Heinz	$26,042	$319	$2,009	$23,714

2020
United States	$19,204	$—	$2,801	$16,403
International	5,341	22	20	5,299
Canada	1,640	—	49	1,591
Kraft Heinz	$26,185	$22	$2,870	$23,293

Year-over-year growth rates
United States	(3.1)%	0.0 pp	(4.7) pp	1.6%	2.1 pp	(0.5) pp
International	6.5%	3.4 pp	0.0 pp	3.1%	2.6 pp	0.5 pp
Canada	6.5%	7.0 pp	(0.1) pp	(0.4)%	2.9 pp	(3.3) pp
Kraft Heinz	(0.5)%	1.2 pp	(3.5) pp	1.8%	2.3 pp	(0.5) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	December 25, 2021	December 26, 2020
Net income/(loss)	$1,024	$361
Interest expense	2,047	1,394
Other expense/(income)	(295)	(296)
Provision for/(benefit from) income taxes	684	669
Operating income/(loss)	3,460	2,128
Depreciation and amortization (excluding restructuring activities)	910	955
Divestiture-related license income	(4)	—
Restructuring activities	84	15
Deal costs	11	8
Unrealized losses/(gains) on commodity hedges	17	(6)
Impairment losses	1,634	3,413
Certain non-ordinary course legal and regulatory matters	62	—
Equity award compensation expense (excluding restructuring activities)	197	156
Adjusted EBITDA	$6,371	$6,669

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	December 25, 2021	December 26, 2020
Diluted EPS	$0.82	$0.29
Restructuring activities(a)	0.05	—
Unrealized losses/(gains) on commodity hedges(b)	0.01	—
Impairment losses(c)	1.07	2.59
Certain non-ordinary course legal and regulatory matters(d)	0.05	—
Losses/(gains) on sale of business(e)	0.15	(0.01)
Debt prepayment and extinguishment costs(f)	0.59	0.08
Certain significant discrete income tax items(g)	0.19	(0.07)
Adjusted EPS	$2.93	$2.88
(a)    Gross expenses/(income) included in restructuring activities were expenses of $84 million ($64 million after-tax) in 2021 and income of $2 million ($3 million after-tax) in 2020 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $13 million in 2021 and income of $20 million in 2020;
•SG&A included expenses of $70 million in 2021 and $35 million in 2020; and
•Other expense/(income) included expenses of $1 million in 2021 and income of $17 million in 2020.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $17 million ($13 million after-tax) in 2021 and income of $6 million ($4 million after-tax) in 2020 and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $318 million ($318 million after-tax) in 2021 and $2.3 billion ($2.3 billion after-tax) in 2020, which were recorded in SG&A;
•Intangible asset impairment losses of $1.3 billion ($1.0 billion after-tax) in 2021 and $1.1 billion ($829 million after-tax) in 2020, which were recorded in SG&A; and
•Property, plant and equipment asset impairment losses of $14 million ($1 million after-tax) in 2020, which were recorded in cost of products sold.
(d)    Gross expenses included in certain non-ordinary course legal and regulatory matters were $62 million ($62 million after-tax) in 2021 and were recorded in SG&A. These expenses relate to the settlement of the previously disclosed SEC investigation.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were income of $44 million (expenses of $181 million after-tax) in 2021 and expenses of $2 million (income of $6 million after-tax) in 2020 and were recorded in other expense/(income).
(f)    Gross expenses included in debt prepayment and extinguishment costs were $917 million ($728 million after-tax) in 2021 and $124 million ($93 million after-tax) in 2020 and were recorded in interest expense.
(g)    Certain significant discrete income tax items were an expense of $235 million in 2021 and a benefit of $81 million in 2020. The impact in 2021 relates to the revaluation of our deferred tax balances due to an increase in U.K. tax rates. The benefit in 2020 relates to the revaluation of our deferred tax balances due to changes in state tax laws following U.S. tax reform and subsequent clarification or interpretation of state tax laws.

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
Effect of Hypothetical 10% Fluctuation in Market Prices:
The potential gain or loss on the fair value of our outstanding commodity contracts, foreign exchange contracts, and cross-currency swap contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	December 25, 2021	December 26, 2020
Commodity contracts	$56	$39
Foreign currency contracts	130	141
Cross-currency swap contracts	318	433
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
Effect of Hypothetical 1% Fluctuation in LIBOR:
Based on our current variable rate debt balance as of December 25, 2021, a hypothetical 1% increase in LIBOR would have an insignificant impact on our annual interest expense. The Financial Conduct Authority in the United Kingdom will be phasing out the LIBOR rates associated with our outstanding variable rate debt by the end of June 2023. Given our current variable rate debt outstanding, we do not anticipate a significant impact to our annual interest expense as a result of the transition.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Kraft Heinz Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Kraft Heinz Company and its subsidiaries (the “Company”) as of December 25, 2021 and December 26, 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 25, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessments
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $31.3 billion as of December 25, 2021. Management tests reporting units for impairment annually as of the first day of the second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. Management recognized non-cash impairment losses of $318 million for the year ended December 25, 2021. Management utilizes the discounted cash flow method under the income approach to estimate the fair value of reporting units. As disclosed by management, management’s cash flow projections included significant assumptions related to net sales, cost of products sold, selling, general, and administrative costs (SG&A), depreciation and amortization, working capital, capital expenditures, income tax rates, discount rates, long-term growth rates, and other market factors.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net sales, cost of products sold, SG&A, discount rates, and long-term growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the method; and (iv) evaluating the significant assumptions related to net sales, cost of products sold, SG&A, discount rates and long-term growth rates. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, discount rates and long-term growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s discounted cash flow method and (ii) the discount rate and long-term growth rate assumptions.
Indefinite-Lived Intangible Assets Impairment Assessments
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance, which consists primarily of individual brands, was $39.4 billion as of December 25, 2021. Management tests brands for impairment annually as of the first day of the second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. Brands are tested for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a brand exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount. Management recognized non-cash impairment losses of $1.3 billion for the year ended December 25, 2021. As disclosed by management, management utilizes either an excess earnings method or relief from royalty method to estimate the fair value of its brands. Using the excess earnings method, management’s cash flow projections included significant assumptions relating to net sales, cost of products sold, SG&A, contributory asset charges, income tax considerations, long-term growth rates, discount rates, and other market factors. Using the relief from royalty method, management’s cash flow projections included significant assumptions related to net sales, royalty rates, income tax considerations, long-term growth rates, discount rates, and other market factors.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value of the brands; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method and net sales, royalty rates, long-term growth rates and discount rates for the relief from royalty method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessment, including controls over the valuation of the Company’s indefinite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value of the brands; (ii) evaluating the appropriateness of the excess earnings and relief from royalty methods; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the significant assumptions used by management related to net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method and net sales, royalty rates, long-term growth rates and discount rates for the relief from royalty method. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method and net sales, royalty rates, long-term growth rates and discount rates for the relief from royalty method involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the individual brands; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s excess earnings and relief from royalty methods and (ii) the royalty rate for the relief from royalty method and long-term growth rate and discount rate assumptions for the excess earnings method and relief from royalty method.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 17, 2022

We have served as the Company’s or its predecessors' auditor since 1979.

The Kraft Heinz Company
Consolidated Statements of Income
(in millions, except per share data)

	December 25, 2021	December 26, 2020	December 28, 2019
Net sales	$26,042	$26,185	$24,977
Cost of products sold	17,360	17,008	16,830
Gross profit	8,682	9,177	8,147
Selling, general and administrative expenses, excluding impairment losses	3,588	3,650	3,178
Goodwill impairment losses	318	2,343	1,197
Intangible asset impairment losses	1,316	1,056	702
Selling, general and administrative expenses	5,222	7,049	5,077
Operating income/(loss)	3,460	2,128	3,070
Interest expense	2,047	1,394	1,361
Other expense/(income)	(295)	(296)	(952)
Income/(loss) before income taxes	1,708	1,030	2,661
Provision for/(benefit from) income taxes	684	669	728
Net income/(loss)	1,024	361	1,933
Net income/(loss) attributable to noncontrolling interest	12	5	(2)
Net income/(loss) attributable to common shareholders	$1,012	$356	$1,935
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.83	$0.29	$1.59
Diluted earnings/(loss)	0.82	0.29	1.58
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Comprehensive Income
(in millions)

	December 25, 2021	December 26, 2020	December 28, 2019
Net income/(loss)	$1,024	$361	$1,933
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(236)	327	246
Net deferred gains/(losses) on net investment hedges	169	(321)	1
Amounts excluded from the effectiveness assessment of net investment hedges	35	26	22
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(29)	(17)	(16)
Net deferred gains/(losses) on cash flow hedges	(91)	144	(10)
Amounts excluded from the effectiveness assessment of cash flow hedges	27	24	29
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	68	(116)	(41)
Net actuarial gains/(losses) arising during the period	232	(27)	(70)
Prior service credits/(costs) arising during the period	—	—	1
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(26)	(118)	(234)
Total other comprehensive income/(loss)	149	(78)	(72)
Total comprehensive income/(loss)	1,173	283	1,861
Comprehensive income/(loss) attributable to noncontrolling interest	18	8	5
Comprehensive income/(loss) attributable to common shareholders	$1,155	$275	$1,856
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Balance Sheets
(in millions, except per share data)

	December 25, 2021	December 26, 2020
ASSETS
Cash and cash equivalents	$3,445	$3,417
Trade receivables (net of allowances of $48 at December 25, 2021 and $48 at December 26, 2020)	1,957	2,063
Inventories	2,729	2,773
Prepaid expenses	136	132
Other current assets	716	574
Assets held for sale	11	1,863
Total current assets	8,994	10,822
Property, plant and equipment, net	6,806	6,876
Goodwill	31,296	33,089
Intangible assets, net	43,542	46,667
Other non-current assets	2,756	2,376
TOTAL ASSETS	$93,394	$99,830
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$14	$6
Current portion of long-term debt	740	230
Trade payables	4,753	4,304
Accrued marketing	804	946
Interest payable	268	358
Income taxes payable	541	114
Other current liabilities	1,944	2,086
Liabilities held for sale	—	17
Total current liabilities	9,064	8,061
Long-term debt	21,061	28,070
Deferred income taxes	10,536	11,462
Accrued postemployment costs	205	243
Long-term deferred income	1,534	6
Other non-current liabilities	1,542	1,745
TOTAL LIABILITIES	43,942	49,587
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interest	4	—
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,235 shares issued and 1,224 shares outstanding at December 25, 2021; 1,228 shares issued and 1,223 shares outstanding at December 26, 2020)	12	12
Additional paid-in capital	53,379	55,096
Retained earnings/(deficit)	(1,682)	(2,694)
Accumulated other comprehensive income/(losses)	(1,824)	(1,967)
Treasury stock, at cost (11 shares at December 25, 2021 and 5 shares at December 26, 2020)	(587)	(344)
Total shareholders' equity	49,298	50,103
Noncontrolling interest	150	140
TOTAL EQUITY	49,448	50,243
TOTAL LIABILITIES AND EQUITY	$93,394	$99,830
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 29, 2018	$12	$58,723	$(4,853)	$(1,943)	$(282)	$118	$51,775
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,935	—	—	6	1,941
Other comprehensive income/(loss)	—	—	—	(79)	—	7	(72)
Dividends declared-common stock ($1.60 per share)	—	(1,959)	—	—	—	—	(1,959)
Dividends declared-noncontrolling interest ($75.63 per share)	—	—	—	—	—	(5)	(5)
Cumulative effect of accounting standards adopted in the period	—	—	(136)	136	—	—	—
Exercise of stock options, issuance of other stock awards, and other	—	64	(6)	—	11	—	69
Balance at December 28, 2019	12	56,828	(3,060)	(1,886)	(271)	126	51,749
Net income/(loss) excluding redeemable noncontrolling interest	—	—	356	—	—	15	371
Other comprehensive income/(loss)	—	—	—	(81)	—	3	(78)
Dividends declared-common stock ($1.60 per share)	—	(1,973)	—	—	—	—	(1,973)
Dividends declared-noncontrolling interest ($75.32 per share)	—	—	—	—	—	(4)	(4)
Exercise of stock options, issuance of other stock awards, and other	—	241	10	—	(73)	—	178
Balance at December 26, 2020	12	55,096	(2,694)	(1,967)	(344)	140	50,243
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,012	—	—	12	1,024
Other comprehensive income/(loss)	—	—	—	143	—	6	149
Dividends declared-common stock ($1.60 per share)	—	(1,979)	—	—	—	—	(1,979)
Dividends declared-noncontrolling interest ($108.71 per share)	—	—	—	—	—	(8)	(8)
Exercise of stock options, issuance of other stock awards, and other	—	262	—	—	(243)	—	19
Balance at December 25, 2021	$12	$53,379	$(1,682)	$(1,824)	$(587)	$150	$49,448
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 25, 2021	December 26, 2020	December 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,024	$361	$1,933
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	910	969	994
Amortization of postemployment benefit plans prior service costs/(credits)	(7)	(122)	(306)
Divestiture-related license income	(4)	—	—
Equity award compensation expense	197	156	46
Deferred income tax provision/(benefit)	(1,042)	(343)	(293)
Postemployment benefit plan contributions	(27)	(27)	(32)
Goodwill and intangible asset impairment losses	1,634	3,399	1,899
Nonmonetary currency devaluation	—	6	10
Loss/(gain) on sale of business	(44)	2	(420)
Proceeds from sale of license	1,587	—	—
Loss on extinguishment of debt	917	124	98
Other items, net	(187)	(54)	(142)
Changes in current assets and liabilities:
Trade receivables	87	(26)	140
Inventories	(144)	(249)	(307)
Accounts payable	408	207	(58)
Other current assets	(32)	40	80
Other current liabilities	87	486	(90)
Net cash provided by/(used for) operating activities	5,364	4,929	3,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(905)	(596)	(768)
Payments to acquire business, net of cash acquired	(74)	—	(199)
Settlement of net investment hedges	(28)	25	590
Proceeds from sale of business, net of cash disposed	5,014	—	1,875
Other investing activities, net	31	49	13
Net cash provided by/(used for) investing activities	4,038	(522)	1,511
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(6,202)	(4,697)	(4,795)
Proceeds from issuance of long-term debt	—	3,500	2,967
Debt prepayment and extinguishment costs	(924)	(116)	(99)
Proceeds from revolving credit facility	—	4,000	—
Repayments of revolving credit facility	—	(4,000)	—
Proceeds from issuance of commercial paper	—	—	557
Repayments of commercial paper	—	—	(557)
Dividends paid	(1,959)	(1,958)	(1,953)
Other financing activities, net	(259)	(60)	(33)
Net cash provided by/(used for) financing activities	(9,344)	(3,331)	(3,913)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(30)	62	(6)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	28	1,138	1,144
Balance at beginning of period	3,418	2,280	1,136
Balance at end of period	$3,446	$3,418	$2,280
CASH PAID DURING THE PERIOD FOR:
Interest	$1,196	$1,286	$1,306
Income taxes, net of refunds	1,295	1,027	974
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation
Organization
On July 2, 2015 (the “2015 Merger Date”) through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company. Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. and 3G Global Food Holdings, LP (together, the “Sponsors”), following their acquisition of H. J. Heinz Company on June 7, 2013 (the “2013 Heinz Acquisition”).
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2021 fiscal year was a 52-week period that ended on December 25, 2021, the 2020 fiscal year was a 52-week period that ended on December 26, 2020, and the 2019 fiscal year was a 52-week period that ended on December 28, 2019.
Principles of Consolidation
The consolidated financial statements include The Kraft Heinz Company and all of our controlled subsidiaries. All intercompany transactions are eliminated.
Reportable Segments
We manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada.
During the fourth quarter of 2021, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our United States and Canada zones to form the North America zone, and expect to have two reportable segments, North America and International. We expect that any change to our reportable segments will be effective in the second quarter of 2022.
Considerations Related to COVID-19
The ongoing spread of COVID-19 throughout the United States and internationally, as well as measures implemented by governmental authorities and private businesses in an attempt to minimize transmission of the virus (including social distancing mandates, shelter-in-place orders, vaccine mandates, and business restrictions and shutdowns) and consumer responses to such measures and the pandemic have had and continue to have negative and positive implications for portions of our business. Though many areas have relaxed restrictions, varying levels remain throughout the world, are continuously evolving, and may be increased, including as a result of further outbreaks, resurgences, or the emergence of new variants.
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
See Note 9, Goodwill and Intangible Assets, and Note 17, Debt, for further discussion of COVID-19 considerations.
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

Reclassifications
We made reclassifications and adjustments to certain previously reported financial information to conform to our current period presentation. In the first quarter of 2021, we reclassified certain balances, which were previously reported in prepaid expenses, to inventories on our consolidated balance sheets. Certain financial statement line items in our consolidated balance sheet at December 26, 2020 and our consolidated statement of cash flows for the years ended December 26, 2020 and December 28, 2019 were adjusted, as necessary, to reflect these reclassifications. See Note 7, Inventories, for additional information.
Held for Sale
At December 25, 2021, we classified certain assets and liabilities as held for sale in our consolidated balance sheet, including inventory in our International segment and certain manufacturing equipment and land use rights across the globe. At December 26, 2020, we classified certain assets and liabilities as held for sale in our consolidated balance sheet, primarily relating to the divestiture of certain of our cheese businesses, a business in our International segment, and certain manufacturing equipment and land use rights across the globe. See Note 4, Acquisitions and Divestitures, for additional information.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. In 2021, we updated our definition of advertising expenses to reflect a more comprehensive view of costs that promote our brands to create or stimulate a desire to buy our products. Our definition of advertising expenses now includes advertising production costs, in-store advertising costs, agency fees, brand promotions and events, and sponsorships, in addition to costs to obtain advertising in television, radio, print, digital, and social channels. We have reflected these changes in all historical periods presented. We recorded advertising expenses of $1,039 million in 2021, $1,070 million in 2020, and $976 million in 2019. We also incur market research costs, which are recorded in SG&A but are excluded from advertising expenses.
Research and Development Expense:
We expense costs as incurred for product research and development within SG&A. Research and development expenses were approximately $140 million in 2021, $119 million in 2020, and $112 million in 2019.
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
Goodwill and Intangible Assets:
We maintain 14 reporting units, nine of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
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
•Commodity derivatives. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity purchase contracts primarily for vegetable oils, corn products, sugar, coffee beans, wheat products, meat products, dairy products, and cocoa products. These commodity purchase contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases and normal sales exception. We also use commodity futures, options, and swaps to economically hedge the price of certain commodity costs, including the commodities noted above, as well as diesel fuel, packaging products, and natural gas. We do not designate these commodity contracts as hedging instruments. We also occasionally use futures to economically cross hedge a commodity exposure.
Translation of Foreign Currencies:
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Foreign currency translation adjustments arising from the use of differing exchange rates from period to period are included as a component of accumulated other comprehensive income/(losses) on our consolidated balance sheet. Gains and losses from foreign currency transactions are included in net income/(loss) for the period.
Highly Inflationary Accounting:
We apply highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100%. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our consolidated statement of income, rather than accumulated other comprehensive income/(losses) on our consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela and Argentina, which resulted in insignificant nonmonetary currency devaluation losses in other expense/(income) in 2021, 2020, and 2019. The net monetary assets of each of our subsidiaries in Venezuela and Argentina were insignificant at December 25, 2021. Our results of operations in both Venezuela and Argentina reflect those of controlled subsidiaries.

Note 3. New Accounting Standards
Accounting Standards Adopted in the Current Year
Simplifying the Accounting for Income Taxes:
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 to simplify the accounting in Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU became effective in the first quarter of 2021. The adoption of this ASU did not impact our financial statements or the related disclosures.
Accounting Standards Not Yet Adopted
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers:
In October 2021, the FASB issued ASU 2021-08 to amend the accounting for contract assets and contract liabilities acquired in a business combination under ASC 805, Business Combinations. The guidance requires entities engaged in a business combination to recognize and measure contract assets acquired and contract liabilities assumed in accordance with ASC 606, Revenue from Contracts with Customers, rather than at fair value on the acquisition date. The amendments also apply to other contracts such as contract liabilities arising from nonfinancial assets under ASC 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The ASU will be effective beginning in the first quarter of 2023. Early adoption is permitted, including in an interim period. We currently expect to adopt ASU 2021-08 in the first quarter of 2023 on a prospective basis. While the impact of these amendments is dependent on the nature of any future transactions, we currently do not expect this ASU to have a significant impact on our financial statements and related disclosures.
Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting:
In March 2020, the FASB issued ASU 2020-04 to provide temporary optional expedients and exceptions to the U.S. GAAP guidance for accounting for contracts, hedging relationships, and other transactions affected by the transition from discontinued reference rates, such as the London Interbank Offered Rate (LIBOR), to alternative reference rates. The new accounting requirements can be applied from March 12, 2020 through December 31, 2022. While we currently do not expect this new guidance to have a significant impact on our financial statements or related disclosures, we continue to evaluate our contracts and the optional expedients provided by the new standard.
Note 4. Acquisitions and Divestitures
Acquisitions
Assan Foods Acquisition:
On October 1, 2021 (the “Assan Foods Acquisition Date”), we acquired all of the outstanding equity interests in Assan Gıda Sanayi ve Ticaret A.Ş. (“Assan Foods”), a condiments and sauces manufacturer based in Turkey, from third parties Kibar Holding Anonim Şirketi and a holder of registered shares of Assan Foods (the “Assan Foods Acquisition”).

The Assan Foods Acquisition was accounted for under the acquisition method of accounting for business combinations. Total consideration related to the Assan Foods Acquisition was approximately $79 million, including cash consideration of $70 million and contingent consideration of approximately $9 million. We utilized fair values at the Assan Foods Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Assan Foods Acquisition is preliminary and subject to adjustment.
The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Assan Foods Acquisition Date). The primary areas of accounting for the Assan Foods Acquisition that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired, residual goodwill, and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, we will evaluate any additional information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Assan Foods Acquisition Date, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the Assan Foods Acquisition was (in millions):

Cash	$4
Trade receivables	24
Inventories	26
Other current assets	2
Property, plant and equipment, net	12
Other non-current assets	4
Short-term debt	(21)
Current portion of long-term debt	(5)
Trade payables	(25)
Other current liabilities	(2)
Long-term debt	(4)
Net assets acquired	15
Goodwill on acquisition	64
Total consideration	$79
The Assan Foods Acquisition preliminarily resulted in $64 million of non tax deductible goodwill relating principally to additional capacity that the Assan Foods manufacturing facilities will provide for our brands in the EMEA East region. This goodwill was assigned to the EMEA East reporting unit within our International segment. See Note 9, Goodwill and Intangible Assets, for additional information.
We used carrying values as of the Assan Foods Acquisition Date to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at such date.
In the fourth quarter of 2021, we extinguished approximately $29 million of the short- and long-term debt assumed as a part of the Assan Foods Acquisition, resulting in approximately $1 million of long-term debt remaining related to the Assan Foods Acquisition at December 25, 2021. The loss on extinguishment related to the repayment of this debt was insignificant. Cash payments related to debt extinguishment are classified as cash outflows from financing activities on the consolidated statements of cash flows.
Just Spices Acquisition:
In December 2021, we entered into a definitive agreement with certain third-party shareholders of Just Spices GmbH (“Just Spices”) to acquire 85% of the shares of Just Spices (the “Just Spices Acquisition”). Just Spices is a German-based company focused on direct-to-consumer sales of premium spice blends. The Just Spices Acquisition closed in January 2022 for cash consideration of approximately 214 million euros (approximately $243 million at December 25, 2021). The initial accounting for the transaction is incomplete as of the date of this Annual Report on Form 10-K, as the information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated. We have not yet determined the purchase price allocation, including the fair value of the acquired assets and assumed liabilities.
Hemmer Acquisition:
In September 2021, we entered into a definitive agreement with certain third-party shareholders of Companhia Hemmer Indústria e Comércio (“Hemmer”) to acquire a majority of the outstanding equity interests of Hemmer for cash consideration of approximately 1.2 billion Brazilian reais (approximately $211 million at December 25, 2021) (the “Hemmer Acquisition”). Hemmer is a Brazilian food and beverage manufacturing company focused on the condiments and sauces category. The Hemmer Acquisition is expected to close in the first half of 2022, subject to customary closing conditions, including regulatory approvals.
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
Other Acquisitions:
In the fourth quarter of 2021, we acquired a majority stake in BR Spices Indústria e Comércio de Alimentos Ltda. (“BR Spices”), a manufacturer of spices and other seasonings in Brazil, for an insignificant amount of cash consideration (the “BR Spices Acquisition”). At December 25, 2021, redeemable noncontrolling interest on our consolidated balance sheet relates to BR Spices.
Deal Costs:
Related to our acquisitions, we incurred insignificant deal costs in 2021 and 2019. We recognized these deal costs in SG&A. There were no deal costs related to acquisitions in 2020.
Divestitures
Cheese Transaction:
In September 2020, we entered into a definitive agreement with a third party, an affiliate of Groupe Lactalis (“Lactalis”), to sell certain assets in our global cheese business, as well as to license certain trademarks, for total consideration of approximately $3.34 billion, including approximately $3.20 billion of cash consideration and approximately $141 million related to a perpetual license for the Cracker Barrel brand that Lactalis granted to us for certain products (the “Cheese Transaction”). The Cheese Transaction closed on November 29, 2021 (the “Cheese Transaction Closing Date”) and had two primary components. The first component related to the perpetual licenses for the Kraft and Velveeta brands that we granted to Lactalis for certain cheese products (the “Kraft and Velveeta Licenses”), along with a three-year transitional license that we granted to Lactalis for the Philadelphia brand (the “Philadelphia License” and collectively, the “Cheese Divestiture Licenses”). The second component related to the net assets transferred to Lactalis (the “Cheese Disposal Group”).

Of the $3.34 billion total consideration, approximately $1.59 billion was attributed to the Cheese Divestiture Licenses based on the estimated fair value of the licensed portion of each brand. Lactalis received the rights to the Kraft and Velveeta brands in association with the manufacturing, distribution, marketing, and sale of certain cheese products in certain countries. Lactalis also received the rights to certain know-how in manufacturing the authorized cheese products. Additionally, Lactalis received the rights to use the Philadelphia brand logo on certain Kraft shredded cheese products as the sale of such products are wound down. As of the Cheese Transaction Closing Date, the license income is recognized as a reduction to SG&A, as it does not constitute our ongoing major or central operations. The license income related to the Kraft and Velveeta Licenses will be recognized over approximately 30 years. The license income related to the Philadelphia License will be recognized over approximately three years. In 2021, we recognized an insignificant amount of license income related to the Cheese Divestiture Licenses. On an annual basis, we expect to recognize license income of approximately $55 million related to the Cheese Divestiture Licenses, which will be classified as divestiture-related license income.
The remaining $1.75 billion of consideration was attributed to the Cheese Disposal Group. The net assets in the Cheese Disposal Group were associated with our natural, grated, cultured, and specialty cheese businesses in the U.S., our grated cheese business in Canada, and our grated, processed, and natural cheese businesses outside the U.S. and Canada. The Cheese Disposal Group included our global intellectual property rights to several brands, including, among others, Cracker Barrel, Breakstone’s, Knudsen, Athenos, Polly-O, and Hoffman’s, along with the Cheez Whiz brand in the majority of the countries outside of the U.S. and Canada. The Cheese Disposal Group also included certain inventories, three manufacturing facilities and one distribution center in the U.S., and certain other manufacturing equipment.
Included in the consideration attributed to the Cheese Disposal Group was the perpetual license that Lactalis granted to us for the Cracker Barrel brand for certain products, including macaroni and cheese. Following the closing of the Cheese Transaction, we recognized the Cracker Barrel license as a definite-lived intangible asset on our consolidated balance sheet, which will be amortized over 30 years. The total consideration for the Cheese Transaction included approximately $141 million, as noted above, which was the estimated fair value of the licensed portion of the Cracker Barrel brand as of the Cheese Transaction Closing Date.
In the third quarter of 2020, we determined that the Cheese Disposal Group met the held for sale criteria. Accordingly, we presented the assets and liabilities of the Cheese Disposal Group as held for sale on the consolidated balance sheet at December 26, 2020. As of September 15, 2020, the date the Cheese Disposal Group was determined to be held for sale, we tested the individual assets included within the Cheese Disposal Group for impairment. The net assets of the Cheese Disposal Group had an aggregate carrying amount above their then-current $1.78 billion estimated fair value. We determined that the goodwill within the Cheese Disposal Group was partially impaired. Accordingly, we recorded a non-cash impairment loss of $300 million, which was recognized in SG&A, in the third quarter of 2020.
In the second quarter of 2021, we assessed the fair value less costs to sell of the net assets of the Cheese Disposal Group and recorded an estimated pre-tax loss on sale of business of approximately $27 million, which was recognized in other expense/(income).
Following the closing of the Cheese Transaction in the fourth quarter of 2021, we recognized an incremental pre-tax gain on sale of business of $27 million in other expense/(income). In 2021, the total gain/loss on sale of business related to the Cheese Transaction was insignificant. Additional considerations related to the Cheese Transaction included the treatment of the Cheese Divestiture Licenses upon closing of the transaction. In the fourth quarter of 2021, at the time the licensed rights were granted, we reassessed the remaining fair value of the retained portions of the Kraft and Velveeta brands and recorded a non-cash intangible asset impairment loss related to the Kraft brand of approximately $1.24 billion, which was recognized in SG&A. See Note 9, Goodwill and Intangible Assets, for additional information.
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
As of February 10, 2021, the date the Nuts Disposal Group was determined to be held for sale, we tested the individual assets included within the Nuts Disposal Group for impairment. The net assets of the Nuts Disposal Group had an aggregate carrying amount above their $3.4 billion estimated fair value. We determined that the goodwill within the Nuts Disposal Group was partially impaired. As a result, we recorded a non-cash goodwill impairment loss of $230 million, which was recognized in SG&A, in the first quarter of 2021. Additionally, we recorded an estimated pre-tax loss on sale of business of $19 million in the first quarter of 2021 primarily related to estimated costs to sell, which was recognized in other expense/(income).
The Nuts Transaction closed in the second quarter of 2021. As a result of the Nuts Transaction closing, we recognized an incremental pre-tax loss on sale of business of $17 million in other expense/(income) in the second quarter of 2021. In the third and fourth quarters of 2021, we recorded insignificant adjustments to our estimated costs to sell, which resulted in an insignificant pre-tax gain on sale of business that was recognized in other expense/(income). In 2021, the total pre-tax loss on sale of business for the Nuts Transaction was $34 million, all of which was recognized in other expense/(income) on our consolidated statement of income.
The Nuts Transaction is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it was not reported as discontinued operations.
Other Potential Dispositions:
In the fourth quarter of 2019, we determined a business in our International segment was held for sale and recorded an estimated pre-tax loss on sale of business of $71 million within other expense/(income). In the third quarter of 2021, we exhausted negotiations with our most recently identified buyer for this business. As of September 25, 2021, we determined that the related disposal group no longer met the held for sale criteria as there was no longer an active plan to sell and the sale was not probable within the next year. Accordingly, we reclassified the disposal group as held and used and remeasured the disposal group, which resulted in a $75 million pre-tax gain recorded in other expense/(income) in the third quarter of 2021. Consistent with the presentation of the pre-tax loss recorded in the fourth quarter of 2019, this gain was included in loss/(gain) on sale of business within other expense/(income) on our consolidated statement of income. The difference between the initial loss on sale of business and the gain resulting from remeasurement of the disposal group was due to foreign currency fluctuations.
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
Heinz India Transaction:
In October 2018, we entered into a definitive agreement with two third-parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”), to sell 100% of our equity interests in Heinz India Private Limited (“Heinz India”) for approximately 46 billion Indian rupees (approximately $655 million at the Heinz India Closing Date (defined below)) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we transferred to the Buyers, among other assets and operations, our global intellectual property rights to several brands, including Complan, Glucon-D, Nycil, and Sampriti. Our core brands (i.e., Heinz and Kraft) were not transferred. The Heinz India Transaction closed on January 30, 2019 (the “Heinz India Closing Date”). Related to the Heinz India Transaction, we recognized a pre-tax gain on sale of business in other expense/(income) of $249 million in 2019.
The components of the pre-tax gain recognized in 2019 were as follows (in millions):

Proceeds	$655
Less investment in Heinz India	(355)
Recognition of tax indemnification	(48)
Other	(3)
Pre-tax gain on sale of Heinz India	$249

In connection with the Heinz India Transaction, we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to the Heinz India Closing Date, including taxes for which we are liable as a result of any transaction that occurred on or before such date. To determine the fair value of our tax indemnity we made various assumptions, including the range of potential dates the tax matters will be resolved, the range of potential future cash flows, the probabilities associated with potential resolution dates and potential future cash flows, and the discount rate. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million, including $18 million in other current liabilities and $30 million in other non-current liabilities on our consolidated balance sheet as of the Heinz India Closing Date. We also recorded a corresponding $48 million reduction of the pre-tax gain on the Heinz India Transaction within other expense/(income) in our consolidated statement of income in the first quarter of 2019. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale of business for the Heinz India Transaction.
The other component of the pre-tax gain on the sale of Heinz India in the table above primarily related to losses on net investment hedges of our investment in Heinz India, which were settled in the first quarter of 2019, and were partially offset by a local India tax recovery in the third quarter of 2019.
In 2020, we recognized an insignificant pre-tax loss on sale of business primarily related to certain adjustments to the tax indemnity liabilities. In 2021, we recognized an insignificant pre-tax gain on sale of business related to certain adjustments to the tax indemnity liabilities. These pre-tax losses/(gains) on sale of business were recognized within other expense/(income) on our consolidated statement of income.
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
Deal Costs:
Related to our divestitures, we incurred insignificant deal costs in 2021 and 2020. We incurred deal costs of $17 million in 2019. We recognized these deal costs in SG&A.

Held for Sale
Our assets and liabilities held for sale, by major class, were (in millions):

	December 25, 2021	December 26, 2020
ASSETS
Cash and cash equivalents	$—	$33
Inventories	5	385
Property, plant and equipment, net	5	257
Goodwill (net of impairment of $300 at December 26, 2020)	—	281
Intangible assets, net	1	873
Other	—	34
Total assets held for sale	$11	$1,863
LIABILITIES
Other	—	17
Total liabilities held for sale	$—	$17
The balances held for sale at December 25, 2021 included inventory in our International segment related to the Cheese Transaction and certain manufacturing equipment and land use rights across the globe. The balances held for sale at December 26, 2020 primarily related to the Cheese Transaction, a business in our International segment, and certain manufacturing equipment and land use rights across the globe. We recorded non-cash goodwill impairment losses of $300 million in the third quarter of 2020 related to the Cheese Transaction. As a result, goodwill held for sale in the table above is presented net of cumulative goodwill impairment losses of $300 million at December 26, 2020.
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
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. In 2021, we eliminated approximately 430 positions related to these programs. As of December 25, 2021, we expect to eliminate approximately 750 additional positions in 2022, primarily outside of the United States and Canada. In 2021, restructuring activities resulted in expenses of $84 million and included $34 million of severance and employee benefit costs and $50 million of other implementation costs. Restructuring activities resulted in income of $2 million in 2020 and expenses of $108 million in 2019.

Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 26, 2020	$10	$20	$30
Charges/(credits)	34	—	34
Cash payments	(17)	(4)	(21)
Balance at December 25, 2021	$27	$16	$43
We expect the majority of the liability for severance and employee benefit costs as of December 25, 2021 to be paid by the end of 2022. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2022 and 2026.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities by income statement caption, were (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Severance and employee benefit costs - Cost of products sold	$12	$—	$(3)
Severance and employee benefit costs - SG&A	21	1	14
Severance and employee benefit costs - Other expense/(income)	1	—	4
Asset-related costs - Cost of products sold	—	13	29
Asset-related costs - SG&A	—	—	8
Other costs - Cost of products sold	1	(33)	22
Other costs - SG&A	49	34	32
Other costs - Other expense/(income)	—	(17)	2
	$84	$(2)	$108
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 21, Segment Reporting). The pre-tax impact of allocating such expenses to our segments would have been (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
United States	$9	$(10)	$37
International	22	(15)	29
Canada	6	14	18
General corporate expenses	47	9	24
	$84	$(2)	$108
Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our consolidated statements of cash flows (in millions):

	December 25, 2021	December 26, 2020
Cash and cash equivalents	$3,445	$3,417
Restricted cash included in other non-current assets	1	1
Cash, cash equivalents, and restricted cash	$3,446	$3,418
At December 26, 2020, cash and cash equivalents excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.

Note 7. Inventories
Inventories consisted of the following (in millions):

	December 25, 2021	December 26, 2020
Packaging and ingredients	$571	$482
Spare parts	208	219
Work in process	268	268
Finished product	1,682	1,804
Inventories	$2,729	$2,773
At December 25, 2021 and December 26, 2020, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
In the first quarter of 2021, we reclassified certain balances from prepaid expenses to inventories on our consolidated balance sheets. See Note 1, Basis of Presentation, for additional information.
Note 8. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following (in millions):

	December 25, 2021	December 26, 2020
Land	$207	$219
Buildings and improvements	2,508	2,514
Equipment and other	6,957	6,914
Construction in progress	1,002	792
	10,674	10,439
Accumulated depreciation	(3,868)	(3,563)
Property, plant and equipment, net	$6,806	$6,876
At December 25, 2021 and December 26, 2020, property, plant and equipment, net, excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information. Depreciation expense was $671 million in 2021, $705 million in 2020, and $708 million in 2019.
Note 9. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	International	Canada	Total
Balance at December 26, 2020	$28,429	$3,160	$1,500	$33,089
Impairment losses	(35)	(53)	—	(88)
Acquisitions	—	74	—	74
Divestitures	(1,653)	—	(9)	(1,662)
Translation adjustments and other	4	(127)	6	(117)
Balance at December 25, 2021	$26,745	$3,054	$1,497	$31,296
At December 26, 2020, goodwill excluded amounts classified as held for sale related to the Cheese Transaction, which closed in the fourth quarter of 2021. Additionally, the amounts included in divestitures in the table above represent the goodwill that was previously reclassified to assets held for sale and tested and determined to be partially impaired in connection with the Nuts Transaction. The resulting impairment loss of $230 million was recognized in the first quarter of 2021. The Nuts Transaction closed in the second quarter of 2021. See Note 4, Acquisitions and Divestitures, for additional information related to the Cheese Transaction and the Nuts Transaction and their financial statement impacts.

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
In the fourth quarter of 2021, we completed the Assan Foods Acquisition and the BR Spices Acquisition, both in our International segment. We assigned the goodwill related to the Assan Foods Acquisition to our EMEA East reporting unit and the goodwill related to the BR Spices Acquisition to our Latin America (“LATAM”) reporting unit. Prior to these acquisitions, the EMEA East and LATAM reporting units had no goodwill carrying amounts due to previous impairments. The acquisitions changed the composition of each of the reporting units, triggering an interim impairment test. We determined that the carrying amount of each reporting unit exceeded its fair value as of December 25, 2021. As a result, we recognized a non-cash impairment loss of $53 million in SG&A in our International segment, which represented all of the goodwill of the EMEA East and LATAM reporting units.
As of December 25, 2021, we maintain 14 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $31.3 billion at December 25, 2021. As of their latest 2021 impairment testing date, six reporting units had 20% or less fair value over carrying amount and an aggregate goodwill carrying amount of $28.3 billion, two reporting units had between 20-50% fair value over carrying amount and a goodwill carrying amount of $2.2 billion, and one reporting unit had over 50% fair value over carrying amount and a goodwill carrying amount of $961 million.
We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
Accumulated impairment losses to goodwill were $10.9 billion at December 25, 2021 and $10.5 billion at December 26, 2020.
2020 Goodwill Impairment Testing
As previously disclosed, in the first quarter of 2020, following changes to our internal reporting and reportable segments, the composition of certain of our reporting units changed, and we performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.
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
We performed our 2019 annual impairment test as of March 31, 2019, which was the first day of our second quarter in 2019. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Through the performance of the 2019 annual impairment test, we identified an impairment related to the U.S. Refrigerated reporting unit (one of our pre-reorganization reporting units). As a result, we recognized a non-cash impairment loss of $118 million in SG&A in the second quarter of 2019 within our United States segment. This impairment was primarily due to an increase in the discount rate used for fair value estimation.
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

Additional Goodwill Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill impairments.
As discussed in Note 1, Basis of Presentation, during the fourth quarter of 2021, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our United States and Canada zones to form the North America zone, and expect to have two reportable segments, North America and International. We expect that any change to our reportable segments would be effective in the second quarter of 2022. These changes are also expected to affect our reporting unit structure and will require an interim impairment test (or transition test) in the second quarter of 2022.
In 2020 and 2021, the COVID-19 pandemic has produced a short-term beneficial financial impact to our consolidated results. Retail sales have increased compared to pre-pandemic periods due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our Canada Foodservice reporting unit is the most exposed of our reporting units to the long-term impacts to away-from-home establishments as it is our only standalone foodservice reporting unit. While our other reporting units have varying levels of exposure to the foodservice channel, they also have exposure to the retail channel, which offsets some of the risk associated with the potential long-term impacts of shifts in net sales between retail and away-from-home establishments. Our Canada Foodservice reporting unit was impaired during our 2020 annual impairment test, reflecting our best estimate at that time of the future outlook and risks of this business. The Canada Foodservice reporting unit maintains an aggregate goodwill carrying amount of approximately $154 million as of December 25, 2021. A number of factors could result in further future impairments of our foodservice (or away-from-home) businesses, including but not limited to: mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of, and uncertainty driven by, the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
Our reporting units that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units that have 20% or less excess fair value over carrying amount as of their latest 2021 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of their latest 2021 impairment testing date, these amounts are also primarily associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on our consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 26, 2020	$42,267
Impairment losses	(1,307)
Divestitures	(1,487)
Translation adjustments	(54)
Balance at December 25, 2021	$39,419
At December 26, 2020, indefinite-lived intangible assets excluded amounts classified as held for sale related to the Cheese Transaction, which closed in the fourth quarter of 2021. Indefinite-lived intangible asset amounts included in divestitures in the table above represent amounts previously reclassified to assets held for sale related to the Planters trademark in connection with the Nuts Transaction, which closed in the second quarter of 2021. See Note 4, Acquisitions and Divestitures, for additional information on the Cheese Transaction and the Nuts Transaction.

2021 Indefinite-Lived Intangible Asset Impairment Testing
We performed our 2021 annual impairment test as of March 28, 2021, which was the first day of our second quarter in 2021. As a result of our 2021 annual impairment test, we recognized a non-cash impairment loss of $69 million in SG&A in the second quarter of 2021 related to two brands, Plasmon and Maxwell House. We recorded non-cash impairment losses of $45 million in our International segment related to Plasmon and $24 million in our United States segment related to Maxwell House, consistent with the ownership of the trademarks. The impairment of the Plasmon brand was largely due to downward revised revenue expectations for infant nutrition in Italy. The impairment of the Maxwell House brand was primarily due to downward revised revenue expectations for mainstream coffee in the U.S. These brands had an aggregate carrying amount of $822 million prior to this impairment and $753 million after this impairment.
In the fourth quarter of 2021, following the monetization of the licensed portions of the Kraft and Velveeta brands in connection with the closing of the Cheese Transaction, we performed an interim impairment test on these brands as of November 29, 2021, the Cheese Transaction Closing Date. While the Velveeta brand had a fair value in excess of its carrying amount, the Kraft brand had a fair value below its carrying amount. Accordingly, we recorded a non-cash impairment loss of $1.2 billion in SG&A in the fourth quarter of 2021 related to the Kraft brand. We recognized this impairment loss in our United States segment, consistent with the ownership of the Kraft trademark.
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $39.4 billion at December 25, 2021. As of their latest 2021 impairment testing date, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $21.3 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $6.5 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $11.8 billion. We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount.
2020 Indefinite-Lived Intangible Asset Impairment Testing
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

Additional Indefinite-Lived Intangible Asset Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to intangible asset impairments.
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
Our brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of their latest 2021 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of their latest 2021 impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on our consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	December 25, 2021			December 26, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,091	$(556)	$1,535	$2,000	$(478)	$1,522
Customer-related assets	3,617	(1,040)	2,577	3,808	(942)	2,866
Other	17	(6)	11	15	(3)	12
	$5,725	$(1,602)	$4,123	$5,823	$(1,423)	$4,400
At December 25, 2021 and December 26, 2020, definite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $239 million in 2021, $264 million in 2020, and $286 million in 2019. Aside from amortization expense, the decrease in definite-lived intangible assets from December 26, 2020 to December 25, 2021 primarily reflects the assets sold in connection with the Nuts Transaction, including certain customer-related assets with a net carrying value of $133 million and the Corn Nuts trademark with a net carrying value of $25 million, the impact of foreign currency, and $9 million of non-cash impairment losses related to a trademark in our International segment. These impacts were partially offset by $143 million of additions primarily related to the Cracker Barrel license in connection with the Cheese Transaction and $14 million related to assets reclassified as held and used. See Note 4, Acquisitions and Divestitures, for additional information on the Nuts Transaction and the Cheese Transaction. The impairment of definite-lived intangible assets in the second quarter of 2021 related to a trademark that had a net carrying value that was deemed not to be recoverable. This $9 million non-cash impairment loss was recognized in SG&A.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $240 million in 2022 and 2023 and $230 million in each of the following three years.

Note 10. Income Taxes
Provision for/(Benefit from) Income Taxes:
Income/(loss) before income taxes and the provision for/(benefit from) income taxes, consisted of the following (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Income/(loss) before income taxes:
United States	$(215)	$363	$796
Non-U.S.	1,923	667	1,865
Total	$1,708	$1,030	$2,661

Provision for/(benefit from) income taxes:
Current:
U.S. federal	$1,421	$634	$466
U.S. state and local	120	91	116
Non-U.S.	185	287	439
	1,726	1,012	1,021
Deferred:
U.S. federal	(1,086)	(232)	(209)
U.S. state and local	(211)	(109)	(7)
Non-U.S.	255	(2)	(77)
	(1,042)	(343)	(293)
Total provision for/(benefit from) income taxes	$684	$669	$728
We record tax benefits related to the exercise of stock options and other equity instruments within our tax provision. Accordingly, we recognized a tax benefit in our consolidated statements of income of $8 million in 2021, $4 million in 2020, and $12 million in 2019 related to tax benefits upon the exercise of stock options and other equity instruments.
Effective Tax Rate:
The effective tax rate on income/(loss) before income taxes differed from the U.S. federal statutory tax rate for the following reasons:

	December 25, 2021	December 26, 2020	December 28, 2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax on income of foreign subsidiaries	(12.9)%	(26.1)%	(7.5)%
U.S. state and local income taxes, net of federal tax benefit	(0.5)%	0.6%	1.1%
Audit settlements and changes in uncertain tax positions	0.4%	3.7%	1.3%
Global intangible low-taxed income	5.5%	6.5%	1.8%
Goodwill impairment	4.7%	57.2%	9.3%
(Losses)/gains related to acquisitions and divestitures	12.9%	0.1%	1.0%
Movement of valuation allowance reserves	0.1%	(0.4)%	1.3%
Deferred tax effect of tax law changes	9.8%	(2.1)%	(0.5)%
Other	(0.9)%	4.5%	(1.4)%
Effective tax rate	40.1%	65.0%	27.4%
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

Our 2021 effective tax rate was an expense of 40.1% on pre-tax income. Our effective tax rate was unfavorably impacted by rate reconciling items, primarily the tax impacts related to acquisitions and divestitures, which mainly reflect the impacts of the Nuts Transaction and Cheese Transaction, partially offset by current year capital losses; the revaluation of our deferred tax balances due to changes in international and state tax rates, mainly an increase in U.K. tax rates; the impact of the federal tax on global intangible low-taxed income (“GILTI”); and non-deductible goodwill impairments. These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
Our 2020 effective tax rate was an expense of 65.0% on pre-tax income. Our effective tax rate was unfavorably impacted by rate reconciling items, primarily related to non-deductible goodwill impairments, the impact of the federal tax on GILTI, and the revaluation of our deferred tax balances due to changes in international tax laws. These impacts were partially offset by a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the favorable impact of establishing certain deferred tax assets for state tax deductions.
Our 2019 effective tax rate was an expense of 27.4% on pre-tax income. Our effective tax rate was unfavorably impacted by rate reconciling items, primarily related to non-deductible goodwill impairments, the impact of the federal tax on GILTI, an increase in uncertain tax position reserves, the establishment of certain state valuation allowance reserves, and the tax impacts from the Heinz India Transaction and Canada Natural Cheese Transaction. These impacts were partially offset by the reversal of certain withholding tax obligations and changes in estimates of certain 2018 U.S. income and deductions.
See Note 9, Goodwill and Intangible Assets, for additional information related to our impairment losses. See Note 4, Acquisitions and Divestitures, for additional information on the Nuts Transaction, Cheese Transaction, Heinz India Transaction, and Canada Natural Cheese Transaction.
Deferred Income Tax Assets and Liabilities:
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following (in millions):

	December 25, 2021	December 26, 2020
Deferred income tax liabilities:
Intangible assets, net	$10,215	$11,041
Property, plant and equipment, net	765	764
Other	335	183
Deferred income tax liabilities	11,315	11,988
Deferred income tax assets:
Benefit plans	(84)	(177)
Deferred income	(373)	(29)
Other	(557)	(552)
Deferred income tax assets	(1,014)	(758)
Valuation allowance	101	105
Net deferred income tax liabilities	$10,402	$11,335
At December 26, 2020, deferred income tax liabilities excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
The decrease in net deferred income tax liabilities from December 26, 2020 to December 25, 2021 was primarily driven by a decrease in deferred income tax liabilities due to the disposition of intangible assets in connection with the Nuts Transaction and the Cheese Transaction and intangible asset impairment losses in 2021 as well as an increase in deferred income tax assets related to deferred income from the Cheese Divestiture Licenses. See Note 4, Acquisitions and Divestitures, for additional information related to the Nuts Transaction and Cheese Transaction and their financial statement impacts. See Note 9, Goodwill and Intangible Assets, for additional information on the impairment losses.
At December 25, 2021, foreign operating loss carryforwards totaled $511 million. Of that amount, $38 million expire between 2022 and 2041; the other $474 million do not expire. We have recorded $146 million of deferred tax assets related to these foreign operating loss carryforwards. Deferred tax assets of $57 million have been recorded for U.S. state and local operating loss carryforwards. These losses expire between 2022 and 2041.

Uncertain Tax Positions:
At December 25, 2021, our unrecognized tax benefits for uncertain tax positions were $441 million. If we had recognized all of these benefits, the impact on our effective tax rate would have been $406 million. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $38 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process. Our unrecognized tax benefits for uncertain tax positions are included in income taxes payable and other non-current liabilities on our consolidated balance sheets.
The changes in our unrecognized tax benefits were (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Balance at the beginning of the period	$421	$406	$387
Increases for tax positions of prior years	13	13	28
Decreases for tax positions of prior years	(51)	(34)	(39)
Increases based on tax positions related to the current year	75	57	60
Decreases due to settlements with taxing authorities	(1)	(8)	(20)
Decreases due to lapse of statute of limitations	(16)	(13)	(10)
Balance at the end of the period	$441	$421	$406
Our unrecognized tax benefits increased during 2021 and 2020 mainly as a result of a net increase for tax positions related to the current and prior years in the U.S. and certain state and foreign jurisdictions, which were partially offset by decreases related to audit settlements with federal, state, and foreign taxing authorities and statute of limitations expirations.
We include interest and penalties related to uncertain tax positions in our tax provision. Our provision for/(benefit from) income taxes included a $9 million expense in 2021 and a $10 million expense in 2020 related to interest and penalties. The expense related to interest and penalties in 2019 was insignificant. Accrued interest and penalties were $81 million as of December 25, 2021 and $72 million as of December 26, 2020.
Other Income Tax Matters:
Tax Examinations:
In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Brazil, Canada, Italy, the Netherlands, the United Kingdom, and the United States. As of December 25, 2021, we have substantially concluded all national income tax matters through 2019 for the Netherlands, through 2016 for the United States, through 2016 for Australia, through 2012 for the United Kingdom and Canada, through 2014 for Italy, and through 2006 for Brazil. We have substantially concluded all U.S. state income tax matters through 2007.
Cash Held by International Subsidiaries:
Related to our undistributed historic earnings that are currently not considered to be indefinitely reinvested, we had recorded a deferred tax liability of approximately $10 million on approximately $135 million of historic earnings at December 25, 2021 and a deferred tax liability of approximately $20 million on approximately $300 million of historic earnings at December 26, 2020. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to our 2018 through 2021 accumulated earnings of certain international subsidiaries is approximately $50 million.
Divestitures:
In the second half of 2021, we paid approximately $700 million of cash taxes related to the Nuts Transaction.
In the first half of 2022, we expect to pay cash taxes of approximately $620 million related to the Cheese Transaction.
Note 11. Employees’ Stock Incentive Plans
We grant equity awards, including stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”), to select employees to provide long-term performance incentives to our employees.

Stock Plans
We had activity related to equity awards from the following plans in 2021, 2020, and 2019:
2020 Omnibus Incentive Plan:
In May 2020, our stockholders approved The Kraft Heinz Company 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”), which was adopted by our Board of Directors (“Board”) in March 2020. The 2020 Omnibus Plan became effective March 2, 2020 (the “Plan Effective Date”) and will expire on the tenth anniversary of the Plan Effective Date. The 2020 Omnibus Plan authorizes the issuance of up to 36 million shares of our common stock for awards to employees, non-employee directors, and other key personnel. The 2020 Omnibus Plan provides for the grant of options, stock appreciation rights, restricted stock, RSUs, deferred stock, performance awards, other stock-based awards, and cash-based awards. Equity awards granted under the 2020 Omnibus Plan include awards that vest in full at the end of a three-year period as well as awards that vest in annual installments over three or four years beginning on the second anniversary of the original grant date. Non-qualified stock options have a maximum exercise term of 10 years from the date of the grant. As of the Plan Effective Date, awards will no longer be granted under The Kraft Heinz Company 2016 Omnibus Incentive Plan, the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan, Kraft Foods Group, Inc. 2012 Performance Incentive Plan, or any other equity plans other than the 2020 Omnibus Plan.
2016 Omnibus Incentive Plan:
In April 2016, our stockholders approved The Kraft Heinz Company 2016 Omnibus Incentive Plan (“2016 Omnibus Plan”), which was adopted by our Board in February 2016. The 2016 Omnibus Plan authorized grants of up to 18 million shares of our common stock pursuant to options, stock appreciation rights, RSUs, deferred stock, performance awards, investment rights, other stock-based awards, and cash-based awards. Equity awards granted under the 2016 Omnibus Plan prior to 2019 generally vest in full at the end of a five-year period. Equity awards granted under the 2016 Omnibus Plan in 2019 include awards that vest in full at the end of three and five-year periods as well as awards that become exercisable in annual installments over three to four years beginning on the second anniversary of the original grant date. Non-qualified stock options have a maximum exercise term of 10 years. Equity awards granted under the 2016 Omnibus Plan since inception include non-qualified stock options, RSUs, and PSUs.
2013 Omnibus Incentive Plan:
Prior to approval of the 2016 Omnibus Plan, we issued non-qualified stock options to select employees under the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (“2013 Omnibus Plan”). As a result of the 2015 Merger, each outstanding Heinz stock option was converted into 0.443332 of a Kraft Heinz stock option. Following this conversion, the 2013 Omnibus Plan authorized the issuance of up to 17,555,947 shares of our common stock. Non-qualified stock options awarded under the 2013 Omnibus Plan vest in full at the end of a five-year period and have a maximum exercise term of 10 years. These non-qualified stock options have vested and become exercisable in accordance with the terms and conditions of the 2013 Omnibus Plan and the relevant award agreements.
Kraft 2012 Performance Incentive Plan:
Prior to the 2015 Merger, Kraft issued equity-based awards, including stock options and RSUs, under the Kraft Foods Group, Inc. 2012 Performance Incentive Plan (“2012 Performance Incentive Plan”). As a result of the 2015 Merger, each outstanding Kraft stock option was converted into an option to purchase a number of shares of our common stock based upon an option adjustment ratio, and each outstanding Kraft RSU was converted into one Kraft Heinz RSU. These options generally become exercisable in three annual installments beginning on the first anniversary of the original grant date, and have a maximum exercise term of 10 years. These RSUs generally vest in full on the third anniversary of the original grant date. In accordance with the terms of the 2012 Performance Incentive Plan, vesting generally accelerated for holders of Kraft awards who were terminated without cause within 2 years of the 2015 Merger Date. These Kraft Heinz equity awards have vested and become exercisable in accordance with the terms and conditions that were applicable immediately prior to the completion of the 2015 Merger.
In addition, prior to the 2015 Merger, Kraft issued performance-based, long-term incentive awards (“Kraft Performance Shares”), which vested based on varying performance, market, and service conditions. In connection with the 2015 Merger, all outstanding Kraft Performance Shares were converted into cash awards, payable in two installments: (i) a 2015 pro-rata payment based upon the portion of the Kraft Performance Share cycle completed prior to the 2015 Merger and (ii) the remaining value of the award to be paid on the earlier of the first anniversary of the closing of the 2015 Merger and a participant's termination without cause.

Stock Options
We use the Black-Scholes model to estimate the fair value of stock option grants. Our weighted average Black-Scholes fair value assumptions were:

	December 25, 2021	December 26, 2020	December 28, 2019
Risk-free interest rate	1.03%	0.45%	1.46%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	32.1%	33.6%	31.2%
Expected dividend yield	4.6%	5.7%	5.3%
Weighted average grant date fair value per share	$6.63	$4.77	$4.11
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
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Term
Outstanding at December 26, 2020	13,479,668	$43.71
Granted	1,021,901	37.05
Forfeited	(733,998)	53.02
Exercised	(1,989,503)	26.63
Outstanding at December 25, 2021	11,778,068	45.43	$36	4 years
Exercisable at December 25, 2021	7,369,931	45.04	21	3 years
The aggregate intrinsic value of stock options exercised during the period was $23 million in 2021, $24 million in 2020, and $10 million in 2019.
Cash received from options exercised was $53 million in 2021, $85 million in 2020, and $17 million in 2019. The tax benefit realized from stock options exercised was $12 million in 2021, $16 million in 2020, and $18 million in 2019.
Our unvested stock options and related information was:

	Number of Stock Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at December 26, 2020	4,919,593	$8.37
Granted	1,021,901	6.63
Forfeited	(93,249)	5.95
Vested	(1,440,108)	9.89
Unvested options at December 25, 2021	4,408,137	7.52
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
The weighted average grant date fair value per share of our RSUs granted during the year was $36.36 in 2021, $29.27 in 2020, and $25.77 in 2019. All RSUs granted in 2021, 2020, and 2019 were dividend eligible.

Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 26, 2020	14,235,922	$31.32
Granted	3,370,438	36.36
Forfeited	(1,564,027)	31.06
Vested	(3,565,943)	30.03
Outstanding at December 25, 2021	12,476,390	33.08
The aggregate fair value of RSUs that vested during the period was $135 million in 2021, $6 million in 2020, and $2 million in 2019.
Performance Share Units
PSUs represent a right to receive one share or the value of one share upon the terms and conditions set forth in the applicable plan and award agreement and are subject to achievement or satisfaction of performance or market conditions specified by the Compensation Committee of our Board.
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
The weighted average grant date fair value per share of our PSUs granted during the year was $35.03 in 2021, $28.50 in 2020, and $25.31 in 2019. Our expected dividend yield was 4.63% in 2021, 5.10% in 2020, and 5.39% in 2019.
Our PSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 26, 2020	7,778,710	$33.16
Granted	1,571,066	35.03
Forfeited	(2,213,616)	52.03
Vested	(1,816,180)	29.16
Outstanding at December 25, 2021	5,319,980	27.24
The aggregate fair value of PSUs that vested during the period was $69 million in 2021. No PSUs vested in 2020 or 2019.
Total Equity Awards
Equity award compensation cost and the related tax benefit was (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Pre-tax compensation cost	$197	$156	$46
Related tax benefit	(43)	(33)	(9)
After-tax compensation cost	$154	$123	$37
Unrecognized compensation cost related to unvested equity awards was $285 million at December 25, 2021 and is expected to be recognized over a weighted average period of 2 years.

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
Pension Plans
Obligations and Funded Status:
The projected benefit obligations, fair value of plan assets, and funded status of our pension plans were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Benefit obligation at beginning of year	$4,191	$4,501	$2,359	$2,187
Service cost	5	6	16	16
Interest cost	90	123	29	38
Benefits paid	(132)	(189)	(116)	(115)
Actuarial losses/(gains)(a)	(125)	421	(35)	144
Plan amendments	—	—	—	5
Currency	—	—	(28)	84
Settlements(b)	(180)	(671)	(2)	—
Special/contractual termination benefits	3	—	1	—
Other	—	—	—	—
Benefit obligation at end of year	3,852	4,191	2,224	2,359
Fair value of plan assets at beginning of year	4,627	4,835	3,023	2,841
Actual return on plan assets	130	652	28	176
Employer contributions	—	—	15	15
Benefits paid	(132)	(189)	(117)	(114)
Currency	—	—	(37)	108
Settlements(b)	(180)	(671)	(2)	—
Other	—	—	—	(3)
Fair value of plan assets at end of year	4,445	4,627	2,910	3,023
Net pension liability/(asset) recognized at end of year	$(593)	$(436)	$(686)	$(664)
(a)    Actuarial losses/(gains) were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(b)    Settlements represent $182 million in lump sum payments in 2021 and the full settlement of pension benefit obligations of $509 million through the purchase of a group annuity contract and an additional $162 million in lump sum payments in 2020.
The accumulated benefit obligation, which represents benefits earned to the measurement date, was $3.8 billion at December 25, 2021 and $4.2 billion at December 26, 2020 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $2.1 billion at December 25, 2021 and $2.2 billion at December 26, 2020.

The combined U.S. and non-U.S. pension plans resulted in net pension assets of $1.3 billion at December 25, 2021 and $1.1 billion at December 26, 2020. We recognized these amounts on our consolidated balance sheets as follows (in millions):

	December 25, 2021	December 26, 2020
Other non-current assets	$1,366	$1,205
Other current liabilities	(5)	(6)
Accrued postemployment costs	(82)	(99)
Net pension asset/(liability) recognized	$1,279	$1,100
For certain of our U.S. and non-U.S. plans that were underfunded based on accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Projected benefit obligation	$—	$—	$162	$181
Accumulated benefit obligation	—	—	155	174
Fair value of plan assets	—	—	75	76
All of our U.S. plans were overfunded based on plan assets in excess of accumulated benefit obligations as of December 25, 2021 and December 26, 2020.
For certain of our U.S. and non-U.S. plans that were underfunded based on projected benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Projected benefit obligation	$—	$—	$162	$181
Accumulated benefit obligation	—	—	155	174
Fair value of plan assets	—	—	75	76
All of our U.S. plans were overfunded based on plan assets in excess of projected benefit obligations as of December 25, 2021 and December 26, 2020.
We used the following weighted average assumptions to determine our projected benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Discount rate	3.1%	2.8%	1.9%	1.5%
Rate of compensation increase	4.0%	4.0%	3.8%	3.5%
Discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans.

Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	U.S. Plans			Non-U.S. Plans
	December 25, 2021	December 26, 2020	December 28, 2019	December 25, 2021	December 26, 2020	December 28, 2019
Service cost	$5	$6	$7	$16	$16	$17
Interest cost	90	123	163	29	38	51
Expected return on plan assets	(186)	(206)	(229)	(94)	(103)	(143)
Amortization of prior service costs/(credits)	—	—	—	1	—	—
Amortization of unrecognized losses/(gains)	—	—	—	2	1	1
Settlements	(11)	(24)	—	1	—	1
Curtailments	—	—	—	—	—	—
Special/contractual termination benefits	3	—	—	1	—	4
Net pension cost/(benefit)	$(99)	$(101)	$(59)	$(44)	$(48)	$(69)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our consolidated statements of income. In 2021, we recognized special/contractual termination benefits for our U.S plans related to the Nuts Transaction, including a loss of $3 million. These special/contractual termination benefits are recorded in other expense/(income) as a component of our pre-tax loss/(gain) on sale of business on the consolidated statement of income for the year ended December 25, 2021.
We used the following weighted average assumptions to determine our net pension costs for the years ended:

	U.S. Plans			Non-U.S. Plans
	December 25, 2021	December 26, 2020	December 28, 2019	December 25, 2021	December 26, 2020	December 28, 2019
Discount rate - Service cost	3.1%	3.5%	4.6%	2.1%	2.5%	3.3%
Discount rate - Interest cost	2.3%	2.8%	4.1%	1.2%	1.8%	2.6%
Expected rate of return on plan assets	4.2%	4.4%	5.7%	3.1%	3.8%	5.4%
Rate of compensation increase	4.0%	4.1%	4.1%	3.5%	3.7%	3.9%
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

Our weighted average asset allocations were:

	U.S. Plans		Non-U.S. Plans
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Fixed-income securities	83%	81%	53%	57%
Equity securities	16%	16%	21%	23%
Cash and cash equivalents	1%	3%	9%	18%
Real estate	—%	—%	—%	1%
Certain insurance contracts	—%	—%	17%	1%
Total	100%	100%	100%	100%
Our pension investment strategy for U.S. plans is designed to align our pension assets with our projected benefit obligation to reduce volatility. In 2021, we targeted an investment of approximately 85% of our U.S. plan assets in fixed-income securities and approximately 15% in return-seeking assets, primarily equity securities. Beginning in 2022, we are targeting an investment of approximately 75% of our U.S. plan assets in fixed-income securities, approximately 15% in alternatives, primarily real assets and diversified credit, and approximately 10% in return-seeking assets, primarily equity securities.
For pension plans outside the United States, our investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the long-term asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 83% fixed-income securities and certain insurance contracts, and approximately 17% in return-seeking assets, primarily equity securities.
The fair value of pension plan assets at December 25, 2021 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$316	$316	$—	$—
Corporate bonds and other fixed-income securities	4,092	—	4,092	—
Total fixed-income securities	4,408	316	4,092	—
Equity securities	171	171	—	—
Cash and cash equivalents	247	245	2	—
Real estate	6	—	—	6
Certain insurance contracts	488	—	—	488
Fair value excluding investments measured at net asset value	5,320	732	4,094	494
Investments measured at net asset value(a)	2,035
Total plan assets at fair value	$7,355
(a)    Amount includes cash collateral of $239 million associated with our securities lending program, which is reflected as an asset, and a corresponding securities lending payable of $239 million, which is reflected as a liability. The net impact on total plan assets at fair value is zero.

The fair value of pension plan assets at December 26, 2020 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$320	$320	$—	$—
Corporate bonds and other fixed-income securities	3,532	—	3,531	1
Total fixed-income securities	3,852	320	3,531	1
Equity securities	232	232	—	—
Cash and cash equivalents	545	542	3	—
Real estate	35	—	—	35
Certain insurance contracts	47	—	—	47
Fair value excluding investments measured at net asset value	4,711	1,094	3,534	83
Investments measured at net asset value(a)	2,939
Total plan assets at fair value	$7,650
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
Corporate Bonds and Other Fixed-Income Securities. These securities consist of publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds). Such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. As such, these securities are included in Level 2. Any securities that are in default are included in Level 3.
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
Changes in our Level 3 plan assets for the year ended December 25, 2021 included (in millions):

Asset Category	December 26, 2020	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 25, 2021
Real estate	$35	$—	$(1)	$(1)	$(27)	$—	$6
Corporate bonds and other fixed-income securities	1	—	—	—	—	(1)	—
Certain insurance contracts	47	464	—	(13)	(10)	—	488
Total Level 3 investments	$83	$464	$(1)	$(14)	$(37)	$(1)	$494
Changes in our Level 3 plan assets for the year ended December 26, 2020 included (in millions):

Asset Category	December 28, 2019	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 26, 2020
Real estate	$45	$—	$(1)	$(6)	$—	$(3)	$35
Corporate bonds and other fixed-income securities	3	—	—	—	—	(2)	1
Certain insurance contracts	49	—	—	3	(5)	—	47
Total Level 3 investments	$97	$—	$(1)	$(3)	$(5)	$(5)	$83
Employer Contributions:
In 2021, we contributed $15 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plans. We estimate that 2022 pension contributions will be approximately $12 million to our non-U.S. pension plans. We do not plan to make contributions to our U.S. pension plans in 2022. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2022. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 25, 2021 were (in millions):

	U.S. Plans	Non-U.S. Plans
2022	$331	$87
2023	314	83
2024	304	84
2025	294	87
2026	271	90
2027-2031	1,124	477

Postretirement Plans
Obligations and Funded Status:
The accumulated benefit obligation, fair value of plan assets, and funded status of our postretirement benefit plans were (in millions):

	December 25, 2021	December 26, 2020
Benefit obligation at beginning of year	$1,302	$1,313
Service cost	6	6
Interest cost	20	33
Benefits paid	(94)	(108)
Actuarial losses/(gains)(a)	(121)	56
Plan amendments(b)	(116)	—
Currency	1	2
Curtailments	(3)	—
Benefit obligation at end of year	995	1,302
Fair value of plan assets at beginning of year	1,153	1,114
Actual return on plan assets	80	134
Employer contributions	13	13
Benefits paid	(95)	(108)
Fair value of plan assets at end of year	1,151	1,153
Net postretirement benefit liability/(asset) recognized at end of year	$(156)	$149
(a)    Actuarial losses/(gains) were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(b)    Driven primarily by a plan amendment that changed the benefit structure for a subset of the retiree population.
We recognized the net postretirement benefit asset/(liability) on our consolidated balance sheets as follows (in millions):

	December 25, 2021	December 26, 2020
Other non-current assets	$287	$4
Other current liabilities	(8)	(8)
Accrued postemployment costs	(123)	(145)
Net postretirement benefit asset/(liability) recognized	$156	$(149)
For certain of our postretirement benefit plans that were underfunded based on accumulated postretirement benefit obligations in excess of plan assets, the accumulated benefit obligations and the fair value of plan assets were (in millions):

	December 25, 2021	December 26, 2020
Accumulated benefit obligation	$131	$153
Fair value of plan assets	—	—
We used the following weighted average assumptions to determine our postretirement benefit obligations:

	December 25, 2021	December 26, 2020
Discount rate	2.8%	2.3%
Health care cost trend rate assumed for next year	5.9%	6.2%
Ultimate trend rate	4.8%	4.8%
Discount rates for our plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Our expected health care cost trend rate is based on historical costs and our expectation for health care cost trend rates going forward.
The year that the health care cost trend rate reaches the ultimate trend rate varies by plan and ranges between 2022 and 2030 as of December 25, 2021. Assumed health care costs trend rates have a significant impact on the amounts reported for the postretirement benefit plans.

Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Service cost	$6	$6	$6
Interest cost	20	33	46
Expected return on plan assets	(49)	(49)	(53)
Amortization of prior service costs/(credits)	(8)	(122)	(306)
Amortization of unrecognized losses/(gains)	(16)	(14)	(8)
Curtailments	(4)	—	(5)
Net postretirement cost/(benefit)	$(51)	$(146)	$(320)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our consolidated statements of income. In 2021, we recognized a curtailment gain of $4 million related to the Nuts Transaction. This gain is recorded in other expense/(income) as a component of our pre-tax loss/(gain) on sale of business on the consolidated statement of income for the year ended December 25, 2021.
The amortization of prior service credits was primarily driven by plan amendments in 2015 and 2016. We estimate that amortization of prior service credits will be insignificant in each of the next five years.
We used the following weighted average assumptions to determine our net postretirement benefit plans cost for the years ended:

	December 25, 2021	December 26, 2020	December 28, 2019
Discount rate - Service cost	2.7%	3.3%	4.2%
Discount rate - Interest cost	1.6%	2.7%	3.8%
Expected rate of return on plan assets	4.4%	4.7%	5.4%
Health care cost trend rate	5.9%	6.2%	6.5%
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
Our weighted average asset allocations were:

	December 25, 2021	December 26, 2020
Fixed-income securities	61%	62%
Equity securities	36%	34%
Cash and cash equivalents	3%	4%
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

The fair value of postretirement benefit plan assets at December 25, 2021 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$112	$112	$—	$—
Corporate bonds and other fixed-income securities	590	—	590	—
Total fixed-income securities	702	112	590	—
Equity securities	236	236	—	—
Fair value excluding investments measured at net asset value	938	348	590	—
Investments measured at net asset value	213
Total plan assets at fair value	$1,151

The fair value of postretirement benefit plan assets at December 26, 2020 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$121	$121	$—	$—
Corporate bonds and other fixed-income securities	596	—	596	—
Total fixed-income securities	717	121	596	—
Equity securities	218	218	—	—
Fair value excluding investments measured at net asset value	935	339	596	—
Investments measured at net asset value	218
Total plan assets at fair value	$1,153
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
Employer Contributions:
In 2021, we contributed $12 million to our postretirement benefit plans. We estimate that 2022 postretirement benefit plan contributions will be approximately $13 million. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2022. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Future Benefit Payments:
Our estimated future benefit payments for our postretirement plans at December 25, 2021 were (in millions):

2022	$93
2023	89
2024	84
2025	80
2026	76
2027-2031	318
Other Plans
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $103 million in 2021, $91 million in 2020, and $88 million in 2019.
Accumulated Other Comprehensive Income/(Losses)
Our accumulated other comprehensive income/(losses) pension and postretirement benefit plans balances, before tax, consisted of the following (in millions):

	Pension Benefits		Postretirement Benefits		Total
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Net actuarial gain/(loss)	$28	$(3)	$475	$224	$503	$221
Prior service credit/(cost)	(14)	(14)	23	31	9	17
	$14	$(17)	$498	$255	$512	$238

The net postemployment benefits recognized in other comprehensive income/(loss), consisted of the following (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Net postemployment benefit gains/(losses) arising during the period:
Net actuarial gains/(losses) arising during the period - Pension Benefits	$39	$(55)	$(103)
Net actuarial gains/(losses) arising during the period - Postretirement Benefits	267	29	41
Prior service credits/(costs) arising during the period - Postretirement Benefits	—	—	1
	306	(26)	(61)
Tax benefit/(expense)	(77)	4	(5)
	$229	$(22)	$(66)

Reclassification of net postemployment benefit losses/(gains) to net income/(loss):
Amortization of unrecognized losses/(gains) - Pension Benefits	$3	$2	$1
Amortization of unrecognized losses/(gains) - Postretirement Benefits	(16)	(14)	(8)
Amortization of prior service costs/(credits) - Postretirement Benefits	(8)	(122)	(306)
Net settlement and curtailment losses/(gains) - Pension Benefits	(11)	(24)	1
Net settlement and curtailment losses/(gains) - Postretirement Benefits	—	—	(1)
Other losses/(gains) on postemployment benefits	—	—	1
	(32)	(158)	(312)
Tax (benefit)/expense	6	40	78
	$(26)	$(118)	$(234)
Note 13. Financial Instruments
We maintain a policy of requiring that all significant, non-exchange traded derivative contracts be governed by an International Swaps and Derivatives Association master agreement, and these master agreements and their schedules contain certain obligations regarding the delivery of certain financial information upon demand.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	December 25, 2021	December 26, 2020
Commodity contracts	$592	$384
Foreign exchange contracts	3,359	3,658
Cross-currency contracts	7,239	8,189
Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	December 25, 2021
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$24	$19	$24	$19
Cross-currency contracts(b)	—	—	247	212	247	212
Derivatives not designated as hedging instruments:
Commodity contracts(c)	41	17	2	5	43	22
Foreign exchange contracts(a)	—	—	15	18	15	18
Total fair value	$41	$17	$288	$254	$329	$271

(a)    At December 25, 2021, the fair value of our derivative assets was recorded in other current assets ($31 million) and other non-current assets ($8 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($33 million) and other non-current liabilities ($4 million).
(b)    At December 25, 2021, the fair value of our derivative assets was recorded in other current assets ($74 million) and other non-current assets ($173 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($42 million) and other non-current liabilities ($170 million).
(c)     At December 25, 2021, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $155 million at December 25, 2021 and $315 million at December 26, 2020. We had collected collateral related to commodity derivative margin requirements of $12 million at December 25, 2021 and $25 million at December 26, 2020, which were included in other current liabilities on our consolidated balance sheets.
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
Net Investment Hedging:
At December 25, 2021, we had the following items designated as net investment hedges:
•Non-derivative foreign denominated debt with principal amounts of €650 million and £400 million;
•Cross-currency contracts with notional amounts of £677 million ($900 million), C$1.4 billion ($1.1 billion), €1.9 billion ($2.1 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $119 million.

We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At December 25, 2021, we had Chinese renminbi intercompany loans with an aggregate notional amount of $418 million designated as net investment hedges.
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
Cash Flow Hedge Coverage:
At December 25, 2021, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next seven years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at December 25, 2021 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized losses on foreign currency cash flow hedges and interest rate cash flow hedges during the next 12 months to each be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized gains on cross-currency cash flow hedges during the next 12 months to be insignificant.
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
Divestiture Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the Heinz India Transaction. These derivative contracts settled in the first quarter of 2019 resulting in a gain of $5 million, including a gain of $6 million recorded within other expense/(income) and a loss of $1 million recorded within interest expense. These losses are classified as other losses/(gains) related to acquisitions and divestitures. Additionally, we entered into foreign exchange contracts which were designated as net investment hedges related to our investment in Heinz India. In 2019, these net investment hedges settled at a loss of $6 million. This loss was subsequently reclassified from accumulated other comprehensive income/(losses) to other expense/(income) in our condensed consolidated statement of income in the first quarter of 2019 when the Heinz India Transaction closed. These losses are classified as losses/(gains) on the sale of a business. See Note 4, Acquisitions and Divestitures, for additional information related to the Heinz India Transaction.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments			Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	December 25, 2021	December 26, 2020	December 28, 2019
Cash flow hedges:
Foreign exchange contracts	$(1)	$1	$—	Net sales
Foreign exchange contracts	(11)	(2)	(36)	Cost of products sold
Foreign exchange contracts (excluded component)	—	(2)	2	Cost of products sold
Foreign exchange contracts	1	—	—	SG&A
Foreign exchange contracts	—	—	(23)	Other expense/(income)
Cross-currency contracts	(119)	221	43	Other expense/(income)
Cross-currency contracts (excluded component)	28	26	28	Other expense/(income)
Cross-currency contracts	(22)	(11)	—	Interest expense
Net investment hedges:
Foreign exchange contracts	1	1	13	Other expense/(income)
Foreign exchange contracts (excluded component)	2	(2)	(1)	Interest expense
Cross-currency contracts	144	(370)	(67)	Other expense/(income)
Cross-currency contracts (excluded component)	44	30	30	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$67	$(108)	$(11)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	December 25, 2021					December 26, 2020
	Net sales	Cost of products sold	SG&A	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$26,042	$17,360	$5,222	$2,047	$(295)	$17,008	$1,394	$(296)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(1)	$(46)	$(1)	$—	$—	$19	$—	$—
Foreign exchange contracts (excluded component)	—	(3)	—	—	—	—	—	—
Interest rate contracts	—	—	—	—	—	—	(2)	—
Cross-currency contracts	—	—	—	(23)	(91)	—	(11)	143
Cross-currency contracts (excluded component)	—	—	—	—	27	—	—	26
Net investment hedges:
Foreign exchange contracts	—	—	—	—	—	—	—	—
Foreign exchange contracts (excluded component)	—	—	—	2	—	—	(2)	—
Cross-currency contracts (excluded component)	—	—	—	36	—	—	25	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	—	158	—	—	—	(69)	—	—
Foreign exchange contracts	—	—	—	—	(31)	—	—	(15)
Cross-currency contracts	—	—	—	—	9	—	—	—
Total gains/(losses) recognized in statements of income	$(1)	$109	$(1)	$15	$(86)	$(50)	$10	$154

	December 28, 2019
	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$16,830	$1,361	$(952)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$23	$—	$(22)
Foreign exchange contracts (excluded component)	—	—	—
Interest rate contracts	—	(4)	—
Cross-currency contracts	—	—	23
Cross-currency contracts (excluded component)	—	—	28
Net investment hedges:
Foreign exchange contracts	—	—	(6)
Foreign exchange contracts (excluded component)	—	(1)	—
Cross-currency contracts (excluded component)	—	30	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	43	—	—
Foreign exchange contracts	—	—	(1)
Cross-currency contracts	—	—	11
Total gains/(losses) recognized in statements of income	$66	$25	$33
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $75 million in 2021, pre-tax losses of $57 million in 2020, and pre-tax gains of $52 million in 2019. These amounts were recognized in other comprehensive income/(loss).

Note 14. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 29, 2018	$(2,476)	$492	$41	$(1,943)
Foreign currency translation adjustments	239	—	—	239
Net deferred gains/(losses) on net investment hedges	1	—	—	1
Amounts excluded from the effectiveness assessment of net investment hedges	22	—	—	22
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(16)	—	—	(16)
Net deferred gains/(losses) on cash flow hedges	—	—	(10)	(10)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	29	29
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(41)	(41)
Net actuarial gains/(losses) arising during the period	—	(70)	—	(70)
Prior service credits/(costs) arising during the period	—	1	—	1
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(234)	—	(234)
Cumulative effect of accounting standards adopted in the period(a)	—	114	22	136
Total other comprehensive income/(loss)	246	(189)	—	57
Balance at December 28, 2019	(2,230)	303	41	(1,886)
Foreign currency translation adjustments	324	—	—	324
Net deferred gains/(losses) on net investment hedges	(321)	—	—	(321)
Amounts excluded from the effectiveness assessment of net investment hedges	26	—	—	26
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(17)	—	—	(17)
Net deferred gains/(losses) on cash flow hedges	—	—	144	144
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	24	24
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(116)	(116)
Net actuarial gains/(losses) arising during the period	—	(27)	—	(27)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(118)	—	(118)
Total other comprehensive income/(loss)	12	(145)	52	(81)
Balance at December 26, 2020	(2,218)	158	93	(1,967)
Foreign currency translation adjustments	(242)	—	—	(242)
Net deferred gains/(losses) on net investment hedges	169	—	—	169
Amounts excluded from the effectiveness assessment of net investment hedges	35	—	—	35
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(29)	—	—	(29)
Net deferred gains/(losses) on cash flow hedges	—	—	(91)	(91)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	27	27
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	68	68
Net actuarial gains/(losses) arising during the period	—	232	—	232
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(26)	—	(26)
Total other comprehensive income/(loss)	(67)	206	4	143
Balance at December 25, 2021	$(2,285)	$364	$97	$(1,824)
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

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	December 25, 2021			December 26, 2020			December 28, 2019
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(242)	$—	$(242)	$324	$—	$324	$239	$—	$239
Net deferred gains/(losses) on net investment hedges	220	(51)	169	(426)	105	(321)	(2)	3	1
Amounts excluded from the effectiveness assessment of net investment hedges	46	(11)	35	28	(2)	26	29	(7)	22
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(38)	9	(29)	(23)	6	(17)	(23)	7	(16)
Net deferred gains/(losses) on cash flow hedges	(152)	61	(91)	209	(65)	144	(16)	6	(10)
Amounts excluded from the effectiveness assessment of cash flow hedges	28	(1)	27	24	—	24	30	(1)	29
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	138	(70)	68	(175)	59	(116)	(48)	7	(41)
Net actuarial gains/(losses) arising during the period	308	(76)	232	(30)	3	(27)	(65)	(5)	(70)
Prior service credits/(costs) arising during the period	—	—	—	—	—	—	1	—	1
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(32)	6	(26)	(158)	40	(118)	(312)	78	(234)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)			Affected Line Item in the Statements of Income
	December 25, 2021	December 26, 2020	December 28, 2019
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$—	$6	Other expense/(income)
Foreign exchange contracts(b)	(2)	2	1	Interest expense
Cross-currency contracts(b)	(36)	(25)	(30)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(c)	1	—	—	Net sales
Foreign exchange contracts(c)	49	(19)	(23)	Cost of products sold
Foreign exchange contracts(c)	1	—	—	SG&A
Foreign exchange contracts(c)	—	—	22	Other expense/(income)
Cross-currency contracts(c)	64	(169)	(51)	Other expense/(income)
Cross-currency contracts(c)	22	11	—	Interest expense
Interest rate contracts(d)	1	2	4	Interest expense
Losses/(gains) on hedges before income taxes	100	(198)	(71)
Losses/(gains) on hedges, income taxes	(61)	65	14
Losses/(gains) on hedges	$39	$(133)	$(57)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(e)	$(13)	$(12)	$(7)
Amortization of prior service costs/(credits)(e)	(8)	(122)	(306)
Settlement and curtailment losses/(gains)(e)	(11)	(24)	—
Other losses/(gains) on postemployment benefits	—	—	1
Losses/(gains) on postemployment benefits before income taxes	(32)	(158)	(312)
Losses/(gains) on postemployment benefits, income taxes	6	40	78
Losses/(gains) on postemployment benefits	$(26)	$(118)	$(234)
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
Note 15. Financing Arrangements
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our consolidated balance sheets. We had approximately $215 million at December 25, 2021 and approximately $236 million at December 26, 2020 on our consolidated balance sheets related to these arrangements.

Transfers of Financial Assets:
Since 2020, we have had a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our consolidated balance sheet. Receivables sold under this accounts receivable factoring program were approximately $50 million during 2020. No receivables were sold under this accounts receivable factoring program during 2021, and there were no amounts outstanding as of December 25, 2021 or December 26, 2020. The incremental costs of factoring receivables under this arrangement were insignificant for the year ended December 26, 2020. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows.
Note 16. Commitments and Contingencies
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
Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated amended class action complaint, which was filed on August 14, 2020 and also names 3G Capital, Inc. and several of its subsidiaries and affiliates (“3G Entities”) as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, Company documents, and Securities and Exchange Commission (“SEC”) filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief. The Company filed a motion to dismiss the consolidated amended class action complaint, which motion the court denied in an order dated August 11, 2021.
In addition, our Employee Benefits Administration Board and certain of The Kraft Heinz Company’s current and former officers and employees are currently defendants in an Employee Retirement Income Security Act (“ERISA”) class action lawsuit, Osborne v. Employee Benefits Administration Board of Kraft Heinz, et al., which is pending in the United States District Court for the Northern District of Illinois. Plaintiffs in the lawsuit purport to represent a class of current and former employees who were participants in and beneficiaries of various retirement plans which were co-invested in a commingled investment fund known as the Kraft Foods Savings Plan Master Trust (the “Master Trust”) during the period of May 4, 2017 through February 21, 2019. An amended complaint was filed on June 28, 2019. The amended complaint alleges violations of Section 502 of ERISA based on alleged breaches of obligations as fiduciaries subject to ERISA by allowing the Master Trust to continue investing in our common stock, and alleges additional breaches of fiduciary duties by current and former officers for their purported failure to monitor Master Trust fiduciaries. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief. The Company filed a motion to dismiss the amended complaint, which motion the court granted in an order dated August 23, 2021, before entering judgment in favor of the Company on September 14, 2021. The plaintiffs filed a notice of appeal on October 13, 2021. The parties subsequently filed a stipulation of voluntary dismissal with prejudice on December 7, 2021, and the appellate court dismissed the appeal with prejudice on that same date.
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are also named as defendants in a stockholder derivative action, In re Kraft Heinz Shareholder Derivative Litigation, which had been previously consolidated in the United States District Court for the Western District of Pennsylvania, and is now pending in the United States District Court for the Northern District of Illinois. The court appointed lead plaintiffs and plaintiffs’ counsel on October 21, 2021, and lead plaintiffs filed a consolidated amended complaint on November 22, 2021. The consolidated amended complaint asserts state law claims for alleged breaches of fiduciary duties and unjust enrichment, as well as federal claims for contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements and SEC filings, and for implementing cost cutting measures that allegedly damaged the Company. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief.

Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are also named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Company Derivative Litigation, which was filed in the Delaware Court of Chancery. The consolidated amended complaint, which was filed on April 27, 2020, alleges state law claims, contending that the 3G Entities were controlling stockholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint further alleges that certain of The Kraft Heinz Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by supposedly approving or allowing the 3G Entities’ alleged insider trading. The complaint seeks relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the consolidated amended complaint, which motion the court granted in an order dated December 15, 2021. The plaintiffs filed a notice of appeal on January 13, 2022.
We intend to vigorously defend against these lawsuits; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of these proceedings.
United States Government Investigations:
On September 3, 2021, The Kraft Heinz Company reached a settlement with the SEC, concluding and resolving in its entirety the previously disclosed SEC investigation. Under the terms of the settlement, we, without admitting or denying the findings in the administrative order issued by the SEC, agreed to pay a civil penalty of $62 million and to cease and desist from violations of specified provisions of the federal securities laws and rules promulgated thereunder. We recorded an accrual for the full amount of the penalty in the second quarter of 2021, which was reflected in other current liabilities in our condensed consolidated balance sheet at June 26, 2021 and in SG&A in our condensed consolidated statements of income, and paid the penalty in the third quarter of 2021. As previously disclosed, the United States Attorney’s Office for the Northern District of Illinois (“USAO”) had been reviewing the matter. We have not received any contact from the USAO within the past two years.
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
As of December 25, 2021, our take-or-pay purchase obligations were as follows (in millions):

2022	$541
2023	457
2024	315
2025	221
2026	180
Thereafter	282
Total	$1,996
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
Note 17. Debt
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise. Cash payments related to debt extinguishment are classified as cash outflows from financing activities on the consolidated statements of cash flows. Any gains or losses on extinguishment of debt are recognized in interest expense on the consolidated statements of income.

Borrowing Arrangements:
On July 6, 2015, together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we entered into a credit agreement (as amended, the “Credit Agreement”), which provided an initial senior unsecured revolving commitment in the aggregate amount of $4.0 billion (as amended, the “Senior Credit Facility”). In June 2018, we entered into an agreement effective on July 6, 2018 to extend the maturity date of our Senior Credit Facility from July 6, 2021 to July 6, 2023 and to provide a $400 million euro equivalent swing line facility, which is available under the initial revolving commitment of $4.0 billion, for short-term loans denominated in euros on a same-day basis. In March 2020, we entered into an extension letter agreement (the “2020 Extension Agreement”), which extends the maturity date of $3.9 billion under the Senior Credit Facility from July 6, 2023 to July 6, 2024. The revolving commitments of each lender that did not agree to the 2020 Extension Agreement continue to terminate on July 6, 2023. On October 9, 2020, we entered into a commitment increase amendment (the “Amendment”) to the Credit Agreement, which provides for incremental revolving commitments by two additional lenders in the amount of $50 million each, or $100 million in aggregate. Following the execution of the Amendment, the Senior Credit Facility provides for a revolving commitment of $4.1 billion through July 6, 2023 and $4.0 billion through July 6, 2024. On April 9, 2021, we entered into another extension letter agreement (the “2021 Extension Agreement”), which extends the maturity date of $4.0 billion under the Senior Credit Facility from July 6, 2024 to July 6, 2025.
In the first quarter of 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we borrowed $4.0 billion under our Senior Credit Facility. We repaid the full $4.0 billion during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at December 25, 2021, at December 26, 2020, or during the years ended December 25, 2021 and December 28, 2019.
The Credit Agreement includes a $1.0 billion sub-limit for borrowings in alternative currencies (i.e., euro, British pound sterling, Canadian dollars, or other lawful currencies readily available and freely transferable and convertible into U.S. dollars), as well as a letter of credit sub-facility of up to $300 million. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $900 million.
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
The Senior Credit Facility contains representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. The Credit Agreement requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion. We were in compliance with this covenant as of December 25, 2021.
The obligations under the Credit Agreement are guaranteed by KHFC and The Kraft Heinz Company in the case of indebtedness and other liabilities of any subsidiary borrower.
In March 2020, together with KHFC, we entered into an uncommitted revolving credit line agreement, which provides for borrowings up to $300 million. Each borrowing under this uncommitted revolving credit line agreement is due within six months of the disbursement date. In March 2021, we amended the uncommitted revolving credit line agreement to extend the final maturity date of the agreement from June 9, 2021 to June 9, 2022. As of December 25, 2021, no amounts had been drawn on this facility.
We have historically obtained funding through our U.S. and European commercial paper programs. We had no commercial paper outstanding at December 25, 2021, at December 26, 2020, or during the years ended December 25, 2021 or December 26, 2020.

Long-Term Debt:
The following table summarizes our long-term debt obligations.

	Priority (a)	Maturity Dates	Interest Rates (b)	Carrying Values
				December 25, 2021	December 26, 2020
				(in millions)
U.S. dollar notes(c)	Senior Notes	2022–2050	0.776%–7.125%	$18,049	$24,251
Euro notes(c)	Senior Notes	2023–2028	1.500%–2.250%	2,877	3,100
British pound sterling notes:
2030 Notes(d)	Senior Notes	February 18, 2030	6.250%	172	175
Other British pound sterling notes(c)	Senior Notes	July 1, 2027	4.125%	533	539
Other long-term debt	Various	2022–2035	0.500%–13.350%	42	41
Finance lease obligations				128	194
Total long-term debt				21,801	28,300
Current portion of long-term debt				740	230
Long-term debt, excluding current portion				$21,061	$28,070
(a)    Priority of debt indicates the order which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.
(b)    Floating interest rates are stated as of December 25, 2021.
(c)    Kraft Heinz fully and unconditionally guarantees these notes, which were issued by KHFC.
(d)    The 6.250% Pound Sterling Senior Secured Notes due February 18, 2030 (the “2030 Notes”) were issued by H.J. Heinz Finance UK Plc. Kraft Heinz and KHFC fully and unconditionally guarantee the 2030 Notes. The 2030 Notes now rank pari passu in right of payment with all of our existing and future senior obligations. Kraft Heinz became guarantor of the 2030 Notes in connection with the 2015 Merger. The 2030 Notes were previously only guaranteed by KHFC.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants at December 25, 2021.
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
Long-term Debt Transactions:
The table below summarizes our aggregate principal amount of long-term debt outstanding, excluding financing leases, before and after our current year debt transactions, specifically tender offers, debt redemptions, open-market debt repurchases, and debt repayments (in millions):

	Aggregate Principal Amount Outstanding as of December 26, 2020	Tender Offers	Open Market Debt Repurchases	Debt Redemptions	Debt Repayments	Aggregate Principal Amount Outstanding as of December 25, 2021
3.500% senior notes due June 2022(c)	$631	$250	$—	$—	$—	$381
4.000% senior notes due June 2023(e)	447	—	—	447	—	—
3.950% senior notes due July 2025(a)(g)	1,609	812	—	797	—	—
3.000% senior notes due June 2026(a)(d)	2,000	88	36	—	—	1,876
6.375% senior notes due July 2028(b)	235	17	—	—	—	218
4.625% senior notes due January 2029(b)(c)(d)(f)(h)	1,100	701	30	—	—	369
3.750% senior notes due April 2030(b)(d)	1,000	254	3	—	—	743
4.250% senior notes due March 2031(c)	1,350	966	—	—	—	384
6.750% senior notes due March 2032(b)(c)	437	132	—	—	—	305
5.000% senior notes due July 2035(b)(c)(d)(f)(h)	1,000	285	29	—	—	686
6.875% senior notes due January 2039(b)(d)(f)(h)	878	29	38	—	—	811
7.125% senior notes due August 2039(b)(d)(h)	931	51	21	—	—	859
4.625% senior notes due October 2039(b)(f)(h)	500	101	1	—	—	398
6.500% senior notes due February 2040(b)(d)(f)(h)	788	39	43	—	—	706
5.000% senior notes due June 2042(b)(d)(f)(h)	2,000	334	134	—	—	1,532
5.200% senior notes due July 2045(d)(f)(h)	2,000	—	189	—	—	1,811
4.375% senior notes due June 2046(d)(f)(h)	3,000	—	214	—	—	2,786
Floating rate senior notes due February 2021(i)	111	—	—	—	111	—
3.125% senior notes due September 2021(i)	34	—	—	—	34	—
Other long-term debt(j)	7,842	—	—	—	—	7,606
Total	$27,893	$4,059	$738	$1,244	$145	$21,471
(a)    Included in the Q1 2021 Tender Offer (defined below).
(b)    Included in the Q2 2021 Tender Offers (defined below).
(c)    Included in the Q4 2021 Tender Offer (defined below).
(d)    Included in the Q2 2021 Repurchases (defined below).
(e)    Included in the Q2 2021 Debt Redemption (defined below).
(f)    Included in the Q3 2021 Repurchases (defined below).
(g)    Included in the Q3 2021 Debt Redemption (defined below).
(h)    Included in the Q4 2021 Repurchases (defined below).
(i)    Repaid at maturity.
(j)    Represents the aggregate principal amount of all of our long-term debt obligations, excluding finance leases, that were not impacted by current year debt transactions. Foreign-denominated long-term debt is reflected at the foreign currency exchange rate in effect at each period end.

At December 25, 2021, aggregate principal maturities of our long-term debt excluding finance leases were (in millions):

2022	$709
2023	852
2024	626
2025	3
2026	1,879
Thereafter	17,402
Tender Offers:
2021 Tender Offers
In February 2021, KHFC commenced a cash tender offer to purchase up to the maximum combined aggregate purchase price of $1.0 billion, including principal and premium but excluding accrued and unpaid interest (the “Q1 2021 Maximum Tender Amount”), of its outstanding 3.950% senior notes due July 2025, 3.000% senior notes due June 2026, 4.000% senior notes due June 2023, and 3.500% senior notes due June 2022 (the “Q1 2021 Tender Offer”), listed in order of priority. Based on participation, KHFC elected to settle the Q1 2021 Tender Offer on the early settlement date, March 9, 2021. Since the aggregate purchase price of the senior notes validly tendered and not validly withdrawn as of the early tender time exceeded the Q1 2021 Maximum Tender Amount, we did not accept for purchase any of the 3.500% senior notes due June 2022 or the 4.000% senior notes due June 2023. The aggregate principal amount of senior notes validly tendered and accepted was approximately $900 million. Refer to the table above for the amount extinguished by senior note in the Q1 2021 Tender Offer.
In June 2021, KHFC commenced cash tender offers to purchase up to the maximum combined aggregate purchase price of $2.8 billion, including principal and premium but excluding accrued and unpaid interest, of its 5.000% senior notes due June 2042, 5.000% senior notes due July 2035, 4.625% senior notes due January 2029, 4.625% senior notes due October 2039, 3.750% senior notes due April 2030, 6.500% senior notes due February 2040, 6.375% senior notes due July 2028, 6.750% senior notes due March 2032, 6.875% senior notes due January 2039, and 7.125% senior notes due August 2039 (the “Q2 2021 Tender Offers”), listed in order of priority. KHFC settled the Q2 2021 Tender Offers on June 14, 2021 and June 16, 2021. The aggregate principal amount of senior notes validly tendered and accepted was approximately $1.4 billion. Refer to the table above for the amount extinguished by senior note in the Q2 2021 Tender Offers.
In November 2021, KHFC commenced a cash tender offer to purchase up to the maximum combined aggregate purchase price of $2.0 billion, including principal and premium but excluding accrued and unpaid interest (the “Q4 2021 Maximum Tender Amount”), of its 3.500% senior notes due June 2022, 4.625% senior notes due January 2029, 4.250% senior notes due March 2031, 6.750% senior notes due March 2032, 5.000% senior notes due July 2035, 6.500% senior notes due February 2040, 5.000% senior notes due June 2042, 5.200% senior notes due July 2045, 6.875% senior notes due January 2039, 7.125% senior notes due August 2039, 5.500% senior notes due June 2050, and 4.875% senior notes due October 2049 (the “Q4 2021 Tender Offer” and, together with the Q1 2021 Tender Offer and the Q2 2021 Tender Offers, the “2021 Tender Offers”), listed in order of priority. KHFC settled the Q4 2021 Tender Offer on December 6, 2021. Since the aggregate purchase price of the senior notes validly tendered and not validly withdrawn as of the early tender time exceeded the Q4 2021 Maximum Tender Amount, we did not accept for purchase any of the 6.500% senior notes due February 2040, 5.000% senior notes due June 2042, 5.200% senior notes due July 2045, 6.875% senior notes due January 2039, 7.125% senior notes due August 2039, 5.500% senior notes due June 2050, and 4.875% senior notes due October 2049. The aggregate principal amount of senior notes validly tendered and accepted was approximately $1.7 billion. Refer to the table above for the amount extinguished by senior note in the Q4 2021 Tender Offers.
Related to the 2021 Tender Offers, we recognized a loss on extinguishment of debt of $636 million within interest expense on the consolidated statement of income for the year ended December 25, 2021, which included a loss of $106 million in the first quarter of 2021 related to the Q1 2021 Tender Offer, a loss of $256 million in the second quarter of 2021 related to the Q2 2021 Tender Offers, and a loss of $274 million in the fourth quarter of 2021 related to the Q4 2021 Tender Offer. These losses primarily reflect the payment of early tender premiums and fees associated with the 2021 Tender Offers as well as the write-off of unamortized premiums, debt issuance costs, and discounts. Related to the 2021 Tender Offers, we recognized debt prepayment and extinguishment costs of $636 million on the consolidated statement of cash flows for the year ended December 25, 2021, which reflects the $636 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $24 million, unamortized debt issuance costs of $17 million, and unamortized discounts of $7 million.

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
In connection with the 2020 Tender Offer, we recognized a loss on extinguishment of debt of $71 million within interest expense on the consolidated statement of income for the year ended December 26, 2020. This loss primarily reflects the payment of early tender premiums and fees associated with the 2020 Tender Offer as well as the write-off of unamortized debt issuance costs, premiums, and discounts. Related to the 2020 Tender Offer, we recognized debt prepayment and extinguishment costs of $68 million on the consolidated statement of cash flows for the year ended December 26, 2020, which reflect the $71 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $1 million, unamortized debt issuance costs of $3 million, and unamortized discounts of $1 million.
2019 Tender Offer
In September 2019, KHFC commenced an offer to purchase for cash any and all of its outstanding 5.375% senior notes due February 2020 (the “First 2019 Tender Offer”). The First 2019 Tender Offer expired on September 9, 2019 with a settlement date of September 10, 2019. Additionally, on September 11, 2019, KHFC commenced an offer to purchase for cash up to the maximum combined aggregate purchase price of $2.5 billion, excluding accrued and unpaid interest, of its outstanding 3.500% senior notes due June 2022, 3.500% senior notes due July 2022, 4.000% senior notes due June 2023, and 4.875% second lien senior secured notes due February 2025 (the “2025 Notes”) (the “Second 2019 Tender Offer” and, together with the First 2019 Tender Offer, the “2019 Tender Offers”). The Second 2019 Tender Offer settled on September 26, 2019.
The aggregate principal amounts of senior notes validly tendered pursuant to the 2019 Tender Offers was $2.7 billion and the aggregate principal amount of 2025 Notes validly tendered pursuant to the 2019 Tender Offers was $224 million.
In connection with the 2019 Tender Offers, we recognized a loss on extinguishment of debt of $88 million within interest expense on the consolidated statement of income for the year ended December 28, 2019. This loss primarily reflects the payment of early tender premiums and fees associated with the 2019 Tender Offers as well as the write-off of unamortized debt premiums, issuance costs, and discounts. Related to the 2019 Tender Offers, we recognized debt prepayment and extinguishment costs of $91 million on the consolidated statement of cash flows for the year ended December 28, 2019, which reflect the $88 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $10 million, unamortized debt issuance costs of $5 million, and unamortized discounts of $2 million.
Open Market Debt Repurchases:
In 2021, we repurchased approximately $738 million of certain of our senior notes under Rule 10b5-1 plans, including $207 million in the second quarter of 2021 (the “Q2 2021 Repurchases”), $221 million in the third quarter of 2021 (the “Q3 2021 Repurchases”), and $310 million in the fourth quarter of 2021 (the “Q4 2021 Repurchases” and, together with the Q2 2021 Repurchases and the Q3 2021 Repurchases, the “2021 Repurchases”). Refer to the table above to see which senior notes had amounts extinguished as part of the 2021 Repurchases.
In connection with the 2021 Repurchases, we recognized a loss on extinguishment of debt of approximately $152 million within interest expense on the consolidated statement of income for the year ended December 25, 2021, which included a loss of $28 million in the second quarter of 2021 related to the Q2 2021 Repurchases, a loss of $52 million in the third quarter of 2021 related to the Q3 2021 Repurchases, and a loss of $72 million in the fourth quarter of 2021 related to the Q4 2021 Repurchases. These losses primarily reflect the payment of premiums associated with the repurchases as well as the write-off of unamortized debt issuance costs, premiums, and discounts. Related to the 2021 Repurchases, we recognized debt prepayment and extinguishment costs of $162 million on the consolidated statement of cash flows for the year ended December 25, 2021, which reflect the $152 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $15 million, unamortized discounts of $2 million, and unamortized debt issuance costs of $3 million.

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
In connection with the 2021 Debt Redemptions, we recognized a loss on extinguishment of debt of $129 million within interest expense on the consolidated statement of income for the year ended December 25, 2021, which included a loss of $34 million in the second quarter of 2021 related to the Q2 2021 Debt Redemption and a loss of $95 million in the third quarter of 2021 related to the Q3 2021 Debt Redemption. These losses primarily reflect the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. Related to the 2021 Debt Redemptions, we recognized debt prepayment and extinguishment costs of $126 million on the consolidated statement of cash flows for the year ended December 25, 2021, which reflect the $129 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $3 million.
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
In September 2020, KHFC issued a notice of redemption of all of its 3.500% senior notes due July 2022, of which $302 million aggregate principal amount was outstanding (the “Second 2020 Debt Redemption” and, together with the First 2020 Debt Redemption, the “2020 Debt Redemptions”). The effective date of the Second 2020 Debt Redemption was October 24, 2020.
In connection with the 2020 Debt Redemptions, we recognized a loss on extinguishment of debt of $53 million within interest expense on the consolidated statement of income for the year ended December 26, 2020. This loss primarily reflects the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. Related to the 2020 Debt Redemptions, we recognized debt prepayment and extinguishment costs of $48 million on the consolidated statement of cash flows for the year ended December 26, 2020, which reflect the $53 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $5 million.
2019 Debt Redemptions
In September 2019, concurrently with the commencement of the First 2019 Tender Offer, we issued a notice of redemption by Kraft Heinz Canada ULC, our 100% owned subsidiary, of all of its 2.700% Canadian dollar senior notes due July 2020, of which 300 million Canadian dollar aggregate principal amount was outstanding, and a notice of partial redemption by KHFC of $800 million of its 2.800% senior notes due July 2020, of which $1.5 billion aggregate principal amount was outstanding (the “First 2019 Debt Redemptions”). The effective date of the First 2019 Debt Redemptions was October 3, 2019.
Concurrently with the commencement of the Second 2019 Tender Offer, we issued a notice of partial redemption providing for the redemption of $500 million aggregate principal amount of KHFC’s remaining 2.800% senior notes due July 2020 (the “Second 2019 Debt Redemption” and, together with the First 2019 Debt Redemptions, the “2019 Debt Redemptions”). The effective date of the Second 2019 Debt Redemption was October 11, 2019. Following the 2019 Debt Redemptions, KHFC’s 2.800% senior notes due July 2020 had $200 million aggregate principal amount outstanding.
In connection with the 2019 Debt Redemptions, we recognized a loss on extinguishment of debt of $10 million within interest expense on the consolidated statement of income for the year ended December 28, 2019. This loss primarily reflects the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. Related to the 2019 Debt Redemptions, we recognized debt prepayment and extinguishment costs of $8 million on the consolidated statement of cash flows for the year ended December 28, 2019, which reflect the $10 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $2 million.

Debt Issuances:
2020 Debt Issuances
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
2019 Debt Issuances
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
Debt Issuance Costs:
Debt issuance costs are reflected as a direct deduction of our long-term debt balance on the consolidated balance sheets. We incurred debt issuance costs $31 million in 2020 and $25 million in 2019. We did not incur any debt issuance costs in 2021. Unamortized debt issuance costs were $97 million at December 25, 2021 and $130 million at December 26, 2020. Amortization of debt issuance costs was $12 million in 2021, $11 million in 2020, and $15 million in 2019.
Debt Premium:
Unamortized debt premiums are presented on the consolidated balance sheets as a direct addition to the carrying amount of debt. Unamortized debt premium, net, was $298 million at December 25, 2021 and $344 million at December 26, 2020. Amortization of our debt premium, net, was $16 million in 2021, $14 million in 2020, and $34 million in 2019.
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
Fair Value of Debt:
At December 25, 2021, the aggregate fair value of our total debt was $25.7 billion as compared with a carrying value of $21.8 billion. At December 26, 2020, the aggregate fair value of our total debt was $32.1 billion as compared with a carrying value of $28.3 billion. Our short-term debt had a carrying value that approximated its fair value at December 25, 2021 and December 26, 2020. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 18. Leases
We have operating and finance leases, primarily for warehouse, production, and office facilities and equipment. Our lease contracts have remaining contractual lease terms of up to 19 years, some of which include options to extend the term by up to 10 years. We include renewal options that are reasonably certain to be exercised as part of the lease term. Additionally, some lease contracts include termination options. We do not expect to exercise the majority of our termination options and generally exclude such options when determining the term of our leases. See Note 2, Significant Accounting Policies, for our lease accounting policy.

The components of our lease costs were (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Operating lease costs	$176	$173	$191
Finance lease costs:
Amortization of right-of-use assets	34	31	27
Interest on lease liabilities	6	7	6
Short-term lease costs	17	20	13
Variable lease costs	1,192	1,313	1,270
Sublease income	(9)	(11)	(14)
Total lease costs	$1,416	$1,533	$1,493
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
Losses/(gains) on sales and leaseback transactions, net, were insignificant for 2021 and 2019. We had no losses/(gains) on sale and leaseback transactions in 2020.
Supplemental balance sheet information related to our leases was (in millions, except lease term and discount rate):

	December 25, 2021		December 26, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use assets	$569	$126	$562	$195
Lease liabilities (current)	133	30	135	78
Lease liabilities (non-current)	484	98	475	116

Weighted average remaining lease term	7 years	12 years	7 years	9 years
Weighted average discount rate	3.5%	4.1%	3.8%	3.7%
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
Cash flows arising from lease transactions were (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(179)	$(191)	$(196)
Operating cash inflows/(outflows) from finance leases	(6)	(7)	(6)
Financing cash inflows/(outflows) from finance leases	(33)	(35)	(28)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	41	147	42
Finance leases	14	39	12

Future minimum lease payments for leases in effect at December 25, 2021 were (in millions):

	Operating Leases	Finance Leases
2022	$152	$34
2023	116	20
2024	90	14
2025	79	10
2026	63	8
Thereafter	196	79
Total future undiscounted lease payments	696	165
Less imputed interest	(79)	(37)
Total lease liability	$617	$128
At December 25, 2021, our operating and finance leases that had not yet commenced were approximately $202 million. This balance is primarily composed of a 20-year lease for a warehouse facility with a future minimum lease commitment of approximately $109 million. We expect to take control of the leased assets in 2022.
Note 19. Capital Stock
Common Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5.0 billion shares of common stock.
Shares of common stock issued, in treasury, and outstanding were (in millions of shares):

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 29, 2018	1,224	(4)	1,220
Exercise of stock options, issuance of other stock awards, and other	—	1	1
Balance at December 28, 2019	1,224	(3)	1,221
Exercise of stock options, issuance of other stock awards, and other	4	(2)	2
Balance at December 26, 2020	1,228	(5)	1,223
Exercise of stock options, issuance of other stock awards, and other	7	(6)	1
Balance at December 25, 2021	1,235	(11)	1,224
Note 20. Earnings Per Share
Our earnings per common share (“EPS”) were:

	December 25, 2021	December 26, 2020	December 28, 2019
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$1,012	$356	$1,935
Weighted average shares of common stock outstanding	1,224	1,223	1,221
Net earnings/(loss)	$0.83	$0.29	$1.59
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$1,012	$356	$1,935
Weighted average shares of common stock outstanding	1,224	1,223	1,221
Effect of dilutive equity awards	12	5	3
Weighted average shares of common stock outstanding, including dilutive effect	1,236	1,228	1,224
Net earnings/(loss)	$0.82	$0.29	$1.58
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 7 million in 2021, 9 million in 2020, and 10 million in 2019.

Note 21. Segment Reporting
We manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada.
Management evaluates segment performance based on several factors, including net sales and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of divestiture-related license income (e.g., income related to the sale of licenses in connection with the Cheese Transaction), restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management uses Segment Adjusted EBITDA to evaluate segment performance and allocate resources.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Net sales:
United States	$18,604	$19,204	$17,844
International	5,691	5,341	5,251
Canada	1,747	1,640	1,882
Total net sales	$26,042	$26,185	$24,977
Segment Adjusted EBITDA was (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Segment Adjusted EBITDA:
United States	$5,157	$5,557	$4,829
International	1,066	1,058	1,004
Canada	419	389	487
General corporate expenses	(271)	(335)	(256)
Depreciation and amortization (excluding restructuring activities)	(910)	(955)	(985)
Divestiture-related license income	4	—	—
Restructuring activities	(84)	(15)	(102)
Deal costs	(11)	(8)	(19)
Unrealized gains/(losses) on commodity hedges	(17)	6	57
Impairment losses	(1,634)	(3,413)	(1,899)
Certain non-ordinary course legal and regulatory matters	(62)	—	—
Equity award compensation expense (excluding restructuring activities)	(197)	(156)	(46)
Operating income/(loss)	3,460	2,128	3,070
Interest expense	2,047	1,394	1,361
Other expense/(income)	(295)	(296)	(952)
Income/(loss) before income taxes	$1,708	$1,030	$2,661

Total depreciation and amortization expense by segment was (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Depreciation and amortization expense:
United States	$542	$609	$609
International	234	221	231
Canada	38	35	35
General corporate expenses	96	104	119
Total depreciation and amortization expense	$910	$969	$994
Total capital expenditures by segment were (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Capital expenditures:
United States	$433	$318	$393
International	348	212	283
Canada	44	29	27
General corporate expenses	80	37	65
Total capital expenditures	$905	$596	$768
Net sales by platform were (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Taste Elevation	$7,267	$6,808	$6,581
Fast Fresh Meals	6,665	6,819	6,298
Easy Meals Made Better	4,927	4,909	4,314
Real Food Snacking	1,808	2,296	2,201
Flavorful Hydration	1,777	1,648	1,495
Easy Indulgent Desserts	1,034	999	919
Other	2,564	2,706	3,169
Total net sales	$26,042	$26,185	$24,977
In 2021, following the divestiture of certain of our global cheese businesses, we reorganized certain products within our platforms to reflect how we plan to manage our business going forward, including the role assigned to these products and platforms within our business. We have reflected these changes in all historical periods presented.
Net sales by product category were (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Condiments and sauces	$7,302	$6,813	$6,406
Cheese and dairy	4,922	5,131	4,890
Ambient foods	2,896	2,954	2,475
Frozen and chilled foods	2,698	2,599	2,371
Meats and seafood	2,613	2,515	2,406
Refreshment beverages	1,786	1,655	1,504
Coffee	847	1,062	1,271
Infant and nutrition	441	433	512
Desserts, toppings and baking	1,157	1,121	1,032
Nuts and salted snacks	464	1,047	966
Other	916	855	1,144
Total net sales	$26,042	$26,185	$24,977

Concentration of Risk:
Our largest customer, Walmart Inc., represented approximately 22% of our net sales in both 2021 and 2020 and approximately 21% of our net sales in 2019. All of our segments have sales to Walmart Inc.
Geographic Financial Information:
We had significant sales in the United States, Canada, and the United Kingdom. Our net sales by geography were (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Net sales:
United States	$18,604	$19,204	$17,844
Canada	1,747	1,640	1,882
United Kingdom	1,147	1,103	1,007
Other	4,544	4,238	4,244
Total net sales	$26,042	$26,185	$24,977
We had significant long-lived assets in the United States. Long-lived assets are comprised of property, plant and equipment, net of related accumulated depreciation. Our long-lived assets by geography were (in millions):

	December 25, 2021	December 26, 2020
Long-lived assets:
United States	$4,547	$4,705
Other	2,259	2,171
Total long-lived assets	$6,806	$6,876
At December 25, 2021 and December 26, 2020, long-lived assets by geography excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 22. Other Financial Data
Consolidated Statements of Income Information
Other expense/(income)
Other expense/(income) consists of the following (in millions):

	December 25, 2021	December 26, 2020	December 28, 2019
Amortization of postemployment benefit plans prior service costs/(credits)	$(7)	$(122)	$(306)
Net pension and postretirement non-service cost/(benefit)(a)	(214)	(201)	(172)
Loss/(gain) on sale of business(b)	(44)	2	(420)
Interest income	(15)	(27)	(36)
Foreign exchange losses/(gains)	(101)	162	10
Derivative losses/(gains)	86	(154)	(39)
Other miscellaneous expense/(income)	—	44	11
Other expense/(income)	$(295)	$(296)	$(952)
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

Other expense/(income) was $295 million of income in 2021 compared to $296 million of income in 2020. This change was primarily driven by an $86 million net loss on derivative activities in 2021 compared to a $154 million net gain on derivative activities in 2020 and a $115 million decrease in non-cash amortization of postemployment benefit plans prior service credits as compared to the prior year period. These impacts were partially offset by a $101 million net foreign exchange gain in 2021 compared to a $162 million net foreign exchange loss in 2020, a $44 million net gain on sales of businesses in 2021 compared to a $2 million net loss on sales of businesses in 2020, and a $26 million loss on the dissolution of a joint venture in 2020.
Other expense/(income) was $296 million of income in 2020 compared to $952 million of income in 2019. This change was primarily driven by a $2 million net loss on sales of businesses in 2020 compared to a $420 million net gain on sale of business in 2019, a $184 million decrease in non-cash amortization of postemployment benefit plans prior service credits as compared to the prior year period, a $162 million net foreign exchange loss in 2020 compared to a $10 million net foreign exchange loss in 2019, and a $26 million loss on the dissolution of a joint venture in 2020. These impacts were partially offset by a $154 million net gain on derivative activities in 2020 compared to a $39 million net gain on derivative activities in 2019. See Note 16, Commitments and Contingencies, for additional information related to our dissolved joint venture.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 25, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 25, 2021, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended December 25, 2021. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2021 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 25, 2021.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 25, 2021, as stated in their report which appears herein under Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is included under the caption “Information about our Executive Officers” contained in Item 1, Business, of this report and under the headings Proposal 1. Election of Directors, Corporate Governance and Board Matters—Codes of Conduct, Beneficial Ownership of Kraft Heinz Stock—Delinquent Section 16(a) Reports, Board Committees and Membership—Committee Structure and Membership, and Other Information—Stockholder Proposals in our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 5, 2022 (“2022 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by this Item 11 is included under the headings Board Committees and Membership—Compensation Committee—Compensation Committee Interlocks and Insider Participation, Director Compensation, Compensation Discussion and Analysis, Executive Compensation Tables, and Pay Ratio Disclosure in our 2022 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under our equity compensation plans at December 25, 2021 were:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	29,577,435	$45.43	25,590,076
Equity compensation plans not approved by security holders	—	—	—
Total	29,577,435		25,590,076
(1)    Includes the vesting of RSUs and PSUs.
Information related to the security ownership of certain beneficial owners and management is included under the heading Beneficial Ownership of Kraft Heinz Stock in our 2022 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the heading Corporate Governance and Board Matters—Related Person Transactions in our 2022 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services.
Information required by this Item 14 is included under the headings Proposal 4. Ratification of the Selection of Independent Auditors—Independent Auditors’ Fees and Services and Proposal 4. Ratification of the Selection of Independent Auditors—Pre-Approval Policy in our 2022 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

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

4.14
First Supplemental Indenture, dated July 2, 2015, relating to the 2.00% Notes due September 2016, 1.50% Notes due March 2017, 3.125% Notes due September 2021, and 2.85% Notes due March 2022, among H.J. Heinz Holding Corporation, H. J. Heinz Company, and MUFG Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (File No. 001-37482), filed on February 17, 2021).

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
10.27
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021 (File No. 001-37482), filed on August 4, 2021).+

10.28
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021 (File No. 001-37482), filed on August 4, 2021).+

10.29
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (Bands) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021 (File No. 001-37482), filed on August 4, 2021).+

10.30
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021 (File No. 001-37482), filed on August 4, 2021).+

10.31
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bands B02-B09 (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021 (File No. 001-37482), filed on August 4, 2021).+

10.32
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021 (File No. 001-37482), filed on August 4, 2021).+

10.33
Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021 (File No. 001-37482), filed on August 4, 2021).+

10.34
Commitment Increase Amendment, dated October 9, 2020, to the Credit Agreement dated July 6, 2015, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on October 13, 2020).

10.35
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
101.1
The following materials from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 25, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 25, 2021, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	February 17, 2022
		By:	/s/ Paulo Basilio
Paulo Basilio
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Miguel Patricio	Chief Executive Officer and Director	February 17, 2022
Miguel Patricio	(Principal Executive Officer)

/s/ Paulo Basilio	Executive Vice President and Global Chief Financial Officer	February 17, 2022
Paulo Basilio	(Duly Authorized Officer and Principal Financial Officer)

/s/ Vince Garlati	Vice President, Global Controller	February 17, 2022
Vince Garlati	(Principal Accounting Officer)

Alexandre Behring*	Chair of the Board

John T. Cahill*	Vice Chair of the Board

John C. Pope*	Lead Director

Gregory E. Abel*	Director

João M. Castro-Neves*	Director

Lori Dickerson Fouché*	Director

Timothy Kenesey*	Director

Elio Leoni Sceti*	Director

Susan Mulder*	Director

Alexandre Van Damme*	Director

*By:	/s/ Paulo Basilio
Paulo Basilio
Attorney-In-Fact
February 17, 2022

The Kraft Heinz Company
Valuation and Qualifying Accounts
For the Years Ended December 25, 2021, December 26, 2020, and December 28, 2019
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-offs and Reclassifications	Balance at End of Period
Year ended December 25, 2021
Allowances related to trade accounts receivable	$48	$5	$1	$(6)	$48
Allowances related to deferred taxes	105	1	—	(5)	101
	$153	$6	$1	$(11)	$149
Year ended December 26, 2020
Allowances related to trade accounts receivable	$33	$21	$—	$(6)	$48
Allowances related to deferred taxes	112	(3)	—	(4)	105
	$145	$18	$—	$(10)	$153
Year ended December 28, 2019
Allowances related to trade accounts receivable	$24	$11	$—	$(2)	$33
Allowances related to deferred taxes	81	31	—	—	112
	$105	$42	$—	$(2)	$145
(a)     Primarily relates to acquisitions and currency translation.
S-1