Form 10-Q
period 2022-03-26
Kraft Heinz Co
filed 2022-04-28
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
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

As of April 23, 2022, there were 1,223,951,939 shares of the registrant’s common stock outstanding.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impacts of COVID-19 and government and consumer responses; operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ownership structure; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of future sales of our common stock in the public market; our ability to continue to pay a regular dividend and the amounts of any such dividends; unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and in various other nations where we do business (including the Russia and Ukraine conflict and its regional and global ramifications); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 25, 2021. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Net sales	$6,045	$6,394
Cost of products sold	4,114	4,193
Gross profit	1,931	2,201
Selling, general and administrative expenses, excluding impairment losses	827	882
Goodwill impairment losses	(11)	230
Selling, general and administrative expenses	816	1,112
Operating income/(loss)	1,115	1,089
Interest expense	242	415
Other expense/(income)	(98)	(30)
Income/(loss) before income taxes	971	704
Provision for/(benefit from) income taxes	190	136
Net income/(loss)	781	568
Net income/(loss) attributable to noncontrolling interest	5	5
Net income/(loss) attributable to common shareholders	$776	$563
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.63	$0.46
Diluted earnings/(loss)	0.63	0.46
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Net income/(loss)	$781	$568
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(33)	59
Net deferred gains/(losses) on net investment hedges	52	5
Amounts excluded from the effectiveness assessment of net investment hedges	9	5
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	(3)
Net deferred gains/(losses) on cash flow hedges	(34)	(29)
Amounts excluded from the effectiveness assessment of cash flow hedges	7	7
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	22	27
Net actuarial gains/(losses) arising during the period	—	2
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(4)	(6)
Total other comprehensive income/(loss)	11	67
Total comprehensive income/(loss)	792	635
Comprehensive income/(loss) attributable to noncontrolling interest	4	3
Comprehensive income/(loss) attributable to common shareholders	$788	$632
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	March 26, 2022	December 25, 2021
ASSETS
Cash and cash equivalents	$2,978	$3,445
Trade receivables (net of allowances of $50 at March 26, 2022 and $48 at December 25, 2021)	2,067	1,957
Inventories	3,093	2,729
Prepaid expenses	179	136
Other current assets	869	716
Assets held for sale	89	11
Total current assets	9,275	8,994
Property, plant and equipment, net	6,602	6,806
Goodwill	31,440	31,296
Intangible assets, net	43,640	43,542
Other non-current assets	2,907	2,756
TOTAL ASSETS	$93,864	$93,394
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$50	$14
Current portion of long-term debt	730	740
Trade payables	4,610	4,753
Accrued marketing	874	804
Interest payable	315	268
Other current liabilities	2,485	2,485
Total current liabilities	9,064	9,064
Long-term debt	20,970	21,061
Deferred income taxes	10,609	10,536
Accrued postemployment costs	209	205
Long-term deferred income	1,525	1,534
Other non-current liabilities	1,643	1,542
TOTAL LIABILITIES	44,020	43,942
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	47	4
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,237 shares issued and 1,225 shares outstanding at March 26, 2022; 1,235 shares issued and 1,224 shares outstanding at December 25, 2021)	12	12
Additional paid-in capital	52,954	53,379
Retained earnings/(deficit)	(905)	(1,682)
Accumulated other comprehensive income/(losses)	(1,812)	(1,824)
Treasury stock, at cost (12 shares at March 26, 2022 and 11 shares at December 25, 2021)	(605)	(587)
Total shareholders' equity	49,644	49,298
Noncontrolling interest	153	150
TOTAL EQUITY	49,797	49,448
TOTAL LIABILITIES AND EQUITY	$93,864	$93,394
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 25, 2021	$12	$53,379	$(1,682)	$(1,824)	$(587)	$150	$49,448
Net income/(loss) excluding redeemable noncontrolling interest	—	—	776	—	—	4	780
Other comprehensive income/(loss)	—	—	—	12	—	(1)	11
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	67	1	—	(18)	—	50
Balance at March 26, 2022	$12	$52,954	$(905)	$(1,812)	$(605)	$153	$49,797

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 26, 2020	$12	$55,096	$(2,694)	$(1,967)	$(344)	$140	$50,243
Net income/(loss)	—	—	563	—	—	5	568
Other comprehensive income/(loss)	—	—	—	69	—	(2)	67
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	77	—	—	(29)	—	48
Balance at March 27, 2021	$12	$54,678	$(2,131)	$(1,898)	$(373)	$143	$50,431
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	March 26, 2022	March 27, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$781	$568
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	220	222
Amortization of postemployment benefit plans prior service costs/(credits)	(4)	(2)
Divestiture-related license income	(14)	—
Equity award compensation expense	34	51
Deferred income tax provision/(benefit)	23	127
Postemployment benefit plan contributions	(7)	(9)
Goodwill and intangible asset impairment losses	(11)	230
Nonmonetary currency devaluation	4	4
Loss/(gain) on sale of business	1	19
Other items, net	(69)	30
Changes in current assets and liabilities:
Trade receivables	(123)	(34)
Inventories	(382)	(101)
Accounts payable	6	(11)
Other current assets	(91)	(54)
Other current liabilities	118	(230)
Net cash provided by/(used for) operating activities	486	810
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(214)	(227)
Payments to acquire business, net of cash acquired	(241)	—
Proceeds from sale of business, net of cash disposed and working capital adjustments	(20)	—
Other investing activities, net	6	11
Net cash provided by/(used for) investing activities	(469)	(216)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(9)	(1,014)
Debt prepayment and extinguishment costs	—	(103)
Dividends paid	(490)	(489)
Other financing activities, net	14	(37)
Net cash provided by/(used for) financing activities	(485)	(1,643)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	(8)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(466)	(1,057)
Balance at beginning of period	3,446	3,418
Balance at end of period	$2,980	$2,361
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2022 fiscal year is scheduled to be a 53-week period ending on December 31, 2022, and our 2021 fiscal year was a 52-week period that ended on December 25, 2021.
The condensed consolidated balance sheet data at December 25, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These statements should be read in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 25, 2021. The results for interim periods are not necessarily indicative of future or annual results.
Principles of Consolidation
The condensed consolidated financial statements include The Kraft Heinz Company and all of our controlled subsidiaries. All intercompany transactions are eliminated.
Reportable Segments
We manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada.
During the fourth quarter of 2021, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our United States and Canada zones to form the North America zone and expect to have two reportable segments, North America and International. We expect that any change to our reportable segments will be effective in the second quarter of 2022.
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
See Note 8, Goodwill and Intangible Assets, for further discussion of COVID-19 considerations.

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
Held for Sale
At March 26, 2022, we classified certain assets as held for sale in our condensed consolidated balance sheet, including certain property, plant and equipment, net in our United States segment related to the sale of a manufacturing facility, inventory in our International segment, and certain manufacturing equipment and land use rights across the globe. At December 25, 2021, we classified certain assets as held for sale in our condensed consolidated balance sheet, including inventory in our International segment and certain manufacturing equipment and land use rights across the globe. See Note 4, Acquisitions and Divestitures, for additional information.
Note 2. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.
Note 3. New Accounting Standards
Accounting Standards Not Yet Adopted
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers:
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08 to amend the accounting for contract assets and contract liabilities acquired in a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance requires entities engaged in a business combination to recognize and measure contract assets acquired and contract liabilities assumed in accordance with ASC 606, Revenue from Contracts with Customers, rather than at fair value on the acquisition date. The amendments also apply to other contracts such as contract liabilities arising from nonfinancial assets under ASC 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The ASU will be effective beginning in the first quarter of 2023. Early adoption is permitted, including in an interim period. We currently expect to adopt ASU 2021-08 in the first quarter of 2023 on a prospective basis. While the impact of these amendments is dependent on the nature of any future transactions, we currently do not expect this ASU to have a significant impact on our financial statements and related disclosures.
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

Note 4. Acquisitions and Divestitures
Acquisitions
Just Spices Acquisition:
On January 18, 2022 (the “Just Spices Acquisition Date”), we acquired 85% of the shares of Just Spices GmbH (“Just Spices”), a German-based company focused on direct-to-consumer sales of premium spice blends, from certain third-party shareholders (the “Just Spices Acquisition”).
The Just Spices Acquisition was accounted for under the acquisition method of accounting for business combinations. Total cash consideration related to the Just Spices Acquisition was approximately 214 million euros (approximately $243 million at the Just Spices Acquisition Date). A noncontrolling interest was recognized at fair value, which was determined to be the noncontrolling interest’s proportionate share of the acquiree’s identifiable net assets, as of the Just Spices Acquisition Date. Under the terms of certain transaction agreements, Just Spices’ other equity holders each have a put option to require us to purchase the remaining equity interests beginning three years after the Just Spices Acquisition Date. If the put option is not exercised, we have a call option to acquire the remaining equity interests of Just Spices. Considering the contractual terms related to the noncontrolling interest, it is classified as redeemable noncontrolling interest on our condensed consolidated balance sheet.
Subsequent to the Just Spices Acquisition, the redeemable noncontrolling interest will be measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for the net income/(loss) attributable to the noncontrolling interest.
We utilized fair values at the Just Spices Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Just Spices Acquisition is preliminary and subject to adjustment.
The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Just Spices Acquisition Date). The primary areas of accounting for the Just Spices Acquisition that are not yet finalized relate to the fair value of certain intangible assets and tangible net assets acquired, residual goodwill, and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, we will evaluate any additional information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Just Spices Acquisition Date, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the Just Spices Acquisition was (in millions):

Initial Allocation
Cash	$2
Trade receivables	4
Inventories	7
Other current assets	9
Property, plant and equipment, net	1
Identifiable intangible assets	172
Trade payables	(10)
Other current liabilities	(12)
Other non-current liabilities	(54)
Net assets acquired	119
Redeemable noncontrolling interest	(43)
Goodwill on acquisition	167
Total consideration	$243

The Just Spices Acquisition preliminarily resulted in $167 million of non-tax deductible goodwill relating principally to Just Spices’ social media presence. This goodwill was assigned to the Continental Europe reporting unit within our International segment. See Note 8, Goodwill and Intangible Assets, for additional information.
The preliminary purchase price allocation to identifiable intangible assets acquired in the Just Spices Acquisition was:

	Fair Value (in millions of dollars)	Weighted Average Life (in years)
Definite-lived trademarks	$72	10
Customer-related assets	100	15
Total	$172
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
We used carrying values as of the Just Spices Acquisition Date to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at such date.
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
The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Assan Foods Acquisition Date). The primary areas of accounting for the Assan Foods Acquisition that are not yet finalized relate to the fair value of certain tangible net assets acquired and the related impact on residual goodwill. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, we will evaluate any additional information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Assan Foods Acquisition Date, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the Assan Foods Acquisition was (in millions):

	Initial Allocation(a)	Adjustments	Updated Allocation
Cash	$4	$—	$4
Trade receivables	24	—	24
Inventories	26	—	26
Other current assets	2	—	2
Property, plant and equipment, net	12	—	12
Identifiable intangible assets	—	16	16
Other non-current assets	4	1	5
Short-term debt	(21)	—	(21)
Current portion of long-term debt	(5)	—	(5)
Trade payables	(25)	—	(25)
Other current liabilities	(2)	—	(2)
Long-term debt	(4)	—	(4)
Other non-current liabilities	—	(4)	(4)
Net assets acquired	15	13	28
Goodwill on acquisition	64	(13)	51
Total consideration	$79	$—	$79
(a)    As reported in Note 4, Acquisitions and Divestitures, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021.
The measurement period adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired.
In the fourth quarter of 2021, the Assan Foods Acquisition preliminarily resulted in $64 million of non-tax deductible goodwill relating principally to additional capacity that the Assan Foods manufacturing facilities will provide for our brands in the EMEA East region. This goodwill was assigned to the EMEA East reporting unit within our International segment. Following the measurement period adjustments made in the first quarter of 2022, the preliminarily amount of goodwill has been adjusted to $51 million as of March 26, 2022. See Note 8, Goodwill and Intangible Assets, in this Quarterly Report on Form 10-Q as well as Note 9, Goodwill and Intangible Assets, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information.
The preliminary purchase price allocation to identifiable intangible assets acquired in the Assan Foods Acquisition was:

	Fair Value (in millions of dollars)	Weighted Average Life (in years)
Definite-lived trademarks	$13	10
Customer-related assets	3	10
Total	16
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

Hemmer Acquisition:
In September 2021, we entered into a definitive agreement with certain third-party shareholders of Companhia Hemmer Indústria e Comércio (“Hemmer”) to acquire a majority of the outstanding equity interests of Hemmer, a Brazilian food and beverage manufacturing company focused on the condiments and sauces category (the “Hemmer Acquisition”). The Hemmer Acquisition closed on March 31, 2022 (the “Hemmer Acquisition Date”), in the second quarter of 2022, for preliminary cash consideration of approximately 1.2 billion Brazilian reais (approximately $252 million at the Hemmer Acquisition Date). The initial accounting for the transaction is incomplete as of the date of this Quarterly Report on Form 10-Q, as the information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated. We have not yet determined the purchase price allocation, including the fair value of the acquired assets and assumed liabilities.
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. See Note 12, Financial Instruments, for additional information.
Deal Costs:
Related to our acquisitions, we incurred insignificant deal costs for the three months ended March 26, 2022. We recognized these deal costs in selling, general and administrative expenses (“SG&A”). There were no deal costs related to acquisitions for the three months ended March 27, 2021.
Divestitures
Cheese Transaction:
In September 2020, we entered into a definitive agreement with a third party, an affiliate of Groupe Lactalis (“Lactalis”), to sell certain assets in our global cheese business, as well as to license certain trademarks, for total consideration of approximately $3.3 billion, including approximately $3.2 billion of cash consideration and approximately $141 million related to a perpetual license for the Cracker Barrel brand that Lactalis granted to us for certain products (the “Cheese Transaction”). The Cheese Transaction had two primary components. The first component related to the perpetual licenses for the Kraft and Velveeta brands that we granted to Lactalis for certain cheese products (the “Kraft and Velveeta Licenses”), along with a three-year transitional license that we granted to Lactalis for the Philadelphia brand (the “Philadelphia License” and collectively, the “Cheese Divestiture Licenses”). The second component related to the net assets transferred to Lactalis. The Cheese Transaction closed on November 29, 2021 (the “Cheese Transaction Closing Date”).
Of the $3.3 billion total consideration, approximately $1.6 billion was attributed to the Cheese Divestiture Licenses based on the estimated fair value of the licensed portion of each brand. As of the Cheese Transaction Closing Date, the license income related to the Kraft and Velveeta Licenses will be recognized over approximately 30 years, and the license income related to the Philadelphia License will be recognized over approximately three years. Related to the Cheese Divestiture Licenses, we recognized approximately $14 million of license income for the three months ended March 26, 2022, which was recorded as a reduction to SG&A and classified as divestiture-related license income. Additionally, at March 26, 2022, we have recorded approximately $1.5 billion in long-term deferred income and $56 million in other current liabilities on the condensed consolidated balance sheet related to the Cheese Divestiture Licenses.
In the first quarter of 2022, we reimbursed Lactalis approximately $20 million following a final inventory count performed after the Cheese Transaction closed. This amount reflects the difference between the estimated and actual value of inventory transferred, which was primarily driven by seasonal fluctuations in finished goods. The payment to Lactalis was recognized in our condensed consolidated statement of cash flows for the three months ended March 26, 2022 as a cash outflow from investing activities in proceeds from sale of business, net of cash disposed and working capital adjustments.
See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information related to the Cheese Transaction.
Nuts Transaction:
In February 2021, we entered into a definitive agreement with a third party, Hormel Foods Corporation, to sell certain assets in our global nuts business for total consideration of approximately $3.4 billion (the “Nuts Transaction”). The net assets transferred in the Nuts Transaction included, among other things, our intellectual property rights to the Planters brand and to the Corn Nuts brand, three manufacturing facilities in the U.S., and the associated inventories (collectively, the “Nuts Disposal Group”).
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

The Nuts Transaction closed in the second quarter of 2021. See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information related to the Nuts Transaction.
Heinz India Transaction:
On January 30, 2019 (the “Heinz India Closing Date”), we sold 100% of our equity interests in Heinz India Private Limited (“Heinz India”) to two third-parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”) for approximately 46 billion Indian rupees (approximately $655 million at the Heinz India Closing Date) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to the Heinz India Closing Date, including taxes for which we are liable as a result of any transaction that occurred on or before such date. To determine the fair value of our tax indemnity we made various assumptions, including the range of potential dates the tax matters will be resolved, the range of potential future cash flows, the probabilities associated with potential resolution dates and potential future cash flows, and the discount rate. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million at the Heinz India Closing Date. We also recorded a corresponding $48 million reduction of the pre-tax gain on the Heinz India Transaction within other expense/(income) in our condensed consolidated statement of income in the first quarter of 2019. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale of business for the Heinz India Transaction. As of March 26, 2022, the tax indemnity liabilities were $41 million, including $14 million included within other current liabilities and $27 million in other non-current liabilities on our condensed consolidated balance sheet. There was no impact to the gain/(loss) on sale of business related to the tax indemnity liabilities for the three months ended March 26, 2022 or the three months ended March 27, 2021. We recognized an insignificant pre-tax loss on sale of business related to the Heinz India Transaction for the three months ended March 26, 2022.
Deal Costs:
Related to our divestitures, we incurred insignificant deal costs for the three months ended March 26, 2022 and the three months ended March 27, 2021. We recognized these deal costs in SG&A.
Held for Sale
Our assets held for sale, by major class, were (in millions):

	March 26, 2022	December 25, 2021
ASSETS
Inventories	$3	$5
Property, plant and equipment, net	85	5
Intangible assets, net	1	1
Total assets held for sale	$89	$11
The balances held for sale at March 26, 2022 primarily included certain property, plant and equipment, net in our United States segment related to the sale of a manufacturing facility, as well as inventory in our International segment related to the Cheese Transaction and certain manufacturing equipment and land use rights across the globe. At December 25, 2021, balances held for sale included inventory in our International segment related to the Cheese Transaction and certain manufacturing equipment and land use rights across the globe.
For the three months ended March 26, 2022, related to the manufacturing facility held for sale in the United States segment, we recorded an impairment loss of approximately $66 million to cost of products sold on our condensed consolidated statement of income. This impairment loss, which was recorded at the time the assets were determined to be held for sale, reflects the difference between the fair value and carrying value of the related asset disposal group, which primarily includes buildings and improvements, machinery and equipment, and land. The fair value of the asset disposal group was determined using the cost and market approaches.
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our restructuring activities.

Restructuring Activities:
We have restructuring programs globally, which are focused primarily on workforce reduction and factory closure and consolidation. For the three months ended March 26, 2022, we eliminated approximately 330 positions related to these programs. As of March 26, 2022, we expect to eliminate approximately 200 additional positions during the remainder of 2022. For the three months ended March 26, 2022, restructuring activities resulted in expenses of $19 million and included $10 million of severance and employee benefit costs, $4 million of asset-related costs, and $5 million of other implementation costs. Restructuring activities resulted in expenses of $18 million for the three months ended March 27, 2021.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 25, 2021	$27	$16	$43
Charges/(credits)	10	—	10
Cash payments	(14)	(1)	(15)
Balance at March 26, 2022	$23	$15	$38
We expect the majority of the liability for severance and employee benefit costs as of March 26, 2022 to be paid by the end of 2022. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2022 and 2026.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Severance and employee benefit costs - Cost of products sold	$(3)	$3
Severance and employee benefit costs - SG&A	13	1
Asset-related costs - Cost of products sold	4	—
Other costs - Cost of products sold	3	—
Other costs - SG&A	2	14
	$19	$18
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 17, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended
	March 26, 2022	March 27, 2021
United States	$18	$1
International	(2)	4
Canada	2	—
General corporate expenses	1	13
	$19	$18
Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	March 26, 2022	December 25, 2021
Cash and cash equivalents	$2,978	$3,445
Restricted cash included in other current assets	1	—
Restricted cash included in other non-current assets	1	1
Cash, cash equivalents, and restricted cash	$2,980	$3,446

Note 7. Inventories
Inventories consisted of the following (in millions):

	March 26, 2022	December 25, 2021
Packaging and ingredients	$671	$571
Spare parts	211	208
Work in process	270	268
Finished products	1,941	1,682
Inventories	$3,093	$2,729
At March 26, 2022 and December 25, 2021, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 8. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	United States	International	Canada	Total
Balance at December 25, 2021	$26,745	$3,054	$1,497	$31,296
Acquisitions	—	167	—	167
Measurement period adjustments	—	(4)	—	(4)
Translation adjustments and other	—	(60)	41	(19)
Balance at March 26, 2022	$26,745	$3,157	$1,538	$31,440
In the first quarter of 2022, we closed the Just Spices Acquisition in our International segment, which resulted in preliminary goodwill of $167 million. Additionally, we recorded measurement period adjustments primarily related to the Assan Foods Acquisition that impacted goodwill. The Assan Foods Acquisition closed in the fourth quarter of 2021 and was in our International segment. These measurement period adjustments resulted in a net decrease to goodwill on acquisitions of approximately $15 million in the first quarter of 2022. However, as each of the affected reporting units (EMEA East and Latin America) have no goodwill balance remaining, we recorded a reduction of the $53 million non-cash impairment loss recorded to SG&A in the fourth quarter of 2021 that fully impaired the goodwill related to each of these acquisitions and their respective reporting units. The impairment reduction of $11 million, which reflects the measurement period adjustment of $15 million adjusted for the impact of foreign currency, was recorded in SG&A in our International segment in the first quarter of 2022. Following these measurement period adjustments, there continues to be no goodwill in the EMEA East or Latin America reporting units. See Note 9, Goodwill and Intangible Assets, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information related to the impairment losses recorded in the fourth quarter of 2021. See Note 4, Acquisitions and Divestitures, for additional information related to these transactions and the related financial statement impacts.
As of March 26, 2022, we maintain 14 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $31.4 billion at March 26, 2022. As of their latest 2021 impairment testing date, six reporting units had 20% or less fair value over carrying amount and an aggregate goodwill carrying amount of $28.3 billion, two reporting units had between 20-50% fair value over carrying amount and a goodwill carrying amount of $2.2 billion, and one reporting unit had over 50% fair value over carrying amount and a goodwill carrying amount of $961 million.
Accumulated impairment losses to goodwill were $10.9 billion as of March 26, 2022 and $10.9 billion at December 25, 2021.
2022 Year-to-Date Goodwill Impairment Testing
We test our reporting units for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No events occurred during the period ended March 26, 2022 that indicated it was more likely than not that our goodwill was impaired.
As discussed in Note 1, Basis of Presentation, during the fourth quarter of 2021, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our United States and Canada zones to form the North America zone and expect to have two reportable segments, North America and International. We expect that any change to our reportable segments will be effective in the second quarter of 2022. These changes are also expected to affect our reporting unit structure and will require an interim impairment test (or transition test) in the second quarter of 2022.

2021 Year-to-Date Goodwill Impairment Testing
In the first quarter of 2021, we announced the Nuts Transaction and determined that the Nuts Disposal Group was held for sale. Accordingly, based on a relative fair value allocation, we reclassified $1.7 billion of goodwill to assets held for sale, which included a portion of goodwill from four of our reporting units. The Nuts Transaction primarily affected our Kids, Snacks, and Beverages (KSB) reporting unit but also affected, to a lesser extent, our Enhancers, Specialty, and Away From Home (ESA), Canada Foodservice, and Puerto Rico reporting units. These reporting units were evaluated for impairment prior to their representative inclusion in the Nuts Disposal Group as well as on a post-reclassification basis. The fair value of all reporting units was determined to be in excess of their carrying amounts in both scenarios and, therefore, no impairment was recorded.
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
Since its onset in early 2020, the COVID-19 pandemic has produced a beneficial financial impact to our consolidated results. Retail sales have increased compared to pre-pandemic periods due to higher than anticipated consumer demand for our products. The foodservice channel, however, has experienced a negative impact from prolonged social distancing mandates limiting access to and capacity at away-from-home establishments for a longer period of time than was expected when they were originally put in place. Our Canada Foodservice reporting unit, which maintains an aggregate goodwill carrying amount of approximately $158 million as of March 26, 2022, is the most exposed of our reporting units to the impacts to away-from-home establishments as it is our only standalone foodservice reporting unit. While our other reporting units have varying levels of exposure to the foodservice channel, they also have exposure to the retail channel, which offsets some of the risk associated with the potential long-term impacts of shifts in net sales between retail and away-from-home establishments. Our Canada Foodservice reporting unit was impaired during our 2020 annual impairment test, reflecting our best estimate at that time of the future outlook and risks of this business. A number of factors could result in further future impairments of our foodservice (or away-from-home) businesses, including but not limited to: mandates around closures of dining rooms in restaurants, distancing of people within establishments resulting in fewer customers, the total number of restaurant closures, changes in consumer preferences or regulatory requirements over product formats (e.g., table top packaging vs. single serve packaging), and consumer trends of dining-in versus dining-out. Given the evolving nature of, and uncertainty driven by, the COVID-19 pandemic, we will continue to evaluate the impact on our reporting units as adverse changes to these assumptions could result in future impairments.
Our reporting units that were impaired in 2021 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units that have 20% or less excess fair value over carrying amount as of their latest 2021 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of their latest 2021 impairment testing date, these amounts are also primarily associated with the acquisition of H. J. Heinz Company in 2013 by Berkshire Hathaway Inc. and 3G Global Food Holdings, LP (the “2013 Heinz Acquisition”) and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 (the “2015 Merger”) and are recorded on our condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 25, 2021	$39,419
Translation adjustments	(20)
Balance at March 26, 2022	$39,399

Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $39.4 billion at March 26, 2022. As of their latest 2021 impairment testing date, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $21.3 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $6.5 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $11.8 billion.
We test our brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. No events occurred during the period ended March 26, 2022 that indicated it was more likely than not that any brand was impaired.
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
Our brands that were impaired in 2021 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of their latest 2021 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of their latest 2021 impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on our condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	March 26, 2022			December 25, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,172	$(581)	$1,591	$2,091	$(556)	$1,535
Customer-related assets	3,718	(1,079)	2,639	3,617	(1,040)	2,577
Other	14	(3)	11	17	(6)	11
	$5,904	$(1,663)	$4,241	$5,725	$(1,602)	$4,123
At March 26, 2022 and December 25, 2021, definite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $64 million for the three months ended March 26, 2022 and $61 million for the three months ended March 27, 2021. Aside from amortization expense, the change in definite-lived intangible assets from December 25, 2021 to March 26, 2022 primarily reflects $193 million of additions, which are largely related to the Just Spices Acquisition and the Assan Foods Acquisition, and the impact of foreign currency. See Note 4, Acquisitions and Divestitures, for additional information on these acquisitions.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $260 million in 2022 and 2023 and $250 million in each of the following four years.

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
Our effective tax rate for the three months ended March 26, 2022 was an expense of 19.6% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, primarily the reversal of uncertain tax position reserves in certain foreign jurisdictions.
Our effective tax rate for the three months ended March 27, 2021 was an expense of 19.3% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and foreign jurisdictions, favorable changes in estimates of certain foreign taxes, and the revaluation of our deferred tax balances due to changes in U.S. state tax rates. These impacts were partially offset by the unfavorable impact of certain net discrete items, primarily due to non-deductible goodwill impairment (8.2%) related to the Nuts Transaction.
Other Income Tax Matters:
In the second quarter of 2022, we expect to pay cash taxes of approximately $620 million related to the Cheese Transaction.
Note 10. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 25, 2021	11,778,068	$45.43
Granted	940,822	38.68
Forfeited	(322,764)	58.96
Exercised	(1,154,021)	26.60
Outstanding at March 26, 2022	11,242,105	46.41
The aggregate intrinsic value of stock options exercised during the period was $13 million for the three months ended March 26, 2022.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 25, 2021	12,476,390	$33.08
Granted	2,706,762	38.00
Forfeited	(723,457)	32.36
Vested	(428,928)	74.86
Outstanding at March 26, 2022	14,030,767	32.88
The aggregate fair value of RSUs that vested during the period was $16 million for the three months ended March 26, 2022.

Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 25, 2021	5,319,980	$27.24
Granted	1,736,551	34.43
Forfeited	(246,420)	30.13
Vested	(95,896)	23.46
Outstanding at March 26, 2022	6,714,215	28.70
The aggregate fair value of PSUs that vested during the period was insignificant for the three months ended March 26, 2022.
Note 11. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our postemployment-related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
Service cost	$1	$2	$4	$4
Interest cost	24	22	10	7
Expected return on plan assets	(48)	(45)	(19)	(23)
Special/contractual termination benefits	—	4	—	—
Net pension cost/(benefit)	$(23)	$(17)	$(5)	$(12)
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
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $3 million during the three months ended March 26, 2022 and plan to make further contributions of approximately $9 million during the remainder of 2022. We did not contribute to our U.S. pension plans during the three months ended March 26, 2022 and do not plan to make contributions during the remainder of 2022. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2022. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Service cost	$1	$1
Interest cost	5	5
Expected return on plan assets	(14)	(12)
Amortization of prior service costs/(credits)	(4)	(2)
Amortization of unrecognized losses/(gains)	(4)	(4)
Net postretirement cost/(benefit)	$(16)	$(12)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the three months ended March 26, 2022, we contributed $4 million to our postretirement benefit plans. We plan to make further contributions of approximately $9 million to our postretirement benefit plans during the remainder of 2022. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2022. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 12. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	March 26, 2022	December 25, 2021
Commodity contracts	$562	$592
Foreign exchange contracts	4,352	3,359
Cross-currency contracts	7,239	7,239

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	March 26, 2022
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$24	$26	$24	$26
Cross-currency contracts(b)	—	—	342	318	342	318
Derivatives not designated as hedging instruments:
Commodity contracts(c)	125	17	7	—	132	17
Foreign exchange contracts(a)	—	—	54	27	54	27
Total fair value	$125	$17	$427	$371	$552	$388
(a)    At March 26, 2022, the fair value of our derivative assets was recorded in other current assets ($69 million) and other non-current assets ($9 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($46 million) and other non-current liabilities ($7 million).
(b)    At March 26, 2022, the fair value of our derivative assets was recorded in other current assets ($83 million) and other non-current assets ($259 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($61 million) and other non-current liabilities ($257 million).
(c)     At March 26, 2022, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $119 million at March 26, 2022 and $155 million at December 25, 2021. We had collected collateral related to commodity derivative margin requirements of $72 million at March 26, 2022 and $12 million at December 25, 2021, which was included in other current liabilities on our condensed consolidated balance sheets.
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
Net Investment Hedging:
At March 26, 2022, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €650 million and £400 million;
•Cross-currency contracts with notional amounts of £677 million ($900 million), C$1.4 billion ($1.1 billion), €1.9 billion ($2.1 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $116 million and in euro with an aggregate notional amount of $82 million.
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At March 26, 2022, we had Chinese renminbi intercompany loans with an aggregate notional amount of $98 million and euro intercompany loans with an aggregate notional amount of $43 million designated as net investment hedges.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.
Cash Flow Hedge Coverage:
At March 26, 2022, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next seven years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at March 26, 2022 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized losses on foreign currency cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized gains on cross-currency cash flow hedges during the next 12 months to each be insignificant.
Acquisition Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. For the three months ended March 26, 2022, the related derivative gains were $38 million, which were recorded within other expense/(income). These gains are classified as other losses/(gains) related to acquisitions and divestitures. See Note 4, Acquisitions and Divestitures, for additional information related to the Hemmer Acquisition.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments		Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended
	March 26, 2022	March 27, 2021
Cash flow hedges:
Foreign exchange contracts	$—	$(1)	Net sales
Foreign exchange contracts	(9)	(23)	Cost of products sold
Cross-currency contracts	(31)	(15)	Other expense/(income)
Cross-currency contracts (excluded component)	8	7	Other expense/(income)
Cross-currency contracts	(7)	(6)	Interest expense
Net investment hedges:
Foreign exchange contracts	(1)	1	Other expense/(income)
Cross-currency contracts	35	(14)	Other expense/(income)
Cross-currency contracts (excluded component)	11	6	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$6	$(45)
Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	March 26, 2022			March 27, 2021
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,114	$242	$(98)	$4,193	$415	$(30)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(6)	$—	$—	$(7)	$—	$—
Foreign exchange contracts (excluded component)	(1)	—	—	—	—	—
Cross-currency contracts	—	(7)	(35)	—	(6)	(43)
Cross-currency contracts (excluded component)	—	—	8	—	—	6
Net investment hedges:
Foreign exchange contracts (excluded component)	—	1	—	—	—	—
Cross-currency contracts (excluded component)	—	9	—	—	4	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	139	—	—	50	—	—
Foreign exchange contracts	—	—	38	—	—	(5)
Total gains/(losses) recognized in statements of income	$132	$3	$11	$43	$(2)	$(42)
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $32 million for the three months ended March 26, 2022 and $18 million for the three months ended March 27, 2021. These amounts were recognized in other comprehensive income/(loss).

Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 25, 2021	$(2,285)	$364	$97	$(1,824)
Foreign currency translation adjustments	(32)	—	—	(32)
Net deferred gains/(losses) on net investment hedges	52	—	—	52
Amounts excluded from the effectiveness assessment of net investment hedges	9	—	—	9
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	—	—	(8)
Net deferred gains/(losses) on cash flow hedges	—	—	(34)	(34)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	7	7
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	22	22
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(4)	—	(4)
Total other comprehensive income/(loss)	21	(4)	(5)	12
Balance as of March 26, 2022	$(2,264)	$360	$92	$(1,812)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	March 26, 2022			March 27, 2021
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(32)	$—	$(32)	$61	$—	$61
Net deferred gains/(losses) on net investment hedges	66	(14)	52	5	—	5
Amounts excluded from the effectiveness assessment of net investment hedges	11	(2)	9	6	(1)	5
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(10)	2	(8)	(4)	1	(3)
Net deferred gains/(losses) on cash flow hedges	(47)	13	(34)	(45)	16	(29)
Amounts excluded from the effectiveness assessment of cash flow hedges	8	(1)	7	7	—	7
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	41	(19)	22	50	(23)	27
Net actuarial gains/(losses) arising during the period	—	—	—	2	—	2
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(8)	4	(4)	(7)	1	(6)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)		Affected Line Item in the Statements of Income
	For the Three Months Ended
	March 26, 2022	March 27, 2021
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$(1)	$—	Interest expense
Cross-currency contracts(a)	(9)	(4)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	7	7	Cost of products sold
Cross-currency contracts(b)	27	37	Other expense/(income)
Cross-currency contracts(b)	7	6	Interest expense
Losses/(gains) on hedges before income taxes	31	46
Losses/(gains) on hedges, income taxes	(17)	(22)
Losses/(gains) on hedges	$14	$24
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(c)	$(4)	$(4)
Amortization of prior service costs/(credits)(c)	(4)	(2)
Settlement and curtailment losses/(gains)(c)	—	(1)
Losses/(gains) on postemployment benefits before income taxes	(8)	(7)
Losses/(gains) on postemployment benefits, income taxes	4	1
Losses/(gains) on postemployment benefits	$(4)	$(6)
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
Note 14. Financing Arrangements
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $221 million at March 26, 2022 and approximately $215 million at December 25, 2021 on our condensed consolidated balance sheets related to these arrangements.
Transfers of Financial Assets:
Since 2020, we have had a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. No receivables were sold under this accounts receivable factoring program during the three months ended March 26, 2022 or the three months ended March 27, 2021, and there were no amounts outstanding as of March 26, 2022 or December 25, 2021. Any proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.
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

Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated amended class action complaint, which was filed on August 14, 2020 and also names 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, Company documents, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief. The Company filed a motion to dismiss the consolidated amended class action complaint, which motion the court denied in an order dated August 11, 2021. Plaintiffs filed a motion for class certification on March 28, 2022.
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
Borrowing Arrangements:
See Note 17, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for information on our borrowing arrangements.

Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of March 26, 2022.

2021 Tender Offer:
In February 2021, Kraft Heinz Foods Company (“KHFC”) commenced a cash tender offer to purchase up to the maximum combined aggregate purchase price of $1.0 billion, including principal and premium but excluding accrued and unpaid interest (the “2021 Maximum Tender Amount”), of its outstanding 3.950% senior notes due July 2025, 3.000% senior notes due June 2026, 4.000% senior notes due June 2023, and 3.500% senior notes due June 2022 (the “Q1 2021 Tender Offer”), listed in order of priority. Based on participation, KHFC elected to settle the Q1 2021 Tender Offer on the early settlement date, March 9, 2021. Since the aggregate purchase price of the senior notes validly tendered and not validly withdrawn as of the early tender time exceeded the 2021 Maximum Tender Amount, we did not accept for purchase any of the 3.500% senior notes due June 2022 or the 4.000% senior notes due June 2023. The aggregate principal amount of senior notes validly tendered and accepted was approximately $900 million. See Note 17, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for the amount extinguished by senior notes in the Q1 2021 Tender Offer.
In connection with the Q1 2021 Tender Offer, we recognized a loss on extinguishment of debt of $106 million within interest expense on the condensed consolidated statement of income for the three months ended March 27, 2021. This loss primarily reflects the payment of early tender premiums and fees associated with the Q1 2021 Tender Offer as well as the write-off of unamortized debt issuance costs and discounts. Related to the Q1 2021 Tender Offer, we recognized debt prepayment and extinguishment costs of $103 million on the condensed consolidated statement of cash flows for the three months ended March 27, 2021, which reflects the $106 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $2 million and unamortized discounts of $1 million.
Debt Repayments:
In March 2022, we repaid $6 million aggregate principal amount of senior notes that matured in the period.
In February 2021, we repaid $111 million aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At March 26, 2022, the aggregate fair value of our total debt was $22.5 billion as compared with a carrying value of $21.8 billion. At December 25, 2021, the aggregate fair value of our total debt was $25.7 billion as compared with a carrying value of $21.8 billion. Our short-term debt had a carrying value that approximated its fair value at March 26, 2022 and December 25, 2021. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 16. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended
	March 26, 2022	March 27, 2021
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$776	$563
Weighted average shares of common stock outstanding	1,225	1,223
Net earnings/(loss)	$0.63	$0.46
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$776	$563
Weighted average shares of common stock outstanding	1,225	1,223
Effect of dilutive equity awards	9	9
Weighted average shares of common stock outstanding, including dilutive effect	1,234	1,232
Net earnings/(loss)	$0.63	$0.46
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 8 million for the three months ended March 26, 2022 and 8 million for the three months ended March 27, 2021.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Net sales:
United States	$4,214	$4,608
International	1,444	1,394
Canada	387	392
Total net sales	$6,045	$6,394
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Segment Adjusted EBITDA:
United States	$1,091	$1,280
International	242	283
Canada	82	87
General corporate expenses	(73)	(70)
Depreciation and amortization (excluding restructuring activities)	(217)	(222)
Divestiture-related license income	14	—
Restructuring activities	(19)	(18)
Deal costs	(8)	(7)
Unrealized gains/(losses) on commodity hedges	92	37
Impairment losses	(55)	(230)
Equity award compensation expense (excluding restructuring activities)	(34)	(51)
Operating income/(loss)	1,115	1,089
Interest expense	242	415
Other expense/(income)	(98)	(30)
Income/(loss) before income taxes	$971	$704

Net sales by platform were (in millions):

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Taste Elevation	$1,830	$1,692
Fast Fresh Meals	1,358	1,625
Easy Meals Made Better	1,238	1,201
Real Food Snacking	315	581
Flavorful Hydration	455	411
Easy Indulgent Desserts	217	212
Other	632	672
Total net sales	$6,045	$6,394
In the fourth quarter of 2021, following the divestiture of certain of our global cheese businesses, we reorganized certain products within our platforms to reflect how we plan to manage our business going forward, including the role assigned to these products and platforms within our business. We have reflected these changes in all historical periods presented.
Net sales by product category were (in millions):

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Condiments and sauces	$1,827	$1,682
Cheese and dairy	885	1,233
Ambient foods	722	698
Frozen and chilled foods	674	674
Meats and seafood	628	611
Refreshment beverages	456	411
Coffee	214	210
Infant and nutrition	104	107
Desserts, toppings, and baking	246	242
Nuts and salted snacks	—	251
Other	289	275
Total net sales	$6,045	$6,394
Note 18. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Amortization of postemployment benefit plans prior service costs/(credits)	$(4)	$(2)
Net pension and postretirement non-service cost/(benefit)(a)	(46)	(50)
Loss/(gain) on sale of business	1	19
Interest income	(5)	(5)
Foreign exchange losses/(gains)	(32)	(36)
Derivative losses/(gains)	(11)	42
Other miscellaneous expense/(income)	(1)	2
Other expense/(income)	$(98)	$(30)
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
Other expense/(income) was $98 million of income for the three months ended March 26, 2022 compared to $30 million of income for the three months ended March 27, 2021. This change was primarily driven by an $11 million net gain on derivative activities in the first quarter of 2022 compared to a $42 million net loss on derivative activities in the first quarter of 2021 and a $1 million loss on sale of business in the first quarter of 2022 compared to a $19 million net loss on sales of businesses in the first quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Objective:
The following discussion provides an analysis of our financial condition and results of operations from management's perspective and should be read in conjunction with the condensed consolidated financial statements and related notes included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Our objective is to also provide discussion of material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides an understanding of our financial condition, results of operations, and cash flows.
Description of the Company:
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products throughout the world.
We manage and report our operating results through three reportable segments defined by geographic region: United States, International, and Canada.
During the fourth quarter of 2021, certain organizational changes were announced that will impact our future internal reporting and reportable segments. As a result of these changes, we plan to combine our United States and Canada zones to form the North America zone and expect to have two reportable segments, North America and International. We expect that any change to our reportable segments will be effective in the second quarter of 2022.
See Note 17, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Acquisitions and Divestitures:
In the first quarter of 2022, we closed the Just Spices Acquisition and, in the fourth quarter of 2021, we closed the Assan Foods Acquisition, both in our International segment. Additionally, we completed the Nuts Transaction in the second quarter of 2021 and the Cheese Transaction in the fourth quarter of 2021. The Nuts Transaction and the Cheese Transaction are not, individually or in the aggregate, considered a strategic shift that will have a major effect on our operations or financial results; therefore, the results of these businesses are included in continuing operations through the date of each sale in the prior year period. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information.
Russia and Ukraine Conflict:
For the year ended December 25, 2021 and for the three months ended March 26, 2022, approximately 1% of consolidated net sales were generated from our business in Russia. Additionally, net income/(loss) and Adjusted EBITDA from our business in Russia were each insignificant in 2021 and in the first quarter of 2022. We have approximately 1,100 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. Further, we have experienced cost increases globally for certain commodities, including packaging materials, energy, soybean and vegetable oils, corn products, and wheat products due to overall market demand and, in part, to the negative impact of the conflict between Russia and Ukraine on the global economy. We will continue to monitor the impact that this conflict has on our business; however, to date, the conflict between Russia and Ukraine has not had a material impact on our financial condition, results of operations, or cash flows.
Items Affecting Comparability of Financial Results
COVID-19 Impacts:
We continue to monitor the impact of COVID-19 on our business. In the first quarter of 2021, demand for our retail products remained strong compared to the comparable pre-pandemic period, while our foodservice business continued to experience decreased consumer demand compared to the comparable pre-pandemic period. In the first quarter of 2022, our foodservice business was in varying levels of recovery globally, with our International segment experiencing increased consumer demand and our United States and Canada segments experiencing decreased consumer demand compared to the comparable pre-pandemic period. COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.

Inflation and Supply Chain Impacts:
During the three months ended March 26, 2022, we have continued to experience higher than expected commodity costs and supply chain costs, including logistics, procurement, and manufacturing costs, largely due to inflationary pressures. We expect this cost inflation to remain elevated through at least the remainder of 2022. While these costs have a negative impact on our results of operations, we are currently taking measures to mitigate, and expect to continue to take measures to mitigate, the impact of this inflation through pricing actions and efficiency gains. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.
Further, given the increased demand for our products combined with industry-wide supply chain issues and our focus on rebuilding inventory, we have experienced capacity constraints for certain products when demand has exceeded our current manufacturing capacity. As discussed in Liquidity and Capital Resources, we are working to expand capacity through increased capital investments. We are also focused on increasing capacity through labor-related initiatives, including additional shifts and temporary labor. However, until these capacity constraints are alleviated, these constraints have negatively impacted and could again negatively impact our service levels, market share, financial condition, results of operations, or cash flows.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended
	March 26, 2022	March 27, 2021	% Change
	(in millions, except per share data)
Net sales	$6,045	$6,394	(5.5)%
Operating income/(loss)	1,115	1,089	2.4%
Net income/(loss)	781	568	37.5%
Net income/(loss) attributable to common shareholders	776	563	37.8%
Diluted EPS	0.63	0.46	37.0%
Net Sales:

	For the Three Months Ended
	March 26, 2022	March 27, 2021	% Change
	(in millions)
Net sales	$6,045	$6,394	(5.5)%
Organic Net Sales(a)	6,081	5,694	6.8%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 26, 2022 Compared to the Three Months Ended March 27, 2021:
Net sales decreased 5.5% to $6.0 billion for the three months ended March 26, 2022 compared to $6.4 billion for the three months ended March 27, 2021, including the unfavorable impacts of acquisitions and divestitures (11.2 pp) and foreign currency (1.1 pp). Organic Net Sales increased 6.8% to $6.1 billion for the three months ended March 26, 2022 compared to $5.7 billion for the three months ended March 27, 2021, primarily driven by higher pricing (9.0 pp), which more than offset unfavorable volume/mix (2.2 pp). Pricing was higher across all segments, while volume/mix was unfavorable across all segments.

Net Income/(Loss):

	For the Three Months Ended
	March 26, 2022	March 27, 2021	% Change
	(in millions)
Operating income/(loss)	$1,115	$1,089	2.4%
Net income/(loss)	781	568	37.5%
Net income/(loss) attributable to common shareholders	776	563	37.8%
Adjusted EBITDA(a)	1,342	1,580	(15.1)%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 26, 2022 Compared to the Three Months Ended March 27, 2021:
Operating income/(loss) increased 2.4% to $1.1 billion for the three months ended March 26, 2022 compared to $1.1 billion for the three months ended March 27, 2021, primarily driven by higher pricing, lower non-cash impairment losses in the current year period, and efficiency gains, which more than offset higher commodity costs, primarily in dairy, packaging materials, and meat; higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; and the unfavorable impact of divestitures.
Net income/(loss) increased 37.5% to $781 million for the three months ended March 26, 2022 compared to $568 million for the three months ended March 27, 2021. This increase was driven by lower interest expense, favorable changes in other expense/(income), and the operating income/(loss) factors discussed above, which more than offset higher tax expense.
•Interest expense was $242 million for the three months ended March 26, 2022 compared to $415 million for the three months ended March 27, 2021. This decrease was primarily due to a $106 million loss on extinguishment of debt recognized in the prior year period in connection with the Q1 2021 Tender Offer. The remaining change in interest expense was a decrease of approximately $67 million compared to the prior year period, as our aggregate principal amount of senior notes was reduced by approximately $6.2 billion in 2021 through tender offers, redemptions, repurchases, and repayments.
•Other expense/(income) was $98 million of income for the three months ended March 26, 2022 compared to $30 million of income for the three months ended March 27, 2021. This change was primarily driven by an $11 million net gain on derivative activities in the first quarter of 2022 compared to a $42 million net loss on derivative activities in the first quarter of 2021 and a $1 million loss on sale of business in the first quarter of 2022 compared to a $19 million net loss on sales of businesses in the first quarter of 2021.
•Our effective tax rate for the three months ended March 26, 2022 was an expense of 19.6% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, primarily the reversal of uncertain tax position reserves in certain foreign jurisdictions. Our effective tax rate for the three months ended March 27, 2021 was an expense of 19.3% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and foreign jurisdictions, favorable changes in estimates of certain foreign taxes, and the revaluation of our deferred tax balances due to changes in U.S. state tax rates. These impacts were partially offset by the unfavorable impact of certain net discrete items, primarily due to non-deductible goodwill impairment (8.2%) related to the Nuts Transaction.
Adjusted EBITDA decreased 15.1% to $1.3 billion for the three months ended March 26, 2022 compared to $1.6 billion for the three months ended March 27, 2021, primarily due to higher commodity costs, mainly in dairy, packaging materials, and meat; higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; the unfavorable impact of divestitures (7.2 pp); and the unfavorable impact of foreign currency (0.6 pp), which more than offset higher pricing and efficiency gains.
Diluted EPS:

	For the Three Months Ended
	March 26, 2022	March 27, 2021	% Change
	(in millions, except per share data)
Diluted EPS	$0.63	$0.46	37.0%
Adjusted EPS(a)	0.60	0.72	(16.7)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended March 26, 2022 Compared to the Three Months Ended March 27, 2021:
Diluted EPS increased 37.0% to $0.63 for the three months ended March 26, 2022 compared to $0.46 for the three months ended March 27, 2021, primarily driven by the net income/(loss) factors discussed above.

	For the Three Months Ended
	March 26, 2022	March 27, 2021	$ Change	% Change
Diluted EPS	$0.63	$0.46	$0.17	37.0%
Restructuring activities	0.01	0.01	—
Unrealized losses/(gains) on commodity hedges	(0.05)	(0.02)	(0.03)
Impairment losses	0.03	0.19	(0.16)
Losses/(gains) on sale of business	—	0.02	(0.02)
Other losses/(gains) related to acquisitions and divestitures	(0.02)	—	(0.02)
Debt prepayment and extinguishment costs	—	0.06	(0.06)
Adjusted EPS(a)	$0.60	$0.72	$(0.12)	(16.7)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.06)
Results of divested operations			(0.08)
Interest expense			0.04
Other expense/(income)			0.01
Effective tax rate			(0.03)
			$(0.12)
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 16.7% to $0.60 for the three months ended March 26, 2022 compared to $0.72 for the three months ended March 27, 2021. This decrease was primarily due to lower Adjusted EBITDA, which includes the unfavorable impact of our divestitures, and higher taxes on adjusted earnings, which more than offset lower interest expense.
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
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our condensed consolidated statement of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our condensed consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021, for additional information.

Net Sales:

	For the Three Months Ended
	March 26, 2022	March 27, 2021
	(in millions)
Net sales:
United States	$4,214	$4,608
International	1,444	1,394
Canada	387	392
Total net sales	$6,045	$6,394
Organic Net Sales:

	For the Three Months Ended
	March 26, 2022	March 27, 2021
	(in millions)
Organic Net Sales(a):
United States	$4,214	$3,930
International	1,479	1,386
Canada	388	378
Total Organic Net Sales	$6,081	$5,694
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three months ended March 26, 2022 compared to the three months ended March 27, 2021 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
United States	(8.5)%	0.0 pp	(15.7) pp	7.2%	9.3 pp	(2.1) pp
International	3.6%	(4.9) pp	1.8 pp	6.7%	8.2 pp	(1.5) pp
Canada	(1.5)%	(0.2) pp	(3.8) pp	2.5%	8.0 pp	(5.5) pp
Kraft Heinz	(5.5)%	(1.1) pp	(11.2) pp	6.8%	9.0 pp	(2.2) pp

Adjusted EBITDA:

	For the Three Months Ended
	March 26, 2022	March 27, 2021
	(in millions)
Segment Adjusted EBITDA:
United States	$1,091	$1,280
International	242	283
Canada	82	87
General corporate expenses	(73)	(70)
Depreciation and amortization (excluding restructuring activities)	(217)	(222)
Divestiture-related license income	14	—
Restructuring activities	(19)	(18)
Deal costs	(8)	(7)
Unrealized gains/(losses) on commodity hedges	92	37
Impairment losses	(55)	(230)
Equity award compensation expense (excluding restructuring activities)	(34)	(51)
Operating income/(loss)	1,115	1,089
Interest expense	242	415
Other expense/(income)	(98)	(30)
Income/(loss) before income taxes	$971	$704
United States:

	For the Three Months Ended
	March 26, 2022	March 27, 2021	% Change
	(in millions)
Net sales	$4,214	$4,608	(8.5)%
Organic Net Sales(a)	4,214	3,930	7.2%
Segment Adjusted EBITDA	1,091	1,280	(14.8)%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 26, 2022 Compared to the Three Months Ended March 27, 2021:
Net sales decreased 8.5% to $4.2 billion for the three months ended March 26, 2022 compared to $4.6 billion for the three months ended March 27, 2021, including the unfavorable impact of divestitures (15.7 pp). Organic Net Sales increased 7.2% to $4.2 billion for the three months ended March 26, 2022 compared to $3.9 billion for the three months ended March 27, 2021, driven by higher pricing (9.3 pp), which more than offset unfavorable volume/mix (2.1 pp). Higher pricing was primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in frozen, meat, and condiments and sauces, which more than offset increases in foodservice and cheese.
Segment Adjusted EBITDA decreased 14.8% to $1.1 billion for the three months ended March 26, 2022 compared to $1.3 billion for the three months ended March 27, 2021, as higher commodity costs, primarily in dairy, packaging materials, and meat; higher supply chain costs, reflecting inflationary pressure in logistics, procurement, and manufacturing costs; the impact of the Cheese Transaction and Nuts Transaction; and volume declines more than offset higher pricing and efficiency gains.
International:

	For the Three Months Ended
	March 26, 2022	March 27, 2021	% Change
	(in millions)
Net sales	$1,444	$1,394	3.6%
Organic Net Sales(a)	1,479	1,386	6.7%
Segment Adjusted EBITDA	242	283	(14.4)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended March 26, 2022 Compared to the Three Months Ended March 27, 2021:
Net sales increased 3.6% to $1.4 billion for the three months ended March 26, 2022 compared to $1.4 billion for the three months ended March 27, 2021, including the unfavorable impact of foreign currency (4.9 pp) and the favorable impact of acquisitions and divestitures (1.8 pp). Organic Net Sales increased 6.7% to $1.5 billion for the three months ended March 26, 2022 compared to $1.4 billion for the three months ended March 27, 2021, driven by higher pricing (8.2 pp), which more than offset unfavorable volume/mix was (1.5 pp). Higher pricing included increases across markets primarily to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in boxed dinners and condiments and sauces in the United Kingdom, condiments and sauces in China, and beverages in Australia and New Zealand, which more than offset higher foodservice sales across most markets and condiments and sauces growth in Brazil.
Segment Adjusted EBITDA decreased 14.4% to $242 million for the three months ended March 26, 2022 compared to $283 million for the three months ended March 27, 2021, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement, manufacturing, and logistics costs; higher commodity costs; unfavorable volume/mix; and the unfavorable impact of foreign currency (3.6 pp), which more than offset higher pricing and efficiency gains.
Canada:

	For the Three Months Ended
	March 26, 2022	March 27, 2021	% Change
	(in millions)
Net sales	$387	$392	(1.5)%
Organic Net Sales(a)	388	378	2.5%
Segment Adjusted EBITDA	82	87	(5.8)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 26, 2022 Compared to the Three Months Ended March 27, 2021:
Net sales decreased 1.5% to $387 million for the three months ended March 26, 2022 compared to $392 million for the three months ended March 27, 2021 including the unfavorable impacts of divestitures (3.8 pp) and foreign currency (0.2 pp). Organic Net Sales increased 2.5% to $388 million for the three months ended March 26, 2022 compared to $378 million for the three months ended March 27, 2021, driven by higher pricing (8.0 pp), which more than offset unfavorable volume/mix (5.5 pp). Pricing was higher primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in condiments and sauces and coffee, which more than offset higher foodservice sales in the current year period.
Segment Adjusted EBITDA decreased 5.8% to $82 million for the three months ended March 26, 2022 compared to $87 million for the three months ended March 27, 2021, primarily due to higher commodity costs; higher supply chain costs, reflecting inflationary pressure in logistics and procurement; lower volume, and the unfavorable impact of divestitures, which more than offset higher pricing and efficiency gains.
Liquidity and Capital Resources
We believe that cash generated from our operating activities and our senior unsecured revolving credit facility (the “Senior Credit Facility”) will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations, payment of our anticipated quarterly dividends, planned capital expenditures, restructuring expenditures, and contributions to our postemployment benefit plans for the next 12 months. An additional potential source of liquidity is access to capital markets. We intend to use our cash on hand for daily funding requirements.
Acquisitions and Divestitures:
In the first quarter of 2022, we closed the Just Spices Acquisition for cash consideration of approximately $243 million. In the second quarter of 2022, we closed the Hemmer Acquisition for preliminary cash consideration of approximately $252 million.
In connection with the Cheese Transaction, which closed in the fourth quarter of 2021, we expect to pay cash taxes of approximately $620 million in the second quarter of 2022, primarily to U.S. federal and state tax authorities.
See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on our acquisitions and divestitures.

Cash Flow Activity for the Three Months Ended March 26, 2022 Compared to the Three Months Ended March 27, 2021:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $486 million for the three months ended March 26, 2022 compared to $810 million for the three months ended March 27, 2021. This decrease was primarily driven by lower Adjusted EBITDA and higher cash outflows for inventories primarily related to stock rebuilding and increased input costs. These impacts were partially offset by lower cash outflows for interest primarily due to prior year reduction of long-term debt and lower cash outflows for variable compensation in 2022 compared to 2021.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $469 million for the three months ended March 26, 2022 compared to $216 million for the three months ended March 27, 2021. This change was primarily driven by payments for the Just Spices Acquisition and working capital adjustments related to the Cheese Transaction, which were partially offset by lower capital expenditures in 2022 compared to 2021. We expect 2022 capital expenditures to be approximately $1.0 billion as compared to 2021 capital expenditures of $905 million. Our 2022 capital expenditures are primarily for capital investments, largely for capacity expansion and cost improvement projects, maintenance, and technology. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Just Spices Acquisition and the Cheese Transaction.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $485 million for the three months ended March 26, 2022 compared to $1.6 billion for the three months ended March 27, 2021. This change was primarily due to higher repayments of long-term debt and debt prepayment and extinguishment costs in 2021 related to the Q1 2021 Tender Offer. See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our debt repayments.
Cash Held by International Subsidiaries:
Of the $3.0 billion cash and cash equivalents on our condensed consolidated balance sheet at March 26, 2022, $979 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to our 2018 through 2022 accumulated earnings of certain international subsidiaries is approximately $55 million.
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $10 million on approximately $135 million of historic earnings at March 26, 2022 and a deferred tax liability of approximately $10 million on approximately $135 million of historic earnings at December 25, 2021. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $795 million at March 26, 2022 and $820 million at December 25, 2021.
Borrowing Arrangements:
As of the date of this filing, our long-term debt is rated BBB- by S&P Global Ratings (“S&P”), Baa3 by Moody’s Investor Services, Inc. (“Moody’s”), and BB+ by Fitch Ratings (“Fitch”), with a positive outlook from Fitch and S&P and a stable outlook from Moody’s. In February 2020, Fitch and S&P downgraded our long-term credit rating from BBB- to BB+. These downgrades adversely affected our ability to access the commercial paper market. These downgrades did not constitute a default or event of default under any of our debt instruments. Our ability to borrow under the Senior Credit Facility was not affected by the downgrades. In March 2022, S&P upgraded our long-term credit rating from BB+ to BBB-.

We maintain our Senior Credit Facility, which, following certain amendments made in 2020 and 2021, provides for a revolving commitment of $4.1 billion through July 6, 2023 and $4.0 billion through July 6, 2025. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $900 million.
No amounts were drawn on our Senior Credit Facility at March 26, 2022, at December 25, 2021, or during the three months ended March 26, 2022 or March 27, 2021.
The credit agreement dated July 6, 2015, as amended, which provides the Senior Credit Facility, contains representations, warranties, and covenants that are typical for these types of facilities and could upon the occurrence of certain events of default restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of March 26, 2022.
Long-Term Debt:
Our long-term debt, including the current portion, was $21.7 billion at March 26, 2022 and $21.8 billion at December 25, 2021. In March 2022, we repaid $6 million aggregate principal amount of senior notes that matured in the first quarter of 2022.
We have aggregate principal amounts of senior notes of approximately $381 million maturing in June 2022 and approximately $315 million maturing in August 2022.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of March 26, 2022.
See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity and Note 17, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our borrowing arrangements and long-term debt.
Equity and Dividends:
We paid common stock dividends of $490 million for the three months ended March 26, 2022 and $489 million for the three months ended March 27, 2021. Additionally, in the second quarter of 2022, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on June 24, 2022 to stockholders of record on May 27, 2022.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Aggregate Contractual Obligations:
There were no material changes to our aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by KHFC, our 100% owned operating subsidiary (the “Guarantee”). See Note 17, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional descriptions of these guarantees.
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
Summarized Statement of Income

For the Three Months Ended
March 26, 2022
Net sales	$3,918
Gross profit(a)	1,438
Intercompany service fees and other recharges	902
Operating income/(loss)	319
Equity in earnings/(losses) of subsidiaries	568
Net income/(loss)	776
Net income/(loss) attributable to common shareholders	776
(a)    For the three months ended March 26, 2022, the Obligor Group recorded $93 million of net sales to the non-guarantor subsidiaries and $7 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	March 26, 2022	December 25, 2021
ASSETS
Current assets	$6,528	$6,484
Current assets due from affiliates(a)	1,654	2,890
Non-current assets	5,217	5,709
Goodwill	8,860	8,860
Intangible assets, net	2,192	2,222
Non-current assets due from affiliates(b)	207	207
LIABILITIES
Current liabilities	$5,002	$5,091
Current liabilities due to affiliates(a)	3,133	5,922
Non-current liabilities	23,198	23,120
Non-current liabilities due to affiliates(b)	599	600
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.

Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, soybean and vegetable oils, sugar and other sweeteners, tomatoes, coffee beans, potatoes, corn products, wheat products, nuts, and cocoa products, to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, metals, and cardboard to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor worldwide supply and cost trends of these commodities.
During the three months ended March 26, 2022, we experienced higher commodity costs for dairy, packaging materials, and meat as compared to the prior year period. We also experienced cost increases for energy, including diesel fuel, electricity, and natural gas; soybean and vegetable oils; corn products; and wheat products. These increases are primarily driven by overall market demand and, in part, by the negative impact of the conflict between Russia and Ukraine on the global economy. We anticipate higher commodity costs to continue through at least 2022 due to inflationary pressures. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on how we manage commodity costs.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 25, 2021 for a discussion of our other critical accounting estimates and assumptions.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended March 26, 2022
United States	$4,214	$—	$—	$4,214
International	1,444	(65)	30	1,479
Canada	387	(1)	—	388
Kraft Heinz	$6,045	$(66)	$30	$6,081

Three Months Ended March 27, 2021
United States	$4,608	$—	$678	$3,930
International	1,394	3	5	1,386
Canada	392	—	14	378
Kraft Heinz	$6,394	$3	$697	$5,694

Year-over-year growth rates
United States	(8.5)%	0.0 pp	(15.7) pp	7.2%	9.3 pp	(2.1) pp
International	3.6%	(4.9) pp	1.8 pp	6.7%	8.2 pp	(1.5) pp
Canada	(1.5)%	(0.2) pp	(3.8) pp	2.5%	8.0 pp	(5.5) pp
Kraft Heinz	(5.5)%	(1.1) pp	(11.2) pp	6.8%	9.0 pp	(2.2) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Net income/(loss)	$781	$568
Interest expense	242	415
Other expense/(income)	(98)	(30)
Provision for/(benefit from) income taxes	190	136
Operating income/(loss)	1,115	1,089
Depreciation and amortization (excluding restructuring activities)	217	222
Divestiture-related license income	(14)	—
Restructuring activities	19	18
Deal costs	8	7
Unrealized losses/(gains) on commodity hedges	(92)	(37)
Impairment losses	55	230
Equity award compensation expense (excluding restructuring activities)	34	51
Adjusted EBITDA	$1,342	$1,580

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Diluted EPS	$0.63	$0.46
Restructuring activities(a)	0.01	0.01
Unrealized losses/(gains) on commodity hedges(b)	(0.05)	(0.02)
Impairment losses(c)	0.03	0.19
Losses/(gains) on sale of business(d)	—	0.02
Other losses/(gains) related to acquisitions and divestitures(e)	(0.02)	—
Debt prepayment and extinguishment costs(f)	—	0.06
Adjusted EPS	$0.60	$0.72
(a)    Gross expenses included in restructuring activities were $19 million ($14 million after-tax) for the three months ended March 26, 2022 and $18 million ($13 million after tax) for the three months ended March 27, 2021 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $4 million for the three months ended March 26, 2022 and $3 million for the three months ended March 27, 2021; and
•SG&A included expenses of $15 million for the three months ended March 26, 2022 and $15 million for the three months ended March 27, 2021.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $92 million ($69 million after-tax) for the three months ended March 26, 2022 and $37 million ($27 million after-tax) for the three months ended March 27, 2021 and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Income related to goodwill impairment of $11 million ($11 million after-tax) for the three months ended March 26, 2022 and goodwill impairment losses of $230 million ($230 million after-tax) for the three months ended March 27, 2021 and were recorded in SG&A.
•Property, plant and equipment asset impairment losses of $66 million ($50 million after-tax) for the three months ended March 26, 2022, which were recorded in cost of products sold.
(d)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of $1 million ($1 million after-tax) for the three months ended March 26, 2022 and $19 million ($19 million after-tax) for the three months ended March 27, 2021 and were recorded in other expense/(income).
(e)    Gross expenses/(income) included in other losses/(gains) related to acquisitions and divestitures were income of $38 million ($29 million after-tax) for the three months ended March 26, 2022 and were recorded in other expense/(income).
(f)    Gross expenses included in debt prepayment and extinguishment costs were $106 million ($80 million after-tax) for the three months ended March 27, 2021 and were recorded in interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended March 26, 2022. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 25, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 26, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 26, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended March 26, 2022 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/26/2021 - 1/29/2022	134,967	$37.09	—	$—
1/30/2022 - 2/26/2022	168,796	36.47	—	—
2/27/2022 - 3/26/2022	693,712	39.51	—	—
Total	997,475		—
(a)    Includes (1) shares repurchased to offset the dilutive effect of the exercise of stock options using option exercise proceeds and the vesting of RSUs and PSUs and (2) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
(b)    We do not have any publicly-announced share repurchase plans or programs.

Item 6. Exhibits.

Exhibit No.	Descriptions
10.1	Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement.+*
22.1	List of Guarantor Subsidiaries.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1	The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended March 26, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*
104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	April 28, 2022
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	April 28, 2022
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)