Form 10-Q
period 2022-06-25
Kraft Heinz Co
filed 2022-07-28
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
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

As of July 23, 2022, there were 1,225,439,747 shares of the registrant’s common stock outstanding.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the impacts of COVID-19 and government and consumer responses; operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, alliances, divestitures, joint ventures, or other investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ownership structure; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of future sales of our common stock in the public market; our ability to continue to pay a regular dividend and the amounts of any such dividends; unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and in various other nations where we do business (including inflationary pressures, general economic slowdown, or recession and the Russia and Ukraine conflict and its regional and global ramifications); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; risks associated with information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 25, 2021. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales	$6,554	$6,615	$12,599	$13,009
Cost of products sold	4,570	4,324	8,684	8,517
Gross profit	1,984	2,291	3,915	4,492
Selling, general and administrative expenses, excluding impairment losses	812	943	1,639	1,825
Goodwill impairment losses	235	35	224	265
Intangible asset impairment losses	395	78	395	78
Selling, general and administrative expenses	1,442	1,056	2,258	2,168
Operating income/(loss)	542	1,235	1,657	2,324
Interest expense	234	613	476	1,028
Other expense/(income)	(91)	(23)	(189)	(53)
Income/(loss) before income taxes	399	645	1,370	1,349
Provision for/(benefit from) income taxes	134	670	324	806
Net income/(loss)	265	(25)	1,046	543
Net income/(loss) attributable to noncontrolling interest	—	2	5	7
Net income/(loss) attributable to common shareholders	$265	$(27)	$1,041	$536
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.22	$(0.02)	$0.85	$0.44
Diluted earnings/(loss)	0.21	(0.02)	0.84	0.43
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income/(loss)	$265	$(25)	$1,046	$543
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(651)	190	(684)	249
Net deferred gains/(losses) on net investment hedges	205	(49)	257	(44)
Amounts excluded from the effectiveness assessment of net investment hedges	9	5	18	10
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(5)	(3)	(13)	(6)
Net deferred gains/(losses) on cash flow hedges	(38)	(35)	(72)	(64)
Amounts excluded from the effectiveness assessment of cash flow hedges	1	7	8	14
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	27	(1)	49	26
Net actuarial gains/(losses) arising during the period	(143)	71	(143)	73
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(7)	(7)	(11)	(13)
Total other comprehensive income/(loss)	(602)	178	(591)	245
Total comprehensive income/(loss)	(337)	153	455	788
Comprehensive income/(loss) attributable to noncontrolling interest	(4)	2	—	5
Comprehensive income/(loss) attributable to common shareholders	$(333)	$151	$455	$783
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	June 25, 2022	December 25, 2021
ASSETS
Cash and cash equivalents	$1,518	$3,445
Trade receivables (net of allowances of $49 at June 25, 2022 and $48 at December 25, 2021)	2,145	1,957
Inventories	3,433	2,729
Prepaid expenses	191	136
Other current assets	760	716
Assets held for sale	91	11
Total current assets	8,138	8,994
Property, plant and equipment, net	6,568	6,806
Goodwill	31,176	31,296
Intangible assets, net	42,960	43,542
Other non-current assets	2,834	2,756
TOTAL ASSETS	$91,676	$93,394
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$47	$14
Current portion of long-term debt	1,147	740
Trade payables	4,778	4,753
Accrued marketing	892	804
Interest payable	265	268
Other current liabilities	1,990	2,485
Total current liabilities	9,119	9,064
Long-term debt	19,724	21,061
Deferred income taxes	10,465	10,536
Accrued postemployment costs	203	205
Long-term deferred income	1,505	1,534
Other non-current liabilities	1,658	1,542
TOTAL LIABILITIES	42,674	43,942
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	40	4
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,240 shares issued and 1,225 shares outstanding at June 25, 2022; 1,235 shares issued and 1,224 shares outstanding at December 25, 2021)	12	12
Additional paid-in capital	52,520	53,379
Retained earnings/(deficit)	(640)	(1,682)
Accumulated other comprehensive income/(losses)	(2,410)	(1,824)
Treasury stock, at cost (15 shares at June 25, 2022 and 11 shares at December 25, 2021)	(686)	(587)
Total shareholders' equity	48,796	49,298
Noncontrolling interest	166	150
TOTAL EQUITY	48,962	49,448
TOTAL LIABILITIES AND EQUITY	$91,676	$93,394
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 25, 2021	$12	$53,379	$(1,682)	$(1,824)	$(587)	$150	$49,448
Net income/(loss) excluding redeemable noncontrolling interest	—	—	776	—	—	4	780
Other comprehensive income/(loss)	—	—	—	12	—	(1)	11
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	67	1	—	(18)	—	50
Balance at March 26, 2022	$12	$52,954	$(905)	$(1,812)	$(605)	$153	$49,797
Net income/(loss) excluding redeemable noncontrolling interest	—	—	265	—	—	2	267
Other comprehensive income/(loss)	—	—	—	(598)	—	(4)	(602)
Dividends declared-common stock ($0.40 per share)	—	(494)	—	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, and other	—	60	—	—	(81)	15	(6)
Balance at June 25, 2022	$12	$52,520	$(640)	$(2,410)	$(686)	$166	$48,962

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 26, 2020	$12	$55,096	$(2,694)	$(1,967)	$(344)	$140	$50,243
Net income/(loss)	—	—	563	—	—	5	568
Other comprehensive income/(loss)	—	—	—	69	—	(2)	67
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	77	—	—	(29)	—	48
Balance at March 27, 2021	$12	$54,678	$(2,131)	$(1,898)	$(373)	$143	$50,431
Net income/(loss)	—	—	(27)	—	—	2	(25)
Other comprehensive income/(loss)	—	—	—	178	—	—	178
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	72	—	—	(19)	—	53
Balance at June 26, 2021	$12	$54,255	$(2,158)	$(1,720)	$(392)	$145	$50,142
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	June 25, 2022	June 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,046	$543
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	456	449
Amortization of postemployment benefit plans prior service costs/(credits)	(7)	(3)
Divestiture-related license income	(27)	—
Equity award compensation expense	79	104
Deferred income tax provision/(benefit)	(107)	(114)
Postemployment benefit plan contributions	(11)	(14)
Goodwill and intangible asset impairment losses	619	343
Nonmonetary currency devaluation	10	4
Loss/(gain) on sale of business	(1)	65
Other items, net	(86)	278
Changes in current assets and liabilities:
Trade receivables	(222)	62
Inventories	(768)	(227)
Accounts payable	202	220
Other current assets	(70)	(67)
Other current liabilities	(325)	386
Net cash provided by/(used for) operating activities	788	2,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(435)	(431)
Payments to acquire business, net of cash acquired	(481)	—
Proceeds from sale of business, net of cash disposed and working capital adjustments	(20)	3,435
Other investing activities, net	15	23
Net cash provided by/(used for) investing activities	(921)	3,027
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(660)	(3,090)
Debt prepayment and extinguishment costs	(16)	(433)
Dividends paid	(980)	(979)
Other financing activities, net	(66)	(53)
Net cash provided by/(used for) financing activities	(1,722)	(4,555)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(72)	23
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(1,927)	524
Balance at beginning of period	3,446	3,418
Balance at end of period	$1,519	$3,942
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
Reportable Segments
In the second quarter of 2022, our internal reporting and reportable segments changed. We combined our United States and Canada zones to form the North America zone as a result of previously announced organizational changes, which are intended to advance and support our long-term growth plans by streamlining and synergizing our United States and Canada businesses. Subsequently, we manage and report our operating results through two reportable segments defined by geographic region: North America and International. We have reflected this change in all historical periods presented.
Considerations Related to COVID-19
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

Held for Sale
At June 25, 2022, we classified certain assets as held for sale in our condensed consolidated balance sheet, including certain property, plant and equipment, net in our North America segment related to the sale of a manufacturing facility, as well as inventory in our International segment and certain manufacturing equipment and land use rights across the globe. At December 25, 2021, we classified certain assets as held for sale in our condensed consolidated balance sheet, including inventory in our International segment and certain manufacturing equipment and land use rights across the globe. See Note 4, Acquisitions and Divestitures, for additional information.
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
Note 4. Acquisitions and Divestitures
Acquisitions
Hemmer Acquisition:
On March 31, 2022 (the “Hemmer Acquisition Date”), we acquired a majority of the outstanding equity interests of Companhia Hemmer Indústria e Comércio (“Hemmer”), a Brazilian food and beverage manufacturing company focused on the condiments and sauces category, from certain third-party shareholders (the “Hemmer Acquisition”).
The Hemmer Acquisition was accounted for under the acquisition method of accounting for business combinations. Total cash consideration related to the Hemmer Acquisition was approximately 1.3 billion Brazilian reais (approximately $279 million at the Hemmer Acquisition Date). A noncontrolling interest was recognized at fair value, which was determined to be the noncontrolling interest’s proportionate share of the acquiree’s identifiable net assets, as of the Hemmer Acquisition Date. As of the Hemmer Acquisition Date, we acquired 94% of the outstanding shares of Hemmer.
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. See Note 12, Financial Instruments, for additional information.
We utilized fair values at the Hemmer Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed.

The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Hemmer Acquisition Date). The primary areas of accounting for the Hemmer Acquisition that are not yet finalized relate to the fair value of certain intangible assets and tangible net assets acquired, residual goodwill, and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, we will evaluate any additional information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Hemmer Acquisition Date, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the Hemmer Acquisition was (in millions):

Initial Allocation
Cash	$1
Trade receivables	13
Inventories	17
Other current assets	2
Property, plant and equipment, net	14
Identifiable intangible assets	122
Other non-current assets	13
Short-term debt	(9)
Trade payables	(11)
Other current liabilities	(31)
Long-term debt	(11)
Other non-current liabilities	(44)
Net assets acquired	76
Noncontrolling interest	(16)
Goodwill on acquisition	219
Total consideration	$279
The Hemmer Acquisition preliminarily resulted in $219 million of non-tax deductible goodwill relating principally to Hemmer’s long-term experience and large presence operating in emerging markets. This goodwill was assigned to the Latin America (“LATAM”) reporting unit within our International segment. See Note 8, Goodwill and Intangible Assets, for additional information.
The preliminary purchase price allocation to identifiable intangible assets acquired in the Hemmer Acquisition was:

	Fair Value (in millions of dollars)	Weighted Average Life (in years)
Definite-lived trademarks	$101	13
Customer-related assets	21	15
Total	$122
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
We used carrying values as of the Hemmer Acquisition Date to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at such date.

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
Subsequent to the Just Spices Acquisition, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for the net income/(loss) attributable to the noncontrolling interest.
We utilized fair values at the Just Spices Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Just Spices Acquisition is preliminary and subject to adjustment.
The fair value estimates of the assets acquired are subject to adjustment during the measurement period (up to one year from the Just Spices Acquisition Date). The primary areas of accounting for the Just Spices Acquisition that are not yet finalized relate to the fair value of certain tangible net assets acquired, residual goodwill, and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, we will evaluate any additional information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Just Spices Acquisition Date, that, if known, would have resulted in revised values for these items as of that date. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the Just Spices Acquisition was (in millions):

	Initial Allocation(a)	Adjustments	Updated Allocation
Cash	$2	$—	$2
Trade receivables	4	—	4
Inventories	7	—	7
Other current assets	9	—	9
Property, plant and equipment, net	1	—	1
Identifiable intangible assets	172	—	172
Trade payables	(10)	—	(10)
Other current liabilities	(12)	—	(12)
Other non-current liabilities	(54)	—	(54)
Net assets acquired	119	—	119
Redeemable noncontrolling interest	(43)	4	(39)
Goodwill on acquisition	167	(4)	163
Total consideration	$243	$—	$243
(a)    As reported in Note 4, Acquisitions and Divestitures, to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended March 26, 2022.

The Just Spices Acquisition preliminarily resulted in $167 million of non-tax deductible goodwill relating principally to Just Spices’ social media presence. This goodwill was assigned to the Continental Europe reporting unit within our International segment. In the second quarter of 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the preliminary amount of goodwill was adjusted to $163 million. See Note 8, Goodwill and Intangible Assets, for additional information.
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
In the fourth quarter of 2021, the Assan Foods Acquisition preliminarily resulted in $64 million of non-tax deductible goodwill relating principally to additional capacity that the Assan Foods manufacturing facilities will provide for our brands in the EMEA East region. This goodwill was assigned to the EMEA East reporting unit within our International segment. Following the measurement period adjustments made in the first quarter of 2022, the preliminary amount of goodwill was adjusted to $51 million as of March 26, 2022. In the second quarter of 2022, we did not record any measurement period adjustments. See Note 8, Goodwill and Intangible Assets, in this Quarterly Report on Form 10-Q as well as Note 9, Goodwill and Intangible Assets, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information.
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
Deal Costs:
Related to our acquisitions, we incurred insignificant deal costs for the three and six months ended June 25, 2022 and the three and six months ended June 26, 2021. We recognized these deal costs in selling, general and administrative expenses (“SG&A”).

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
Of the $3.3 billion total consideration, approximately $1.6 billion was attributed to the Cheese Divestiture Licenses based on the estimated fair value of the licensed portion of each brand. As of the Cheese Transaction Closing Date, the license income related to the Kraft and Velveeta Licenses will be recognized over approximately 30 years, and the license income related to the Philadelphia License will be recognized over approximately three years. Related to the Cheese Divestiture Licenses, we recognized approximately $13 million of license income for the three months and approximately $27 million for the six months ended June 25, 2022, which was recorded as a reduction to SG&A and classified as divestiture-related license income. Additionally, at June 25, 2022, we have recorded approximately $1.5 billion in long-term deferred income and $56 million in other current liabilities on the condensed consolidated balance sheet related to the Cheese Divestiture Licenses.
In the first quarter of 2022, we reimbursed Lactalis approximately $20 million following a final inventory count performed after the Cheese Transaction closed. This amount reflects the difference between the estimated and actual value of inventory transferred, which was primarily driven by seasonal fluctuations in finished goods. The payment to Lactalis was recognized in our condensed consolidated statement of cash flows for the six months ended June 25, 2022 as a cash outflow from investing activities in proceeds from sale of business, net of cash disposed and working capital adjustments.
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
Nuts Transaction:
In February 2021, we entered into a definitive agreement with a third party, Hormel Foods Corporation, to sell certain assets in our global nuts business for total consideration of approximately $3.4 billion (the “Nuts Transaction”). The net assets transferred in the Nuts Transaction included, among other things, our intellectual property rights to the Planters brand and to the Corn Nuts brand, three manufacturing facilities in the United States, and the associated inventories (collectively, the “Nuts Disposal Group”).
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

Heinz India Transaction:
On January 30, 2019 (the “Heinz India Closing Date”), we sold 100% of our equity interests in Heinz India Private Limited (“Heinz India”) to two third-parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”) for approximately 46 billion Indian rupees (approximately $655 million at the Heinz India Closing Date) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to the Heinz India Closing Date, including taxes for which we are liable as a result of any transaction that occurred on or before such date. To determine the fair value of our tax indemnity we made various assumptions, including the range of potential dates the tax matters will be resolved, the range of potential future cash flows, the probabilities associated with potential resolution dates and potential future cash flows, and the discount rate. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million at the Heinz India Closing Date. We also recorded a corresponding $48 million reduction of the pre-tax gain on the Heinz India Transaction within other expense/(income) in our condensed consolidated statement of income in the first quarter of 2019. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale of business for the Heinz India Transaction. As of June 25, 2022, the tax indemnity liabilities were $41 million, including $14 million included within other current liabilities and $27 million in other non-current liabilities on our condensed consolidated balance sheet. There was no impact to the gain/(loss) on sale of business related to the tax indemnity liabilities for the six months ended June 25, 2022 or the six months ended June 26, 2021. We recognized an insignificant pre-tax loss on sale of business related to the Heinz India Transaction for the six months ended June 25, 2022.
Deal Costs:
Related to our divestitures, we incurred insignificant deal costs for the three and six months ended June 25, 2022 and the three and six months ended June 26, 2021. We recognized these deal costs in SG&A.
Held for Sale
Our assets held for sale, by major class, were (in millions):

	June 25, 2022	December 25, 2021
ASSETS
Inventories	$4	$5
Property, plant and equipment, net	85	5
Intangible assets, net	2	1
Total assets held for sale	$91	$11
The balances held for sale at June 25, 2022 primarily included certain property, plant and equipment, net in our North America segment related to the sale of a manufacturing facility, as well as inventory in our International segment related to the Cheese Transaction and certain manufacturing equipment and land use rights across the globe. At December 25, 2021, balances held for sale included inventory in our International segment related to the Cheese Transaction and certain manufacturing equipment and land use rights across the globe.
In the first quarter of 2022, related to the manufacturing facility held for sale in our North America segment, we recorded an impairment loss of approximately $66 million to cost of products sold on our condensed consolidated statement of income. This impairment loss, which was recorded at the time the assets were determined to be held for sale, reflected the difference between the fair value and carrying value of the related asset disposal group, which primarily includes buildings and improvements, machinery and equipment, and land. The fair value of the asset disposal group was determined using the cost and market approaches.
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our restructuring activities.

Restructuring Activities:
We have restructuring programs globally, which are focused primarily on reducing our overall cost structure and streamlining our organizational design. For the six months ended June 25, 2022, we eliminated approximately 450 positions related to these programs. As of June 25, 2022, we expect to eliminate approximately 80 additional positions during the remainder of 2022. For the three months ended June 25, 2022, restructuring activities resulted in expenses of $11 million and included $1 million of credits in severance and employee benefit costs, $3 million of asset-related costs, and $9 million of other implementation costs. For the six months ended June 25, 2022, restructuring activities resulted in expenses of $30 million and included $9 million of severance and employee benefit costs, $7 million of asset-related costs, and $14 million of other implementation costs. Restructuring activities resulted in expenses of $19 million for the three months and $37 million for the six months ended June 26, 2021.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 25, 2021	$27	$16	$43
Charges/(credits)	9	—	9
Cash payments	(26)	(3)	(29)
Balance at June 25, 2022	$10	$13	$23
We expect the majority of the liability for severance and employee benefit costs as of June 25, 2022 to be paid by the end of 2022. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2022 and 2026.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Severance and employee benefit costs - Cost of products sold	$—	$1	$(3)	$4
Severance and employee benefit costs - SG&A	(1)	1	12	2
Asset-related costs - Cost of products sold	3	—	7	—
Other costs - Cost of products sold	3	—	6	—
Other costs - SG&A	6	17	8	31
	$11	$19	$30	$37
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 17, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
North America	$6	$1	$26	$2
International	3	2	1	6
General corporate expenses	2	16	3	29
	$11	$19	$30	$37
Note 6. Restricted Cash
The following table provides a reconciliation of cash and cash equivalents, as reported on our condensed consolidated balance sheets, to cash, cash equivalents, and restricted cash, as reported on our condensed consolidated statements of cash flows (in millions):

	June 25, 2022	December 25, 2021
Cash and cash equivalents	$1,518	$3,445
Restricted cash included in other non-current assets	1	1
Cash, cash equivalents, and restricted cash	$1,519	$3,446

Note 7. Inventories
Inventories consisted of the following (in millions):

	June 25, 2022	December 25, 2021
Packaging and ingredients	$799	$571
Spare parts	210	208
Work in process	262	268
Finished products	2,162	1,682
Inventories	$3,433	$2,729
At June 25, 2022 and December 25, 2021, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 8. Goodwill and Intangible Assets
Historically, we have tested our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. As discussed in further detail below, we performed an annual test as of March 27, 2022, the first day of our second quarter (the “Q2 2022 Annual Impairment Test”). Beginning in the third quarter of 2022 and for subsequent annual periods, we will voluntarily change the annual impairment assessment date to the first day of our third quarter and will perform an additional annual impairment test at that time. We believe this measurement date, which represents a change in the method of applying an accounting principle, better aligns with the timing of our strategic business planning process and financial forecasts, which are key components of the annual impairment tests and are typically completed in the third quarter of our fiscal year.
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International	Total
Balance at December 25, 2021	$28,242	$3,054	$31,296
Impairment losses	(235)	—	(235)
Acquisitions	—	386	386
Measurement period adjustments	—	(8)	(8)
Translation adjustments and other	(8)	(255)	(263)
Balance at June 25, 2022	$27,999	$3,177	$31,176
In the first quarter of 2022, we closed the Just Spices Acquisition in our International segment, which resulted in preliminary goodwill of $167 million. Additionally, we recorded measurement period adjustments primarily related to the Assan Foods Acquisition that impacted goodwill. The Assan Foods Acquisition closed in the fourth quarter of 2021 and is in our International segment. These measurement period adjustments resulted in a net decrease to goodwill on acquisitions of approximately $15 million in the first quarter of 2022. However, as each of the affected reporting units (EMEA East and LATAM in our International segment) had no goodwill balance remaining, we recorded a reduction of the $53 million non-cash impairment loss recorded to SG&A in the fourth quarter of 2021 that fully impaired the goodwill related to the associated acquisitions and their respective reporting units. The impairment reduction of $11 million, which reflects the measurement period adjustment of $15 million adjusted for the impact of foreign currency, was recorded in SG&A in our International segment in the first quarter of 2022. Following these measurement period adjustments, there was no goodwill in the EMEA East or Latin America reporting units. See Note 9, Goodwill and Intangible Assets, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information related to the impairment losses recorded in the fourth quarter of 2021. See Note 4, Acquisitions and Divestitures, for additional information related to these transactions and the related financial statement impacts.
In the second quarter of 2022, we closed the Hemmer Acquisition in our International segment, which resulted in preliminary goodwill of $219 million. Additionally, we recorded insignificant measurement period adjustments related to the Just Spices Acquisition that impacted goodwill. These measurement period adjustments resulted in a decrease to goodwill on acquisitions of approximately $4 million in the second quarter of 2022.

2022 Year-to-Date Goodwill Impairment Testing
As described in Note 1, Basis of Presentation, in the second quarter of 2022, our internal reporting and reportable segments changed. We combined our United States and Canada zones to form the North America zone. Subsequently, we manage and report our operating results through two reportable segments defined by geographic region: North America and International. We have reflected this change in all historical periods presented.
The reorganization of our internal reporting and reportable segments changed the composition of certain of our reporting units wherein certain of our existing United States reporting units (primarily Enhancers, Specialty, and Away From Home (“ESA”); Kids, Snacks, and Beverages (“KSB”); Meal Foundations and Coffee (“MFC”); and Puerto Rico) and our existing Canada reporting units (Canada Retail and Canada Foodservice) have been reorganized into the following new North America reporting units: Taste, Meals, and Away From Home (“TMA”); Fresh, Beverages, and Desserts (“FBD”); Canada and North America Coffee (“CNAC”); and Other North America.
As a result of this reorganization, we reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative fair value approach. We performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.
We performed our pre-reorganization impairment test as of March 27, 2022, which was our first day of the second quarter of 2022. There were six reporting units affected by the reassignment of assets and liabilities that maintained a goodwill balance as of our pre-reorganization impairment test date. These reporting units were ESA, KSB, MFC, Puerto Rico, Canada Retail, and Canada Foodservice. One other reporting unit did not have a goodwill balance as of our pre-reorganization impairment test date.
As part of our pre-reorganization impairment test, we utilized the discounted cash flow method under the income approach to estimate the fair values as of March 27, 2022 for the six reporting units noted above. As a result of our pre-reorganization impairment test, we recognized a non-cash impairment loss of approximately $235 million in SG&A in our North America segment in the second quarter of 2022. This included a $221 million impairment loss related to our Canada Retail reporting unit, which had a goodwill carrying amount of approximately $1.2 billion after impairment, and a $14 million impairment loss related to our Puerto Rico reporting unit, which represented all of the goodwill associated with the Puerto Rico reporting unit. The impairment of our Canada Retail reporting unit was primarily driven by an increase in the discount rate, which was impacted by higher interest rates and other market inputs, as well as a revised downward outlook for operating margin. The impairment of our Puerto Rico reporting unit was primarily driven by a revised downward outlook for operating margin. The other four reporting units for which no impairment charge was required were as follows: ESA, which had a goodwill carrying amount of approximately $11.4 billion; KSB, which had a goodwill carrying amount of approximately $9.3 billion; MFC, which had a goodwill carrying amount of approximately $6.0 billion; and Canada Foodservice, which had a goodwill carrying amount of approximately $158 million. As of the pre-reorganization impairment test, our MFC reporting unit had a fair value over carrying amount of less than 20%, our ESA and KSB reporting units had a fair value over carrying amount between 20-50%, and our Canada Foodservice reporting unit had a fair value over carrying amount in excess of 50%.
We performed our post-reorganization impairment test in conjunction with our Q2 2022 Annual Impairment Test and tested the new North America reporting units (TMA, FBD, CNAC, and Other North America) along with the reporting units in our International segment. The new North America reporting units’ goodwill carrying amounts for the post-reorganization and Q2 2022 Annual Impairment Test reflected the pre-reorganization test results, including impairments recorded. We tested our reporting units for impairment as of the first day of our second quarter, which was March 27, 2022 for our Q2 2022 Annual Impairment Test. In performing this test, we incorporated information that was known through the date of filing this Quarterly Report on Form 10-Q. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our Q2 2022 Annual Impairment Test, we determined that the fair value of each of the reporting units tested was in excess of its carrying amount.
As of June 25, 2022, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $31.2 billion at June 25, 2022. As of the Q2 2022 Annual Impairment Test date, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $4.5 billion and included Northern Europe, CNAC, and Continental Europe; and our reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $26.7 billion and included TMA, FBD, and Asia. Our LATAM reporting unit had no goodwill carrying amount at the time of the Q2 2022 Annual Impairment Test. As discussed above and in Note 4, Acquisitions and Divestitures, goodwill was subsequently added to our LATAM reporting unit as a result of the Hemmer Acquisition in the second quarter of 2022.
Accumulated impairment losses to goodwill were $11.1 billion as of June 25, 2022 and $10.9 billion at December 25, 2021.

2021 Year-to-Date Goodwill Impairment Testing
In the first quarter of 2021, we announced the Nuts Transaction and determined that the Nuts Disposal Group was held for sale. Accordingly, based on a relative fair value allocation, we reclassified $1.7 billion of goodwill to assets held for sale, which included a portion of goodwill from four of our pre-reorganization reporting units. The Nuts Transaction primarily affected our KSB reporting unit but also affected, to a lesser extent, our ESA, Canada Foodservice, and Puerto Rico reporting units. These reporting units were evaluated for impairment prior to their representative inclusion in the Nuts Disposal Group as well as on a post-reclassification basis. The fair value of all reporting units was determined to be in excess of their carrying amounts in both scenarios and, therefore, no impairment was recorded.
We performed our 2021 annual impairment test as of March 28, 2021, which was the first day of our second quarter in 2021. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2021 annual impairment test, we recognized a non-cash impairment loss of approximately $35 million in SG&A in the second quarter of 2021 related to our Puerto Rico reporting unit within our North America segment. With the update of our five-year operating plan in the second quarter of 2021, we established a revised downward outlook for net sales for this reporting unit. See Note 9, Goodwill and Intangible Assets, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on this impairment loss.
Additional Goodwill Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, inflation, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill impairments.
Our reporting units that have 20% or less excess fair value over carrying amount as of the latest 2022 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of the latest 2022 impairment testing date, these amounts are also associated with the acquisition of H. J. Heinz Company in 2013 by Berkshire Hathaway Inc. and 3G Global Food Holdings, LP (the “2013 Heinz Acquisition”) and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 (the “2015 Merger”) and are recorded on our condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 25, 2021	$39,419
Impairment losses	(395)
Translation adjustments and other	(306)
Balance at June 25, 2022	$38,718
2022 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
We performed our Q2 2022 Annual Impairment Test as of March 27, 2022, which was the first day of our second quarter in 2022. As a result of our Q2 2022 Annual Impairment Test, we recognized a non-cash impairment loss of $395 million in SG&A in our North America segment in the second quarter of 2022 related to four brands, Maxwell House, Miracle Whip, Jet Puffed, and Classico. The impairments of the Maxwell House, Jet Puffed, and Classico brands were primarily due to downward revisions in expected future operating margins as well as an increase in the discount rate, which was impacted by higher interest rates and other market inputs. The impairment of the Miracle Whip brand was primarily due to an increase in the discount rate as well as downward revisions in expected future operating margins due to changes in expectations for commodity input costs, including soybean oil. These brands had an aggregate carrying amount of $3.2 billion prior to these impairments and $2.8 billion after these impairments.

Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.7 billion at June 25, 2022. As of the Q2 2022 Annual Impairment Test date, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $13.4 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $14.0 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $11.6 billion.
2021 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
We performed our 2021 annual impairment test as of March 28, 2021, which was the first day of our second quarter in 2021. As a result of our 2021 annual impairment test, we recognized a non-cash impairment loss of $69 million in SG&A in the second quarter of 2021 related to two brands, Plasmon and Maxwell House. We recorded non-cash impairment losses of $45 million in our International segment related to Plasmon and $24 million in our North America segment related to Maxwell House, consistent with the ownership of the trademarks. The impairment of the Plasmon brand was largely due to downward revised revenue expectations for infant nutrition in Italy. The impairment of the Maxwell House brand was primarily due to downward revised revenue expectations for mainstream coffee in the U.S.
See Note 9, Goodwill and Intangible Assets, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on these impairment losses.
Additional Indefinite-Lived Intangible Asset Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, inflation, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to intangible asset impairments.
Our brands that were impaired in 2022 and 2021 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of their latest 2022 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of the latest 2022 impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on our condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	June 25, 2022			December 25, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,239	$(602)	$1,637	$2,091	$(556)	$1,535
Customer-related assets	3,696	(1,101)	2,595	3,617	(1,040)	2,577
Other	16	(6)	10	17	(6)	11
	$5,951	$(1,709)	$4,242	$5,725	$(1,602)	$4,123
At June 25, 2022 and December 25, 2021, definite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $65 million for the three months and $129 million for the six months ended June 25, 2022 and $59 million for the three months and $119 million for the six months ended June 26, 2021. Aside from amortization expense, the change in definite-lived intangible assets from December 25, 2021 to June 25, 2022 primarily reflects $315 million of additions, which are largely related to the Hemmer Acquisition, the Just Spices Acquisition, and the Assan Foods Acquisition, as well as the impact of foreign currency. See Note 4, Acquisitions and Divestitures, for additional information on these acquisitions.

In the second quarter of 2021, we recorded $9 million of non-cash impairment losses to SG&A related to a trademark in our International segment that had a net carrying value that was deemed not to be recoverable.
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
Our effective tax rate for the three months ended June 25, 2022 was an expense of 33.6% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily non-deductible goodwill impairments (15.8%) and the establishment of valuation allowance reserves in certain foreign jurisdictions. These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
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
Our effective tax rate for the six months ended June 25, 2022 was an expense of 23.7% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions. This impact was partially offset by the unfavorable impact of certain net discrete items, primarily non-deductible goodwill impairments (4.4%).
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
Other Income Tax Matters:
In the second quarter of 2022, we paid cash taxes of approximately $620 million related to the Cheese Transaction.
Note 10. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 25, 2021	11,778,068	$45.43
Granted	941,146	38.68
Forfeited	(578,412)	60.60
Exercised	(1,492,502)	27.26
Outstanding at June 25, 2022	10,648,300	46.56
The aggregate intrinsic value of stock options exercised during the period was $17 million for the six months ended June 25, 2022.

Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 25, 2021	12,476,390	$33.08
Granted	2,888,143	37.79
Forfeited	(968,890)	32.05
Vested	(2,133,520)	39.49
Outstanding at June 25, 2022	12,262,123	33.16
The aggregate fair value of RSUs that vested during the period was $80 million for the six months ended June 25, 2022.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 25, 2021	5,319,980	$27.24
Granted	1,737,198	34.44
Forfeited	(395,631)	30.54
Vested	(660,879)	29.35
Outstanding at June 25, 2022	6,000,668	28.87
The aggregate fair value of PSUs that vested during the period was $25 million for the six months ended June 25, 2022.
Note 11. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our postemployment-related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Service cost	$1	$1	$3	$4
Interest cost	24	21	9	8
Expected return on plan assets	(49)	(45)	(17)	(25)
Amortization of prior service costs/(credits)	—	—	—	1
Amortization of unrecognized losses/(gains)	—	—	1	1
Settlements	(1)	(6)	—	—
Special/contractual termination benefits	—	(1)	—	—
Net pension cost/(benefit)	$(25)	$(30)	$(4)	$(11)

	For the Six Months Ended
	U.S. Plans		Non-U.S. Plans
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Service cost	$2	$3	$7	$8
Interest cost	48	43	19	15
Expected return on plan assets	(97)	(90)	(36)	(48)
Amortization of prior service costs/(credits)	—	—	—	1
Amortization of unrecognized losses/(gains)	—	—	1	1
Settlements	(1)	(6)	—	—
Special/contractual termination benefits	—	3	—	—
Net pension cost/(benefit)	$(48)	$(47)	$(9)	$(23)
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
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $6 million during the six months ended June 25, 2022 and plan to make further contributions of approximately $7 million during the remainder of 2022. We did not contribute to our U.S. pension plans during the six months ended June 25, 2022 and do not plan to make contributions during the remainder of 2022. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2022. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Service cost	$1	$2	$2	$3
Interest cost	5	5	10	10
Expected return on plan assets	(13)	(12)	(27)	(24)
Amortization of prior service costs/(credits)	(3)	(2)	(7)	(4)
Amortization of unrecognized losses/(gains)	(5)	(4)	(9)	(8)
Curtailments	—	(4)	—	(4)
Net postretirement cost/(benefit)	$(15)	$(15)	$(31)	$(27)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. For the three and six months ended June 26, 2021, we recognized a curtailment gain of $4 million related to the Nuts Transaction. This gain was recorded in other expense/(income) as a component of our pre-tax loss/(gain) on sale of business on the condensed consolidated statements of income for the three and six months ended June 26, 2021.
Employer Contributions:
During the six months ended June 25, 2022, we contributed $5 million to our postretirement benefit plans. We plan to make further contributions of approximately $8 million to our postretirement benefit plans during the remainder of 2022. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2022. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.

Note 12. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	June 25, 2022	December 25, 2021
Commodity contracts	$975	$592
Foreign exchange contracts	3,610	3,359
Cross-currency contracts	7,239	7,239
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	June 25, 2022
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$29	$18	$29	$18
Cross-currency contracts(b)	—	—	358	228	358	228
Derivatives not designated as hedging instruments:
Commodity contracts(c)	100	53	4	9	104	62
Foreign exchange contracts(a)	—	—	26	37	26	37
Cross-currency contracts(b)	—	—	36	—	36	—
Total fair value	$100	$53	$453	$292	$553	$345
(a)    At June 25, 2022, the fair value of our derivative assets was recorded in other current assets ($40 million) and other non-current assets ($15 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($40 million) and other non-current liabilities ($15 million).
(b)    At June 25, 2022, the fair value of our derivative assets was recorded in other current assets ($111 million) and other non-current assets ($283 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($42 million) and other non-current liabilities ($186 million).
(c)     At June 25, 2022, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $309 million at June 25, 2022 and $155 million at December 25, 2021. At June 25, 2022, we had posted an insignificant amount of collateral related to commodity derivative margin requirements, which was included in prepaid expenses on our condensed consolidated balance sheet. At December 25, 2021, we had collected collateral related to commodity derivative margin requirements of $12 million, which was included in other current liabilities on our condensed consolidated balance sheets.
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
Net Investment Hedging:
At June 25, 2022, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €650 million and £400 million;
•Cross-currency contracts with notional amounts of £339 million ($450 million), C$1.4 billion ($1.1 billion), €1.9 billion ($2.1 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contracts denominated in Chinese renminbi with an aggregate notional amount of $115 million and in euro with an aggregate notional amount of $82 million.

We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At June 25, 2022, we had Chinese renminbi intercompany loans with an aggregate notional amount of $95 million and euro intercompany loans with an aggregate notional amount of $147 million designated as net investment hedges.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.
Cash Flow Hedge Coverage:
At June 25, 2022, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next six years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at June 25, 2022 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains on foreign currency cash flow hedges and cross-currency cash flow hedges during the next 12 months to be insignificant.
Acquisition Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. These derivative contracts settled in the second quarter of 2022. The related derivative gains were $38 million for the six months ended June 25, 2022, and were recorded within other expense/(income). These gains are classified as other losses/(gains) related to acquisitions and divestitures. The related cash flows were classified as cash inflows from investing activities on the condensed consolidated statements of cash flows. See Note 4, Acquisitions and Divestitures, for additional information related to the Hemmer Acquisition.
Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Cash flow hedges:
Foreign exchange contracts	$1	$—	$1	$(1)	Net sales
Foreign exchange contracts	15	(17)	6	(40)	Cost of products sold
Foreign exchange contracts (excluded component)	(5)	—	(5)	—	Cost of products sold
Foreign exchange contracts	1	—	1	—	SG&A
Cross-currency contracts	(78)	(17)	(109)	(32)	Other expense/(income)
Cross-currency contracts (excluded component)	6	7	14	14	Other expense/(income)
Cross-currency contracts	(7)	(4)	(14)	(10)	Interest expense
Net investment hedges:
Foreign exchange contracts	13	(1)	12	—	Other expense/(income)
Foreign exchange contracts (excluded component)	(1)	—	(1)	—	Interest expense
Cross-currency contracts	190	(53)	225	(67)	Other expense/(income)
Cross-currency contracts (excluded component)	13	6	24	12	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$148	$(79)	$154	$(124)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	June 25, 2022			June 26, 2021
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	SG&A	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,570	$234	$(91)	$4,324	$1,056	$613	$(23)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(1)	$—	$—	$(12)	$(1)	$—	$—
Foreign exchange contracts (excluded component)	(2)	—	—	(1)	—	—	—
Cross-currency contracts	—	(8)	(45)	—	—	(4)	15
Cross-currency contracts (excluded component)	—	—	6	—	—	—	7
Net investment hedges:
Foreign exchange contracts (excluded component)	—	(2)	—	—	—	1	—
Cross-currency contracts (excluded component)	—	11	—	—	—	3	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	9	—	—	44	—	—	—
Foreign exchange contracts	—	—	(35)	—	—	—	(15)
Cross-currency contracts	—	—	2	—	—	—	4
Total gains/(losses) recognized in statements of income	$6	$1	$(72)	$31	$(1)	$—	$11

	For the Six Months Ended
	June 25, 2022			June 26, 2021
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	SG&A	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$8,684	$476	$(189)	$8,517	$2,168	$1,028	$(53)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(7)	$—	$—	$(19)	$(1)	$—	$—
Foreign exchange contracts (excluded component)	(3)	—	—	(1)	—	—	—
Cross-currency contracts	—	(15)	(80)	—	—	(10)	(28)
Cross-currency contracts (excluded component)	—	—	14	—	—	—	13
Net investment hedges:
Foreign exchange contracts (excluded component)	—	(1)	—	—	—	1	—
Cross-currency contracts (excluded component)	—	20	—	—	—	7	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	148	—	—	94	—	—	—
Foreign exchange contracts	—	—	3	—	—	—	(20)
Cross-currency contracts	—	—	2	—	—	—	4
Total gains/(losses) recognized in statements of income	$138	$4	$(61)	$74	$(1)	$(2)	$(31)
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $69 million for the three months and $101 million for the six months ended June 25, 2022 and pre-tax losses of $13 million for the three months and pre-tax gains of $5 million for the six months ended June 26, 2021. These amounts were recognized in other comprehensive income/(loss).

Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 25, 2021	$(2,285)	$364	$97	$(1,824)
Foreign currency translation adjustments	(679)	—	—	(679)
Net deferred gains/(losses) on net investment hedges	257	—	—	257
Amounts excluded from the effectiveness assessment of net investment hedges	18	—	—	18
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(13)	—	—	(13)
Net deferred gains/(losses) on cash flow hedges	—	—	(72)	(72)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	8	8
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	49	49
Net actuarial gains/(losses) arising during the period	—	(143)	—	(143)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(11)	—	(11)
Total other comprehensive income/(loss)	(417)	(154)	(15)	(586)
Balance as of June 25, 2022	$(2,702)	$210	$82	$(2,410)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	June 25, 2022			June 26, 2021
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(647)	$—	$(647)	$190	$—	$190
Net deferred gains/(losses) on net investment hedges	272	(67)	205	(67)	18	(49)
Amounts excluded from the effectiveness assessment of net investment hedges	12	(3)	9	6	(1)	5
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(9)	4	(5)	(4)	1	(3)
Net deferred gains/(losses) on cash flow hedges	(68)	30	(38)	(38)	3	(35)
Amounts excluded from the effectiveness assessment of cash flow hedges	1	—	1	7	—	7
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	50	(23)	27	(4)	3	(1)
Net actuarial gains/(losses) arising during the period	(191)	48	(143)	95	(24)	71
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(8)	1	(7)	(9)	2	(7)

	For the Six Months Ended
	June 25, 2022			June 26, 2021
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(679)	$—	$(679)	$251	$—	$251
Net deferred gains/(losses) on net investment hedges	338	(81)	257	(62)	18	(44)
Amounts excluded from the effectiveness assessment of net investment hedges	23	(5)	18	12	(2)	10
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(19)	6	(13)	(8)	2	(6)
Net deferred gains/(losses) on cash flow hedges	(115)	43	(72)	(83)	19	(64)
Amounts excluded from the effectiveness assessment of cash flow hedges	9	(1)	8	14	—	14
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	91	(42)	49	46	(20)	26
Net actuarial gains/(losses) arising during the period	(191)	48	(143)	98	(25)	73
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(16)	5	(11)	(16)	3	(13)
The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$2	$(1)	$1	$(1)	Interest expense
Cross-currency contracts(a)	(11)	(3)	(20)	(7)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	3	13	10	20	Cost of products sold
Foreign exchange contracts(b)	—	1	—	1	SG&A
Cross-currency contracts(b)	39	(22)	66	15	Other expense/(income)
Cross-currency contracts(b)	8	4	15	10	Interest expense
Losses/(gains) on hedges before income taxes	41	(8)	72	38
Losses/(gains) on hedges, income taxes	(19)	4	(36)	(18)
Losses/(gains) on hedges	$22	$(4)	$36	$20
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(c)	$(4)	$(3)	$(8)	$(7)
Amortization of prior service costs/(credits)(c)	(3)	(1)	(7)	(3)
Settlement and curtailment losses/(gains)(c)	(1)	(5)	(1)	(6)
Losses/(gains) on postemployment benefits before income taxes	(8)	(9)	(16)	(16)
Losses/(gains) on postemployment benefits, income taxes	1	2	5	3
Losses/(gains) on postemployment benefits	$(7)	$(7)	$(11)	$(13)
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
Note 14. Financing Arrangements
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $209 million at June 25, 2022 and approximately $215 million at December 25, 2021 on our condensed consolidated balance sheets related to these arrangements.
Transfers of Financial Assets:
Since 2020, we have had a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. No receivables were sold under this accounts receivable factoring program during the six months ended June 25, 2022 or the six months ended June 26, 2021, and there were no amounts outstanding as of June 25, 2022 or December 25, 2021. Any proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.
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
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are named as defendants in an additional stockholder derivative action, Datnoff, et al. v. Behring, et al., which was filed on May 6, 2022 in the Delaware Court of Chancery. The complaint alleges state law claims and contends that the Company’s Board of Directors wrongfully refused plaintiffs’ demands to pursue legal action against the named defendants. Specifically, the complaint alleges that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets. The complaint further alleges that the 3G Entities and certain of the Company’s current and former officers and directors breached their fiduciary duties by engaging in insider trading and misappropriating the Company’s material, non-public information, or aided and abetted such alleged breaches of fiduciary duty. The complaint seeks relief against the defendants, principally in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs.
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
Borrowing Arrangements:
On July 8, 2022, together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we entered into a new credit agreement (the “Credit Agreement”), and our existing credit agreement, dated as of July 6, 2015, as subsequently amended (the “Existing Credit Agreement”), which provided a $4.0 billion revolving credit facility (the “Existing Senior Credit Facility”) was terminated. The Credit Agreement provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (the “Senior Credit Facility”), which will mature on July 8, 2027.
The Credit Agreement includes a $1.0 billion sublimit for borrowings in Canadian dollars, euro, or British pound sterling, as well as a swingline sub-facility of up to $400 million, and a letter of credit sub-facility of up to $300 million. Additionally, and subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
Borrowings under the Senior Credit Facility will bear interest at the rates specified in the Credit Agreement, which vary based on the type of borrowing and certain other customary conditions.
The Credit Agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. The Credit Agreement requires us to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)) of at least $35 billion.
The obligations under the Credit Agreement are guaranteed by KHFC and The Kraft Heinz Company in the case of indebtedness and other liabilities of any subsidiary borrower.
No amounts were drawn on our Existing Senior Credit Facility at June 25, 2022, at December 25, 2021, or during the six months ended June 25, 2022 or June 26, 2021. We were in compliance with all financial covenants as of June 25, 2022.

Open Market Debt Repurchases:
2022 Open Market Debt Repurchases
During the three months ended June 25, 2022, we repurchased approximately $268 million of certain of our senior notes under Rule 10b5-1 plans (the “Q2 2022 Repurchases”), including approximately $127 million aggregate principal amount of 6.500% senior notes due February 2040, approximately $39 million aggregate principal amount of 5.200% senior notes due July 2045, approximately $31 million aggregate principal amount of 5.000% senior notes due June 2042, approximately $24 million aggregate principal amount of 7.125% senior notes due August 2039, approximately $23 million aggregate principal amount of 6.875% senior notes due January 2039, approximately $13 million aggregate principal amount of 6.375% senior notes due July 2028, approximately $7 million aggregate principal amount of 5.000% senior notes due July 2035, and approximately $4 million aggregate principal amount of 4.625% senior notes due October 2039.
In connection with the Q2 2022 Repurchases, we recognized a net gain on extinguishment of debt of approximately $9 million within interest expense on the condensed consolidated statements of income for the three and six months ended June 25, 2022. This gain primarily reflects the write-off of unamortized premiums partially offset by the payment of premiums associated with the repurchases. Related to the Q2 2022 Repurchases, we recognized debt prepayment and extinguishment costs of $16 million on the condensed consolidated statement of cash flows for the six months ended June 25, 2022, which reflect the $9 million net gain on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $25 million.
2021 Open Market Debt Repurchases
During the three months ended June 26, 2021, we repurchased approximately $207 million of certain of our senior notes under Rule 10b5-1 plans (the “Q2 2021 Repurchases”). See Note 15, Commitments, Contingencies, and Debt, to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021 for the amount extinguished by senior notes in the Q2 2021 Repurchases.
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
See Note 15, Commitments, Contingencies, and Debt, to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021 for the amount extinguished by senior notes in the 2021 Tender Offers.

Related to the 2021 Tender Offers, we recognized a loss on extinguishment of debt of $362 million within interest expense on the condensed consolidated statement of income for the six months ended June 26, 2021, which included a loss of $106 million in the first quarter of 2021 related to the Q1 2021 Tender Offer and a loss of $256 million in the second quarter of 2021 related to the Q2 2021 Tender Offers. These losses primarily reflect the payment of early tender premiums and fees associated with the 2021 Tender Offers as well as the write-off of unamortized premiums, debt issuance costs, and discounts. Related to the 2021 Tender Offers, we recognized debt prepayment and extinguishment costs of $369 million on the condensed consolidated statement of cash flows for the six months ended June 26, 2021, which reflects the $362 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $20 million, unamortized debt issuance costs of $7 million and unamortized discounts of $6 million.
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
Debt Repayments:
In June 2022, we repaid $381 million aggregate principal amount of senior notes that matured in the period.
In March 2022, we repaid $6 million aggregate principal amount of senior notes that matured in the period.
In February 2021, we repaid $111 million aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At June 25, 2022, the aggregate fair value of our total debt was $19.8 billion as compared with a carrying value of $20.9 billion. At December 25, 2021, the aggregate fair value of our total debt was $25.7 billion as compared with a carrying value of $21.8 billion. Our short-term debt had a carrying value that approximated its fair value at June 25, 2022 and December 25, 2021. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 16. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$265	$(27)	$1,041	$536
Weighted average shares of common stock outstanding	1,225	1,224	1,225	1,223
Net earnings/(loss)	$0.22	$(0.02)	$0.85	$0.44
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$265	$(27)	$1,041	$536
Weighted average shares of common stock outstanding	1,225	1,224	1,225	1,223
Effect of dilutive equity awards	10	—	10	12
Weighted average shares of common stock outstanding, including dilutive effect	1,235	1,224	1,235	1,235
Net earnings/(loss)	$0.21	$(0.02)	$0.84	$0.43

We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. We had net losses attributable to common shareholders for the three months ended June 26, 2021. Therefore, we have excluded the dilutive effects of equity awards for the three months ended June 26, 2021 as their inclusion would have had an anti-dilutive effect on EPS. Anti-dilutive shares were 7 million for the three months and 7 million for the six months ended June 25, 2022 and 21 million for the three months and 7 million for the six months ended June 26, 2021.
Note 17. Segment Reporting
In the second quarter of 2022, our internal reporting and reportable segments changed. We combined our United States and Canada zones to form the North America zone as a result of previously announced organizational changes, which are intended to advance and support our long-term growth plans by streamlining and synergizing our United States and Canada businesses. Subsequently, we manage and report our operating results through two reportable segments defined by geographic region: North America and International. We have reflected this change in all historical periods presented.
Management evaluates segment performance based on several factors, including net sales and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of divestiture-related license income (e.g., income related to the sale of licenses in connection with the Cheese Transaction), restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management also uses Segment Adjusted EBITDA to allocate resources.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales:
North America	$5,039	$5,202	$9,640	$10,202
International	1,515	1,413	2,959	2,807
Total net sales	$6,554	$6,615	$12,599	$13,009
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Segment Adjusted EBITDA:
North America	$1,348	$1,491	$2,521	$2,858
International	248	286	490	569
General corporate expenses	(76)	(71)	(149)	(141)
Depreciation and amortization (excluding restructuring activities)	(232)	(227)	(449)	(449)
Divestiture-related license income	13	—	27	—
Restructuring activities	(11)	(19)	(30)	(37)
Deal costs	—	1	(8)	(6)
Unrealized gains/(losses) on commodity hedges	(73)	2	19	39
Impairment losses	(630)	(113)	(685)	(343)
Certain non-ordinary course legal and regulatory matters	—	(62)	—	(62)
Equity award compensation expense (excluding restructuring activities)	(45)	(53)	(79)	(104)
Operating income/(loss)	542	1,235	1,657	2,324
Interest expense	234	613	476	1,028
Other expense/(income)	(91)	(23)	(189)	(53)
Income/(loss) before income taxes	$399	$645	$1,370	$1,349

Net sales by platform were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Taste Elevation	$2,150	$1,960	$3,980	$3,652
Fast Fresh Meals	1,474	1,643	2,832	3,268
Easy Meals Made Better	1,227	1,104	2,465	2,305
Real Food Snacking	341	541	656	1,122
Flavorful Hydration	556	494	1,011	905
Easy Indulgent Desserts	254	252	471	464
Other	552	621	1,184	1,293
Total net sales	$6,554	$6,615	$12,599	$13,009
In the fourth quarter of 2021, following the divestiture of certain of our global cheese businesses, we reorganized certain products within our platforms to reflect how we plan to manage our business going forward, including the role assigned to these products and platforms within our business. We have reflected these changes in all historical periods presented.
Net sales by product category were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Condiments and sauces	$2,137	$1,961	$3,964	$3,643
Cheese and dairy	928	1,195	1,813	2,428
Ambient foods	684	637	1,406	1,335
Frozen and chilled foods	708	657	1,382	1,331
Meats and seafood	693	668	1,321	1,279
Refreshment beverages	558	498	1,014	909
Coffee	217	204	431	414
Infant and nutrition	107	119	211	226
Desserts, toppings, and baking	286	282	532	524
Nuts and salted snacks	—	201	—	452
Other	236	193	525	468
Total net sales	$6,554	$6,615	$12,599	$13,009
Note 18. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Amortization of postemployment benefit plans prior service costs/(credits)	$(3)	$(1)	$(7)	$(3)
Net pension and postretirement non-service cost/(benefit)(a)	(46)	(57)	(92)	(107)
Loss/(gain) on sale of business	(2)	46	(1)	65
Interest income	(6)	(4)	(11)	(9)
Foreign exchange losses/(gains)	(105)	6	(137)	(30)
Derivative losses/(gains)	72	(11)	61	31
Other miscellaneous expense/(income)	(1)	(2)	(2)	—
Other expense/(income)	$(91)	$(23)	$(189)	$(53)
(a) Excludes amortization of postemployment benefit plans prior service costs/(credits).
We present all non-service cost components of net pension cost/(benefit) and net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. See Note 11, Postemployment Benefits, for additional information on these components, including any curtailments and settlements, as well as information on our prior service costs/(credits) amortization. See Note 4, Acquisitions and Divestitures, for additional information related to our loss/(gain) on sale of business. See Note 12, Financial Instruments, for information related to our derivative impacts.

Other expense/(income) was $91 million of income for the three months ended June 25, 2022 compared to $23 million of income for the three months ended June 26, 2021. This change was primarily driven by a $105 million net foreign exchange gain in the second quarter of 2022 compared to a $6 million net foreign exchange loss in the second quarter of 2021 and a $2 million gain on sale of business in the second quarter of 2022 compared to a $46 million net loss on sales of businesses in the second quarter of 2021. These impacts were partially offset by a $72 million net loss on derivative activities in the second quarter of 2022 compared to an $11 million net gain on derivative activities in the second quarter of 2021.
Other expense/(income) was $189 million of income for the six months ended June 25, 2022 compared to $53 million of income for the six months ended June 26, 2021. This change was primarily driven by a $137 million net foreign exchange gain in 2022 compared to a $30 million net foreign exchange gain in 2021 and a $1 million net gain on sale of business in 2022 compared to a $65 million net loss on sales of businesses in 2021. These impacts were partially offset by a $61 million net loss on derivative activities in 2022 compared to a $31 million net loss on derivative activities in 2021.

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
In the second quarter of 2022, our internal reporting and reportable segments changed. We combined our United States and Canada zones to form the North America zone as a result of previously announced organizational changes, which are intended to advance and support our long-term growth plans by streamlining and synergizing our United States and Canada businesses. Subsequently, we manage and report our operating results through two reportable segments defined by geographic region: North America and International. We have reflected this change in all historical periods presented.
See Note 17, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Acquisitions and Divestitures:
We closed the Hemmer Acquisition in the second quarter of 2022, the Just Spices Acquisition in the first quarter of 2022, and the Assan Foods Acquisitions in the fourth quarter of 2021, each in our International segment. Additionally, we completed the Nuts Transaction in the second quarter of 2021 and the Cheese Transaction in the fourth quarter of 2021. The Nuts Transaction and the Cheese Transaction are not, individually or in the aggregate, considered a strategic shift that will have a major effect on our operations or financial results; therefore, the results of these businesses are included in continuing operations through the date of each sale in the prior year period. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information.
Russia and Ukraine Conflict:
For the year ended December 25, 2021 and for the six months ended June 25, 2022, approximately 1% of consolidated net sales were generated from our business in Russia. Additionally, net income/(loss) and Adjusted EBITDA from our business in Russia were each insignificant in 2021 and for the six months ended June 25, 2022. We have approximately 1,100 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. Further, we have experienced cost increases globally for certain commodities, including packaging materials, energy, soybean and vegetable oils, corn products, and wheat products due to overall market demand, inflationary pressures, and, in part, to the negative impact of the conflict between Russia and Ukraine on the global economy. We will continue to monitor the impact that this conflict has on our business; however, through the second quarter of 2022, the conflict between Russia and Ukraine has not had a material impact on our financial condition, results of operations, or cash flows.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $224 million, intangible asset impairment losses of $395 million, and property, plant and equipment, net asset impairment losses of $66 million for the six months ended June 25, 2022 compared to goodwill impairment losses of $265 million and intangible asset impairment losses of $78 million for the six months ended June 26, 2021. See Note 8, Goodwill and Intangible Assets, and Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on these impairment losses.
COVID-19 Impacts:
We continue to monitor the impact of COVID-19 on our business. In the first half of 2021, demand for our retail products remained strong compared to the comparable 2019 pre-pandemic period, while our foodservice business continued to experience decreased consumer demand compared to the comparable 2019 period. In the first half of 2022, our foodservice business was in varying levels of recovery globally, with our International segment experiencing increased consumer demand and our North America segment experiencing decreased consumer demand compared to the comparable 2019 period. COVID-19 and its impacts are unprecedented and continuously evolving, and the long-term impacts to our financial condition and results of operations are still uncertain.

Inflation and Supply Chain Impacts:
During the six months ended June 25, 2022, we have continued to experience increasing commodity costs and supply chain costs, including logistics, procurement, and manufacturing costs, largely due to inflationary pressures, as compared to the prior year period. We expect this cost inflation to increase and remain elevated through at least the remainder of 2022. While these costs have a negative impact on our results of operations, we are currently taking measures to mitigate, and expect to continue to take measures to mitigate, the impact of this inflation through pricing actions and efficiency gains. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted and could continue to negatively impact our market share.
Further, given the demand for our products combined with industry-wide supply chain issues and our focus on rebuilding inventory, we have experienced capacity constraints for certain products when demand has exceeded our current manufacturing capacity. As discussed in Liquidity and Capital Resources, we are working to expand capacity through increased capital investments. We are also focused on increasing capacity through labor-related initiatives, including additional shifts and temporary labor. However, until these capacity constraints are alleviated, these constraints have negatively impacted and could continue to negatively impact our service levels, market share, financial condition, results of operations, or cash flows.
We have observed an increasingly competitive labor market. Employee turnover, changes in the availability of our workers, including as a result of COVID-19-related absences, and labor shortages in our supply chain have resulted in, and could continue to result in, increased costs and have, and could again, impact our ability to meet consumer demand, both of which could negatively affect our financial condition, results of operations, and cash flows.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	June 25, 2022	June 26, 2021	% Change	June 25, 2022	June 26, 2021	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,554	$6,615	(0.9)%	$12,599	$13,009	(3.2)%
Operating income/(loss)	542	1,235	(56.2)%	1,657	2,324	(28.7)%
Net income/(loss)	265	(25)	1,136.4%	1,046	543	92.7%
Net income/(loss) attributable to common shareholders	265	(27)	1,051.7%	1,041	536	94.3%
Diluted EPS	0.21	(0.02)	1,150.0%	0.84	0.43	95.3%
Net Sales:

	For the Three Months Ended			For the Six Months Ended
	June 25, 2022	June 26, 2021	% Change	June 25, 2022	June 26, 2021	% Change
	(in millions)			(in millions)
Net sales	$6,554	$6,615	(0.9)%	$12,599	$13,009	(3.2)%
Organic Net Sales(a)	6,603	6,000	10.1%	12,674	11,685	8.5%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 25, 2022 Compared to the Three Months Ended June 26, 2021:
Net sales decreased 0.9% to $6.6 billion for the three months ended June 25, 2022 compared to $6.6 billion for the three months ended June 26, 2021, including the unfavorable impacts of acquisitions and divestitures (9.3 pp) and foreign currency (1.7 pp). Organic Net Sales increased 10.1% to $6.6 billion for the three months ended June 25, 2022 compared to $6.0 billion for the three months ended June 26, 2021, primarily driven by higher pricing (12.4 pp), which more than offset unfavorable volume/mix (2.3 pp). Pricing was higher in both segments, while unfavorable volume/mix in our North America segment more than offset favorable volume/mix in our International segment.

Six Months Ended June 25, 2022 Compared to the Six Months Ended June 26, 2021:
Net sales decreased 3.2% to $12.6 billion for the six months ended June 25, 2022 compared to $13.0 billion for the six months ended June 26, 2021, including the unfavorable impacts of acquisitions and divestitures (10.2 pp) and foreign currency (1.5 pp). Organic Net Sales increased 8.5% to $12.7 billion for the six months ended June 25, 2022 compared to $11.7 billion for the six months ended June 26, 2021, primarily driven by higher pricing (10.8 pp), which more than offset unfavorable volume/mix (2.3 pp). Pricing was higher in both segments, while volume/mix was unfavorable in both segments.
Net Income/(Loss):

	For the Three Months Ended			For the Six Months Ended
	June 25, 2022	June 26, 2021	% Change	June 25, 2022	June 26, 2021	% Change
	(in millions)			(in millions)
Operating income/(loss)	$542	$1,235	(56.2)%	1,657	2,324	(28.7)%
Net income/(loss)	265	(25)	1,136.4%	1,046	543	92.7%
Net income/(loss) attributable to common shareholders	265	(27)	1,051.7%	1,041	536	94.3%
Adjusted EBITDA(a)	1,520	1,706	(10.9)%	2,862	3,286	(12.9)%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 25, 2022 Compared to the Three Months Ended June 26, 2021:
Operating income/(loss) decreased 56.2% to $542 million for the three months ended June 25, 2022 compared to $1.2 billion for the three months ended June 26, 2021, primarily due to higher non-cash impairment losses in the current year period; higher commodity costs (mainly in dairy, packaging materials, soybean and vegetable oils, and meat); higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; the unfavorable impact of divestitures; unfavorable volume/mix; and unrealized losses on commodity hedges in the current year period. These decreases to operating income/(loss) more than offset higher pricing and efficiency gains compared to the prior year period, as well as the impact of the settlement of the previously disclosed SEC investigation in the prior year.
Net income/(loss) increased 1,136.4% to income of $265 million for the three months ended June 25, 2022 compared to a loss of $25 million for the three months ended June 26, 2021. This increase was driven by lower tax expense, lower interest expense, and favorable changes in other expense/(income), which more than offset the operating income/(loss) factors discussed above.
•Our effective tax rate for the three months ended June 25, 2022 was an expense of 33.6% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily non-deductible goodwill impairments (15.8%) and the establishment of valuation allowance reserves in certain foreign jurisdictions. These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended June 26, 2021 was an expense of 104.0% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the tax impact related to the Nuts Transaction (46.0%) and the revaluation of our deferred tax balances due to changes in international tax rates (35.4%), mainly an increase in U.K. tax rates. These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
•Interest expense was $234 million for the three months ended June 25, 2022 compared to $613 million for the three months ended June 26, 2021. This decrease was primarily due to a $9 million net gain on extinguishment of debt recognized in the current year period in connection with the Q2 2022 Repurchases compared to a $318 million loss on extinguishment of debt recognized in the prior year period in connection with the Q2 2021 Tender Offers, the Q2 2021 Debt Redemption, and the Q2 2021 Repurchases. The remaining change in interest expense was a decrease of approximately $52 million compared to the prior year period, as our aggregate principal amount of senior notes was reduced by approximately $6.2 billion in 2021 through tender offers, redemptions, repurchases, and repayments and approximately $655 million in 2022 through repurchases and repayments.
•Other expense/(income) was $91 million of income for the three months ended June 25, 2022 compared to $23 million of income for the three months ended June 26, 2021. This change was primarily driven by a $105 million net foreign exchange gain in the second quarter of 2022 compared to a $6 million net foreign exchange loss in the second quarter of 2021 and a $2 million gain on sale of business in the second quarter of 2022 compared to a $46 million net loss on sales of businesses in the second quarter of 2021. These impacts were partially offset by a $72 million net loss on derivative activities in the second quarter of 2022 compared to an $11 million net gain on derivative activities in the second quarter of 2021.

Adjusted EBITDA decreased 10.9% to $1.5 billion for the three months ended June 25, 2022 compared to $1.7 billion for the three months ended June 26, 2021, primarily due to higher commodity costs (mainly in dairy, packaging materials, soybean and vegetable oils, and meat); higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; the unfavorable impact of divestitures (5.9 pp); unfavorable volume/mix; and the unfavorable impact of foreign currency (1.1 pp), which more than offset higher pricing and efficiency gains.
Six Months Ended June 25, 2022 Compared to the Six Months Ended June 26, 2021:
Operating income/(loss) decreased 28.7% to $1.7 billion for the six months ended June 25, 2022 compared to $2.3 billion for the six months ended June 26, 2021, primarily due to higher commodity costs (mainly in dairy, packaging materials, and meat); higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; higher non-cash impairment losses in the current year period; the unfavorable impact of divestitures; and unfavorable volume/mix, which more than offset higher pricing and efficiency gains.
Net income/(loss) increased 92.7% to $1.0 billion for the six months ended June 25, 2022 compared to $543 million for the six months ended June 26, 2021. This increase was driven by lower interest expense, lower tax expense, and favorable changes in other expense/(income), which more than offset the operating income/(loss) factors discussed above.
•Interest expense was $476 million for the six months ended June 25, 2022 compared to $1.0 billion for the six months ended June 26, 2021. This decrease was primarily due to a $9 million net gain on extinguishment of debt recognized in the current year period in connection with the Q2 2022 Repurchases compared to a $424 million loss on extinguishment of debt recognized in the prior year period in connection with the 2021 Tender Offers, the Q2 2021 Debt Redemption, and the Q2 2021 Repurchases. The remaining change in interest expense was a decrease of approximately $119 million compared to the prior year period, as our aggregate principal amount of senior notes was reduced by approximately $6.2 billion in 2021 through tender offers, redemptions, repurchases, and repayments and approximately $655 million in 2022 through repurchases and repayments.
•Our effective tax rate for the six months ended June 25, 2022 was an expense of 23.7% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions. This impact was partially offset by the unfavorable impact of certain net discrete items, primarily non-deductible goodwill impairments (4.4%). Our effective tax rate for the six months ended June 26, 2021 was an expense of 59.8% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the tax impact related to the Nuts Transaction (22.4%), the revaluation of our deferred tax balances due to changes in international and state tax rates (15.6%), mainly an increase in U.K. tax rates, and non-deductible goodwill impairments (5.2%). These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and foreign jurisdictions.
•Other expense/(income) was $189 million of income for the six months ended June 25, 2022 compared to $53 million of income for the six months ended June 26, 2021. This change was primarily driven by a $137 million net foreign exchange gain in 2022 compared to a $30 million net foreign exchange gain in 2021 and a $1 million net gain on sale of business in 2022 compared to a $65 million net loss on sales of businesses in 2021. These impacts were partially offset by a $61 million net loss on derivative activities in 2022 compared to a $31 million net loss on derivative activities in 2021.
Adjusted EBITDA decreased 12.9% to $2.9 billion for the six months ended June 25, 2022 compared to $3.3 billion for the six months ended June 26, 2021, primarily due to higher commodity costs (mainly in dairy, packaging materials, and meat); higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; the unfavorable impact of divestitures (6.6 pp); unfavorable volume/mix; and the unfavorable impact of foreign currency (0.8 pp), which more than offset higher pricing and efficiency gains.
Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	June 25, 2022	June 26, 2021	% Change	June 25, 2022	June 26, 2021	% Change
	(in millions, except per share data)
Diluted EPS	$0.21	$(0.02)	1,150.0%	$0.84	$0.43	95.3%
Adjusted EPS(a)	0.70	0.78	(10.3)%	1.30	1.50	(13.3)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended June 25, 2022 Compared to the Three Months Ended June 26, 2021:
Diluted EPS increased 1,150.0% to earnings of $0.21 for the three months ended June 25, 2022 compared to a loss of $0.02 for the three months ended June 26, 2021, primarily driven by the net income/(loss) factors discussed above.

	For the Three Months Ended
	June 25, 2022	June 26, 2021	$ Change	% Change
Diluted EPS	$0.21	$(0.02)	$0.23	1,150.0%
Restructuring activities	0.01	0.01	—
Unrealized losses/(gains) on commodity hedges	0.04	—	0.04
Impairment losses	0.44	0.07	0.37
Certain non-ordinary course legal and regulatory matters	—	0.05	(0.05)
Losses/(gains) on sale of business	—	0.27	(0.27)
Nonmonetary currency devaluation	0.01	—	0.01
Debt prepayment and extinguishment costs	(0.01)	0.21	(0.22)
Certain significant discrete income tax items	—	0.19	(0.19)
Adjusted EPS(a)	$0.70	$0.78	$(0.08)	(10.3)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.04)
Results of divested operations			(0.07)
Interest expense			0.03
Other expense/(income)			0.02
Effective tax rate			(0.02)
			$(0.08)
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 10.3% to $0.70 for the three months ended June 25, 2022 compared to $0.78 for the three months ended June 26, 2021. This decrease was primarily due to lower Adjusted EBITDA, which includes the unfavorable impact of our divestitures, and higher taxes on adjusted earnings, which more than offset lower interest expense, and favorable changes in other expense/(income).

Six Months Ended June 25, 2022 Compared to the Six Months Ended June 26, 2021:
Diluted EPS increased 95.3% to $0.84 for the six months ended June 25, 2022 compared to $0.43 for the six months ended June 26, 2021, primarily driven by the net income/(loss) factors discussed above.

	For the Six Months Ended
	June 25, 2022	June 26, 2021	$ Change	% Change
Diluted EPS	$0.84	$0.43	$0.41	95.3%
Restructuring activities	0.02	0.02	—
Unrealized losses/(gains) on commodity hedges	(0.01)	(0.02)	0.01
Impairment losses	0.47	0.26	0.21
Certain non-ordinary course legal and regulatory matters	—	0.05	(0.05)
Losses/(gains) on sale of business	—	0.29	(0.29)
Other losses/(gains) related to acquisitions and divestitures	(0.02)	—	(0.02)
Nonmonetary currency devaluation	0.01	—	0.01
Debt prepayment and extinguishment costs	(0.01)	0.28	(0.29)
Certain significant discrete income tax items	—	0.19	(0.19)
Adjusted EPS(a)	$1.30	$1.50	$(0.20)	(13.3)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.10)
Results of divested operations			(0.15)
Interest expense			0.08
Other expense/(income)			0.02
Effective tax rate			(0.05)
			$(0.20)
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 13.3% to $1.30 for the six months ended June 25, 2022 compared to $1.50 for the six months ended June 26, 2021. This decrease was primarily due to lower Adjusted EBITDA, which includes the unfavorable impact of our divestitures, and higher taxes on adjusted earnings, which more than offset lower interest expense, favorable changes in other expense/(income), higher divestiture-related license income, and lower equity award compensation expense.
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
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our condensed consolidated statement of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our condensed consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021, for additional information. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela, Argentina, and Turkey, which are all in our International segment.

Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in millions)
Net sales:
North America	$5,039	$5,202	$9,640	$10,202
International	1,515	1,413	2,959	2,807
Total net sales	$6,554	$6,615	$12,599	$13,009
Organic Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in millions)
Organic Net Sales(a):
North America	$5,056	$4,605	$9,658	$8,913
International	1,547	1,395	3,016	2,772
Total Organic Net Sales	$6,603	$6,000	$12,674	$11,685
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three and six months ended June 25, 2022 compared to the three and six months ended June 26, 2021 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(3.1)%	(0.3) pp	(12.6) pp	9.8%	13.1 pp	(3.3) pp
International	7.2%	(7.0) pp	3.2 pp	11.0%	10.3 pp	0.7 pp
Kraft Heinz	(0.9)%	(1.7) pp	(9.3) pp	10.1%	12.4 pp	(2.3) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Six Months Ended
North America	(5.5)%	(0.2) pp	(13.7) pp	8.4%	11.2 pp	(2.8) pp
International	5.4%	(5.9) pp	2.5 pp	8.8%	9.3 pp	(0.5) pp
Kraft Heinz	(3.2)%	(1.5) pp	(10.2) pp	8.5%	10.8 pp	(2.3) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in millions)
Segment Adjusted EBITDA:
North America	$1,348	$1,491	$2,521	$2,858
International	248	286	490	569
General corporate expenses	(76)	(71)	(149)	(141)
Depreciation and amortization (excluding restructuring activities)	(232)	(227)	(449)	(449)
Divestiture-related license income	13	—	27	—
Restructuring activities	(11)	(19)	(30)	(37)
Deal costs	—	1	(8)	(6)
Unrealized gains/(losses) on commodity hedges	(73)	2	19	39
Impairment losses	(630)	(113)	(685)	(343)
Certain non-ordinary course legal and regulatory matters	—	(62)	—	(62)
Equity award compensation expense (excluding restructuring activities)	(45)	(53)	(79)	(104)
Operating income/(loss)	542	1,235	1,657	2,324
Interest expense	234	613	476	1,028
Other expense/(income)	(91)	(23)	(189)	(53)
Income/(loss) before income taxes	$399	$645	$1,370	$1,349
North America:

	For the Three Months Ended			For the Six Months Ended
	June 25, 2022	June 26, 2021	% Change	June 25, 2022	June 26, 2021	% Change
	(in millions)			(in millions)
Net sales	$5,039	$5,202	(3.1)%	$9,640	$10,202	(5.5)%
Organic Net Sales(a)	5,056	4,605	9.8%	9,658	8,913	8.4%
Segment Adjusted EBITDA	1,348	1,491	(9.5)%	2,521	2,858	(11.8)%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 25, 2022 Compared to the Three Months Ended June 26, 2021:
Net sales decreased 3.1% to $5.0 billion for the three months ended June 25, 2022 compared to $5.2 billion for the three months ended June 26, 2021, including the unfavorable impacts of divestitures (12.6 pp) and foreign currency (0.3 pp). Organic Net Sales increased 9.8% to $5.1 billion for the three months ended June 25, 2022 compared to $4.6 billion for the three months ended June 26, 2021, driven by higher pricing (13.1 pp), which more than offset unfavorable volume/mix (3.3 pp). Higher pricing was primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in condiments and sauces, frozen, meat, powdered beverages, and desserts, which more than offset increases in foodservice.
Segment Adjusted EBITDA decreased 9.5% to $1.3 billion for the three months ended June 25, 2022 compared to $1.5 billion for the three months ended June 26, 2021, primarily due to higher commodity costs (mainly in dairy, packaging materials, soybean and vegetable oils, and meat); higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; the unfavorable impact of the Cheese Transaction and Nuts Transaction (6.7 pp); unfavorable volume/mix; and the unfavorable impact of foreign currency (0.2 pp). These decreases to Segment Adjusted EBITDA more than offset higher pricing and efficiency gains.
Six Months Ended June 25, 2022 Compared to the Six Months Ended June 26, 2021:
Net sales decreased 5.5% to $9.6 billion for the three months ended June 25, 2022 compared to $10.2 billion for the six months ended June 26, 2021, including the unfavorable impacts of divestitures (13.7 pp) and foreign currency (0.2 pp). Organic Net Sales increased 8.4% to $9.7 billion for the six months ended June 25, 2022 compared to $8.9 billion for the six months ended June 26, 2021, driven by higher pricing (11.2 pp), which more than offset unfavorable volume/mix (2.8 pp). Higher pricing was primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in condiments and sauces, frozen, meat, powdered beverages, and desserts, which more than offset increases in foodservice.

Segment Adjusted EBITDA decreased 11.8% to $2.5 billion for the six months ended June 25, 2022 compared to $2.9 billion for the six months ended June 26, 2021, primarily due to higher commodity costs (mainly in dairy, packaging materials, and meat); higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; the unfavorable impact of the Cheese Transaction and Nuts Transaction (7.4 pp); unfavorable volume/mix; and the unfavorable impact of foreign currency (0.2 pp). These decreases to Segment Adjusted EBITDA more than offset higher pricing and efficiency gains.
International:

	For the Three Months Ended			For the Six Months Ended
	June 25, 2022	June 26, 2021	% Change	June 25, 2022	June 26, 2021	% Change
	(in millions)			(in millions)
Net sales	$1,515	$1,413	7.2%	$2,959	$2,807	5.4%
Organic Net Sales(a)	1,547	1,395	11.0%	3,016	2,772	8.8%
Segment Adjusted EBITDA	248	286	(13.4)%	490	569	(13.9)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 25, 2022 Compared to the Three Months Ended June 26, 2021:
Net sales increased 7.2% to $1.5 billion for the three months ended June 25, 2022 compared to $1.4 billion for the three months ended June 26, 2021, including the favorable impact of acquisitions and divestitures (3.2 pp) and the unfavorable impact of foreign currency (7.0 pp). Organic Net Sales increased 11.0% to $1.5 billion for the three months ended June 25, 2022 compared to $1.4 billion for the three months ended June 26, 2021, driven by higher pricing (10.3 pp) and favorable volume/mix (0.7 pp). Higher pricing included increases across markets primarily to mitigate rising input costs. Favorable volume/mix was primarily driven by higher foodservice sales across most markets and growth in Brazil, which more than offset declines across categories in Australia and New Zealand and declines in infant nutrition in Russia.
Segment Adjusted EBITDA decreased 13.4% to $248 million for the three months ended June 25, 2022 compared to $286 million for the three months ended June 26, 2021, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; higher commodity costs including in packaging and energy; and the unfavorable impact of foreign currency (5.7 pp), which more than offset higher pricing and efficiency gains.
Six Months Ended June 25, 2022 Compared to the Six Months Ended June 26, 2021:
Net sales increased 5.4% to $3.0 billion for the six months ended June 25, 2022 compared to $2.8 billion for the six months ended June 26, 2021, including the favorable impact of acquisitions and divestitures (2.5 pp) and the unfavorable impact of foreign currency (5.9 pp). Organic Net Sales increased 8.8% to $3.0 billion for the six months ended June 25, 2022 compared to $2.8 billion for the six months ended June 26, 2021, driven by higher pricing (9.3 pp), which more than offset unfavorable volume/mix (0.5 pp). Higher pricing included increases across markets primarily to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in boxed dinners and condiments and sauces in the United Kingdom, declines across categories in Australia and New Zealand, and declines in condiments and sauces and infant nutrition in China, which more than offset higher foodservice sales across most markets and growth in Brazil.
Segment Adjusted EBITDA decreased 13.9% to $490 million for the six months ended June 25, 2022 compared to $569 million for the six months ended June 26, 2021, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement, manufacturing, and logistics costs; higher commodity costs including in packaging and energy; unfavorable volume/mix; and the unfavorable impact of foreign currency (4.7 pp), which more than offset higher pricing and efficiency gains.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, commercial paper programs, and our Senior Credit Facility will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations, payment of our anticipated quarterly dividends, planned capital expenditures, restructuring expenditures, and contributions to our postemployment benefit plans for the next 12 months. An additional potential source of liquidity is access to capital markets. We intend to use our cash on hand and commercial paper programs for daily funding requirements.
Acquisitions and Divestitures:
In the first quarter of 2022, we closed the Just Spices Acquisition for cash consideration of approximately $243 million. In the second quarter of 2022, we closed the Hemmer Acquisition for cash consideration of approximately $279 million.

In connection with the Cheese Transaction, which closed in the fourth quarter of 2021, we paid cash taxes of approximately $620 million in the second quarter of 2022, primarily to U.S. federal and state tax authorities.
See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on our acquisitions and divestitures.
Cash Flow Activity for the Six Months Ended June 25, 2022 Compared to the Six Months Ended June 26, 2021:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $788 million for the six months ended June 25, 2022 compared to $2.0 billion for the six months ended June 26, 2021. This decrease was primarily driven by higher cash tax payments on divestitures in 2022 related to the Cheese Transaction, higher cash outflows for inventories primarily related to stock rebuilding and increased input costs, and lower Adjusted EBITDA. These impacts were partially offset by lower cash outflows for interest primarily due to prior year reduction of long-term debt and lower cash outflows for variable compensation in 2022 compared to 2021.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $921 million for the six months ended June 25, 2022 compared to net cash provided by investing activities of $3.0 billion for the six months ended June 26, 2021. This change was primarily driven by proceeds from the Nuts Transaction in the prior year period as well as payments for the Just Spices Acquisition and Hemmer Acquisition and working capital adjustments related to the Cheese Transaction in the current year period. Capital expenditures were largely flat year over year. We expect 2022 capital expenditures to be approximately $1.0 billion as compared to 2021 capital expenditures of $905 million. Our 2022 capital expenditures are primarily for capital investments, largely for capacity expansion and cost improvement projects, maintenance, and technology. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Just Spices Acquisition, Hemmer Acquisition, the Nuts Transaction, and the Cheese Transaction.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $1.7 billion for the six months ended June 25, 2022 compared to $4.6 billion for the six months ended June 26, 2021. This change was primarily due to higher repayments of long-term debt and debt prepayment and extinguishment costs in 2021 related to the 2021 Tender Offers, Q2 2021 Repurchases, and Q2 2021 Debt Redemption. See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our debt repayments.
Cash Held by International Subsidiaries:
Of the $1.5 billion cash and cash equivalents on our condensed consolidated balance sheet at June 25, 2022, $859 million was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $10 million on approximately $130 million of historic earnings at June 25, 2022 and a deferred tax liability of approximately $10 million on approximately $135 million of historic earnings at December 25, 2021. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $865 million at June 25, 2022 and $820 million at December 25, 2021.

Borrowing Arrangements:
As of the date of this filing, our long-term debt is rated BBB- by S&P Global Ratings (“S&P”) and Fitch Ratings (“Fitch”) and Baa3 by Moody’s Investor Services, Inc. (“Moody’s”), with a positive outlook from S&P and a stable outlook from Fitch and Moody’s. In February 2020, Fitch and S&P downgraded our long-term credit rating from BBB- to BB+. These downgrades adversely affected our ability to access the commercial paper market. These downgrades did not constitute a default or event of default under any of our debt instruments. Our ability to borrow under the Existing Senior Credit Facility was not affected by the downgrades. Our long-term credit rating was upgraded from BB+ to BBB- by S&P in March 2022 and by Fitch in May 2022.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2027. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Existing Senior Credit Facility at June 25, 2022, at December 25, 2021, or during the six months ended June 25, 2022 or June 26, 2021.
The Credit Agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility.
We were in compliance with all financial covenants as of June 25, 2022.
Long-Term Debt:
Our long-term debt, including the current portion, was $20.9 billion at June 25, 2022 and $21.8 billion at December 25, 2021. This decrease was primarily due to the $381 million aggregate principal amount of senior notes that were repaid at maturity in June 2022, the approximately $268 million aggregate principal amount of senior notes repurchased in connection with the Q2 2022 Repurchases, and the $6 million aggregate principal amount of senior notes that were repaid at maturity in March 2022. We used cash on hand to fund the Q2 2022 Repurchases and to pay fees and expenses in connection therewith.
We have aggregate principal amounts of senior notes of approximately $315 million maturing in August 2022 and approximately 750 million euros maturing in June 2023.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of June 25, 2022.
See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our borrowing arrangements and our long-term debt activity and Note 17, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our long-term debt.
Equity and Dividends:
We paid common stock dividends of $980 million for the six months ended June 25, 2022 and $979 million for the six months ended June 26, 2021. Additionally, in the third quarter of 2022, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on September 23, 2022 to stockholders of record on August 26, 2022.
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
Summarized Statement of Income

For the Six Months Ended
June 25, 2022
Net sales	$8,187
Gross profit(a)	2,787
Intercompany service fees and other recharges	1,680
Operating income/(loss)	675
Equity in earnings/(losses) of subsidiaries	723
Net income/(loss)	1,041
Net income/(loss) attributable to common shareholders	1,041
(a)    For the six months ended June 25, 2022, the Obligor Group recorded $212 million of net sales to the non-guarantor subsidiaries and $17 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

	June 25, 2022	December 25, 2021
ASSETS
Current assets	$5,977	$6,484
Current assets due from affiliates(a)	1,746	2,890
Non-current assets	5,430	5,709
Goodwill	8,860	8,860
Intangible assets, net	2,162	2,222
Non-current assets due from affiliates(b)	207	207
LIABILITIES
Current liabilities	$5,483	$5,091
Current liabilities due to affiliates(a)	3,167	5,922
Non-current liabilities	21,980	23,120
Non-current liabilities due to affiliates(b)	592	600
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
During the six months ended June 25, 2022, we experienced higher commodity costs primarily for dairy, packaging materials, and meat as compared to the prior year period. We also experienced cost increases for energy, including diesel fuel, electricity, and natural gas; soybean and vegetable oils; corn products; and wheat products. These increases are primarily driven by overall market demand, inflationary pressures, and, in part, by the negative impact of the conflict between Russia and Ukraine on the global economy. We anticipate higher commodity costs to continue through at least 2022 due to inflationary pressures. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
Goodwill and Intangible Assets:
As of June 25, 2022, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $31.2 billion at June 25, 2022. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.7 billion as of June 25, 2022.

We test our reporting units and brands for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill. See Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for a discussion of the timing of the annual impairment test.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, inflation, or any factors that could be affected by COVID-19, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill or intangible asset impairments.
As detailed in Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Our reporting units and brands that have 20% or less excess fair value over carrying amount as of their latest 2022 impairment testing date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $4.5 billion as of the Q2 2022 Annual Impairment Test and included Northern Europe, Canada and North America Coffee (CNAC), and Continental Europe. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $26.7 billion as of the Q2 2022 Annual Impairment Test and included Taste, Meals, and Away from Home (TMA), Fresh, Beverages, and Desserts (FBD), and Asia. Our five remaining reporting units had no goodwill carrying amount at the time of the Q2 2022 Annual Impairment Test. As discussed in Note 4, Acquisitions and Divestitures, and Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, goodwill was subsequently added to our Latin America (LATAM) reporting unit as a result of the Hemmer Acquisition in the second quarter of 2022.
Brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $13.4 billion as of the Q2 2022 Annual Impairment Test and included Kraft, Miracle Whip, Maxwell House, Classico, Jet Puffed, Plasmon, and Quero. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $14.0 billion as of the Q2 2022 Annual Impairment Test. Although the remaining brands, with a carrying amount of $11.6 billion, have more than 50% excess fair value over carrying amount as of the latest 2022 impairment testing date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on our condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments. Our brands that have less than 10% excess fair value over carrying amount as of the Q2 2022 Annual Impairment Test are considered at a heightened risk of future impairments and include our Kraft, Miracle Whip, Maxwell House, Classico, Jet Puffed, and Plasmon brands, which had an aggregate carrying amount of $13.3 billion.
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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the Q2 2022 Annual Impairment Test for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$4.5	6.8%	7.3%	1.5%	1.5%
Brands (excess earnings method)	12.3	7.5%	7.5%	1.0%	1.0%
Brands (relief from royalty method)	1.1	7.3%	8.3%	1.3%	2.5%	1.0%	10.0%
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
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 20% or less excess fair value over carrying amount, as of the Q2 2022 Annual Impairment Test for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(1.1)	$1.3	$0.8	$(0.7)
Brands (excess earnings method)	(0.9)	1.1	0.4	(0.4)
Brands (relief from royalty method)	(0.1)	0.1	—	—	$0.2	$(0.2)
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended June 25, 2022
North America	$5,039	$(17)	$—	$5,056
International	1,515	(91)	59	1,547
Kraft Heinz	$6,554	$(108)	$59	$6,603

Three Months Ended June 26, 2021
North America	$5,202	$—	$597	$4,605
International	1,413	5	13	1,395
Kraft Heinz	$6,615	$5	$610	$6,000

Year-over-year growth rates
North America	(3.1)%	(0.3) pp	(12.6) pp	9.8%	13.1 pp	(3.3) pp
International	7.2%	(7.0) pp	3.2 pp	11.0%	10.3 pp	0.7 pp
Kraft Heinz	(0.9)%	(1.7) pp	(9.3) pp	10.1%	12.4 pp	(2.3) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Six Months Ended June 25, 2022
North America	$9,640	$(18)	$—	$9,658
International	2,959	(156)	99	3,016
Kraft Heinz	$12,599	$(174)	$99	$12,674

Six Months Ended June 26, 2021
North America	$10,202	$—	$1,289	$8,913
International	2,807	8	27	2,772
Kraft Heinz	$13,009	$8	$1,316	$11,685

Year-over-year growth rates
North America	(5.5)%	(0.2) pp	(13.7) pp	8.4%	11.2 pp	(2.8) pp
International	5.4%	(5.9) pp	2.5 pp	8.8%	9.3 pp	(0.5) pp
Kraft Heinz	(3.2)%	(1.5) pp	(10.2) pp	8.5%	10.8 pp	(2.3) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income/(loss)	$265	$(25)	$1,046	$543
Interest expense	234	613	476	1,028
Other expense/(income)	(91)	(23)	(189)	(53)
Provision for/(benefit from) income taxes	134	670	324	806
Operating income/(loss)	542	1,235	1,657	2,324
Depreciation and amortization (excluding restructuring activities)	232	227	449	449
Divestiture-related license income	(13)	—	(27)	—
Restructuring activities	11	19	30	37
Deal costs	—	(1)	8	6
Unrealized losses/(gains) on commodity hedges	73	(2)	(19)	(39)
Impairment losses	630	113	685	343
Certain non-ordinary course legal and regulatory matters	—	62	—	62
Equity award compensation expense (excluding restructuring activities)	45	53	79	104
Adjusted EBITDA	$1,520	$1,706	$2,862	$3,286

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Diluted EPS	$0.21	$(0.02)	$0.84	$0.43
Restructuring activities(a)	0.01	0.01	0.02	0.02
Unrealized losses/(gains) on commodity hedges(b)	0.04	—	(0.01)	(0.02)
Impairment losses(c)	0.44	0.07	0.47	0.26
Certain non-ordinary course legal and regulatory matters(d)	—	0.05	—	0.05
Losses/(gains) on sale of business(e)	—	0.27	—	0.29
Other losses/(gains) related to acquisitions and divestitures(f)	—	—	(0.02)	—
Nonmonetary currency devaluation(g)	0.01	—	0.01	—
Debt prepayment and extinguishment costs(h)	(0.01)	0.21	(0.01)	0.28
Certain significant discrete income tax items(i)	—	0.19	—	0.19
Adjusted EPS	$0.70	$0.78	$1.30	$1.50
(a)    Gross expenses included in restructuring activities were $11 million ($8 million after-tax) for the three months and $30 million ($22 million after-tax) for the six months ended June 25, 2022 and $19 million ($15 million after tax) for the three months and $37 million ($28 million after-tax) for the six months ended June 26, 2021 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $6 million for the three months and $10 million for the six months ended June 25, 2022 and $1 million for the three months and $4 million for the six months ended June 26, 2021; and
•SG&A included expenses of $5 million for the three months and $20 million for the six months ended June 25, 2022 and $18 million for the three months and $33 million for the six months ended June 26, 2021.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $73 million ($55 million after-tax) for the three months and income of $19 million ($14 million after-tax) for the six months ended June 25, 2022 and income of $2 million ($2 million after-tax) for the three months and $39 million ($29 million after-tax) for the six months ended June 26, 2021 and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $235 million ($235 million after-tax) for the three months and $224 million ($224 million after-tax) for the six months ended June 25, 2022 and $35 million ($35 million after-tax) for the three months and $265 million ($265 million after-tax) for the six months ended June 26, 2021, which were recorded in SG&A;
•Intangible asset impairment losses of $395 million ($303 million after-tax) for the three and six months ended June 25, 2022 and $78 million ($59 million after-tax) for the three and six months ended June 26, 2021, which were recorded in SG&A; and
•Property, plant and equipment, net asset impairment losses of $66 million ($50 million after-tax) for the six months ended June 25, 2022, which were recorded in cost of products sold.
(d)    Gross expenses included in certain non-ordinary course legal and regulatory matters were $62 million ($62 million after-tax) for the three and six months ended June 26, 2021 and were recorded in SG&A. These expenses related to an accrual in connection with the previously disclosed SEC investigation.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were income of $2 million ($2 million after-tax) for the three months and $1 million ($1 million after-tax) for the six months ended June 25, 2022 and expenses of $46 million ($333 million after-tax) for the three months and $65 million ($352 million after-tax) for the six months ended June 26, 2021 and were recorded in other expense/(income).
(f)    Gross expenses/(income) included in other losses/(gains) related to acquisitions and divestitures were income of $38 million ($29 million after-tax) for the six months ended June 25, 2022 and were recorded in other expense/(income).
(g)    Gross expenses included in nonmonetary currency devaluation were $6 million ($6 million after-tax) for the three months and $10 million ($10 million after-tax) for the six months ended June 25, 2022 and $4 million ($4 million after-tax) for the six months ended June 26, 2021 and were recorded in other expense/(income).
(h)    Gross expenses/(income) included in debt prepayment and extinguishment costs were income of    $9 million ($7 million after-tax) for the three and six months ended June 25, 2022 and expenses of $318 million ($255 million after-tax) for the three months and $424 million ($335 million after-tax) for the six months ended June 26, 2021 and were recorded in interest expense.
(i)    Certain significant discrete income tax items were an expense of $236 million for the three and six months ended June 26, 2021. This expense related to the revaluation of our deferred tax balances due to an increase in U.K. tax rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the six months ended June 25, 2022. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 25, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 25, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 25, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended June 25, 2022 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
3/27/2022 - 4/30/2022	1,139,815	$40.25	—	$—
5/1/2022 - 5/28/2022	154,186	41.24	—	—
5/29/2022 - 6/25/2022	752,912	37.27	—	—
Total	2,046,913		—
(a)    Includes (1) shares repurchased to offset the dilutive effect of the exercise of stock options using option exercise proceeds and the vesting of RSUs and PSUs and (2) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
(b)    We do not have any publicly-announced share repurchase plans or programs.

Item 6. Exhibits.

Exhibit No.	Descriptions
10.1
Credit Agreement, dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the initial lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-37482), filed on July 8, 2022).

22.1	List of Guarantor Subsidiaries.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1	The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended June 25, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*
104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in inline XBRL.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	July 28, 2022
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	July 28, 2022
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)