Form 10-Q
period 2022-09-24
Kraft Heinz Co
filed 2022-10-27
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2022
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

Securities registered pursuant to Section 12(b) of the Act

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

As of October 22, 2022, there were 1,224,930,164 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales	$6,505	$6,324	$19,104	$19,333
Cost of products sold	4,662	4,296	13,346	12,813
Gross profit	1,843	2,028	5,758	6,520
Selling, general and administrative expenses, excluding impairment losses	798	872	2,437	2,697
Goodwill impairment losses	220	—	444	265
Intangible asset impairment losses	74	—	469	78
Selling, general and administrative expenses	1,092	872	3,350	3,040
Operating income/(loss)	751	1,156	2,408	3,480
Interest expense	228	415	704	1,443
Other expense/(income)	(22)	(138)	(211)	(191)
Income/(loss) before income taxes	545	879	1,915	2,228
Provision for/(benefit from) income taxes	110	143	434	949
Net income/(loss)	435	736	1,481	1,279
Net income/(loss) attributable to noncontrolling interest	3	3	8	10
Net income/(loss) attributable to common shareholders	$432	$733	$1,473	$1,269
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.35	$0.60	$1.20	$1.04
Diluted earnings/(loss)	0.35	0.59	1.19	1.03
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income/(loss)	$435	$736	$1,481	$1,279
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(816)	(237)	(1,500)	12
Net deferred gains/(losses) on net investment hedges	324	96	581	52
Amounts excluded from the effectiveness assessment of net investment hedges	8	4	26	14
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(10)	(3)	(23)	(9)
Net deferred gains/(losses) on cash flow hedges	(29)	(6)	(101)	(70)
Amounts excluded from the effectiveness assessment of cash flow hedges	1	7	9	21
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	48	22	97	48
Net actuarial gains/(losses) arising during the period	(117)	(15)	(260)	58
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(4)	(5)	(15)	(18)
Total other comprehensive income/(loss)	(595)	(137)	(1,186)	108
Total comprehensive income/(loss)	(160)	599	295	1,387
Comprehensive income/(loss) attributable to noncontrolling interest	2	4	2	9
Comprehensive income/(loss) attributable to common shareholders	$(162)	$595	$293	$1,378
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	September 24, 2022	December 25, 2021
ASSETS
Cash and cash equivalents	$997	$3,445
Trade receivables (net of allowances of $52 at September 24, 2022 and $48 at December 25, 2021)	2,055	1,957
Inventories	3,535	2,729
Prepaid expenses	224	136
Other current assets	954	716
Assets held for sale	95	11
Total current assets	7,860	8,994
Property, plant and equipment, net	6,417	6,806
Goodwill	30,574	31,296
Intangible assets, net	42,354	43,542
Other non-current assets	2,787	2,756
TOTAL ASSETS	$89,992	$93,394
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$4	$14
Current portion of long-term debt	770	740
Trade payables	4,733	4,753
Accrued marketing	811	804
Interest payable	255	268
Other current liabilities	2,113	2,485
Total current liabilities	8,686	9,064
Long-term debt	19,296	21,061
Deferred income taxes	10,285	10,536
Accrued postemployment costs	194	205
Long-term deferred income	1,490	1,534
Other non-current liabilities	1,698	1,542
TOTAL LIABILITIES	41,649	43,942
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	37	4
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,242 shares issued and 1,227 shares outstanding at September 24, 2022; 1,235 shares issued and 1,224 shares outstanding at December 25, 2021)	12	12
Additional paid-in capital	52,077	53,379
Retained earnings/(deficit)	(208)	(1,682)
Accumulated other comprehensive income/(losses)	(3,004)	(1,824)
Treasury stock, at cost (15 shares at September 24, 2022 and 11 shares at December 25, 2021)	(729)	(587)
Total shareholders' equity	48,148	49,298
Noncontrolling interest	158	150
TOTAL EQUITY	48,306	49,448
TOTAL LIABILITIES AND EQUITY	$89,992	$93,394
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 25, 2021	$12	$53,379	$(1,682)	$(1,824)	$(587)	$150	$49,448
Net income/(loss) excluding redeemable noncontrolling interest	—	—	776	—	—	4	780
Other comprehensive income/(loss)	—	—	—	12	—	(1)	11
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	67	1	—	(18)	—	50
Balance at March 26, 2022	$12	$52,954	$(905)	$(1,812)	$(605)	$153	$49,797
Net income/(loss) excluding redeemable noncontrolling interest	—	—	265	—	—	2	267
Other comprehensive income/(loss)	—	—	—	(598)	—	(4)	(602)
Dividends declared-common stock ($0.40 per share)	—	(494)	—	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, and other	—	60	—	—	(81)	15	(6)
Balance at June 25, 2022	$12	$52,520	$(640)	$(2,410)	$(686)	$166	$48,962
Net income/(loss) excluding redeemable noncontrolling interest	—	—	432	—	—	4	436
Other comprehensive income/(loss)	—	—	—	(594)	—	(1)	(595)
Dividends declared-common stock ($0.40 per share)	—	(494)	—	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, and other	—	51	—	—	(43)	(11)	(3)
Balance at September 24, 2022	$12	$52,077	$(208)	$(3,004)	$(729)	$158	$48,306

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 26, 2020	$12	$55,096	$(2,694)	$(1,967)	$(344)	$140	$50,243
Net income/(loss)	—	—	563	—	—	5	568
Other comprehensive income/(loss)	—	—	—	69	—	(2)	67
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	77	—	—	(29)	—	48
Balance at March 27, 2021	$12	$54,678	$(2,131)	$(1,898)	$(373)	$143	$50,431
Net income/(loss)	—	—	(27)	—	—	2	(25)
Other comprehensive income/(loss)	—	—	—	178	—	—	178
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	72	—	—	(19)	—	53
Balance at June 26, 2021	$12	$54,255	$(2,158)	$(1,720)	$(392)	$145	$50,142
Net income/(loss)	—	—	733	—	—	3	736
Other comprehensive income/(loss)	—	—	—	(138)	—	1	(137)
Dividends declared-common stock ($0.40 per share)	—	(495)	—	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	63	—	—	(71)	—	(8)
Balance at September 25, 2021	$12	$53,823	$(1,425)	$(1,858)	$(463)	$149	$50,238
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 24, 2022	September 25, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,481	$1,279
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	685	677
Amortization of postemployment benefit plans prior service costs/(credits)	(11)	(5)
Divestiture-related license income	(41)	—
Equity award compensation expense	107	155
Deferred income tax provision/(benefit)	(184)	(120)
Postemployment benefit plan contributions	(14)	(21)
Goodwill and intangible asset impairment losses	913	343
Nonmonetary currency devaluation	16	4
Loss/(gain) on sale of business	(1)	(11)
Loss/(gain) on extinguishment of debt	(12)	571
Other items, net	6	(150)
Changes in current assets and liabilities:
Trade receivables	(208)	92
Inventories	(1,027)	(264)
Accounts payable	299	194
Other current assets	(136)	(96)
Other current liabilities	(356)	(200)
Net cash provided by/(used for) operating activities	1,517	2,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(632)	(655)
Payments to acquire business, net of cash acquired	(481)	—
Proceeds from sale of business, net of cash disposed and working capital adjustments	(20)	3,401
Other investing activities, net	95	(2)
Net cash provided by/(used for) investing activities	(1,038)	2,744
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,157)	(4,145)
Debt prepayment and extinguishment costs	(17)	(577)
Proceeds from issuance of commercial paper	228	—
Repayments of commercial paper	(228)	—
Dividends paid	(1,470)	(1,469)
Other financing activities, net	(167)	(142)
Net cash provided by/(used for) financing activities	(2,811)	(6,333)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(116)	(3)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(2,448)	(1,144)
Balance at beginning of period	3,446	3,418
Balance at end of period	$998	$2,274
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
Held for Sale
At September 24, 2022, we classified certain assets as held for sale in our condensed consolidated balance sheet, primarily relating to the divestiture of our powdered cheese business in our North America segment, inventory in our International segment, and certain manufacturing equipment and land use rights across the globe. At December 25, 2021, we classified certain assets as held for sale in our condensed consolidated balance sheet, including inventory in our International segment and certain manufacturing equipment and land use rights across the globe. See Note 4, Acquisitions and Divestitures, for additional information.

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. Restricted cash recorded in other non-current assets was $1 million at September 24, 2022 and $1 million at December 25, 2021. Total cash, cash equivalents, and restricted cash was $998 million at September 24, 2022 and $3,446 million at December 25, 2021.
Note 2. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.
Note 3. New Accounting Standards
Accounting Standards Not Yet Adopted
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers:
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-08 to amend the accounting for contract assets and contract liabilities acquired in a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance requires entities engaged in a business combination to recognize and measure contract assets acquired and contract liabilities assumed in accordance with ASC 606, Revenue from Contracts with Customers, rather than at fair value on the acquisition date. The amendments also apply to other contracts such as contract liabilities arising from nonfinancial assets under ASC 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The ASU will be effective beginning in the first quarter of 2023. Early adoption is permitted, including in an interim period. We currently expect to adopt ASU 2021-08 in the first quarter of 2023 on a prospective basis. While the impact of these amendments is dependent on the nature of any future transactions, we currently do not expect this ASU to have a significant impact on our financial statements and related disclosures.
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
Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations:
In September 2022, the FASB issued ASU 2022-04 to add disclosure requirements relative to supplier financing programs under ASC 405, Liabilities. The guidance requires entities that maintain supplier financing programs to provide information in their financial statements about their use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. Specifically, the amendment requires entities to disclose the key terms of their programs, amounts outstanding, balance sheet presentation, and a rollforward of amounts outstanding during the annual period. Only the amount outstanding at the end of the period is required to be disclosed in interim periods. The ASU will be effective beginning in the first quarter of 2023, except for the rollforward requirement, which is effective in fiscal year 2024. Early adoption is permitted. While we currently disclose the amounts outstanding on our existing Trade Payables Programs, we are currently reviewing the provisions of this new pronouncement but do not expect this ASU to have a significant impact on our financial statements and related disclosures.
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

The Hemmer Acquisition was accounted for under the acquisition method of accounting for business combinations. Total cash consideration related to the Hemmer Acquisition was approximately 1.3 billion Brazilian reais (approximately $279 million at the Hemmer Acquisition Date). A noncontrolling interest was recognized at fair value, which was determined to be the noncontrolling interest’s proportionate share of the acquiree’s identifiable net assets, as of the Hemmer Acquisition Date. As of the Hemmer Acquisition Date, we acquired 94% of the outstanding shares of Hemmer. In the third quarter of 2022, we completed the redemption of the remaining outstanding shares and own 100% of the controlling interest in Hemmer.
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. See Note 11, Financial Instruments, for additional information.
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
The Hemmer Acquisition preliminarily resulted in $219 million of non-tax deductible goodwill relating principally to Hemmer’s long-term experience and large presence operating in emerging markets. This goodwill was assigned to the Latin America (“LATAM”) reporting unit within our International segment. In the third quarter of 2022, we did not record any measurement period adjustments. See Note 7, Goodwill and Intangible Assets, for additional information.

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
The Just Spices Acquisition preliminarily resulted in $167 million of non-tax deductible goodwill relating principally to Just Spices’ social media presence. This goodwill was assigned to the Continental Europe reporting unit within our International segment. In the second quarter of 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the preliminary amount of goodwill was adjusted to $163 million. In the third quarter of 2022, we did not record any measurement period adjustments. See Note 7, Goodwill and Intangible Assets, for additional information.
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
The Assan Foods Acquisition was accounted for under the acquisition method of accounting for business combinations. Total consideration related to the Assan Foods Acquisition was approximately $79 million, including cash consideration of $70 million and contingent consideration of approximately $9 million. We utilized fair values at the Assan Foods Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Assan Foods Acquisition was final as of September 24, 2022.

The final purchase price allocation to assets acquired and liabilities assumed in the Assan Foods Acquisition was (in millions):

	Initial Allocation(a)	Adjustments	Final Allocation
Cash	$4	$—	$4
Trade receivables	24	—	24
Inventories	26	—	26
Other current assets	2	—	2
Property, plant and equipment, net	12	—	12
Identifiable intangible assets	—	16	16
Other non-current assets	4	1	5
Short-term debt	(21)	—	(21)
Current portion of long-term debt	(5)	—	(5)
Trade payables	(25)	—	(25)
Other current liabilities	(2)	—	(2)
Long-term debt	(4)	—	(4)
Other non-current liabilities	—	(4)	(4)
Net assets acquired	15	13	28
Goodwill on acquisition	64	(13)	51
Total consideration	$79	$—	$79
(a)    As reported in Note 4, Acquisitions and Divestitures, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021.
The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired.
In the fourth quarter of 2021, the Assan Foods Acquisition preliminarily resulted in $64 million of non-tax deductible goodwill relating principally to additional capacity that the Assan Foods manufacturing facilities will provide for our brands in the EMEA East region. This goodwill was assigned to the EMEA East reporting unit within our International segment. Following the measurement period adjustments made in the first quarter of 2022, the preliminary amount of goodwill was adjusted to $51 million as of March 26, 2022. In the second and third quarters of 2022, we did not record any measurement period adjustments. See Note 7, Goodwill and Intangible Assets, in this Quarterly Report on Form 10-Q as well as Note 9, Goodwill and Intangible Assets, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information.
The purchase price allocation to identifiable intangible assets acquired in the Assan Foods Acquisition was:

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
Deal Costs:
Related to our acquisitions, we incurred insignificant deal costs for the three and nine months ended September 24, 2022 and the three and nine months ended September 25, 2021. We recognized these deal costs in selling, general and administrative expenses (“SG&A”).

Divestitures
Powdered Cheese Transaction:
In August 2022, we entered into a definitive agreement with a third party, Kerry Group, to sell our business-to-business powdered cheese business for total estimated consideration of approximately $110 million (the “Powdered Cheese Transaction”). The net assets to be transferred in the Powdered Cheese Transaction include, among other things, the Albany, Minnesota manufacturing facility (collectively, the “Powdered Cheese Disposal Group”). The Powdered Cheese Transaction closed in the fourth quarter on September 30, 2022. The Powdered Cheese Transaction is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, it will not be reported as discontinued operations.
In the third quarter of 2022, we determined that the Powdered Cheese Disposal Group met the held for sale criteria. Accordingly, we have presented the assets and liabilities of the Powdered Cheese Disposal Group as held for sale on the condensed consolidated balance sheet at September 24, 2022. As of September 24, 2022, we assessed the fair value less costs to sell of the net assets of the Powdered Cheese Disposal Group and determined that their estimated fair value exceeded their carrying amount, and, as such, we expect to recognize a gain on sale of business in the fourth quarter of 2022.
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
Of the $3.3 billion total consideration, approximately $1.6 billion was attributed to the Cheese Divestiture Licenses based on the estimated fair value of the licensed portion of each brand. As of the Cheese Transaction Closing Date, the license income related to the Kraft and Velveeta Licenses will be recognized over approximately 30 years, and the license income related to the Philadelphia License will be recognized over approximately three years. Related to the Cheese Divestiture Licenses, we recognized approximately $14 million of license income for the three months and approximately $41 million for the nine months ended September 24, 2022, which was recorded as a reduction to SG&A and classified as divestiture-related license income. Additionally, at September 24, 2022, we have recorded approximately $1.5 billion in long-term deferred income and $56 million in other current liabilities on the condensed consolidated balance sheet related to the Cheese Divestiture Licenses.
In the first quarter of 2022, we reimbursed Lactalis approximately $20 million following a final inventory count performed after the Cheese Transaction closed. This amount reflects the difference between the estimated and actual value of inventory transferred, which was primarily driven by seasonal fluctuations in finished goods. The payment to Lactalis was recognized in our condensed consolidated statement of cash flows for the nine months ended September 24, 2022 as a cash outflow from investing activities in proceeds from sale of business, net of cash disposed and working capital adjustments.
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
Heinz India Transaction:
On January 30, 2019 (the “Heinz India Closing Date”), we sold 100% of our equity interests in Heinz India Private Limited (“Heinz India”) to two third-parties, Zydus Wellness Limited and Cadila Healthcare Limited (collectively, the “Buyers”) for approximately 46 billion Indian rupees (approximately $655 million at the Heinz India Closing Date) (the “Heinz India Transaction”). In connection with the Heinz India Transaction, we agreed to indemnify the Buyers from and against any tax losses for any taxable period prior to the Heinz India Closing Date, including taxes for which we are liable as a result of any transaction that occurred on or before such date. To determine the fair value of our tax indemnity we made various assumptions, including the range of potential dates the tax matters will be resolved, the range of potential future cash flows, the probabilities associated with potential resolution dates and potential future cash flows, and the discount rate. We recorded tax indemnity liabilities related to the Heinz India Transaction totaling approximately $48 million at the Heinz India Closing Date. We also recorded a corresponding $48 million reduction of the pre-tax gain on the Heinz India Transaction within other expense/(income) in our condensed consolidated statement of income in the first quarter of 2019. Future changes to the fair value of these tax indemnity liabilities will continue to impact other expense/(income) throughout the life of the exposures as a component of the gain on sale of business for the Heinz India Transaction. As of September 24, 2022, the tax indemnity liabilities were $39 million, including $13 million included within other current liabilities and $26 million in other non-current liabilities on our condensed consolidated balance sheet. There was no impact to the gain/(loss) on sale of business related to the tax indemnity liabilities for the nine months ended September 24, 2022 or the nine months ended September 25, 2021. We recognized an insignificant pre-tax loss on sale of business related to the Heinz India Transaction for the nine months ended September 24, 2022.
Deal Costs:
Related to our divestitures, we incurred insignificant deal costs for the three and nine months ended September 24, 2022 and the three and nine months ended September 25, 2021. We recognized these deal costs in SG&A.
Held for Sale
Our assets held for sale, by major class, were (in millions):

	September 24, 2022	December 25, 2021
ASSETS
Inventories	$30	$5
Property, plant and equipment, net	26	5
Goodwill	37	—
Intangible assets, net	2	1
Total assets held for sale	$95	$11
The balances held for sale at September 24, 2022 primarily relate to the Powdered Cheese Transaction in our North America segment, as well as inventory in our International segment related to the Cheese Transaction, and certain manufacturing equipment and land use rights across the globe. At December 25, 2021, balances held for sale included inventory in our International segment related to the Cheese Transaction and certain manufacturing equipment and land use rights across the globe.
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our restructuring activities.

Restructuring Activities:
We have restructuring programs globally, which are focused primarily on reducing our overall cost structure and streamlining our organizational design. For the nine months ended September 24, 2022, we eliminated approximately 470 positions related to these programs. As of September 24, 2022, we expect to eliminate approximately 70 additional positions during the remainder of 2022. For the three months ended September 24, 2022, restructuring activities resulted in expenses of $7 million and included $2 million of asset-related costs and $5 million of other implementation costs. For the nine months ended September 24, 2022, restructuring activities resulted in expenses of $37 million and included $9 million of severance and employee benefit costs, $9 million of asset-related costs, and $19 million of other implementation costs. Restructuring activities resulted in expenses of $15 million for the three months and $52 million for the nine months ended September 25, 2021.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 25, 2021	$27	$16	$43
Charges/(credits)	9	—	9
Cash payments	(30)	(4)	(34)
Balance at September 24, 2022	$6	$12	$18
We expect the majority of the liability for severance and employee benefit costs as of September 24, 2022 to be paid by the end of 2022. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2022 and 2026.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Severance and employee benefit costs - Cost of products sold	$—	$—	$(3)	$4
Severance and employee benefit costs - SG&A	—	4	12	6
Asset-related costs - Cost of products sold	2	—	9	—
Other costs - Cost of products sold	3	—	9	—
Other costs - SG&A	3	11	11	42
Other costs - Other expense/(income)	(1)	—	(1)	—
	$7	$15	$37	$52
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
North America	$4	$4	$30	$6
International	3	1	4	7
General corporate expenses	—	10	3	39
	$7	$15	$37	$52

Note 6. Inventories
Inventories consisted of the following (in millions):

	September 24, 2022	December 25, 2021
Packaging and ingredients	$812	$571
Spare parts	200	208
Work in process	306	268
Finished products	2,217	1,682
Inventories	$3,535	$2,729
At September 24, 2022 and December 25, 2021, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.
Note 7. Goodwill and Intangible Assets
Historically, we have tested our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. As discussed in further detail below, we performed an annual test as of March 27, 2022, the first day of our second quarter (the “Q2 2022 Annual Impairment Test”). Beginning in the third quarter of 2022 and for subsequent annual periods, we voluntarily changed the annual impairment assessment date to the first day of our third quarter and performed an additional annual impairment test as of June 26, 2022 (the “Q3 2022 Annual Impairment Test”). We believe this measurement date, which represents a change in the method of applying an accounting principle, better aligns with the timing of our strategic business planning process and financial forecasts, which are key components of the annual impairment tests and are typically completed in the third quarter of our fiscal year.
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International	Total
Balance at December 25, 2021	$28,242	$3,054	$31,296
Impairment losses	(455)	—	(455)
Acquisitions	—	386	386
Measurement period adjustments	—	(8)	(8)
Reclassified to assets held for sale	(37)	—	(37)
Translation adjustments and other	(68)	(540)	(608)
Balance at September 24, 2022	$27,682	$2,892	$30,574
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

At September 24, 2022, goodwill excluded amounts classified as held for sale related to the Powdered Cheese Transaction. See Note 4, Acquisitions and Divestitures, for additional information related to the Powdered Cheese Transaction and its financial statement impact.
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
We performed our post-reorganization impairment test in conjunction with our Q2 2022 Annual Impairment Test and tested the new North America reporting units (TMA, FBD, CNAC, and Other North America) along with the reporting units in our International segment. The new North America reporting units’ goodwill carrying amounts for the post-reorganization and Q2 2022 Annual Impairment Test reflected the pre-reorganization test results, including impairments recorded. We tested our reporting units for impairment as of the first day of our second quarter, which was March 27, 2022 for our Q2 2022 Annual Impairment Test. In performing this test, we incorporated information that was known through the date of filing of our Quarterly Report on Form 10-Q for the period ended June 25, 2022. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our Q2 2022 Annual Impairment Test, we determined that the fair value of each of the reporting units tested was in excess of its carrying amount.
We performed our Q3 2022 Annual Impairment Test as of June 26, 2022, which was our first day of the third quarter of 2022. In performing this test, we incorporated information that was known through the date of filing this Quarterly Report on Form 10-Q. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our Q3 2022 Annual Impairment Test, we recognized a non-cash impairment loss of approximately $220 million in SG&A in our North America segment related to our CNAC reporting unit. The impairment of our CNAC reporting unit was primarily driven by reduced revenue growth assumptions and negative macroeconomic factors, including increased interest rates and foreign currency exchange rates for the Canadian dollar relative to the U.S. dollar.

As of September 24, 2022, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $30.6 billion at September 24, 2022. As of the Q3 2022 Annual Impairment Test date, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $16.7 billion and included TMA, CNAC, and Continental Europe; and our reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $14.5 billion and included FBD, Northern Europe, Asia, and LATAM. As discussed above and in Note 4, Acquisitions and Divestitures, goodwill was added to our LATAM reporting unit as a result of the Hemmer Acquisition in the second quarter of 2022.
Accumulated impairment losses to goodwill were $11.3 billion as of September 24, 2022 and $10.9 billion at December 25, 2021.
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
Additional Goodwill Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill impairments.
Our reporting units that have 20% or less excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test date, these amounts are also associated with the acquisition of H. J. Heinz Company in 2013 by Berkshire Hathaway Inc. and 3G Global Food Holdings, LP (the “2013 Heinz Acquisition”) and the merger of Kraft Foods Group, Inc. with and into H.J. Heinz Holding Corporation in 2015 (the “2015 Merger”) and are recorded on our condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 25, 2021	$39,419
Impairment losses	(462)
Translation adjustments and other	(716)
Balance at September 24, 2022	$38,241

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
We performed our Q3 2022 Annual Impairment Test as of June 26, 2022, which was our first day of the third quarter of 2022. As a result of our Q3 2022 Annual Impairment Test we recognized a non-cash impairment loss of $67 million in SG&A in the third quarter of 2022 related to two brands, Jet Puffed and Plasmon. We recorded non-cash impairment losses of $50 million in our North America segment and $17 million in our International segment, consistent with ownership of the trademarks. The impairment of these brands was primarily due to reduced revenue growth assumptions. After these impairments, the aggregate carrying amount of these brands was $204 million.
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.2 billion at September 24, 2022. As of the Q3 2022 Annual Impairment Test date, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $16.6 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $2.5 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $19.4 billion.
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
Additional Indefinite-Lived Intangible Asset Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to intangible asset impairments.
Our brands that were impaired in 2022 and 2021 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on our condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	September 24, 2022			December 25, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,191	$(614)	$1,577	$2,091	$(556)	$1,535
Customer-related assets	3,645	(1,119)	2,526	3,617	(1,040)	2,577
Other	13	(3)	10	17	(6)	11
	$5,849	$(1,736)	$4,113	$5,725	$(1,602)	$4,123
At September 24, 2022 and December 25, 2021, definite-lived intangible assets excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $64 million for the three months and $193 million for the nine months ended September 24, 2022 and $60 million for the three months and $180 million for the nine months ended September 25, 2021. Aside from amortization expense, the change in definite-lived intangible assets from December 25, 2021 to September 24, 2022 primarily reflects $315 million of additions, which are largely related to the Hemmer Acquisition, the Just Spices Acquisition, and the Assan Foods Acquisition, the impact of foreign currency, and $7 million of non-cash impairment losses related to two trademarks in our International segment. See Note 4, Acquisitions and Divestitures, for additional information on these acquisitions. The impairment of definite-lived intangible assets in the third quarter of 2022 relates to two trademarks that had a net carrying value that was deemed not to be recoverable.
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
Note 8. Income Taxes
The provision for income taxes consists of provisions for federal, state, and non-U.S. income taxes. We operate in an international environment; accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, the calculation of the percentage point impact of goodwill impairment and other items on the effective tax rate are affected by income/(loss) before income taxes. Further, small movements in tax rates due to a change in tax law or a change in tax rates that causes us to revalue our deferred tax balances produces volatility in our effective tax rate. Our quarterly income tax provision is determined based on our estimated full year effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized on a discrete period basis in the income tax provision for the period in which they occur.
Our effective tax rate for the three months ended September 24, 2022 was an expense of 20.2% on pre-tax income. Our effective tax rate was impacted by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable net discrete items, including the revaluation of deferred tax balances due to changes in state tax rates and favorable changes in estimates of certain 2021 U.S. income and deductions. These impacts were partially offset by the impact of certain unfavorable net discrete items, primarily non-deductible goodwill impairments (10.3%).
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
Our effective tax rate for the nine months ended September 24, 2022 was an expense of 22.7% on pre-tax income. Our effective tax rate was impacted by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable net discrete items, primarily the revaluation of deferred tax balances due to changes in state tax rates. This impact was partially offset by the impact of certain unfavorable net discrete items, primarily non-deductible goodwill impairments (6.1%).
Our effective tax rate for the nine months ended September 25, 2021 was an expense of 42.6% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the tax impact related to the Nuts Transaction (13.0%), the revaluation of our deferred tax balances due to changes in international and state tax rates (9.0%), mainly an increase in U.K. tax rates, and non-deductible goodwill impairments (3.2%). These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and non-U.S. jurisdictions.

Other Income Tax Matters:
Related to the Cheese Transaction, we paid cash taxes of approximately $620 million in the second quarter of 2022.
Related to the Nuts Transaction, we paid cash taxes of approximately $700 million in the second half of 2021.
On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. We are currently evaluating the law and do not expect the Inflation Reduction Act to have a significant impact on our financial statements, including our annual estimated effective tax rate.
Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 25, 2021	11,778,068	$45.43
Granted	941,146	38.68
Forfeited	(1,008,060)	64.21
Exercised	(1,614,646)	27.11
Outstanding at September 24, 2022	10,096,508	45.86
The aggregate intrinsic value of stock options exercised during the period was $19 million for the nine months ended September 24, 2022.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 25, 2021	12,476,390	$33.08
Granted	3,001,791	37.62
Forfeited	(1,792,783)	33.30
Vested	(4,064,296)	33.23
Outstanding at September 24, 2022	9,621,102	34.40
The aggregate fair value of RSUs that vested during the period was $155 million for the nine months ended September 24, 2022.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 25, 2021	5,319,980	$27.24
Granted	1,737,198	34.45
Forfeited	(1,413,591)	20.44
Vested	(1,503,572)	28.42
Outstanding at September 24, 2022	4,140,015	32.15
The aggregate fair value of PSUs that vested during the period was $57 million for the nine months ended September 24, 2022.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our postemployment-related accounting policies.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Service cost	$1	$1	$3	$4
Interest cost	34	24	9	7
Expected return on plan assets	(48)	(50)	(17)	(23)
Amortization of prior service costs/(credits)	—	—	1	—
Settlements	1	(2)	—	—
Net pension cost/(benefit)	$(12)	$(27)	$(4)	$(12)

	For the Nine Months Ended
	U.S. Plans		Non-U.S. Plans
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Service cost	$3	$4	$10	$12
Interest cost	82	67	28	22
Expected return on plan assets	(145)	(140)	(53)	(71)
Amortization of prior service costs/(credits)	—	—	1	1
Amortization of unrecognized losses/(gains)	—	—	1	1
Settlements	—	(8)	—	—
Special/contractual termination benefits	—	3	—	—
Net pension cost/(benefit)	$(60)	$(74)	$(13)	$(35)
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
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $8 million during the nine months ended September 24, 2022 and plan to make further contributions of approximately $5 million during the remainder of 2022. We did not contribute to our U.S. pension plans during the nine months ended September 24, 2022 and do not plan to make contributions during the remainder of 2022. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2022. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Service cost	$1	$1	$3	$4
Interest cost	9	5	19	15
Expected return on plan assets	(13)	(12)	(40)	(36)
Amortization of prior service costs/(credits)	(5)	(2)	(12)	(6)
Amortization of unrecognized losses/(gains)	(3)	(4)	(12)	(12)
Curtailments	—	—	—	(4)
Net postretirement cost/(benefit)	$(11)	$(12)	$(42)	$(39)

We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. For the nine months ended September 25, 2021, we recognized a curtailment gain of $4 million related to the Nuts Transaction. This gain was recorded in other expense/(income) as a component of our pre-tax loss/(gain) on sale of business on the condensed consolidated statements of income for the nine months ended September 25, 2021.
Employer Contributions:
During the nine months ended September 24, 2022, we contributed $6 million to our postretirement benefit plans. We plan to make further contributions of approximately $7 million to our postretirement benefit plans during the remainder of 2022. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2022. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	September 24, 2022	December 25, 2021
Commodity contracts	$1,036	$592
Foreign exchange contracts	3,148	3,359
Cross-currency contracts	6,789	7,239
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	September 24, 2022
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$60	$14	$60	$14
Cross-currency contracts(b)	—	—	637	320	637	320
Derivatives not designated as hedging instruments:
Commodity contracts(c)	45	68	2	22	47	90
Foreign exchange contracts(a)	—	—	72	88	72	88
Total fair value	$45	$68	$771	$444	$816	$512
(a)    At September 24, 2022, the fair value of our derivative assets was recorded in other current assets ($102 million) and other non-current assets ($30 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($69 million) and other non-current liabilities ($33 million).
(b)    At September 24, 2022, the fair value of our derivative assets was recorded in other current assets ($271 million) and other non-current assets ($366 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($131 million) and other non-current liabilities ($189 million).
(c)     At September 24, 2022, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $457 million at September 24, 2022 and $155 million at December 25, 2021. At September 24, 2022, we had posted collateral of $24 million related to commodity derivative margin requirements, which was included in prepaid expenses on our condensed consolidated balance sheet. At December 25, 2021, we had collected collateral related to commodity derivative margin requirements of $12 million, which was included in other current liabilities on our condensed consolidated balance sheet.
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
Net Investment Hedging:
At September 24, 2022, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €650 million and £400 million;
•Cross-currency contracts with notional amounts of £339 million ($450 million), C$1.4 billion ($1.1 billion), €1.9 billion ($2.1 billion), and ¥9.6 billion ($85 million); and
•Foreign exchange contract denominated in euro with an aggregate notional amount of $84 million.

We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At September 24, 2022, we had euro intercompany loans with an aggregate notional amount of $135 million and a Polish zloty intercompany loan with an aggregate notional amount of $19 million designated as net investment hedges.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.
Cash Flow Hedge Coverage:
At September 24, 2022, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next three years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next six years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at September 24, 2022 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains during the next 12 months on foreign currency cash flow hedges to be approximately $23 million and on cross-currency cash flow hedges to be approximately $14 million. Additionally, we expect transfers to net income/(loss) of unrealized losses on interest rate cash flow hedges during the next 12 months to be insignificant.
Acquisition Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. These derivative contracts settled in the second quarter of 2022. The related derivative gains were $38 million for the nine months ended September 24, 2022, and were recorded within other expense/(income). These gains are classified as other losses/(gains) related to acquisitions and divestitures. The related cash flows were classified as cash inflows from investing activities on the condensed consolidated statement of cash flows. See Note 4, Acquisitions and Divestitures, for additional information related to the Hemmer Acquisition.
Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Cash flow hedges:
Foreign exchange contracts	$—	$—	$1	$(1)	Net sales
Foreign exchange contracts	38	24	44	(16)	Cost of products sold
Foreign exchange contracts (excluded component)	(8)	—	(13)	—	Cost of products sold
Foreign exchange contracts	2	—	3	—	SG&A
Cross-currency contracts	(99)	(33)	(208)	(65)	Other expense/(income)
Cross-currency contracts (excluded component)	8	7	22	21	Other expense/(income)
Cross-currency contracts	(9)	(5)	(23)	(15)	Interest expense
Net investment hedges:
Foreign exchange contracts	11	2	23	2	Other expense/(income)
Foreign exchange contracts (excluded component)	—	1	(1)	1	Interest expense
Cross-currency contracts	287	98	512	31	Other expense/(income)
Cross-currency contracts (excluded component)	11	5	35	17	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$241	$99	$395	$(25)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	September 24, 2022				September 25, 2021
	Cost of products sold	SG&A	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,662	$1,092	$228	$(22)	$4,296	$415	$(138)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$1	$2	$—	$—	$(13)	$—	$—
Foreign exchange contracts (excluded component)	(2)	—	—	—	(1)	—	—
Interest rate contracts	—	—	(1)	—	—	—	—
Cross-currency contracts	—	—	(8)	(90)	—	(6)	(22)
Cross-currency contracts (excluded component)	—	—	—	8	—	—	7
Net investment hedges:
Cross-currency contracts (excluded component)	—	—	11	—	—	4	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(56)	—	—	—	53	—	—
Foreign exchange contracts	—	—	—	(50)	—	—	(13)
Cross-currency contracts	—	—	—	(2)	—	—	5
Total gains/(losses) recognized in statements of income	$(57)	$2	$2	$(134)	$39	$(2)	$(23)

	For the Nine Months Ended
	September 24, 2022				September 25, 2021
	Cost of products sold	SG&A	Interest expense	Other expense/(income)	Cost of products sold	SG&A	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$13,346	$3,350	$704	$(211)	$12,813	$3,040	$1,443	$(191)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(6)	$2	$—	$—	$(32)	$(1)	$—	$—
Foreign exchange contracts (excluded component)	(5)	—	—	—	(2)	—	—	—
Interest rate contracts	—	—	(1)	—	—	—	—	—
Cross-currency contracts	—	—	(23)	(170)	—	—	(16)	(50)
Cross-currency contracts (excluded component)	—	—	—	22	—	—	—	20
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	(1)	—	—	—	1	—
Cross-currency contracts (excluded component)	—	—	31	—	—	—	11	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	92	—	—	—	147	—	—	—
Foreign exchange contracts	—	—	—	(47)	—	—	—	(33)
Cross-currency contracts	—	—	—	—	—	—	—	9
Total gains/(losses) recognized in statements of income	$81	$2	$6	$(195)	$113	$(1)	$(4)	$(54)
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $129 million for the three months and $230 million for the nine months ended September 24, 2022 and pre-tax gains of $27 million for the three months and $32 million for the nine months ended September 25, 2021. These amounts were recognized in other comprehensive income/(loss).

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 25, 2021	$(2,285)	$364	$97	$(1,824)
Foreign currency translation adjustments	(1,494)	—	—	(1,494)
Net deferred gains/(losses) on net investment hedges	581	—	—	581
Amounts excluded from the effectiveness assessment of net investment hedges	26	—	—	26
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(23)	—	—	(23)
Net deferred gains/(losses) on cash flow hedges	—	—	(101)	(101)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	9	9
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	97	97
Net actuarial gains/(losses) arising during the period	—	(260)	—	(260)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(15)	—	(15)
Total other comprehensive income/(loss)	(910)	(275)	5	(1,180)
Balance as of September 24, 2022	$(3,195)	$89	$102	$(3,004)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	September 24, 2022			September 25, 2021
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(815)	$—	$(815)	$(238)	$—	$(238)
Net deferred gains/(losses) on net investment hedges	427	(103)	324	127	(31)	96
Amounts excluded from the effectiveness assessment of net investment hedges	11	(3)	8	6	(2)	4
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(11)	1	(10)	(4)	1	(3)
Net deferred gains/(losses) on cash flow hedges	(68)	39	(29)	(14)	8	(6)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	1	1	7	—	7
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	90	(42)	48	35	(13)	22
Net actuarial gains/(losses) arising during the period	(154)	37	(117)	(20)	5	(15)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(6)	2	(4)	(8)	3	(5)

	For the Nine Months Ended
	September 24, 2022			September 25, 2021
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(1,494)	$—	$(1,494)	$13	$—	$13
Net deferred gains/(losses) on net investment hedges	765	(184)	581	65	(13)	52
Amounts excluded from the effectiveness assessment of net investment hedges	34	(8)	26	18	(4)	14
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(30)	7	(23)	(12)	3	(9)
Net deferred gains/(losses) on cash flow hedges	(183)	82	(101)	(97)	27	(70)
Amounts excluded from the effectiveness assessment of cash flow hedges	9	—	9	21	—	21
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	181	(84)	97	81	(33)	48
Net actuarial gains/(losses) arising during the period	(345)	85	(260)	78	(20)	58
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(22)	7	(15)	(24)	6	(18)
The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$—	$1	$(1)	Interest expense
Cross-currency contracts(a)	(11)	(4)	(31)	(11)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	1	14	11	34	Cost of products sold
Foreign exchange contracts(b)	(2)	—	(2)	1	SG&A
Cross-currency contracts(b)	82	15	148	30	Other expense/(income)
Cross-currency contracts(b)	8	6	23	16	Interest expense
Interest rate contracts(c)	1	—	1	—	Interest expense
Losses/(gains) on hedges before income taxes	79	31	151	69
Losses/(gains) on hedges, income taxes	(41)	(12)	(77)	(30)
Losses/(gains) on hedges	$38	$19	$74	$39
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(3)	$(3)	$(11)	$(10)
Amortization of prior service costs/(credits)(d)	(4)	(2)	(11)	(5)
Settlement and curtailment losses/(gains)(d)	1	(3)	—	(9)
Losses/(gains) on postemployment benefits before income taxes	(6)	(8)	(22)	(24)
Losses/(gains) on postemployment benefits, income taxes	2	3	7	6
Losses/(gains) on postemployment benefits	$(4)	$(5)	$(15)	$(18)
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
Note 13. Financing Arrangements
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $166 million at September 24, 2022 and approximately $215 million at December 25, 2021 on our condensed consolidated balance sheets related to these arrangements.
Note 14. Commitments, Contingencies, and Debt
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

Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities were also named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Company Derivative Litigation, which was filed in the Delaware Court of Chancery. The consolidated amended complaint, which was filed on April 27, 2020, alleged state law claims, contending that the 3G Entities were controlling stockholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint further alleged that certain of The Kraft Heinz Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by supposedly approving or allowing the 3G Entities’ alleged insider trading. The complaint sought relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the consolidated amended complaint, which motion the Delaware Chancery Court granted in an order dated December 15, 2021. The plaintiffs filed a notice of appeal on January 13, 2022, and the Delaware Supreme Court affirmed the trial court’s dismissal with prejudice of the consolidated amended complaint in an order dated August 1, 2022.
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
Borrowing Arrangements:
In July 2022, together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we entered into a new credit agreement (the “Credit Agreement”), which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (the “Senior Credit Facility”) that will mature on July 8, 2027 and replaced our then existing credit facility (the “Previous Senior Credit Facility”).
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

No amounts were drawn on our Senior Credit Facility at September 24, 2022, our Previous Senior Credit Facility at December 25, 2021, or on either the Senior Credit Facility or Previous Senior Credit Facility during the nine months ended September 24, 2022 or September 25, 2021. We were in compliance with all financial covenants as of September 24, 2022.
Open Market Debt Repurchases:
2022 Open Market Debt Repurchases
During the nine months ended September 24, 2022, we repurchased approximately $448 million of certain of our senior notes under Rule 10b5-1 plans, including $268 million in the second quarter of 2022 (the “Q2 2022 Repurchases”) and $180 million in the third quarter of 2022 (the “Q3 2022 Repurchases” and, together with the Q2 2022 Repurchases, the “2022 Repurchases”). The $448 million repurchased during the nine months ended September 24, 2022 included approximately $133 million aggregate principal amount of 6.500% senior notes due February 2040, approximately $70 million aggregate principal amount of 5.200% senior notes due July 2045, approximately $63 million aggregate principal amount of 7.125% senior notes due August 2039, approximately $61 million aggregate principal amount of 5.000% senior notes due June 2042, approximately $34 million aggregate principal amount of 4.875% senior notes due October 2049, approximately $29 million aggregate principal amount of 5.000% senior notes due July 2035, approximately $29 million aggregate principal amount of 6.875% senior notes due January 2039, approximately $14 million aggregate principal amount of 6.375% senior notes due July 2028, approximately $9 million aggregate principal amount of 5.500% senior notes due June 2050, approximately $4 million aggregate principal amount of 4.625% senior notes due October 2039, and approximately $2 million aggregate principal amount of 4.625% senior notes due January 2029.
In connection with the 2022 Repurchases, we recognized a net gain on extinguishment of debt of approximately $12 million within interest expense on the condensed consolidated statements of income for the nine months ended September 24, 2022, which included a net gain of $9 million in the second quarter of 2022 related to the Q2 2022 Repurchases and a net gain of $3 million in the third quarter of 2022 related to the Q3 2022 Repurchases. This gain primarily reflects the write-off of unamortized premiums partially offset by the payment of net premiums associated with the repurchases. Related to the 2022 Repurchases, we recognized debt prepayment and extinguishment costs of $17 million on the condensed consolidated statement of cash flows for the nine months ended September 24, 2022, which reflect the $12 million net gain on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $30 million and unamortized debt issuance costs of $1 million.
2021 Open Market Debt Repurchases
During the nine months ended September 25, 2021, we repurchased approximately $428 million of certain of our senior notes under Rule 10b5-1 plans, including $207 million in the second quarter of 2021 (the “Q2 2021 Repurchases”) and $221 million in the third quarter of 2021 (the “Q3 2021 Repurchases” and, together with the Q2 2021 Repurchases, the “2021 Repurchases”). See Note 15, Commitments, Contingencies, and Debt, to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2021 for the amount extinguished by senior notes in the 2021 Repurchases.
In connection with the 2021 Repurchases, we recognized a loss on extinguishment of debt of approximately $80 million within interest expense on the condensed consolidated statements of income for the nine months ended September 25, 2021, which included a loss of $28 million in the second quarter of 2021 related to the Q2 2021 Repurchases and a loss of $52 million in the third quarter of 2021 related to the Q3 2021 Repurchases. These losses primarily reflect the payment of premiums associated with the repurchases as well as the write-off of unamortized debt issuance costs, premiums, and discounts. Related to the 2021 Repurchases, we recognized debt prepayment and extinguishment costs of $82 million on the condensed consolidated statement of cash flows for the nine months ended September 25, 2021, which reflect the $80 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $5 million, unamortized discounts of $1 million, and unamortized debt issuance costs of $2 million.
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
See Note 15, Commitments, Contingencies, and Debt, to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2021 for the amount extinguished by senior notes in the 2021 Tender Offers during the nine month period ended September 25, 2021.
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
Debt Redemptions:
2021 Debt Redemptions
In April 2021, KHFC issued a notice of redemption of all of its 4.000% senior notes due June 2023, effective May 1, 2021 (the “Q2 2021 Debt Redemption”). Prior to the Q2 2021 Deb Redemption, approximately $447 million aggregate principal amount was outstanding.
In June 2021, KHFC issued a notice of redemption of all of its 3.950% senior notes due July 2025, effective July 14, 2021 (the “Q3 2021 Debt Redemption” and, together with the Q2 2021 Debt Redemption, the “2021 Debt Redemptions”). Prior to the Q3 2021 Debt Redemption, approximately $797 million aggregate principal amount was outstanding.
In connection with the 2021 Debt Redemptions, we recognized a loss on extinguishment of debt of $129 million within interest expense on the condensed consolidated statements of income for the nine months ended September 25, 2021, which included a loss of $34 million in the second quarter of 2021 related to the Q2 2021 Debt Redemption and a loss of $95 million in the third quarter of 2021 related to the Q3 2021 Debt Redemption. These losses primarily reflect the payment of premiums and fees associated with the redemptions as well as the write-off of unamortized debt issuance costs. Related to the 2021 Debt Redemptions, we recognized debt prepayment and extinguishment costs of $126 million on the condensed consolidated statement of cash flows for the nine months ended September 25, 2021, which reflect the $129 million loss on extinguishment of debt adjusted for the non-cash write-off of unamortized debt issuance costs of $3 million.
Debt Repayments:
In August 2022, we repaid $315 million aggregate principal amount of floating rate senior notes that matured in the period.
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
Fair Value of Debt:
At September 24, 2022, the aggregate fair value of our total debt was $18.4 billion as compared with a carrying value of $20.1 billion. At December 25, 2021, the aggregate fair value of our total debt was $25.7 billion as compared with a carrying value of $21.8 billion. Our short-term debt had a carrying value that approximated its fair value at September 24, 2022 and December 25, 2021. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$432	$733	$1,473	$1,269
Weighted average shares of common stock outstanding	1,227	1,225	1,226	1,224
Net earnings/(loss)	$0.35	$0.60	$1.20	$1.04
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$432	$733	$1,473	$1,269
Weighted average shares of common stock outstanding	1,227	1,225	1,226	1,224
Effect of dilutive equity awards	8	11	9	11
Weighted average shares of common stock outstanding, including dilutive effect	1,235	1,236	1,235	1,235
Net earnings/(loss)	$0.35	$0.59	$1.19	$1.03
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 8 million for the three months and 7 million for the nine months ended September 24, 2022 and 8 million for the three months and 7 million for the nine months ended September 25, 2021.
Note 16. Segment Reporting
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales:
North America	$5,016	$4,941	$14,656	$15,143
International	1,489	1,383	4,448	4,190
Total net sales	$6,505	$6,324	$19,104	$19,333

Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Segment Adjusted EBITDA:
North America	$1,213	$1,273	$3,734	$4,131
International	243	252	733	821
General corporate expenses	(58)	(46)	(207)	(187)
Depreciation and amortization (excluding restructuring activities)	(227)	(228)	(676)	(677)
Divestiture-related license income	14	—	41	—
Restructuring activities	(8)	(15)	(38)	(52)
Deal costs	—	(2)	(8)	(8)
Unrealized gains/(losses) on commodity hedges	(84)	(27)	(65)	12
Impairment losses	(314)	—	(999)	(343)
Certain non-ordinary course legal and regulatory matters	—	—	—	(62)
Equity award compensation expense (excluding restructuring activities)	(28)	(51)	(107)	(155)
Operating income/(loss)	751	1,156	2,408	3,480
Interest expense	228	415	704	1,443
Other expense/(income)	(22)	(138)	(211)	(191)
Income/(loss) before income taxes	$545	$879	$1,915	$2,228
Net sales by platform were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Taste Elevation	$2,040	$1,776	$6,020	$5,428
Fast Fresh Meals	1,468	1,687	4,300	4,955
Easy Meals Made Better	1,261	1,236	3,726	3,541
Real Food Snacking	367	332	1,023	1,454
Flavorful Hydration	516	440	1,527	1,345
Easy Indulgent Desserts	248	246	719	710
Other	605	607	1,789	1,900
Total net sales	$6,505	$6,324	$19,104	$19,333
In the fourth quarter of 2021, following the divestiture of certain of our global cheese businesses, we reorganized certain products within our platforms to reflect how we plan to manage our business going forward, including the role assigned to these products and platforms within our business. We have reflected these changes in all historical periods presented.

Net sales by product category were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Condiments and sauces	$2,048	$1,789	$6,012	$5,432
Cheese and dairy	932	1,217	2,745	3,645
Ambient foods	730	724	2,136	2,059
Frozen and chilled foods	731	666	2,113	1,997
Meats and seafood	704	679	2,025	1,958
Refreshment beverages	516	443	1,530	1,352
Coffee	213	200	644	614
Infant and nutrition	94	115	305	341
Desserts, toppings, and baking	276	277	808	801
Nuts and salted snacks	—	6	—	458
Other	261	208	786	676
Total net sales	$6,505	$6,324	$19,104	$19,333
Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Amortization of postemployment benefit plans prior service costs/(credits)	$(4)	$(2)	$(11)	$(5)
Net pension and postretirement non-service cost/(benefit)(a)	(28)	(55)	(120)	(162)
Loss/(gain) on sale of business(b)	—	(76)	(1)	(11)
Interest income	(7)	(4)	(18)	(13)
Foreign exchange losses/(gains)	(117)	(26)	(254)	(56)
Derivative losses/(gains)	134	23	195	54
Other miscellaneous expense/(income)	—	2	(2)	2
Other expense/(income)	$(22)	$(138)	$(211)	$(191)
(a) Excludes amortization of postemployment benefit plans prior service costs/(credits).
(b) Includes a gain on the remeasurement of a disposal group that was reclassified as held and used in the third quarter of 2021.
We present all non-service cost components of net pension cost/(benefit) and net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income. See Note 10, Postemployment Benefits, for additional information on these components, including any curtailments and settlements, as well as information on our prior service costs/(credits) amortization. See Note 4, Acquisitions and Divestitures, for additional information related to our loss/(gain) on sale of business. See Note 11, Financial Instruments, for information related to our derivative impacts.
Other expense/(income) was $22 million of income for the three months ended September 24, 2022 compared to $138 million of income for the three months ended September 25, 2021. This change was primarily driven by a $134 million net loss on derivative activities in the third quarter of 2022 compared to a $23 million net loss on derivative activities in the third quarter of 2021, a $76 million net gain on sales of businesses in the third quarter of 2021, and a $27 million decrease in net pension and postretirement non-service benefits compared to the prior year period. These impacts were partially offset by a $117 million net foreign exchange gain in the third quarter of 2022 compared to a $26 million net foreign exchange gain in the third quarter of 2021.
Other expense/(income) was $211 million of income for the nine months ended September 24, 2022 compared to $191 million of income for the nine months ended September 25, 2021. This change was primarily driven by a $254 million net foreign exchange gain in 2022 compared to a $56 million net foreign exchange gain in 2021. These impacts were partially offset by a $195 million net loss on derivative activities in 2022 compared to a $54 million net loss on derivative activities in 2021 and a $42 million decrease in net pension and postretirement non-service benefits compared to the prior year.

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
See Note 16, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Acquisitions and Divestitures:
We closed the Hemmer Acquisition in the second quarter of 2022, the Just Spices Acquisition in the first quarter of 2022, and the Assan Foods Acquisitions in the fourth quarter of 2021, each in our International segment. Additionally, we completed the Nuts Transaction in the second quarter of 2021 and the Cheese Transaction in the fourth quarter of 2021. The Nuts Transaction and the Cheese Transaction are not, individually or in the aggregate, considered a strategic shift that will have a major effect on our operations or financial results; therefore, the results of these businesses are included in continuing operations through the date of each sale in the prior year period. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on our acquisition and divestiture activities.
Russia and Ukraine Conflict:
For the nine months ended September 24, 2022, approximately 1% of consolidated net sales, Adjusted EBITDA, and net income/(loss) were generated from our business in Russia. For the year ended December 25, 2021, approximately 1% of consolidated net sales were generated from our business in Russia, while Adjusted EBITDA and net income/(loss) were each insignificant. As of September 24, 2022, we had approximately 1,100 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. Further, we have experienced cost increases globally for certain commodities, including packaging materials, energy, soybean and vegetable oils, corn products, and wheat products due to overall market demand, inflationary pressures, and, in part, to the negative impact of the conflict between Russia and Ukraine on the global economy. We will continue to monitor the impact that this conflict has on our business; however, through the third quarter of 2022, the conflict between Russia and Ukraine has not had a material impact on our financial condition, results of operations, or cash flows.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $444 million, intangible asset impairment losses of $469 million, and property, plant and equipment, net asset impairment losses of $86 million for the nine months ended September 24, 2022 compared to goodwill impairment losses of $265 million and intangible asset impairment losses of $78 million for the nine months ended September 25, 2021. See Note 7, Goodwill and Intangible Assets, and Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on these impairment losses.

Inflation and Supply Chain Impacts:
During the nine months ended September 24, 2022, we have continued to experience increasing commodity costs and supply chain costs, including logistics, procurement, and manufacturing costs, largely due to inflationary pressures, as compared to the prior year period. We expect this cost inflation to continue to remain elevated into 2023. While these costs have a negative impact on our results of operations, we are currently taking measures to mitigate, and expect to continue to take measures to mitigate, the impact of this inflation through pricing actions and efficiency gains. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted and could continue to negatively impact our market share.
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
We continue to observe a competitive labor market. Employee turnover, changes in the availability of our workers, and labor shortages in our supply chain have resulted in, and could continue to result in, increased costs and have, and could again, impact our ability to meet consumer demand, both of which could negatively affect our financial condition, results of operations, and cash flows.
Results of Operations
We disclose in this report certain non-GAAP financial measures. These non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our underlying operations. For additional information and reconciliations to the most closely comparable financial measures presented in our condensed consolidated financial statements, which are calculated in accordance with U.S. GAAP see Non-GAAP Financial Measures.
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	September 24, 2022	September 25, 2021	% Change	September 24, 2022	September 25, 2021	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,505	$6,324	2.9%	$19,104	$19,333	(1.2)%
Operating income/(loss)	751	1,156	(35.0)%	2,408	3,480	(30.8)%
Net income/(loss)	435	736	(40.8)%	1,481	1,279	15.8%
Net income/(loss) attributable to common shareholders	432	733	(41.0)%	1,473	1,269	16.1%
Diluted EPS	0.35	0.59	(40.7)%	1.19	1.03	15.5%
Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	September 24, 2022	September 25, 2021	% Change	September 24, 2022	September 25, 2021	% Change
	(in millions)			(in millions)
Net sales	$6,505	$6,324	2.9%	$19,104	$19,333	(1.2)%
Organic Net Sales(a)	6,582	5,898	11.6%	19,244	17,572	9.5%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 24, 2022 Compared to the Three Months Ended September 25, 2021:
Net sales increased 2.9% to $6.5 billion for the three months ended September 24, 2022 compared to $6.3 billion for the three months ended September 25, 2021, including the unfavorable impacts of acquisitions and divestitures (6.4 pp) and foreign currency (2.3 pp). Organic Net Sales increased 11.6% to $6.6 billion for the three months ended September 24, 2022 compared to $5.9 billion for the three months ended September 25, 2021, primarily driven by higher pricing (15.4 pp), which more than offset unfavorable volume/mix (3.8 pp). Pricing was higher in both segments, while volume/mix was unfavorable in both segments.
Nine Months Ended September 24, 2022 Compared to the Nine Months Ended September 25, 2021:
Net sales decreased 1.2% to $19.1 billion for the nine months ended September 24, 2022 compared to $19.3 billion for the nine months ended September 25, 2021, including the unfavorable impacts of acquisitions and divestitures (9.0 pp) and foreign currency (1.7 pp). Organic Net Sales increased 9.5% to $19.2 billion for the nine months ended September 24, 2022 compared to $17.6 billion for the nine months ended September 25, 2021, primarily driven by higher pricing (12.3 pp), which more than offset unfavorable volume/mix (2.8 pp). Pricing was higher in both segments, while volume/mix was unfavorable in both segments.
Net Income/(Loss):

	For the Three Months Ended			For the Nine Months Ended
	September 24, 2022	September 25, 2021	% Change	September 24, 2022	September 25, 2021	% Change
	(in millions)			(in millions)
Operating income/(loss)	$751	$1,156	(35.0)%	2,408	3,480	(30.8)%
Net income/(loss)	435	736	(40.8)%	1,481	1,279	15.8%
Net income/(loss) attributable to common shareholders	432	733	(41.0)%	1,473	1,269	16.1%
Adjusted EBITDA(a)	1,398	1,479	(5.5)%	4,260	4,765	(10.6)%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 24, 2022 Compared to the Three Months Ended September 25, 2021:
Operating income/(loss) decreased 35.0% to $751 million for the three months ended September 24, 2022 compared to $1.2 billion for the three months ended September 25, 2021, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; higher commodity costs (mainly in dairy, packaging materials, soybean and vegetable oils, and energy); higher non-cash impairment losses in the current year period; the unfavorable impact of acquisitions and divestitures; unfavorable volume/mix; and higher unrealized losses on commodity hedges in the current year period. These decreases to operating income/(loss) more than offset higher pricing and efficiency gains compared to the prior year period.
Net income/(loss) decreased 40.8% to income of $435 million for the three months ended September 24, 2022 compared to $736 million for the three months ended September 25, 2021. This decrease was due to the operating income/(loss) factors discussed above and unfavorable changes in other expense/(income), which more than offset lower interest expense and lower tax expense.
•Other expense/(income) was $22 million of income for the three months ended September 24, 2022 compared to $138 million of income for the three months ended September 25, 2021. This change was primarily driven by a $134 million net loss on derivative activities in the third quarter of 2022 compared to a $23 million net loss on derivative activities in the third quarter of 2021, a $76 million net gain on sales of businesses in the third quarter of 2021, and a $27 million decrease in net pension and postretirement non-service benefits compared to the prior year period. These impacts were partially offset by a $117 million net foreign exchange gain in the third quarter of 2022 compared to a $26 million net foreign exchange gain in the third quarter of 2021.
•Interest expense was $228 million for the three months ended September 24, 2022 compared to $415 million for the three months ended September 25, 2021. This decrease was primarily due to a $3 million net gain on extinguishment of debt recognized in the current period in connection with the Q3 2022 Repurchases compared to a $147 million loss on extinguishment of debt recognized in the prior year period in connection with the Q3 2021 Debt Redemption and the Q3 2021 Repurchases. The remaining change in interest expense was a decrease of approximately $37 million compared to the prior year period, as our aggregate principal amount of senior notes was reduced by approximately $6.2 billion in 2021 through tender offers, redemptions, repurchases, and repayments and approximately $1.2 billion in 2022 through repurchases and repayments.

•Our effective tax rate for the three months ended September 24, 2022 was an expense of 20.2% on pre-tax income. Our effective tax rate was impacted by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable net discrete items, including the revaluation of deferred tax balances due to changes in state tax rates and favorable changes in estimates of certain 2021 U.S. income and deductions. These impacts were partially offset by the impact of certain unfavorable net discrete items, primarily non-deductible goodwill impairments (10.3%). Our effective tax rate for the three months ended September 25, 2021 was an expense of 16.2% on pre-tax income. Our effective tax rate was impacted by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable net discrete items, primarily the tax impact related to a business in our International segment that no longer met the held for sale criteria and the revaluation of our deferred tax balances due to changes in state tax rates.
Adjusted EBITDA decreased 5.5% to $1.4 billion for the three months ended September 24, 2022 compared to $1.5 billion for the three months ended September 25, 2021, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; higher commodity costs (mainly in dairy, packaging materials, soybean and vegetable oils, and energy); the unfavorable impact of acquisitions and divestitures (6.1 pp); unfavorable volume/mix; and the unfavorable impact of foreign currency (1.4 pp), which more than offset higher pricing and efficiency gains.
Nine Months Ended September 24, 2022 Compared to the Nine Months Ended September 25, 2021:
Operating income/(loss) decreased 30.8% to $2.4 billion for the nine months ended September 24, 2022 compared to $3.5 billion for the nine months ended September 25, 2021, primarily due to higher commodity costs (mainly in dairy, packaging materials, soybean and vegetable oils, meat, and energy); higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; higher non-cash impairment losses in the current year period; the unfavorable impact of acquisitions and divestitures; and unfavorable volume/mix, which more than offset higher pricing and efficiency gains.
Net income/(loss) increased 15.8% to $1.5 billion for the nine months ended September 24, 2022 compared to $1.3 billion for the nine months ended September 25, 2021. This increase was driven by lower interest expense, lower tax expense, and favorable changes in other expense/(income), which more than offset the operating income/(loss) factors discussed above.
•Interest expense was $704 million for the nine months ended September 24, 2022 compared to $1.4 billion for the nine months ended September 25, 2021. This decrease was primarily due to a $12 million net gain on extinguishment of debt recognized in the current year period in connection with the 2022 Repurchases compared to a $571 million loss on extinguishment of debt recognized in the prior year period in connection with the 2021 Tender Offers, the 2021 Debt Redemptions, and the 2021 Repurchases. The remaining change in interest expense was a decrease of approximately $156 million compared to the prior year period, as our aggregate principal amount of senior notes was reduced by approximately $6.2 billion in 2021 through tender offers, redemptions, repurchases, and repayments and approximately $1.2 billion in 2022 through repurchases and repayments.
•Our effective tax rate for the nine months ended September 24, 2022 was an expense of 22.7% on pre-tax income. Our effective tax rate was impacted by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable net discrete items, primarily the revaluation of deferred tax balances due to changes in state tax rates. This impact was partially offset by the impact of certain unfavorable net discrete items, primarily non-deductible goodwill impairments (6.1%). Our effective tax rate for the nine months ended September 25, 2021 was an expense of 42.6% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily the tax impact related to the Nuts Transaction (13.0%), the revaluation of our deferred tax balances due to changes in international and state tax rates (9.0%), mainly an increase in U.K. tax rates, and non-deductible goodwill impairments (3.2%). These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, including the reversal of uncertain tax position reserves in certain U.S. state and non-U.S. jurisdictions.
•Other expense/(income) was $211 million of income for the nine months ended September 24, 2022 compared to $191 million of income for the nine months ended September 25, 2021. This change was primarily driven by a $254 million net foreign exchange gain in 2022 compared to a $56 million net foreign exchange gain in 2021. These impacts were partially offset by a $195 million net loss on derivative activities in 2022 compared to a $54 million net loss on derivative activities in 2021 and a $42 million decrease in net pension and postretirement non-service benefits compared to the prior year.
Adjusted EBITDA decreased 10.6% to $4.3 billion for the nine months ended September 24, 2022 compared to $4.8 billion for the nine months ended September 25, 2021, primarily due to higher commodity costs (mainly in dairy, packaging materials, soybean and vegetable oils, meat, and energy); higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; the unfavorable impact of acquisitions and divestitures (6.3 pp); unfavorable volume/mix; and the unfavorable impact of foreign currency (1.0 pp), which more than offset higher pricing and efficiency gains.

Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	September 24, 2022	September 25, 2021	% Change	September 24, 2022	September 25, 2021	% Change
Diluted EPS	$0.35	$0.59	(40.7)%	$1.19	$1.03	15.5%
Adjusted EPS(a)	0.63	0.65	(3.1)%	1.93	2.15	(10.2)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 24, 2022 Compared to the Three Months Ended September 25, 2021:
Diluted EPS decreased 40.7% to $0.35 for the three months ended September 24, 2022 compared to $0.59 for the three months ended September 25, 2021, primarily due to the net income/(loss) factors discussed above.

	For the Three Months Ended
	September 24, 2022	September 25, 2021	$ Change	% Change
Diluted EPS	$0.35	$0.59	$(0.24)	(40.7)%
Restructuring activities	0.01	0.01	—
Unrealized losses/(gains) on commodity hedges	0.05	0.02	0.03
Impairment losses	0.23	—	0.23
Losses/(gains) on sale of business	(0.01)	(0.06)	0.05
Nonmonetary currency devaluation	0.01	—	0.01
Debt prepayment and extinguishment costs	(0.01)	0.09	(0.10)
Adjusted EPS(a)	$0.63	$0.65	$(0.02)	(3.1)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.03
Results of divested operations			(0.06)
Interest expense			0.03
Other expense/(income)			(0.02)
			$(0.02)
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 3.1% to $0.63 for the three months ended September 24, 2022 compared to $0.65 for the three months ended September 25, 2021. This decrease was primarily due to lower Adjusted EBITDA, which includes the unfavorable impact of our divestitures, and unfavorable changes in other expense/(income), which more than offset lower interest expense and lower equity award compensation expense.

Nine Months Ended September 24, 2022 Compared to the Nine Months Ended September 25, 2021:
Diluted EPS increased 15.5% to $1.19 for the nine months ended September 24, 2022 compared to $1.03 for the nine months ended September 25, 2021, primarily driven by the net income/(loss) factors discussed above.

	For the Nine Months Ended
	September 24, 2022	September 25, 2021	$ Change	% Change
Diluted EPS	$1.19	$1.03	$0.16	15.5%
Restructuring activities	0.02	0.03	(0.01)
Deal costs	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	0.04	(0.01)	0.05
Impairment losses	0.70	0.26	0.44
Certain non-ordinary course legal and regulatory matters	—	0.05	(0.05)
Losses/(gains) on sale of business	(0.01)	0.23	(0.24)
Other losses/(gains) related to acquisitions and divestitures	(0.02)	—	(0.02)
Nonmonetary currency devaluation	0.01	—	0.01
Debt prepayment and extinguishment costs	(0.01)	0.37	(0.38)
Certain significant discrete income tax items	—	0.19	(0.19)
Adjusted EPS(a)	$1.93	$2.15	$(0.22)	(10.2)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.07)
Results of divested operations			(0.20)
Interest expense			0.10
Effective tax rate			(0.05)
			$(0.22)
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 10.2% to $1.93 for the nine months ended September 24, 2022 compared to $2.15 for the nine months ended September 25, 2021. This decrease was primarily due to lower Adjusted EBITDA, which includes the unfavorable impact of our divestitures, and higher taxes on adjusted earnings, which more than offset lower interest expense, lower equity award compensation expense, and higher divestiture-related license income.
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

Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in millions)
Net sales:
North America	$5,016	$4,941	$14,656	$15,143
International	1,489	1,383	4,448	4,190
Total net sales	$6,505	$6,324	$19,104	$19,333
Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in millions)
Organic Net Sales(a):
North America	$5,030	$4,537	$14,688	$13,450
International	1,552	1,361	4,556	4,122
Total Organic Net Sales	$6,582	$5,898	$19,244	$17,572
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three and nine months ended September 24, 2022 compared to the three and nine months ended September 25, 2021 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	1.5%	(0.3) pp	(9.1) pp	10.9%	15.3 pp	(4.4) pp
International	7.7%	(9.8) pp	3.6 pp	13.9%	15.7 pp	(1.8) pp
Kraft Heinz	2.9%	(2.3) pp	(6.4) pp	11.6%	15.4 pp	(3.8) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Nine Months Ended
North America	(3.2)%	(0.2) pp	(12.2) pp	9.2%	12.6 pp	(3.4) pp
International	6.2%	(7.2) pp	2.9 pp	10.5%	11.6 pp	(1.1) pp
Kraft Heinz	(1.2)%	(1.7) pp	(9.0) pp	9.5%	12.3 pp	(2.8) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
	(in millions)
Segment Adjusted EBITDA:
North America	$1,213	$1,273	$3,734	$4,131
International	243	252	733	821
General corporate expenses	(58)	(46)	(207)	(187)
Depreciation and amortization (excluding restructuring activities)	(227)	(228)	(676)	(677)
Divestiture-related license income	14	—	41	—
Restructuring activities	(8)	(15)	(38)	(52)
Deal costs	—	(2)	(8)	(8)
Unrealized gains/(losses) on commodity hedges	(84)	(27)	(65)	12
Impairment losses	(314)	—	(999)	(343)
Certain non-ordinary course legal and regulatory matters	—	—	—	(62)
Equity award compensation expense (excluding restructuring activities)	(28)	(51)	(107)	(155)
Operating income/(loss)	751	1,156	2,408	3,480
Interest expense	228	415	704	1,443
Other expense/(income)	(22)	(138)	(211)	(191)
Income/(loss) before income taxes	$545	$879	$1,915	$2,228
North America:

	For the Three Months Ended			For the Nine Months Ended
	September 24, 2022	September 25, 2021	% Change	September 24, 2022	September 25, 2021	% Change
	(in millions)			(in millions)
Net sales	$5,016	$4,941	1.5%	$14,656	$15,143	(3.2)%
Organic Net Sales(a)	5,030	4,537	10.9%	14,688	13,450	9.2%
Segment Adjusted EBITDA	1,213	1,273	(4.8)%	3,734	4,131	(9.6)%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 24, 2022 Compared to the Three Months Ended September 25, 2021:
Net sales increased 1.5% to $5.0 billion for the three months ended September 24, 2022 compared to $4.9 billion for the three months ended September 25, 2021, including the unfavorable impacts of divestitures (9.1 pp) and foreign currency (0.3 pp). Organic Net Sales increased 10.9% to $5.0 billion for the three months ended September 24, 2022 compared to $4.5 billion for the three months ended September 25, 2021, driven by higher pricing (15.3 pp), which more than offset unfavorable volume/mix (4.4 pp). Higher pricing was primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in meat, frozen, foodservice, condiments and sauces, and coffee, which more than offset increases in refrigerated meal combinations.
Segment Adjusted EBITDA decreased 4.8% to $1.2 billion for the three months ended September 24, 2022 compared to $1.3 billion for the three months ended September 25, 2021, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; higher commodity costs (mainly in dairy, packaging materials, and soybean and vegetable oils); the unfavorable impact of the Cheese Transaction (6.7 pp); unfavorable volume/mix; and the unfavorable impact of foreign currency (0.2 pp). These decreases to Segment Adjusted EBITDA more than offset higher pricing and efficiency gains.

Nine Months Ended September 24, 2022 Compared to the Nine Months Ended September 25, 2021:
Net sales decreased 3.2% to $14.7 billion for the three months ended September 24, 2022 compared to $15.1 billion for the nine months ended September 25, 2021, including the unfavorable impacts of divestitures (12.2 pp) and foreign currency (0.2 pp). Organic Net Sales increased 9.2% to $14.7 billion for the nine months ended September 24, 2022 compared to $13.5 billion for the nine months ended September 25, 2021, driven by higher pricing (12.6 pp), which more than offset unfavorable volume/mix (3.4 pp). Higher pricing was primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in frozen, meat, condiments and sauces, coffee, desserts, and powdered beverages, which more than offset increases in refrigerated meal combinations and foodservice.
Segment Adjusted EBITDA decreased 9.6% to $3.7 billion for the nine months ended September 24, 2022 compared to $4.1 billion for the nine months ended September 25, 2021, primarily due to higher commodity costs (mainly in dairy, packaging materials, meat, and soybean and vegetable oils); higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; the unfavorable impact of the Cheese Transaction and Nuts Transaction (7.3 pp); unfavorable volume/mix; and the unfavorable impact of foreign currency (0.1 pp). These decreases to Segment Adjusted EBITDA more than offset higher pricing and efficiency gains.
International:

	For the Three Months Ended			For the Nine Months Ended
	September 24, 2022	September 25, 2021	% Change	September 24, 2022	September 25, 2021	% Change
	(in millions)			(in millions)
Net sales	$1,489	$1,383	7.7%	$4,448	$4,190	6.2%
Organic Net Sales(a)	1,552	1,361	13.9%	4,556	4,122	10.5%
Segment Adjusted EBITDA	243	252	(3.7)%	733	821	(10.8)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 24, 2022 Compared to the Three Months Ended September 25, 2021:
Net sales increased 7.7% to $1.5 billion for the three months ended September 24, 2022 compared to $1.4 billion for the three months ended September 25, 2021, including the favorable impact of acquisitions and divestitures (3.6 pp) and the unfavorable impact of foreign currency (9.8 pp). Organic Net Sales increased 13.9% to $1.6 billion for the three months ended September 24, 2022 compared to $1.4 billion for the three months ended September 25, 2021, driven by higher pricing (15.7 pp), which more than offset unfavorable volume/mix (1.8 pp). Higher pricing included increases across markets primarily to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines across categories in Australia and New Zealand and declines in boxed dinners in the United Kingdom, which more than offset higher foodservice sales across most markets and growth in condiments and sauces in China.
Segment Adjusted EBITDA decreased 3.7% to $243 million for the three months ended September 24, 2022 compared to $252 million for the three months ended September 25, 2021, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement, manufacturing, and logistics costs; higher commodity costs, including in packaging and energy; and the unfavorable impact of foreign currency (8.6 pp), which more than offset higher pricing and efficiency gains.
Nine Months Ended September 24, 2022 Compared to the Nine Months Ended September 25, 2021:
Net sales increased 6.2% to $4.4 billion for the nine months ended September 24, 2022 compared to $4.2 billion for the nine months ended September 25, 2021, including the favorable impact of acquisitions and divestitures (2.9 pp) and the unfavorable impact of foreign currency (7.2 pp). Organic Net Sales increased 10.5% to $4.6 billion for the nine months ended September 24, 2022 compared to $4.1 billion for the nine months ended September 25, 2021, driven by higher pricing (11.6 pp), which more than offset unfavorable volume/mix (1.1 pp). Higher pricing included increases across markets primarily to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines across categories in Australia and New Zealand and declines in boxed dinners and condiments and sauces in the United Kingdom, which more than offset higher foodservice sales across most markets and growth in Brazil.
Segment Adjusted EBITDA decreased 10.8% to $733 million for the nine months ended September 24, 2022 compared to $821 million for the nine months ended September 25, 2021, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement, manufacturing, and logistics costs; higher commodity costs, including in packaging and energy; the unfavorable impact of foreign currency (5.9 pp); and unfavorable volume/mix, which more than offset higher pricing and efficiency gains.

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
Cash Flow Activity for the Nine Months Ended September 24, 2022 Compared to the Nine Months Ended September 25, 2021:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $1.5 billion for the nine months ended September 24, 2022 compared to $2.4 billion for the nine months ended September 25, 2021. This decrease was primarily driven by higher cash outflows for inventories primarily related to stock rebuilding and increased input costs and lower Adjusted EBITDA. These impacts were partially offset by lower cash outflows for interest primarily due to prior year reduction of long-term debt and lower cash outflows for variable compensation in 2022 compared to 2021.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $1.0 billion for the nine months ended September 24, 2022 compared to net cash provided by investing activities of $2.7 billion for the nine months ended September 25, 2021. This change was primarily driven by proceeds from the Nuts Transaction in the prior year period as well as payments for the Just Spices Acquisition and Hemmer Acquisition and working capital adjustments related to the Cheese Transaction in the current year period. Capital expenditures were largely flat year over year. We expect 2022 capital expenditures to be approximately $1.0 billion as compared to 2021 capital expenditures of $905 million. Our 2022 capital expenditures are primarily for capital investments, largely for capacity expansion and cost improvement projects, maintenance, and technology. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on the Just Spices Acquisition, Hemmer Acquisition, the Nuts Transaction, and the Cheese Transaction.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $2.8 billion for the nine months ended September 24, 2022 compared to $6.3 billion for the nine months ended September 25, 2021. This change was primarily due to higher repayments of long-term debt and debt prepayment and extinguishment costs in 2021 related to the 2021 Tender Offers, 2021 Repurchases, and 2021 Debt Redemptions. See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our debt repayments.
Cash Held by International Subsidiaries:
Of the $1.0 billion cash and cash equivalents on our condensed consolidated balance sheet at September 24, 2022, $817 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to our 2018 through 2022 accumulated earnings of certain international subsidiaries is approximately $45 million.
Our undistributed historic earnings in foreign subsidiaries through December 30, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $10 million on approximately $130 million of historic earnings at September 24, 2022 and a deferred tax liability of approximately $10 million on approximately $135 million of historic earnings at December 25, 2021. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.

Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $880 million at September 24, 2022 and $820 million at December 25, 2021.
Product Financing Arrangements:
We enter into various product financing arrangements to facilitate supply from our vendors. Beginning in the fourth quarter of 2022, we intend to wind-down our existing product financing arrangement, with final impacts of the wind-down expected to extend into 2023. We will continue to have access to these programs should we decide to facilitate supply from our vendors through these programs at a later time. See Note 13, Financing Arrangements, in Item 1, Financial Statements, for additional information on our product financing arrangements.
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
From time to time, we obtain funding through our U.S. commercial paper program. We had no commercial paper outstanding at September 24, 2022 or at December 25, 2021. The maximum amount of commercial paper outstanding during the nine months ended September 24, 2022 was $198 million.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2027. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at September 24, 2022, our Previous Senior Credit Facility at December 25, 2021, or on either the Senior Credit Facility or Previous Senior Credit Facility during the nine months ended September 24, 2022 or September 25, 2021.
The Credit Agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility.
We were in compliance with all financial covenants as of September 24, 2022.
Long-Term Debt:
Our long-term debt, including the current portion, was $20.1 billion at September 24, 2022 and $21.8 billion at December 25, 2021. This decrease was primarily due to the $315 million aggregate principal amount of floating rate senior notes that were repaid at maturity in August 2022, the $381 million aggregate principal amount of senior notes that were repaid at maturity in June 2022, the $6 million aggregate principal amount of senior notes that were repaid at maturity in March 2022, and the approximately $448 million aggregate principal amount of senior notes repurchased in connection with the 2022 Repurchases, as well as changes in foreign currency exchange rates on our foreign-denominated debt. We used cash on hand to fund the 2022 Repurchases and to pay fees and expenses in connection therewith.
We have aggregate principal amounts of senior notes of approximately 750 million euros maturing in June 2023.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately-negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of September 24, 2022.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our borrowing arrangements and our long-term debt activity and Note 17, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on our long-term debt.

Equity and Dividends:
We paid common stock dividends of $1.5 billion for the nine months ended September 24, 2022 and $1.5 billion for the nine months ended September 25, 2021. Additionally, in the fourth quarter of 2022, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on December 30, 2022 to stockholders of record on November 25, 2022.
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

Summarized Statement of Income

For the Nine Months Ended
September 24, 2022
Net sales	$12,445
Gross profit(a)	4,074
Intercompany service fees and other recharges	2,415
Operating income/(loss)	1,035
Equity in earnings/(losses) of subsidiaries	972
Net income/(loss)	1,473
Net income/(loss) attributable to common shareholders	1,473
(a)    For the nine months ended September 24, 2022, the Obligor Group recorded $302 million of net sales to the non-guarantor subsidiaries and $28 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	September 24, 2022	December 25, 2021
ASSETS
Current assets	$5,608	$6,484
Current assets due from affiliates(a)	1,806	2,890
Non-current assets	5,381	5,709
Goodwill	8,823	8,860
Intangible assets, net	2,133	2,222
Non-current assets due from affiliates(b)	207	207
LIABILITIES
Current liabilities	$5,140	$5,091
Current liabilities due to affiliates(a)	1,954	5,922
Non-current liabilities	21,583	23,120
Non-current liabilities due to affiliates(b)	581	600
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
During the nine months ended September 24, 2022, we experienced higher commodity costs primarily for dairy, packaging materials, soybean and vegetable oils, meat, and energy, including diesel fuel, electricity, and natural gas, as compared to the prior year period. These increases are primarily driven by overall market demand, inflationary pressures, and, in part, by the negative impact of the conflict between Russia and Ukraine on the global economy. We anticipate commodity costs to continue to remain elevated into 2023 due to inflationary pressures. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
Goodwill and Intangible Assets:
As of September 24, 2022, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $30.6 billion at September 24, 2022. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.2 billion as of September 24, 2022.
We test our reporting units and brands for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill. See Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, for a discussion of the timing of the annual impairment test.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill or intangible asset impairments.
As detailed in Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Our reporting units and brands that have 20% or less excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test date have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $16.7 billion as of the Q3 2022 Annual Impairment Test and included Taste, Meals, and Away from Home (TMA), Canada and North America Coffee (CNAC), and Continental Europe. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $14.5 billion as of the Q3 2022 Annual Impairment Test and included Fresh, Beverages, and Desserts (FBD), Northern Europe, Asia, and Latin America (LATAM). Our reporting units that have less than 1% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test are considered at a heightened risk of future impairments and include our CNAC and Continental Europe reporting units, which had an aggregate goodwill carrying amount of $2.6 billion. Our four remaining reporting units had no goodwill carrying amount at the time of the Q3 2022 Annual Impairment Test. As discussed in Note 4, Acquisitions and Divestitures, and Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, goodwill was subsequently added to our LATAM reporting unit as a result of the Hemmer Acquisition in the second quarter of 2022.

Brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $16.6 billion as of the Q3 2022 Annual Impairment Test and included Kraft, Oscar Mayer, Miracle Whip, Ore-Ida, Maxwell House, Cool Whip, Jet Puffed, and Plasmon. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $2.5 billion as of the Q3 2022 Annual Impairment Test. Although the remaining brands, with a carrying amount of $19.4 billion, have more than 50% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test date, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and are recorded on our condensed consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments. Our brands that have less than 5% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test are considered at a heightened risk of future impairments and include our Kraft, Ore-Ida, Jet Puffed, and Plasmon brands, which had an aggregate carrying amount of $11.3 billion.
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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the Q3 2022 Annual Impairment Test for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$16.7	7.0%	8.0%	1.5%	2.0%
Brands (excess earnings method)	14.9	7.7%	7.8%	1.0%	1.5%
Brands (relief from royalty method)	1.7	7.5%	8.5%	0.5%	2.0%	4.0%	20.0%
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

If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 20% or less excess fair value over carrying amount, as of the Q3 2022 Annual Impairment Test for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(2.8)	$3.4	$1.4	$(1.3)
Brands (excess earnings method)	(1.2)	1.4	0.5	(0.5)
Brands (relief from royalty method)	(0.1)	0.2	0.1	(0.1)	$0.2	$(0.2)
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
See Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, for our impairment testing results.
New Accounting Pronouncements
See Note 3, New Accounting Standards, in Item 1, Financial Statements, for a discussion of new accounting pronouncements.
Contingencies
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for a discussion of our contingencies.
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
Management uses these non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our underlying operations. We believe that Organic Net Sales, Adjusted EBITDA, and Adjusted EPS provide important comparability of underlying operating results, allowing investors and management to assess the Company’s operating performance on a consistent basis.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended September 24, 2022
North America	$5,016	$(14)	$—	$5,030
International	1,489	(131)	68	1,552
Kraft Heinz	$6,505	$(145)	$68	$6,582

Three Months Ended September 25, 2021
North America	$4,941	$—	$404	$4,537
International	1,383	6	16	1,361
Kraft Heinz	$6,324	$6	$420	$5,898

Year-over-year growth rates
North America	1.5%	(0.3) pp	(9.1) pp	10.9%	15.3 pp	(4.4) pp
International	7.7%	(9.8) pp	3.6 pp	13.9%	15.7 pp	(1.8) pp
Kraft Heinz	2.9%	(2.3) pp	(6.4) pp	11.6%	15.4 pp	(3.8) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Nine Months Ended September 24, 2022
North America	$14,656	$(32)	$—	$14,688
International	4,448	(287)	179	4,556
Kraft Heinz	$19,104	$(319)	$179	$19,244

Nine Months Ended September 25, 2021
North America	$15,143	$—	$1,693	$13,450
International	4,190	14	54	4,122
Kraft Heinz	$19,333	$14	$1,747	$17,572

Year-over-year growth rates
North America	(3.2)%	(0.2) pp	(12.2) pp	9.2%	12.6 pp	(3.4) pp
International	6.2%	(7.2) pp	2.9 pp	10.5%	11.6 pp	(1.1) pp
Kraft Heinz	(1.2)%	(1.7) pp	(9.0) pp	9.5%	12.3 pp	(2.8) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income/(loss)	$435	$736	$1,481	$1,279
Interest expense	228	415	704	1,443
Other expense/(income)	(22)	(138)	(211)	(191)
Provision for/(benefit from) income taxes	110	143	434	949
Operating income/(loss)	751	1,156	2,408	3,480
Depreciation and amortization (excluding restructuring activities)	227	228	676	677
Divestiture-related license income	(14)	—	(41)	—
Restructuring activities	8	15	38	52
Deal costs	—	2	8	8
Unrealized losses/(gains) on commodity hedges	84	27	65	(12)
Impairment losses	314	—	999	343
Certain non-ordinary course legal and regulatory matters	—	—	—	62
Equity award compensation expense (excluding restructuring activities)	28	51	107	155
Adjusted EBITDA	$1,398	$1,479	$4,260	$4,765

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Diluted EPS	$0.35	$0.59	$1.19	$1.03
Restructuring activities(a)	0.01	0.01	0.02	0.03
Deal costs(b)	—	—	0.01	—
Unrealized losses/(gains) on commodity hedges(c)	0.05	0.02	0.04	(0.01)
Impairment losses(d)	0.23	—	0.70	0.26
Certain non-ordinary course legal and regulatory matters(e)	—	—	—	0.05
Losses/(gains) on sale of business(f)	(0.01)	(0.06)	(0.01)	0.23
Other losses/(gains) related to acquisitions and divestitures(g)	—	—	(0.02)	—
Nonmonetary currency devaluation(h)	0.01	—	0.01	—
Debt prepayment and extinguishment costs(i)	(0.01)	0.09	(0.01)	0.37
Certain significant discrete income tax items(j)	—	—	—	0.19
Adjusted EPS	$0.63	$0.65	$1.93	$2.15
(a)    Gross expenses included in restructuring activities were $7 million ($6 million after-tax) for the three months and $37 million ($28 million after-tax) for the nine months ended September 24, 2022 and $15 million ($12 million after tax) for the three months and $52 million ($40 million after-tax) for the nine months ended September 25, 2021 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $5 million for the three months and $15 million for the nine months ended September 24, 2022 and $4 million for the nine months ended September 25, 2021; and
•SG&A included expenses of $3 million for the three months and $23 million for the nine months ended September 24, 2022 and $15 million for the three months and $48 million for the nine months ended September 25, 2021.
•Other expense/(income) included income of $1 million for the three and nine months ended September 24, 2022.
(b)    Gross expenses included in deal costs were $8 million ($5 million after-tax) for the nine months ended September 24, 2022 and $2 million ($1 million after-tax) for the three months and $8 million ($2 million after-tax) for the nine months ended September 25, 2021.
(c)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $84 million ($63 million after-tax) for the three months and $65 million ($49 million after-tax) for the nine months ended September 24, 2022 and expenses of $27 million ($20 million after-tax) for the three months and income of $12 million ($9 million after-tax) for the nine months ended September 25, 2021 and were recorded in cost of products sold.
(d)    Gross impairment losses included the following:
•Goodwill impairment losses of $220 million ($220 million after-tax) for the three months and $444 million ($444 million after-tax) for the nine months ended September 24, 2022 and $265 million ($265 million after-tax) for the nine months ended September 25, 2021, which were recorded in SG&A;
•Intangible asset impairment losses of $74 million ($55 million after-tax) for the three months and $469 million ($358 million after-tax) for the nine months ended September 24, 2022 and $78 million ($59 million after-tax) for the nine months ended September 25, 2021, which were recorded in SG&A; and
•Property, plant and equipment, net asset impairment losses of $20 million ($15 million after-tax) for the three months and $86 million ($65 million after-tax) for the nine months ended September 24, 2022, which were recorded in cost of products sold.
(e)    Gross expenses included in certain non-ordinary course legal and regulatory matters were $62 million ($62 million after-tax) for the nine months ended September 25, 2021 and were recorded in SG&A. These expenses related to an accrual in connection with the previously disclosed SEC investigation.
(f)    Gross expenses/(income) included in losses/(gains) on sale of business were a tax benefit of $7 million for the three months and income of $1 million ($8 million after-tax) for the nine months ended September 24, 2022 and $76 million ($72 million after-tax) for the three months and $11 million (expenses of $280 million after-tax) for the nine months ended September 25, 2021 and were recorded in other expense/(income).
(g)    Gross expenses/(income) included in other losses/(gains) related to acquisitions and divestitures were income of $38 million ($29 million after-tax) for the nine months ended September 24, 2022 and were recorded in other expense/(income).
(h)    Gross expenses included in nonmonetary currency devaluation were $6 million ($6 million after-tax) for the three months and $16 million ($16 million after-tax) for the nine months ended September 24, 2022 and $4 million ($4 million after-tax) for the nine months ended September 25, 2021 and were recorded in other expense/(income).
(i)    Gross expenses/(income) included in debt prepayment and extinguishment costs were income of $3 million ($9 million after-tax) for the three months and $12 million ($16 million after-tax) for the nine months ended September 24, 2022 and expenses of $147 million ($115 million after-tax) for the three months and $571 million ($450 million after-tax) for the nine months ended September 25, 2021 and were recorded in interest expense.
(j)    Certain significant discrete income tax items were a benefit of $1 million for the three months and an expense of $235 million for the nine months ended September 25, 2021. This expense related to the revaluation of our deferred tax balances due to an increase in U.K. tax rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 24, 2022. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 25, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 24, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 24, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 24, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended September 24, 2022 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
6/26/2022 - 7/30/2022	29,593	$36.60	—	$—
7/31/2022 - 8/27/2022	1,057,923	38.69	—	—
8/28/2022 - 9/24/2022	45,905	37.87	—	—
Total	1,133,421		—
(a)    Includes (1) shares repurchased to offset the dilutive effect of the exercise of stock options using option exercise proceeds and the vesting of RSUs and PSUs and (2) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
(b)    We do not have any publicly-announced share repurchase plans or programs.

Item 6. Exhibits.

Exhibit No.	Descriptions
22.1	List of Guarantor Subsidiaries.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1	The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended September 24, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*
104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2022, formatted in inline XBRL.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	October 27, 2022
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	October 27, 2022
		By:	/s/ Vince Garlati
Vince Garlati
Vice President, Global Controller
(Principal Accounting Officer)