Form 10-K
period 2022-12-31
Kraft Heinz Co
filed 2023-02-16
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, was approximately $34.6 billion. As of February 11, 2023, there were 1,225,003,377 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders expected to be held on May 4, 2023 are incorporated by reference into Part III hereof.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; the influence of our largest stockholder; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of sales of our common stock in the public market; our ability to continue to pay a regular dividend and the amounts of any such dividends; disruptions in the global economy caused by geopolitical conflicts, including the ongoing conflict between Russia and Ukraine; unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and various other nations where we do business (including inflationary pressures, general economic slowdown, or recession); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I
Item 1. Business.
General
We are driving transformation at The Kraft Heinz Company (Nasdaq: KHC), inspired by our Purpose, Let’s Make Life Delicious. Consumers are at the center of everything we do. With 2022 net sales of approximately $26 billion, we are committed to growing our iconic and emerging food and beverage brands on a global scale. We leverage our scale and agility to unleash the full power of Kraft Heinz across a portfolio of six consumer-driven product platforms. As global citizens, we’re dedicated to making a sustainable, ethical impact while helping to feed the world in healthy, responsible ways.
On July 2, 2015, through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company, and H. J. Heinz Company changed its name to Kraft Heinz Foods Company.
Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. (“Berkshire Hathaway”) and 3G Global Food Holdings, LP (“3G Global Food Holdings” and, together with its affiliates, “3G Capital”), following their acquisition of H. J. Heinz Company on June 7, 2013 (the “2013 Heinz Acquisition”).
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2022 fiscal year was a 53-week period that ended on December 31, 2022, our 2021 fiscal year was a 52-week period that ended on December 25, 2021, and our 2020 fiscal year was a 52-week period that ended on December 26, 2020.
Reportable Segments:
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
See Note 20, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our geographic financial information by segment.
Resources
Trademarks and Intellectual Property:
Our trademarks are material to our business and are among our most valuable assets. Depending on the country, trademarks generally remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. Significant trademarks by segment based on net sales in 2022 were:

Majority Owned and Licensed Trademarks
North America	Kraft, Oscar Mayer, Heinz, Philadelphia, Lunchables, Velveeta, Capri Sun*, Maxwell House, Ore-Ida, Kool-Aid, Jell-O
International	Heinz, ABC, Master, Kraft, Quero, Golden Circle, Wattie’s, Plasmon, Pudliszki
    *Used under license.
We sell certain products under brands we license from third parties. In 2022, brands used under licenses from third parties included Capri Sun packaged drink pouches for sale in the United States. We also grant certain licenses to third parties to use our intellectual property rights in select jurisdictions. In 2021, in our agreements with an affiliate of Groupe Lactalis (“Lactalis”), related to the sale of certain assets in our global cheese business, we each granted the other party various licenses to use certain of our and their respective intellectual property rights in perpetuity, including perpetual licenses for the Kraft and Velveeta brands for certain cheese products.
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
Raw Materials and Packaging:
We manufacture (and contract for the manufacture of) our products from a wide variety of raw materials. We purchase and use large quantities of commodities, including dairy products, meat products, soybean and vegetable oils, tomatoes, coffee beans, sugar and other sweeteners, other fruits and vegetables, corn products, wheat products, and potatoes, to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, metals, and cardboard to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. For commodities that we use across many of our product categories, such as corrugated paper and energy, we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations. We source these commodities from a variety of providers, including large, international producers and smaller, local, independent sellers. Where appropriate, we seek to establish preferred purchaser status and have developed strategic partnerships with many of our suppliers with the objective of achieving favorable pricing and dependable supply for many of our commodities. The prices of raw materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, pandemics, geopolitical conflicts, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, and agricultural programs. In 2022, we continued to experience higher commodity costs and supply chain costs, including procurement, logistics, and manufacturing costs, largely due to inflationary pressures. We expect these costs to continue to increase and inflation to remain elevated through 2023.
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
Research and Development
Our research and development efforts focus on achieving the following four objectives:
•product innovations, renovations, and new technologies to meet changing consumer needs, support our environmental and sustainability goals, and drive growth;
•world-class and uncompromising food safety, quality, and consistency;
•superior, customer-preferred product and package performance; and
•continuous process, product, and supply chain optimization.
Competition
Our products are sold in highly competitive marketplaces, which continue to experience increased concentration and the growing presence of e-commerce retailers, large-format retailers, and discounters. Our competitors include large national and international food and beverage companies and numerous local and regional companies. We compete with both branded and private label products sold by retailers, wholesalers, and cooperatives. We compete on the basis of product innovation, price, product quality, nutritional value, service, taste, convenience, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy changing consumer preferences. Improving our market position or introducing new products requires substantial advertising and promotional expenditures.
Sales
Sales and Customers:
Our products are sold through our own sales organizations and through independent brokers, agents, and distributors to chain, wholesale, cooperative, and independent grocery accounts; convenience, value, and club stores; pharmacies and drug stores; mass merchants; foodservice distributors; and institutions, including hotels, restaurants, bakeries, hospitals, health care facilities, and government agencies. Our products are also sold online through various e-commerce platforms and retailers.

We have key customers in different regions around the world. In 2022, the five largest customers in our North America segment accounted for approximately 46% of North America segment net sales and the five largest customers in our International segment accounted for approximately 14% of International segment net sales. Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2022 and approximately 22% of our net sales in each of 2021 and 2020. Both of our segments have sales to Walmart Inc.
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
Net Sales by Platform:
Net sales by platform as a percentage of consolidated net sales for the periods presented were:

	December 31, 2022	December 25, 2021	December 26, 2020
Taste Elevation	31%	28%	26%
Fast Fresh Meals	23%	25%	26%
Easy Meals Made Better	20%	19%	19%
Real Food Snacking	5%	7%	9%
Flavorful Hydration	8%	7%	6%
Easy Indulgent Desserts	4%	4%	4%
Other	9%	10%	10%
Net Sales by Product Category:
The product categories that contributed 10% or more to consolidated net sales in any of the periods presented were:

	December 31, 2022	December 25, 2021	December 26, 2020
Condiments and sauces	31%	28%	26%
Cheese and dairy	15%	19%	20%
Ambient foods	12%	11%	11%
Frozen and chilled foods	11%	10%	10%
Meats and seafood	10%	10%	10%
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

Government Regulation
The manufacture and sale of consumer food and beverage products is highly regulated. Our business operations, including the production, transportation, storage, distribution, sale, display, advertising, marketing, labeling, quality, and safety of our products and their ingredients, and our occupational safety, health, and privacy practices, are subject to various laws and regulations. In the United States, our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Labor, Department of Commerce, and Environmental Protection Agency, as well as various state and local agencies. We are also subject to numerous laws and regulations outside of the United States in markets where our products are manufactured, distributed, or sold, including laws and regulations governing food safety, health and safety, anti-corruption, and data privacy. In our business dealings, we are also required to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the U.S. Trade Sanctions Reform and Export Enhancement Act, and various other anti-corruption regulations in the regions in which we operate. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations. In addition, regulatory regime changes may add cost and complexity to our compliance efforts.
Environmental Regulation:
Our activities throughout the world are highly regulated and subject to government oversight regarding environmental matters. Various laws concerning the handling, storage, and disposal of hazardous materials and the operation of facilities in environmentally sensitive locations may impact aspects of our operations.
In the United States, where a significant portion of our business operates, these laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and several liability on each potentially responsible party. We are involved in a number of active proceedings in the United States under CERCLA (and other state actions under similar legislation) related to certain closed, inactive, or divested operations for which we retain liability.
As of December 31, 2022, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our general compliance with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and, thus, future costs associated with such matters may exceed current reserves.
Human Capital Management
We are driven by our Purpose, our Vision—To sustainably grow by delighting more consumers globally, and our Values—We are consumer obsessed, We dare to do better every day, We champion great people, We demand diversity, We do the right thing, and We own it. We recognize that a strong company culture is vital to our overall success. Our Purpose, Vision, and Values are the foundation upon which our culture is built. They represent the expectations we have for ourselves and the environment we aspire to create for our Company.

Our people are at the heart of who we are at Kraft Heinz. We drive growth through development opportunities, career ownership, and autonomy and recognize and reward outstanding performance at every level, creating a true spirit of meritocracy. We strive to channel our employees’ passion, curiosity, and attitude to make an impact on our future and our legacy by leading as learners, acting as owners, and being change agents. Our Board of Directors (“Board”), through the Human Capital and Compensation Committee, oversees our human resources strategy, key policies, and our 2025 diversity, inclusion, and belonging aspirations.
Engagement and Retention:
We are committed to attracting, developing, and retaining diverse, world-class talent and creating an engaging and inclusive culture that embodies our Purpose, Vision, and Values. As of December 31, 2022, Kraft Heinz had approximately 37,000 employees globally. Driven by our Value We champion great people, we support our employees’ health, safety, and professional development and reward outstanding performance at every level. Our compensation, benefits, recognition, and LiveWell programs are designed to attract and engage highly skilled talent, meet individual and family needs, and inspire, celebrate, and engage our people and teams through active listening channels.
Guided by our Values, we conduct a global engagement survey annually to provide employees with an opportunity to share anonymous feedback with management across a variety of topic areas. The results, and comments are reviewed by the Board, senior leadership, managers, and human resources to help determine where changes are needed to support our people and teams.

Wellbeing and Safety:
Our employees’ health, safety, and wellbeing are a top priority. We establish and administer company-wide policies and processes to protect the health, safety, and security of our employees, subcontractors, and all those who visit our facilities, and to comply with applicable regulations. We review and monitor our performance closely to drive continuous improvement. To help us evaluate how effective our safety efforts are in lowering incidents rates, we use a Total Recordable Incident Rate (“TRIR”). TRIR is a medical incident rate based on the U.S. Occupational Safety and Health Administration (OSHA) record-keeping criteria (injuries per 200,000 hours). Our TRIR globally was 0.53 in 2022 and 0.62 in 2021.
Our global LiveWell program addresses physical, emotional, financial, and social health and wellbeing. We champion the LiveWell program’s holistic approach to wellbeing with enhanced programs, including healthcare benefits, disability, and employee assistance initiatives.
Diversity, Equity, Inclusion, and Belonging:
We live our Value of We demand diversity by focusing on three strategic areas: hiring and growing talent from diverse backgrounds and perspectives, developing inclusive leaders, and tracking and reporting our progress. Our Global Inclusion Council has been established to create strategic accountability for results. It also provides governance and oversight of reporting on diversity efforts and initiatives. The Council is comprised of executive leaders and members of the Board. In 2021, we shared our 2025 diversity, inclusion, and belonging aspirations, which include that 50% of our global management positions be filled by women and 30% of our salaried U.S. employee population identify as people of color. As of December 31, 2022:
•41% of employees in management positions globally identified as women;
•28% of salaried employees in the U.S. identified as people of color;
•40% of our Executive Leadership Team identified as women; and
•80% of our Executive Leadership Team identified as people of color.
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
•Tracking and Reporting Our Progress year over year through oversight by the Kraft Heinz Global Inclusion Council.
Learning and Development:
Through Kraft Heinz Ownerversity, we provide learning and development offerings to employees via live and virtual learning experiences. These offerings enable employees to execute with excellence in their roles, accelerate their learning curves, and grow great careers through continuous learning. With Ownerversity’s targeted platforms, employees can focus on timely and topical development areas including leadership, management excellence, functional capabilities, and diversity, equity, inclusion, and belonging. In 2022, our global women’s accelerator program, The WE Network, won a Brandon Hall Gold Award for Best Advance in Leadership Development for Women.
Rewards and Compensation:
Our Total Rewards strategy is designed to provide an array of meaningful and flexible programs for our diverse workforce. Total Rewards includes compensation elements of salary and wages and incentives, healthcare, savings and insurance plans, wellbeing plans, employee recognition programs, and other voluntary elected benefits. We aim for global consistency while respecting local market practices. The plans are designed to be market competitive and data-driven to promote our high-performance and results-oriented culture and realize our Purpose to Make Life Delicious for employees and their families.
Ethics and Transparency:
The Kraft Heinz Ethics Helpline is available to our partners, suppliers, customers, and consumers to ask questions or report potential violations of various policies and ethical guidelines, including our Code of Conduct, Supplier Guiding Principles, and Global Human Rights Policy.
We report more detailed information regarding our programs and initiatives related to our people and human capital management in our Environmental Social Governance Report (“ESG Report”). Our 2022 ESG Report, which provides our progress through 2021, is available on our website at www.kraftheinzcompany.com/esg. The information on our website, including our ESG Report, is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission (“SEC”).

Information about our Executive Officers
The following are our executive officers as of February 11, 2023:

Name and Title	Age	Business Experience in the Past Five Years
Miguel Patricio, Chief Executive Officer and Chair of the Board	56
Chief Executive Officer (since June 2019); Chair of the Board (since May 2022); Director (May 2021 to May 2022); and U.S. Zone President (July 2019 to February 2020). Chief of Special Global Projects–Marketing (January 2019 to June 2019) and Chief Marketing Officer (2012 to December 2018) at Anheuser-Busch InBev SA/NV (“AB InBev”), a multinational drink and brewing holdings company.

Andre Maciel, Executive Vice President and Global Chief Financial Officer	48
Executive Vice President and Global Chief Financial Officer (since March 2022); Senior Vice President, U.S. Chief Financial Officer, and Head of Digital Transformation (September 2019 to March 2022); Managing Director, Continental Europe (January 2019 to August 2019); Chief Financial Officer, U.S. (2017 to January 2019); and Head of U.S. Commercial Finance (2015 to 2017).

Carlos Abrams-Rivera, Executive Vice President and President, North America	55
Executive Vice President and President, North America (since December 2021); and U.S. Zone President (February 2020 to December 2021). Executive Vice President and President, Campbell Snacks (May 2019 to February 2020), President, Campbell Snacks (March 2018 to May 2019), and President, Pepperidge Farm (2015 to March 2018) at Campbell Soup Company, a food and beverage company.

Kathy Krenger, Senior Vice President and Global Chief Communications Officer	55
Senior Vice President (since December 2021) and Global Chief Communications Officer (since July 2021). Senior Vice President, Global Communications (2017 to July 2021) at Hyatt Hotels Corporation, a global hospitality company.

Rashida La Lande, Executive Vice President, Global General Counsel, and Chief Sustainability and Corporate Affairs Officer	49
Executive Vice President, Global General Counsel, and Chief Sustainability and Corporate Affairs Officer (since December 2021); Corporate Secretary (since January 2018 to May 2022); Head of ESG (formerly CSR) and Government Affairs (October 2018 to December 2021); and Senior Vice President and Global General Counsel (January 2018 to December 2021). Partner (2007 to January 2018) at Gibson, Dunn & Crutcher LLP, a global law firm.

Marcos Eloi Lima, Executive Vice President and Global Chief Procurement Officer	45
Executive Vice President (since December 2021) and Chief Procurement Officer (since October 2019); and Advisor in the area of procurement (July 2019 to October 2019). Vice President Procurement & Sustainability Middle Americas Zone (2016 to July 2019) at AB InBev.

Rafael Oliveira, Executive Vice President and President, International Markets	48	Executive Vice President and President, International Markets (since December 2021); International Zone President (July 2019 to December 2021); Zone President of EMEA (2016 to June 2019); Managing Director of Kraft Heinz UK & Ireland (2016 to 2016); and President of Kraft Heinz Australia, New Zealand, and Papua New Guinea (2014 to 2016).
Flávio Barros Torres, Executive Vice President and Global Chief Supply Chain Officer	54
Executive Vice President and Global Chief Supply Chain Officer (since December 2021); and Head of Global Operations (January 2020 to December 2021). Vice President Supply Global (2017 to 2019) at AB InBev.

Melissa Werneck, Executive Vice President and Global Chief People Officer	50	Executive Vice President (since December 2021) and Global Chief People Officer (since 2016); and Head of Global Human Resources, Performance and Information Technology (2015 to 2016).
Yang Xu Senior Vice President, Global Head of Corporate Development; Global Treasurer	43	Senior Vice President, Global Head of Corporate Development, and Global Treasurer (since March 2022); Global Head of Treasury and M&A (April 2021 to March 2022); and Senior Vice President, Global Treasurer, and Head of Global Business Excellence (July 2020 to April 2021). Senior Director, Corporate Treasury and Risk Management at Whirlpool Corporation, a major home appliance company (2016 to April 2018).
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
The food and beverage industry is highly competitive across all of our product offerings. Our principal competitors in these categories are manufacturers and retailers with their own branded and private label products. We compete based on product innovation, price, product quality, nutritional value, service, taste, convenience, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy changing consumer preferences.
We may need to reduce our prices, or be restricted or delayed in our ability to increase prices, in response to competitive, customer, consumer, regulatory, or macroeconomic pressures, including pressures related to private label products that are generally sold at lower prices. These pressures have restricted, and may in the future continue to restrict, our ability to increase prices in response to commodity and other cost increases, including those related to inflationary pressures. Additionally, we expect that there could be a difference between the timing of when we take pricing actions and the impact of those beneficial actions on our results of operations. Failure to effectively assess, timely change, and properly set pricing, promotions, or trade incentives may negatively impact our ability to achieve our objectives.
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
Moreover, weak economic conditions, recessions, inflation, severe or unusual weather events, global or local pandemics, including COVID-19, as well as other factors, could affect consumer preferences and demand, at times, causing a strain on our supply chain due, in part, to retailers, distributors, or carriers modifying their restocking, fulfillment, or shipping practices. Failure to adequately respond to these changes could adversely affect our product sales, financial condition, and operating results.
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
Prolonged negative perceptions concerning the health, environmental, or social implications of certain food and beverage products, ingredients, or packaging materials could influence consumer preferences and acceptance of our products and marketing programs. Our ability to refine the ingredient and nutrition profiles of and packaging for our products as well as to maintain focus on ethical sourcing and supply chain management opportunities to address evolving consumer preferences are important to our growth. We strive to respond to consumer preferences and social expectations, but we may not be successful in our efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition, and operating results.

In addition, our growth depends on our successful development, introduction, and marketing of innovative new products and line extensions. There are inherent risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance or potential impacts on our existing product offerings. We may be required to increase expenditures for new product development. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect, and maintain necessary intellectual property rights, and to avoid infringing upon the intellectual property rights of others. We must also be able to respond successfully to technological advances by and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and impact our product sales, financial condition, and operating results.
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
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Negative perceptions of food and beverage marketing could adversely affect our brand image or lead to stricter regulations and scrutiny of our marketing practices. Moreover, adverse publicity about legal or regulatory action against us, our quality and safety, our environmental or social impacts, our other environmental, social, human capital, or governance practices, our products becoming unavailable to consumers, or our suppliers and, in some cases, our competitors, could damage our reputation and brand image, undermine our customers’ or consumers’ confidence, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Furthermore, existing or increased legal or regulatory restrictions on our advertising, consumer promotions, and marketing, or our response to those restrictions, could limit our efforts to maintain, extend, and expand our brands.
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
In nearly all of our product categories, we compete with branded products as well as private label products, which are typically sold at lower prices. Our products must provide higher value or quality to consumers than alternatives, particularly during periods of economic uncertainty or weakness or inflation. Consumers may not buy our products if relative differences in value or quality between our products and private label products change in favor of competitors’ products or if consumers perceive such a change. If consumers prefer private label products, then we could lose market share or sales volume, or our product mix could shift to lower margin offerings. A change in consumer preferences could also cause us to increase capital, marketing, and other expenditures, which could materially and adversely affect our product sales, financial condition, and operating results.
We may be unable to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories.
Our future results will depend on our ability to drive revenue growth in our key product categories or platforms as well as growth in the food and beverage industry in the geographies in which we operate. Our future results will also depend on our ability to enhance our portfolio by adding innovative new products in faster-growing and more profitable categories or platforms and our ability to increase market share in our existing product categories or platforms. Our failure to drive revenue growth, limit market share decreases in our key product categories or platforms, or develop innovative products for new and existing categories or platforms could materially and adversely affect our product sales, financial condition, and operating results.
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
We could also be adversely affected if consumers lose confidence in the safety and quality of our food products or ingredients, or the food safety system generally. Adverse attention about these types of concerns, whether or not valid, may damage our reputation, discourage consumers from buying our products, or cause production and delivery disruptions that could negatively impact our net sales and financial condition.
We may also suffer losses if our products or operations violate applicable laws or regulations or if our products cause injury, illness, or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or fraud claim is unsuccessful, has no merit, or is not pursued to conclusion, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our product sales, financial condition, and operating results.
Climate change and legal or regulatory responses may have a long-term adverse impact on our business and results of operations.
Global average temperatures are gradually increasing due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere, which is projected to contribute to significant changes in weather patterns around the globe, an increase in the frequency and severity of natural disasters, and changes in agricultural productivity. Increasing concern over climate change may adversely impact demand for our products, or increase our operating costs, due to changes in consumer preferences that cause consumers to switch away from products or ingredients considered to have a high climate change impact.

Increased natural disasters and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of natural resources and commodities, including dairy products, meat products, soybean and vegetable oils, tomatoes, coffee beans, sugar and other sweeteners, other fruits and vegetables, corn products, wheat products, and potatoes, to manufacture our products, and could further decrease food security for communities around the world. Climate change, and its environmental impacts, could also affect our ability, and our suppliers’ ability, to procure necessary commodities at costs and in quantities we currently experience and may require us to increase costs or make additional unplanned capital expenditures. Further, an increase in the frequency and severity of natural disasters could result in disruptions for us, our customers, suppliers, vendors, co-manufacturers, and distributors and impact our employees’ abilities to commute or work from home effectively. These disruptions could make it more difficult and costly for us to deliver our products, obtain raw materials or other supplies through our supply chain, maintain or resume operations, or perform other critical corporate functions, could reduce customer demand for our products, and could increase the cost of insurance.
Additionally, there is an increased focus by foreign, federal, state, and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions (including carbon pricing or a carbon tax), energy policies, disclosure obligations, and sustainability. Increased energy or compliance costs and expenses due to the impacts of climate change, as well as additional legal or regulatory requirements regarding climate change designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment could be costly and may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing and processing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations and long-term operating plans, which will likely incur substantial time, attention, and costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
Finally, we might fail to effectively address increased attention from the media, stockholders, activists, and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional regulatory requirements regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. Additionally, from time to time we establish and publicly announce environmental, social, and governance goals, commitments, and aspirations, including to reduce our impact on the environment. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. Our processes and controls for reporting sustainability and other matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC and European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report on our progress toward achieving these goals and commitments, it could negatively affect consumer preference for our products or investor confidence in our stock, as well as expose us to government enforcement actions and private litigation.

Business Risks
We may not successfully identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments.
From time to time, we have evaluated and may continue to evaluate acquisition candidates, alliances, joint ventures, or investments that may strategically fit our business objectives, and, as a result of some of these evaluations, we have acquired businesses or assets that we deem to be a strategic fit. We have also divested and may consider divesting businesses that do not meet our strategic objectives or growth or profitability targets. These activities may present financial, managerial, and operational risks including, but not limited to, diversion of management’s attention from existing core businesses; difficulties in integrating, or inability to successfully integrate, acquired businesses, including integrating or separating personnel and financial and other systems; inability to effectively and immediately implement control environment processes across a diverse employee population; adverse effects on existing or acquired customer and supplier business relationships; and potential disputes with buyers, sellers, or partners. Activities in such areas are regulated by numerous antitrust and competition laws in the United States, Canada, the European Union, the United Kingdom, and elsewhere. We have in the past and may in the future be required to obtain approval of these transactions by competition authorities or to satisfy other legal requirements, and we may be unable to obtain such approvals or satisfy such requirements, each of which may result in additional costs, time delays, or our inability to complete such transactions, which could materially and adversely affect our financial condition and operating results.
To the extent we undertake acquisitions, alliances, joint ventures, investments, or other developments in new geographies or categories, we may face additional risks related to such developments. For example, risks related to foreign operations are discussed below under the risk factor titled “Our international operations subject us to additional risks and costs and may cause our profitability to decline.”
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
We are a global company with sales and operations in numerous countries within developed and emerging markets. Approximately 30% of our 2022 net sales were generated outside of the United States. As a result, we are subject to risks inherent in global operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section, and also include:
•compliance with U.S. laws affecting operations outside of the United States, including anti-bribery and corruption laws such as the FCPA;
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
•compliance with antitrust and competition laws, data privacy laws, human rights laws, and a variety of other local, national, and multi-national regulations and laws in multiple jurisdictions;
•discriminatory or conflicting fiscal policies in or across foreign jurisdictions;

•changes in capital controls, including foreign currency exchange controls, governmental foreign currency policies, or other limits on our ability to import raw materials or finished product into various countries or repatriate cash from outside the United States;
•challenges associated with cross-border product distribution, including economic sanctions, export controls, and labor restrictions;
•changes in local regulations and laws, the uncertainty of enforcement of remedies in foreign jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources;
•risks and costs associated with political and economic instability, military conflict, corruption, anti-American sentiment, and social and ethnic unrest in the countries in which we operate;
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
Slow economic growth or high unemployment in the markets in which we operate could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Any of these factors could result in increased costs or decreased sales, and could materially and adversely affect our product sales, financial condition, and results of operations.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, trade secrets, trade dress, copyrights, and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, trade secret, and trade dress laws, as well as licensing agreements, third-party nondisclosure and assignment agreements, policing of third-party misuses of our intellectual property, and securing our information technology systems. Our failure to develop or adequately protect our trademarks, products, new features of our products, or our technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially and adversely affect our product sales, business, and financial condition. We also license certain intellectual property, most notably trademarks, from third parties. To the extent that we are not able to contract with these third parties on favorable terms or maintain our relationships with these third parties, our rights to use certain intellectual property could be impacted, which may adversely impact our results from operations.
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
We may be unable to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, or improve our competitiveness.
We have implemented a number of initiatives, including development of an operations center and strategic long-term collaboration with suppliers, that we believe are important to position our business for future success and growth. We have evaluated and continue to evaluate changes to our organizational structure and operations to enable us to reduce costs, simplify or improve processes, and improve our competitiveness. Our future success may depend upon our ability to realize the benefits of these or other cost-saving initiatives. In addition, certain of our initiatives may lead to increased costs in other aspects of our business such as increased conversion, outsourcing, or distribution costs. We must accurately predict costs and be efficient in executing any plans to achieve cost savings and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competition. To capitalize on our efforts, we must carefully evaluate investments in our business and execute in those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from any cost-saving efforts, we could be cost disadvantaged in the marketplace, and our competitiveness, production, profitability, financial condition, and operating results could be adversely affected.
Berkshire Hathaway has the ability to exert influence over us and significant influence over matters requiring stockholder approval.

As of December 31, 2022, Berkshire Hathaway owns approximately 26.6% of our common stock. Three members of our Board are officers and/or directors of Berkshire Hathaway or its affiliates. As a result, Berkshire Hathaway has the potential to exercise influence over management and Board decisions, including those affecting our capital structure, such as the issuance of additional capital stock, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration and amount of dividends. Berkshire Hathaway also has influence over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors, and approving mergers or sales of substantially all of our capital stock or assets. In addition, Berkshire Hathaway is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Berkshire Hathaway may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those opportunities may not be available to us.
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
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, payments of dividends, capital expenditures, and future business opportunities;
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
Our debt instruments contain customary representations, warranties, and covenants, including a financial covenant in our senior unsecured revolving credit facility (the “Senior Credit Facility”) to maintain a minimum shareholders’ equity (excluding accumulated other comprehensive income/(losses)). The creditors who hold our debt could accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt. If our operating performance declines, or if we are unable to comply with any covenant, such as our ability to timely prepare and file our periodic reports with the SEC, we have in the past needed and may in the future need to obtain waivers from the required creditors under our debt instruments to avoid being in default.
If we breach any covenants under our debt instruments and seek a waiver, we may not be able to obtain a waiver from the required creditors, or we may not be able to remedy compliance within the terms of any waivers approved by the required creditors. If this occurs, we would be in default under our debt instruments and unable to access our Senior Credit Facility. In addition, certain creditors could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets could negatively affect our financial condition and results of operations.
As of December 31, 2022, we maintain 11 reporting units, seven of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future, which could negatively affect our operating results or net worth. Furthermore, changes in reporting units, including as a result of integrating a new acquisition into an existing reporting unit that has a fair value below carrying amount of goodwill, have led, and could in the future lead, to an impairment of goodwill. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to goodwill or intangible asset impairments.
Reporting units and brands that have 20% or less excess fair value over carrying amount as of the annual impairment test we performed as of June 26, 2022 (the “Q3 2022 Annual Impairment Test”) have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount after impairment of $16.4 billion as of the Q3 2022 Annual Impairment Test and included Taste, Meals, and Away from Home (TMA), Canada and North America Coffee (CNAC), and Continental Europe. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $14.5 billion as of the Q3 2022 Annual Impairment Test and included Fresh, Beverages, and Desserts (FBD), Northern Europe, Asia, and Latin America (LATAM). Brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $16.6 billion as of the Q3 2022 Annual Impairment Test and included Kraft, Oscar Mayer, Miracle Whip, Ore-Ida, Maxwell House, Cool Whip, Jet Puffed, and Plasmon. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $2.5 billion as of the Q3 2022 Annual Impairment Test. Although the remaining brands, with a carrying value of $19.4 billion, have more than 50% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and were initially recorded at the time of acquisition on our consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Our net sales and net income may be exposed to foreign exchange rate fluctuations.
We derive a substantial portion of our net sales from international markets. We hold assets, incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Canadian dollar, euro, British pound sterling, Australian dollar, Brazilian real, Chinese renminbi, Indonesian rupiah, Russian ruble, and New Zealand dollar. Since our consolidated financial statements are reported in U.S. dollars, fluctuations in foreign currency exchange rates from period to period, which have been more volatile recently, will have an impact on our reported results. We have implemented foreign currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, these hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. In addition, in certain circumstances, we may incur costs in one currency related to services or products for which we are paid in a different currency. As a result, factors associated with our international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition.

Commodity, energy, and other input prices are volatile and could negatively affect our consolidated operating results.
We purchase and use large quantities of commodities, including dairy products, meat products, soybean and vegetable oils, tomatoes, coffee beans, sugar and other sweeteners, other fruits and vegetables, corn products, wheat products, and potatoes, to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, metals, and cardboard to package our products, and we use other inputs, such as electricity, natural gas, and water, to operate our facilities. We are also exposed to changes in oil prices, including diesel fuel, which influence both our packaging and transportation costs. Prices for commodities, energy, and other supplies are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, inflationary pressure, foreign currency fluctuations, severe weather, natural disasters, global climate change, water risk, pandemics, crop failures, crop shortages due to plant disease or insect and other pest infestation, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect our operations. Furthermore, the cost of raw materials and finished products may fluctuate due to changes in cross-currency transaction rates. In addition, disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine have caused, and could continue to cause, increased volatility of commodity and energy costs. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
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
In 2022, we continued to experience higher commodity costs and supply chain costs, including procurement, logistics, and manufacturing costs, largely due to inflationary pressures. We expect these costs to continue to increase and inflation to remain elevated through 2023. Although we take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our financial condition, operating results, and cash flows could be materially adversely affected. Even if such measures are effective, we expect that there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted and could continue to negatively impact our market share.
Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices may cause volatility in our gross profit and net income.
We use commodity futures, options, and swaps to economically hedge the price of certain input costs, including dairy products, vegetable oils, coffee beans, wheat products, corn products, sugar, meat products, and cocoa products. We recognize gains and losses based on changes in the values of these commodity derivatives. We recognize these gains and losses in cost of products sold in our consolidated statements of income to the extent we utilize the underlying input in our manufacturing process. We recognize the unrealized gains and losses on these commodity derivatives in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results. Accordingly, changes in the values of our commodity derivatives may cause volatility in our gross profit and net income.

Regulatory Risks
Our compliance with laws and regulations, and related legal claims or regulatory enforcement actions, could expose us to significant liabilities and damage our reputation.
As a large, global food and beverage company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Various laws and regulations govern our practices including, but not limited to, those related to advertising and marketing, product claims and labeling, food production, environmental matters (including climate change), intellectual property, consumer protection and product liability, commercial disputes, trade and export controls, anti-trust, data privacy, labor and employment, workplace health and safety, and tax. As a consequence, we face a heightened risk of legal claims and regulatory enforcement actions in the ordinary course of business. In addition, the imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, and differing or competing regulations and standards across the markets where our products are made, manufactured, distributed, and sold have in the past and could continue to result in higher compliance costs, capital expenditures, and higher production costs, adversely impacting our product sales, financial condition, and results of operations. Furthermore, actions we have taken or may take, or decisions we have made or may make, in response to pandemics (including the COVID-19 pandemic), may result in investigations, legal claims, or litigation against us. In addition, claims about the health impacts of consumption of our products, or ingredients, components, or substances present or allegedly present in those products or packaging, have resulted in, and could in the future result in, us being subject to regulations, fines, lawsuits, or taxes that could adversely impact our business.
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
Our borrowing costs can be affected by short and long-term credit ratings assigned by rating organizations. A decrease in these credit ratings could limit our access to capital markets and increase our borrowing costs, which could materially and adversely affect our financial condition and operating results. In February 2020, Moody’s Investor Services, Inc. (“Moody’s”) affirmed our long-term credit rating of Baa3 with a negative outlook and Fitch Ratings (“Fitch”) and S&P Global Ratings (“S&P”) downgraded our long-term credit rating from BBB- to BB+ with a stable outlook from Fitch and a negative outlook from S&P. The downgrades by Fitch and S&P adversely affected our ability to access the commercial paper market. These downgrades did not constitute a default or event of default under our debt instruments. Our long-term credit rating was upgraded from BB+ to BBB- by S&P in March 2022 and by Fitch in May 2022. Fitch upgraded our long-term debt credit rating from BBB- to BBB in November 2022. As of the date of this filing, our long-term debt is rated BBB- by S&P, BBB by Fitch and Baa3 by Moody’s, with a positive outlook from S&P and a stable outlook from Fitch and Moody’s.

Registered Securities Risks
Sales of our common stock in the public market could cause volatility in the price of our common stock or cause the share price to fall.
Sales of a substantial number of shares of our common stock in the public market, including sales of our common stock by Berkshire Hathaway, or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. A sustained depression in the market price of our common stock has happened and could in the future happen, which could also reduce our market capitalization below the book value of net assets, which could increase the likelihood of recognizing goodwill or indefinite-lived intangible asset impairment losses that could negatively affect our financial condition and results of operations.
Kraft Heinz, 3G Global Food Holdings, and Berkshire Hathaway entered into a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by 3G Capital and Berkshire Hathaway, which represents all shares of our common stock held by Berkshire Hathaway and 3G Capital as of the date of the closing of the 2015 Merger. As of December 31, 2022, registrable shares represented approximately 34.5% of all outstanding shares of our common stock. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, offers and sales of a large number of registrable shares may be made pursuant to an effective registration statement under the Securities Act in accordance with the terms of the registration rights agreement. Sales of our common stock by Berkshire Hathaway to other persons would likely result in an increase in the number of shares being traded in the public market and may increase the volatility of the price of our common stock.
Our ability to pay regular dividends to our stockholders and the amounts of any such dividends are subject to the discretion of the Board and may be limited by our financial condition, debt agreements, or limitations under Delaware law.
Although it is currently anticipated that we will continue to pay regular quarterly dividends, any such determination to pay dividends and the amounts thereof will be at the discretion of the Board and will be dependent on then-existing conditions, including our financial condition, income, legal requirements, including limitations under Delaware law, debt agreements, and other factors the Board deems relevant. The Board has previously decided, and may in the future decide, in its sole discretion, to change the amount or frequency of dividends or discontinue the payment of dividends entirely. For these reasons, stockholders will not be able to rely on dividends to receive a return on investment. Accordingly, realization of any gain on shares of our common stock may depend on the appreciation of the price of our common stock, which may not occur.
General Risk Factors
Disruptions in the global economy caused by geopolitical conflicts, including the ongoing conflict between Russia and Ukraine, could adversely affect our business, financial condition and results of operations.
Escalation of geopolitical tensions related to military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, supply chain disruptions, changes in consumer demand, increased cyberattacks, and impacts on foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition, and results of operations. Although we do not have operations in Ukraine, and our business in Russia generated approximately 1% of our consolidated net sales for the year ended December 31, 2022, the military conflict between Russia and Ukraine has caused, and could continue to cause, negative impacts on our business and the global economy. Governments in the United States, Canada, United Kingdom, and European Union have each imposed export controls and economic sanctions on certain industry sectors and parties in Russia. Due in part to the negative impact of the Russia-Ukraine military conflict, we have experienced shortages in certain materials and increased costs in commodities including packaging materials, soybean and vegetable oils, energy, corn products, and wheat products. The effects of current geopolitical conflicts, including the conflict between Russia and Ukraine, as well as potential future geopolitical tensions, could heighten many of our known risks described in this Item 1A, Risk Factors.
Unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate could adversely affect our ability to provide products to our customers or our results of operations.
We have a complex network of suppliers, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather or other geological events or natural disasters, including hurricanes, earthquakes, floods, tsunamis, or wild fires (whether as a result of climate change or otherwise), raw material shortages, fires or explosions, political unrest, geopolitical conflicts (including the ongoing conflict between Russia and Ukraine), terrorism, civil strife, acts of war, public corruption, expropriation, generalized labor unrest or labor shortages, or pandemics (including

COVID-19), could damage or disrupt our operations or the operations of our customers, suppliers, vendors, co-manufacturers, distributors, or regulators. These factors include, but are not limited to:
•natural disasters, labor strikes, or other disruptions at any of our facilities or our suppliers’ or distributors’ facilities may impair or delay the delivery of our products; and
•illness of our workforce, or the workforce of third parties with which we do business, due to influenza or pandemics, could disrupt production of our products in one or more of our manufacturing facilities, or cause our suppliers, vendors, distributors, or third-party manufacturers to fail to meet their obligations to us.
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
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Economic and financial uncertainties in our international markets, changes to major international trade arrangements, and the imposition of tariffs by certain foreign governments could negatively impact our operations and sales. Other factors impacting our operations in the United States and in international locations where we do business include changes in laws, export and import restrictions, foreign currency exchange rates, foreign currency devaluation, cash repatriation restrictions, recessionary conditions, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, terrorist acts, political unrest, and military conflict. Such factors in either domestic or foreign jurisdictions, and our responses to them, could materially and adversely affect our product sales, financial condition, and operating results.
We rely on our management team and other key personnel and may be unable to hire or retain key personnel or a highly skilled and diverse global workforce.
We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel and a diverse global workforce with the skills and in the locations we need to operate and grow our business. Unplanned turnover, failure to attract and develop personnel with key emerging capabilities such as e-commerce and digital marketing skills, or failure to develop adequate succession plans for leadership positions, including the Chief Executive Officer position, could deplete our institutional knowledge base and erode our competitiveness. Further, equity-based compensation is a key component of our compensation program and essential for attracting and retaining qualified personnel. As a result, the lack of positive performance in our stock price may adversely affect our ability to attract or retain key personnel. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate skilled employees. Any such loss, failure, or limitation could adversely affect our product sales, financial condition, and operating results.
We are significantly dependent on information technology, and we may be unable to protect our information systems against service interruption, misappropriation of data, or breaches of security.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks and other cybersecurity risks, telecommunication failures, user errors, catastrophic events, or other factors. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine, may further heighten the risk of cybersecurity attacks. If our information technology systems suffer severe damage, disruption, or shutdown, by unintentional or malicious actions of employees or contractors or by cyberattacks, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, reputational damage, transaction errors, processing inefficiencies, the leakage of confidential information, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed.
In addition, if we are unable to prevent security breaches or disclosure of non-public information, we may suffer financial and reputational damage, litigation or remediation costs, fines, or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, consumers, or suppliers. While we maintain a cyber insurance policy that provides coverage for security incidents, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on financially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
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
We are also subject to various laws and regulations that are continuously evolving and developing regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Such laws and regulations, as well as their interpretation and application, may vary from jurisdiction to jurisdiction, which can result in inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”), and similar regulations implemented in other non-U.S. geographies, adds a broad array of requirements with respect to personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. The California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), which became effective in January 2023 and amended the CCPA, among other things, impose additional requirements with respect to disclosure and deletion of personal information of California residents. The CCPA and CPRA provide civil penalties for violations, as well as a private right of action for data breaches. Similar legislation in Virginia, Colorado, Utah, and Connecticut, all of which have gone into effect or will go into effect during 2023, impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights. GDPR, CCPA, CPRA, and other privacy and data protection laws may increase our costs of compliance and risks of non-compliance, which could result in substantial penalties.
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
Furthermore, we may be subject to increased costs or experience adverse effects to our operating results if we are unable to renew collectively bargained agreements on satisfactory terms. Our financial condition and ability to meet the needs of our customers could be materially and adversely affected if strikes or work stoppages or interruptions occur as a result of delayed negotiations with union-represented employees both in and outside of the United States.
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
We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, which represents the majority of our operations, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. We continue to monitor the Inflation Reduction Act of 2022 and related regulatory developments to evaluate their potential impact on our business, tax rate, and financial results. Additionally, the Organization for Economic Co-operation and Development (OECD), a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The proposals aim to ensure a fairer distribution of profits among countries and impose a floor on tax competition through the introduction of a global minimum tax. It is not currently possible to accurately determine the potential comprehensive impact of these or future changes, but these changes could have a material impact on our effective tax rate, financial condition, and business.
Significant judgment, knowledge, and experience are required in determining our worldwide provision for income taxes. Our future effective tax rate is impacted by a number of factors including changes in the valuation of our deferred tax assets and liabilities, changes in geographic mix of income, changes in expenses not deductible for tax, including impairment of goodwill, and changes in available tax credits. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are also regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits, including transfer pricing matters, and any related litigation could be materially different from our historical income tax provisions and accruals. For example, we are currently under examination by the Internal Revenue Service (“IRS”) for income taxes for the years 2018 and 2019. We have received a draft economist report and expect to receive a Notice of Proposed Adjustment relating to transfer pricing with our foreign subsidiaries asserting that our U.S. taxable income for 2018 and 2019 should have been higher, which would result in additional U.S. tax expense for 2018 and 2019 plus interest and potential penalties. We intend to vigorously contest the position taken by the IRS; however, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and potential penalties, our results of operations and cash flows could be materially affected. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made.
Volatility of capital markets or macroeconomic factors could adversely affect our business.
Changes in financial and capital markets, including market disruptions, limited liquidity, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. Additionally, some of our customers, suppliers, and counterparties are highly leveraged. Consolidations in some of the industries in which our customers operate have created larger customers, some of which are highly leveraged and facing increased competition and continued credit market volatility. These factors have caused some customers to be less profitable, increasing our exposure to credit risk. A significant adverse change in the financial and/or credit position of a customer, supplier, or counterparty could require us to assume greater credit risk relating to that customer or counterparty and could limit our ability to collect receivables. This could have an adverse impact on our financial condition and liquidity.
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
We manufacture our products in our network of manufacturing and processing facilities located throughout the world. As of December 31, 2022, we operated 78 manufacturing and processing facilities. We own 72 and lease six of these facilities. Our manufacturing and processing facilities count by segment as of December 31, 2022 was:

	Owned	Leased
North America	32	3
International	40	3

We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and are adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.
In 2022, we transferred ownership of our facility in Ontario, Oregon as part of a long-term third-party manufacturing agreement in our North America segment. Additionally, we divested certain assets and operations associated with our business-to-business powdered cheese business in our North America segment, including, among other things, a manufacturing facility in Albany, Minnesota. We also acquired one owned manufacturing facility in our International segment. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on our acquisitions and divestitures.
Item 3. Legal Proceedings.
See Note 15, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on The Nasdaq Stock Market LLC (Nasdaq) under the ticker symbol “KHC.” At February 11, 2023, there were approximately 40,000 holders of record of our common stock.
See Equity and Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of cash dividends declared on our common stock.
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Food and Soft Drink Products, which we consider to be our peer group. Companies included in the S&P Consumer Staples Food and Soft Drink Products index change periodically and are presented on the basis of the index as it is comprised on December 31, 2022. This graph covers the five-year period from December 29, 2017 (the last trading day of our fiscal year 2017) through December 30, 2022 (the last trading day of our fiscal year 2022). The graph shows total shareholder return assuming $100 was invested on December 29, 2017 and the dividends were reinvested on a daily basis.

Kraft Heinz
S&P 500
S&P Consumer Staples Packaged Food & Soft Drinks
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
DECEMBER 29, 2017
DECEMBER 28, 2018
DECEMBER 27, 2019
DECEMBER 24, 2020
DECEMBER 23, 2021
DECEMBER 30, 2022

	Kraft Heinz	S&P 500	S&P Consumer Staples Food and Soft Drink Products
December 29, 2017	$100.00	$100.00	$100.00
December 28, 2018	58.45	94.80	96.69
December 27, 2019	44.85	126.06	124.43
December 24, 2020	52.49	146.73	131.03
December 23, 2021	55.16	189.93	148.98
December 30, 2022	66.43	156.88	164.32
The above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Issuer Purchases of Equity Securities During the Three Months Ended December 31, 2022
Our share repurchase activity in the three months ended December 31, 2022 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
9/25/2022 — 10/29/2022	2,779,689	$34.99	—	$—
10/30/2022 — 11/26/2022	433,574	37.73	—	—
11/27/2022 — 12/31/2022	97,208	40.23	—	—
Total	3,310,471		—
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
See below for discussion and analysis of our financial condition and results of operations for 2022 compared to 2021. See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 25, 2021 for a detailed discussion of our financial condition and results of operations for 2021 compared to 2020.
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
See Note 20, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our financial information by segment.
Acquisitions and Divestitures:
In 2022, we completed the acquisition of Companhia Hemmer Indústria e Comércio (the “Hemmer Acquisition”) and Just Spices GmbH (the “Just Spices Acquisition”), both of which are in our International segment. Additionally, in 2022, we completed the sale of our business-to-business powdered cheese business (the “Powdered Cheese Transaction”). The Powdered Cheese Transaction is not considered a strategic shift that will have a major effect on our operations or financial results; therefore, the results of this business are included in continuing operations through the date of sale.
In 2021, we completed the acquisition of Assan Gıda Sanayi ve Ticaret A.Ş. (the “Assan Foods Acquisition”) and BR Spices Indústria e Comércio de Alimentos Ltda (the “BR Spices Acquisition”), both of which are in our International segment. Additionally, in 2021, we completed the sale of certain assets in our global nuts business (the “Nuts Transaction”) as well as the sale of certain assets in our global cheese businesses (the “Cheese Transaction”). The Nuts Transaction and the Cheese Transaction are not, individually or in the aggregate, considered a strategic shift that will have a major effect on our operations or financial results; therefore, the results of these businesses are included in continuing operations through the date of each sale in the prior year period.
See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information.
Conflict Between Russia and Ukraine:
For the year ended December 31, 2022, approximately 1% of consolidated net sales, net income/(loss), and Adjusted EBITDA were generated from our business in Russia. For the year ended December 25, 2021, approximately 1% of consolidated net sales were generated from our business in Russia, while net income/(loss) and Adjusted EBITDA were each insignificant. As of December 31, 2022, we had approximately 1,100 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. Further, we have experienced cost increases globally for certain commodities, including packaging materials, soybean and vegetable oils, energy, corn products, and wheat products due to overall market demand, inflationary pressures, and, in part, to the negative impact of the conflict between Russia and Ukraine on the global economy. We will continue to monitor the impact that this conflict has on our business; however, through 2022, the conflict between Russia and Ukraine did not have a material impact on our financial condition, results of operations, or cash flows.

Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $444 million, intangible asset impairment losses of $469 million, and property, plant, and equipment, net asset impairment losses of $86 million in 2022 compared to goodwill impairment losses of $318 million and intangible asset impairment losses of $1.3 billion in 2021. See Note 4, Acquisitions and Divestitures, and Note 8, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information on these impairment losses.
53rd Week:
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Our 2022 fiscal year ended December 31, 2022 includes a 53rd week of activity. Our 2021 fiscal year was a 52-week period that ended on December 25, 2021.
Inflation and Supply Chain Impacts:
During the year ended December 31, 2022, we continued to experience increasing commodity costs and supply chain costs, including procurement, logistics, and manufacturing costs, largely due to inflationary pressures, as compared to the prior year period. We expect these costs to continue to increase and inflation to remain elevated through 2023. While these costs have a negative impact on our results of operations, we are currently taking measures to mitigate, and expect to continue to take measures to mitigate, the impact of this inflation through pricing actions and efficiency gains. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted, and could continue to negatively impact, our market share.
Further, given the current level of demand for our products combined with industry-wide supply chain issues, we have experienced capacity constraints for certain products when demand has exceeded our current manufacturing capacity. As discussed in Liquidity and Capital Resources, we continue to focus on rebuilding inventory and expanding capacity through increased capital investments, which have resulted in an increased ability to meet customer demand. However, these capacity constraints have negatively impacted, and could continue to negatively impact, our market share, financial condition, results of operations, or cash flows, until we return to optimal service levels.
Results of Operations
We disclose in this report certain non-GAAP financial measures. These non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our underlying operations. For additional information and reconciliations to the most closely comparable financial measures presented in our consolidated financial statements, which are calculated in accordance with U.S. GAAP see Non-GAAP Financial Measures.
Consolidated Results of Operations
Summary of Results:

	December 31, 2022	December 25, 2021	% Change
	(in millions, except per share data)
Net sales	$26,485	$26,042	1.7%
Operating income/(loss)	3,634	3,460	5.0%
Net income/(loss)	2,368	1,024	131.3%
Net income/(loss) attributable to common shareholders	2,363	1,012	133.4%
Diluted EPS	1.91	0.82	132.9%
Net Sales:

	December 31, 2022	December 25, 2021	% Change
	(in millions)
Net sales	$26,485	$26,042	1.7%
Organic Net Sales(a)	26,249	23,917	9.8%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Fiscal Year 2022 Compared to Fiscal Year 2021:
Net sales increased 1.7% to $26.5 billion in 2022 compared to $26.0 billion in 2021, including the unfavorable impacts of acquisitions and divestitures (8.0 pp) and foreign currency (2.0 pp) and the favorable impact of a 53rd week of shipments (1.9 pp). Organic Net Sales increased 9.8% to $26.2 billion in 2022 compared to $23.9 billion in 2021, primarily driven by higher pricing (13.2 pp), which more than offset unfavorable volume/mix (3.4 pp). Pricing was higher in both segments, while volume/mix was unfavorable in both segments.
Net Income/(Loss):

	December 31, 2022	December 25, 2021	% Change
	(in millions)
Operating income/(loss)	$3,634	$3,460	5.0%
Net income/(loss)	2,368	1,024	131.3%
Net income/(loss) attributable to common shareholders	2,363	1,012	133.4%
Adjusted EBITDA(a)	6,003	6,371	(5.8)%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2022 Compared to Fiscal Year 2021:
Operating income/(loss) increased 5.0% to $3.6 billion in 2022 compared to $3.5 billion in 2021, primarily driven by higher pricing, lower non-cash impairment losses in the current year period, efficiency gains, and the favorable impact of a 53rd week of shipments, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; higher commodity costs (mainly in dairy, packaging materials, soybean and vegetable oils, energy, and meat); the unfavorable impact of acquisitions and divestitures; unfavorable volume/mix; and an accrual related to the previously disclosed securities class action lawsuit.
Net income/(loss) increased 131.3% to $2.4 billion in 2022 compared to $1.0 billion in 2021. This increase was driven by lower interest expense, the operating income/(loss) factors discussed above, and lower tax expense, which more than offset unfavorable changes in other expense/(income).
•Interest expense was $921 million in 2022 compared to $2.0 billion in 2021. This decrease was primarily due to a $38 million net gain on extinguishment of debt recognized in the current year period in connection with our debt repurchases in 2022 compared to a $917 million loss on extinguishment of debt recognized in the prior year period in connection with our tender offers, debt redemptions, and debt repurchases in 2021. The remaining change in interest expense was a decrease of approximately $171 million compared to the prior year period, as our aggregate principal amount of senior notes was reduced by approximately $6.2 billion in 2021 through tender offers, redemptions, repurchases, and repayments and approximately $1.5 billion in 2022 through repurchases and repayments.
•Our effective tax rate was 20.2% in 2022 compared to 40.1% in 2021. Our 2022 effective tax rate was impacted by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable items, primarily the decrease in deferred tax liabilities due to the merger of certain foreign entities, the revaluation of deferred tax balances due to changes in state tax laws, and changes in estimates of certain 2021 U.S. income and deductions. This impact was partially offset by the impact of certain unfavorable items, primarily non-deductible goodwill impairments, the impact of the federal tax on global intangible low-taxed income (“GILTI”), and the establishment of uncertain tax positions and valuation allowance reserves. Our 2021 effective tax rate was unfavorably impacted by rate reconciling items, primarily the tax impacts related to acquisitions and divestitures, which mainly reflect the impacts of the Nuts Transaction and Cheese Transaction, partially offset by 2021 capital losses; the revaluation of our deferred tax balances due to changes in international and state tax rates, mainly an increase in U.K. tax rates; the impact of the federal tax on GILTI; and non-deductible goodwill impairments. These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
•Other expense/(income) was $253 million of income in 2022 compared to $295 million of income in 2021. This change was primarily driven by a $79 million decrease in net pension and postretirement non-service benefits and a $25 million net gain on sales of businesses in 2022 compared to a $44 million net gain on sales of businesses in 2021. These impacts were partially offset by a $50 million net loss on derivative activities in 2022 compared to an $86 million net loss on derivative activities in 2021 and a $12 million increase in interest income as compared to the prior year period.

Adjusted EBITDA decreased 5.8% to $6.0 billion in 2022 compared to $6.4 billion in 2021, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; higher commodity costs (mainly in dairy, packaging materials, soybean and vegetable oils, energy, and meat); the unfavorable impact of acquisitions and divestitures (6.1 pp); unfavorable volume/mix; and the unfavorable impact of foreign currency (1.3 pp), which more than offset higher pricing, efficiency gains, and the favorable impact of a 53rd week of shipments (1.9 pp).
Diluted Earnings Per Share (“EPS”):

	December 31, 2022	December 25, 2021	% Change
	(in millions, except per share data)
Diluted EPS	$1.91	$0.82	132.9%
Adjusted EPS(a)	2.78	2.93	(5.1)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2022 Compared to Fiscal Year 2021:
Diluted EPS increased 132.9% to $1.91 in 2022 compared to $0.82 in 2021, primarily driven by the net income/(loss) factors discussed above.

	December 31, 2022	December 25, 2021	$ Change	% Change
Diluted EPS	$1.91	$0.82	$1.09	132.9%
Restructuring activities	0.05	0.05	—
Unrealized losses/(gains) on commodity hedges	0.04	0.01	0.03
Impairment losses	0.70	1.07	(0.37)
Certain non-ordinary course legal and regulatory matters	0.13	0.05	0.08
Losses/(gains) on sale of business	(0.01)	0.15	(0.16)
Other losses/(gains) related to acquisitions and divestitures	(0.02)	—	(0.02)
Nonmonetary currency devaluation	0.01	—	0.01
Debt prepayment and extinguishment (benefit)/costs	(0.03)	0.59	(0.62)
Certain significant discrete income tax items	—	0.19	(0.19)
Adjusted EPS(b)	$2.78	$2.93	$(0.15)	(5.1)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.01
Results of divested operations			(0.26)
53rd week			0.06
Interest expense			0.13
Other expense/(income)			(0.03)
Effective tax rate			(0.06)
			$(0.15)
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 5.1% to $2.78 in 2022 compared to $2.93 in 2021 primarily due to lower Adjusted EBITDA, which includes the unfavorable impact of our divestitures, higher taxes on adjusted earnings, and unfavorable changes in other expense/(income), which more than offset lower interest expense, the favorable impact of a 53rd week of shipments, higher divestiture-related license income, and lower equity award compensation expense.

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
Net Sales:

	December 31, 2022	December 25, 2021
	(in millions)
Net sales:
North America	$20,340	$20,351
International	6,145	5,691
Total net sales	$26,485	$26,042
Organic Net Sales:

	2022 Compared to 2021
	December 31, 2022	December 25, 2021
	(in millions)
Organic Net Sales(a):
North America	$20,050	$18,361
International	6,199	5,556
Total Organic Net Sales	$26,249	$23,917
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Currency	Acquisitions and Divestitures	53rd Week	Organic Net Sales	Price	Volume/Mix
2022 Compared to 2021
North America	(0.1)%	(0.4) pp	(10.8) pp	1.9 pp	9.2%	13.0 pp	(3.8) pp
International	8.0%	(8.1) pp	2.8 pp	1.7 pp	11.6%	13.5 pp	(1.9) pp
Kraft Heinz	1.7%	(2.0) pp	(8.0) pp	1.9 pp	9.8%	13.2 pp	(3.4) pp

Adjusted EBITDA:

	December 31, 2022	December 25, 2021
	(in millions)
Segment Adjusted EBITDA:
North America	$5,284	$5,576
International	1,017	1,066
General corporate expenses	(298)	(271)
Depreciation and amortization (excluding restructuring activities)	(922)	(910)
Divestiture-related license income	56	4
Restructuring activities	(74)	(84)
Deal costs	(9)	(11)
Unrealized gains/(losses) on commodity hedges	(63)	(17)
Impairment losses	(999)	(1,634)
Certain non-ordinary course legal and regulatory matters	(210)	(62)
Equity award compensation expense	(148)	(197)
Operating income/(loss)	3,634	3,460
Interest expense	921	2,047
Other expense/(income)	(253)	(295)
Income/(loss) before income taxes	$2,966	$1,708
North America:

	2022 Compared to 2021
	December 31, 2022	December 25, 2021	% Change
	(in millions)
Net sales	$20,340	$20,351	(0.1)%
Organic Net Sales(a)	20,050	18,361	9.2%
Segment Adjusted EBITDA	5,284	5,576	(5.2)%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2022 Compared to Fiscal Year 2021:
Net sales decreased 0.1% to $20.3 billion in 2022 compared to $20.4 billion in 2021, including the unfavorable impacts of divestitures (10.8 pp) and foreign currency (0.4 pp), partially offset by the favorable impact of a 53rd week of shipments (1.9 pp). Organic Net Sales increased 9.2% to $20.1 billion in 2022 compared to $18.4 billion in 2021, driven by higher pricing (13.0 pp), which more than offset unfavorable volume/mix (3.8 pp). Higher pricing was primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in frozen, meat, condiments and sauces, coffee, ready-to-drink beverages, and desserts.
Segment Adjusted EBITDA decreased 5.2% to $5.3 billion in 2022 compared to $5.6 billion in 2021, primarily due to higher commodity costs (mainly in dairy, packaging materials, soybean and vegetable oils, meat, and energy); higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; the unfavorable impact of the Cheese Transaction and Nuts Transaction (6.7 pp); unfavorable volume/mix; and the unfavorable impact of foreign currency (0.2 pp). These decreases to Segment Adjusted EBITDA more than offset higher pricing, efficiency gains, and the favorable impact of a 53rd week of shipments (1.9 pp).

International:

	2022 Compared to 2021
	December 31, 2022	December 25, 2021	% Change
	(in millions)
Net sales	$6,145	$5,691	8.0%
Organic Net Sales(a)	6,199	5,556	11.6%
Segment Adjusted EBITDA	1,017	1,066	(4.6)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2022 Compared to Fiscal Year 2021:
Net sales increased 8.0% to $6.1 billion in 2022 compared to $5.7 billion in 2021, including the favorable impacts of acquisitions and divestitures (2.8 pp) and a 53rd week of shipments (1.7 pp) and the unfavorable impact of foreign currency (8.1 pp). Organic Net Sales increased 11.6% to $6.2 billion in 2022 compared to $5.6 billion in 2021, driven by higher pricing (13.5 pp), which more than offset unfavorable volume/mix (1.9 pp). Higher pricing included increases across markets primarily to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines across categories in Australia and New Zealand, declines in boxed dinners and condiments and sauces in the United Kingdom, and declines in condiments and sauces and infant nutrition in Russia, which more than offset higher foodservice sales across most markets and growth in Brazil.
Segment Adjusted EBITDA decreased 4.6% to $1.0 billion in 2022 compared to $1.1 billion in 2021, primarily due to higher supply chain costs, reflecting inflationary pressure in procurement, logistics, and manufacturing costs; higher commodity costs, including in packaging and energy; the unfavorable impact of foreign currency (7.2 pp); and unfavorable volume/mix, which more than offset higher pricing, efficiency gains, and the favorable impact of a 53rd week of shipments (1.6 pp).
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
In the fourth quarter of 2022, we received approximately $108 million of cash consideration following the closing of the Powdered Cheese Transaction.
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
In the fourth quarter of 2021, we received approximately $3.2 billion of cash consideration following the closing of the Cheese Transaction. In connection with the Cheese Transaction, we paid approximately $620 million of cash taxes in the second quarter of 2022, primarily to U.S. federal and state tax authorities. We primarily utilized the post-tax transaction proceeds to fund our open market debt repurchases and tender offer in the fourth quarter of 2021.
Additionally, in the fourth quarter of 2021, we completed the Assan Foods Acquisition, which included cash consideration of approximately $70 million, and the BR Spices Acquisition for an insignificant amount of cash consideration.
See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on our acquisitions and divestitures. See Note 16, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our debt transactions.

Cash Flow Activity for 2022 Compared to 2021:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.5 billion for the year ended December 31, 2022 compared to $5.4 billion for the year ended December 25, 2021. This decrease was primarily driven by proceeds from the sale of licenses in connection with the Cheese Transaction in 2021, higher cash outflows for inventories, primarily related to stock rebuilding, increased input costs, and the acceleration of payments to suppliers attributed to the wind-down of our existing product financing arrangements, as well as lower Adjusted EBITDA. These impacts were partially offset by lower cash outflows for interest primarily due to the reduction of long-term debt throughout 2022 and 2021.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $1.1 billion for the year ended December 31, 2022 compared to net cash provided by investing activities of $4.0 billion for the year ended December 25, 2021. This decrease was primarily driven by proceeds from the Nuts Transaction and Cheese Transaction in 2021, as well as payments for the Just Spices Acquisition and Hemmer Acquisition in 2022. These impacts were partially offset by increased proceeds from the settlement of net investment hedges and proceeds from the Powdered Cheese Transaction in 2022. We had 2022 capital expenditures of $916 million compared to 2021 capital expenditures of $905 million. We expect 2023 capital expenditures to be approximately $1.1 billion, primarily driven by capital investments for capacity expansion, maintenance, cost improvement and innovation projects, and technology.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $3.7 billion for the year ended December 31, 2022 compared to $9.3 billion for the year ended December 25, 2021. This change was primarily due to higher repayments of long-term debt and debt prepayment and extinguishment costs in 2021 related to our tender offers, debt repurchases, and debt redemptions in 2021. See Note 16, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our debt repayments.
Cash Held by International Subsidiaries:
Of the $1.0 billion cash and cash equivalents on our consolidated balance sheet at December 31, 2022, $707 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2022 accumulated earnings of certain international subsidiaries is approximately $50 million.
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $10 million on approximately $90 million of historic earnings at December 31, 2022 and a deferred tax liability of approximately $10 million on approximately $135 million of historic earnings at December 25, 2021. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $1.1 billion at December 31, 2022 and $820 million at December 25, 2021.
Product Financing Arrangements:
We enter into various product financing arrangements to facilitate supply from our vendors. In the fourth quarter of 2022, we began to wind-down our existing product financing arrangements, with final impacts of the wind-down expected to extend into 2023. We continue to have access to these programs to facilitate supply from our vendors in the future, if we choose to do so. See Note 14, Financing Arrangements, in Item 8, Financial Statements and Supplementary Data, for additional information on our product financing arrangements.

Borrowing Arrangements:
As of the date of this filing, our long-term debt is rated BBB- by S&P Global Ratings (“S&P”), BBB by Fitch Ratings (“Fitch”) and Baa3 by Moody’s Investor Services, Inc. (“Moody’s”), with a positive outlook from S&P and a stable outlook from Fitch and Moody’s. In February 2020, Fitch and S&P downgraded our long-term credit rating from BBB- to BB+. These downgrades adversely affected our ability to access the commercial paper market. These downgrades did not constitute a default or event of default under any of our debt instruments. Our ability to borrow under the Senior Credit Facility was not affected by the downgrades. Our long-term credit rating was upgraded from BB+ to BBB- by S&P in March 2022 and by Fitch in May 2022. Fitch upgraded our long-term debt credit rating from BBB- to BBB in November 2022.
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at December 31, 2022, at December 25, 2021, or during the year ended December 25, 2021. The maximum amount of commercial paper outstanding during the year ended December 31, 2022 was $198 million, under our U.S. commercial paper program.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2027. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at December 31, 2022, our previous credit facility (the “Previous Senior Credit Facility”) at December 25, 2021, or on either the Senior Credit Facility or Previous Senior Credit Facility during the years ended December 31, 2022 and December 25, 2021.
Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of December 31, 2022.
Long-Term Debt:
Our long-term debt, including the current portion, was $20.1 billion at December 31, 2022 and $21.8 billion at December 25, 2021. This decrease was primarily due to approximately $315 million aggregate principal amount of floating rate senior notes that were repaid at maturity in August 2022, approximately $381 million aggregate principal amount of senior notes that were repaid at maturity in June 2022, approximately $6 million aggregate principal amount of senior notes that were repaid at maturity in March 2022, and approximately $755 million aggregate principal amount of senior notes repurchased in connection with the debt repurchases in 2022, as well as changes in foreign currency exchange rates on our foreign-denominated debt. We used cash on hand to fund our debt repurchases in 2022 and to pay related fees and expenses.
We have aggregate principal amounts of senior notes of approximately 750 million euros maturing in June 2023.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of December 31, 2022.
See Note 16, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our long-term debt activity.
Equity and Dividends:
We paid dividends on our common stock of $2.0 billion in 2022, 2021, and 2020, respectively. Additionally, in the first quarter of 2023, our Board declared a cash dividend of $0.40 per share of common stock, which is payable on March 31, 2023 to stockholders of record on March 10, 2023.
The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board deems relevant to its analysis and decision making.

Aggregate Contractual Obligations:
Related to our current and long-term material cash requirements, the following table summarizes our aggregate contractual obligations at December 31, 2022, which we expect to primarily fund with cash from operating activities (in millions):

	Material Cash Requirements
	2023	2024-2025	2026-2027	2028 and Thereafter	Total
Long-term debt(a)	$1,690	$2,322	$5,319	$24,656	$33,987
Finance leases(b)	30	34	19	68	151
Operating leases(c)	150	223	160	292	825
Purchase obligations(d)	487	766	297	261	1,811
Other long-term liabilities(e)	57	142	38	135	372
Total	$2,414	$3,487	$5,833	$25,412	$37,146
(a)    Amounts represent the expected cash payments of our long-term debt, including interest on long-term debt.
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
Pension plan contributions were $11 million in 2022. We estimate that 2023 pension plan contributions will be approximately $11 million. Postretirement benefit plan contributions were $12 million in 2022. We estimate that 2023 postretirement benefit plan contributions will be approximately $12 million. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2023. Beyond 2023, we are unable to reliably estimate the timing of contributions to our pension or postretirement plans. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension or postretirement asset performance or interest rates, or other factors. As such, estimated pension and postretirement plan contributions for 2023 have been excluded from the above table.
At December 31, 2022, the amount of net unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $555 million. The timing of payments will depend on the progress of examinations with tax authorities. We are unable to make a reasonably reliable estimate as to if or when any significant cash settlements with taxing authorities may occur; therefore, we have excluded the amount of net unrecognized tax benefits from the above table.
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary (the “Guarantee”). See Note 16, Debt, in Item 8, Financial Statements and Supplementary Data, for additional descriptions of these guarantees.
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
Summarized Statement of Income

For the Year Ended
December 31, 2022
Net sales	$17,329
Gross profit(a)	5,775
Goodwill impairment losses	—
Intercompany service fees and other recharges	3,829
Operating income/(loss)	1,089
Equity in earnings/(losses) of subsidiaries	2,114
Net income/(loss)	2,363
Net income/(loss) attributable to common shareholders	2,363
(a)    In 2022, the Obligor Group recorded $398 million of net sales to the non-guarantor subsidiaries and $38 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

December 31, 2022
ASSETS
Current assets	$4,218
Current assets due from affiliates(a)	1,788
Non-current assets	5,445
Goodwill	8,823
Intangible assets, net	2,102
Non-current assets due from affiliates(b)	195
LIABILITIES
Current liabilities	$4,915
Current liabilities due to affiliates(a)	1,791
Non-current liabilities	21,372
Non-current liabilities due to affiliates(b)	591
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.

Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, soybean and vegetable oils, tomatoes, coffee beans, sugar and other sweeteners, other fruits and vegetables, corn products, wheat products, and potatoes, to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, metals, and cardboard to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor worldwide supply and cost trends of these commodities.
During the year ended December 31, 2022, we experienced higher commodity costs primarily for dairy, packaging materials, soybean and vegetable oils, energy (including diesel fuel, electricity, and natural gas), and meat as compared to the prior year period. These increases were primarily driven by overall market demand, inflationary pressures, and, in part, by the negative impact of the conflict between Russia and Ukraine on the global economy. We anticipate commodity costs to continue to increase and inflation to remain elevated through 2023. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
In 2022, dairy commodities, primarily milk, cream, and cheese, were the most significant cost components of our cheese products. We purchase our dairy raw material requirements from independent third parties, such as agricultural cooperatives and independent processors. Market supply and demand, as well as government programs, significantly influence the prices for milk and other dairy products. Significant cost components of our meat products include pork, beef, and poultry, which we primarily purchase from applicable local markets. Livestock feed costs and the global supply and demand for U.S. meats influence the prices of these meat products.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. Our definition of advertising expenses includes advertising production costs, in-store advertising costs, agency fees, brand promotions and events, and sponsorships, in addition to costs to obtain advertising in television, radio, print, digital, and social channels. We recorded advertising expenses of $945 million in 2022, $1,039 million in 2021, and $1,070 million in 2020. We also incur market research costs, which are recorded in SG&A but are excluded from advertising expenses.
Goodwill and Intangible Assets:
As of December 31, 2022, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $30.8 billion at December 31, 2022. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.6 billion as of December 31, 2022.

We test our reporting units and brands for impairment annually as of the first day of our third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill. See Note 8, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for a discussion of the timing of the annual impairment test.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to goodwill or intangible asset impairments.
As detailed in Note 8, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our reporting units and brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units and brands that have 20% or less excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount after impairment of $16.4 billion as of the Q3 2022 Annual Impairment Test and included Taste, Meals, and Away from Home (TMA), Canada and North America Coffee (CNAC), and Continental Europe. Reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $14.5 billion as of the Q3 2022 Annual Impairment Test and included Fresh, Beverages, and Desserts (FBD), Northern Europe, Asia, and Latin America (LATAM). Our reporting units that have less than 1% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test are considered at a heightened risk of future impairments and include our CNAC and Continental Europe reporting units, which had an aggregate goodwill carrying amount after impairment of $2.4 billion. Our four remaining reporting units had no goodwill carrying amount at the time of the Q3 2022 Annual Impairment Test.
Brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $16.6 billion as of the Q3 2022 Annual Impairment Test and included Kraft, Oscar Mayer, Miracle Whip, Ore-Ida, Maxwell House, Cool Whip, Jet Puffed, and Plasmon. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $2.5 billion as of the Q3 2022 Annual Impairment Test. Although the remaining brands, with a carrying amount of $19.4 billion, have more than 50% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and were initially recorded at the time of acquisition on our consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments. Our brands that have less than 5% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test are considered at a heightened risk of future impairments and include our Kraft, Ore-Ida, Jet Puffed, and Plasmon brands, which had an aggregate carrying amount of $11.3 billion.
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
As detailed in Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, the Cheese Transaction closed in the fourth quarter of 2021. We received total consideration of approximately $3.3 billion, which included approximately $1.6 billion primarily attributed to the Kraft and Velveeta licenses that we granted to Lactalis and approximately $141 million attributed to the Cracker Barrel license that Lactalis granted to us, the amounts of which were based on the estimated fair values of the licensed portion of each brand as of the closing date of the Cheese Transaction.
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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the Q3 2022 Annual Impairment Test for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$16.4	7.0%	8.0%	1.5%	2.0%
Brands (excess earnings method)	14.9	7.7%	7.8%	1.0%	1.5%
Brands (relief from royalty method)	1.7	7.5%	8.5%	0.5%	2.0%	4.0%	20.0%
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
See Note 8, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for our impairment testing results.
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
For our postretirement benefit plans, our 2023 health care cost trend rate assumption will be 6.6%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate the weighted average assumed ultimate trend rate will be 4.8%. The year in which the ultimate trend rate is reached varies by plan, ranging between the years 2023 and 2030. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
Our 2023 discount rate assumption will be 5.5% for service cost and 5.4% for interest cost for our postretirement plans. Our 2023 discount rate assumption will be 5.7% for service cost and 5.5% for interest cost for our U.S. pension plans and 5.3% for service cost and 5.0% for interest cost for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
Our 2023 expected return on plan assets will be 6.3% (net of applicable taxes) for our postretirement plans. Our 2023 expected rate of return on plan assets will be 6.6% for our U.S. pension plans and 5.1% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by re-balancing between asset classes as we make contributions and monthly benefit payments.
While we do not anticipate further changes in the 2023 assumptions for our U.S. and non-U.S. pension and postretirement benefit plans, as a sensitivity measure, a 100-basis-point change in our discount rate or a 100-basis-point change in the expected rate of return on plan assets would have the following effects, increase/(decrease) in cost (in millions):

	U.S. Plans		Non-U.S. Plans
	100-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease
Effect of change in discount rate on pension costs	$8	$(11)	$(3)	$4
Effect of change in expected rate of return on plan assets on pension costs	(30)	30	(17)	17
Effect of change in discount rate on postretirement costs	—	—	(1)	1
Effect of change in expected rate of return on plan assets on postretirement costs	(8)	8	—	—

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
New Accounting Pronouncements
See Note 3, New Accounting Standards, in Item 8, Financial Statements and Supplementary Data, for a discussion of new accounting pronouncements.
Contingencies
See Note 15, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for a discussion of our contingencies.
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
Adjusted EPS is defined as diluted EPS excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, certain non-ordinary course legal and regulatory matters, losses/(gains) on the sale of a business, other losses/(gains) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), debt prepayment and extinguishment (benefit)/costs, and certain significant discrete income tax items (e.g., U.S. and non-U.S. tax reform), and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	53rd Week	Organic Net Sales	Price	Volume/Mix
2022
North America	$20,340	$(67)	$—	$357	$20,050
International	6,145	(430)	279	97	6,199
Kraft Heinz	$26,485	$(497)	$279	$454	$26,249

2021
North America	$20,351	$—	$1,990	$—	$18,361
International	5,691	26	109	—	5,556
Kraft Heinz	$26,042	$26	$2,099	$—	$23,917

Year-over-year growth rates
North America	(0.1)%	(0.4) pp	(10.8) pp	1.9 pp	9.2%	13.0 pp	(3.8) pp
International	8.0%	(8.1) pp	2.8 pp	1.7 pp	11.6%	13.5 pp	(1.9) pp
Kraft Heinz	1.7%	(2.0) pp	(8.0) pp	1.9 pp	9.8%	13.2 pp	(3.4) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	December 31, 2022	December 25, 2021
Net income/(loss)	$2,368	$1,024
Interest expense	921	2,047
Other expense/(income)	(253)	(295)
Provision for/(benefit from) income taxes	598	684
Operating income/(loss)	3,634	3,460
Depreciation and amortization (excluding restructuring activities)	922	910
Divestiture-related license income	(56)	(4)
Restructuring activities	74	84
Deal costs	9	11
Unrealized losses/(gains) on commodity hedges	63	17
Impairment losses	999	1,634
Certain non-ordinary course legal and regulatory matters	210	62
Equity award compensation expense	148	197
Adjusted EBITDA	$6,003	$6,371

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	December 31, 2022	December 25, 2021
Diluted EPS	$1.91	$0.82
Restructuring activities(a)	0.05	0.05
Unrealized losses/(gains) on commodity hedges(b)	0.04	0.01
Impairment losses(c)	0.70	1.07
Certain non-ordinary course legal and regulatory matters(d)	0.13	0.05
Losses/(gains) on sale of business(e)	(0.01)	0.15
Other losses/(gains) related to acquisitions and divestitures(f)	(0.02)	—
Nonmonetary currency devaluation(g)	0.01	—
Debt prepayment and extinguishment (benefit)/costs(h)	(0.03)	0.59
Certain significant discrete income tax items(i)	—	0.19
Adjusted EPS	$2.78	$2.93
(a)    Gross expenses/(income) included in restructuring activities were expenses of $74 million ($56 million after-tax) in 2022 and $84 million ($64 million after-tax) in 2021 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $27 million in 2022 and $13 million in 2021;
•SG&A included expenses of $47 million in 2022 and $70 million in 2021; and
•Other expense/(income) included expenses of $1 million in 2021.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $63 million ($48 million after-tax) in 2022 and $17 million ($13 million after-tax) in 2021 and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $444 million ($444 million after-tax) in 2022 and $318 million ($318 million after-tax) in 2021, which were recorded in SG&A;
•Intangible asset impairment losses of $469 million ($358 million after-tax) in 2022 and $1.3 billion ($1.0 billion after-tax) in 2021, which were recorded in SG&A; and
•Property, plant and equipment asset impairment losses of $86 million ($65 million after-tax) in 2022, which were recorded in cost of products sold.
(d)    Gross expenses included in certain non-ordinary course legal and regulatory matters were $210 million ($161 million after-tax) in 2022 and $62 million ($62 million after-tax) in 2021 and were recorded in SG&A. The 2022 expenses relate to an accrual in connection with the previously disclosed securities class action lawsuit. The 2021 expenses relate to the settlement of the previously disclosed SEC investigation. See Note 15, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were income of $25 million ($17 million after-tax) in 2022 and income of $44 million (expenses of $181 million after-tax) in 2021 and were recorded in other expense/(income).
(f)    Gross expenses/(income) included in other losses/(gains) related to acquisitions and divestitures were income of $38 million ($29 million after-tax) in 2022 and were recorded in other expense/(income).
(g)    Gross expenses included in nonmonetary currency devaluation were $17 million ($17 million after-tax) in 2022 and were recorded in other expense/(income).
(h)    Gross expenses/(income) included in debt prepayment and extinguishment (benefit)/costs were income of $38 million ($35 million after-tax) in 2022 and expenses of $917 million ($728 million after-tax) in 2021 and were recorded in interest expense.
(i)    Certain significant discrete income tax items were an expense of $235 million in 2021. The impact in 2021 relates to the revaluation of our deferred tax balances due to an increase in U.K. tax rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks from adverse changes in commodity prices, foreign exchange rates, and interest rates. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that volatility in these markets may have on our operating results. We maintain risk management policies that principally use derivative financial instruments to reduce significant, unanticipated fluctuations in earnings and cash flows that may arise from variations in commodity prices, foreign currency exchange rates, and interest rates. We manage market risk by incorporating parameters within our risk management strategy that limit the types of derivative instruments, the derivative strategies we use, and the degree of market risk that we hedge with derivative instruments. See Note 2, Significant Accounting Policies, and Note 12, Financial Instruments, in Item 8, Financial Statements and Supplementary Data, for details of our market risk management policies and the financial instruments used to hedge those exposures.
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
Effect of Hypothetical 10% Fluctuation in Market Prices:
The potential gain or loss on the fair value of our outstanding commodity contracts, foreign exchange contracts, and cross-currency swap contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	December 31, 2022	December 25, 2021
Commodity contracts	$94	$56
Foreign currency contracts	71	130
Cross-currency swap contracts	211	318
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Kraft Heinz Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Kraft Heinz Company and its subsidiaries (the “Company”) as of December 31, 2022 and December 25, 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessments
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $30.8 billion as of December 31, 2022. Historically, management tested reporting units for impairment annually as of the first day of the second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Beginning in the third quarter of 2022 and for subsequent annual periods, management voluntarily changed the annual impairment assessment date to the first day of the third quarter. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. Management recognized non-cash goodwill impairment losses of $444 million for the year ended December 31, 2022. Management utilizes the discounted cash flow method under the income approach to estimate the fair value of reporting units. As disclosed by management, management’s cash flow projections included significant assumptions related to net sales, cost of products sold, selling, general, and administrative costs (SG&A), depreciation and amortization, working capital, capital expenditures, income tax rates, discount rates, long-term growth rates, and other market factors.
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
Indefinite-Lived Intangible Assets Impairment Assessments
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance, which consists primarily of individual brands, was $38.6 billion as of December 31, 2022. Historically, management tested brands for impairment annually as of the first day of the second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. Beginning in the third quarter of 2022 and for subsequent annual periods, management voluntarily changed the annual impairment assessment date to the first day of the third quarter. Brands are tested for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a brand exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount. Management recognized non-cash indefinite-lived intangible asset impairment losses of $462 million for the year ended December 31, 2022. As disclosed by management, management utilizes either an excess earnings method or relief from royalty method to estimate the fair value of its brands. Using the excess earnings method, management’s cash flow projections included significant assumptions relating to net sales, cost of products sold, SG&A, contributory asset charges, income tax considerations, long-term growth rates, discount rates, and other market factors. Using the relief from royalty method, management’s cash flow projections included significant assumptions related to net sales, royalty rates, income tax considerations, long-term growth rates, discount rates, and other market factors.

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
February 16, 2023

We have served as the Company’s or its predecessors' auditor since 1979.

The Kraft Heinz Company
Consolidated Statements of Income
(in millions, except per share data)

	December 31, 2022	December 25, 2021	December 26, 2020
Net sales	$26,485	$26,042	$26,185
Cost of products sold	18,363	17,360	17,008
Gross profit	8,122	8,682	9,177
Selling, general and administrative expenses, excluding impairment losses	3,575	3,588	3,650
Goodwill impairment losses	444	318	2,343
Intangible asset impairment losses	469	1,316	1,056
Selling, general and administrative expenses	4,488	5,222	7,049
Operating income/(loss)	3,634	3,460	2,128
Interest expense	921	2,047	1,394
Other expense/(income)	(253)	(295)	(296)
Income/(loss) before income taxes	2,966	1,708	1,030
Provision for/(benefit from) income taxes	598	684	669
Net income/(loss)	2,368	1,024	361
Net income/(loss) attributable to noncontrolling interest	5	12	5
Net income/(loss) attributable to common shareholders	$2,363	$1,012	$356
Per share data applicable to common shareholders:
Basic earnings/(loss)	$1.93	$0.83	$0.29
Diluted earnings/(loss)	1.91	0.82	0.29
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Comprehensive Income
(in millions)

	December 31, 2022	December 25, 2021	December 26, 2020
Net income/(loss)	$2,368	$1,024	$361
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(914)	(236)	327
Net deferred gains/(losses) on net investment hedges	343	169	(321)
Amounts excluded from the effectiveness assessment of net investment hedges	32	35	26
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(28)	(29)	(17)
Net deferred gains/(losses) on cash flow hedges	(72)	(91)	144
Amounts excluded from the effectiveness assessment of cash flow hedges	14	27	24
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	26	68	(116)
Net actuarial gains/(losses) arising during the period	(386)	232	(27)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(8)	(26)	(118)
Total other comprehensive income/(loss)	(993)	149	(78)
Total comprehensive income/(loss)	1,375	1,173	283
Comprehensive income/(loss) attributable to noncontrolling interest	(2)	18	8
Comprehensive income/(loss) attributable to common shareholders	$1,377	$1,155	$275
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2022	December 25, 2021
ASSETS
Cash and cash equivalents	$1,040	$3,445
Trade receivables (net of allowances of $46 at December 31, 2022 and $48 at December 25, 2021)	2,120	1,957
Inventories	3,651	2,729
Prepaid expenses	240	136
Other current assets	842	716
Assets held for sale	4	11
Total current assets	7,897	8,994
Property, plant and equipment, net	6,740	6,806
Goodwill	30,833	31,296
Intangible assets, net	42,649	43,542
Other non-current assets	2,394	2,756
TOTAL ASSETS	$90,513	$93,394
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$6	$14
Current portion of long-term debt	831	740
Trade payables	4,848	4,753
Accrued marketing	749	804
Interest payable	264	268
Income taxes payable	136	541
Other current liabilities	2,194	1,944
Total current liabilities	9,028	9,064
Long-term debt	19,233	21,061
Deferred income taxes	10,152	10,536
Accrued postemployment costs	144	205
Long-term deferred income	1,477	1,534
Other non-current liabilities	1,609	1,542
TOTAL LIABILITIES	41,643	43,942
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	40	4
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,243 shares issued and 1,225 shares outstanding at December 31, 2022; 1,235 shares issued and 1,224 shares outstanding at December 25, 2021)	12	12
Additional paid-in capital	51,834	53,379
Retained earnings/(deficit)	489	(1,682)
Accumulated other comprehensive income/(losses)	(2,810)	(1,824)
Treasury stock, at cost (18 shares at December 31, 2022 and 11 shares at December 25, 2021)	(847)	(587)
Total shareholders' equity	48,678	49,298
Noncontrolling interest	152	150
TOTAL EQUITY	48,830	49,448
TOTAL LIABILITIES AND EQUITY	$90,513	$93,394
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2019	$12	$56,828	$(3,060)	$(1,886)	$(271)	$126	$51,749
Net income/(loss) excluding redeemable noncontrolling interest	—	—	356	—	—	15	371
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(81)	—	3	(78)
Dividends declared-common stock ($1.60 per share)	—	(1,973)	—	—	—	—	(1,973)
Dividends declared-noncontrolling interest ($75.32 per share)	—	—	—	—	—	(4)	(4)
Exercise of stock options, issuance of other stock awards, and other	—	241	10	—	(73)	—	178
Balance at December 26, 2020	12	55,096	(2,694)	(1,967)	(344)	140	50,243
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,012	—	—	12	1,024
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	143	—	6	149
Dividends declared-common stock ($1.60 per share)	—	(1,979)	—	—	—	—	(1,979)
Dividends declared-noncontrolling interest ($108.71 per share)	—	—	—	—	—	(8)	(8)
Exercise of stock options, issuance of other stock awards, and other	—	262	—	—	(243)	—	19
Balance at December 25, 2021	12	53,379	(1,682)	(1,824)	(587)	150	49,448
Net income/(loss) excluding redeemable noncontrolling interest	—	—	2,363	—	—	9	2,372
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(986)	—	(4)	(990)
Dividends declared-common stock ($1.60 per share)	—	(1,779)	(193)	—	—	—	(1,972)
Dividends declared-noncontrolling interest ($100.30 per share)	—	—	—	—	—	(7)	(7)
Exercise of stock options, issuance of other stock awards, and other	—	234	1	—	(260)	4	(21)
Balance at December 31, 2022	$12	$51,834	$489	$(2,810)	$(847)	$152	$48,830
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 31, 2022	December 25, 2021	December 26, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,368	$1,024	$361
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	933	910	969
Amortization of postemployment benefit plans prior service costs/(credits)	(14)	(7)	(122)
Divestiture-related license income	(56)	(4)	—
Equity award compensation expense	148	197	156
Deferred income tax provision/(benefit)	(278)	(1,042)	(343)
Postemployment benefit plan contributions	(23)	(27)	(27)
Goodwill and intangible asset impairment losses	913	1,634	3,399
Nonmonetary currency devaluation	17	—	6
Loss/(gain) on sale of business	(25)	(44)	2
Proceeds from sale of license	—	1,587	—
Loss/(gain) on extinguishment of debt	(38)	917	124
Other items, net	7	(187)	(54)
Changes in current assets and liabilities:
Trade receivables	(228)	87	(26)
Inventories	(1,121)	(144)	(249)
Accounts payable	152	408	207
Other current assets	(314)	(32)	40
Other current liabilities	28	87	486
Net cash provided by/(used for) operating activities	2,469	5,364	4,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(916)	(905)	(596)
Payments to acquire business, net of cash acquired	(481)	(74)	—
Settlement of net investment hedges	208	(28)	25
Proceeds from sale of business, net of cash disposed and working capital adjustments	88	5,014	—
Other investing activities, net	10	31	49
Net cash provided by/(used for) investing activities	(1,091)	4,038	(522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,465)	(6,202)	(4,697)
Proceeds from issuance of long-term debt	—	—	3,500
Debt prepayment and extinguishment benefit/(costs)	10	(924)	(116)
Proceeds from revolving credit facility	—	—	4,000
Repayments of revolving credit facility	—	—	(4,000)
Proceeds from issuance of commercial paper	228	—	—
Repayments of commercial paper	(228)	—	—
Dividends paid	(1,960)	(1,959)	(1,958)
Other financing activities, net	(299)	(259)	(60)
Net cash provided by/(used for) financing activities	(3,714)	(9,344)	(3,331)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(69)	(30)	62
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(2,405)	28	1,138
Balance at beginning of period	3,446	3,418	2,280
Balance at end of period	$1,041	$3,446	$3,418
CASH PAID DURING THE PERIOD FOR:
Interest	$937	$1,196	$1,286
Income taxes, net of refunds	1,260	1,295	1,027
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation
Organization
On July 2, 2015 (the “2015 Merger Date”), through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company. Before the consummation of the 2015 Merger, Heinz was controlled by Berkshire Hathaway Inc. and 3G Global Food Holdings, LP, following their acquisition of H. J. Heinz Company on June 7, 2013 (the “2013 Heinz Acquisition”).
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2022 fiscal year was a 53-week period that ended on December 31, 2022, our 2021 fiscal year was a 52-week period that ended on December 25, 2021, and our 2020 fiscal year was a 52-week period that ended on December 26, 2020.
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
Held for Sale
At December 31, 2022, we classified certain assets as held for sale in our consolidated balance sheet, primarily relating to land use rights across the globe. At December 25, 2021, we classified certain assets as held for sale in our consolidated balance sheet, including inventory in our International segment and certain manufacturing equipment and land use rights across the globe.

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the consolidated balance sheets. Restricted cash recorded in other non-current assets was $1 million at December 31, 2022 and $1 million at December 25, 2021. Total cash, cash equivalents, and restricted cash was $1,041 million at December 31, 2022 and $3,446 million at December 25, 2021.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. Our definition of advertising expenses includes advertising production costs, in-store advertising costs, agency fees, brand promotions and events, and sponsorships, in addition to costs to obtain advertising in television, radio, print, digital, and social channels. We recorded advertising expenses of $945 million in 2022, $1,039 million in 2021, and $1,070 million in 2020. We also incur market research costs, which are recorded in SG&A but are excluded from advertising expenses.
Research and Development Expense:
We expense costs as incurred for product research and development within SG&A. Research and development expenses were approximately $127 million in 2022, $140 million in 2021, and $119 million in 2020.
Stock-Based Compensation:
We recognize compensation costs related to equity awards on a straight-line basis over the vesting period of the award, which is generally three to five years, or on a straight-line basis over the requisite service period for each separately vesting portion of the awards. These costs are primarily recognized within SG&A. We estimate expected forfeitures rather than recognizing forfeitures as they occur in determining our equity award compensation costs. We classify equity award compensation costs primarily within general corporate expenses. See Note 10, Employees’ Stock Incentive Plans, for additional information.
Postemployment Benefit Plans:
We maintain various retirement plans for the majority of our employees. These include pension benefits, postretirement health care benefits, and defined contribution benefits. The cost of these plans is charged to expense over an appropriate term based on, among other things, the cost component and whether the plan is active or inactive. Changes in the fair value of our plan assets result in net actuarial gains or losses. These net actuarial gains and losses are deferred into accumulated other comprehensive income/(losses) and amortized within other expense/(income) in future periods using the corridor approach. The corridor is 10% of the greater of the market-related value of the plan’s asset or projected benefit obligation. Any actuarial gains and losses in excess of the corridor are then amortized over an appropriate term based on whether the plan is active or inactive. See Note 11, Postemployment Benefits, for additional information.

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
Hosted Cloud Computing Arrangement that is a Service Contract:
Deferred implementation costs for hosted cloud computing service arrangements are stated at historical cost and amortized on a straight-line basis over the term of the hosting arrangement that the implementation costs relate to. Deferred implementation costs to be amortized during the next 12 months for these arrangements are included in prepaid expenses and amortized to SG&A. All remaining amounts to be amortized are included in other non-current assets. The corresponding cash flows related to these arrangements will be reported within operating activities. We review the deferred implementation costs for impairment when we believe the deferred costs may no longer be recoverable. Such conditions could include situations where the arrangement is not expected to provide substantive service potential, a significant change occurs in the manner in which the arrangement is used or expected to be used, including early cancellation or termination of the arrangement, or situations where the arrangement has had, or will have, a significant change made to it. In instances where we have concluded that an impairment exists, we accelerate the deferred costs on the consolidated balance sheet for immediate expense recognition in SG&A.

Goodwill and Intangible Assets:
We maintain 11 reporting units, seven of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill. See Note 8, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for a discussion of the timing of the annual impairment test.
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
See Note 8, Goodwill and Intangible Assets, for additional information.
Leases:
We determine whether a contract is or contains a lease at contract inception based on the presence of identified assets and our right to obtain substantially all the economic benefit from and to direct the use of such assets. When we determine a lease exists, we record a right-of-use (“ROU”) asset and corresponding lease liability on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate (dependent on tenor and currency and adjusted to reflect collateralization) based on the information available at the lease commencement date in determining the present value of lease payments. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
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
Unrealized gains and losses on our commodity derivatives not designated as hedging instruments are recorded in cost of products sold and are included within general corporate expenses until realized. Once realized, the gains and losses are included within the applicable segment operating results. See Note 12, Financial Instruments, for additional information.
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
•Commodity derivatives. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity purchase contracts primarily for dairy products, vegetable oils, coffee beans, wheat products, corn products, sugar, meat products, and cocoa products. These commodity purchase contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases and normal sales exception. We also use commodity futures, options, and swaps to economically hedge the price of certain commodity costs, including the commodities noted above, as well as diesel fuel, packaging products, and natural gas. We do not designate these commodity contracts as hedging instruments. We also occasionally use futures to economically cross hedge a commodity exposure.
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
Highly Inflationary Accounting:
We apply highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100%. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our consolidated statement of income, rather than accumulated other comprehensive income/(losses) on our consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. We applied highly inflationary accounting to the results of our subsidiaries in Turkey, Venezuela, and Argentina which resulted in insignificant nonmonetary currency devaluation losses in other expense/(income) in the periods presented. The net monetary assets of each of our subsidiaries in Turkey, Venezuela, and Argentina were insignificant at December 31, 2022. Our results of operations in Turkey, Venezuela, and Argentina reflect those of controlled subsidiaries.
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

Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations:
In September 2022, the FASB issued ASU 2022-04 to add disclosure requirements relative to supplier financing programs under ASC 405, Liabilities. The guidance requires entities that maintain supplier financing programs to provide information in their financial statements about their use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. Specifically, the amendment requires entities to disclose the key terms of their programs, amounts outstanding, balance sheet presentation, and a rollforward of amounts outstanding during the annual period. Only the amount outstanding at the end of the period is required to be disclosed in interim periods. The ASU will be effective beginning in the first quarter of 2023, except for the rollforward requirement, which is effective in fiscal year 2024. Early adoption is permitted. While we currently disclose the amounts outstanding on our existing trade payables programs, we are reviewing the provisions of this new pronouncement but do not expect this ASU to have a significant impact on our financial statements and related disclosures.
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

The preliminary purchase price allocation to assets acquired and liabilities assumed in the Hemmer Acquisition was (in millions):

	Initial Allocation(a)	Adjustments	Updated Allocation
Cash	$1	$—	$1
Trade receivables	13	—	13
Inventories	17	—	17
Other current assets	2	—	2
Property, plant and equipment, net	14	—	14
Identifiable intangible assets	122	—	122
Other non-current assets	13	4	17
Short-term debt	(9)	—	(9)
Trade payables	(11)	—	(11)
Other current liabilities	(31)	—	(31)
Long-term debt	(11)	—	(11)
Other non-current liabilities	(44)	—	(44)
Net assets acquired	76	4	80
Noncontrolling interest	(16)	—	(16)
Goodwill on acquisition	219	(4)	215
Total consideration	$279	$—	$279
(a)    As reported in Note 4, Acquisitions and Divestitures, to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended June 25, 2022.
The Hemmer Acquisition preliminarily resulted in $219 million of non-tax deductible goodwill relating principally to Hemmer’s long-term experience and large presence operating in emerging markets. In the fourth quarter of 2022, a portion of the goodwill became tax deductible following the merger of Hemmer into our existing legal entity structure. This goodwill was assigned to the Latin America (“LATAM”) reporting unit within our International segment. In the fourth quarter of 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the preliminary amount of goodwill was adjusted to $215 million. See Note 8, Goodwill and Intangible Assets, for additional information.
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

The Just Spices Acquisition was accounted for under the acquisition method of accounting for business combinations. Total cash consideration related to the Just Spices Acquisition was approximately 214 million euros (approximately $243 million at the Just Spices Acquisition Date). A noncontrolling interest was recognized at fair value, which was determined to be the noncontrolling interest’s proportionate share of the acquiree’s identifiable net assets, as of the Just Spices Acquisition Date. Under the terms of certain transaction agreements, Just Spices’ other equity holders each have a put option to require us to purchase the remaining equity interests beginning three years after the Just Spices Acquisition Date. If the put option is not exercised, we have a call option to acquire the remaining equity interests of Just Spices. Considering the contractual terms related to the noncontrolling interest, it is classified as redeemable noncontrolling interest on our consolidated balance sheet.
Subsequent to the Just Spices Acquisition, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for the net income/(loss) attributable to the noncontrolling interest.
We utilized fair values at the Just Spices Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Just Spices Acquisition was final as of December 31, 2022.
The final purchase price allocation to assets acquired and liabilities assumed in the Just Spices Acquisition was (in millions):

	Initial Allocation(a)	Adjustments	Final Allocation
Cash	$2	$—	$2
Trade receivables	4	—	4
Inventories	7	—	7
Other current assets	9	—	9
Property, plant and equipment, net	1	—	1
Identifiable intangible assets	172	—	172
Other non-current assets	—	7	7
Trade payables	(10)	—	(10)
Other current liabilities	(12)	—	(12)
Other non-current liabilities	(54)	—	(54)
Net assets acquired	119	7	126
Redeemable noncontrolling interest	(43)	4	(39)
Goodwill on acquisition	167	(11)	156
Total consideration	$243	$—	$243
(a)    As reported in Note 4, Acquisitions and Divestitures, to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended March 26, 2022.
The Just Spices Acquisition preliminarily resulted in $167 million of non-tax deductible goodwill relating principally to Just Spices’ social media presence. This goodwill was assigned to the Continental Europe reporting unit within our International segment. In the second quarter of 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the preliminary amount of goodwill was adjusted to $163 million. We did not record any measurement period adjustments in the third quarter of 2022. In the fourth quarter of 2022, additional insignificant measurement period adjustments were made to the initial allocation, and the final amount of goodwill was adjusted to $156 million. In the fourth quarter of 2022, we finalized the purchase accounting for the Just Spices Acquisition. See Note 8, Goodwill and Intangible Assets, for additional information.
The purchase price allocation to identifiable intangible assets acquired in the Just Spices Acquisition was:

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
The final purchase price allocation to assets acquired and liabilities assumed in the Assan Foods Acquisition was (in millions):

Final Allocation
Cash	$4
Trade receivables	24
Inventories	26
Other current assets	2
Property, plant and equipment, net	12
Identifiable intangible assets	16
Other non-current assets	5
Short-term debt	(21)
Current portion of long-term debt	(5)
Trade payables	(25)
Other current liabilities	(2)
Long-term debt	(4)
Other non-current liabilities	(4)
Net assets acquired	28
Goodwill on acquisition	51
Total consideration	$79
In the fourth quarter of 2021, the Assan Foods Acquisition preliminarily resulted in $64 million of non-tax deductible goodwill relating principally to additional capacity that the Assan Foods manufacturing facilities will provide for our brands in the EMEA East region. This goodwill was assigned to the EMEA East reporting unit within our International segment. Following the measurement period adjustments made in the first quarter of 2022, the preliminary amount of goodwill was adjusted to $51 million as of March 26, 2022. In the second and third quarters of 2022, we did not record any measurement period adjustments. In the third quarter of 2022, we finalized the purchase accounting for the Assan Foods Acquisition. See Note 8, Goodwill and Intangible Assets, for additional information.
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
Other Acquisitions:
In the fourth quarter of 2021, we acquired a majority stake in BR Spices Indústria e Comércio de Alimentos Ltda. (“BR Spices”), a manufacturer of spices and other seasonings in Brazil, for an insignificant amount of cash consideration (the “BR Spices Acquisition”). The noncontrolling interest associated with BR Spices is included in redeemable noncontrolling interest on our consolidated balance sheet at December 31, 2022 and December 25, 2021.
Deal Costs:
Related to our acquisitions, we incurred insignificant deal costs in 2022 and 2021. We recognized these deal costs in SG&A. There were no deal costs related to acquisitions in 2020.
Divestitures
Powdered Cheese Transaction:
In August 2022, we entered into a definitive agreement with a third party, Kerry Group, to sell our business-to-business powdered cheese business (the “Powdered Cheese Transaction”). The net assets transferred in the Powdered Cheese Transaction include, among other things, the Albany, Minnesota manufacturing facility (collectively, the “Powdered Cheese Disposal Group”).
The Powdered Cheese Transaction closed in the fourth quarter of 2022 for total consideration of approximately $108 million. As a result of the Powered Cheese Transaction closing, we recognized a pre-tax gain on sale of business of approximately $26 million.
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
Of the $3.3 billion total consideration, approximately $1.6 billion was attributed to the Cheese Divestiture Licenses based on the estimated fair value of the licensed portion of each brand. As of the Cheese Transaction Closing Date, the license income related to the Kraft and Velveeta Licenses will be recognized over approximately 30 years and the license income related to the Philadelphia License will be recognized over approximately three years. Related to the Cheese Divestiture Licenses, we recognized approximately $56 million of license income in 2022 and an insignificant amount of license income in 2021, which was recorded as a reduction to SG&A and classified as divestiture-related license income. Additionally, at December 31, 2022, we have recorded approximately $1.5 billion in long-term deferred income and $56 million in other current liabilities on the consolidated balance sheet related to the Cheese Divestiture Licenses.

In the first quarter of 2022, we reimbursed Lactalis approximately $20 million following a final inventory count performed after the Cheese Transaction closed. This amount reflects the difference between the estimated and actual value of inventory transferred, which was primarily driven by seasonal fluctuations in finished goods. The payment to Lactalis was recognized in our consolidated statement of cash flows for the year ended December 31, 2022 as a cash outflow from investing activities in proceeds from sale of business, net of cash disposed and working capital adjustments.
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
The Nuts Transaction closed in the second quarter of 2021. As a result of the Nuts Transaction closing, we recognized an incremental pre-tax loss on sale of business of $17 million in other expense/(income) on our consolidated statement of income in the second quarter of 2021. In the third and fourth quarters of 2021, we recorded insignificant adjustments to our estimated costs to sell, which resulted in an insignificant pre-tax gain on sale of business that was recognized in other expense/(income). In 2021, the total pre-tax loss on sale of business for the Nuts Transaction was $34 million, all of which was recognized in other expense/(income) on our consolidated statement of income.
See Note 4, Acquisitions and Divestitures, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information related to the Nuts Transaction.
Deal Costs:
Related to our divestitures, we incurred insignificant deal costs in 2022, 2021, and 2020. We recognized these deal costs in SG&A.
Note 5. Restructuring Activities
As part of our restructuring activities, we incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs and other exit costs. Severance and employee benefit costs primarily relate to cash severance, non-cash severance, and pension and other termination benefits. Other exit costs primarily relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other implementation costs. Asset-related costs primarily relate to accelerated depreciation and asset impairment charges. Other implementation costs primarily relate to start-up costs of new facilities, professional fees, asset relocation costs, costs to exit facilities, and costs associated with restructuring benefit plans.

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
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on reducing our overall cost structure and streamlining our organizational design. In 2022, we eliminated approximately 575 positions related to these programs. As of December 31, 2022, we expect to eliminate approximately 560 additional positions in 2023, primarily outside of the United States and Canada. In 2022, restructuring activities resulted in expenses of $74 million and included $34 million of severance and employee benefit costs, $12 million of asset-related costs, and $28 million of other implementation costs. Restructuring activities resulted in expenses of $84 million in 2021 and income of $2 million in 2020.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 25, 2021	$27	$16	$43
Charges/(credits)	34	—	34
Cash payments	(33)	(5)	(38)
Balance at December 31, 2022	$28	$11	$39
We expect the liability for severance and employee benefit costs as of December 31, 2022 to be paid by the end of 2023. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2023 and 2026.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities by income statement caption, were (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Severance and employee benefit costs - Cost of products sold	$1	$12	$—
Severance and employee benefit costs - SG&A	33	21	1
Severance and employee benefit costs - Other expense/(income)	—	1	—
Asset-related costs - Cost of products sold	12	—	13
Other costs - Cost of products sold	14	1	(33)
Other costs - SG&A	14	49	34
Other costs - Other expense/(income)	—	—	(17)
	$74	$84	$(2)
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 20, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
North America	$40	$15	$4
International	25	22	(15)
General corporate expenses	9	47	9
	$74	$84	$(2)

Note 6. Inventories
Inventories consisted of the following (in millions):

	December 31, 2022	December 25, 2021
Packaging and ingredients	$1,032	$571
Spare parts	208	208
Work in process	334	268
Finished product	2,077	1,682
Inventories	$3,651	$2,729
At December 25, 2021, inventories excluded amounts classified as held for sale.
Note 7. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following (in millions):

	December 31, 2022	December 25, 2021
Land	$200	$207
Buildings and improvements	2,536	2,508
Equipment, software and other	7,055	6,957
Construction in progress	1,161	1,002
	10,952	10,674
Accumulated depreciation	(4,212)	(3,868)
Property, plant and equipment, net	$6,740	$6,806
At December 31, 2022 and December 25, 2021, property, plant and equipment, net, excluded amounts classified as held for sale. Depreciation expense was $672 million in 2022, $671 million in 2021, and $705 million in 2020.
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
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International	Total
Balance at December 26, 2020	$29,929	$3,160	$33,089
Impairment losses	(35)	(53)	(88)
Acquisitions	—	74	74
Divestitures	(1,662)	—	(1,662)
Translation adjustments and other	10	(127)	(117)
Balance at December 25, 2021	$28,242	$3,054	$31,296
Impairment losses	(455)	—	(455)
Acquisitions	—	386	386
Measurement period adjustments	—	(18)	(18)
Divestitures	(37)	—	(37)
Translation adjustments and other	(65)	(274)	(339)
Balance at December 31, 2022	$27,685	$3,148	$30,833

In the first quarter of 2022, we closed the Just Spices Acquisition in our International segment, which resulted in preliminary goodwill of $167 million. Additionally, we recorded measurement period adjustments, primarily related to the Assan Foods Acquisition that impacted goodwill. The Assan Foods Acquisition closed in the fourth quarter of 2021 and is in our International segment. These measurement period adjustments resulted in a net decrease to goodwill on acquisitions of approximately $15 million in the first quarter of 2022. However, as each of the affected reporting units (EMEA East and LATAM in our International segment) had no goodwill balance remaining, we recorded a reduction of the $53 million non-cash impairment loss recorded to SG&A in the fourth quarter of 2021 that fully impaired the goodwill related to the associated acquisitions and their respective reporting units. The impairment reduction of $11 million, which reflects the measurement period adjustment of $15 million adjusted for the impact of foreign currency, was recorded in SG&A in our International segment in the first quarter of 2022. Following these measurement period adjustments, there was no goodwill in the EMEA East or Latin America reporting units. See Note 9, Goodwill and Intangible Assets, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information related to the impairment losses recorded in the fourth quarter of 2021. See Note 4, Acquisitions and Divestitures, for additional information related to these transactions and the related financial statement impacts.
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
In the fourth quarter of 2022, we divested goodwill of approximately $37 million related to the Powdered Cheese Transaction. Additionally, we recorded measurement period adjustments related to the Just Spices Acquisition and Hemmer Acquisition that impacted goodwill. These measurement period adjustments were recorded in our International segment and resulted in a decrease to goodwill on acquisition of approximately $11 million in the fourth quarter of 2022.
At December 26, 2020, goodwill excluded amounts classified as held for sale related to the Cheese Transaction, which closed in the fourth quarter of 2021. Additionally, the 2021 amounts included in divestitures in the table above represent the goodwill that was previously reclassified to assets held for sale and tested and determined to be partially impaired in connection with the Nuts Transaction. The resulting impairment loss of $230 million was recognized in the first quarter of 2021. The Nuts Transaction closed in the second quarter of 2021. See Note 4, Acquisitions and Divestitures, for additional information related to the Cheese Transaction and the Nuts Transaction and their financial statement impacts.
2022 Goodwill Impairment Testing
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
We performed our Q3 2022 Annual Impairment Test as of June 26, 2022, which was our first day of the third quarter of 2022. In performing this test, we incorporated information that was known through the date of filing of our Quarterly Report on Form 10-Q for the period ended September 24, 2022. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our Q3 2022 Annual Impairment Test, we recognized a non-cash impairment loss of approximately $220 million in SG&A in our North America segment related to our CNAC reporting unit. The impairment of our CNAC reporting unit was primarily driven by reduced revenue growth assumptions and negative macroeconomic factors, including increased interest rates and foreign currency exchange rates for the Canadian dollar relative to the U.S. dollar.
As of December 31, 2022, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $30.8 billion at December 31, 2022. As of the Q3 2022 Annual Impairment Test, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount after impairment of $16.4 billion and included TMA, CNAC, and Continental Europe; and our reporting units with between 20%-50% fair value over carrying amount had an aggregate goodwill carrying amount of $14.5 billion and included FBD, Northern Europe, Asia, and LATAM.
Accumulated impairment losses to goodwill were $11.3 billion as of December 31, 2022 and $10.9 billion at December 25, 2021.
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

In the fourth quarter of 2021, we completed the Assan Foods Acquisition and the BR Spices Acquisition, both in our International segment. We assigned the goodwill related to the Assan Foods Acquisition to our EMEA East reporting unit and the goodwill related to the BR Spices Acquisition to our LATAM reporting unit. Prior to these acquisitions, the EMEA East and LATAM reporting units had no goodwill carrying amounts due to previous impairments. The acquisitions changed the composition of each of the reporting units, triggering an interim impairment test. We determined that the carrying amount of each reporting unit exceeded its fair value as of December 25, 2021. As a result, we recognized a non-cash impairment loss of $53 million in SG&A in our International segment, which represented all of the goodwill of the EMEA East and LATAM reporting units.
2020 Goodwill Impairment Testing
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
We performed our post-reorganization impairment test as of December 29, 2019. There were six reporting units in scope for our post-reorganization impairment test: Northern Europe, Continental Europe, Asia, Australia, New Zealand, and Japan (“ANJ”), LATAM, and Puerto Rico. As a result of our post-reorganization impairment test, we recognized a non-cash impairment loss of $226 million in SG&A in the first quarter of 2020 related to two reporting units contained within our International segment, including $83 million related to our ANJ reporting unit and $143 million related to our LATAM reporting unit, which represented all of the goodwill associated with these reporting units. The remaining reporting units tested as part of our post-reorganization impairment test each had excess fair value over carrying amount as of December 29, 2019.
We performed our 2020 annual impairment test as of March 29, 2020, which was the first day of our second quarter in 2020. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Through the performance of the 2020 annual impairment test, we identified impairments related to our U.S. Foodservice, Canada Retail, Canada Foodservice, and EMEA East reporting units. As a result, we recognized a non-cash impairment loss of $1.8 billion in SG&A in the second quarter of 2020, which included an $815 million impairment loss in our Canada Retail reporting unit within our North America segment, a $655 million impairment loss in our U.S. Foodservice reporting unit within our North America segment, a $205 million impairment loss in our Canada Foodservice reporting unit within our North America segment, and a $142 million impairment loss in our EMEA East reporting unit within our International segment. These impairments were primarily due to the completion of our enterprise strategy and five-year operating plan in the second quarter of 2020.
In the third quarter of 2020, following changes to our zone reporting structure, the composition of certain of our reporting units changed and we performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.
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

Additional Goodwill Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to goodwill impairments.
Our reporting units that have 20% or less excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and were initially recorded at the time of acquisition on our consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 26, 2020	$42,267
Impairment losses	(1,307)
Divestitures	(1,487)
Translation adjustments and other	(54)
Balance at December 25, 2021	$39,419
Impairment losses	(462)
Translation adjustments and other	(405)
Balance at December 31, 2022	$38,552
2022 Indefinite-Lived Intangible Asset Impairment Testing
We performed our Q2 2022 Annual Impairment Test as of March 27, 2022, which was the first day of our second quarter in 2022. As a result of our Q2 2022 Annual Impairment Test, we recognized a non-cash impairment loss of $395 million in SG&A in our North America segment in the second quarter of 2022 related to four brands, Maxwell House, Miracle Whip, Jet Puffed, and Classico. We utilized the relief from royalty method under the income approach to estimate the fair values of the Maxwell House, Jet Puffed, and Classico brands and the excess earnings method under the income approach to estimate the fair value of the Miracle Whip brand. The impairments of the Maxwell House, Jet Puffed, and Classico brands were primarily due to downward revisions in expected future operating margins as well as an increase in the discount rate, which was impacted by higher interest rates and other market inputs. The impairment of the Miracle Whip brand was primarily due to an increase in the discount rate as well as downward revisions in expected future operating margins due to changes in expectations for commodity input costs, including soybean oil. These brands had an aggregate carrying amount of $3.2 billion prior to these impairments and $2.8 billion after these impairments.
We performed our Q3 2022 Annual Impairment Test as of June 26, 2022, which was our first day of the third quarter of 2022. As a result of our Q3 2022 Annual Impairment Test we recognized a non-cash impairment loss of $67 million in SG&A in the third quarter of 2022 related to two brands, Jet Puffed and Plasmon. We utilized the relief from royalty method under the income approach to estimate the fair values and recorded non-cash impairment losses of $50 million in our North America segment and $17 million in our International segment, consistent with ownership of the trademarks. The impairment of these brands was primarily due to reduced revenue growth assumptions. After the impairments, the aggregate carrying amount of these brands was $204 million.
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.6 billion at December 31, 2022. As of the Q3 2022 Annual Impairment Test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $16.6 billion, brands with between 20%-50% fair value over carrying amount had an aggregate carrying amount of $2.5 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $19.4 billion.

2021 Indefinite-Lived Intangible Asset Impairment Testing
We performed our 2021 annual impairment test as of March 28, 2021, which was the first day of our second quarter in 2021. As a result of our 2021 annual impairment test, we recognized a non-cash impairment loss of $69 million in SG&A in the second quarter of 2021 related to two brands, Plasmon and Maxwell House. We utilized the relief from royalty method under the income approach to estimate the fair values and recorded non-cash impairment losses of $45 million in our International segment related to Plasmon and $24 million in our North America segment related to Maxwell House, consistent with the ownership of the trademarks. The impairment of the Plasmon brand was largely due to downward revised revenue expectations for infant nutrition in Italy. The impairment of the Maxwell House brand was primarily due to downward revised revenue expectations for mainstream coffee in the U.S.
In the fourth quarter of 2021, following the monetization of the licensed portions of the Kraft and Velveeta brands in connection with the closing of the Cheese Transaction, we performed an interim impairment test and utilized the excess earnings method under the income approach to estimate the fair value on these brands as of November 29, 2021, the Cheese Transaction Closing Date. While the Velveeta brand had a fair value in excess of its carrying amount, the Kraft brand had a fair value below its carrying amount. Accordingly, we recorded a non-cash impairment loss of $1.2 billion in SG&A in the fourth quarter of 2021 related to the Kraft brand. We recognized this impairment loss in our North America segment, consistent with the ownership of the Kraft trademark.
2020 Indefinite-Lived Intangible Asset Impairment Testing
We performed our 2020 annual impairment test as of March 29, 2020, which was the first day of our second quarter in 2020. As a result of our 2020 annual impairment test, we recognized a non-cash impairment loss of $1.1 billion in SG&A in the second quarter of 2020 primarily related to nine brands (Oscar Mayer, Maxwell House, Velveeta, Cool Whip, Plasmon, ABC, Classico, Wattie’s, and Planters), which included impairment losses of $956 million in our North America segment and $100 million in our International segment, consistent with the ownership of the trademarks. We utilized the excess earnings method and the relief from royalty method under the income approach to estimate the fair values and recognized a $626 million impairment loss related to the Oscar Mayer brand, a $140 million impairment loss related to the Maxwell House brand, and a $290 million impairment loss primarily related to seven other brands (Velveeta, Cool Whip, Plasmon, ABC, Classico, Wattie’s, and Planters).
Additional Indefinite-Lived Intangible Asset Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to intangible asset impairments.
Our brands that were impaired were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test, these amounts are also associated with the 2013 Heinz Acquisition and the 2015 Merger and were initially recorded at the time of acquisition on our consolidated balance sheet at their estimated acquisition date fair values. Therefore, if any assumptions, estimates, or market factors change in the future, these amounts are also susceptible to impairments.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	December 31, 2022			December 25, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,223	$(649)	$1,574	$2,091	$(556)	$1,535
Customer-related assets	3,690	(1,177)	2,513	3,617	(1,040)	2,577
Other	13	(3)	10	17	(6)	11
	$5,926	$(1,829)	$4,097	$5,725	$(1,602)	$4,123
At December 25, 2021, definite-lived intangible assets excluded amounts classified as held for sale.
Amortization expense for definite-lived intangible assets was $261 million in 2022, $239 million in 2021, and $264 million in 2020. Aside from amortization expense, the change in definite-lived intangible assets from December 25, 2021 to December 31, 2022 primarily reflects $315 million of additions, which are largely related to the Hemmer Acquisition, the Just Spices Acquisition, and the Assan Foods Acquisition, the impact of foreign currency, and $7 million of non-cash impairment losses related to two trademarks in our International segment. See Note 4, Acquisitions and Divestitures, for additional information on these acquisitions. The impairment of definite-lived intangible assets in the third quarter of 2022 relates to two trademarks that had a net carrying value that was deemed not to be recoverable.
In the second quarter of 2021, we recorded $9 million of non-cash impairment losses to SG&A related to a trademark in our International segment that had a net carrying value that was deemed not to be recoverable.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $260 million in 2023 and $250 million in each of the following four years.
Note 9. Income Taxes
Provision for/(Benefit from) Income Taxes:
Income/(loss) before income taxes and the provision for/(benefit from) income taxes, consisted of the following (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Income/(loss) before income taxes:
United States	$1,575	$(215)	$363
Non-U.S.	1,391	1,923	667
Total	$2,966	$1,708	$1,030

Provision for/(benefit from) income taxes:
Current:
U.S. federal	$620	$1,421	$634
U.S. state and local	79	120	91
Non-U.S.	177	185	287
	876	1,726	1,012
Deferred:
U.S. federal	(192)	(1,086)	(232)
U.S. state and local	(35)	(211)	(109)
Non-U.S.	(51)	255	(2)
	(278)	(1,042)	(343)
Total provision for/(benefit from) income taxes	$598	$684	$669
We record tax benefits related to the exercise of stock options and other equity instruments within our tax provision. Accordingly, we recognized an insignificant tax benefit in our consolidated statements of income in each of 2022, 2021, and 2020 related to tax benefits upon the exercise of stock options and other equity instruments.

Effective Tax Rate:
The effective tax rate on income/(loss) before income taxes differed from the U.S. federal statutory tax rate for the following reasons:

	December 31, 2022	December 25, 2021	December 26, 2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax on income of foreign subsidiaries	(8.2)%	(12.9)%	(26.1)%
U.S. state and local income taxes, net of federal tax benefit	1.8%	(0.5)%	0.6%
Audit settlements and changes in uncertain tax positions	1.3%	0.4%	3.7%
Global intangible low-taxed income	1.8%	5.5%	6.5%
Goodwill impairment	3.9%	4.7%	57.2%
(Losses)/gains related to acquisitions and divestitures	0.3%	12.9%	0.1%
Movement of valuation allowance reserves	0.8%	0.1%	(0.4)%
Deferred tax effect of tax law changes	(0.9)%	9.8%	(2.1)%
Deferred tax adjustments	(1.1)%	0.3%	2.8%
Other	(0.5)%	(1.2)%	1.7%
Effective tax rate	20.2%	40.1%	65.0%
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
Our 2022 effective tax rate was an expense of 20.2% on pre-tax income. Our effective tax rate was impacted by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable items, primarily the decrease in deferred tax liabilities due to the merger of certain foreign entities, the revaluation of deferred tax balances due to changes in state tax laws, and changes in estimates of certain 2021 U.S. income and deductions. This impact was partially offset by the impact of certain unfavorable items, primarily non-deductible goodwill impairments, the impact of the federal tax on global intangible low-taxed income (“GILTI”), and the establishment of uncertain tax positions and valuation allowance reserves.
Our 2021 effective tax rate was an expense of 40.1% on pre-tax income. Our effective tax rate was unfavorably impacted by rate reconciling items, primarily the tax impacts related to acquisitions and divestitures, which mainly reflect the impacts of the Nuts Transaction and Cheese Transaction, partially offset by 2021 capital losses; the revaluation of our deferred tax balances due to changes in international and state tax rates, mainly an increase in U.K. tax rates; the impact of the federal tax on GILTI; and non-deductible goodwill impairments. These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
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
See Note 8, Goodwill and Intangible Assets, for additional information related to our impairment losses. See Note 4, Acquisitions and Divestitures, for additional information on our acquisitions and divestitures.

Deferred Income Tax Assets and Liabilities:
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following (in millions):

	December 31, 2022	December 25, 2021
Deferred income tax liabilities:
Intangible assets, net	$9,985	$10,212
Property, plant and equipment, net	680	748
Right-of-use assets	131	110
Other	408	455
Deferred income tax liabilities	11,204	11,525
Deferred income tax assets:
Other employee benefits	(111)	(119)
Deferred income	(356)	(369)
Lease liabilities	(139)	(115)
Other	(693)	(621)
Deferred income tax assets	(1,299)	(1,224)
Valuation allowance	96	101
Net deferred income tax liabilities	$10,001	$10,402
The 2021 deferred income tax assets and liabilities reflected in the above table have been adjusted principally to reflect deferred taxes on the gross up of the operating lease right-of-use assets and the operating lease liabilities under ASU 2016-02, Leases (Topic 842). This update had the effect of increasing both the total deferred income tax assets and the deferred income tax liabilities by $210 million for the year ended December 25, 2021. These adjustments have no net impact on the net deferred income tax liabilities or on the consolidated financial statements and we do not believe they are material to the annual consolidated financial statements.
The decrease in net deferred income tax liabilities from December 25, 2021 to December 31, 2022 was primarily driven by intangible asset impairment losses in 2022. See Note 8, Goodwill and Intangible Assets, for additional information on the impairment losses.
At December 31, 2022, foreign operating loss carryforwards totaled $621 million. Of that amount, $47 million expire between 2023 and 2042; the other $575 million do not expire. We have recorded $180 million of deferred tax assets related to these foreign operating loss carryforwards. Deferred tax assets of $22 million have been recorded for U.S. state and local operating loss carryforwards. These losses expire between 2023 and 2042. At December 31, 2022, tax credit carryforwards totaled $55 million, which included state tax credits of $22 million, foreign credits of $18 million, and U.S. foreign tax credits of $15 million.
Uncertain Tax Positions:
At December 31, 2022, our unrecognized tax benefits for uncertain tax positions were $455 million. If we had recognized all of these benefits, the impact on our effective tax rate would have been $425 million. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $3 million in the next 12 months primarily due to the progression of federal, state, and foreign audits in process. Our unrecognized tax benefits for uncertain tax positions are included in income taxes payable and other non-current liabilities on our consolidated balance sheets.
The changes in our unrecognized tax benefits were (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Balance at the beginning of the period	$441	$421	$406
Increases for tax positions of prior years	8	13	13
Decreases for tax positions of prior years	(27)	(51)	(34)
Increases based on tax positions related to the current year	53	75	57
Decreases due to settlements with taxing authorities	(6)	(1)	(8)
Decreases due to lapse of statute of limitations	(14)	(16)	(13)
Balance at the end of the period	$455	$441	$421

Our unrecognized tax benefits increased during 2022 and 2021 mainly as a result of a net increase for tax positions related to the current and prior years in the U.S. and certain state and foreign jurisdictions, which were partially offset by decreases related to audit settlements with federal, state, and foreign taxing authorities and statute of limitations expirations.
We include interest and penalties related to uncertain tax positions in our tax provision. Our provision for/(benefit from) income taxes included a $20 million expense in 2022, a $9 million expense in 2021, and a $10 million expense in 2020 related to interest and penalties. Accrued interest and penalties were $100 million as of December 31, 2022 and $81 million as of December 25, 2021.
Other Income Tax Matters:
Tax Examinations:
We are currently under examination for income taxes by the IRS for the years 2018 and 2019. We are continuing to respond to Information Document Requests. We have received a draft economist report and expect to receive a Notice of Proposed Adjustment relating to transfer pricing with our foreign subsidiaries asserting that our U.S. taxable income should have been higher in 2018 and 2019, which would result in additional U.S. tax expense for 2018 and 2019 plus interest and potential penalties. We strongly disagree with the IRS’s suggested position, believe that our tax positions are properly supported, and intend to vigorously contest the position taken by the IRS and pursue all available administrative and judicial remedies. We continue to maintain our operating model and believe our income tax reserves are appropriate for all open tax years and that final adjudication of this matter will not have a material impact on our results of operations and cash flows. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and potential penalties, our results of operations and cash flows could be materially affected.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, Italy, the Netherlands, the United Kingdom, and the United States. As of December 31, 2022, we have substantially concluded all national income tax matters through 2020 for the Netherlands, through 2017 for the United States, through 2014 for Italy, through 2013 for the United Kingdom and Canada, and through 2013, with the exception of 2007 and 2008 which are under litigation, for Brazil. We have substantially concluded all U.S. state income tax matters through 2007.
Cash Held by International Subsidiaries:
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $10 million on approximately $90 million of historic earnings at December 31, 2022 and a deferred tax liability of approximately $10 million on approximately $135 million of historic earnings at December 25, 2021. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2022 accumulated earnings of certain international subsidiaries is approximately $50 million.
Divestitures:
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
Note 10. Employees’ Stock Incentive Plans
We grant equity awards, including stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”), to select employees to provide long-term performance incentives to our employees.

Stock Plans
We had activity related to equity awards from the following plans in 2022, 2021, and 2020:
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

Stock Options
We use the Black-Scholes model to estimate the fair value of stock option grants. Our weighted average Black-Scholes fair value assumptions were:

	December 31, 2022	December 25, 2021	December 26, 2020
Risk-free interest rate	1.64%	1.03%	0.45%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	28.5%	32.1%	33.6%
Expected dividend yield	4.4%	4.6%	5.7%
Weighted average grant date fair value per share	$6.46	$6.63	$4.77
The risk-free interest rate represented the constant maturity U.S. Treasury rate in effect at the grant date, with a remaining term equal to the expected term of the options. The expected term is the period over which our employees are expected to hold their options. Due to the lack of historical data, we calculated expected term using the weighted average vesting period and the contractual term of the options. We estimated volatility using a blended volatility approach of term-matched historical volatility from our daily stock prices and weighted average implied volatility. We estimated the expected dividend yield using the quarterly dividend divided by the three-month average stock price, annualized and continuously compounded.
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Term
Outstanding at December 25, 2021	11,778,068	$45.43
Granted	941,146	38.68
Forfeited	(1,091,515)	61.80
Exercised	(2,068,636)	27.42
Outstanding at December 31, 2022	9,559,063	46.80	$37	4 years
Exercisable at December 31, 2022	6,621,706	47.43	29	3 years
The aggregate intrinsic value of stock options exercised during the period was $24 million in 2022, $23 million in 2021, and $24 million in 2020.
Cash received from options exercised was $57 million in 2022, $53 million in 2021, and $85 million in 2020. The tax benefit realized from stock options exercised was $8 million in 2022, $12 million in 2021, and $16 million in 2020.
Our unvested stock options and related information was:

	Number of Stock Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at December 25, 2021	4,408,137	$7.52
Granted	941,146	6.46
Forfeited	(525,007)	7.90
Vested	(1,886,919)	6.87
Unvested options at December 31, 2022	2,937,357	7.53
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
The weighted average grant date fair value per share of our RSUs granted during the year was $37.50 in 2022, $36.36 in 2021, and $29.27 in 2020. All RSUs granted in 2022, 2021, and 2020 were dividend eligible.

Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 25, 2021	12,476,390	$33.08
Granted	3,087,495	37.50
Forfeited	(1,941,019)	33.27
Vested	(4,292,148)	33.41
Outstanding at December 31, 2022	9,330,718	34.36
The aggregate fair value of RSUs that vested during the period was $163 million in 2022, $135 million in 2021, and $6 million in 2020.
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
For our PSUs that are tied to market-based conditions, the grant date fair value was determined based on a Monte Carlo simulation model, which takes into account expected volatility and dividend yield, among other things. The related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The final award is based on the achievement of market-based components and service-based vesting conditions and may equal 0% to 150% of the target grant amount, based on achievement of the market-based conditions.
In 2019, we granted PSUs to our Chief Executive Officer that were tied to market-based conditions. The vesting date for these awards occurred without the performance conditions having been met and the PSUs were forfeited.
The weighted average grant date fair value per share of our PSUs granted during the year was $34.45 in 2022, $35.03 in 2021, and $28.50 in 2020. Our expected dividend yield was 4.41% in 2022, 4.63% in 2021, and 5.10% in 2020. For our PSUs that are tied to market-based conditions, our expected volatility was 32.92% in 2022 and 38.90% in 2021.
Our PSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 25, 2021	5,319,980	$27.24
Granted	1,737,198	34.45
Forfeited	(1,525,761)	21.31
Vested	(1,512,763)	28.41
Outstanding at December 31, 2022	4,018,654	32.15
The aggregate fair value of PSUs that vested during the period was $58 million in 2022 and $69 million in 2021. No PSUs vested in 2020.

Total Equity Awards
Equity award compensation cost and the related tax benefit was (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Pre-tax compensation cost	$148	$197	$156
Related tax benefit	(34)	(43)	(33)
After-tax compensation cost	$114	$154	$123
Unrecognized compensation cost related to unvested equity awards was $209 million at December 31, 2022 and is expected to be recognized over a weighted average period of 2 years.
Note 11. Postemployment Benefits
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
Pension Plans
Obligations and Funded Status:
The projected benefit obligations, fair value of plan assets, and funded status of our pension plans were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Benefit obligation at beginning of year	$3,852	$4,191	$2,224	$2,359
Service cost	4	5	14	16
Interest cost	118	90	36	29
Benefits paid	(156)	(132)	(79)	(116)
Actuarial losses/(gains)(a)	(988)	(125)	(632)	(35)
Currency	—	—	(191)	(28)
Settlements(b)	(176)	(180)	(46)	(2)
Curtailments	(1)	—	—	—
Special/contractual termination benefits	—	3	—	1
Benefit obligation at end of year	2,653	3,852	1,326	2,224
Fair value of plan assets at beginning of year	4,445	4,627	2,910	3,023
Actual return on plan assets	(1,000)	130	(832)	28
Employer contributions	—	—	11	15
Benefits paid	(156)	(132)	(79)	(117)
Currency	—	—	(255)	(37)
Settlements(b)	(176)	(180)	(46)	(2)
Fair value of plan assets at end of year	3,113	4,445	1,709	2,910
Net pension liability/(asset) recognized at end of year	$(460)	$(593)	$(383)	$(686)
(a)    Actuarial losses/(gains) were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(b)    Settlements represent lump sum payments of $222 million in 2022 and $182 million in 2021.

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $2.6 billion at December 31, 2022 and $3.8 billion at December 25, 2021 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $1.3 billion at December 31, 2022 and $2.1 billion at December 25, 2021.
The combined U.S. and non-U.S. pension plans resulted in net pension assets of $843 million at December 31, 2022 and $1.3 billion at December 25, 2021. We recognized these amounts on our consolidated balance sheets as follows (in millions):

	December 31, 2022	December 25, 2021
Other non-current assets	$908	$1,366
Other current liabilities	(4)	(5)
Accrued postemployment costs	(61)	(82)
Net pension asset/(liability) recognized	$843	$1,279
For certain of our U.S. and non-U.S. plans that were underfunded based on accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Projected benefit obligation	$—	$—	$96	$162
Accumulated benefit obligation	—	—	91	155
Fair value of plan assets	—	—	31	75
All of our U.S. plans were overfunded based on plan assets in excess of accumulated benefit obligations as of December 31, 2022 and December 25, 2021.
For certain of our U.S. and non-U.S. plans that were underfunded based on projected benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Projected benefit obligation	$—	$—	$96	$162
Accumulated benefit obligation	—	—	91	155
Fair value of plan assets	—	—	31	75
All of our U.S. plans were overfunded based on plan assets in excess of projected benefit obligations as of December 31, 2022 and December 25, 2021.
We used the following weighted average assumptions to determine our projected benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Discount rate	5.6%	3.1%	4.9%	1.9%
Rate of compensation increase	4.0%	4.0%	3.8%	3.8%
Discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans.

Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	U.S. Plans			Non-U.S. Plans
	December 31, 2022	December 25, 2021	December 26, 2020	December 31, 2022	December 25, 2021	December 26, 2020
Service cost	$4	$5	$6	$14	$16	$16
Interest cost	118	90	123	36	29	38
Expected return on plan assets	(193)	(186)	(206)	(69)	(94)	(103)
Amortization of prior service costs/(credits)	—	—	—	1	1	—
Amortization of unrecognized losses/(gains)	—	—	—	1	2	1
Settlements	(1)	(11)	(24)	15	1	—
Special/contractual termination benefits	—	3	—	—	1	—
Net pension cost/(benefit)	$(72)	$(99)	$(101)	$(2)	$(44)	$(48)
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
We used the following weighted average assumptions to determine our net pension costs for the years ended:

	U.S. Plans			Non-U.S. Plans
	December 31, 2022	December 25, 2021	December 26, 2020	December 31, 2022	December 25, 2021	December 26, 2020
Discount rate - Service cost	4.0%	3.1%	3.5%	2.4%	2.1%	2.5%
Discount rate - Interest cost	4.0%	2.3%	2.8%	1.8%	1.2%	1.8%
Expected rate of return on plan assets	5.3%	4.2%	4.4%	2.6%	3.1%	3.8%
Rate of compensation increase	4.0%	4.0%	4.1%	3.8%	3.5%	3.7%
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

Our weighted average asset allocations were:

	U.S. Plans		Non-U.S. Plans
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Fixed-income securities	72%	83%	52%	53%
Equity securities	10%	16%	3%	21%
Alternative investments, including real assets and other fixed income	16%	—%	10%	—%
Cash and cash equivalents	2%	1%	19%	9%
Certain insurance contracts	—%	—%	16%	17%
Total	100%	100%	100%	100%
Our pension investment strategy for U.S. plans is designed to align our pension assets with our projected benefit obligation to reduce volatility. We target an investment of approximately 75% of our U.S. plan assets in fixed-income securities, approximately 15% in alternatives, primarily real assets and diversified credit, and approximately 10% in return-seeking assets, primarily equity securities. Prior to 2022, we targeted an investment of approximately 85% of our U.S. plan assets in fixed-income securities and approximately 15% in return-seeking assets, primarily equity securities.
For pension plans outside the United States, our investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the long-term asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 83% fixed-income securities and certain insurance contracts, approximately 8% in alternatives, primarily multi-asset credit, and approximately 9% in return-seeking assets, primarily equity securities.
The fair value of pension plan assets at December 31, 2022 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$371	$371	$—	$—
Corporate bonds and other fixed-income securities	2,292	—	2,292	—
Total fixed-income securities	2,663	371	2,292	—
Equity securities	—	—	—	—
Cash and cash equivalents	330	327	3	—
Real estate	—	—	—	—
Certain insurance contracts	275	—	—	275
Fair value excluding investments measured at net asset value	3,268	698	2,295	275
Investments measured at net asset value(a)	1,554
Total plan assets at fair value	$4,822
(a)    Amount includes cash collateral of $163 million associated with our securities lending program, which is reflected as an asset, and a corresponding securities lending payable of $163 million, which is reflected as a liability. The net impact on total plan assets at fair value is zero.

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
Equity Securities. These securities consist of direct investments in the stock of publicly traded companies. Such investments are valued based on the closing price reported in an active market on which the individual securities are traded. As such, the direct investments are classified as Level 1. Beginning in 2022, all equity exposure is provided through pooled funds valued at net asset value.
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
•Pooled funds. The fair values of participation units held in collective trusts are based on their net asset values, as reported by the managers of the collective trusts and as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in the collective trusts can be redeemed daily, monthly, or quarterly based upon the applicable net asset value per unit and the terms of the specific trust agreements.
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
Changes in our Level 3 plan assets for the year ended December 31, 2022 included (in millions):

Asset Category	December 25, 2021	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 31, 2022
Real estate	$6	$—	$2	$(5)	$(3)	$—	$—
Certain insurance contracts	488	—	—	(198)	(15)	—	275
Total Level 3 investments	$494	$—	$2	$(203)	$(18)	$—	$275
Changes in our Level 3 plan assets for the year ended December 25, 2021 included (in millions):

Asset Category	December 26, 2020	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 25, 2021
Real estate	$35	$—	$(1)	$(1)	$(27)	$—	$6
Corporate bonds and other fixed-income securities	1	—	—	—	—	(1)	—
Certain insurance contracts	47	464	—	(13)	(10)	—	488
Total Level 3 investments	$83	$464	$(1)	$(14)	$(37)	$(1)	$494
Employer Contributions:
In 2022, we contributed $11 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plans. We estimate that 2023 pension contributions will be approximately $11 million to our non-U.S. pension plans. We do not plan to make contributions to our U.S. pension plans in 2023. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2023. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 31, 2022 were (in millions):

	U.S. Plans	Non-U.S. Plans
2023	$265	$83
2024	260	77
2025	251	79
2026	234	81
2027	226	84
2028-2032	973	436

Postretirement Plans
Obligations and Funded Status:
The accumulated benefit obligation, fair value of plan assets, and funded status of our postretirement benefit plans were (in millions):

	December 31, 2022	December 25, 2021
Benefit obligation at beginning of year	$995	$1,302
Service cost	4	6
Interest cost	27	20
Benefits paid	(80)	(94)
Actuarial losses/(gains)(a)	(205)	(121)
Plan amendments(b)	(2)	(116)
Currency	(6)	1
Curtailments	—	(3)
Benefit obligation at end of year	733	995
Fair value of plan assets at beginning of year	1,151	1,153
Actual return on plan assets	(196)	80
Employer contributions	12	13
Benefits paid	(80)	(95)
Fair value of plan assets at end of year	887	1,151
Net postretirement benefit liability/(asset) recognized at end of year	$(154)	$(156)
(a)    Actuarial losses/(gains) were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(b)    Driven primarily by a 2021 plan amendment that changed the benefit structure for a subset of the retiree population.
We recognized the net postretirement benefit asset/(liability) on our consolidated balance sheets as follows (in millions):

	December 31, 2022	December 25, 2021
Other non-current assets	$244	$287
Other current liabilities	(7)	(8)
Accrued postemployment costs	(83)	(123)
Net postretirement benefit asset/(liability) recognized	$154	$156
For certain of our postretirement benefit plans that were underfunded based on accumulated postretirement benefit obligations in excess of plan assets, the accumulated benefit obligations and the fair value of plan assets were (in millions):

	December 31, 2022	December 25, 2021
Accumulated benefit obligation	$90	$131
Fair value of plan assets	—	—
We used the following weighted average assumptions to determine our postretirement benefit obligations:

	December 31, 2022	December 25, 2021
Discount rate	5.5%	2.8%
Health care cost trend rate assumed for next year	6.6%	5.9%
Ultimate trend rate	4.8%	4.8%
Discount rates for our plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Our expected health care cost trend rate is based on historical costs and our expectation for health care cost trend rates going forward.
The year that the health care cost trend rate reaches the ultimate trend rate varies by plan and ranges between 2023 and 2030 as of December 31, 2022. Assumed health care costs trend rates have a significant impact on the amounts reported for the postretirement benefit plans.

Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Service cost	$4	$6	$6
Interest cost	27	20	33
Expected return on plan assets	(54)	(49)	(49)
Amortization of prior service costs/(credits)	(15)	(8)	(122)
Amortization of unrecognized losses/(gains)	(15)	(16)	(14)
Curtailments	—	(4)	—
Net postretirement cost/(benefit)	$(53)	$(51)	$(146)
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
We used the following weighted average assumptions to determine our net postretirement benefit plans cost for the years ended:

	December 31, 2022	December 25, 2021	December 26, 2020
Discount rate - Service cost	2.8%	2.7%	3.3%
Discount rate - Interest cost	3.4%	1.6%	2.7%
Expected rate of return on plan assets	5.4%	4.4%	4.7%
Health care cost trend rate	6.6%	5.9%	6.2%
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
Our weighted average asset allocations were:

	December 31, 2022	December 25, 2021
Fixed-income securities	61%	61%
Equity securities	33%	36%
Cash and cash equivalents	6%	3%
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

The fair value of postretirement benefit plan assets at December 31, 2022 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$102	$102	$—	$—
Corporate bonds and other fixed-income securities	437	—	437	—
Total fixed-income securities	539	102	437	—
Equity securities	163	163	—	—
Fair value excluding investments measured at net asset value	702	265	437	—
Investments measured at net asset value	185
Total plan assets at fair value	$887
The fair value of postretirement benefit plan assets at December 25, 2021 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$112	$112	$—	$—
Corporate bonds and other fixed-income securities	590	—	590	—
Total fixed-income securities	702	112	590	—
Equity securities	236	236	—	—
Fair value excluding investments measured at net asset value	938	348	590	—
Investments measured at net asset value	213
Total plan assets at fair value	$1,151
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
Employer Contributions:
In 2022, we contributed $12 million to our postretirement benefit plans. We estimate that 2023 postretirement benefit plan contributions will be approximately $12 million. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2023. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Future Benefit Payments:
Our estimated future benefit payments for our postretirement plans at December 31, 2022 were (in millions):

2023	$87
2024	82
2025	78
2026	74
2027	70
2028-2032	289
Other Plans
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $98 million in 2022, $103 million in 2021, and $91 million in 2020.
Accumulated Other Comprehensive Income/(Losses)
Our accumulated other comprehensive income/(losses) pension and postretirement benefit plans balances, before tax, consisted of the following (in millions):

	Pension Benefits		Postretirement Benefits		Total
	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021	December 31, 2022	December 25, 2021
Net actuarial gain/(loss)	$(424)	$28	$416	$475	$(8)	$503
Prior service credit/(cost)	(13)	(14)	8	23	(5)	9
	$(437)	$14	$424	$498	$(13)	$512

The net postemployment benefits recognized in other comprehensive income/(loss), consisted of the following (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Net postemployment benefit gains/(losses) arising during the period:
Net actuarial gains/(losses) arising during the period - Pension Benefits	$(468)	$39	$(55)
Net actuarial gains/(losses) arising during the period - Postretirement Benefits	(44)	267	29
	(512)	306	(26)
Tax benefit/(expense)	126	(77)	4
	$(386)	$229	$(22)

Reclassification of net postemployment benefit losses/(gains) to net income/(loss):
Amortization of unrecognized losses/(gains) - Pension Benefits	$1	$3	$2
Amortization of unrecognized losses/(gains) - Postretirement Benefits	(15)	(16)	(14)
Amortization of prior service costs/(credits) - Pension Benefits	1	—	—
Amortization of prior service costs/(credits) - Postretirement Benefits	(15)	(8)	(122)
Net settlement and curtailment losses/(gains) - Pension Benefits	15	(11)	(24)
	(13)	(32)	(158)
Tax (benefit)/expense	5	6	40
	$(8)	$(26)	$(118)
Note 12. Financial Instruments
We maintain a policy of requiring that all significant, non-exchange traded derivative contracts be governed by an International Swaps and Derivatives Association master agreement, and these master agreements and their schedules contain certain obligations regarding the delivery of certain financial information upon demand.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	December 31, 2022	December 25, 2021
Commodity contracts	$1,166	$592
Foreign exchange contracts	3,139	3,359
Cross-currency contracts	6,336	7,239
Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$40	$10	$40	$10
Cross-currency contracts(b)	—	—	236	183	236	183
Derivatives not designated as hedging instruments:
Commodity contracts(c)	33	61	—	15	33	76
Foreign exchange contracts(a)	—	—	33	25	33	25
Total fair value	$33	$61	$309	$233	$342	$294
(a)    At December 31, 2022, the fair value of our derivative assets was recorded in other current assets ($70 million) and other non-current assets ($3 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($33 million) and other non-current liabilities ($2 million).

(b)    At December 31, 2022, the fair value of our derivative assets was recorded in other current assets ($132 million) and other non-current assets ($104 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($59 million) and other non-current liabilities ($124 million).
(c)     At December 31, 2022, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $222 million at December 31, 2022 and $155 million at December 25, 2021. At December 31, 2022 we had posted collateral of $43 million related to commodity derivative margin requirements, which was included in prepaid expenses on our consolidated balance sheet. At December 25, 2021, we had collected collateral related to commodity derivative margin requirements of $12 million, which was included in other current liabilities on our consolidated balance sheet.
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
Net Investment Hedging:
At December 31, 2022, we had the following items designated as net investment hedges:
•Non-derivative foreign denominated debt with principal amounts of €650 million and £400 million; and
•Cross-currency contracts with notional amounts of C$1.4 billion ($1.0 billion), €1.9 billion ($2.1 billion), JPY9.6 billion ($67 million), and CNH500 million ($68 million).
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At December 31, 2022, our intercompany loans designated as net investment hedges were insignificant.

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
Cash Flow Hedge Coverage:
At December 31, 2022, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next six years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at December 31, 2022 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains during the next 12 months on foreign currency cash flow hedges to be approximately $26 million and on cross-currency cash flow hedges to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized losses on interest rate cash flow hedges during the next 12 months to be insignificant.
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
Acquisition Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. These derivative contracts settled in our second quarter of 2022. The related derivative gains were $38 million for the year ended December 31, 2022, and were recorded within other expense/(income). These gains are classified as other losses/(gains) related to acquisitions and divestitures. The related cash flows were classified as cash inflows from investing activities on the consolidated statement of cash flows. See Note 4, Acquisitions and Divestitures, for additional information related to the Hemmer Acquisition.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments			Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	December 31, 2022	December 25, 2021	December 26, 2020
Cash flow hedges:
Foreign exchange contracts	$1	$(1)	$1	Net sales
Foreign exchange contracts	46	(11)	(2)	Cost of products sold
Foreign exchange contracts (excluded component)	(17)	—	(2)	Cost of products sold
Foreign exchange contracts	1	1	—	SG&A
Cross-currency contracts	(132)	(119)	221	Other expense/(income)
Cross-currency contracts (excluded component)	30	28	26	Other expense/(income)
Cross-currency contracts	(28)	(22)	(11)	Interest expense
Net investment hedges:
Foreign exchange contracts	17	1	1	Other expense/(income)
Foreign exchange contracts (excluded component)	—	2	(2)	Interest expense
Cross-currency contracts	324	144	(370)	Other expense/(income)
Cross-currency contracts (excluded component)	42	44	30	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$284	$67	$(108)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	December 31, 2022				December 25, 2021
	Cost of products sold	SG&A	Interest expense	Other expense/ (income)	Net sales	Cost of products sold	SG&A	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$18,363	$4,488	$921	$(253)	$26,042	$17,360	$5,222	$2,047	$(295)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(2)	$2	$—	$—	$(1)	$(46)	$(1)	$—	$—
Foreign exchange contracts (excluded component)	(7)	—	—	—	—	(3)	—	—	—
Interest rate contracts	—	—	(1)	—	—	—	—	—	—
Cross-currency contracts	—	—	(28)	(54)	—	—	—	(23)	(91)
Cross-currency contracts (excluded component)	—	—	—	30	—	—	—	—	27
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	(1)	—	—	—	—	2	—
Cross-currency contracts (excluded component)	—	—	37	—	—	—	—	36	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	86	—	—	—	—	158	—	—	—
Foreign exchange contracts	—	—	—	(26)	—	—	—	—	(31)
Cross-currency contracts	—	—	—	—	—	—	—	—	9
Total gains/(losses) recognized in statements of income	$77	$2	$7	$(50)	$(1)	$109	$(1)	$15	$(86)

	December 26, 2020
	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$17,008	$1,394	$(296)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$19	$—	$—
Interest rate contracts	—	(2)	—
Cross-currency contracts	—	(11)	143
Cross-currency contracts (excluded component)	—	—	26
Net investment hedges:
Foreign exchange contracts (excluded component)	—	(2)	—
Cross-currency contracts (excluded component)	—	25	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(69)	—	—
Foreign exchange contracts	—	—	(15)
Total gains/(losses) recognized in statements of income	$(50)	$10	$154

Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $111 million in 2022, pre-tax gains of $75 million in 2021, and pre-tax losses of $57 million in 2020. These amounts were recognized in other comprehensive income/(loss).
Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 28, 2019	$(2,230)	$303	$41	$(1,886)
Foreign currency translation adjustments	324	—	—	324
Net deferred gains/(losses) on net investment hedges	(321)	—	—	(321)
Amounts excluded from the effectiveness assessment of net investment hedges	26	—	—	26
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(17)	—	—	(17)
Net deferred gains/(losses) on cash flow hedges	—	—	144	144
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	24	24
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(116)	(116)
Net actuarial gains/(losses) arising during the period	—	(27)	—	(27)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(118)	—	(118)
Total other comprehensive income/(loss)	12	(145)	52	(81)
Balance at December 26, 2020	(2,218)	158	93	(1,967)
Foreign currency translation adjustments	(242)	—	—	(242)
Net deferred gains/(losses) on net investment hedges	169	—	—	169
Amounts excluded from the effectiveness assessment of net investment hedges	35	—	—	35
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(29)	—	—	(29)
Net deferred gains/(losses) on cash flow hedges	—	—	(91)	(91)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	27	27
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	68	68
Net actuarial gains/(losses) arising during the period	—	232	—	232
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(26)	—	(26)
Total other comprehensive income/(loss)	(67)	206	4	143
Balance at December 25, 2021	(2,285)	364	97	(1,824)
Foreign currency translation adjustments	(907)	—	—	(907)
Net deferred gains/(losses) on net investment hedges	343	—	—	343
Amounts excluded from the effectiveness assessment of net investment hedges	32	—	—	32
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(28)	—	—	(28)
Net deferred gains/(losses) on cash flow hedges	—	—	(72)	(72)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	14	14
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	26	26
Net actuarial gains/(losses) arising during the period	—	(386)	—	(386)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(8)	—	(8)
Total other comprehensive income/(loss)	(560)	(394)	(32)	(986)
Balance at December 31, 2022	$(2,845)	$(30)	$65	$(2,810)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	December 31, 2022			December 25, 2021			December 26, 2020
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(907)	$—	$(907)	$(242)	$—	$(242)	$324	$—	$324
Net deferred gains/(losses) on net investment hedges	452	(109)	343	220	(51)	169	(426)	105	(321)
Amounts excluded from the effectiveness assessment of net investment hedges	42	(10)	32	46	(11)	35	28	(2)	26
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(36)	8	(28)	(38)	9	(29)	(23)	6	(17)
Net deferred gains/(losses) on cash flow hedges	(112)	40	(72)	(152)	61	(91)	209	(65)	144
Amounts excluded from the effectiveness assessment of cash flow hedges	13	1	14	28	(1)	27	24	—	24
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	60	(34)	26	138	(70)	68	(175)	59	(116)
Net actuarial gains/(losses) arising during the period	(512)	126	(386)	308	(76)	232	(30)	3	(27)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(13)	5	(8)	(32)	6	(26)	(158)	40	(118)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)			Affected Line Item in the Statements of Income
	December 31, 2022	December 25, 2021	December 26, 2020
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$1	$(2)	$2	Interest expense
Cross-currency contracts(a)	(37)	(36)	(25)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	—	1	—	Net sales
Foreign exchange contracts(b)	9	49	(19)	Cost of products sold
Foreign exchange contracts(b)	(2)	1	—	SG&A
Foreign exchange contracts(b)	—	—	—	Other expense/(income)
Cross-currency contracts(b)	24	64	(169)	Other expense/(income)
Cross-currency contracts(b)	28	22	11	Interest expense
Interest rate contracts(c)	1	1	2	Interest expense
Losses/(gains) on hedges before income taxes	24	100	(198)
Losses/(gains) on hedges, income taxes	(26)	(61)	65
Losses/(gains) on hedges	$(2)	$39	$(133)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(14)	$(13)	$(12)
Amortization of prior service costs/(credits)(d)	(14)	(8)	(122)
Settlement and curtailment losses/(gains)(d)	15	(11)	(24)
Losses/(gains) on postemployment benefits before income taxes	(13)	(32)	(158)
Losses/(gains) on postemployment benefits, income taxes	5	6	40
Losses/(gains) on postemployment benefits	$(8)	$(26)	$(118)
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
Note 14. Financing Arrangements
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our consolidated balance sheets. We had approximately $87 million at December 31, 2022 and approximately $215 million at December 25, 2021 on our consolidated balance sheets related to these arrangements.

Transfers of Financial Assets:
Since 2020, we have had a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our consolidated balance sheet. Receivables sold under this accounts receivable factoring program were approximately $197 million during 2022, with an insignificant amount outstanding as of December 31, 2022. The incremental costs of factoring receivables under this arrangement were insignificant for the year ended December 31, 2022. No receivables were sold under this accounts receivable factoring program during 2021, and there were no amounts outstanding as of December 25, 2021. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows.
Note 15. Commitments and Contingencies
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
Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated amended class action complaint, which was filed on August 14, 2020 and also names 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, Company documents, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. In February 2023, the parties to the litigation reached a preliminary settlement agreement. Based upon our current estimate for the ultimate resolution of this matter, in the fourth quarter of 2022, we recorded a net expense of $210 million within SG&A in our consolidated statements of income. This expense contemplates the Company’s estimated liability after insurance recoveries and contributions from other defendants. The Company’s estimated liability and the insurance recoveries are reflected in current liabilities and current assets on the consolidated balance sheet at December 31, 2022. While it is possible that the ultimate amount of our liability in connection with this settlement could be different than the amount accrued, we believe that any difference between that ultimate liability and the amount already accrued will not have a material impact on our financial condition, results of operations, or cash flows. Any eventual final settlement agreement will be subject to approval by the United States District Court for the Northern District of Illinois.
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
2021 United States Government Settlement:
On September 3, 2021, The Kraft Heinz Company reached a settlement with the SEC, concluding and resolving in its entirety the previously disclosed SEC investigation. Under the terms of the settlement, we, without admitting or denying the findings in the administrative order issued by the SEC, agreed to pay a civil penalty of $62 million and to cease and desist from violations of specified provisions of the federal securities laws and rules promulgated thereunder. We recognized the full amount of the penalty in the second quarter of 2021 in SG&A, and paid the penalty in the third quarter of 2021.
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
As of December 31, 2022, our take-or-pay purchase obligations were as follows (in millions):

2023	$487
2024	504
2025	262
2026	227
2027	70
Thereafter	261
Total	$1,811
Note 16. Debt
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

Borrowing Arrangements:
In July 2022, together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we entered into a new credit agreement (the “Credit Agreement”), which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (the “Senior Credit Facility”) that will mature on July 8, 2027 and replaced our then-existing credit facility (the “Previous Senior Credit Facility”). See Note 17, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on the Previous Senior Credit Facility.
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
In the first quarter of 2020, as a precautionary measure to preserve financial flexibility in light of the uncertainty in the global economy resulting from the COVID-19 pandemic, we borrowed $4.0 billion under our Previous Senior Credit Facility. We repaid the full $4.0 billion during the second quarter of 2020. No amounts were drawn on our Senior Credit Facility at December 31, 2022, on our Previous Senior Credit Facility at December 25, 2021, or on either the Senior Credit Facility or Previous Senior Credit Facility during the years ended December 31, 2022 and December 25, 2021.
Long-Term Debt:
The following table summarizes our long-term debt obligations.

	Priority (a)	Maturity Dates(b)	Interest Rates(b)	Carrying Values
				December 31, 2022	December 25, 2021
				(in millions)
U.S. dollar notes(c)	Senior Notes	2026–2050	3.000%–7.125%	$16,554	$18,049
Euro notes(c)	Senior Notes	2023–2028	1.500%–2.250%	2,723	2,877
British pound sterling notes:
2030 Notes(d)	Senior Notes	February 18, 2030	6.250%	155	172
Other British pound sterling notes(c)	Senior Notes	July 1, 2027	4.125%	482	533
Other long-term debt	Various	2023–2035	0.500%–16.800%	31	42
Finance lease obligations				119	128
Total long-term debt				20,064	21,801
Current portion of long-term debt				831	740
Long-term debt, excluding current portion				$19,233	$21,061
(a)    Priority of debt indicates the order which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.
(b)    Maturity dates and interest rates presented are for the outstanding long-term debt obligations at December 31, 2022.
(c)    Kraft Heinz fully and unconditionally guarantees these notes, which were issued by KHFC.
(d)    The 6.250% Pound Sterling Senior Notes due February 18, 2030 (the “2030 Notes”) were issued by H.J. Heinz Finance UK Plc. Kraft Heinz and KHFC fully and unconditionally guarantee the 2030 Notes. The 2030 Notes rank pari passu in right of payment with all of our existing and future senior obligations. Kraft Heinz became guarantor of the 2030 Notes in connection with the 2015 Merger. The 2030 Notes were previously only guaranteed by KHFC.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all such covenants as of December 31, 2022.

Long-term Debt Transactions:
The table below summarizes our aggregate principal amount of long-term debt outstanding, excluding financing leases, before and after our current year debt transactions, specifically open-market debt repurchases and debt repayments (in millions):

	Aggregate Principal Amount Outstanding as of December 25, 2021	Open Market Debt Repurchases	Debt Repayments	Aggregate Principal Amount Outstanding as of December 31, 2022
6.375% senior notes due July 2028(a)(b)	$218	$14	$—	$204
4.625% senior notes due January 2029(b)(c)	369	10	—	359
5.000% senior notes due July 2035(a)(b)(c)	686	67	—	619
6.875% senior notes due January 2039(a)(b)(c)	811	38	—	773
7.125% senior notes due August 2039(a)(b)(c)	859	72	—	787
4.625% senior notes due October 2039(a)(c)	398	15	—	383
6.500% senior notes due February 2040(a)(b)	706	133	—	573
5.000% senior notes due June 2042(a)(b)(c)	1,532	109	—	1,423
5.200% senior notes due July 2045(a)(b)(c)	1,811	197	—	1,614
4.875% senior notes due October 2049(b)(c)	1,500	50	—	1,450
5.500% senior notes due June 2050(b)(c)	800	50	—	750
2.850% senior notes due March 2022(d)	6	—	6	—
3.500% senior notes due June 2022(d)	381	—	381	—
Floating rate senior notes due August 2022(d)	315	—	315	—
Other long-term debt(e)	11,079	—	—	10,849
Total	$21,471	$755	$702	$19,784
(a)    Included in the Q2 2022 Repurchases (defined below).
(b)    Included in the Q3 2022 Repurchases (defined below).
(c)    Included in the Q4 2022 Repurchases (defined below).
(d)    Repaid at maturity.
(e)    Represents the aggregate principal amount of all of our long-term debt obligations, excluding finance leases, that were not impacted by current year debt transactions. Foreign-denominated long-term debt is reflected at the foreign currency exchange rate in effect at each period end.
At December 31, 2022, aggregate principal maturities of our long-term debt excluding finance leases were (in millions):

2023	$806
2024	593
2025	3
2026	1,879
2027	1,837
Thereafter	14,666
Open Market Debt Repurchases:
2022 Open Market Debt Repurchases
In 2022, we repurchased approximately $755 million of certain of our senior notes under Rule 10b5-1 plans, including $268 million in the second quarter of 2022 (the “Q2 2022 Repurchases”), $180 million in the third quarter of 2022 (the “Q3 2022 Repurchases”), and $307 million in the fourth quarter of 2022 (the “Q4 2022 Repurchases” and, together with the Q2 2022 Repurchases and the Q3 2022 Repurchases, the “2022 Repurchases”). Refer to the table above for which senior notes had amounts extinguished as part of the 2022 Repurchases.

In connection with the 2022 Repurchases, we recognized a net gain on extinguishment of debt of approximately $38 million within interest expense on the consolidated statement of income for the year ended December 31, 2022, which included a net gain of $9 million in the second quarter of 2022 related to the Q2 2022 Repurchases, a net gain of $3 million in the third quarter of 2022 related to the Q3 2022 Repurchases, and a net gain of $26 million in the fourth quarter related to the Q4 2022 Repurchases. This gain primarily reflects the write-off of unamortized premiums and a net discount associated with the 2022 Repurchases. Related to the 2022 Repurchases, we recognized a debt prepayment and extinguishment benefit of $10 million on the consolidated statement of cash flows for the year ended December 31, 2022, which reflect the $38 million net gain on extinguishment of debt adjusted for the non-cash write-off of unamortized premiums of $33 million, unamortized debt issuance costs of $3 million, and unamortized discounts of $2 million.
2021 Open Market Debt Repurchases
In 2021, we repurchased approximately $738 million of certain of our senior notes under Rule 10b5-1 plans, including $207 million in the second quarter of 2021 (the “Q2 2021 Repurchases”), $221 million in the third quarter of 2021 (the “Q3 2021 Repurchases”), and $310 million in the fourth quarter of 2021 (the “Q4 2021 Repurchases” and, together with the Q2 2021 Repurchases and the Q3 2021 Repurchases, the “2021 Repurchases”). See Note 17, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on the 2021 Repurchases.
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

See Note 17, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 25, 2021 for additional information on the 2021 Tender Offers.
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
In June 2021, KHFC issued a notice of redemption of all of its 3.950% senior notes due July 2025, effective July 14, 2021 (the “Q3 2021 Debt Redemption” and, together with the Q2 2021 Debt Redemption, the “2021 Debt Redemptions”). Prior to the Q3 2021 Redemption, approximately $797 million aggregate principal amount was outstanding.
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
2020 Debt Redemptions
Concurrently with the commencement of the 2020 Tender Offer, KHFC issued a notice of conditional redemption of all of its $300 million outstanding aggregate principal amount of 3.375% senior notes due June 2021 and $976 million outstanding aggregate principal amount of its 4.875% second lien senior secured notes due February 2025 (the “First 2020 Debt Redemptions”). The First 2020 Debt Redemptions were effective and completed in the second quarter of 2020.
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
Debt Issuance Costs:
Debt issuance costs are reflected as a direct deduction of our current portion of long-term debt and long-term debt balances on the consolidated balance sheets. We incurred an insignificant amount of debt issuance costs in 2022 and debt issuance costs of $31 million in 2020. We did not incur any debt issuance costs in 2021. Unamortized debt issuance costs were $88 million at December 31, 2022 and $97 million at December 25, 2021. Amortization of debt issuance costs was $11 million in 2022, $12 million in 2021, and $11 million in 2020.
Debt Premium:
Unamortized debt premiums are presented on the consolidated balance sheets as a direct addition to the carrying amount of debt. Unamortized debt premium, net, was $250 million at December 31, 2022 and $298 million at December 25, 2021. Amortization of our debt premium, net, was $17 million in 2022, $16 million in 2021, and $14 million in 2020.
Debt Repayments:
In March 2022, we repaid $6 million aggregate principal amount of senior notes that matured in the period.
In June 2022, we repaid $381 million aggregate principal amount of senior notes that matured in the period.
In August 2022, we repaid $315 million aggregate principal amount of floating rate senior notes that matured in the period.
In February 2021, we repaid $111 million aggregate principal amount of floating rate senior notes that matured in the period.
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
Fair Value of Debt:
At December 31, 2022, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $20.1 billion. At December 25, 2021, the aggregate fair value of our total debt was $25.7 billion as compared with a carrying value of $21.8 billion. Our short-term debt had a carrying value that approximated its fair value at December 31, 2022 and December 25, 2021. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
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

The components of our lease costs were (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Operating lease costs	$173	$176	$173
Finance lease costs:
Amortization of right-of-use assets	34	34	31
Interest on lease liabilities	5	6	7
Short-term lease costs	8	17	20
Variable lease costs	1,232	1,192	1,313
Sublease income	(10)	(9)	(11)
Total lease costs	$1,442	$1,416	$1,533
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
Losses/(gains) on sales and leaseback transactions, net, were insignificant for 2022 and 2021. We had no losses/(gains) on sale and leaseback transactions in 2020.
Supplemental balance sheet information related to our leases was (in millions, except lease term and discount rate):

	December 31, 2022		December 25, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use assets	$668	$121	$569	$126
Lease liabilities (current)	125	26	133	30
Lease liabilities (non-current)	585	93	484	98

Weighted average remaining lease term	8 years	12 years	7 years	12 years
Weighted average discount rate	3.6%	4.1%	3.5%	4.1%
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
Cash flows arising from lease transactions were (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(176)	$(179)	$(191)
Operating cash inflows/(outflows) from finance leases	(5)	(6)	(7)
Financing cash inflows/(outflows) from finance leases	(38)	(33)	(35)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	197	41	147
Finance leases	34	14	39

Future minimum lease payments for leases in effect at December 31, 2022 were (in millions):

	Operating Leases	Finance Leases
2023	$149	$30
2024	125	20
2025	105	14
2026	90	11
2027	71	8
Thereafter	290	68
Total future undiscounted lease payments	830	151
Less imputed interest	(120)	(32)
Total lease liability	$710	$119
At December 31, 2022, our operating and finance leases that had not yet commenced were insignificant.
Note 18. Capital Stock
Common Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5.0 billion shares of common stock.
Shares of common stock issued, in treasury, and outstanding were (in millions of shares):

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 28, 2019	1,224	(3)	1,221
Exercise of stock options, issuance of other stock awards, and other	4	(2)	2
Balance at December 26, 2020	1,228	(5)	1,223
Exercise of stock options, issuance of other stock awards, and other	7	(6)	1
Balance at December 25, 2021	1,235	(11)	1,224
Exercise of stock options, issuance of other stock awards, and other	8	(7)	1
Balance at December 31, 2022	1,243	(18)	1,225
Note 19. Earnings Per Share
Our earnings per common share (“EPS”) were:

	December 31, 2022	December 25, 2021	December 26, 2020
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$2,363	$1,012	$356
Weighted average shares of common stock outstanding	1,226	1,224	1,223
Net earnings/(loss)	$1.93	$0.83	$0.29
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$2,363	$1,012	$356
Weighted average shares of common stock outstanding	1,226	1,224	1,223
Effect of dilutive equity awards	9	12	5
Weighted average shares of common stock outstanding, including dilutive effect	1,235	1,236	1,228
Net earnings/(loss)	$1.91	$0.82	$0.29
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 6 million in 2022, 7 million in 2021, and 9 million in 2020.

Note 20. Segment Reporting
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Net sales:
North America	$20,340	$20,351	$20,844
International	6,145	5,691	5,341
Total net sales	$26,485	$26,042	$26,185
Segment Adjusted EBITDA was (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Segment Adjusted EBITDA:
North America	$5,284	$5,576	$5,946
International	1,017	1,066	1,058
General corporate expenses	(298)	(271)	(335)
Depreciation and amortization (excluding restructuring activities)	(922)	(910)	(955)
Divestiture-related license income	56	4	—
Restructuring activities	(74)	(84)	(15)
Deal costs	(9)	(11)	(8)
Unrealized gains/(losses) on commodity hedges	(63)	(17)	6
Impairment losses	(999)	(1,634)	(3,413)
Certain non-ordinary course legal and regulatory matters	(210)	(62)	—
Equity award compensation expense	(148)	(197)	(156)
Operating income/(loss)	3,634	3,460	2,128
Interest expense	921	2,047	1,394
Other expense/(income)	(253)	(295)	(296)
Income/(loss) before income taxes	$2,966	$1,708	$1,030

Total depreciation and amortization expense by segment was (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Depreciation and amortization expense:
North America	$579	$580	$644
International	259	234	221
General corporate expenses	95	96	104
Total depreciation and amortization expense	$933	$910	$969
Total capital expenditures by segment were (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Capital expenditures:
North America	$513	$477	$347
International	331	348	212
General corporate expenses	72	80	37
Total capital expenditures	$916	$905	$596
Net sales by platform were (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Taste Elevation	$8,249	$7,267	$6,808
Fast Fresh Meals	6,064	6,665	6,819
Easy Meals Made Better	5,313	4,927	4,909
Real Food Snacking	1,375	1,808	2,296
Flavorful Hydration	1,999	1,777	1,648
Easy Indulgent Desserts	1,067	1,034	999
Other	2,418	2,564	2,706
Total net sales	$26,485	$26,042	$26,185
Net sales by product category were (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Condiments and sauces	$8,241	$7,302	$6,813
Cheese and dairy	3,976	4,922	5,131
Ambient foods	3,047	2,896	2,954
Frozen and chilled foods	2,922	2,698	2,599
Meats and seafood	2,733	2,613	2,515
Refreshment beverages	1,999	1,786	1,655
Coffee	903	847	1,062
Infant and nutrition	411	441	433
Desserts, toppings and baking	1,195	1,157	1,121
Nuts and salted snacks	—	464	1,047
Other	1,058	916	855
Total net sales	$26,485	$26,042	$26,185
Concentration of Risk:
Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2022 and approximately 22% of our net sales in each of 2021 and 2020. Both of our segments have sales to Walmart Inc.

Geographic Financial Information:
We had significant sales in the United States, Canada, and the United Kingdom. Our net sales by geography were (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Net sales:
United States	$18,587	$18,604	$19,204
Canada	1,752	1,747	1,640
United Kingdom	1,160	1,147	1,103
Other	4,986	4,544	4,238
Total net sales	$26,485	$26,042	$26,185
We had significant long-lived assets in the United States. Long-lived assets are comprised of property, plant and equipment, net of related accumulated depreciation. Our long-lived assets by geography were (in millions):

	December 31, 2022	December 25, 2021
Long-lived assets:
United States	$4,469	$4,547
Other	2,271	2,259
Total long-lived assets	$6,740	$6,806
At December 31, 2022 and December 25, 2021, long-lived assets by geography excluded amounts classified as held for sale.
Note 21. Other Financial Data
Consolidated Statements of Income Information
Other expense/(income)
Other expense/(income) consists of the following (in millions):

	December 31, 2022	December 25, 2021	December 26, 2020
Amortization of postemployment benefit plans prior service costs/(credits)	$(14)	$(7)	$(122)
Net pension and postretirement non-service cost/(benefit)(a)	(135)	(214)	(201)
Loss/(gain) on sale of business(b)	(25)	(44)	2
Interest income	(27)	(15)	(27)
Foreign exchange losses/(gains)	(106)	(101)	162
Derivative losses/(gains)	50	86	(154)
Other miscellaneous expense/(income)	4	—	44
Other expense/(income)	$(253)	$(295)	$(296)
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
Other expense/(income) was $253 million of income in 2022 compared to $295 million of income in 2021. This change was primarily driven by a $79 million decrease in net pension and postretirement non-service benefits and a $25 million net gain on sales of businesses in 2022 compared to a $44 million net gain on sales of businesses in 2021. These impacts were partially offset by a $50 million net loss on derivative activities in 2022 compared to an $86 million net loss on derivative activities in 2021 and a $12 million increase in interest income as compared to the prior year period.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2022. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which appears herein under Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is included under the caption “Information about our Executive Officers” contained in Item 1, Business, of this report and under the headings Proposal 1. Election of Directors, Corporate Governance and Board Matters—Codes of Conduct, Beneficial Ownership of Kraft Heinz Stock—Delinquent Section 16(a) Reports, Board Committees and Membership—Committee Structure and Membership, and Other Information—Stockholder Proposals in our definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held on May 4, 2023 (“2023 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by this Item 11 is included under the headings Board Committees and Membership—Human Capital and Compensation Committee—Compensation Committee Interlocks and Insider Participation, Director Compensation, Compensation Discussion and Analysis, Executive Compensation Tables, and Pay Ratio Disclosure in our 2023 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under our equity compensation plans at December 31, 2022 were:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,911,432	$46.80	22,064,622
Equity compensation plans not approved by security holders	—	—	—
Total	22,911,432		22,064,622
(1)    Includes the vesting of RSUs and PSUs.
Information related to the security ownership of certain beneficial owners and management is included under the heading Beneficial Ownership of Kraft Heinz Stock in our 2023 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the headings Corporate Governance and Board Matters—Independence and Corporate Governance and Board Matters—Related Person Transactions in our 2023 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services.
Information required by this Item 14 is included under the headings Proposal 3. Ratification of the Selection of Independent Auditors—Independent Auditors’ Fees and Services and Proposal 3. Ratification of the Selection of Independent Auditors—Pre-Approval Policy in our 2023 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Index to Consolidated Financial Statements and Schedules
Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.
(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Descriptions
2.1
Separation and Distribution Agreement, dated September 27, 2012, between Kraft Foods Inc. and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 2.1 of Amendment No. 1 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4, filed on October 26, 2012).

2.2
Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property, effective October 1, 2012, between Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd., and Kraft Foods R&D Inc. (incorporated by reference to Exhibit 2.3 of Amendment No. 2 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4, filed on December 4, 2012).

3.1
Second Amended and Restated Certificate of Incorporation of H.J. Heinz Holding Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on July 2, 2015).

3.2	Amended and Restated By-Laws of The Kraft Heinz Company, effective November 3, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 7, 2022).
3.3
Certificate of Retirement of Series A Preferred Stock of The Kraft Heinz Company, dated June 7, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on June 7, 2016).

4.1
Amended and Restated Registration Rights Agreement, dated July 2, 2015, among The Kraft Heinz Company, 3G Global Food Holdings LP, and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 2, 2015).

4.2
Indenture, dated July 1, 2015, among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2015).

4.3
First Supplemental Indenture, dated July 1, 2015, relating to the 2.000% Senior Notes due 2023, among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on July 6, 2015).

4.4
Second Supplemental Indenture, dated July 1, 2015, relating to the 4.125% Senior Notes due 2027, among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, Wells Fargo Bank, National Association, as trustee, and Société Générale Bank & Trust, as paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on July 6, 2015).

4.5
Third Supplemental Indenture, dated July 2, 2015, relating to the 1.60% Senior Notes due 2017, 2.00% Senior Notes due 2018, 2.80% Senior Notes due 2020, 3.50% Senior Notes due 2022, 3.95% Senior Notes due 2025, 5.00% Senior Notes due 2035, and 5.20% Senior Notes due 2045, among H. J. Heinz Company, as issuer, H.J. Heinz Holding Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed on July 6, 2015).

4.6
Indenture, dated June 4, 2012, between Kraft Foods Group, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.4 of Amendment No. 3 to Kraft Foods Group, Inc.’s Registration Statement on Form 10, filed on June 21, 2012).

4.7
Supplemental Indenture No. 1, dated June 4, 2012, relating to the 1.625% Notes due 2015, 2.250% Notes due 2017, 3.500% Notes due 2022, and 5.000% Notes due 2042, among Kraft Foods Group, Inc., Kraft Foods Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to Kraft Foods Group, Inc.’s Registration Statement on Form 10, filed on June 21, 2012).

4.8
Supplemental Indenture No. 2, dated July 18, 2012, relating to the 6.125% Senior Notes due 2018, 5.375% Senior Notes due 2020, 6.875% Senior Notes due 2039, and 6.500% Senior Notes due 2040, among Kraft Foods Group, Inc., Kraft Foods Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 10.27 of Amendment No. 5 to Kraft Foods Group, Inc.’s Registration Statement on Form 10, filed on August 6, 2012).

4.9
Supplemental Indenture No. 3, dated July 2, 2015, among Kraft Foods Group, Inc., as issuer, Kite Merger Sub LLC, H.J. Heinz Holding Corporation, as parent guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.17 of the Company’s Current Report on Form 8-K, filed on July 6, 2015).

4.10
Third Supplemental Indenture, dated July 2, 2015, relating to the 6.75% Debentures due 2032 and 7.125% Debentures due 2039, among H.J. Heinz Holding Corporation, H. J. Heinz Company, and The Bank of New York Mellon, as successor trustee to Bank One, National Association (incorporated by reference to Exhibit 4.18 of the Company’s Current Report on Form 8-K, filed on July 6, 2015).

4.11
Third Supplemental Indenture, dated July 2, 2015, relating to the 6.375% Debentures due 2028, among H.J. Heinz Holding Corporation, H. J. Heinz Company, and The Bank of New York Mellon, as successor trustee to Bank One, National Association (incorporated by reference to Exhibit 4.19 of the Company’s Current Report on Form 8-K, filed on July 6, 2015).

4.12
Indenture, dated July 6, 2001, among H. J. Heinz Finance Company, as issuer, H.J. Heinz Company, as guarantor, and Bank One, National Association, as trustee (incorporated herein by reference to Exhibit 4(c) of H. J. Heinz Company’s Annual Report on Form 10-K for the fiscal year ended May 1, 2002, filed on July 30, 2002).

4.13
Indenture, dated July 15, 2008, among H.J. Heinz Company and Union Bank of California, N.A., as trustee (incorporated herein by reference to Exhibit 4(d) of H. J. Heinz Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2009, filed on June 17, 2009).

4.14
First Supplemental Indenture, dated July 2, 2015, relating to the 2.00% Notes due September 2016, 1.50% Notes due March 2017, 3.125% Notes due September 2021 and 2.85% Notes due March 2022, among H.J. Heinz Holding Corporation, H. J. Heinz Company, and MUFG Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2020, filed on February 17, 2021).

4.15
Supplemental Indenture No. 4, dated November 11, 2015, relating to the 2.250% Notes due 2017, 6.125% Notes due 2018, 5.375% Notes due 2020, 3.500% Notes due 2022, 6.875% Notes due 2039, 6.500% Notes due 2040, and 5.000% Notes due 2042, between Kraft Heinz Foods Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed on March 3, 2016).

4.16
Indenture, dated July 15, 1992, between H. J. Heinz Company and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4(a) of H. J. Heinz Company’s Registration Statement on Form S-3, filed on March 16, 1998).

4.17
Fourth Supplemental Indenture, dated May 24, 2016, relating to the 3.000% Senior Notes due 2026 and 4.375% Senior Notes due 2046, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 25, 2016).

4.18	Form of 3.000% Senior Notes due 2026 and 4.375% Senior Notes due 2046 (included in Exhibit 4.17).
4.19
Fifth Supplemental Indenture, dated May 25, 2016, relating to the 1.500% Senior Notes due 2024 and 2.250% Senior Notes due 2028, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, paying agent, security registrar, and transfer agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on May 25, 2016).

4.20	Form of 1.500% Senior Notes due 2024 and 2.250% Senior Notes due 2028 (included in Exhibit 4.19).
4.21
Sixth Supplemental Indenture, dated August 10, 2017, relating to the Floating Rate Senior Notes due 2019, Floating Rate Senior Notes due 2021, and Floating Rate Senior Notes due 2022, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee, paying agent, security registrar, and calculation agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on August 10, 2017).

4.22	Form of Floating Rate Senior Notes due 2019, Floating Rate Senior Notes due 2021, and Floating Rate Senior Notes due 2022 (included in Exhibit 4.21).

4.23
Seventh Supplemental Indenture, dated June 15, 2018, relating to the 3.375% Senior Notes due 2021, 4.000% Senior Notes due 2023, and 4.625% Senior Notes due 2029, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 15, 2018).

4.24	Form of 3.375% Senior Notes due 2021, 4.000% Senior Notes due 2023, and 4.625% Senior Notes due 2029 (included in Exhibit 4.23).
4.25
Description of Kraft Heinz Securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed on June 7, 2019).

4.26
Eighth Supplemental Indenture, dated September 25, 2019, relating to the 3.750% Senior Notes due 2030, 4.625% Senior Notes due 2039, and 4.875% Senior Notes due 2049, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on September 25, 2019).

4.27	Form of 3.750% Senior Notes due 2030, 4.625% Senior Notes due 2039, and 4.875% Senior Notes due 2049 (included in Exhibit 4.26).
4.28
Registration Rights Agreement, dated September 25, 2019, among Kraft Heinz Foods Company, The Kraft Heinz Company, as guarantor, and BofA Securities, Inc., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC, as representatives of the other initial purchasers (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on September 25, 2019).

4.29
Ninth Supplemental Indenture, dated May 18, 2020, relating to the 3.875% Senior Notes due 2027, 4.250% Senior Notes due 2031, and 5.500% Senior Notes due 2050, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 18, 2020).

4.30	Form of 3.875% Senior Notes due 2027, 4.250% Senior Notes due 2031, and 5.500% Senior Notes due 2050 (included in Exhibit 4.29).
4.31
Registration Rights Agreement, dated May 18, 2020, among Kraft Heinz Foods Company, The Kraft Heinz Company, as guarantor, and J.P. Morgan Securities LLC, as representative of the other initial purchasers (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on May 18, 2020).

10.1
Tax Sharing and Indemnity Agreement, dated September 27, 2012, between Kraft Foods Inc. and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Kraft Foods Group, Inc.’s Registration Statement on Form S-4, filed on October 26, 2012).

10.2	Kraft Foods Group, Inc. 2012 Performance Incentive Plan (incorporated by reference to Exhibit 4.3 of Kraft Foods Group, Inc.’s Registration Statement on Form S-8, filed on September 12, 2012). +
10.3
Form of Kraft Foods Group, Inc. 2012 Performance Incentive Plan Global Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014, filed on May 2, 2014).+

10.4
H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4, filed on May 29, 2015).+

10.5
Amendments to the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed on March 3, 2016).+

10.6
Form of H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4, filed on May 29, 2015).+

10.7
Kraft Foods Group, Inc. Deferred Compensation Plan for Non-Management Directors (incorporated by reference to Exhibit 4.3 of Kraft Foods Group, Inc.’s Registration Statement on Form S-8, filed on September 12, 2012).+

10.8
Settlement Agreement, dated June 22, 2015, between Mondelez International Inc. and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 10.1 of Kraft Foods Group, Inc.’s Current Report on Form 8-K, filed on June 24, 2015).

10.9
Credit Agreement, dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the initial lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 8, 2022).

10.10	The Kraft Heinz Company Amended & Restated Severance Pay Plan for Salaried Employees, effective January 1, 2023.+*
10.11	The Kraft Heinz Company Change in Control Severance Plan, effective January 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 9, 2022).+

10.12
The Kraft Heinz Company 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2016, filed on May 5, 2016).+

10.13	Amendment to the Company’s 2016 Omnibus Incentive Plan, effective January 1, 2023 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on December 9, 2022).+
10.14
2018 Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement, as amended and restated (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed on June 7, 2019).+

10.15
2018 Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement, as amended and restated (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed on June 7, 2019).+

10.16
2018 Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Restricted Stock Unit Award Agreement, as amended and restated (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed on June 7, 2019).+

10.17
2019 Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended and restated (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2019, filed on October 31, 2019).+

10.18
2019 Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Restricted Stock Unit Award Agreement, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2019, filed on October 31, 2019).+

10.19
2019 Form of The Kraft Heinz Company 2016 Omnibus Incentive Plan Performance Share Award Notice, as amended and restated (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2019, filed on October 31, 2019).+

10.20	The Kraft Heinz Company 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-238073), filed on May 7, 2020).+
10.21	Amendment to the Company’s 2020 Omnibus Incentive Plan, effective January 1, 2023 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on December 9, 2022).+
10.22
2020 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020, filed on July 31, 2020).+

10.23
2020 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020, filed on July 31, 2020).+

10.24
2020 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020, filed on July 31, 2020).+

10.25
2020 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bands B02-B09 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020, filed on July 31, 2020).+

10.26
2020 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020, filed on July 31, 2020).+

10.27
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.28
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.29
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (Bands) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.30
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.31
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bands B02-B09 (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.32
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.33
2021 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.34
2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2022, filed on April 28, 2022).+

10.35	2023 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement.+*
10.36	2023 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice.+*
10.37	2023 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.+*
10.38	2023 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement.+*
21.1	List of subsidiaries of The Kraft Heinz Company.*
22.1	List of Guarantor Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1
The following materials from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	February 16, 2023
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Miguel Patricio	Chief Executive Officer and Chair of the Board	February 16, 2023
Miguel Patricio	(Principal Executive Officer)

/s/ Andre Maciel	Executive Vice President and Global Chief Financial Officer	February 16, 2023
Andre Maciel	(Principal Financial Officer)

/s/ Vince Garlati	Vice President and Global Controller	February 16, 2023
Vince Garlati	(Principal Accounting Officer)

*	Vice Chair of the Board	February 16, 2023
John T. Cahill

*	Lead Director	February 16, 2023
John C. Pope

*	Director	February 16, 2023
Gregory E. Abel

*	Director	February 16, 2023
Lori Dickerson Fouché

*	Director	February 16, 2023
Diane Gherson

*	Director	February 16, 2023
Timothy Kenesey

*	Director	February 16, 2023
Alicia Knapp

*	Director	February 16, 2023
Elio Leoni Sceti

*	Director	February 16, 2023
Susan Mulder

*	Director	February 16, 2023
James Park

*By:	/s/ Andre Maciel
Andre Maciel
Attorney-In-Fact
February 16, 2023

The Kraft Heinz Company
Valuation and Qualifying Accounts
For the Years Ended December 31, 2022, December 25, 2021, and December 26, 2020
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-offs and Reclassifications	Balance at End of Period
Year ended December 31, 2022
Allowances related to trade accounts receivable	$48	$(4)	$—	$2	$46
Allowances related to deferred taxes	101	(5)	—	—	96
	$149	$(9)	$—	$2	$142
Year ended December 25, 2021
Allowances related to trade accounts receivable	$48	$5	$1	$(6)	$48
Allowances related to deferred taxes	105	1	—	(5)	101
	$153	$6	$1	$(11)	$149
Year ended December 26, 2020
Allowances related to trade accounts receivable	$33	$21	$—	$(6)	$48
Allowances related to deferred taxes	112	(3)	—	(4)	105
	$145	$18	$—	$(10)	$153
(a)     Primarily relates to acquisitions and currency translation.
S-1