Form 10-Q
period 2023-04-01
Kraft Heinz Co
filed 2023-05-03
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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

As of April 29, 2023, there were 1,227,237,484 shares of the registrant’s common stock outstanding.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; the influence of our largest stockholder; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of sales of our common stock in the public market; our ability to continue to pay a regular dividend and the amounts of any such dividends; disruptions in the global economy caused by geopolitical conflicts, including the ongoing conflict between Russia and Ukraine; unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and various other nations where we do business (including inflationary pressures, instability in financial institutions, general economic slowdown, or recession); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Net sales	$6,489	$6,045
Cost of products sold	4,376	4,114
Gross profit	2,113	1,931
Selling, general and administrative expenses, excluding impairment losses	870	827
Goodwill impairment losses	—	(11)
Selling, general and administrative expenses	870	816
Operating income/(loss)	1,243	1,115
Interest expense	227	242
Other expense/(income)	(35)	(98)
Income/(loss) before income taxes	1,051	971
Provision for/(benefit from) income taxes	214	190
Net income/(loss)	837	781
Net income/(loss) attributable to noncontrolling interest	1	5
Net income/(loss) attributable to common shareholders	$836	$776
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.68	$0.63
Diluted earnings/(loss)	0.68	0.63
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Net income/(loss)	$837	$781
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	119	(33)
Net deferred gains/(losses) on net investment hedges	(24)	52
Amounts excluded from the effectiveness assessment of net investment hedges	6	9
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	(8)
Net deferred gains/(losses) on cash flow hedges	(15)	(34)
Amounts excluded from the effectiveness assessment of cash flow hedges	4	7
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(16)	22
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(2)	(4)
Total other comprehensive income/(loss)	66	11
Total comprehensive income/(loss)	903	792
Comprehensive income/(loss) attributable to noncontrolling interest	5	4
Comprehensive income/(loss) attributable to common shareholders	$898	$788
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	April 1, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$826	$1,040
Trade receivables (net of allowances of $45 at April 1, 2023 and $46 at December 31, 2022)	2,286	2,120
Inventories	4,016	3,651
Prepaid expenses	329	240
Other current assets	755	842
Assets held for sale	4	4
Total current assets	8,216	7,897
Property, plant and equipment, net	6,776	6,740
Goodwill	30,888	30,833
Intangible assets, net	42,665	42,649
Other non-current assets	2,398	2,394
TOTAL ASSETS	$90,943	$90,513
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$2	$6
Current portion of long-term debt	840	831
Trade payables	4,804	4,848
Accrued marketing	758	749
Interest payable	315	264
Other current liabilities	2,235	2,330
Total current liabilities	8,954	9,028
Long-term debt	19,263	19,233
Deferred income taxes	10,162	10,152
Accrued postemployment costs	145	144
Long-term deferred income	1,465	1,477
Other non-current liabilities	1,601	1,609
TOTAL LIABILITIES	41,590	41,643
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	40	40
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,245 shares issued and 1,227 shares outstanding at April 1, 2023; 1,243 shares issued and 1,225 shares outstanding at December 31, 2022)	12	12
Additional paid-in capital	51,910	51,834
Retained earnings/(deficit)	831	489
Accumulated other comprehensive income/(losses)	(2,748)	(2,810)
Treasury stock, at cost (18 shares at April 1, 2023 and 18 shares at December 31, 2022)	(852)	(847)
Total shareholders' equity	49,153	48,678
Noncontrolling interest	160	152
TOTAL EQUITY	49,313	48,830
TOTAL LIABILITIES AND EQUITY	$90,943	$90,513
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$12	$51,834	$489	$(2,810)	$(847)	$152	$48,830
Net income/(loss) excluding redeemable noncontrolling interest	—	—	836	—	—	1	837
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	62	—	4	66
Dividends declared-common stock ($0.40 per share)	—	—	(494)	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, and other	—	76	—	—	(5)	3	74
Balance at April 1, 2023	$12	$51,910	$831	$(2,748)	$(852)	$160	$49,313

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 25, 2021	$12	$53,379	$(1,682)	$(1,824)	$(587)	$150	$49,448
Net income/(loss) excluding redeemable noncontrolling interest	—	—	776	—	—	4	780
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	12	—	(1)	11
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	67	1	—	(18)	—	50
Balance at March 26, 2022	$12	$52,954	$(905)	$(1,812)	$(605)	$153	$49,797
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	April 1, 2023	March 26, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$837	$781
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	220	220
Amortization of postemployment benefit plans prior service costs/(credits)	(3)	(4)
Divestiture-related license income	(13)	(14)
Equity award compensation expense	31	34
Deferred income tax provision/(benefit)	(3)	23
Postemployment benefit plan contributions	(6)	(7)
Goodwill and intangible asset impairment losses	—	(11)
Nonmonetary currency devaluation	3	4
Loss/(gain) on sale of business	1	1
Other items, net	29	(69)
Changes in current assets and liabilities:
Trade receivables	(151)	(123)
Inventories	(406)	(382)
Accounts payable	(32)	6
Other current assets	(53)	(91)
Other current liabilities	32	118
Net cash provided by/(used for) operating activities	486	486
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(266)	(214)
Payments to acquire business, net of cash acquired	—	(241)
Proceeds from sale of business, net of cash disposed and working capital adjustments	—	(20)
Other investing activities, net	2	6
Net cash provided by/(used for) investing activities	(264)	(469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1)	(9)
Dividends paid	(491)	(490)
Other financing activities, net	53	14
Net cash provided by/(used for) financing activities	(439)	(485)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4	2
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(213)	(466)
Balance at beginning of period	1,041	3,446
Balance at end of period	$828	$2,980
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2023 fiscal year is scheduled to be a 52-week period ending on December 30, 2023, and our 2022 fiscal year was a 53-week period that ended on December 31, 2022.
The condensed consolidated balance sheet data at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These statements should be read in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for interim periods are not necessarily indicative of future or annual results.
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
Held for Sale
At April 1, 2023 and December 31, 2022, we classified certain assets as held for sale in our condensed consolidated balance sheet, primarily relating to land use rights across the globe.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At April 1, 2023, we had restricted cash recorded in other current assets of $1 million and in other non-current assets of $1 million. At December 31, 2022, we had restricted cash recorded in other non-current assets of $1 million. Total cash, cash equivalents, and restricted cash was $828 million at April 1, 2023 and $1,041 million at December 31, 2022.

Note 2. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Note 3. New Accounting Standards
Accounting Standards Adopted in the Current Year
Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations:
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04 to add disclosure requirements relative to supplier financing programs under ASC 405, Liabilities. The guidance requires entities that maintain supplier financing programs to provide information in their financial statements about their use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. Specifically, the amendment requires entities to disclose the key terms of their programs, amounts outstanding, balance sheet presentation, and a rollforward of amounts outstanding during the annual period. Only the amount outstanding at the end of the period is required to be disclosed in interim periods. We adopted this ASU when it became effective in the first quarter of our fiscal year 2023, except for the rollforward requirement, which is effective in fiscal year 2024. The adoption of this ASU did not have a significant impact on our financial statements and related disclosures.
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
We utilized fair values at the Hemmer Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Hemmer Acquisition became final during the first quarter of 2023.

The final purchase price allocation to assets acquired and liabilities assumed in the Hemmer Acquisition was (in millions):

	Initial Allocation(a)	Adjustments	Final Allocation
Cash	$1	$—	$1
Trade receivables	13	—	13
Inventories	17	—	17
Other current assets	2	—	2
Property, plant and equipment, net	14	—	14
Identifiable intangible assets	122	—	122
Other non-current assets	13	4	17
Short-term debt	(9)	—	(9)
Trade payables	(11)	—	(11)
Other current liabilities	(31)	—	(31)
Long-term debt	(11)	—	(11)
Other non-current liabilities	(44)	—	(44)
Net assets acquired	76	4	80
Noncontrolling interest	(16)	—	(16)
Goodwill on acquisition	219	(4)	215
Total consideration	$279	$—	$279
(a)    As reported in Note 4, Acquisitions and Divestitures, to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended June 25, 2022.
The Hemmer Acquisition preliminarily resulted in $219 million of non-tax deductible goodwill relating principally to Hemmer’s long-term experience and large presence operating in emerging markets. In the fourth quarter of 2022, a portion of the goodwill became tax deductible following the merger of Hemmer into our existing legal entity structure. This goodwill was assigned to the Latin America (“LATAM”) reporting unit within our International segment. In the fourth quarter of 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the final amount of goodwill was adjusted to $215 million.
The purchase price allocation to identifiable intangible assets acquired in the Hemmer Acquisition was:

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
The final purchase price allocation to assets acquired and liabilities assumed in the Just Spices Acquisition was (in millions):

Final Allocation
Cash	$2
Trade receivables	4
Inventories	7
Other current assets	9
Property, plant and equipment, net	1
Identifiable intangible assets	172
Other non-current assets	7
Trade payables	(10)
Other current liabilities	(12)
Other non-current liabilities	(54)
Net assets acquired	126
Redeemable noncontrolling interest	(39)
Goodwill on acquisition	156
Total consideration	$243
The Just Spices Acquisition preliminarily resulted in $167 million of non-tax deductible goodwill relating principally to Just Spices’ social media presence. This goodwill was assigned to the Continental Europe reporting unit within our International segment. In 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the final amount of goodwill was adjusted to $156 million.
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
Deal Costs:
We incurred insignificant deal costs for the three months ended April 1, 2023 and the three months ended March 26, 2022 related to our acquisitions and divestitures. We recognized these deal costs in selling, general and administrative expenses (“SG&A”).
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our restructuring activities.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on reducing our overall cost structure and streamlining our organizational design. For the three months ended April 1, 2023, we eliminated approximately 335 positions related to these programs. As of April 1, 2023, we expect to eliminate approximately 100 additional positions during the remainder of 2023, primarily in our International segment. For the three months ended April 1, 2023, restructuring activities resulted in income of $8 million and included $2 million of asset-related costs and a benefit of $10 million in other implementation costs. Restructuring activities resulted in expenses of $19 million for the three months ended March 26, 2022.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 31, 2022	$28	$11	$39
Cash payments	(10)	(1)	(11)
Non-cash utilization	(2)	(1)	(3)
Balance at April 1, 2023	$16	$9	$25
We expect the liability for severance and employee benefit costs as of April 1, 2023 to be paid by the end of 2023. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2024 and 2026.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Severance and employee benefit costs - Cost of products sold	$2	$(3)
Severance and employee benefit costs - SG&A	(4)	13
Severance and employee benefit costs - Other expense/(income)	2	—
Asset-related costs - Cost of products sold	2	4
Other costs - Cost of products sold	2	3
Other costs - SG&A	(12)	2
	$(8)	$19
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended
	April 1, 2023	March 26, 2022
North America	$6	$20
International	(1)	(2)
General corporate expenses	(13)	1
	$(8)	$19

Note 6. Inventories
Inventories consisted of the following (in millions):

	April 1, 2023	December 31, 2022
Packaging and ingredients	$965	$1,032
Spare parts	213	208
Work in process	330	334
Finished products	2,508	2,077
Inventories	$4,016	$3,651
Note 7. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International	Total
Balance at December 31, 2022	$27,685	$3,148	$30,833
Translation adjustments and other	3	52	55
Balance at April 1, 2023	$27,688	$3,200	$30,888
As of April 1, 2023, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $30.9 billion at April 1, 2023. As of their latest impairment test, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $16.4 billion and included Taste, Meals, and Away From Home (“TMA”), Canada and North America Coffee (“CNAC”), and Continental Europe; and our reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $14.5 billion and included Fresh, Beverages, and Desserts (“FBD”), Northern Europe, Asia, and LATAM.
Accumulated impairment losses to goodwill were $11.3 billion as of April 1, 2023 and December 31, 2022.
No events occurred during the three months ended April 1, 2023 or the three months ended March 26, 2022 that indicated it was more likely than not that our goodwill was impaired.
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
Our reporting units that were impaired in 2022 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, reporting units that have 20% or less excess fair value over carrying amount as of their latest impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of their latest impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 31, 2022	$38,552
Translation adjustments and other	68
Balance at April 1, 2023	$38,620

Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.6 billion at April 1, 2023. As of their latest impairment test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $16.6 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $2.5 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $19.4 billion.
No events occurred during the three months ended April 1, 2023 or the three months ended March 26, 2022 that indicated it was more likely than not that any brand was impaired.
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
Our brands that were impaired in 2022 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of their latest impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of their latest impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	April 1, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,225	$(672)	$1,553	$2,223	$(649)	$1,574
Customer-related assets	3,698	(1,216)	2,482	3,690	(1,177)	2,513
Other	14	(4)	10	13	(3)	10
	$5,937	$(1,892)	$4,045	$5,926	$(1,829)	$4,097
Amortization expense for definite-lived intangible assets was $62 million for the three months ended April 1, 2023 and $64 million for the three months ended March 26, 2022. Aside from amortization expense, the change in definite-lived intangible assets from December 31, 2022 to April 1, 2023 primarily reflects the impact of foreign currency.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $250 million in 2023 and each of the following five years.
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
Our effective tax rate for the three months ended April 1, 2023 was an expense of 20.3% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions.

Our effective tax rate for the three months ended March 26, 2022 was an expense of 19.6% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, primarily the reversal of uncertain tax position reserves in certain foreign jurisdictions. The year over year increase was due primarily to the impact of changes in uncertain tax position reserves.
Other Income Tax Matters:
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2018 and 2019. We are continuing to respond to Information Document Requests. We received a draft economist report and expect to receive a Notice of Proposed Adjustment relating to transfer pricing with our foreign subsidiaries asserting that our U.S. taxable income should have been higher in 2018 and 2019, which would result in additional U.S. tax expense for 2018 and 2019 plus interest and potential penalties. We strongly disagree with the IRS’s suggested position, believe that our tax positions are properly supported, and intend to vigorously contest the position taken by the IRS and pursue all available administrative and judicial remedies. We continue to maintain our operating model and believe our income tax reserves are appropriate for all open tax years and that final adjudication of this matter will not have a material impact on our results of operations and cash flows. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and potential penalties, our results of operations and cash flows could be materially affected.
On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. We are currently evaluating the law and do not expect the Inflation Reduction Act to have a significant impact on our financial statements, including our annual estimated effective tax rate.
Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 31, 2022	9,559,063	$46.80
Granted	794,301	38.40
Forfeited	(200,449)	56.49
Exercised	(1,161,560)	35.58
Outstanding at April 1, 2023	8,991,355	47.29
The aggregate intrinsic value of stock options exercised during the period was insignificant for the three months ended April 1, 2023.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	9,330,718	$34.36
Granted	2,319,570	38.42
Forfeited	(78,684)	36.27
Vested	(1,576,924)	35.32
Outstanding at April 1, 2023	9,994,680	35.13
The aggregate fair value of RSUs that vested during the period was $61 million for the three months ended April 1, 2023.

Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	4,018,654	$32.15
Granted	2,234,387	33.33
Forfeited	(47,673)	34.35
Vested	(47,948)	22.25
Outstanding at April 1, 2023	6,157,420	32.48
The aggregate fair value of PSUs that vested during the period was insignificant for the three months ended April 1, 2023.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our postemployment-related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	April 1, 2023	March 26, 2022	April 1, 2023	March 26, 2022
Service cost	$—	$1	$2	$4
Interest cost	36	24	15	10
Expected return on plan assets	(49)	(48)	(21)	(19)
Amortization of unrecognized losses/(gains)	—	—	4	—
Special/contractual termination benefits	—	—	2	—
Net pension cost/(benefit)	$(13)	$(23)	$2	$(5)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $3 million during the three months ended April 1, 2023 and plan to make further contributions of approximately $7 million during the remainder of 2023. We did not contribute to our U.S. pension plans during the three months ended April 1, 2023 and do not plan to make contributions during the remainder of 2023. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2023. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Service cost	$1	$1
Interest cost	9	5
Expected return on plan assets	(14)	(14)
Amortization of prior service costs/(credits)	(3)	(4)
Amortization of unrecognized losses/(gains)	(4)	(4)
Net postretirement cost/(benefit)	$(11)	$(16)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the three months ended April 1, 2023, we contributed $3 million to our postretirement benefit plans. We plan to make further contributions of approximately $9 million to our postretirement benefit plans during the remainder of 2023. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2023. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	April 1, 2023	December 31, 2022
Commodity contracts	$1,043	$1,166
Foreign exchange contracts	2,931	3,139
Cross-currency contracts	6,336	6,336
Interest rate contracts	400	—

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	April 1, 2023
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$30	$13	$30	$13
Cross-currency contracts(b)	—	—	231	182	231	182
Interest rate contracts(c)	—	—	—	3	—	3
Derivatives not designated as hedging instruments:
Commodity contracts(d)	26	81	6	4	32	85
Foreign exchange contracts(a)	—	—	22	23	22	23
Total fair value	$26	$81	$289	$225	$315	$306
(a)    At April 1, 2023, the fair value of our derivative assets was recorded in other current assets ($50 million) and other non-current assets ($2 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($34 million) and other non-current liabilities ($2 million).
(b)    At April 1, 2023, the fair value of our derivative assets was recorded in other current assets ($125 million) and other non-current assets ($106 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($57 million) and other non-current liabilities ($125 million).
(c)     At April 1, 2023, the fair value of our derivative liabilities was recorded in other current liabilities.
(d)     At April 1, 2023, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $203 million at April 1, 2023 and $222 million at December 31, 2022. We had posted collateral related to commodity derivative margin requirements of $72 million at April 1, 2023 and $43 million at December 31, 2022, which were included in prepaid expenses on our condensed consolidated balance sheets.
Level 1 financial assets and liabilities consist of commodity future and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.

Level 2 financial assets and liabilities consist of commodity swaps, foreign exchange forwards, options, and swaps, cross-currency swaps, and treasury lock agreements. Commodity swaps are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign exchange forwards and swaps are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Foreign exchange options are valued using an income approach based on a Black-Scholes-Merton formula. This formula uses present value techniques and reflects the time value and intrinsic value based on observable market rates. Cross-currency swaps are valued based on observable market spot and swap rates. Treasury lock agreements are valued based on forward U.S. Treasury interest rates.
We did not have any Level 3 financial assets or liabilities in any period presented.
Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
Net Investment Hedging:
At April 1, 2023, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €650 million and £400 million; and
•Cross-currency contracts with notional amounts of C$1.4 billion ($1.0 billion), €1.9 billion ($2.1 billion), JPY9.6 billion ($67 million), and CNH500 million ($68 million)
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At April 1, 2023, we had euro intercompany loans with an aggregate notional amount of $108 million designated as net investment hedges.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.
Cash Flow Hedge Coverage:
At April 1, 2023, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years, cross-currency contracts designated as cash flow hedges for periods not exceeding the next six years, and interest rate contracts designated as cash flow hedges for periods not exceeding two months.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at April 1, 2023 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of unrealized gains during the next 12 months on foreign currency cash flow hedges to be approximately $20 million and on cross-currency cash flow hedges to be insignificant. Additionally, we expect transfers to net income/(loss) of unrealized losses on interest rate cash flow hedges during the next 12 months to be insignificant.
Acquisition Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. For the three months ended March 26, 2022, the related derivative gains were $38 million, which were recorded within other expense/(income). These gains were classified as other losses/(gains) related to acquisitions and divestitures. These derivative contracts settled in our second quarter of 2022. See Note 4, Acquisitions and Divestitures, for additional information related to the Hemmer Acquisition.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments		Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended
	April 1, 2023	March 26, 2022
Cash flow hedges:
Foreign exchange contracts	$(4)	$(9)	Cost of products sold
Foreign exchange contracts (excluded component)	(2)	—	Cost of products sold
Cross-currency contracts	(1)	(31)	Other expense/(income)
Cross-currency contracts (excluded component)	6	8	Other expense/(income)
Cross-currency contracts	(6)	(7)	Interest expense
Interest rate contracts	(3)	—	Interest expense
Net investment hedges:
Foreign exchange contracts	1	(1)	Other expense/(income)
Cross-currency contracts	(12)	35	Other expense/(income)
Cross-currency contracts (excluded component)	8	11	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(13)	$6
Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	April 1, 2023			March 26, 2022
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,376	$227	$(35)	$4,114	$242	$(98)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$10	$—	$—	$(6)	$—	$—
Foreign exchange contracts (excluded component)	(3)	—	—	(1)	—	—
Cross-currency contracts	—	(6)	14	—	(7)	(35)
Cross-currency contracts (excluded component)	—	—	6	—	—	8
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	—	—	1	—
Cross-currency contracts (excluded component)	—	8	—	—	9	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(47)	—	—	139	—	—
Foreign exchange contracts	—	—	(12)	—	—	38
Total gains/(losses) recognized in statements of income	$(40)	$2	$8	$132	$3	$11
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $20 million for the three months ended April 1, 2023 and pre-tax gains of $32 million for the three months ended March 26, 2022. These amounts were recognized in other comprehensive income/(loss).

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 31, 2022	$(2,845)	$(30)	$65	$(2,810)
Foreign currency translation adjustments	115	—	—	115
Net deferred gains/(losses) on net investment hedges	(24)	—	—	(24)
Amounts excluded from the effectiveness assessment of net investment hedges	6	—	—	6
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	—	—	(6)
Net deferred gains/(losses) on cash flow hedges	—	—	(15)	(15)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	4	4
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(16)	(16)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(2)	—	(2)
Total other comprehensive income/(loss)	91	(2)	(27)	62
Balance as of April 1, 2023	$(2,754)	$(32)	$38	$(2,748)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	April 1, 2023			March 26, 2022
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$115	$—	$115	$(32)	$—	$(32)
Net deferred gains/(losses) on net investment hedges	(31)	7	(24)	66	(14)	52
Amounts excluded from the effectiveness assessment of net investment hedges	8	(2)	6	11	(2)	9
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	2	(6)	(10)	2	(8)
Net deferred gains/(losses) on cash flow hedges	(14)	(1)	(15)	(47)	13	(34)
Amounts excluded from the effectiveness assessment of cash flow hedges	4	—	4	8	(1)	7
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(21)	5	(16)	41	(19)	22
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(3)	1	(2)	(8)	4	(4)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)		Affected Line Item in the Statements of Income
	For the Three Months Ended
	April 1, 2023	March 26, 2022
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$(1)	Interest expense
Cross-currency contracts(a)	(8)	(9)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	(7)	7	Cost of products sold
Cross-currency contracts(b)	(20)	27	Other expense/(income)
Cross-currency contracts(b)	6	7	Interest expense
Losses/(gains) on hedges before income taxes	(29)	31
Losses/(gains) on hedges, income taxes	7	(17)
Losses/(gains) on hedges	$(22)	$14
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(c)	$—	$(4)
Amortization of prior service costs/(credits)(c)	(3)	(4)
Losses/(gains) on postemployment benefits before income taxes	(3)	(8)
Losses/(gains) on postemployment benefits, income taxes	1	4
Losses/(gains) on postemployment benefits	$(2)	$(4)
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
Note 13. Financing Arrangements
Product Financing Arrangements:
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $71 million at April 1, 2023 and approximately $87 million at December 31, 2022 on our condensed consolidated balance sheets related to these arrangements.
Transfers of Financial Assets:
Since 2020, we have had a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. Receivables sold under this accounts receivable factoring program were approximately $100 million during the three months ended April 1, 2023, with $100 million outstanding as of April 1, 2023. The incremental costs of factoring receivables under this arrangement were insignificant for the three months ended April 1, 2023. No receivables were sold under this accounts receivable factoring program during the three months ended March 26, 2022, and there was an insignificant amount outstanding as of December 31, 2022. The proceeds from the sales of receivables are included in cash flows from operating activities on the condensed consolidated statement of cash flows. As collecting agent on the sold receivables, we had $68 million of cash collected that was not yet remitted to the third party financial institutions as of April 1, 2023. This obligation is reported within other current liabilities on the condensed consolidated balance sheet as of April 1, 2023 and within cash flows from financing activities on the condensed consolidated statement of cash flows for the three months ended April 1, 2023. As of December 31, 2022, we had an insignificant amount of cash collected and not yet remitted to the bank.

Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from zero to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We pledged no assets in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $866 million at April 1, 2023 and $1.1 billion at December 31, 2022. The amounts were included in trade payables on our condensed consolidated balance sheets.
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
Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated amended class action complaint, which was filed on August 14, 2020 and also names 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, Company documents, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. In February 2023, the parties to the litigation reached a preliminary settlement agreement. Based upon our current estimate for the ultimate resolution of this matter, in the fourth quarter of 2022, we recorded a net expense of $210 million within SG&A in our consolidated statements of income. This expense contemplates the Company’s estimated liability after insurance recoveries and contributions from other defendants. The Company’s estimated liability and the insurance recoveries are reflected in current liabilities and current assets on the condensed consolidated balance sheets at December 31, 2022 and April 1, 2023. While it is possible that the ultimate amount of our liability in connection with this settlement could be different than the amount accrued, we believe that any difference between that ultimate liability and the amount already accrued will not have a material impact on our financial condition, results of operations, or cash flows. Any eventual final settlement agreement will be subject to approval by the United States District Court for the Northern District of Illinois.
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are also named as defendants in a stockholder derivative action, In re Kraft Heinz Shareholder Derivative Litigation, which had been previously consolidated in the United States District Court for the Western District of Pennsylvania, and is now pending in the United States District Court for the Northern District of Illinois. The court appointed lead plaintiffs and plaintiffs’ counsel on October 21, 2021, and lead plaintiffs filed a consolidated amended complaint on November 22, 2021. The consolidated amended complaint asserts state law claims for alleged breaches of fiduciary duties and unjust enrichment, as well as federal claims for contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements and SEC filings, and for implementing cost cutting measures that allegedly damaged the Company. The plaintiffs seek damages in an unspecified amount, attorneys’ fees, and other relief. The defendants filed a motion to dismiss the consolidated amended complaint, which motion the court granted, without prejudice, on March 31, 2023. The court granted plaintiffs leave to file any consolidated second amended complaint on or before May 1, 2023, which deadline the parties have agreed to extend to May 31, 2023.

Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are named as defendants in two stockholder derivative actions pending in the Delaware Court of Chancery, Datnoff, et al. v. Behring, et al., which was filed on May 6, 2022, and Felicetti, et al. v. Behring, et al., which was filed on March 6, 2023. The complaints allege state law claims and contend that the Company’s Board of Directors wrongfully refused plaintiffs’ demands to pursue legal action against the named defendants. Specifically, the complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets. The complaints further allege that the 3G Entities and certain of the Company’s current and former officers and directors breached their fiduciary duties by engaging in insider trading and misappropriating the Company’s material, non-public information, or aided and abetted such alleged breaches of fiduciary duty. The complaints seek relief against the defendants, principally in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs.
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
Borrowing Arrangements:
See Note 16, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for information on our borrowing arrangements.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of April 1, 2023.
Debt Repayments:
In March 2022, we repaid $6 million aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At April 1, 2023, the aggregate fair value of our total debt was $19.4 billion as compared with a carrying value of $20.1 billion. At December 31, 2022, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $20.1 billion. Our short-term debt had a carrying value that approximated its fair value at April 1, 2023 and December 31, 2022. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended
	April 1, 2023	March 26, 2022
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$836	$776
Weighted average shares of common stock outstanding	1,226	1,225
Net earnings/(loss)	$0.68	$0.63
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$836	$776
Weighted average shares of common stock outstanding	1,226	1,225
Effect of dilutive equity awards	8	9
Weighted average shares of common stock outstanding, including dilutive effect	1,234	1,234
Net earnings/(loss)	$0.68	$0.63

We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 7 million for the three months ended April 1, 2023 and 8 million for the three months ended March 26, 2022.
Note 16. Segment Reporting
We manage and report our operating results through two reportable segments defined by geographic region: North America and International.
Management evaluates segment performance based on several factors, including net sales and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of divestiture-related license income, restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management also uses Segment Adjusted EBITDA to allocate resources.
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Net sales:
North America	$4,885	$4,601
International	1,604	1,444
Total net sales	$6,489	$6,045
Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Segment Adjusted EBITDA:
North America	$1,333	$1,173
International	255	242
General corporate expenses	(108)	(73)
Depreciation and amortization (excluding restructuring activities)	(217)	(217)
Divestiture-related license income	13	14
Restructuring activities	10	(19)
Deal costs	—	(8)
Unrealized gains/(losses) on commodity hedges	(11)	92
Impairment losses	—	(55)
Certain non-ordinary course legal and regulatory matters	(1)	—
Equity award compensation expense	(31)	(34)
Operating income/(loss)	1,243	1,115
Interest expense	227	242
Other expense/(income)	(35)	(98)
Income/(loss) before income taxes	$1,051	$971

Net sales by platform were (in millions):

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Taste Elevation	$2,142	$1,830
Fast Fresh Meals	1,373	1,358
Easy Meals Made Better	1,341	1,238
Real Food Snacking	295	315
Flavorful Hydration	490	455
Easy Indulgent Desserts	224	217
Other	624	632
Total net sales	$6,489	$6,045
Net sales by product category were (in millions):

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Condiments and sauces	$2,169	$1,827
Cheese and dairy	917	885
Ambient foods	749	722
Frozen and chilled foods	719	674
Meats and seafood	595	628
Refreshment beverages	489	456
Coffee	220	214
Infant and nutrition	93	104
Desserts, toppings, and baking	259	246
Other	279	289
Total net sales	$6,489	$6,045
Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Amortization of postemployment benefit plans prior service costs/(credits)	$(3)	$(4)
Net pension and postretirement non-service cost/(benefit)(a)	(22)	(46)
Loss/(gain) on sale of business	1	1
Interest income	(6)	(5)
Foreign exchange losses/(gains)	6	(32)
Derivative losses/(gains)	(8)	(11)
Other miscellaneous expense/(income)	(3)	(1)
Other expense/(income)	$(35)	$(98)
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

Other expense/(income) was $35 million of income for the three months ended April 1, 2023 compared to $98 million of income for the three months ended March 26, 2022. This change was primarily driven by a $6 million net foreign exchange loss in the first quarter of 2023 compared to a $32 million net foreign exchange gain in the first quarter of 2022 and a $24 million decrease in non-cash net pension and postretirement non-service benefits compared to the prior year period.

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
See Note 16, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Acquisitions and Divestitures:
We completed the Hemmer Acquisition in the second quarter of 2022 and the Just Spices Acquisition in the first quarter of 2022, both in our International segment. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on our acquisition and divestiture activities.
Conflict Between Russia and Ukraine:
For the three months ended April 1, 2023 and the year ended December 31, 2022, approximately 1% of consolidated net sales, net income/(loss), and Adjusted EBITDA were generated from our business in Russia. As of April 1, 2023, we had approximately 1,100 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. Further, due to overall market demand, inflationary pressures, and, in part, to the negative impact of the conflict between Russia and Ukraine on the global economy, we have experienced cost increases globally for certain commodities, including soybean and vegetable oils, energy, and sweeteners, as compared to the prior year period. We will continue to monitor the impact that this conflict has on our business; however, through the first quarter of 2023, the conflict between Russia and Ukraine did not have a material impact on our financial condition, results of operations, or cash flows.
Items Affecting Comparability of Financial Results
Inflation and Supply Chain Impacts:
During the three months ended April 1, 2023, we continued to experience increasing commodity costs and supply chain costs, including procurement and manufacturing costs, largely due to inflationary pressures, as compared to the prior year period. We expect inflation to remain elevated through 2023, moderating in the second half of the year, but to be lower than we experienced in 2022. While these costs have a negative impact on our results of operations, we are currently taking measures to mitigate, and expect to continue to take measures to mitigate, the impact of this inflation through pricing actions and efficiency gains. However, there has been, and we expect that there could continue to be, a difference between the timing of when these mitigative actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted, and could continue to negatively impact, our market share.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended
	April 1, 2023	March 26, 2022	% Change
	(in millions, except per share data)
Net sales	$6,489	$6,045	7.3%
Operating income/(loss)	1,243	1,115	11.4%
Net income/(loss)	837	781	7.1%
Net income/(loss) attributable to common shareholders	836	776	7.7%
Diluted EPS	0.68	0.63	7.9%
Net Sales:

	For the Three Months Ended
	April 1, 2023	March 26, 2022	% Change
	(in millions)
Net sales	$6,489	$6,045	7.3%
Organic Net Sales(a)	6,567	6,004	9.4%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2023 Compared to the Three Months Ended March 26, 2022:
Net sales increased 7.3% to $6.5 billion for the three months ended April 1, 2023 compared to $6.0 billion for the three months ended March 26, 2022, including the unfavorable impact of foreign currency (2.1 pp). The impact of acquisitions and divestitures was flat year over year. Organic Net Sales increased 9.4% to $6.6 billion for the three months ended April 1, 2023 compared to $6.0 billion for the three months ended March 26, 2022, primarily driven by higher pricing (14.7 pp), which more than offset unfavorable volume/mix (5.3 pp). Pricing was higher in both segments, while volume/mix was unfavorable in both segments.
Net Income/(Loss):

	For the Three Months Ended
	April 1, 2023	March 26, 2022	% Change
	(in millions)
Operating income/(loss)	$1,243	$1,115	11.4%
Net income/(loss)	837	781	7.1%
Net income/(loss) attributable to common shareholders	836	776	7.7%
Adjusted EBITDA(a)	1,480	1,342	10.3%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2023 Compared to the Three Months Ended March 26, 2022:
Operating income/(loss) increased 11.4% to $1.2 billion for the three months ended April 1, 2023 compared to $1.1 billion for the three months ended March 26, 2022, primarily driven by higher pricing, efficiency gains, and prior year non-cash impairment losses. These increases to operating income/(loss) more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs; unfavorable volume/mix; higher commodity costs (mainly in soybean and vegetable oils, energy, and sweeteners); unrealized losses on commodity hedges in the current year period compared to unrealized gains on commodity hedges in the prior year period; higher general corporate expenses; the unfavorable impact of Cyclone Gabrielle in New Zealand in the first quarter of 2023; and the unfavorable impact of foreign currency.

Net income/(loss) increased 7.1% to income of $837 million for the three months ended April 1, 2023 compared to $781 million for the three months ended March 26, 2022. This increase was driven by the operating income/(loss) factors discussed above and lower interest expense, which more than offset unfavorable changes in other expense/(income) and higher tax expense.
•Interest expense was $227 million for the three months ended April 1, 2023 compared to $242 million for the three months ended March 26, 2022. This decrease was primarily due to our 2022 senior note repurchases and repayments, which reduced our aggregate principal amount of senior notes by approximately $1.5 billion.
•Other expense/(income) was $35 million of income for the three months ended April 1, 2023 compared to $98 million of income for the three months ended March 26, 2022. This change was primarily driven by a $6 million net foreign exchange loss in the first quarter of 2023 compared to a $32 million net foreign exchange gain in the first quarter of 2022 and a $24 million decrease in non-cash net pension and postretirement non-service benefits compared to the prior year period.
•Our effective tax rate for the three months ended April 1, 2023 was an expense of 20.3% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended March 26, 2022 was an expense of 19.6% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions and the impact of certain net discrete items, primarily the reversal of uncertain tax position reserves in certain foreign jurisdictions. The year over year increase was due primarily to the impact of changes in uncertain tax position reserves.
Adjusted EBITDA increased 10.3% to $1.5 billion for the three months ended April 1, 2023 compared to $1.3 billion for the three months ended March 26, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs; unfavorable volume/mix; higher commodity costs (mainly in soybean and vegetable oils, energy, and sweeteners); higher general corporate expenses; the unfavorable impact of foreign currency (1.6 pp); and the unfavorable impact of Cyclone Gabrielle in New Zealand in the first quarter of 2023.
Diluted EPS:

	For the Three Months Ended
	April 1, 2023	March 26, 2022	% Change
Diluted EPS	$0.68	$0.63	7.9%
Adjusted EPS(a)	0.68	0.60	13.3%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2023 Compared to the Three Months Ended March 26, 2022:
Diluted EPS increased 7.9% to $0.68 for the three months ended April 1, 2023 compared to $0.63 for the three months ended March 26, 2022, primarily driven by the net income/(loss) factors discussed above.

	For the Three Months Ended
	April 1, 2023	March 26, 2022	$ Change	% Change
Diluted EPS	$0.68	$0.63	$0.05	7.9%
Restructuring activities	(0.01)	0.01	(0.02)
Unrealized losses/(gains) on commodity hedges	0.01	(0.05)	0.06
Impairment losses	—	0.03	(0.03)
Other losses/(gains) related to acquisitions and divestitures	—	(0.02)	0.02
Adjusted EPS(a)	$0.68	$0.60	$0.08	13.3%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.09
Interest expense			0.01
Other expense/(income)			(0.01)
Effective tax rate			(0.01)
			$0.08
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Adjusted EPS increased 13.3% to $0.68 for the three months ended April 1, 2023 compared to $0.60 for the three months ended March 26, 2022. This increase was primarily driven by higher Adjusted EBITDA and lower interest expense, which more than offset unfavorable changes in other expense/(income) and higher taxes on adjusted earnings.
Results of Operations by Segment
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of divestiture-related license income, restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities). Segment Adjusted EBITDA is a tool that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management also uses Segment Adjusted EBITDA to allocate resources.
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our condensed consolidated statement of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our condensed consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, for additional information. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela, Argentina, and Turkey, which are all in our International segment.
Net Sales:

	For the Three Months Ended
	April 1, 2023	March 26, 2022
	(in millions)
Net sales:
North America	$4,885	$4,601
International	1,604	1,444
Total net sales	$6,489	$6,045
Organic Net Sales:

	For the Three Months Ended
	April 1, 2023	March 26, 2022
	(in millions)
Organic Net Sales(a):
North America	$4,911	$4,601
International	1,656	1,403
Total Organic Net Sales	$6,567	$6,004
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three months ended April 1, 2023 compared to the three months ended March 26, 2022 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	6.2%	(0.5) pp	0.0 pp	6.7%	13.2 pp	(6.5) pp
International	11.1%	(6.7) pp	(0.3) pp	18.1%	19.3 pp	(1.2) pp
Kraft Heinz	7.3%	(2.1) pp	0.0 pp	9.4%	14.7 pp	(5.3) pp

Adjusted EBITDA:

	For the Three Months Ended
	April 1, 2023	March 26, 2022
	(in millions)
Segment Adjusted EBITDA:
North America	$1,333	$1,173
International	255	242
General corporate expenses	(108)	(73)
Depreciation and amortization (excluding restructuring activities)	(217)	(217)
Divestiture-related license income	13	14
Restructuring activities	10	(19)
Deal costs	—	(8)
Unrealized gains/(losses) on commodity hedges	(11)	92
Impairment losses	—	(55)
Certain non-ordinary course legal and regulatory matters	(1)	—
Equity award compensation expense	(31)	(34)
Operating income/(loss)	1,243	1,115
Interest expense	227	242
Other expense/(income)	(35)	(98)
Income/(loss) before income taxes	$1,051	$971
North America:

	For the Three Months Ended
	April 1, 2023	March 26, 2022	% Change
	(in millions)
Net sales	$4,885	$4,601	6.2%
Organic Net Sales(a)	4,911	4,601	6.7%
Segment Adjusted EBITDA	1,333	1,173	13.7%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2023 Compared to the Three Months Ended March 26, 2022:
Net sales increased 6.2% to $4.9 billion for the three months ended April 1, 2023 compared to $4.6 billion for the three months ended March 26, 2022, including the unfavorable impact of foreign currency (0.5 pp). Organic Net Sales increased 6.7% to $4.9 billion for the three months ended April 1, 2023 compared to $4.6 billion for the three months ended March 26, 2022, driven by higher pricing (13.2 pp), which more than offset unfavorable volume/mix (6.5 pp). Higher pricing was primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in cheese, meat, refrigerated meal combinations, and ready-to-drink beverages.
Segment Adjusted EBITDA increased 13.7% to $1.3 billion for the three months ended April 1, 2023 compared to $1.2 billion for the three months ended March 26, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs; unfavorable volume/mix; and higher commodity costs (mainly in soybean and vegetable oils and energy).

International:

	For the Three Months Ended
	April 1, 2023	March 26, 2022	% Change
	(in millions)
Net sales	$1,604	$1,444	11.1%
Organic Net Sales(a)	1,656	1,403	18.1%
Segment Adjusted EBITDA	255	242	5.3%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended April 1, 2023 Compared to the Three Months Ended March 26, 2022:
Net sales increased 11.1% to $1.6 billion for the three months ended April 1, 2023 compared to $1.4 billion for the three months ended March 26, 2022, including the unfavorable impacts of foreign currency (6.7 pp) and acquisitions and divestitures (0.3 pp). Organic Net Sales increased 18.1% to $1.7 billion for the three months ended April 1, 2023 compared to $1.4 billion for the three months ended March 26, 2022, driven by higher pricing (19.3 pp), which more than offset unfavorable volume/mix (1.2 pp). Higher pricing included increases across markets primarily to mitigate rising input costs. Unfavorable volume/mix was primarily due to declines in meals and condiments and sauces in the United Kingdom, declines across categories in Australia, New Zealand, and Russia, and declines in infant nutrition in Italy, which more than offset growth in foodservice.
Segment Adjusted EBITDA increased 5.3% to $255 million for the three months ended April 1, 2023 compared to $242 million for the three months ended March 26, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs; higher commodity costs (mainly in sweeteners and soybean and vegetable oils); unfavorable volume/mix; the unfavorable impact of Cyclone Gabrielle in New Zealand in the first quarter of 2023; and the unfavorable impact of foreign currency (7.4 pp).
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
Cash Flow Activity for the Three Months Ended April 1, 2023 Compared to the Three Months Ended March 26, 2022:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $486 million for the three months ended April 1, 2023 compared to $486 million for the three months ended March 26, 2022, as higher Adjusted EBITDA and lower cash outflows for variable compensation in the 2023 period compared to the 2022 period were offset by cash collateral related to our commodity derivative margin requirements, higher cash outflows in accounts payable, unfavorable changes in trade receivables, and higher cash outflows for inventories.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $264 million for the three months ended April 1, 2023 compared to $469 million for the three months ended March 26, 2022. This change was primarily driven by payments for the Just Spices Acquisition in 2022, which more than exceeded higher capital expenditures in the current year period. We expect 2023 capital expenditures to be approximately $1.1 billion as compared to 2022 capital expenditures of $916 million. Our 2023 capital expenditures are expected to be primarily driven by capital investments for capacity expansion, maintenance, cost improvement and innovation projects, and technology.

Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $439 million for the three months ended April 1, 2023 compared to $485 million for the three months ended March 26, 2022. This change was primarily due to cash collected in the first quarter of 2023 with respect to our role as collecting agent, under the terms of our accounts receivable factoring program, which had not yet been remitted to the third party financial institution as of April 1, 2023, partially offset by lower cash inflows from short-term borrowing activities. See Note 13, Financing Arrangements, for additional information on our accounts receivable factoring program.
Cash Held by International Subsidiaries:
Of the $826 million cash and cash equivalents on our condensed consolidated balance sheet at April 1, 2023, $600 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2023 accumulated earnings of certain international subsidiaries is approximately $60 million.
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $10 million on approximately $90 million of historic earnings at April 1, 2023 and at December 31, 2022. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We estimate that the amounts outstanding under these programs were $866 million at April 1, 2023 and $1.1 billion at December 31, 2022. See Note 13, Financing Arrangements, in Item 1, Financial Statement, for additional information on our trade payables programs.
Borrowing Arrangements:
As of the date of this filing, our long-term debt is rated BBB by S&P Global Ratings (“S&P”) and Fitch Ratings (“Fitch”) and Baa2 by Moody’s Investor Services, Inc. (“Moody’s”), with a stable outlook from all three ratings agencies. Our long-term credit rating was upgraded from BBB- to BBB by Fitch in November 2022 and by S&P in February 2023. Moody’s upgraded our long-term debt credit rating from Baa3 to Baa2 in February 2023.
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at April 1, 2023, at December 31, 2022, or during the three months ended April 1, 2023.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2027. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at April 1, 2023 or December 31, 2022, or on either the Senior Credit Facility or our previous credit facility during the three months ended April 1, 2023 or March 26, 2022.
Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of April 1, 2023.
Long-Term Debt:
Our long-term debt, including the current portion, was $20.1 billion at April 1, 2023 and December 31, 2022.
We have aggregate principal amounts of senior notes of approximately 750 million euros maturing in June 2023.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of April 1, 2023.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our borrowing arrangements and long-term debt.

Equity and Dividends:
We paid dividends on our common stock of $491 million for the three months ended April 1, 2023 and $490 million for the three months ended March 26, 2022. Additionally, in the second quarter of 2023, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on June 30, 2023 to stockholders of record on June 6, 2023.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Aggregate Contractual Obligations:
There were no material changes to our aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary (the “Guarantee”). See Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional descriptions of these guarantees.
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
Certain amounts in the supplemental guarantor summarized balance sheets as of December 31, 2022 have been adjusted to correct a presentation error related to intercompany balances. The adjustments decreased current assets due from affiliates, non-current assets due from affiliates, and current liabilities due to affiliates. There was no change to the supplemental guarantor summarized statement of income, and these disclosure corrections had no effect on our condensed consolidated financial statements. We concluded that these items were not material.

Summarized Statement of Income

For the Three Months Ended
April 1, 2023
Net sales	$4,212
Gross profit(a)	1,508
Intercompany service fees and other recharges	1,028
Operating income/(loss)	272
Equity in earnings/(losses) of subsidiaries	802
Net income/(loss)	836
Net income/(loss) attributable to common shareholders	836
(a)    For the three months ended April 1, 2023, the Obligor Group recorded $91 million of net sales to the non-guarantor subsidiaries and $11 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	April 1, 2023	December 31, 2022
ASSETS
Current assets	$4,291	$4,218
Current assets due from affiliates(a)	759	645
Non-current assets	5,473	5,445
Goodwill	8,823	8,823
Intangible assets, net	2,078	2,102
Non-current assets due from affiliates(b)	—	—
LIABILITIES
Current liabilities	$4,887	$4,926
Current liabilities due to affiliates(a)	993	920
Non-current liabilities	21,417	21,372
Non-current liabilities due to affiliates(b)	593	591
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
During the three months ended April 1, 2023, we experienced higher commodity costs as compared to the prior year period, primarily for soybean and vegetable oils, energy (including diesel fuel, electricity, and natural gas), and sweeteners, which more than offset lower commodity costs for meat. These increased commodity costs were primarily driven by overall market demand, inflationary pressures, and, in part, by the negative impact of the conflict between Russia and Ukraine on the global economy. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on how we manage commodity costs.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our other critical accounting estimates and assumptions.
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
Adjusted EBITDA is defined as net income/(loss) from continuing operations before interest expense, other expense/(income), provision for/(benefit from) income taxes, and depreciation and amortization (excluding restructuring activities); in addition to these adjustments, we exclude, when they occur, the impacts of divestiture-related license income, restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, certain non-ordinary course legal and regulatory matters, and equity award compensation expense (excluding restructuring activities).
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended April 1, 2023
North America	$4,885	$(26)	$—	$4,911
International	1,604	(78)	26	1,656
Kraft Heinz	$6,489	$(104)	$26	$6,567

Three Months Ended March 26, 2022
North America	$4,601	$—	$—	$4,601
International	1,444	16	25	1,403
Kraft Heinz	$6,045	$16	$25	$6,004

Year-over-year growth rates
North America	6.2%	(0.5) pp	0.0 pp	6.7%	13.2 pp	(6.5) pp
International	11.1%	(6.7) pp	(0.3) pp	18.1%	19.3 pp	(1.2) pp
Kraft Heinz	7.3%	(2.1) pp	0.0 pp	9.4%	14.7 pp	(5.3) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Net income/(loss)	$837	$781
Interest expense	227	242
Other expense/(income)	(35)	(98)
Provision for/(benefit from) income taxes	214	190
Operating income/(loss)	1,243	1,115
Depreciation and amortization (excluding restructuring activities)	217	217
Divestiture-related license income	(13)	(14)
Restructuring activities	(10)	19
Deal costs	—	8
Unrealized losses/(gains) on commodity hedges	11	(92)
Impairment losses	—	55
Certain non-ordinary course legal and regulatory matters	1	—
Equity award compensation expense	31	34
Adjusted EBITDA	$1,480	$1,342

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Diluted EPS	$0.68	$0.63
Restructuring activities(a)	(0.01)	0.01
Unrealized losses/(gains) on commodity hedges(b)	0.01	(0.05)
Impairment losses(c)	—	0.03
Other losses/(gains) related to acquisitions and divestitures(d)	—	(0.02)
Adjusted EPS	$0.68	$0.60
(a)    Gross expenses/(income) included in restructuring activities were income of $8 million ($7 million after-tax) for the three months ended April 1, 2023 and expenses of $19 million ($14 million after tax) for the three months ended March 26, 2022 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $6 million for the three months ended April 1, 2023 and $4 million for the three months ended March 26, 2022; and
•SG&A included income of $16 million for the three months ended April 1, 2023 and expenses of $15 million for the three months ended March 26, 2022.
•Other expense/(income) included expenses of $2 million for the three months ended April 1, 2023.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $11 million ($9 million after-tax) for the three months ended April 1, 2023 and income of $92 million ($69 million after-tax) for the three months ended March 26, 2022 and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Income related to goodwill impairment of $11 million ($11 million after-tax) for the three months ended March 26, 2022, which were recorded in SG&A;
•Property, plant and equipment, net asset impairment losses of $66 million ($50 million after-tax) for the three months ended March 26, 2022, which were recorded in cost of products sold.
(d)    Gross expenses/(income) included in other losses/(gains) related to acquisitions and divestitures were income of $38 million ($29 million after-tax) for the three months ended March 26, 2022 and were recorded in other expense/(income).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended April 1, 2023. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of April 1, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended April 1, 2023 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2023 - 2/4/2023	1,505	$39.92	—	$—
2/5/2023 - 3/4/2023	473,330	38.63	—	—
3/5/2023 - 4/1/2023	90,343	36.62	—	—
Total	565,178		—
(a)    Includes, when applicable, (1) shares repurchased to offset the dilutive effect of the exercise of stock options using option exercise proceeds and the vesting of RSUs and PSUs and (2) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
(b)    We do not have any publicly-announced share repurchase plans or programs.

Item 6. Exhibits.

Exhibit No.	Descriptions
10.1	2023 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement.+*
22.1	List of Guarantor Subsidiaries.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1	The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*
104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	May 3, 2023
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	May 3, 2023
		By:	/s/ Vince Garlati
Vince Garlati
Vice President and Global Controller
(Principal Accounting Officer)