Form 10-Q
period 2023-07-01
Kraft Heinz Co
filed 2023-08-02
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	KHC	The Nasdaq Stock Market LLC
Floating Rate Senior Notes due 2025	KHC25	The Nasdaq Stock Market LLC

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

As of July 29, 2023, there were 1,228,294,502 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” and variations of such words and similar future or conditional expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, impacts of accounting standards and guidance, growth, legal matters, taxes, costs and cost savings, impairments, and dividends. These forward-looking statements reflect management’s current expectations and are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; the influence of our largest stockholder; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of sales of our common stock in the public market; our ability to continue to pay a regular dividend and the amounts of any such dividends; disruptions in the global economy caused by geopolitical conflicts, including the ongoing conflict between Russia and Ukraine; unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and various other nations where we do business (including inflationary pressures, instability in financial institutions, general economic slowdown, or recession); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations and the final determination of tax audits, including transfer pricing matters, and any related litigation; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$6,721	$6,554	$13,210	$12,599
Cost of products sold	4,460	4,570	8,836	8,684
Gross profit	2,261	1,984	4,374	3,915
Selling, general and administrative expenses, excluding impairment losses	885	812	1,755	1,639
Goodwill impairment losses	—	235	—	224
Intangible asset impairment losses	—	395	—	395
Selling, general and administrative expenses	885	1,442	1,755	2,258
Operating income/(loss)	1,376	542	2,619	1,657
Interest expense	228	234	455	476
Other expense/(income)	(24)	(91)	(59)	(189)
Income/(loss) before income taxes	1,172	399	2,223	1,370
Provision for/(benefit from) income taxes	174	134	388	324
Net income/(loss)	998	265	1,835	1,046
Net income/(loss) attributable to noncontrolling interest	(2)	—	(1)	5
Net income/(loss) attributable to common shareholders	$1,000	$265	$1,836	$1,041
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.81	$0.22	$1.50	$0.85
Diluted earnings/(loss)	0.81	0.21	1.49	0.84
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income/(loss)	$998	$265	$1,835	$1,046
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	175	(651)	294	(684)
Net deferred gains/(losses) on net investment hedges	(51)	205	(75)	257
Amounts excluded from the effectiveness assessment of net investment hedges	8	9	14	18
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(7)	(5)	(13)	(13)
Net deferred gains/(losses) on cash flow hedges	6	(38)	(9)	(72)
Amounts excluded from the effectiveness assessment of cash flow hedges	6	1	10	8
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(15)	27	(31)	49
Net actuarial gains/(losses) arising during the period	—	(143)	—	(143)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(5)	(7)	(7)	(11)
Total other comprehensive income/(loss)	117	(602)	183	(591)
Total comprehensive income/(loss)	1,115	(337)	2,018	455
Comprehensive income/(loss) attributable to noncontrolling interest	(2)	(4)	3	—
Comprehensive income/(loss) attributable to common shareholders	$1,117	$(333)	$2,015	$455
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$947	$1,040
Trade receivables (net of allowances of $49 at July 1, 2023 and $46 at December 31, 2022)	2,237	2,120
Inventories	3,820	3,651
Prepaid expenses	296	240
Other current assets	691	842
Assets held for sale	3	4
Total current assets	7,994	7,897
Property, plant and equipment, net	6,866	6,740
Goodwill	30,953	30,833
Intangible assets, net	42,714	42,649
Other non-current assets	2,429	2,394
TOTAL ASSETS	$90,956	$90,513
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$1	$6
Current portion of long-term debt	629	831
Trade payables	4,545	4,848
Accrued marketing	843	749
Interest payable	258	264
Other current liabilities	2,109	2,330
Total current liabilities	8,385	9,028
Long-term debt	19,367	19,233
Deferred income taxes	10,149	10,152
Accrued postemployment costs	148	144
Long-term deferred income	1,451	1,477
Other non-current liabilities	1,442	1,609
TOTAL LIABILITIES	40,942	41,643
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	40	40
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,247 shares issued and 1,228 shares outstanding at July 1, 2023; 1,243 shares issued and 1,225 shares outstanding at December 31, 2022)	12	12
Additional paid-in capital	51,967	51,834
Retained earnings/(deficit)	1,336	489
Accumulated other comprehensive income/(losses)	(2,631)	(2,810)
Treasury stock, at cost (19 shares at July 1, 2023 and 18 shares at December 31, 2022)	(870)	(847)
Total shareholders' equity	49,814	48,678
Noncontrolling interest	160	152
TOTAL EQUITY	49,974	48,830
TOTAL LIABILITIES AND EQUITY	$90,956	$90,513
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$12	$51,834	$489	$(2,810)	$(847)	$152	$48,830
Net income/(loss) excluding redeemable noncontrolling interest	—	—	836	—	—	1	837
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	62	—	4	66
Dividends declared-common stock ($0.40 per share)	—	—	(494)	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, and other	—	76	—	—	(5)	3	74
Balance at April 1, 2023	$12	$51,910	$831	$(2,748)	$(852)	$160	$49,313
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,000	—	—	—	1,000
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	117	—	—	117
Dividends declared-common stock ($0.40 per share)	—	—	(495)	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, and other	—	57	—	—	(18)	—	39
Balance at July 1, 2023	$12	$51,967	$1,336	$(2,631)	$(870)	$160	$49,974

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 25, 2021	$12	$53,379	$(1,682)	$(1,824)	$(587)	$150	$49,448
Net income/(loss) excluding redeemable noncontrolling interest	—	—	776	—	—	4	780
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	12	—	(1)	11
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, and other	—	67	1	—	(18)	—	50
Balance at March 26, 2022	$12	$52,954	$(905)	$(1,812)	$(605)	$153	$49,797
Net income/(loss) excluding redeemable noncontrolling interest	—	—	265	—	—	2	267
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(598)	—	(4)	(602)
Dividends declared-common stock ($0.40 per share)	—	(494)	—	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, and other	—	60	—	—	(81)	15	(6)
Balance at June 25, 2022	$12	$52,520	$(640)	$(2,410)	$(686)	$166	$48,962
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	July 1, 2023	June 25, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,835	$1,046
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	436	456
Amortization of postemployment benefit plans prior service costs/(credits)	(7)	(7)
Divestiture-related license income	(27)	(27)
Equity award compensation expense	77	79
Deferred income tax provision/(benefit)	(34)	(107)
Postemployment benefit plan contributions	(11)	(11)
Goodwill and intangible asset impairment losses	—	619
Nonmonetary currency devaluation	18	10
Loss/(gain) on sale of business	2	(1)
Other items, net	(26)	(86)
Changes in current assets and liabilities:
Trade receivables	(114)	(222)
Inventories	(232)	(768)
Accounts payable	(156)	202
Other current assets	(2)	(70)
Other current liabilities	(175)	(325)
Net cash provided by/(used for) operating activities	1,584	788
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(508)	(435)
Payments to acquire business, net of cash acquired	—	(481)
Proceeds from sale of business, net of cash disposed and working capital adjustments	—	(20)
Other investing activities, net	33	15
Net cash provided by/(used for) investing activities	(475)	(921)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(822)	(660)
Proceeds from issuance of long-term debt	657	—
Debt prepayment and extinguishment (benefit)/costs	—	(16)
Dividends paid	(982)	(980)
Other financing activities, net	(40)	(66)
Net cash provided by/(used for) financing activities	(1,187)	(1,722)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14)	(72)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(92)	(1,927)
Balance at beginning of period	1,041	3,446
Balance at end of period	$949	$1,519
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
Held for Sale
At July 1, 2023 and December 31, 2022, we classified certain assets as held for sale in our condensed consolidated balance sheet, primarily relating to land use rights across the globe.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At July 1, 2023, we had restricted cash recorded in other current assets of $1 million and in other non-current assets of $1 million. At December 31, 2022, we had restricted cash recorded in other non-current assets of $1 million. Total cash, cash equivalents, and restricted cash was $949 million at July 1, 2023 and $1,041 million at December 31, 2022.

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

The final purchase price allocation to assets acquired and liabilities assumed in the Hemmer Acquisition was (in millions):

Final Allocation
Cash	$1
Trade receivables	13
Inventories	17
Other current assets	2
Property, plant and equipment, net	14
Identifiable intangible assets	122
Other non-current assets	17
Short-term debt	(9)
Trade payables	(11)
Other current liabilities	(31)
Long-term debt	(11)
Other non-current liabilities	(44)
Net assets acquired	80
Noncontrolling interest	(16)
Goodwill on acquisition	215
Total consideration	$279
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
Deal Costs:
We incurred insignificant deal costs for the three and six months ended July 1, 2023 and the three and six months ended June 25, 2022 related to our acquisitions. We recognized these deal costs in selling, general and administrative expenses (“SG&A”).
Divestitures
Potential Dispositions:
In the first half of 2023, we entered into agreements to sell two separate businesses within our International segment. For the six months ended July 1, 2023, the two businesses collectively generated an insignificant amount of consolidated net sales and operating income/(loss) and approximately 1% of net sales and Segment Adjusted EBITDA for our International segment. As the expected timing for each of these transactions to close continues to be uncertain, the related assets and liabilities remain classified as held and used on the condensed consolidated balance sheet at July 1, 2023. We anticipate the collective pre-tax loss on sale of businesses to be approximately $100 million, of which approximately $50 million relates to the release of accumulated foreign currency losses.
Deal Costs:
We incurred insignificant deal costs for the three and six months ended July 1, 2023 and the three and six months ended June 25, 2022 related to our divestitures. We recognized these deal costs in SG&A.
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our restructuring activities.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on reducing our overall cost structure and streamlining our organizational design. For the six months ended July 1, 2023, we eliminated approximately 410 positions related to these programs. As of July 1, 2023, we expect to eliminate approximately 180 additional positions during the remainder of 2023, primarily in our International segment. For the three months ended July 1, 2023, restructuring activities resulted in income of $10 million and included a benefit of $12 million in asset-related costs and expenses of $2 million in other implementation costs. For the six months ended July 1, 2023, restructuring activities resulted in income of $18 million and included a benefit of $10 million in asset-related costs and a benefit of $8 million in other implementation costs. Restructuring activities resulted in expenses of $11 million for the three months and $30 million for the six months ended June 25, 2022.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 31, 2022	$28	$11	$39
Cash payments	(17)	(1)	(18)
Non-cash utilization	(2)	(1)	(3)
Balance at July 1, 2023	$9	$9	$18
We expect the liability for severance and employee benefit costs as of July 1, 2023 to be paid by the end of 2023. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2024 and 2026.

Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Severance and employee benefit costs - Cost of products sold	$3	$—	$5	$(3)
Severance and employee benefit costs - SG&A	(3)	(1)	(7)	12
Severance and employee benefit costs - Other expense/(income)	—	—	2	—
Asset-related costs - Cost of products sold	(11)	3	(9)	7
Asset-related costs - SG&A	(1)	—	(1)	—
Other costs - Cost of products sold	2	3	4	6
Other costs - SG&A	—	6	(12)	8
	$(10)	$11	$(18)	$30
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
North America	$(16)	$6	$(10)	$26
International	6	3	5	1
General corporate expenses	—	2	(13)	3
	$(10)	$11	$(18)	$30
Note 6. Inventories
Inventories consisted of the following (in millions):

	July 1, 2023	December 31, 2022
Packaging and ingredients	$924	$1,032
Spare parts	220	208
Work in process	284	334
Finished products	2,392	2,077
Inventories	$3,820	$3,651
Note 7. Goodwill and Intangible Assets
As previously disclosed, we historically tested our reporting units and brands for impairment annually as of the first day of our second quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. As discussed in further detail below, we performed an annual test as of March 27, 2022, the first day of our second quarter (the “Q2 2022 Annual Impairment Test”). Beginning in the third quarter of 2022 and for subsequent annual periods, we voluntarily changed the annual impairment assessment date to the first day of our third quarter and performed an additional annual impairment test as of June 26, 2022 (the “Q3 2022 Annual Impairment Test”). See Note 8, Goodwill and Intangible Assets, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International	Total
Balance at December 31, 2022	$27,685	$3,148	$30,833
Translation adjustments and other	24	96	120
Balance at July 1, 2023	$27,709	$3,244	$30,953

As of July 1, 2023, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $31.0 billion at July 1, 2023. As of the Q3 2022 Annual Impairment Test, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $16.4 billion and included Taste, Meals, and Away From Home (“TMA”), Canada and North America Coffee (“CNAC”), and Continental Europe; and our reporting units with between 20-50% fair value over carrying amount had an aggregate goodwill carrying amount of $14.5 billion and included Fresh, Beverages, and Desserts (“FBD”), Northern Europe, Asia, and LATAM.
Accumulated impairment losses to goodwill were $11.3 billion as of July 1, 2023 and December 31, 2022.
No events occurred during the six months ended July 1, 2023 that indicated it was more likely than not that our goodwill was impaired.
2022 Year-to-Date Goodwill Impairment Testing
In the second quarter of 2022, following the changes to our internal reporting and reportable segments the composition of certain of our reporting units changed and we performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.
We performed our pre-reorganization impairment test as of March 27, 2022, which was our first day of the second quarter of 2022. There were six reporting units affected by the reassignment of assets and liabilities that maintained a goodwill balance as of our pre-reorganization impairment test date. These reporting units were Enhancers, Specialty, and Away From Home (“ESA”); Kids, Snacks, and Beverages (“KSB”); Meal Foundations and Coffee (“MFC”); Puerto Rico; Canada Retail; and Canada Foodservice. One other reporting unit did not have a goodwill balance as of our pre-reorganization impairment test date. As a result of our pre-reorganization impairment test, we recognized a non-cash impairment loss of approximately $235 million in SG&A in our North America segment in the second quarter of 2022. This included a $221 million impairment loss related to our Canada Retail reporting unit and a $14 million impairment loss related to our Puerto Rico reporting unit. The impairment of our Canada Retail reporting unit was primarily driven by an increase in the discount rate, which was impacted by higher interest rates and other market inputs, as well as a revised downward outlook for operating margin. The impairment of our Puerto Rico reporting unit was primarily driven by a revised downward outlook for operating margin. The remaining reporting units tested as part of our pre-reorganization impairment test each had excess fair value over carrying amount as of March 27, 2022.
We performed our post-reorganization impairment test in conjunction with our Q2 2022 Annual Impairment Test and tested the new North America reporting units (TMA, FBD, CNAC, and Other North America) along with the reporting units in our International segment. The new North America reporting units’ goodwill carrying amounts for the post-reorganization and Q2 2022 Annual Impairment Test reflected the pre-reorganization test results, including impairments recorded. We tested our reporting units for impairment as of the first day of our second quarter, which was March 27, 2022 for our Q2 2022 Annual Impairment Test. In performing this test, we incorporated information that was known through the date of filing in our Quarterly Report on Form 10-Q for the three months ended June 25, 2022. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our Q2 2022 Annual Impairment Test, we determined that the fair value of each of the reporting units tested was in excess of its carrying amount.
See Note 8, Goodwill and Intangible Assets, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these impairment losses.
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

Our reporting units that were impaired in 2022 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, reporting units that have 20% or less excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units have more than 20% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 31, 2022	$38,552
Translation adjustments and other	170
Balance at July 1, 2023	$38,722
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.7 billion at July 1, 2023. As of the Q3 2022 Annual Impairment Test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $16.6 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $2.5 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $19.4 billion.
No events occurred during the six months ended July 1, 2023 that indicated it was more likely than not that any brand was impaired.
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
See Note 8, Goodwill and Intangible Assets, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these impairment losses.
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
Our brands that were impaired in 2022 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of the Q3 2022 Annual Impairment Test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	July 1, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,235	$(700)	$1,535	$2,223	$(649)	$1,574
Customer-related assets	3,705	(1,257)	2,448	3,690	(1,177)	2,513
Other	13	(4)	9	13	(3)	10
	$5,953	$(1,961)	$3,992	$5,926	$(1,829)	$4,097
Amortization expense for definite-lived intangible assets was $64 million for the three months and $126 million for the six months ended July 1, 2023 and $65 million for the three months and $129 million for the six months ended June 25, 2022. Aside from amortization expense, the change in definite-lived intangible assets from December 31, 2022 to July 1, 2023 primarily reflects the impacts of foreign currency.
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
Our effective tax rate for the three months ended July 1, 2023 was an expense of 14.9% on pre-tax income. Our effective tax rate was favorably impacted by certain net discrete items, including the net decrease in uncertain tax position reserves primarily in the U.S. resulting from a conclusion of the Internal Revenue Service’s (“IRS”) income tax examination for the year 2017 and the lapsing of the statute of limitations for such year (7.1%), and the geographic mix of pre-tax income in various non-U.S. jurisdictions.
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
The year-over-year decrease in the effective tax rate for the three month period was due primarily to the impact of changes in uncertain tax position reserves in the current year period and the impact of non-deductible goodwill impairments in the prior year period.
Our effective tax rate for the six months ended July 1, 2023 was an expense of 17.5% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions and certain net discrete items, including the net decrease in uncertain tax position reserves primarily in the U.S. resulting from a conclusion of the IRS’s income tax examination for the year 2017 and the lapsing of the statute of limitations for such year (3.6%).
Our effective tax rate for the six months ended June 25, 2022 was an expense of 23.7% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions. This impact was partially offset by the unfavorable impact of certain net discrete items, primarily non-deductible goodwill impairments (4.4%).
The year-over-year decrease in the effective tax rate for the six month period was due primarily to the impact of changes in uncertain tax position reserves in the current year period and the impact of non-deductible goodwill impairments in the prior year period.

Other Income Tax Matters:
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we are currently under examination for income taxes by the IRS for the years 2018 and 2019. In July 2023, we received a Notice of Proposed Adjustment relating to transfer pricing with our foreign subsidiaries proposing an increase to our U.S. taxable income that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2018 and approximately $210 million for 2019, excluding interest and potential penalties for each year. We strongly disagree with the IRS’s position, believe that our tax positions are properly supported, and intend to vigorously contest the position taken by the IRS and pursue all available administrative and judicial remedies. Therefore, we have not recorded any reserves related to this issue. While we are not currently under audit for years after 2019, we continue to maintain the same operating model and transfer pricing methodology with our foreign subsidiaries that was in place for the years 2018 and 2019. We believe our income tax reserves are appropriate for all open tax years and that final adjudication of this matter will not have a material impact on our results of operations and cash flows. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and/or potential penalties, our results of operations and cash flows could be materially affected.
In the second quarter of 2022, we paid cash taxes of approximately $620 million related to the sale of certain assets in our global cheese business and the licensing of certain trademarks (the “Cheese Transaction”).
Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 31, 2022	9,559,063	$46.80
Granted	794,301	38.40
Forfeited	(250,971)	55.05
Exercised	(1,456,175)	33.55
Outstanding at July 1, 2023	8,646,218	48.02
The aggregate intrinsic value of stock options exercised during the period was $10 million for the six months ended July 1, 2023.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	9,330,718	$34.36
Granted	2,487,238	38.35
Forfeited	(184,159)	35.95
Vested	(2,568,732)	33.52
Outstanding at July 1, 2023	9,065,065	35.65
The aggregate fair value of RSUs that vested during the period was $99 million for the six months ended July 1, 2023.

Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	4,018,654	$32.15
Granted	2,234,387	33.33
Forfeited	(113,944)	33.73
Vested	(298,498)	27.79
Outstanding at July 1, 2023	5,840,599	32.81
The aggregate fair value of PSUs that vested during the period was $11 million for the six months ended July 1, 2023.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our postemployment-related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Service cost	$1	$1	$1	$3
Interest cost	35	24	18	9
Expected return on plan assets	(49)	(49)	(22)	(17)
Amortization of unrecognized losses/(gains)	—	—	2	1
Settlements	—	(1)	—	—
Net pension cost/(benefit)	$(13)	$(25)	$(1)	$(4)

	For the Six Months Ended
	U.S. Plans		Non-U.S. Plans
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Service cost	$1	$2	$3	$7
Interest cost	71	48	33	19
Expected return on plan assets	(98)	(97)	(43)	(36)
Amortization of unrecognized losses/(gains)	—	—	6	1
Settlements	—	(1)	—	—
Special/contractual termination benefits	—	—	2	—
Net pension cost/(benefit)	$(26)	$(48)	$1	$(9)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $5 million during the six months ended July 1, 2023 and plan to make further contributions of approximately $5 million during the remainder of 2023. We did not contribute to our U.S. pension plans during the six months ended July 1, 2023 and do not plan to make contributions during the remainder of 2023. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2023. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Service cost	$—	$1	$1	$2
Interest cost	9	5	18	10
Expected return on plan assets	(13)	(13)	(27)	(27)
Amortization of prior service costs/(credits)	(4)	(3)	(7)	(7)
Amortization of unrecognized losses/(gains)	(4)	(5)	(8)	(9)
Net postretirement cost/(benefit)	$(12)	$(15)	$(23)	$(31)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the six months ended July 1, 2023, we contributed $6 million to our postretirement benefit plans. We plan to make further contributions of approximately $6 million to our postretirement benefit plans during the remainder of 2023. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2023. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	July 1, 2023	December 31, 2022
Commodity contracts	$820	$1,166
Foreign exchange contracts	3,081	3,139
Cross-currency contracts	6,098	6,336

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	July 1, 2023
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$19	$23	$19	$23
Cross-currency contracts(b)	—	—	183	146	183	146
Derivatives not designated as hedging instruments:
Commodity contracts(c)	25	62	4	5	29	67
Foreign exchange contracts(a)	—	—	19	22	19	22
Total fair value	$25	$62	$225	$196	$250	$258
(a)    At July 1, 2023, the fair value of our derivative assets was recorded in other current assets ($37 million) and other non-current assets ($1 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($41 million) and other non-current liabilities ($4 million).
(b)    At July 1, 2023, the fair value of our derivative assets was recorded in other current assets ($95 million) and other non-current assets ($88 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($28 million) and other non-current liabilities ($118 million).
(c)     At July 1, 2023, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $144 million at July 1, 2023 and $222 million at December 31, 2022. We had posted collateral related to commodity derivative margin requirements of $50 million at July 1, 2023 and $43 million at December 31, 2022, which were included in prepaid expenses on our condensed consolidated balance sheets.
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
Net Investment Hedging:
At July 1, 2023, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €600 million and £400 million; and
•Cross-currency contracts with notional amounts of C$1.4 billion ($1.0 billion), €1.8 billion ($2.0 billion), JPY9.6 billion ($67 million), and CNH500 million ($68 million).
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At July 1, 2023, we had euro intercompany loans with an aggregate notional amount of $109 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.
Cash Flow Hedge Coverage:
At July 1, 2023, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next two years and cross-currency contracts designated as cash flow hedges for periods not exceeding the next five years.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at July 1, 2023 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) during the next 12 months on foreign currency cash flow hedges and cross-currency cash flow hedges to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges during the next 12 months to be insignificant.
Acquisition Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. For the six months ended June 25, 2022, the related derivative gains were $38 million, which were recorded within other expense/(income). These gains were classified as other losses/(gains) related to acquisitions and divestitures. These derivative contracts settled in our second quarter of 2022. See Note 4, Acquisitions and Divestitures, for additional information related to the Hemmer Acquisition.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Cash flow hedges:
Foreign exchange contracts	$—	$1	$—	$1	Net sales
Foreign exchange contracts	(14)	15	(18)	6	Cost of products sold
Foreign exchange contracts (excluded component)	(1)	(5)	(3)	(5)	Cost of products sold
Foreign exchange contracts	—	1	—	1	SG&A
Cross-currency contracts	35	(78)	34	(109)	Other expense/(income)
Cross-currency contracts (excluded component)	7	6	13	14	Other expense/(income)
Cross-currency contracts	(7)	(7)	(13)	(14)	Interest expense
Interest rate contracts	—	—	(3)	—	Interest expense
Net investment hedges:
Foreign exchange contracts	2	13	3	12	Other expense/(income)
Foreign exchange contracts (excluded component)	1	(1)	1	(1)	Interest expense
Cross-currency contracts	(58)	190	(70)	225	Other expense/(income)
Cross-currency contracts (excluded component)	9	13	17	24	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(26)	$148	$(39)	$154

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	July 1, 2023			June 25, 2022
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,460	$228	$(24)	$4,570	$234	$(91)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$9	$—	$—	$(1)	$—	$—
Foreign exchange contracts (excluded component)	(2)	—	—	(2)	—	—
Cross-currency contracts	—	(7)	15	—	(8)	(45)
Cross-currency contracts (excluded component)	—	—	7	—	—	6
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	—	—	(2)	—
Cross-currency contracts (excluded component)	—	9	—	—	11	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(27)	—	—	9	—	—
Foreign exchange contracts	—	—	5	—	—	(35)
Cross-currency contracts	—	—	3	—	—	2
Total gains/(losses) recognized in statements of income	$(20)	$2	$30	$6	$1	$(72)

	For the Six Months Ended
	July 1, 2023			June 25, 2022
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$8,836	$455	$(59)	$8,684	$476	$(189)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$19	$—	$—	$(7)	$—	$—
Foreign exchange contracts (excluded component)	(5)	—	—	(3)	—	—
Cross-currency contracts	—	(13)	29	—	(15)	(80)
Cross-currency contracts (excluded component)	—	—	13	—	—	14
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	—	—	(1)	—
Cross-currency contracts (excluded component)	—	17	—	—	20	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(74)	—	—	148	—	—
Foreign exchange contracts	—	—	(7)	—	—	3
Cross-currency contracts	—	—	3	—	—	2
Total gains/(losses) recognized in statements of income	$(60)	$4	$38	$138	$4	$(61)

Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $12 million for the three months and $32 million for the six months ended July 1, 2023 and pre-tax gains of $69 million for the three months and $101 million for the six months ended June 25, 2022. These amounts were recognized in other comprehensive income/(loss).
Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 31, 2022	$(2,845)	$(30)	$65	$(2,810)
Foreign currency translation adjustments	290	—	—	290
Net deferred gains/(losses) on net investment hedges	(75)	—	—	(75)
Amounts excluded from the effectiveness assessment of net investment hedges	14	—	—	14
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(13)	—	—	(13)
Net deferred gains/(losses) on cash flow hedges	—	—	(9)	(9)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	10	10
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(31)	(31)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(7)	—	(7)
Total other comprehensive income/(loss)	216	(7)	(30)	179
Balance as of July 1, 2023	$(2,629)	$(37)	$35	$(2,631)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	July 1, 2023			June 25, 2022
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$175	$—	$175	$(647)	$—	$(647)
Net deferred gains/(losses) on net investment hedges	(68)	17	(51)	272	(67)	205
Amounts excluded from the effectiveness assessment of net investment hedges	10	(2)	8	12	(3)	9
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(9)	2	(7)	(9)	4	(5)
Net deferred gains/(losses) on cash flow hedges	14	(8)	6	(68)	30	(38)
Amounts excluded from the effectiveness assessment of cash flow hedges	6	—	6	1	—	1
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(22)	7	(15)	50	(23)	27
Net actuarial gains/(losses) arising during the period	—	—	—	(191)	48	(143)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(6)	1	(5)	(8)	1	(7)

	For the Six Months Ended
	July 1, 2023			June 25, 2022
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$290	$—	$290	$(679)	$—	$(679)
Net deferred gains/(losses) on net investment hedges	(99)	24	(75)	338	(81)	257
Amounts excluded from the effectiveness assessment of net investment hedges	18	(4)	14	23	(5)	18
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(17)	4	(13)	(19)	6	(13)
Net deferred gains/(losses) on cash flow hedges	—	(9)	(9)	(115)	43	(72)
Amounts excluded from the effectiveness assessment of cash flow hedges	10	—	10	9	(1)	8
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(43)	12	(31)	91	(42)	49
Net actuarial gains/(losses) arising during the period	—	—	—	(191)	48	(143)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(9)	2	(7)	(16)	5	(11)
The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$—	$2	$—	$1	Interest expense
Cross-currency contracts(a)	(9)	(11)	(17)	(20)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	(7)	3	(14)	10	Cost of products sold
Cross-currency contracts(b)	(22)	39	(42)	66	Other expense/(income)
Cross-currency contracts(b)	7	8	13	15	Interest expense
Losses/(gains) on hedges before income taxes	(31)	41	(60)	72
Losses/(gains) on hedges, income taxes	9	(19)	16	(36)
Losses/(gains) on hedges	$(22)	$22	$(44)	$36
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(c)	$(2)	$(4)	$(2)	$(8)
Amortization of prior service costs/(credits)(c)	(4)	(3)	(7)	(7)
Settlement and curtailment losses/(gains)(c)	—	(1)	—	(1)
Losses/(gains) on postemployment benefits before income taxes	(6)	(8)	(9)	(16)
Losses/(gains) on postemployment benefits, income taxes	1	1	2	5
Losses/(gains) on postemployment benefits	$(5)	$(7)	$(7)	$(11)
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

Note 13. Financing Arrangements
Product Financing Arrangements:
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $52 million at July 1, 2023 and approximately $87 million at December 31, 2022 on our condensed consolidated balance sheets related to these arrangements.
Transfers of Financial Assets:
Since 2020, we have had a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. Receivables sold under this accounts receivable factoring program were approximately $521 million during the three months and $621 million during the six months ended July 1, 2023, with an insignificant amount outstanding as of July 1, 2023. The incremental costs of factoring receivables under this arrangement were insignificant for the three and six months ended July 1, 2023. No receivables were sold under this accounts receivable factoring program during the three or six months ended June 25, 2022, and there was an insignificant amount outstanding as of December 31, 2022. The proceeds from the sales of receivables are included in cash flows from operating activities on the condensed consolidated statement of cash flows.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from zero to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We pledged no assets in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $0.8 billion at July 1, 2023 and $1.1 billion at December 31, 2022. The amounts were included in trade payables on our condensed consolidated balance sheets.
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

Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors are currently defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated amended class action complaint, which was filed on August 14, 2020 and also names 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) as defendants, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, Company documents, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. In February 2023, the parties to the litigation reached a preliminary settlement agreement. The United States District Court for the Northern District of Illinois entered an order on May 11, 2023, granting preliminary approval of the proposed settlement. The court has scheduled a final settlement hearing for September 12, 2023. Based upon our current estimate for the ultimate resolution of this matter, in the fourth quarter of 2022, we recorded a net expense of $210 million within SG&A in our consolidated statements of income, representative of the Company’s estimated liability after insurance recoveries and contributions from other defendants. The Company’s estimated liability and the insurance recoveries are reflected in current liabilities and current assets on the condensed consolidated balance sheets at December 31, 2022 and July 1, 2023, and the liability after insurance recoveries is expected to be paid in the third quarter of 2023. While it is possible that the ultimate amount of our liability in connection with this settlement could be different than the amount accrued, we believe that any difference between that ultimate liability and the amount already accrued will not have a material impact on our financial condition, results of operations, or cash flows.
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities were also named as defendants in a stockholder derivative action, In re Kraft Heinz Shareholder Derivative Litigation, which had been previously consolidated in the United States District Court for the Western District of Pennsylvania, and was subsequently transferred to the United States District Court for the Northern District of Illinois. The court appointed lead plaintiffs and plaintiffs’ counsel on October 21, 2021, and lead plaintiffs filed a consolidated amended complaint on November 22, 2021. The consolidated amended complaint asserted state law claims for alleged breaches of fiduciary duties and unjust enrichment, as well as federal claims for contribution for alleged violations of Sections 10(b) and 21D of the Exchange Act and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements and SEC filings, and for implementing cost cutting measures that allegedly damaged the Company. The plaintiffs sought damages in an unspecified amount, attorneys’ fees, and other relief. The defendants filed a motion to dismiss the consolidated amended complaint, which motion the court granted, without prejudice, on March 31, 2023. The plaintiffs chose not to file a further amended complaint, and the court subsequently entered an order on June 5, 2023, dismissing the action with prejudice as to the plaintiffs.
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are named as defendants in two stockholder derivative actions pending in the Delaware Court of Chancery, Datnoff, et al. v. Behring, et al., which was filed on May 6, 2022, and Felicetti, et al. v. Behring, et al., which was filed on March 6, 2023. The complaints allege state law claims and contend that the Company’s Board of Directors wrongfully refused plaintiffs’ demands to pursue legal action against the named defendants. Specifically, the complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets. The complaints further allege that the 3G Entities and certain of the Company’s current and former officers and directors breached their fiduciary duties by engaging in insider trading and misappropriating the Company’s material, non-public information, or aided and abetted such alleged breaches of fiduciary duty. The complaints seek relief against the defendants, principally in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. We intend to vigorously defend against this lawsuit; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of this proceeding.
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

Borrowing Arrangements:
In July 2022, together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we entered into a new credit agreement, which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (the “Senior Credit Facility”). On July 21, 2023, we entered into an agreement to extend the maturity date of our Senior Credit Facility from July 8, 2027 to July 8, 2028. See Note 16, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our borrowing arrangements.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of July 1, 2023.
Debt Issuances:
In May 2023, KHFC issued 600 million euro aggregate principal amount of floating rate senior notes due May 2025 (the “2023 Notes”). The 2023 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal and interest on a senior unsecured basis. We used the proceeds from the 2023 Notes for general corporate purposes, including to partially fund the repayment of our 750 million euro senior notes that matured in June 2023.
Debt Issuance Costs:
Debt issuance costs related to the 2023 Notes were insignificant.
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
Debt Repayments:
In June 2023, we repaid 750 million euro aggregate principal amount of senior notes that matured in the period.
In June 2022, we repaid $381 million aggregate principal amount of senior notes that matured in the period.
In March 2022, we repaid $6 million aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At July 1, 2023, the aggregate fair value of our total debt was $19.0 billion as compared with a carrying value of $20.0 billion. At December 31, 2022, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $20.1 billion. Our short-term debt had a carrying value that approximated its fair value at July 1, 2023 and December 31, 2022. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Lease Arrangements
In June 2023, we entered into a non-cancellable synthetic lease for a distribution facility, for which we are the construction agent, with an estimated construction cost of approximately $400 million. The lease will commence upon completion of construction of the facility which is expected to be in the later part of 2025. The term of the lease is five years after commencement. The lease contains options to negotiate a renewal of the lease or purchase or sale of the facility. Upon lease commencement, the lease classification, right-of-use asset, and lease liability will be determined and recorded. The lease arrangement contains a residual value guarantee of approximately 85% of the total construction cost. The construction agreement and lease contain covenants that are consistent with our Senior Credit Facility as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$1,000	$265	$1,836	$1,041
Weighted average shares of common stock outstanding	1,228	1,225	1,227	1,225
Net earnings/(loss)	$0.81	$0.22	$1.50	$0.85
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$1,000	$265	$1,836	$1,041
Weighted average shares of common stock outstanding	1,228	1,225	1,227	1,225
Effect of dilutive equity awards	7	10	8	10
Weighted average shares of common stock outstanding, including dilutive effect	1,235	1,235	1,235	1,235
Net earnings/(loss)	$0.81	$0.21	$1.49	$0.84
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 8 million for the three and six months ended July 1, 2023 and 7 million for the three and six months ended June 25, 2022.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales:
North America	$5,079	$5,039	$9,964	$9,640
International	1,642	1,515	3,246	2,959
Total net sales	$6,721	$6,554	$13,210	$12,599

Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Segment Adjusted EBITDA:
North America	$1,385	$1,348	$2,718	$2,521
International	290	248	545	490
General corporate expenses	(63)	(76)	(171)	(149)
Depreciation and amortization (excluding restructuring activities)	(229)	(232)	(446)	(449)
Divestiture-related license income	14	13	27	27
Restructuring activities	10	(11)	20	(30)
Deal costs	—	—	—	(8)
Unrealized gains/(losses) on commodity hedges	16	(73)	5	19
Impairment losses	—	(630)	—	(685)
Certain non-ordinary course legal and regulatory matters	(1)	—	(2)	—
Equity award compensation expense	(46)	(45)	(77)	(79)
Operating income/(loss)	1,376	542	2,619	1,657
Interest expense	228	234	455	476
Other expense/(income)	(24)	(91)	(59)	(189)
Income/(loss) before income taxes	$1,172	$399	$2,223	$1,370
Net sales by platform were (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Taste Elevation	$2,412	$2,150	$4,554	$3,980
Fast Fresh Meals	1,406	1,474	2,779	2,832
Easy Meals Made Better	1,218	1,227	2,559	2,465
Real Food Snacking	318	341	613	656
Flavorful Hydration	569	556	1,059	1,011
Easy Indulgent Desserts	266	254	490	471
Other	532	552	1,156	1,184
Total net sales	$6,721	$6,554	$13,210	$12,599
Net sales by product category were (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Condiments and sauces	$2,390	$2,137	$4,559	$3,964
Cheese and dairy	883	928	1,800	1,813
Ambient foods	689	684	1,438	1,406
Frozen and chilled foods	709	708	1,428	1,382
Meats and seafood	644	693	1,239	1,321
Refreshment beverages	568	558	1,057	1,014
Coffee	212	217	432	431
Infant and nutrition	96	107	189	211
Desserts, toppings, and baking	296	286	555	532
Other	234	236	513	525
Total net sales	$6,721	$6,554	$13,210	$12,599

Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Amortization of postemployment benefit plans prior service costs/(credits)	$(4)	$(3)	$(7)	$(7)
Net pension and postretirement non-service cost/(benefit)(a)	(24)	(46)	(46)	(92)
Loss/(gain) on sale of business	1	(2)	2	(1)
Interest income	(10)	(6)	(16)	(11)
Foreign exchange losses/(gains)	40	(105)	46	(137)
Derivative losses/(gains)	(30)	72	(38)	61
Other miscellaneous expense/(income)	3	(1)	—	(2)
Other expense/(income)	$(24)	$(91)	$(59)	$(189)
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
Other expense/(income) was $24 million of income for the three months ended July 1, 2023 compared to $91 million of income for the three months ended June 25, 2022. This change was primarily driven by a $40 million net foreign exchange loss in the second quarter of 2023 compared to a $105 million net foreign exchange gain in the second quarter of 2022 and a $22 million decrease in non-cash net pension and postretirement non-service benefits compared to the prior year period. These impacts were partially offset by a $30 million net gain on derivative activities in the second quarter of 2023 compared to a $72 million net loss on derivative activities in the second quarter of 2022.
Other expense/(income) was $59 million of income for the six months ended July 1, 2023 compared to $189 million of income for the six months ended June 25, 2022. This change was primarily driven by a $46 million net foreign exchange loss in 2023 compared to a $137 million net foreign exchange gain in 2022 and a $46 million decrease in non-cash net pension and postretirement non-service benefits compared to the prior year period. These impacts were partially offset by a $38 million net gain on derivative activities in 2023 compared to a $61 million net loss on derivative activities in 2022.

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
Conflict Between Russia and Ukraine:
For the six months ended July 1, 2023 and the year ended December 31, 2022, approximately 1% of consolidated net sales, net income/(loss), and Adjusted EBITDA were generated from our business in Russia. As of July 1, 2023, we had approximately 1,100 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. Further, due to overall market demand, inflationary pressures, and, in part, to the negative impact of the conflict between Russia and Ukraine on the global economy, we have experienced cost increases globally for certain commodities, including soybean and vegetable oils, energy, and sweeteners, as compared to the prior year period. We will continue to monitor the impact that this conflict has on our business; however, through the second quarter of 2023, the conflict between Russia and Ukraine did not have a material impact on our financial condition, results of operations, or cash flows.
Items Affecting Comparability of Financial Results
Inflation and Supply Chain Impacts:
During the six months ended July 1, 2023, we continued to experience increased supply chain costs, including procurement and manufacturing costs, largely due to inflationary pressures, as compared to the prior year period. We expect inflation to moderate in the second half of the year and to be lower than we experienced in 2022. While these costs have a negative impact on our results of operations, we have taken measures to mitigate the impact of this inflation through pricing actions and efficiency gains. However, there has been, and we expect that there could continue to be, a difference between the timing of when these mitigative actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted, and could continue to negatively impact, our market share.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2023	June 25, 2022	% Change	July 1, 2023	June 25, 2022	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,721	$6,554	2.6%	$13,210	$12,599	4.9%
Operating income/(loss)	1,376	542	154.4%	2,619	1,657	58.1%
Net income/(loss)	998	265	277.0%	1,835	1,046	75.4%
Net income/(loss) attributable to common shareholders	1,000	265	277.8%	1,836	1,041	76.4%
Diluted EPS	0.81	0.21	285.7%	1.49	0.84	77.4%
Net Sales:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2023	June 25, 2022	% Change	July 1, 2023	June 25, 2022	% Change
	(in millions)			(in millions)
Net sales	$6,721	$6,554	2.6%	$13,210	$12,599	4.9%
Organic Net Sales(a)	6,777	6,518	4.0%	13,344	12,522	6.6%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2023 Compared to the Three Months Ended June 25, 2022:
Net sales increased 2.6% to $6.7 billion for the three months ended July 1, 2023 compared to $6.6 billion for the three months ended June 25, 2022, including the unfavorable impacts of foreign currency (1.2 pp) and acquisitions and divestitures (0.2 pp). Organic Net Sales increased 4.0% to $6.8 billion for the three months ended July 1, 2023 compared to $6.5 billion for the three months ended June 25, 2022, primarily driven by higher pricing (11.0 pp), which more than offset unfavorable volume/mix (7.0 pp). Pricing was higher in both segments, while volume/mix was unfavorable in both segments.
Six Months Ended July 1, 2023 Compared to the Six Months Ended June 25, 2022:
Net sales increased 4.9% to $13.2 billion for the six months ended July 1, 2023 compared to $12.6 billion for the six months ended June 25, 2022, including the unfavorable impacts of foreign currency (1.6 pp) and acquisitions and divestitures (0.1 pp). Organic Net Sales increased 6.6% to $13.3 billion for the six months ended July 1, 2023 compared to $12.5 billion for the six months ended June 25, 2022, primarily driven by higher pricing (12.8 pp), which more than offset unfavorable volume/mix (6.2 pp). Pricing was higher in both segments, while volume/mix was unfavorable in both segments.
Net Income/(Loss):

	For the Three Months Ended			For the Six Months Ended
	July 1, 2023	June 25, 2022	% Change	July 1, 2023	June 25, 2022	% Change
	(in millions)			(in millions)
Operating income/(loss)	$1,376	$542	154.4%	2,619	1,657	58.1%
Net income/(loss)	998	265	277.0%	1,835	1,046	75.4%
Net income/(loss) attributable to common shareholders	1,000	265	277.8%	1,836	1,041	76.4%
Adjusted EBITDA(a)	1,612	1,520	6.0%	3,092	2,862	8.0%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended July 1, 2023 Compared to the Three Months Ended June 25, 2022:
Operating income/(loss) increased 154.4% to income of $1.4 billion for the three months ended July 1, 2023 compared to income of $542 million for the three months ended June 25, 2022, primarily driven by non-cash impairment losses of $630 million in the prior year period. The remaining change in operating income/(loss) was an increase of $204 million, primarily driven by higher pricing, efficiency gains, and lower commodity costs, including the impact of realized and unrealized gains and losses on commodity hedges. These increases to operating income/(loss) more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs, unfavorable volume/mix, and investments in marketing.
Net income/(loss) increased 277.0% to income of $998 million for the three months ended July 1, 2023 compared to income of $265 million for the three months ended June 25, 2022. This increase was driven by the operating income/(loss) factors discussed above and lower interest expense, which more than offset unfavorable changes in other expense/(income) and higher tax expense.
•Interest expense was $228 million for the three months ended July 1, 2023 compared to $234 million for the three months ended June 25, 2022.
•Other expense/(income) was $24 million of income for the three months ended July 1, 2023 compared to $91 million of income for the three months ended June 25, 2022. This change was primarily driven by a $40 million net foreign exchange loss in the second quarter of 2023 compared to a $105 million net foreign exchange gain in the second quarter of 2022 and a $22 million decrease in non-cash net pension and postretirement non-service benefits compared to the prior year period. These impacts were partially offset by a $30 million net gain on derivative activities in the second quarter of 2023 compared to a $72 million net loss on derivative activities in the second quarter of 2022.
•Our effective tax rate for the three months ended July 1, 2023 was an expense of 14.9% on pre-tax income. Our effective tax rate was favorably impacted by certain net discrete items, including the net decrease in uncertain tax position reserves primarily in the U.S. resulting from a conclusion of the IRS’s income tax examination for the year 2017 and the lapsing of the statute of limitations for such year (7.1%), and the geographic mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended June 25, 2022 was an expense of 33.6% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily non-deductible goodwill impairments (15.8%) and the establishment of valuation allowance reserves in certain foreign jurisdictions. These impacts were partially offset by a favorable geographic mix of pre-tax income in various non-U.S. jurisdictions. The year-over-year decrease in the effective tax rate for the three month period was due primarily to the impact of changes in uncertain tax position reserves in the current year period and the impact of non-deductible goodwill impairments in the prior year period.
Adjusted EBITDA increased 6.0% to $1.6 billion for the three months ended July 1, 2023 compared to $1.5 billion for the three months ended June 25, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs, unfavorable volume/mix, investments in marketing, and the unfavorable impact of foreign currency (1.3 pp).
Six Months Ended July 1, 2023 Compared to the Six Months Ended June 25, 2022:
Operating income/(loss) increased 58.1% to income of $2.6 billion for the six months ended July 1, 2023 compared to income of $1.7 billion for the six months ended June 25, 2022, primarily driven by non-cash impairment losses of $685 million in the prior year period. The remaining change in operating income/(loss) was an increase of $277 million, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs, unfavorable volume/mix, higher commodity costs, including the impact of realized and unrealized gains and losses on commodity hedges, and investments in marketing.
Net income/(loss) increased 75.4% to income of $1.8 billion for the six months ended July 1, 2023 compared to income of $1.0 billion for the six months ended June 25, 2022. This increase was driven by the operating income/(loss) factors discussed above and lower interest expense, which more than offset unfavorable changes in other expense/(income) and higher tax expense.
•Interest expense was $455 million for the six months ended July 1, 2023 compared to $476 million for the six months ended June 25, 2022.
•Other expense/(income) was $59 million of income for the six months ended July 1, 2023 compared to $189 million of income for the six months ended June 25, 2022. This change was primarily driven by a $46 million net foreign exchange loss in 2023 compared to a $137 million net foreign exchange gain in 2022 and a $46 million decrease in non-cash net pension and postretirement non-service benefits compared to the prior year period. These impacts were partially offset by a $38 million net gain on derivative activities in 2023 compared to a $61 million net loss on derivative activities in 2022.

•Our effective tax rate for the six months ended July 1, 2023 was an expense of 17.5% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions and certain net discrete items, including the net decrease in uncertain tax position reserves primarily in the U.S. resulting from a conclusion of the IRS’s income tax examination for the year 2017 and the lapsing of the statute of limitations for such year (3.6%). Our effective tax rate for the six months ended June 25, 2022 was an expense of 23.7% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions. This impact was partially offset by the unfavorable impact of certain net discrete items, primarily non-deductible goodwill impairments (4.4%). The year-over-year decrease in the effective tax rate for the six month period was due primarily to the impact of changes in uncertain tax position reserves in the current year period and the impact of non-deductible goodwill impairments in the prior year period.
Adjusted EBITDA increased 8.0% to $3.1 billion for the six months ended July 1, 2023 compared to $2.9 billion for the six months ended June 25, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs, unfavorable volume/mix, higher commodity costs, including the impact of realized gains and losses on commodity hedges, investments in marketing, and the unfavorable impact of foreign currency (1.5 pp).
Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2023	June 25, 2022	% Change	July 1, 2023	June 25, 2022	% Change
Diluted EPS	$0.81	$0.21	285.7%	$1.49	$0.84	77.4%
Adjusted EPS(a)	0.79	0.70	12.9%	1.48	1.30	13.8%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2023 Compared to the Three Months Ended June 25, 2022:
Diluted EPS increased 285.7% to $0.81 for the three months ended July 1, 2023 compared to $0.21 for the three months ended June 25, 2022, primarily driven by the net income/(loss) factors discussed above.

	For the Three Months Ended
	July 1, 2023	June 25, 2022	$ Change	% Change
Diluted EPS	$0.81	$0.21	$0.60	285.7%
Restructuring activities	(0.01)	0.01	(0.02)
Unrealized losses/(gains) on commodity hedges	(0.01)	0.04	(0.05)
Impairment losses	—	0.44	(0.44)
Nonmonetary currency devaluation	0.01	0.01	—
Debt prepayment and extinguishment (benefit)/costs	—	(0.01)	0.01
Certain significant discrete income tax items	(0.01)	—	(0.01)
Adjusted EPS(a)	$0.79	$0.70	$0.09	12.9%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.06
Interest expense			0.01
Other expense/(income)			(0.04)
Effective tax rate			0.06
			$0.09
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 12.9% to $0.79 for the three months ended July 1, 2023 compared to $0.70 for the three months ended June 25, 2022. This increase was primarily driven by higher Adjusted EBITDA, lower taxes on adjusted earnings, and lower interest expense, which more than offset unfavorable changes in other expense/(income).

Six Months Ended July 1, 2023 Compared to the Six Months Ended June 25, 2022:
Diluted EPS increased 77.4% to $1.49 for the six months ended July 1, 2023 compared to $0.84 for the six months ended June 25, 2022, primarily driven by the net income/(loss) factors discussed above.

	For the Six Months Ended
	July 1, 2023	June 25, 2022	$ Change	% Change
Diluted EPS	$1.49	$0.84	$0.65	77.4%
Restructuring activities	(0.01)	0.02	(0.03)
Unrealized losses/(gains) on commodity hedges	—	(0.01)	0.01
Impairment losses	—	0.47	(0.47)
Other losses/(gains) related to acquisitions and divestitures	—	(0.02)	0.02
Nonmonetary currency devaluation	0.01	0.01	—
Debt prepayment and extinguishment (benefit)/costs	—	(0.01)	0.01
Certain significant discrete income tax items	(0.01)	—	(0.01)
Adjusted EPS(a)	$1.48	$1.30	$0.18	13.8%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.17
Results of divested operations			(0.01)
Interest expense			0.02
Other expense/(income)			(0.05)
Effective tax rate			0.05
			$0.18
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 13.8% to $1.48 for the six months ended July 1, 2023 compared to $1.30 for the six months ended June 25, 2022. This increase was primarily driven by higher Adjusted EBITDA, lower taxes on adjusted earnings, and lower interest expense, which more than offset unfavorable changes in other expense/(income).
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

Net Sales:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in millions)
Net sales:
North America	$5,079	$5,039	$9,964	$9,640
International	1,642	1,515	3,246	2,959
Total net sales	$6,721	$6,554	$13,210	$12,599
Organic Net Sales:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in millions)
Organic Net Sales(a):
North America	$5,103	$5,039	$10,014	$9,640
International	1,674	1,479	3,330	2,882
Total Organic Net Sales	$6,777	$6,518	$13,344	$12,522
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three and six months ended July 1, 2023 compared to the three months six months ended June 25, 2022 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	0.8%	(0.5) pp	0.0 pp	1.3%	9.4 pp	(8.1) pp
International	8.5%	(4.1) pp	(0.6) pp	13.2%	16.5 pp	(3.3) pp
Kraft Heinz	2.6%	(1.2) pp	(0.2) pp	4.0%	11.0 pp	(7.0) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Six Months Ended
North America	3.4%	(0.5) pp	0.0 pp	3.9%	11.3 pp	(7.4) pp
International	9.7%	(5.4) pp	(0.5) pp	15.6%	17.8 pp	(2.2) pp
Kraft Heinz	4.9%	(1.6) pp	(0.1) pp	6.6%	12.8 pp	(6.2) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
	(in millions)
Segment Adjusted EBITDA:
North America	$1,385	$1,348	$2,718	$2,521
International	290	248	545	490
General corporate expenses	(63)	(76)	(171)	(149)
Depreciation and amortization (excluding restructuring activities)	(229)	(232)	(446)	(449)
Divestiture-related license income	14	13	27	27
Restructuring activities	10	(11)	20	(30)
Deal costs	—	—	—	(8)
Unrealized gains/(losses) on commodity hedges	16	(73)	5	19
Impairment losses	—	(630)	—	(685)
Certain non-ordinary course legal and regulatory matters	(1)	—	(2)	—
Equity award compensation expense	(46)	(45)	(77)	(79)
Operating income/(loss)	1,376	542	2,619	1,657
Interest expense	228	234	455	476
Other expense/(income)	(24)	(91)	(59)	(189)
Income/(loss) before income taxes	$1,172	$399	$2,223	$1,370
North America:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2023	June 25, 2022	% Change	July 1, 2023	June 25, 2022	% Change
	(in millions)			(in millions)
Net sales	$5,079	$5,039	0.8%	$9,964	$9,640	3.4%
Organic Net Sales(a)	5,103	5,039	1.3%	10,014	9,640	3.9%
Segment Adjusted EBITDA	1,385	1,348	2.7%	2,718	2,521	7.8%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2023 Compared to the Three Months Ended June 25, 2022:
Net sales increased 0.8% to $5.1 billion for the three months ended July 1, 2023 compared to $5.0 billion for the three months ended June 25, 2022, including the unfavorable impact of foreign currency (0.5 pp). Organic Net Sales increased 1.3% to $5.1 billion for the three months ended July 1, 2023 compared to $5.0 billion for the three months ended June 25, 2022, driven by higher pricing (9.4 pp), which more than offset unfavorable volume/mix (8.1 pp). Higher pricing was primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to elasticity impacts from pricing actions and the reduction of Supplemental Nutrition Assistance Program (“SNAP”) benefits.
Segment Adjusted EBITDA increased 2.7% to $1.4 billion for the three months ended July 1, 2023 compared to $1.3 billion for the three months ended June 25, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs, unfavorable volume/mix, and investments in marketing.
Six Months Ended July 1, 2023 Compared to the Six Months Ended June 25, 2022:
Net sales increased 3.4% to $10.0 billion for the six months ended July 1, 2023 compared to $9.6 billion for the six months ended June 25, 2022, including the unfavorable impact of foreign currency (0.5 pp). Organic Net Sales increased 3.9% to $10.0 billion for the six months ended July 1, 2023 compared to $9.6 billion for the six months ended June 25, 2022, driven by higher pricing (11.3 pp), which more than offset unfavorable volume/mix (7.4 pp). Higher pricing was primarily driven by increases to mitigate rising input costs. Unfavorable volume/mix was primarily due to elasticity impacts from pricing actions and the reduction of SNAP benefits.

Segment Adjusted EBITDA increased 7.8% to $2.7 billion for the six months ended July 1, 2023 compared to $2.5 billion for the six months ended June 25, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs, unfavorable volume/mix, higher commodity costs, including the impact of realized gains and losses on commodity hedges, and investments in marketing.
International:

	For the Three Months Ended			For the Six Months Ended
	July 1, 2023	June 25, 2022	% Change	July 1, 2023	June 25, 2022	% Change
	(in millions)			(in millions)
Net sales	$1,642	$1,515	8.5%	$3,246	$2,959	9.7%
Organic Net Sales(a)	1,674	1,479	13.2%	3,330	2,882	15.6%
Segment Adjusted EBITDA	290	248	16.9%	545	490	11.2%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended July 1, 2023 Compared to the Three Months Ended June 25, 2022:
Net sales increased 8.5% to $1.6 billion for the three months ended July 1, 2023 compared to $1.5 billion for the three months ended June 25, 2022, including the unfavorable impacts of foreign currency (4.1 pp) and acquisitions and divestitures (0.6 pp). Organic Net Sales increased 13.2% to $1.7 billion for the three months ended July 1, 2023 compared to $1.5 billion for the three months ended June 25, 2022, driven by higher pricing (16.5 pp), which more than offset unfavorable volume/mix (3.3 pp). Higher pricing included increases across markets primarily to mitigate rising input costs. Unfavorable volume/mix was primarily due to the elasticity impacts from pricing actions, delivery delays in Brazil which impacted customer replenishment orders within the quarter, and the lapping of consumer pantry loading in eastern Europe after the outbreak of the conflict between Russia and Ukraine in the prior year period.
Segment Adjusted EBITDA increased 16.9% to $290 million for the three months ended July 1, 2023 compared to $248 million for the three months ended June 25, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs, higher commodity costs, investments in marketing, and the unfavorable impact of foreign currency (5.6 pp).
Six Months Ended July 1, 2023 Compared to the Six Months Ended June 25, 2022:
Net sales increased 9.7% to $3.2 billion for the six months ended July 1, 2023 compared to $3.0 billion for the six months ended June 25, 2022, including the unfavorable impacts of foreign currency (5.4 pp) and acquisitions and divestitures (0.5 pp). Organic Net Sales increased 15.6% to $3.3 billion for the six months ended July 1, 2023 compared to $2.9 billion for the six months ended June 25, 2022, driven by higher pricing (17.8 pp), which more than offset unfavorable volume/mix (2.2 pp). Higher pricing included increases across markets primarily to mitigate rising input costs. Unfavorable volume/mix was primarily due to the elasticity impacts from pricing actions, as well as the lapping of consumer pantry loading in eastern Europe after the outbreak of the conflict between Russia and Ukraine in the prior year period.
Segment Adjusted EBITDA increased 11.2% to $545 million for the six months ended July 1, 2023 compared to $490 million for the six months ended June 25, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in procurement and manufacturing costs, higher commodity costs, the unfavorable impact of foreign currency (6.5 pp), and unfavorable volume/mix.
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
Cash Flow Activity for the Six Months Ended July 1, 2023 Compared to the Six Months Ended June 25, 2022:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $1.6 billion for the six months ended July 1, 2023 compared to $788 million for the six months ended June 25, 2022. This increase was primarily driven by lower cash outflows for inventories, primarily related to stock rebuilding in the prior year, lower cash outflows for cash tax payments driven by cash taxes paid in 2022 related to the Cheese Transaction, and higher Adjusted EBITDA in the current period. These impacts were partially offset by unfavorable changes in accounts payable, due in part to lower inventory purchase volume in the current period compared to the prior period.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $475 million for the six months ended July 1, 2023 compared to $921 million for the six months ended June 25, 2022. This decrease was primarily driven by payments for the Just Spices Acquisition and the Hemmer Acquisition in 2022, which more than exceeded higher capital expenditures in the current year period. We expect 2023 capital expenditures to be approximately $1.1 billion as compared to 2022 capital expenditures of $916 million. Our 2023 capital expenditures are expected to be primarily driven by capital investments for capacity expansion, maintenance, cost improvement and innovation projects, and technology.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $1.2 billion for the six months ended July 1, 2023 compared to $1.7 billion for the six months ended June 25, 2022. This change was primarily driven by proceeds from the issuance of the 2023 Notes, partially offset by higher repayments of long-term debt in the current year period. See Note 14, Commitments, Contingencies, and Debt, for additional information on our long-term debt activity.
Cash Held by International Subsidiaries:
Of the $947 million cash and cash equivalents on our condensed consolidated balance sheet at July 1, 2023, $756 million was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $10 million on approximately $90 million of historic earnings at July 1, 2023 and December 31, 2022. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We estimate that the amounts outstanding under these programs were $0.8 billion at July 1, 2023 and $1.1 billion at December 31, 2022. See Note 13, Financing Arrangements, in Item 1, Financial Statement, for additional information on our trade payables programs.
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
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at July 1, 2023, at December 31, 2022, or during the six months ended July 1, 2023.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2028. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at July 1, 2023 or December 31, 2022, or on either the Senior Credit Facility or our previous credit facility during the six months ended July 1, 2023 or June 25, 2022.

Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of July 1, 2023.
Long-Term Debt:
Our long-term debt, including the current portion, was $20.0 billion at July 1, 2023 and $20.1 billion December 31, 2022. This decrease was primarily due to approximately 750 million euro aggregate principal amount of senior notes that were repaid at maturity in June 2023, which more than offset the issuance of the 2023 Notes.
We have aggregate principal amounts of senior notes of approximately 550 million euros maturing in May 2024.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of July 1, 2023.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our borrowing arrangements and long-term debt.
Equity and Dividends:
We paid dividends on our common stock of $982 million for the six months ended July 1, 2023 and $980 million for the six months ended June 25, 2022. Additionally, in the third quarter of 2023, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on September 29, 2023 to stockholders of record on September 1, 2023.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
Aggregate Contractual Obligations:
In the second quarter of 2023, we issued the 2023 Notes, which mature in 2025. See Note 14, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information. There were no other material changes to our aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by KHFC, our 100% owned operating subsidiary (the “Guarantee”). See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional descriptions of these guarantees.
The payment of the principal, interest and premium, when applicable, on the KHFC Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by the Parent Guarantor, pursuant to the terms and conditions of the applicable indenture. None of the Parent Guarantor’s subsidiaries guarantee the KHFC Senior Notes.
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
Summarized Statement of Income

For the Six Months Ended
July 1, 2023
Net sales	$8,536
Gross profit(a)	3,147
Intercompany service fees and other recharges	2,175
Operating income/(loss)	550
Equity in earnings/(losses) of subsidiaries	1,687
Net income/(loss)	1,836
Net income/(loss) attributable to common shareholders	1,836
(a)    For the six months ended July 1, 2023, the Obligor Group recorded $192 million of net sales to the non-guarantor subsidiaries and $17 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

	July 1, 2023	December 31, 2022
ASSETS
Current assets	$4,383	$4,218
Current assets due from affiliates(a)	540	645
Non-current assets	5,510	5,445
Goodwill	8,823	8,823
Intangible assets, net	2,049	2,102
Non-current assets due from affiliates(b)	—	—
LIABILITIES
Current liabilities	$4,536	$4,926
Current liabilities due to affiliates(a)	927	920
Non-current liabilities	21,381	21,372
Non-current liabilities due to affiliates(b)	595	591
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
During the six months ended July 1, 2023, we experienced higher commodity costs for energy (including diesel fuel, electricity, and natural gas), sweeteners, and soybean and vegetable oils, while costs for meat and dairy decreased. The impacts to commodity costs we experienced were primarily driven by overall market demand, inflationary pressures, and, in part, by the negative impact of the conflict between Russia and Ukraine on the global economy. We manage commodity cost volatility primarily through pricing and risk management strategies. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended July 1, 2023
North America	$5,079	$(24)	$—	$5,103
International	1,642	(40)	8	1,674
Kraft Heinz	$6,721	$(64)	$8	$6,777

Three Months Ended June 25, 2022
North America	$5,039	$—	$—	$5,039
International	1,515	20	16	1,479
Kraft Heinz	$6,554	$20	$16	$6,518

Year-over-year growth rates
North America	0.8%	(0.5) pp	0.0 pp	1.3%	9.4 pp	(8.1) pp
International	8.5%	(4.1) pp	(0.6) pp	13.2%	16.5 pp	(3.3) pp
Kraft Heinz	2.6%	(1.2) pp	(0.2) pp	4.0%	11.0 pp	(7.0) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Six Months Ended July 1, 2023
North America	$9,964	$(50)	$—	$10,014
International	3,246	(118)	34	3,330
Kraft Heinz	$13,210	$(168)	$34	$13,344

Six Months Ended June 25, 2022
North America	$9,640	$—	$—	$9,640
International	2,959	36	41	2,882
Kraft Heinz	$12,599	$36	$41	$12,522

Year-over-year growth rates
North America	3.4%	(0.5) pp	0.0 pp	3.9%	11.3 pp	(7.4) pp
International	9.7%	(5.4) pp	(0.5) pp	15.6%	17.8 pp	(2.2) pp
Kraft Heinz	4.9%	(1.6) pp	(0.1) pp	6.6%	12.8 pp	(6.2) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income/(loss)	$998	$265	$1,835	$1,046
Interest expense	228	234	455	476
Other expense/(income)	(24)	(91)	(59)	(189)
Provision for/(benefit from) income taxes	174	134	388	324
Operating income/(loss)	1,376	542	2,619	1,657
Depreciation and amortization (excluding restructuring activities)	229	232	446	449
Divestiture-related license income	(14)	(13)	(27)	(27)
Restructuring activities	(10)	11	(20)	30
Deal costs	—	—	—	8
Unrealized losses/(gains) on commodity hedges	(16)	73	(5)	(19)
Impairment losses	—	630	—	685
Certain non-ordinary course legal and regulatory matters	1	—	2	—
Equity award compensation expense	46	45	77	79
Adjusted EBITDA	$1,612	$1,520	$3,092	$2,862

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Diluted EPS	$0.81	$0.21	$1.49	$0.84
Restructuring activities(a)	(0.01)	0.01	(0.01)	0.02
Unrealized losses/(gains) on commodity hedges(b)	(0.01)	0.04	—	(0.01)
Impairment losses(c)	—	0.44	—	0.47
Other losses/(gains) related to acquisitions and divestitures(d)	—	—	—	(0.02)
Nonmonetary currency devaluation(e)	0.01	0.01	0.01	0.01
Debt prepayment and extinguishment (benefit)/costs(f)	—	(0.01)	—	(0.01)
Certain significant discrete income tax items(g)	(0.01)	—	(0.01)	—
Adjusted EPS	$0.79	$0.70	$1.48	$1.30
(a)    Gross expenses/(income) included in restructuring activities were income of $10 million ($8 million after-tax) for the three months and $18 million ($15 million after-tax) for the six months ended July 1, 2023 and expenses of $11 million ($8 million after tax) for the three months and $30 million ($22 million after-tax) for the six months ended June 25, 2022 and were recorded in the following income statement line items:
•Cost of products sold included income of $6 million for the three months ended July 1, 2023 and expenses of $6 million for the three months and $10 million for the six months ended June 25, 2022; and
•SG&A included income of $4 million for the three months and $20 million for the six months ended July 1, 2023 and expenses of $5 million for the three months and $20 million for the six months ended June 25, 2022.
•Other expense/(income) included expenses of $2 million for the six months ended July 1, 2023.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $16 million ($13 million after-tax) for the three months and $5 million ($4 million after-tax) for the six months ended July 1, 2023 and expenses of $73 million ($55 million after-tax) for the three months and income of $19 million ($14 million after-tax) for the six months ended June 25, 2022 and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $235 million ($235 million after-tax) for the three months and $224 million ($224 million after-tax) for the six months ended June 25, 2022, which were recorded in SG&A;
•Intangible asset impairment losses of $395 million ($303 million after-tax) for the three and six months ended June 25, 2022, which were recorded in SG&A; and
•Property, plant and equipment, net asset impairment losses of $66 million ($50 million after-tax) for the six months ended June 25, 2022, which were recorded in cost of products sold.
(d)    Gross expenses/(income) included in other losses/(gains) related to acquisitions and divestitures were income of $38 million ($29 million after-tax) for the six months ended June 25, 2022 and were recorded in other expense/(income).
(e)    Gross expenses included in nonmonetary currency devaluation were $15 million ($15 million after-tax) for the three months and $18 million ($18 million after-tax) for the six months ended July 1, 2023 and $6 million ($6 million after-tax) for the three months and $10 million ($10 million after-tax) for the six months ended June 25, 2022 and were recorded in other expense/(income).
(f)    Gross expenses/(income) included in debt prepayment and extinguishment costs were income of    $9 million ($7 million after-tax) for the three and six months ended June 25, 2022 and were recorded in interest expense.
(g)    Certain significant discrete income tax items were a benefit of $17 million for the three and six months ended July 1, 2023. The benefit represents the reversal of uncertain tax position reserves related to the U.S. Tax Cuts and Jobs Act resulting from a conclusion of the Internal Revenue Service’s income tax examination for the year 2017 and the lapsing of the statute of limitations for such year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the six months ended July 1, 2023. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of July 1, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended July 1, 2023 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/2/2023 - 5/6/2023	12,045	$38.97	—	$—
5/7/2023 - 6/3/2023	413,043	38.62	—	—
6/4/2023 - 7/1/2023	7,848	38.35	—	—
Total	432,936		—
(a)    Includes, when applicable, (1) shares repurchased to offset the dilutive effect of the exercise of stock options using option exercise proceeds and the vesting of RSUs and PSUs and (2) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
(b)    We do not have any publicly-announced share repurchase plans or programs.
Item 5. Other Information.
(c) Insider Stock Trading Arrangements:
On May 4, 2023, Rashida La Lande, Executive Vice President, Global General Counsel, and Chief Sustainability and Corporate Affairs Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 136,637 shares of Kraft Heinz common stock, as well as any shares of common stock underlying dividend equivalent units that accrue on restricted stock units when dividends are paid on shares of Kraft Heinz common stock (less any shares that may be withheld for taxes upon vesting) between August 7, 2023 and June 28, 2024, subject to certain conditions. On May 25, 2023, a revocable trust of which Miguel Patricio, Chief Executive Officer and Chair of the Board of Directors, is co-trustee and a beneficiary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 256,500 shares of Kraft Heinz common stock between August 24, 2023 and May 31, 2024, subject to certain conditions.

Item 6. Exhibits.

Exhibit No.	Descriptions
4.1
Tenth Supplemental Indenture, dated May 10, 2023, relating to the €600,000,000 Floating Rate Senior Notes due 2025, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 10, 2023).

4.2	Form of Floating Rate Senior Notes due 2025 (included in Exhibit 4.1).
10.1
First Amendment, dated as of July 21, 2023, to the Credit Agreement dated as of July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 21, 2023).

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended July 1, 2023, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	August 2, 2023
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	August 2, 2023
		By:	/s/ Vince Garlati
Vince Garlati
Vice President and Global Controller
(Principal Accounting Officer)