Form 10-Q
period 2023-09-30
Kraft Heinz Co
filed 2023-11-01
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 28, 2023, there were 1,226,538,694 shares of the registrant’s common stock outstanding.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; the influence of our largest stockholder; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of sales of our common stock in the public market; our ability to continue to pay a regular dividend and the amounts of any such dividends; disruptions in the global economy caused by geopolitical conflicts, including the ongoing conflict between Russia and Ukraine; unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and various other nations where we do business (including inflationary pressures, instability in financial institutions, general economic slowdown, recession, or a potential U.S. federal government shutdown); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations and the final determination of tax audits, including transfer pricing matters, and any related litigation; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$6,570	$6,505	$19,780	$19,104
Cost of products sold	4,335	4,662	13,171	13,346
Gross profit	2,235	1,843	6,609	5,758
Selling, general and administrative expenses, excluding impairment losses	920	798	2,675	2,437
Goodwill impairment losses	510	220	510	444
Intangible asset impairment losses	152	74	152	469
Selling, general and administrative expenses	1,582	1,092	3,337	3,350
Operating income/(loss)	653	751	3,272	2,408
Interest expense	228	228	683	704
Other expense/(income)	(35)	(22)	(94)	(211)
Income/(loss) before income taxes	460	545	2,683	1,915
Provision for/(benefit from) income taxes	206	110	594	434
Net income/(loss)	254	435	2,089	1,481
Net income/(loss) attributable to noncontrolling interest	(8)	3	(9)	8
Net income/(loss) attributable to common shareholders	$262	$432	$2,098	$1,473
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.21	$0.35	$1.71	$1.20
Diluted earnings/(loss)	0.21	0.35	1.70	1.19
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income/(loss)	$254	$435	$2,089	$1,481
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(355)	(816)	(61)	(1,500)
Net deferred gains/(losses) on net investment hedges	92	324	17	581
Amounts excluded from the effectiveness assessment of net investment hedges	7	8	21	26
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	(10)	(21)	(23)
Net deferred gains/(losses) on cash flow hedges	14	(29)	5	(101)
Amounts excluded from the effectiveness assessment of cash flow hedges	3	1	13	9
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	13	48	(18)	97
Net actuarial gains/(losses) arising during the period	—	(117)	—	(260)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(1)	(4)	(8)	(15)
Total other comprehensive income/(loss)	(235)	(595)	(52)	(1,186)
Total comprehensive income/(loss)	19	(160)	2,037	295
Comprehensive income/(loss) attributable to noncontrolling interest	(11)	2	(8)	2
Comprehensive income/(loss) attributable to common shareholders	$30	$(162)	$2,045	$293
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,052	$1,040
Trade receivables (net of allowances of $43 at September 30, 2023 and $46 at December 31, 2022)	2,103	2,120
Inventories	3,779	3,651
Prepaid expenses	245	240
Other current assets	654	842
Assets held for sale	5	4
Total current assets	7,838	7,897
Property, plant and equipment, net	6,813	6,740
Goodwill	30,310	30,833
Intangible assets, net	42,314	42,649
Other non-current assets	2,381	2,394
TOTAL ASSETS	$89,656	$90,513
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$6
Current portion of long-term debt	608	831
Trade payables	4,463	4,848
Accrued marketing	793	749
Interest payable	268	264
Other current liabilities	1,672	2,330
Total current liabilities	7,804	9,028
Long-term debt	19,270	19,233
Deferred income taxes	10,132	10,152
Accrued postemployment costs	143	144
Long-term deferred income	1,436	1,477
Other non-current liabilities	1,413	1,609
TOTAL LIABILITIES	40,198	41,643
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	24	40
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,249 shares issued and 1,227 shares outstanding at September 30, 2023; 1,243 shares issued and 1,225 shares outstanding at December 31, 2022)	12	12
Additional paid-in capital	52,004	51,834
Retained earnings/(deficit)	1,104	489
Accumulated other comprehensive income/(losses)	(2,863)	(2,810)
Treasury stock, at cost (23 shares at September 30, 2023 and 18 shares at December 31, 2022)	(981)	(847)
Total shareholders' equity	49,276	48,678
Noncontrolling interest	158	152
TOTAL EQUITY	49,434	48,830
TOTAL LIABILITIES AND EQUITY	$89,656	$90,513
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$12	$51,834	$489	$(2,810)	$(847)	$152	$48,830
Net income/(loss) excluding redeemable noncontrolling interest	—	—	836	—	—	1	837
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	62	—	4	66
Dividends declared-common stock ($0.40 per share)	—	—	(494)	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	76	—	—	(5)	3	74
Balance at April 1, 2023	$12	$51,910	$831	$(2,748)	$(852)	$160	$49,313
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,000	—	—	—	1,000
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	117	—	—	117
Dividends declared-common stock ($0.40 per share)	—	—	(495)	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	57	—	—	(18)	—	39
Balance at July 1, 2023	$12	$51,967	$1,336	$(2,631)	$(870)	$160	$49,974
Net income/(loss) excluding redeemable noncontrolling interest	—	—	262	—	—	(2)	260
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(232)	—	(3)	(235)
Dividends declared-common stock ($0.40 per share)	—	—	(494)	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	37	—	—	(111)	3	(71)
Balance at September 30, 2023	$12	$52,004	$1,104	$(2,863)	$(981)	$158	$49,434

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 25, 2021	$12	$53,379	$(1,682)	$(1,824)	$(587)	$150	$49,448
Net income/(loss) excluding redeemable noncontrolling interest	—	—	776	—	—	4	780
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	12	—	(1)	11
Dividends declared-common stock ($0.40 per share)	—	(492)	—	—	—	—	(492)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	67	1	—	(18)	—	50
Balance at March 26, 2022	$12	$52,954	$(905)	$(1,812)	$(605)	$153	$49,797
Net income/(loss) excluding redeemable noncontrolling interest	—	—	265	—	—	2	267
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(598)	—	(4)	(602)
Dividends declared-common stock ($0.40 per share)	—	(494)	—	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	60	—	—	(81)	15	(6)
Balance at June 25, 2022	$12	$52,520	$(640)	$(2,410)	$(686)	$166	$48,962
Net income/(loss) excluding redeemable noncontrolling interest	—	—	432	—	—	4	436
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(594)	—	(1)	(595)
Dividends declared-common stock ($0.40 per share)	—	(494)	—	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	51	—	—	(43)	(11)	(3)
Balance at September 24, 2022	$12	$52,077	$(208)	$(3,004)	$(729)	$158	$48,306
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 24, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,089	$1,481
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	710	685
Amortization of postemployment benefit plans prior service costs/(credits)	(10)	(11)
Divestiture-related license income	(41)	(41)
Equity award compensation expense	110	107
Deferred income tax provision/(benefit)	(15)	(184)
Postemployment benefit plan contributions	(18)	(14)
Goodwill and intangible asset impairment losses	662	913
Nonmonetary currency devaluation	27	16
Loss/(gain) on sale of business	2	(1)
Loss/(gain) on extinguishment of debt	—	(12)
Other items, net	(44)	6
Changes in current assets and liabilities:
Trade receivables	(16)	(208)
Inventories	(277)	(1,027)
Accounts payable	(221)	299
Other current assets	139	(136)
Other current liabilities	(477)	(356)
Net cash provided by/(used for) operating activities	2,620	1,517
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(779)	(632)
Payments to acquire business, net of cash acquired	—	(481)
Proceeds from sale of business, net of cash disposed and working capital adjustments	—	(20)
Other investing activities, net	41	95
Net cash provided by/(used for) investing activities	(738)	(1,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(823)	(1,157)
Proceeds from issuance of long-term debt	657	—
Debt prepayment and extinguishment (benefit)/costs	—	(17)
Proceeds from issuance of commercial paper	—	228
Repayments of commercial paper	—	(228)
Dividends paid	(1,474)	(1,470)
Other financing activities, net	(176)	(167)
Net cash provided by/(used for) financing activities	(1,816)	(2,811)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(53)	(116)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	13	(2,448)
Balance at beginning of period	1,041	3,446
Balance at end of period	$1,054	$998
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
The condensed consolidated balance sheet data at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These statements should be read in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for interim periods are not necessarily indicative of future or annual results.
Principles of Consolidation
The condensed consolidated financial statements include The Kraft Heinz Company and all of our controlled subsidiaries. All intercompany transactions are eliminated.
Reportable Segments
We manage and report our operating results through two reportable segments defined by geographic region: North America and International.
Following certain organizational changes announced on November 1, 2023, we will be evaluating the potential impact on our reportable segments. We expect that any change to our reportable segments will be effective in early 2024.
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
Held for Sale
At September 30, 2023 and December 31, 2022, we classified certain assets as held for sale in our condensed consolidated balance sheet, primarily relating to land use rights across the globe.

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At September 30, 2023, we had restricted cash recorded in other current assets of $1 million and in other non-current assets of $1 million. At December 31, 2022, we had restricted cash recorded in other non-current assets of $1 million. Total cash, cash equivalents, and restricted cash was $1,054 million at September 30, 2023 and $1,041 million at December 31, 2022.
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
Subsequent to the Just Spices Acquisition, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for the net income/(loss) attributable to the noncontrolling interest. In the third quarter of 2023, we completed the redemption of an additional 5% of the outstanding shares and own 90% of the controlling interest in Just Spices as of September 30, 2023.
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
Deal Costs:
We incurred insignificant deal costs for the three and nine months ended September 30, 2023 and the three and nine months ended September 24, 2022 related to our acquisitions. We recognized these deal costs in selling, general and administrative expenses (“SG&A”).
Divestitures
Potential Dispositions:
In the first half of 2023, we entered into agreements to sell two separate businesses within our International segment. For the nine months ended September 30, 2023, the two businesses collectively generated an insignificant amount of consolidated net sales and operating income/(loss) and approximately 1% of net sales and an insignificant amount of Segment Adjusted EBITDA for our International segment. As the expected timing for each of these transactions to close continues to be uncertain, the related assets and liabilities remain classified as held and used on the condensed consolidated balance sheet at September 30, 2023. We anticipate the collective pre-tax loss on sale of businesses to be approximately $100 million, of which approximately $60 million relates to the release of accumulated foreign currency translation losses.
Deal Costs:
We incurred insignificant deal costs for the three and nine months ended September 30, 2023 and the three and nine months ended September 24, 2022 related to our divestitures. We recognized these deal costs in SG&A.
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our restructuring activities.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on reducing our overall cost structure and streamlining our organizational design. For the nine months ended September 30, 2023, we eliminated approximately 460 positions related to these programs. As of September 30, 2023, we expect to eliminate approximately 300 additional positions during the remainder of 2023, primarily in our International segment. For the three months ended September 30, 2023, restructuring activities resulted in expenses of $45 million and included $2 million of severance and employee benefit costs, $41 million of asset-related costs, $1 million of other implementation costs, and $1 million of other exit costs. For the nine months ended September 30, 2023, restructuring activities resulted in expenses of $27 million and included $2 million of severance and employee benefit costs, $31 million of asset-related costs, a benefit of $7 million in other implementation costs, and $1 million of other exit costs. Restructuring activities resulted in expenses of $7 million for the three months and $37 million for the nine months ended September 24, 2022.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 31, 2022	$28	$11	$39
Charges/(credits)	2	1	3
Cash payments	(19)	(3)	(22)
Non-cash utilization	(2)	(1)	(3)
Balance at September 30, 2023	$9	$8	$17

We expect the majority of the liability for severance and employee benefit costs as of September 30, 2023 to be paid by the end of 2023. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2024 and 2026.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Severance and employee benefit costs - Cost of products sold	$2	$—	$7	$(3)
Severance and employee benefit costs - SG&A	—	—	(7)	12
Severance and employee benefit costs - Other expense/(income)	—	—	2	—
Asset-related costs - Cost of products sold	41	2	32	9
Asset-related costs - SG&A	—	—	(1)	—
Other costs - Cost of products sold	1	3	5	9
Other costs - SG&A	1	3	(11)	11
Other costs - Other expense/(income)	—	(1)	—	(1)
	$45	$7	$27	$37
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
North America	$9	$4	$(1)	$30
International	36	3	41	4
General corporate expenses	—	—	(13)	3
	$45	$7	$27	$37
Note 6. Inventories
Inventories consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Packaging and ingredients	$876	$1,032
Spare parts	221	208
Work in process	357	334
Finished products	2,325	2,077
Inventories	$3,779	$3,651
Note 7. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International	Total
Balance at December 31, 2022	$27,685	$3,148	$30,833
Impairment losses	(452)	(58)	(510)
Translation adjustments and other	(2)	(11)	(13)
Balance at September 30, 2023	$27,231	$3,079	$30,310

2023 Year-to-Date Goodwill Impairment Testing
We performed our 2023 annual impairment test as of July 2, 2023, which was the first day of our third quarter of 2023. In performing this test, we incorporated information that was known through the date of filing this Quarterly Report on Form 10-Q. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2023 annual impairment test, we recognized a non-cash goodwill impairment loss of approximately $510 million in SG&A, which included a $452 million impairment loss in our Canada and North America Coffee (“CNAC”) reporting unit within our North America segment and a $58 million impairment loss in our Continental Europe reporting unit within our International segment. These impairments were primarily driven by an increase in the discount rate, which was impacted by higher interest rates, a decline in market capitalization, and other market inputs. After these impairments, the goodwill carrying amount of our CNAC reporting unit is approximately $909 million and the goodwill carrying amount of our Continental Europe reporting unit is approximately $958 million.
As of the 2023 annual impairment test, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $30.1 billion and included Taste, Meals, and Away From Home (“TMA”), Fresh, Beverages, and Desserts (“FBD”), Northern Europe, Continental Europe, CNAC, and LATAM. Our Asia reporting unit had between 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $309 million as of the 2023 annual impairment test date.
As of September 30, 2023, and following the goodwill impairments recorded during the third quarter, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $30.3 billion at September 30, 2023. Accumulated impairment losses to goodwill were $11.8 billion as of September 30, 2023 and $11.3 billion as of December 31, 2022.
2022 Year-to-Date Goodwill Impairment Testing
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
We performed our pre-reorganization impairment test as of March 27, 2022, which was the first day of our second quarter of 2022. There were six reporting units affected by the reassignment of assets and liabilities that maintained a goodwill balance as of our pre-reorganization impairment test date. These reporting units were Enhancers, Specialty, and Away From Home (“ESA”); Kids, Snacks, and Beverages (“KSB”); Meal Foundations and Coffee (“MFC”); Puerto Rico; Canada Retail; and Canada Foodservice. One other reporting unit did not have a goodwill balance as of our pre-reorganization impairment test date. As a result of our pre-reorganization impairment test, we recognized a non-cash impairment loss of approximately $235 million in SG&A in our North America segment in the second quarter of 2022. This included a $221 million impairment loss related to our Canada Retail reporting unit and a $14 million impairment loss related to our Puerto Rico reporting unit. The impairment of our Canada Retail reporting unit was primarily driven by an increase in the discount rate, which was impacted by higher interest rates and other market inputs, as well as a revised downward outlook for operating margin. The impairment of our Puerto Rico reporting unit was primarily driven by a revised downward outlook for operating margin. The remaining reporting units tested as part of our pre-reorganization impairment test each had excess fair value over carrying amount as of March 27, 2022.
We performed our post-reorganization impairment test in conjunction with our Q2 2022 Annual Impairment Test and tested the new North America reporting units (TMA, FBD, CNAC, and Other North America) along with the reporting units in our International segment. The new North America reporting units’ goodwill carrying amounts for the post-reorganization and Q2 2022 Annual Impairment Test reflected the pre-reorganization test results, including impairments recorded. We tested our reporting units for impairment as of the first day of our second quarter, which was March 27, 2022 for our Q2 2022 Annual Impairment Test. In performing this test, we incorporated information that was known through the date of filing our Quarterly Report on Form 10-Q for the three months ended June 25, 2022. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our Q2 2022 Annual Impairment Test, we determined that the fair value of each of the reporting units tested was in excess of its carrying amount.

We performed our Q3 2022 Annual Impairment Test as of June 26, 2022, which was the first day of our third quarter of 2022. In performing this test, we incorporated information that was known through the date of filing of our Quarterly Report on Form 10-Q for the period ended September 24, 2022. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our Q3 2022 Annual Impairment Test, we recognized a non-cash impairment loss of approximately $220 million in SG&A in our North America segment related to our CNAC reporting unit. The impairment of our CNAC reporting unit was primarily driven by reduced revenue growth assumptions and negative macroeconomic factors, including increased interest rates and foreign currency exchange rates for the Canadian dollar relative to the U.S. dollar.
See Note 8, Goodwill and Intangible Assets, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these impairment losses.
Additional Goodwill Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill impairments.
Our reporting units that were impaired in 2023 and 2022 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, reporting units that have 20% or less excess fair value over carrying amount as of the 2023 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting unit has more than 20% excess fair value over carrying amount as of the 2023 annual impairment test, this amount is also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 31, 2022	$38,552
Impairment losses	(152)
Transfers to definite-lived intangible assets	(73)
Translation adjustments and other	13
Balance at September 30, 2023	$38,340
2023 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.3 billion at September 30, 2023.
As a result of our 2023 annual impairment test as of July 2, 2023, we recognized non-cash intangible asset impairment losses of $152 million in SG&A in the third quarter of 2023 related to Maxwell House, Cool Whip, and two other brands. We utilized the relief from royalty method under the income approach to estimate the fair values and recorded non-cash impairment losses of $139 million in our North America segment and $13 million in our International segment, consistent with ownership of the trademarks. The impairment of these four brands was primarily due to an increase in the discount rate, which was impacted by higher interest rates, a decline in market capitalization, and other market inputs, as well as sustained expectations of declining revenue growth in future years, and decreased margin expectations. After these impairments, the aggregate carrying amount of these brands was $942 million.
As of the 2023 annual impairment test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $18.7 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $4.2 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $15.7 billion.

As part of the 2023 annual impairment test, we reclassified two indefinite-lived intangible assets to definite-lived intangible assets related to trademarks in our International segment that had a history of impairment and limited capital investment. After the fair value assessment of these brands as part of the 2023 annual impairment test, we transferred $73 million from indefinite-lived intangible assets to definite-lived trademarks as of July 2, 2023 and recognized three months of amortization expense as of September 30, 2023.
2022 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
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
Additional Indefinite-Lived Intangible Asset Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to intangible asset impairments.
Our brands that were impaired in 2023 and 2022 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of the 2023 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of the 2023 annual impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,285	$(721)	$1,564	$2,223	$(649)	$1,574
Customer-related assets	3,682	(1,281)	2,401	3,690	(1,177)	2,513
Other	12	(3)	9	13	(3)	10
	$5,979	$(2,005)	$3,974	$5,926	$(1,829)	$4,097
Amortization expense for definite-lived intangible assets was $61 million for the three months and $187 million for the nine months ended September 30, 2023 and $64 million for the three months and $193 million for the nine months ended September 24, 2022. Aside from amortization expense, the change in definite-lived intangible assets from December 31, 2022 to September 30, 2023 primarily reflects the transfer of $73 million from indefinite-lived intangible assets to definite-lived intangible assets related to trademarks in our International segment and the impacts of foreign currency.

In the third quarter of 2022, we recorded $7 million of non-cash intangible asset impairment losses to SG&A related to two trademarks in our International segment that had net carrying values that were deemed not to be recoverable.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $250 million in 2023, $260 million in each of the following four years, and $250 million in 2028.
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
Our effective tax rate for the three months ended September 30, 2023 was an expense of 44.7% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, including non-deductible goodwill impairments (29.0%) and a net increase in uncertain tax position reserves. These impacts were partially offset by favorable changes in estimates of certain 2022 U.S. income and deductions and the geographic mix of pre-tax income in various non-U.S. jurisdictions.
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
The year-over-year increase in the effective tax rate for the three month period was due primarily to the impact of higher non-deductible goodwill impairments in the current period.
Our effective tax rate for the nine months ended September 30, 2023 was an expense of 22.1% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions and certain net discrete items, including the net decrease in uncertain tax position reserves primarily in the U.S. resulting from a conclusion of the IRS’s income tax examination for the year 2017 and the lapsing of the statute of limitations for such year (2.1%), as well as favorable changes in estimates of certain 2022 U.S. income and deductions. These impacts were partially offset by the impact of certain unfavorable net discrete items, primarily non-deductible goodwill impairments (5.0%).
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
The year-over-year decrease in the effective tax rate for the nine month period was due primarily to the impact of changes in uncertain tax position reserves in the current year period.
Other Income Tax Matters:
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we are currently under examination for income taxes by the IRS for the years 2018 and 2019. In the third quarter of 2023, we received two Notices of Proposed Adjustment (the “NOPAs”) relating to transfer pricing with our foreign subsidiaries. The NOPAs propose an increase to our U.S. taxable income that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2018 and approximately $210 million for 2019, excluding interest, and assert penalties of approximately $85 million for each of 2018 and 2019. We strongly disagree with the IRS’s positions, believe that our tax positions are well documented and properly supported, and intend to vigorously contest the positions taken by the IRS and pursue all available administrative and judicial remedies. Therefore, we have not recorded any reserves related to this issue. While we are not currently under audit for years after 2019, we continue to maintain the same operating model and transfer pricing methodology with our foreign subsidiaries that was in place for the years 2018 and 2019. We believe our income tax reserves are appropriate for all open tax years and that final adjudication of this matter will not have a material impact on our results of operations and cash flows. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and/or potential penalties, our results of operations and cash flows could be materially affected.

In the second quarter of 2022, we paid cash taxes of approximately $620 million related to the sale of certain assets in our global cheese business and the licensing of certain trademarks (the “Cheese Transaction”).
Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 31, 2022	9,559,063	$46.80
Granted	794,301	38.40
Forfeited	(725,706)	66.15
Exercised	(1,479,202)	33.48
Outstanding at September 30, 2023	8,148,456	46.68
The aggregate intrinsic value of stock options exercised during the period was $10 million for the nine months ended September 30, 2023.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	9,330,718	$34.36
Granted	2,578,646	38.29
Forfeited	(527,416)	36.36
Vested	(3,601,311)	31.60
Outstanding at September 30, 2023	7,780,637	36.80
The aggregate fair value of RSUs that vested during the period was $133 million for the nine months ended September 30, 2023.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	4,018,654	$32.15
Granted	2,234,387	33.33
Forfeited	(375,702)	33.33
Vested	(945,056)	26.72
Outstanding at September 30, 2023	4,932,283	33.65
The aggregate fair value of PSUs that vested during the period was $33 million for the nine months ended September 30, 2023.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our postemployment-related accounting policies.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Service cost	$—	$1	$2	$3
Interest cost	35	34	17	9
Expected return on plan assets	(48)	(48)	(23)	(17)
Amortization of prior service costs/(credits)	—	—	1	1
Amortization of unrecognized losses/(gains)	—	—	4	—
Settlements	—	1	—	—
Net pension cost/(benefit)	$(13)	$(12)	$1	$(4)

	For the Nine Months Ended
	U.S. Plans		Non-U.S. Plans
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Service cost	$1	$3	$5	$10
Interest cost	106	82	50	28
Expected return on plan assets	(146)	(145)	(66)	(53)
Amortization of prior service costs/(credits)	—	—	1	1
Amortization of unrecognized losses/(gains)	—	—	10	1
Special/contractual termination benefits	—	—	2	—
Net pension cost/(benefit)	$(39)	$(60)	$2	$(13)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $9 million during the nine months ended September 30, 2023 and plan to make further contributions of approximately $1 million during the remainder of 2023. We did not contribute to our U.S. pension plans during the nine months ended September 30, 2023 and do not plan to make contributions during the remainder of 2023. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2023. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Service cost	$1	$1	$2	$3
Interest cost	10	9	28	19
Expected return on plan assets	(14)	(13)	(41)	(40)
Amortization of prior service costs/(credits)	(4)	(5)	(11)	(12)
Amortization of unrecognized losses/(gains)	(3)	(3)	(11)	(12)
Net postretirement cost/(benefit)	$(10)	$(11)	$(33)	$(42)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.

Employer Contributions:
During the nine months ended September 30, 2023, we contributed $9 million to our postretirement benefit plans. We plan to make further contributions of approximately $3 million to our postretirement benefit plans during the remainder of 2023. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2023. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	September 30, 2023	December 31, 2022
Commodity contracts	$855	$1,166
Foreign exchange contracts	2,792	3,139
Cross-currency contracts	6,099	6,336
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	September 30, 2023
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$25	$11	$25	$11
Cross-currency contracts(b)	—	—	209	102	209	102
Derivatives not designated as hedging instruments:
Commodity contracts(c)	44	34	2	2	46	36
Foreign exchange contracts(a)	—	—	19	23	19	23
Total fair value	$44	$34	$255	$138	$299	$172
(a)    At September 30, 2023, the fair value of our derivative assets was recorded in other current assets ($40 million) and other non-current assets ($4 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($32 million) and other non-current liabilities ($2 million).
(b)    At September 30, 2023, the fair value of our derivative assets was recorded in other current assets ($139 million) and other non-current assets ($70 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($37 million) and other non-current liabilities ($65 million).
(c)     At September 30, 2023, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $132 million at September 30, 2023 and $222 million at December 31, 2022. At September 30, 2023, related to commodity derivative margin requirements, we had collected collateral of $20 million, which was included in other current liabilities on our condensed consolidated balance sheet, and we had posted an insignificant amount of collateral, which was included in prepaid expenses on our condensed consolidated balance sheet. At December 31, 2022, we had posted collateral of $43 million related to commodity derivative margin requirements, which were included in prepaid expenses on our condensed consolidated balance sheet.
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
Net Investment Hedging:
At September 30, 2023, we had the following items designated as net investment hedges:
•Non-derivative foreign-denominated debt with principal amounts of €600 million and £400 million; and
•Cross-currency contracts with notional amounts of C$1.4 billion ($1.0 billion), €1.8 billion ($2.0 billion), JPY9.6 billion ($68 million), and CNH500 million ($68 million).
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At September 30, 2023, we had euro intercompany loans with an aggregate notional amount of $106 million.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-denominated debt.

Cash Flow Hedge Coverage:
At September 30, 2023, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 28 months and cross-currency contracts designated as cash flow hedges for periods not exceeding the next 56 months.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at September 30, 2023 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) during the next 12 months on foreign currency cash flow hedges and cross-currency cash flow hedges to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges during the next 12 months to be insignificant.
Acquisition Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. For the nine months ended September 24, 2022, the related derivative gains were $38 million, which were recorded within other expense/(income). These gains were classified as other losses/(gains) related to acquisitions and divestitures. These derivative contracts settled in our second quarter of 2022. See Note 4, Acquisitions and Divestitures, for additional information related to the Hemmer Acquisition.
Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Cash flow hedges:
Foreign exchange contracts	$—	$—	$—	$1	Net sales
Foreign exchange contracts	29	38	11	44	Cost of products sold
Foreign exchange contracts (excluded component)	(3)	(8)	(6)	(13)	Cost of products sold
Foreign exchange contracts	—	2	—	3	SG&A
Cross-currency contracts	(14)	(99)	20	(208)	Other expense/(income)
Cross-currency contracts (excluded component)	7	8	20	22	Other expense/(income)
Cross-currency contracts	(7)	(9)	(20)	(23)	Interest expense
Interest rate contracts	—	—	(3)	—	Interest expense
Net investment hedges:
Foreign exchange contracts	1	11	4	23	Other expense/(income)
Foreign exchange contracts (excluded component)	—	—	1	(1)	Interest expense
Cross-currency contracts	77	287	7	512	Other expense/(income)
Cross-currency contracts (excluded component)	10	11	27	35	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$100	$241	$61	$395

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	September 30, 2023			September 24, 2022
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	SG&A	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,335	$228	$(35)	$4,662	$1,092	$228	$(22)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$8	$—	$—	$1	$2	$—	$—
Foreign exchange contracts (excluded component)	(3)	—	—	(2)	—	—	—
Interest rate contracts	—	—	—	—	—	(1)	—
Cross-currency contracts	—	(8)	(31)	—	—	(8)	(90)
Cross-currency contracts (excluded component)	—	—	7	—	—	—	8
Net investment hedges:
Foreign exchange contracts (excluded component)	—	1	—	—	—	—	—
Cross-currency contracts (excluded component)	—	9	—	—	—	11	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	24	—	—	(56)	—	—	—
Foreign exchange contracts	—	—	(5)	—	—	—	(50)
Cross-currency contracts	—	—	(1)	—	—	—	(2)
Total gains/(losses) recognized in statements of income	$29	$2	$(30)	$(57)	$2	$2	$(134)

	For the Nine Months Ended
	September 30, 2023			September 24, 2022
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	SG&A	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$13,171	$683	$(94)	$13,346	$3,350	$704	$(211)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$27	$—	$—	$(6)	$2	$—	$—
Foreign exchange contracts (excluded component)	(8)	—	—	(5)	—	—	—
Interest rate contracts	—	—	—	—	—	(1)	—
Cross-currency contracts	—	(21)	(2)	—	—	(23)	(170)
Cross-currency contracts (excluded component)	—	—	20	—	—	—	22
Net investment hedges:
Foreign exchange contracts (excluded component)	—	1	—	—	—	(1)	—
Cross-currency contracts (excluded component)	—	26	—	—	—	31	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(50)	—	—	92	—	—	—
Foreign exchange contracts	—	—	(12)	—	—	—	(47)
Cross-currency contracts	—	—	2	—	—	—	—
Total gains/(losses) recognized in statements of income	$(31)	$6	$8	$81	$2	$6	$(195)
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign-denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $44 million for the three months and $12 million for the nine months ended September 30, 2023 and $129 million for the three months and $230 million for the nine months ended September 24, 2022. These amounts were recognized in other comprehensive income/(loss).

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 31, 2022	$(2,845)	$(30)	$65	$(2,810)
Foreign currency translation adjustments	(62)	—	—	(62)
Net deferred gains/(losses) on net investment hedges	17	—	—	17
Amounts excluded from the effectiveness assessment of net investment hedges	21	—	—	21
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(21)	—	—	(21)
Net deferred gains/(losses) on cash flow hedges	—	—	5	5
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	13	13
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(18)	(18)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(8)	—	(8)
Total other comprehensive income/(loss)	(45)	(8)	—	(53)
Balance as of September 30, 2023	$(2,890)	$(38)	$65	$(2,863)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	September 30, 2023			September 24, 2022
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(352)	$—	$(352)	$(815)	$—	$(815)
Net deferred gains/(losses) on net investment hedges	122	(30)	92	427	(103)	324
Amounts excluded from the effectiveness assessment of net investment hedges	10	(3)	7	11	(3)	8
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(10)	2	(8)	(11)	1	(10)
Net deferred gains/(losses) on cash flow hedges	8	6	14	(68)	39	(29)
Amounts excluded from the effectiveness assessment of cash flow hedges	4	(1)	3	—	1	1
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	27	(14)	13	90	(42)	48
Net actuarial gains/(losses) arising during the period	—	—	—	(154)	37	(117)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(2)	1	(1)	(6)	2	(4)

	For the Nine Months Ended
	September 30, 2023			September 24, 2022
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(62)	$—	$(62)	$(1,494)	$—	$(1,494)
Net deferred gains/(losses) on net investment hedges	23	(6)	17	765	(184)	581
Amounts excluded from the effectiveness assessment of net investment hedges	28	(7)	21	34	(8)	26
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(27)	6	(21)	(30)	7	(23)
Net deferred gains/(losses) on cash flow hedges	8	(3)	5	(183)	82	(101)
Amounts excluded from the effectiveness assessment of cash flow hedges	14	(1)	13	9	—	9
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(16)	(2)	(18)	181	(84)	97
Net actuarial gains/(losses) arising during the period	—	—	—	(345)	85	(260)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(11)	3	(8)	(22)	7	(15)
The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$(1)	$—	$(1)	$1	Interest expense
Cross-currency contracts(a)	(9)	(11)	(26)	(31)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	(5)	1	(19)	11	Cost of products sold
Foreign exchange contracts(b)	—	(2)	—	(2)	SG&A
Cross-currency contracts(b)	24	82	(18)	148	Other expense/(income)
Cross-currency contracts(b)	8	8	21	23	Interest expense
Interest rate contracts(c)	—	1	—	1	Interest expense
Losses/(gains) on hedges before income taxes	17	79	(43)	151
Losses/(gains) on hedges, income taxes	(12)	(41)	4	(77)
Losses/(gains) on hedges	$5	$38	$(39)	$74
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$1	$(3)	$(1)	$(11)
Amortization of prior service costs/(credits)(d)	(3)	(4)	(10)	(11)
Settlement and curtailment losses/(gains)(d)	—	1	—	—
Losses/(gains) on postemployment benefits before income taxes	(2)	(6)	(11)	(22)
Losses/(gains) on postemployment benefits, income taxes	1	2	3	7
Losses/(gains) on postemployment benefits	$(1)	$(4)	$(8)	$(15)
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
Note 13. Financing Arrangements
Product Financing Arrangements:
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our condensed consolidated balance sheets. We had approximately $40 million at September 30, 2023 and approximately $87 million at December 31, 2022 on our condensed consolidated balance sheets related to these arrangements.
Transfers of Financial Assets:
Since 2020, we have had a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. Receivables sold under this accounts receivable factoring program were approximately $242 million during the three months and $863 million during the nine months ended September 30, 2023, with no amounts outstanding as of September 30, 2023. The incremental costs of factoring receivables under this arrangement were insignificant for the three and nine months ended September 30, 2023. No receivables were sold under this accounts receivable factoring program during the three or nine months ended September 24, 2022, and there was an insignificant amount outstanding as of December 31, 2022. The proceeds from the sales of receivables are included in cash flows from operating activities on the condensed consolidated statement of cash flows.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from zero to 200 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions. We pledged no assets in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $0.8 billion at September 30, 2023 and $1.1 billion at December 31, 2022. The amounts were included in trade payables on our condensed consolidated balance sheets.
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

Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors were defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated amended class action complaint, which was filed on August 14, 2020 and also named 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) as defendants, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, Company documents, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleges the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. In February 2023, the parties to the litigation reached a preliminary class settlement agreement. Related to that agreement, we recorded a net expense of $210 million within SG&A in our consolidated statements of income for the fourth quarter of 2022, representative of the Company’s then-estimated liability after insurance recoveries and contributions from other defendants. The Company’s liability and the insurance recoveries are reflected in current liabilities and current assets on the condensed consolidated balance sheets at December 31, 2022. In the third quarter of 2023, we paid our remaining liability after insurance recoveries. On September 12, 2023, the United States District Court for the Northern District of Illinois issued a Judgment Approving Class Action Settlement, wherein it granted final approval of the class settlement and dismissed the lawsuit with prejudice.
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities are named as defendants in two stockholder derivative actions pending in the Delaware Court of Chancery, Datnoff, et al. v. Behring, et al., which was filed on May 6, 2022, and Felicetti, et al. v. Behring, et al., which was filed on March 6, 2023. The complaints allege state law claims and contend that The Kraft Heinz Company’s Board of Directors wrongfully refused plaintiffs’ demands to pursue legal action against the named defendants. Specifically, the complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets. The complaints further allege that the 3G Entities and certain of the Company’s current and former officers and directors breached their fiduciary duties by engaging in insider trading and misappropriating the Company’s material, non-public information, or aided and abetted such alleged breaches of fiduciary duty. The complaints seek relief against the defendants, principally in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. We intend to vigorously defend against these lawsuits; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.
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
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of September 30, 2023.
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
Fair Value of Debt:
At September 30, 2023, the aggregate fair value of our total debt was $18.0 billion as compared with a carrying value of $19.9 billion. At December 31, 2022, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $20.1 billion. Our short-term debt had a carrying value that approximated its fair value at September 30, 2023 and December 31, 2022. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Lease Arrangements
In June 2023, we entered into a non-cancellable synthetic lease for a distribution facility, for which we are the construction agent, with an estimated construction cost of approximately $400 million. The lease will commence upon completion of construction of the facility which is expected to be in the later part of 2025. The term of the lease is five years after commencement. At the end of the lease term, we will be required to either purchase the facility or, in the event that option is not elected, to remarket the facility. Upon lease commencement, the lease classification, right-of-use asset, and lease liability will be determined and recorded. The lease arrangement contains a residual value guarantee of approximately 85% of the total construction cost. The construction agreement and lease contain covenants that are consistent with our Senior Credit Facility as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$262	$432	$2,098	$1,473
Weighted average shares of common stock outstanding	1,229	1,227	1,228	1,226
Net earnings/(loss)	$0.21	$0.35	$1.71	$1.20
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$262	$432	$2,098	$1,473
Weighted average shares of common stock outstanding	1,229	1,227	1,228	1,226
Effect of dilutive equity awards	6	8	7	9
Weighted average shares of common stock outstanding, including dilutive effect	1,235	1,235	1,235	1,235
Net earnings/(loss)	$0.21	$0.35	$1.70	$1.19
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 7 million for the three and nine months ended September 30, 2023 and 8 million for the three and 7 million for the nine months ended September 24, 2022.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales:
North America	$4,995	$5,016	$14,959	$14,656
International	1,575	1,489	4,821	4,448
Total net sales	$6,570	$6,505	$19,780	$19,104

Segment Adjusted EBITDA was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Segment Adjusted EBITDA:
North America	$1,390	$1,213	$4,108	$3,734
International	259	243	804	733
General corporate expenses	(84)	(58)	(255)	(207)
Depreciation and amortization (excluding restructuring activities)	(234)	(227)	(680)	(676)
Divestiture-related license income	14	14	41	41
Restructuring activities	(45)	(8)	(25)	(38)
Deal costs	—	—	—	(8)
Unrealized gains/(losses) on commodity hedges	48	(84)	53	(65)
Impairment losses	(662)	(314)	(662)	(999)
Certain non-ordinary course legal and regulatory matters	—	—	(2)	—
Equity award compensation expense	(33)	(28)	(110)	(107)
Operating income/(loss)	653	751	3,272	2,408
Interest expense	228	228	683	704
Other expense/(income)	(35)	(22)	(94)	(211)
Income/(loss) before income taxes	$460	$545	$2,683	$1,915
Net sales by platform were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Taste Elevation	$2,196	$2,040	$6,750	$6,020
Fast Fresh Meals	1,418	1,468	4,197	4,300
Easy Meals Made Better	1,300	1,261	3,859	3,726
Real Food Snacking	353	367	966	1,023
Flavorful Hydration	486	516	1,545	1,527
Easy Indulgent Desserts	265	248	755	719
Other	552	605	1,708	1,789
Total net sales	$6,570	$6,505	$19,780	$19,104
Net sales by product category were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Condiments and sauces	$2,171	$2,048	$6,730	$6,012
Cheese and dairy	909	932	2,709	2,745
Ambient foods	759	730	2,197	2,136
Frozen and chilled foods	757	731	2,185	2,113
Meats and seafood	626	704	1,865	2,025
Refreshment beverages	485	516	1,542	1,530
Coffee	220	213	652	644
Infant and nutrition	85	94	274	305
Desserts, toppings, and baking	299	276	854	808
Other	259	261	772	786
Total net sales	$6,570	$6,505	$19,780	$19,104

Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Amortization of postemployment benefit plans prior service costs/(credits)	$(3)	$(4)	$(10)	$(11)
Net pension and postretirement non-service cost/(benefit)(a)	(22)	(28)	(68)	(120)
Loss/(gain) on sale of business	—	—	2	(1)
Interest income	(12)	(7)	(28)	(18)
Foreign exchange losses/(gains)	(25)	(117)	21	(254)
Derivative losses/(gains)	30	134	(8)	195
Other miscellaneous expense/(income)	(3)	—	(3)	(2)
Other expense/(income)	$(35)	$(22)	$(94)	$(211)
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
Other expense/(income) was $35 million of income for the three months ended September 30, 2023 compared to $22 million of income for the three months ended September 24, 2022. This change was primarily driven by a $30 million net loss on derivative activities in the third quarter of 2023 compared to a $134 million net loss on derivative activities in the third quarter of 2022, which more than offset a $25 million net foreign exchange gain in the third quarter of 2023 compared to a $117 million net foreign exchange gain in the third quarter of 2022.
Other expense/(income) was $94 million of income for the nine months ended September 30, 2023 compared to $211 million of income for the nine months ended September 24, 2022. This change was primarily driven by a $21 million net foreign exchange loss in 2023 compared to a $254 million net foreign exchange gain in 2022 and a $52 million decrease in non-cash net pension and postretirement non-service benefits compared to the prior year period. These impacts were partially offset by an $8 million net gain on derivative activities in 2023 compared to a $195 million net loss on derivative activities in 2022.

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
Following certain organizational changes announced on November 1, 2023, we will be evaluating the potential impact on our reportable segments. We expect that any change to our reportable segments will be effective in early 2024.
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
Conflict Between Russia and Ukraine:
For the nine months ended September 30, 2023 and the year ended December 31, 2022, approximately 1% of consolidated net sales, net income/(loss), and Adjusted EBITDA were generated from our business in Russia. As of September 30, 2023, less than 1% of consolidated total assets were located in Russia and we had approximately 1,100 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. We will continue to monitor the impact that this conflict has on our business; however, through the third quarter of 2023, the conflict between Russia and Ukraine did not have a material impact on our financial condition, results of operations, or cash flows.
Items Affecting Comparability of Financial Results
Inflation and Supply Chain Impacts:
During the nine months ended September 30, 2023, we experienced increased supply chain costs, including procurement and manufacturing costs, largely due to inflationary pressures, as compared to the prior year period. We expect inflation to moderate through the remainder of 2023 and to be lower than we experienced in 2022. While these costs have a negative impact on our results of operations, we have taken measures to mitigate the impact of this inflation through pricing actions, efficiency gains, and hedging strategies. However, there has been, and we expect that there could continue to be, a difference between the timing of when these mitigative actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted, and could continue to negatively impact, our market share.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023	September 24, 2022	% Change	September 30, 2023	September 24, 2022	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,570	$6,505	1.0%	$19,780	$19,104	3.5%
Operating income/(loss)	653	751	(13.1)%	3,272	2,408	35.9%
Net income/(loss)	254	435	(41.7)%	2,089	1,481	41.0%
Net income/(loss) attributable to common shareholders	262	432	(39.5)%	2,098	1,473	42.4%
Diluted EPS	0.21	0.35	(40.0)%	1.70	1.19	42.9%
Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023	September 24, 2022	% Change	September 30, 2023	September 24, 2022	% Change
	(in millions)			(in millions)
Net sales	$6,570	$6,505	1.0%	$19,780	$19,104	3.5%
Organic Net Sales(a)	6,582	6,472	1.7%	19,926	18,994	4.9%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 24, 2022:
Net sales increased 1.0% to $6.6 billion for the three months ended September 30, 2023 compared to $6.5 billion for the three months ended September 24, 2022, including the unfavorable impacts of foreign currency (0.5 pp) and acquisitions and divestitures (0.2 pp). Organic Net Sales increased 1.7% to $6.6 billion for the three months ended September 30, 2023 compared to $6.5 billion for the three months ended September 24, 2022, primarily driven by higher pricing (7.1 pp), which more than offset unfavorable volume/mix (5.4 pp). Pricing was higher in both segments, while volume/mix was unfavorable in both segments.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 24, 2022:
Net sales increased 3.5% to $19.8 billion for the nine months ended September 30, 2023 compared to $19.1 billion for the nine months ended September 24, 2022, including the unfavorable impacts of foreign currency (1.3 pp) and acquisitions and divestitures (0.1 pp). Organic Net Sales increased 4.9% to $19.9 billion for the nine months ended September 30, 2023 compared to $19.0 billion for the nine months ended September 24, 2022, primarily driven by higher pricing (10.8 pp), which more than offset unfavorable volume/mix (5.9 pp). Pricing was higher in both segments, while volume/mix was unfavorable in both segments.
Net Income/(Loss):

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023	September 24, 2022	% Change	September 30, 2023	September 24, 2022	% Change
	(in millions)			(in millions)
Operating income/(loss)	$653	$751	(13.1)%	3,272	2,408	35.9%
Net income/(loss)	254	435	(41.7)%	2,089	1,481	41.0%
Net income/(loss) attributable to common shareholders	262	432	(39.5)%	2,098	1,473	42.4%
Adjusted EBITDA(a)	1,565	1,398	11.9%	4,657	4,260	9.3%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 24, 2022:
Operating income/(loss) decreased 13.1% to income of $653 million for the three months ended September 30, 2023 compared to income of $751 million for the three months ended September 24, 2022, primarily due to higher non-cash impairment losses, higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs, unfavorable volume/mix, and increased SG&A due in part to investments in marketing, technology, and research and development. These decreases to operating income/(loss) were partially offset by higher pricing, efficiency gains, and reduced commodity costs, including the impact of realized and unrealized gains and losses on commodity hedges.
Net income/(loss) decreased 41.7% to income of $254 million for the three months ended September 30, 2023 compared to income of $435 million for the three months ended September 24, 2022. This decrease was due to the operating income/(loss) factors discussed above and higher tax expense, which more than offset favorable changes in other expense/(income). Interest expense was flat compared to the prior year period.
•Our effective tax rate for the three months ended September 30, 2023 was an expense of 44.7% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, including non-deductible goodwill impairments (29.0%) and a net increase in uncertain tax position reserves. These impacts were partially offset by favorable changes in estimates of certain 2022 U.S. income and deductions and the geographic mix of pre-tax income in various non-U.S. jurisdictions. Our effective tax rate for the three months ended September 24, 2022 was an expense of 20.2% on pre-tax income. Our effective tax rate was impacted by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable net discrete items, including the revaluation of deferred tax balances due to changes in state tax rates and favorable changes in estimates of certain 2021 U.S. income and deductions. These impacts were partially offset by the impact of certain unfavorable net discrete items, primarily non-deductible goodwill impairments (10.3%). The year-over-year increase in the effective tax rate for the three month period was due primarily to the impact of higher non-deductible goodwill impairments in the current period.
•Other expense/(income) was $35 million of income for the three months ended September 30, 2023 compared to $22 million of income for the three months ended September 24, 2022. This change was primarily driven by a $30 million net loss on derivative activities in the third quarter of 2023 compared to a $134 million net loss on derivative activities in the third quarter of 2022, which more than offset a $25 million net foreign exchange gain in the third quarter of 2023 compared to a $117 million net foreign exchange gain in the third quarter of 2022.
Adjusted EBITDA increased 11.9% to $1.6 billion for the three months ended September 30, 2023 compared to $1.4 billion for the three months ended September 24, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs, unfavorable volume/mix, increased SG&A due in part to investments in marketing, technology, and research and development, increased commodity costs, including the impact of realized gains and losses on commodity hedges, and the unfavorable impact of foreign currency (1.0 pp).
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 24, 2022:
Operating income/(loss) increased 35.9% to income of $3.3 billion for the nine months ended September 30, 2023 compared to income of $2.4 billion for the nine months ended September 24, 2022, primarily driven by higher pricing, efficiency gains, and lower non-cash impairment losses, which more than offset higher commodity costs, including the impact of realized and unrealized gains and losses on commodity hedges, higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs, unfavorable volume/mix, and increased SG&A due in part to investments in marketing, technology, and research and development.
Net income/(loss) increased 41.0% to income of $2.1 billion for the nine months ended September 30, 2023 compared to income of $1.5 billion for the nine months ended September 24, 2022. This increase was driven by the operating income/(loss) factors discussed above, and lower interest expense, which more than offset higher tax expense and unfavorable changes in other expense/(income).
•Interest expense was $683 million for the nine months ended September 30, 2023 compared to $704 million for the nine months ended September 24, 2022.

•Our effective tax rate for the nine months ended September 30, 2023 was an expense of 22.1% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions and certain net discrete items, including the net decrease in uncertain tax position reserves primarily in the U.S. resulting from a conclusion of the IRS’s income tax examination for the year 2017 and the lapsing of the statute of limitations for such year (2.1%), as well as favorable changes in estimates of certain 2022 U.S. income and deductions. These impacts were partially offset by the impact of certain unfavorable net discrete items, primarily non-deductible goodwill impairments (5.0%). Our effective tax rate for the nine months ended September 24, 2022 was an expense of 22.7% on pre-tax income. Our effective tax rate was impacted by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable net discrete items, primarily the revaluation of deferred tax balances due to changes in state tax rates. This impact was partially offset by the impact of certain unfavorable net discrete items, primarily non-deductible goodwill impairments (6.1%). The year-over-year decrease in the effective tax rate for the nine month period was due primarily to the impact of changes in uncertain tax position reserves in the current year period.
•Other expense/(income) was $94 million of income for the nine months ended September 30, 2023 compared to $211 million of income for the nine months ended September 24, 2022. This change was primarily driven by a $21 million net foreign exchange loss in 2023 compared to a $254 million net foreign exchange gain in 2022 and a $52 million decrease in non-cash net pension and postretirement non-service benefits compared to the prior year period. These impacts were partially offset by an $8 million net gain on derivative activities in 2023 compared to a $195 million net loss on derivative activities in 2022.
Adjusted EBITDA increased 9.3% to $4.7 billion for the nine months ended September 30, 2023 compared to $4.3 billion for the nine months ended September 24, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher commodity costs, including the impact of realized gains and losses on commodity hedges, higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs, unfavorable volume/mix, increased SG&A due in part to investments in marketing, technology, and research and development, and the unfavorable impact of foreign currency (1.3 pp).
Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023	September 24, 2022	% Change	September 30, 2023	September 24, 2022	% Change
Diluted EPS	$0.21	$0.35	(40.0)%	$1.70	$1.19	42.9%
Adjusted EPS(a)	0.72	0.63	14.3%	2.20	1.93	14.0%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 24, 2022:
Diluted EPS decreased 40.0% to $0.21 for the three months ended September 30, 2023 compared to $0.35 for the three months ended September 24, 2022, primarily due to the net income/(loss) factors discussed above.

	For the Three Months Ended
	September 30, 2023	September 24, 2022	$ Change	% Change
Diluted EPS	$0.21	$0.35	$(0.14)	(40.0)%
Restructuring activities	0.03	0.01	0.02
Unrealized losses/(gains) on commodity hedges	(0.03)	0.05	(0.08)
Impairment losses	0.50	0.23	0.27
Losses/(gains) on sale of business	—	(0.01)	0.01
Nonmonetary currency devaluation	0.01	0.01	—
Debt prepayment and extinguishment (benefit)/costs	—	(0.01)	0.01
Adjusted EPS(a)	$0.72	$0.63	$0.09	14.3%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.11
Other expense/(income)			0.01
Effective tax rate			(0.03)
			$0.09
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 14.3% to $0.72 for the three months ended September 30, 2023 compared to $0.63 for the three months ended September 24, 2022. This increase was primarily driven by higher Adjusted EBITDA and favorable changes in other expense/(income), which more than offset higher taxes on adjusted earnings.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 24, 2022:
Diluted EPS increased 42.9% to $1.70 for the nine months ended September 30, 2023 compared to $1.19 for the nine months ended September 24, 2022, primarily driven by the net income/(loss) factors discussed above.

	For the Nine Months Ended
	September 30, 2023	September 24, 2022	$ Change	% Change
Diluted EPS	$1.70	$1.19	$0.51	42.9%
Restructuring activities	0.02	0.02	—
Deal costs	—	0.01	(0.01)
Unrealized losses/(gains) on commodity hedges	(0.03)	0.04	(0.07)
Impairment losses	0.50	0.70	(0.20)
Losses/(gains) on sale of business	—	(0.01)	0.01
Other losses/(gains) related to acquisitions and divestitures	—	(0.02)	0.02
Nonmonetary currency devaluation	0.02	0.01	0.01
Debt prepayment and extinguishment (benefit)/costs	—	(0.01)	0.01
Certain significant discrete income tax items	(0.01)	—	(0.01)
Adjusted EPS(a)	$2.20	$1.93	$0.27	14.0%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.28
Results of divested operations			(0.01)
Interest expense			0.02
Other expense/(income)			(0.04)
Effective tax rate			0.02
			$0.27
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 14.0% to $2.20 for the nine months ended September 30, 2023 compared to $1.93 for the nine months ended September 24, 2022. This increase was primarily driven by higher Adjusted EBITDA, lower taxes on adjusted earnings, and lower interest expense, which more than offset unfavorable changes in other expense/(income).
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

Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in millions)
Net sales:
North America	$4,995	$5,016	$14,959	$14,656
International	1,575	1,489	4,821	4,448
Total net sales	$6,570	$6,505	$19,780	$19,104
Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in millions)
Organic Net Sales(a):
North America	$5,009	$5,016	$15,023	$14,656
International	1,573	1,456	4,903	4,338
Total Organic Net Sales	$6,582	$6,472	$19,926	$18,994
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales for the three and nine months ended September 30, 2023 compared to the three months nine months ended September 24, 2022 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(0.4)%	(0.3) pp	0.0 pp	(0.1)%	5.8 pp	(5.9) pp
International	5.7%	(1.5) pp	(0.8) pp	8.0%	11.6 pp	(3.6) pp
Kraft Heinz	1.0%	(0.5) pp	(0.2) pp	1.7%	7.1 pp	(5.4) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Nine Months Ended
North America	2.1%	(0.4) pp	0.0 pp	2.5%	9.4 pp	(6.9) pp
International	8.4%	(4.1) pp	(0.5) pp	13.0%	15.7 pp	(2.7) pp
Kraft Heinz	3.5%	(1.3) pp	(0.1) pp	4.9%	10.8 pp	(5.9) pp

Adjusted EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
	(in millions)
Segment Adjusted EBITDA:
North America	$1,390	$1,213	$4,108	$3,734
International	259	243	804	733
General corporate expenses	(84)	(58)	(255)	(207)
Depreciation and amortization (excluding restructuring activities)	(234)	(227)	(680)	(676)
Divestiture-related license income	14	14	41	41
Restructuring activities	(45)	(8)	(25)	(38)
Deal costs	—	—	—	(8)
Unrealized gains/(losses) on commodity hedges	48	(84)	53	(65)
Impairment losses	(662)	(314)	(662)	(999)
Certain non-ordinary course legal and regulatory matters	—	—	(2)	—
Equity award compensation expense	(33)	(28)	(110)	(107)
Operating income/(loss)	653	751	3,272	2,408
Interest expense	228	228	683	704
Other expense/(income)	(35)	(22)	(94)	(211)
Income/(loss) before income taxes	$460	$545	$2,683	$1,915
North America:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023	September 24, 2022	% Change	September 30, 2023	September 24, 2022	% Change
	(in millions)			(in millions)
Net sales	$4,995	$5,016	(0.4)%	$14,959	$14,656	2.1%
Organic Net Sales(a)	5,009	5,016	(0.1)%	15,023	14,656	2.5%
Segment Adjusted EBITDA	1,390	1,213	14.6%	4,108	3,734	10.0%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 24, 2022:
Net sales decreased 0.4% to $5.0 billion for the three months ended September 30, 2023 compared to $5.0 billion for the three months ended September 24, 2022, including the unfavorable impact of foreign currency (0.3 pp). Organic Net Sales decreased 0.1% to $5.0 billion for the three months ended September 30, 2023 compared to $5.0 billion for the three months ended September 24, 2022, due to unfavorable volume/mix (5.9 pp), which more than offset higher pricing (5.8 pp). Higher pricing was primarily driven by increases taken to mitigate higher input costs. Unfavorable volume/mix was primarily due to elasticity impacts from pricing actions.
Segment Adjusted EBITDA increased 14.6% to $1.4 billion for the three months ended September 30, 2023 compared to $1.2 billion for the three months ended September 24, 2022, primarily driven by higher pricing and efficiency gains, which more than offset unfavorable volume/mix, increased SG&A due in part to investments in marketing, technology, and research and development, and higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 24, 2022:
Net sales increased 2.1% to $15.0 billion for the nine months ended September 30, 2023 compared to $14.7 billion for the nine months ended September 24, 2022, including the unfavorable impact of foreign currency (0.4 pp). Organic Net Sales increased 2.5% to $15.0 billion for the nine months ended September 30, 2023 compared to $14.7 billion for the nine months ended September 24, 2022, driven by higher pricing (9.4 pp), which more than offset unfavorable volume/mix (6.9 pp). Higher pricing was primarily driven by increases taken to mitigate higher input costs. Unfavorable volume/mix was primarily due to elasticity impacts from pricing actions and due in part to the reduction of SNAP benefits.

Segment Adjusted EBITDA increased 10.0% to $4.1 billion for the nine months ended September 30, 2023 compared to $3.7 billion for the nine months ended September 24, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher commodity costs, including the impact of realized gains and losses on commodity hedges, unfavorable volume/mix, higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs, and increased SG&A due in part to investments in marketing, technology, and research and development.
International:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023	September 24, 2022	% Change	September 30, 2023	September 24, 2022	% Change
	(in millions)			(in millions)
Net sales	$1,575	$1,489	5.7%	$4,821	$4,448	8.4%
Organic Net Sales(a)	1,573	1,456	8.0%	4,903	4,338	13.0%
Segment Adjusted EBITDA	259	243	6.8%	804	733	9.7%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 24, 2022:
Net sales increased 5.7% to $1.6 billion for the three months ended September 30, 2023 compared to $1.5 billion for the three months ended September 24, 2022, including the unfavorable impacts of foreign currency (1.5 pp) and acquisitions and divestitures (0.8 pp). Organic Net Sales increased 8.0% to $1.6 billion for the three months ended September 30, 2023 compared to $1.5 billion for the three months ended September 24, 2022, driven by higher pricing (11.6 pp), which more than offset unfavorable volume/mix (3.6 pp). Higher pricing included increases across markets primarily taken to mitigate higher input costs. Unfavorable volume/mix was primarily due to the elasticity impacts from pricing actions, particularly in our Asia and Continental Europe regions, which more than offset favorable volume/mix growth in emerging markets within our Eastern Europe and LATAM regions.
Segment Adjusted EBITDA increased 6.8% to $259 million for the three months ended September 30, 2023 compared to $243 million for the three months ended September 24, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs, higher commodity costs, increased SG&A due in part to investments in marketing and technology, unfavorable volume/mix, and the unfavorable impact of foreign currency (3.4 pp).
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 24, 2022:
Net sales increased 8.4% to $4.8 billion for the nine months ended September 30, 2023 compared to $4.4 billion for the nine months ended September 24, 2022, including the unfavorable impacts of foreign currency (4.1 pp) and acquisitions and divestitures (0.5 pp). Organic Net Sales increased 13.0% to $4.9 billion for the nine months ended September 30, 2023 compared to $4.3 billion for the nine months ended September 24, 2022, driven by higher pricing (15.7 pp), which more than offset unfavorable volume/mix (2.7 pp). Higher pricing included increases across markets primarily taken to mitigate higher input costs. Unfavorable volume/mix was primarily due to the elasticity impacts from pricing actions, particularly in our Northern Europe and Asia regions, which more than offset favorable volume/mix growth in emerging markets within our Eastern Europe and LATAM regions.
Segment Adjusted EBITDA increased 9.7% to $804 million for the nine months ended September 30, 2023 compared to $733 million for the nine months ended September 24, 2022, primarily driven by higher pricing and efficiency gains, which more than offset higher commodity costs, higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs, increased SG&A due in part to investments in marketing, technology, and research and development, unfavorable volume/mix, the unfavorable impact of foreign currency (5.5 pp).
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
Cash Flow Activity for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 24, 2022:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.6 billion for the nine months ended September 30, 2023 compared to $1.5 billion for the nine months ended September 24, 2022. This increase was primarily driven by lower cash outflows for inventories, primarily related to stock rebuilding in the prior year, higher Adjusted EBITDA in the current period, and lower cash outflows for cash tax payments driven by cash taxes paid in 2022 related to the Cheese Transaction. These impacts were partially offset by unfavorable changes in accounts payable, due in part to lower inventory purchase volume in the current period compared to the prior period and cash payments associated with the settlement of the consolidated securities class action lawsuit. See Note 14, Commitments, Contingencies, and Debt, for additional information on our legal proceedings.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $738 million for the nine months ended September 30, 2023 compared to $1.0 billion for the nine months ended September 24, 2022. This change was primarily driven by payments for the Just Spices Acquisition and the Hemmer Acquisition in 2022, which more than exceeded higher capital expenditures in the current year period. We expect 2023 capital expenditures to be approximately $1.1 billion as compared to 2022 capital expenditures of $916 million. Our 2023 capital expenditures are expected to be primarily driven by capital investments for maintenance, capacity expansion, technology, and cost improvement and innovation projects.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $1.8 billion for the nine months ended September 30, 2023 compared to $2.8 billion for the nine months ended September 24, 2022. This change was primarily driven by proceeds from the issuance of the 2023 Notes and lower repayments of long-term debt in the current year period. See Note 14, Commitments, Contingencies, and Debt, for additional information on our long-term debt activity.
Cash Held by International Subsidiaries:
Of the $1.1 billion cash and cash equivalents on our condensed consolidated balance sheet at September 30, 2023, $813 million was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Related to these undistributed historic earnings, we had recorded a deferred tax liability of approximately $10 million on approximately $90 million of historic earnings at September 30, 2023 and December 31, 2022. The deferred tax liability relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We estimate that the amounts outstanding under these programs were $0.8 billion at September 30, 2023 and $1.1 billion at December 31, 2022. See Note 13, Financing Arrangements, in Item 1, Financial Statement, for additional information on our trade payables programs.
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
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at September 30, 2023, at December 31, 2022, or during the nine months ended September 30, 2023.

Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2028. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at September 30, 2023 or December 31, 2022, or on either the Senior Credit Facility or our previous credit facility during the nine months ended September 30, 2023 or September 24, 2022.
Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of September 30, 2023.
Long-Term Debt:
Our long-term debt, including the current portion, was $19.9 billion at September 30, 2023 and $20.1 billion at December 31, 2022. This decrease was primarily due to approximately 750 million euro aggregate principal amount of senior notes that were repaid at maturity in June 2023, which more than offset the issuance of the 2023 Notes.
We have aggregate principal amounts of senior notes of approximately 550 million euros maturing in May 2024.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of September 30, 2023.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on our borrowing arrangements and long-term debt.
Equity and Dividends:
We paid dividends on our common stock of $1.5 billion for the nine months ended September 30, 2023 and $1.5 billion for the nine months ended September 24, 2022. Additionally, in the fourth quarter of 2023, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on December 29, 2023 to stockholders of record on December 1, 2023.
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
Summarized Statement of Income

For the Nine Months Ended
September 30, 2023
Net sales	$12,870
Gross profit(a)	4,794
Intercompany service fees and other recharges	3,361
Operating income/(loss)	827
Equity in earnings/(losses) of subsidiaries	1,938
Net income/(loss)	2,098
Net income/(loss) attributable to common shareholders	2,098
(a)    For the nine months ended September 30, 2023, the Obligor Group recorded $323 million of net sales to the non-guarantor subsidiaries and $31 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

	September 30, 2023	December 31, 2022
ASSETS
Current assets	$4,554	$4,218
Current assets due from affiliates(a)	444	645
Non-current assets	5,506	5,445
Goodwill	8,823	8,823
Intangible assets, net	2,021	2,102
Non-current assets due from affiliates(b)	—	—
LIABILITIES
Current liabilities	$4,453	$4,926
Current liabilities due to affiliates(a)	927	920
Non-current liabilities	21,271	21,372
Non-current liabilities due to affiliates(b)	591	591
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
During the nine months ended September 30, 2023, we experienced higher commodity costs for vegetables, sugar, and grains, while costs for dairy and meat decreased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
As of September 30, 2023, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $30.3 billion at September 30, 2023. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.3 billion as of September 30, 2023.

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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill or intangible asset impairments.
As detailed in Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our brands that were impaired in 2023 and 2022 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Our reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2023 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount after impairment of $17.6 billion as of the 2023 annual impairment test and included Taste, Meals, and Away from Home (TMA), Northern Europe, Continental Europe, and Canada and North America Coffee (CNAC). Reporting units with 10-20% fair value over carrying amount had an aggregate goodwill carrying amount of $12.5 billion as of the 2023 annual impairment test and included Fresh, Beverages, and Desserts (FBD) and Latin America (LATAM). Our Asia reporting unit had between 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $309 million as of the 2023 annual impairment test. Our reporting units that have less than 5% excess fair value over carrying amount as of the 2023 annual impairment test are considered at a heightened risk of future impairments and include our TMA, Continental Europe, and CNAC reporting units, which had an aggregate goodwill carrying amount of $15.9 billion. Our four remaining reporting units had no goodwill carrying amount at the time of the 2023 annual impairment test.
After impairment and after reclassifying two indefinite-lived intangible asset brands to definite-lived trademarks, our brands with 10% or less fair value over carrying amount had an aggregate carrying amount of $16.2 billion as of the annual 2023 impairment test and included Kraft, Oscar Mayer, Velveeta, Maxwell House, Cool Whip, and Jet Puffed. Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $2.4 billion as of the 2023 annual impairment test and included Miracle Whip and Ore-Ida. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion as of the 2023 annual impairment test. Although the remaining brands, with a carrying amount of $15.7 billion, have more than 50% excess fair value over carrying amount as of the 2023 annual impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future. Our brands that have less than 5% excess fair value over carrying amount as of the 2023 annual impairment test are considered at a heightened risk of future impairments and include our Kraft, Velveeta, Maxwell House, Cool Whip, and Jet Puffed brands, which had an aggregate carrying amount of $13.5 billion.
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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the 2023 annual impairment test for each reporting unit or brand, were as follows:

	Goodwill or Brand Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$30.1	7.8%	10.8%	1.5%	2.5%
Brands (excess earnings method)	14.9	8.3%	8.6%	1.0%	1.9%
Brands (relief from royalty method)	3.7	8.3%	8.6%	0.5%	2.0%	6.0%	20.0%
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
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 20% or less excess fair value over carrying amount, as of the 2023 annual impairment test for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(4.9)	$5.7	$2.4	$(2.2)
Brands (excess earnings method)	(1.1)	1.3	0.5	(0.4)
Brands (relief from royalty method)	(0.2)	0.3	0.1	(0.1)	$0.3	$(0.3)
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended September 30, 2023
North America	$4,995	$(14)	$—	$5,009
International	1,575	2	—	1,573
Kraft Heinz	$6,570	$(12)	$—	$6,582

Three Months Ended September 24, 2022
North America	$5,016	$—	$—	$5,016
International	1,489	21	12	1,456
Kraft Heinz	$6,505	$21	$12	$6,472

Year-over-year growth rates
North America	(0.4)%	(0.3) pp	0.0 pp	(0.1)%	5.8 pp	(5.9) pp
International	5.7%	(1.5) pp	(0.8) pp	8.0%	11.6 pp	(3.6) pp
Kraft Heinz	1.0%	(0.5) pp	(0.2) pp	1.7%	7.1 pp	(5.4) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Nine Months Ended September 30, 2023
North America	$14,959	$(64)	$—	$15,023
International	4,821	(116)	34	4,903
Kraft Heinz	$19,780	$(180)	$34	$19,926

Nine Months Ended September 24, 2022
North America	$14,656	$—	$—	$14,656
International	4,448	57	53	4,338
Kraft Heinz	$19,104	$57	$53	$18,994

Year-over-year growth rates
North America	2.1%	(0.4) pp	0.0 pp	2.5%	9.4 pp	(6.9) pp
International	8.4%	(4.1) pp	(0.5) pp	13.0%	15.7 pp	(2.7) pp
Kraft Heinz	3.5%	(1.3) pp	(0.1) pp	4.9%	10.8 pp	(5.9) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income/(loss)	$254	$435	$2,089	$1,481
Interest expense	228	228	683	704
Other expense/(income)	(35)	(22)	(94)	(211)
Provision for/(benefit from) income taxes	206	110	594	434
Operating income/(loss)	653	751	3,272	2,408
Depreciation and amortization (excluding restructuring activities)	234	227	680	676
Divestiture-related license income	(14)	(14)	(41)	(41)
Restructuring activities	45	8	25	38
Deal costs	—	—	—	8
Unrealized losses/(gains) on commodity hedges	(48)	84	(53)	65
Impairment losses	662	314	662	999
Certain non-ordinary course legal and regulatory matters	—	—	2	—
Equity award compensation expense	33	28	110	107
Adjusted EBITDA	$1,565	$1,398	$4,657	$4,260

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Diluted EPS	$0.21	$0.35	$1.70	$1.19
Restructuring activities(a)	0.03	0.01	0.02	0.02
Deal costs(b)	—	—	—	0.01
Unrealized losses/(gains) on commodity hedges(c)	(0.03)	0.05	(0.03)	0.04
Impairment losses(d)	0.50	0.23	0.50	0.70
Losses/(gains) on sale of business(e)	—	(0.01)	—	(0.01)
Other losses/(gains) related to acquisitions and divestitures(f)	—	—	—	(0.02)
Nonmonetary currency devaluation(g)	0.01	0.01	0.02	0.01
Debt prepayment and extinguishment (benefit)/costs(h)	—	(0.01)	—	(0.01)
Certain significant discrete income tax items(i)	—	—	(0.01)	—
Adjusted EPS	$0.72	$0.63	$2.20	$1.93
(a)    Gross expenses/(income) included in restructuring activities were expenses of $45 million ($37 million after-tax) for the three months and $27 million ($22 million after-tax) for the nine months ended September 30, 2023 and $7 million ($6 million after tax) for the three months and $37 million ($28 million after-tax) for the nine months ended September 24, 2022 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $44 million for the three and nine months ended September 30, 2023 and $5 million for the three months and $15 million for the nine months ended September 24, 2022; and
•SG&A included expenses of $1 million for the three months and income of $19 million for the nine months ended September 30, 2023 and expenses of $3 million for the three months and $23 million for the nine months ended September 24, 2022.
•Other expense/(income) included expenses of $2 million for the nine months ended September 30, 2023 and income of $1 million for the three and nine months ended September 24, 2022.
(b)    Gross expenses included in deal costs were $8 million ($5 million after-tax) for the nine months ended September 24, 2022 and were recorded in SG&A.
(c)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $48 million ($36 million after-tax) for the three months and $53 million ($40 million after-tax) for the nine months ended September 30, 2023 and expenses of $84 million ($63 million after-tax) for the three months and $65 million ($49 million after-tax) for the nine months ended September 24, 2022 and were recorded in cost of products sold.
(d)    Gross impairment losses included the following:
•Goodwill impairment losses of $510 million ($510 million after-tax) for the three and nine months ended September 30, 2023 and $220 million ($220 million after-tax) for the three months and $444 million ($444 million after-tax) for the nine months ended September 24, 2022, which were recorded in SG&A;
•Intangible asset impairment losses of $152 million ($116 million after-tax) for the three and nine months ended September 30, 2023 and $74 million ($55 million after-tax) for the three months and $469 million ($358 million after-tax) for the nine months ended September 24, 2022, which were recorded in SG&A; and
•Property, plant and equipment, net asset impairment losses of $20 million ($15 million after-tax) for the three months and $86 million ($65 million after-tax) for the nine months ended September 24, 2022, which were recorded in cost of products sold.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of $2 million ($2 million after-tax) for the nine months ended September 30, 2023 and a tax benefit of $7 million for the three months and income of $1 million ($8 million after-tax) for the nine months ended September 24, 2022 and were recorded in other expense/(income).
(f)    Gross expenses/(income) included in other losses/(gains) related to acquisitions and divestitures were income of $38 million ($29 million after-tax) for the nine months ended September 24, 2022 and were recorded in other expense/(income).
(g)    Gross expenses included in nonmonetary currency devaluation were $9 million ($9 million after-tax) for the three months and $27 million ($27 million after-tax) for the nine months ended September 30, 2023 and $6 million ($6 million after-tax) for the three months and $16 million ($16 million after-tax) for the nine months ended September 24, 2022 and were recorded in other expense/(income).
(h)    Gross expenses/(income) included in debt prepayment and extinguishment costs were income of    $3 million ($9 million after-tax) for the three months and $12 million ($16 million after-tax) for the nine months ended September 24, 2022 and were recorded in interest expense.
(i)    Certain significant discrete income tax items were a benefit of $17 million for the nine months ended September 30, 2023. The benefit represents the reversal of uncertain tax position reserves related to the U.S. Tax Cuts and Jobs Act resulting from a conclusion of the Internal Revenue Service’s income tax examination for the year 2017 and the lapsing of the statute of limitations for such year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 30, 2023. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended September 30, 2023 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/2/2023 - 8/5/2023	965	$35.85	—	$—
8/6/2023 - 9/2/2023	626,676	33.57	—	—
9/3/2023 - 9/30/2023	2,692,247	33.53	—	—
Total	3,319,888		—
(a)    Includes, when applicable, (1) shares repurchased to offset the dilutive effect of the exercise of stock options using option exercise proceeds and the vesting of RSUs and PSUs and (2) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
(b)    We do not have any publicly-announced share repurchase plans or programs.
Item 5. Other Information.
(c) Insider Stock Trading Arrangements:

None.

Item 6. Exhibits.

Exhibit No.	Descriptions
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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	November 1, 2023
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	November 1, 2023
		By:	/s/ Vince Garlati
Vince Garlati
Vice President and Global Controller
(Principal Accounting Officer)