Form 10-K
period 2023-12-30
Kraft Heinz Co
filed 2024-02-15
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, was approximately $32.1 billion. As of February 10, 2024, there were 1,213,099,787 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders expected to be held on May 2, 2024 are incorporated by reference into Part III hereof.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; the influence of our largest stockholder; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of sales of our common stock in the public market; the impact of our share repurchases or any change in our share repurchase activity; our ability to continue to pay a regular dividend and the amounts of any such dividends; disruptions in the global economy caused by geopolitical conflicts, unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and various other nations where we do business (including inflationary pressures, instability in financial institutions, general economic slowdown, recession, or a potential U.S. federal government shutdown); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations and the final determination of tax audits, including transfer pricing matters, and any related litigation; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I
Item 1. Business.
General
We are driving transformation at The Kraft Heinz Company (Nasdaq: KHC), inspired by our Purpose, Let’s Make Life Delicious. Consumers are at the center of everything we do. With 2023 net sales of approximately $27 billion, we are committed to growing our iconic and emerging food and beverage brands on a global scale. We leverage our scale and agility to unleash the full power of Kraft Heinz across a portfolio of six consumer-driven product platforms. As global citizens, we’re dedicated to making a sustainable, ethical impact while helping to feed the world in healthy, responsible ways.
On July 2, 2015, through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company, and H. J. Heinz Company changed its name to Kraft Heinz Foods Company (“KHFC”).
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2023 fiscal year was a 52-week period that ended on December 30, 2023, our 2022 fiscal year was a 53-week period that ended on December 31, 2022, and our 2021 fiscal year was a 52-week period that ended on December 25, 2021.
Reportable Segments:
We manage and report our operating results through two reportable segments defined by geographic region: North America and International.
During the fourth quarter of 2023, certain organizational changes were announced that are expected to impact our future internal reporting and reportable segments. We expect to divide our International segment into three operating segments — Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”) — in order to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan.
As a result of these changes, we expect to have two reportable segments: North America and International Developed Markets. We anticipate that our remaining operating segments, consisting of WEEM and AEM, will be combined and disclosed as Emerging Markets. We expect that the change to our reportable segments will be effective in the first quarter of 2024.
See Note 20, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our geographic financial information by segment.
Resources
Trademarks and Intellectual Property:
Our trademarks are material to our business and are among our most valuable assets. Depending on the country, trademarks generally remain valid for as long as they are in use or their registration status is maintained. Significant trademarks by segment based on net sales in 2023 were:

Majority Owned and Licensed Trademarks
North America	Kraft, Oscar Mayer, Heinz, Philadelphia, Lunchables, Velveeta, Ore-Ida, Capri Sun*, Maxwell House, Kool-Aid, Jell-O
International	Heinz, ABC, Master, Quero, Kraft, Golden Circle, Wattie’s, Pudliszki, Plasmon
    *Used under license.
We sell certain products under brands we license from third parties. In 2023, brands used under licenses from third parties included Capri Sun packaged drink pouches for sale in our North America segment. We also grant certain licenses to third parties to use our intellectual property rights in select jurisdictions. In 2021, in our agreements with an affiliate of Groupe Lactalis (“Lactalis”), related to the sale of certain assets in our global cheese business, we each granted the other party various licenses to use certain of our and their respective intellectual property rights in perpetuity, including perpetual licenses for the Kraft and Velveeta brands for certain cheese products.
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
Raw Materials and Packaging:
We manufacture (and contract for the manufacture of) our products from a wide variety of raw materials. We purchase and use large quantities of commodities, including dairy products, meat products, tomato products, soybean and vegetable oils, sugar and other sweeteners, coffee beans, wheat and processed grains, eggs, and other fruits and vegetables to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, metals, and cardboard to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. For commodities that we use across many of our product categories, such as corrugated paper and energy, we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations. We source these commodities from a variety of providers, including large, international producers and smaller, local, independent sellers. Where appropriate, we seek to establish preferred purchaser status and have developed strategic partnerships with many of our suppliers with the objective of achieving favorable pricing and dependable supply for many of our commodities. The prices of raw materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, pandemics, geopolitical conflicts, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, and agricultural programs. In 2023, we continued to experience higher commodity costs and supply chain costs, including manufacturing, procurement, and logistics costs largely due to inflationary pressures concentrated in the first half of the year.
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
•superior, consumer-preferred product and package performance; and
•continuous process, product, and supply chain optimization.
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
We have key customers in different regions around the world. In 2023, the five largest customers in our North America segment accounted for approximately 46% of North America segment net sales and the five largest customers in our International segment accounted for approximately 14% of International segment net sales. Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2023 and 2022, and approximately 22% of our net sales in 2021. Both of our segments have sales to Walmart Inc.
As of December 30, 2023, we manage our sales portfolio through six consumer-driven product platforms. A platform is a lens created for the portfolio based on a grouping of real consumer needs and includes the following for Kraft Heinz: Taste Elevation, Fast Fresh Meals, Easy Meals Made Better, Real Food Snacking, Flavorful Hydration, and Easy Indulgent Desserts. The platforms are modular and configurable by reportable segment and market and help us to manage and organize our business effectively by providing insight into our various product categories and brands. Further, each platform is assigned a role within our business to help inform our resource allocation and investment decisions, which are made at the reportable segment level. These roles include: Grow, Energize, and Stabilize. The role of a platform may also vary by reportable segment and market. We are currently evaluating our existing platforms and roles and anticipate changes to align with our future growth strategy.
Net Sales by Platform:
Net sales by platform as a percentage of consolidated net sales for the periods presented were:

	December 30, 2023	December 31, 2022	December 25, 2021
Taste Elevation	34%	31%	28%
Fast Fresh Meals	22%	23%	25%
Easy Meals Made Better	20%	20%	19%
Real Food Snacking	5%	5%	7%
Flavorful Hydration	7%	8%	7%
Easy Indulgent Desserts	4%	4%	4%
Other	8%	9%	10%
Net Sales by Product Category:
The product categories that contributed 10% or more to consolidated net sales in any of the periods presented were:

	December 30, 2023	December 31, 2022	December 25, 2021
Condiments and sauces	34%	31%	28%
Cheese and dairy	14%	15%	19%
Ambient foods	11%	12%	11%
Frozen and chilled foods	11%	11%	10%
Meats and seafood	9%	10%	10%
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
As of December 30, 2023, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our general compliance with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and, thus, future costs associated with such matters may exceed current reserves.
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

Our people are at the heart of who we are at Kraft Heinz. We drive growth through accountability, development opportunities, career ownership, and autonomy and recognize and reward outstanding performance at every level, creating a true spirit of meritocracy. We strive to channel our employees’ passion, curiosity, and attitude to make an impact on our future and our legacy by leading as learners, acting as owners, and being change agents. Our Board of Directors (“Board”), through the Human Capital and Compensation Committee, oversees our human resources strategy, key policies, and our 2025 diversity, inclusion, and belonging aspirations.
Engagement and Inclusion:
We are committed to attracting, developing, and retaining diverse, world-class talent and creating an engaging and inclusive culture that embodies our Purpose, Vision, and Values. As of December 30, 2023, Kraft Heinz had approximately 36,000 employees globally. Driven by our Value We champion great people, we support our employees’ health, safety, and professional development and reward outstanding performance at every level. Our rewards strategies (compensation, benefits, recognition, and wellbeing) aim to help our employees help themselves to LiveWell. LiveWell represents our total rewards offerings that are designed to attract and engage highly skilled talent, meet individual and family needs, and inspire, celebrate, and engage our people and teams through enhanced interactions in moments that matter in an environment where employees feel productive, trusted, and empowered.
Guided by our Values, we conduct a global engagement survey annually to provide employees with an opportunity to share anonymous feedback with management across a variety of topic areas. The results and comments are reviewed by the Board, senior leadership, managers, and human resources to help determine where changes are needed to support our people and teams.

Diversity, inclusion, and belonging are key drivers for engagement. For us, it also means having our diverse consumer base represented in our workforce and included in relevant business decisions. We live our Value of We demand diversity by focusing on three strategic areas: hiring and growing talent from diverse backgrounds and perspectives, developing inclusive leaders, and tracking and reporting our progress.

Our Business Resource Groups (BRGs) are employee-led, multi-functional groups based upon shared common interests. They help foster an engaged and inclusive environment where all talent grows and thrives, create a network of support for employees, and serve as a resource for the organization on topics related to their focus area.

Our Global Inclusion Council has been established to create strategic accountability for results. It also provides governance and oversight of reporting on diversity efforts and initiatives. The Council is comprised of executive leaders and members of the Board. We have 2025 diversity, equity, inclusion, and belonging (“DEI&B”) aspirations that have shaped some of our guiding principles.

Our long-term ambition is to have demographic parity in the countries in which we operate and to be recognized as a top quartile company in inclusion. Our aspirations include that 50% of our global management positions be filled by women and 30% of our salaried U.S. employee population identify as people of color. Our DEI&B efforts have continued to be expanded as part of our multi-year strategy. Each day, we are working to create a healthier, more equitable global workplace and world. As of December 30, 2023:
•43% of employees in global management positions identified as women;
•29% of salaried employees in the U.S. identified as people of color;
•33% of our Executive Leadership Team identified as women; and
•78% of our Executive Leadership Team identified as people of color.
As we progress on our 2025 aspirations, we are focused on:
•Hiring, Investing in, and Growing Talent from Diverse Backgrounds and Perspectives through expanded recruiting partnerships with Historically Black Colleges and Universities, diverse professional organizations, and training in our hiring process to reduce bias and promote equal employment opportunities.
•Developing Inclusive Leaders through an interactive learning experience for managers on interrupting bias in our Organizational People Review process and their role in creating an inclusive environment.
•Tracking and Reporting Our Progress year over year through oversight by the Kraft Heinz Global Inclusion Council.
Wellbeing and Safety:
Our employees’ health, safety, and wellbeing are a top priority. We establish and administer company-wide policies and processes to protect the health, safety, and security of our employees, subcontractors, and all those who visit our facilities, and to comply with applicable regulations. We review and monitor our performance closely to drive improvement. To help us evaluate how effective our safety efforts are in lowering incidents rates, we use a Total Recordable Incident Rate (“TRIR”). TRIR is a medical incident rate based on the U.S. Occupational Safety and Health Administration (OSHA) record-keeping criteria (injuries per 200,000 hours). Our TRIR globally was 0.53 in 2023 and 2022.
Our global LiveWell program focuses on four wellbeing elements — physical, emotional, financial, and social health — and provides specific programs and resources to support our employees and their families within each of these areas.
Learning and Development:
Through Kraft Heinz Ownerversity, we provide learning opportunities for each of our employees, designed to inspire and grow talent within Kraft Heinz while developing employees’ capabilities to help them navigate their career journey. Our learning and development offerings are created to enable employees to live our Value We dare to do better every day and own their personal learning and development. We believe this empowers employees to execute with excellence in their current role, accelerate their learning curve, and grow a great career. Through Ownerversity, employees have access to custom Kraft Heinz training, learning and development materials, and external content libraries and articles.
Rewards and Compensation:
Our Total Rewards philosophy is to provide a meaningful and flexible spectrum of programs that equitably support our diverse workforce and their families. Total Rewards includes compensation elements of salary and wages and incentives, healthcare, savings and insurance plans, wellbeing plans, employee recognition programs, and other voluntary elected benefits. We aim for global consistency while respecting local market practices and employee preferences. The plans are designed to be market competitive and data-driven to promote our high-performance and results-oriented growth culture and realize our Purpose to Make Life Delicious for employees and their families.

Ethics and Transparency:
The Kraft Heinz Ethics Helpline is available to our partners, suppliers, customers, and consumers to ask questions or report potential violations of various policies and ethical guidelines, including our Code of Conduct, Supplier Guiding Principles, and Global Human Rights Policy.
We report more detailed information regarding our programs and initiatives related to our people and human capital management in our Environmental Social Governance Report (“ESG Report”). Our 2023 ESG Report, which provides our progress through 2022, is available on our website at www.kraftheinzcompany.com/esg. The information on our website, including our ESG Report, is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission (“SEC”).

Information about our Executive Officers
The following are our executive officers as of February 10, 2024:

Name and Title	Age	Business Experience in the Past Five Years
Carlos Abrams-Rivera, Chief Executive Officer and Director	56
Chief Executive Officer (since December 2023); President Kraft Heinz (August to December 2023); Executive Vice President and President, North America (December 2021 to August 2023); and U.S. Zone President (February 2020 to December 2021). Executive Vice President and President, Campbell Snacks (May 2019 to February 2020), and President, Campbell Snacks (March 2018 to May 2019) at Campbell Soup Company (“Campbell”), a food and beverage company.

Andre Maciel, Executive Vice President and Global Chief Financial Officer	49
Executive Vice President and Global Chief Financial Officer (since March 2022); Senior Vice President, U.S. Chief Financial Officer, and Head of Digital Transformation (September 2019 to March 2022); Managing Director, Continental Europe (January to August 2019); Chief Financial Officer, U.S. (2017 to January 2019); and Head of U.S. Commercial Finance (2015 to 2017).

Diana Frost, Global Chief Growth Officer	41
Global Chief Growth Officer (since December 2023); Chief Growth Officer, North America (August to December 2023); Head of North America Disruption and Canada Chief Marketing Officer (January to August 2022); and Chief Growth Officer, Canada (September 2020 to December 2021). Head of Portfolio Transformation, Mars Wrigley (January 2019 to September 2020) at Mars, Incorporated, a multinational confections company.

Rashida La Lande, Executive Vice President and Chief Legal and Corporate Affairs Officer	50
Executive Vice President and Chief Legal and Corporate Affairs Officer (since December 2023); Executive Vice President, Global General Counsel, and Chief Sustainability and Corporate Affairs Officer (December 2021 to December 2023); Corporate Secretary (2018 to May 2022); Senior Vice President, Global General Counsel and Head of ESG (formerly CSR) and Government Affairs (2018 to December 2021); and Senior Vice President and Global General Counsel (2018).

Marcos Eloi Lima, Executive Vice President and Global Chief Procurement and Sustainability Officer	46
Executive Vice President and Global Chief Procurement and Sustainability Officer (since December 2023); Executive Vice President and Global Chief Procurement Officer (December 2021 to December 2023); Chief Procurement Officer (October 2019 to December 2023); and Advisor in the area of procurement (July to October 2019). Vice President Procurement & Sustainability Middle Americas Zone (2016 to July 2019) at Anheuser-Busch InBev SA/NV (“AB InBev”), a multinational drink and brewing holdings company.

Pedro Navio, Executive Vice President and President, North America	43	Executive Vice President and President, North America (since December 2023); President – Taste, Meals, and Away From Home (March 2022 to December 2023); President, Latin America (November 2019 to February 2022); and President, Brazil (2017 to November 2019).
Cory Onell, Executive Vice President and Chief Omnichannel Sales and Asian Emerging Markets Officer	50
Executive Vice President and Chief Omnichannel Sales and Asian Emerging Markets Officer (since December 2023) and Chief Sales Officer, U.S. (August 2020 to December 2023). Senior Vice President and Head of U.S. Retail Sales (April to July 2020) at The J. M. Smucker Company, a food and beverage company. Senior Vice President, Sales (2017 to April 2020) at Campbell.

Flávio Barros Torres, Executive Vice President and Global Chief Supply Chain Officer	54
Executive Vice President and Global Chief Supply Chain Officer (since December 2021); and Head of Global Operations (January 2020 to December 2021). Global Operations Vice President (2017 to 2019) at AB InBev.

Melissa Werneck, Executive Vice President and Global Chief People Officer	51
Executive Vice President and Global Chief People Officer (since December 2021); Global Chief People Officer (2016 to December 2021); and Head of Global Human Resources, Performance and Information Technology (2015 to 2016).

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
We may need to reduce our prices, or be restricted or delayed in our ability to increase prices, in response to competitive, customer, consumer, regulatory, or macroeconomic pressures, including pressures related to private label products that are generally sold at lower prices. These pressures have restricted, and may in the future continue to restrict, our ability to increase prices and maintain those price increases in response to commodity and other cost increases, including those related to inflationary pressures. We expect that there could be a difference between the timing of when we take pricing actions and the impact of those beneficial actions on our results of operations. Additionally, the pricing actions we take have, in some instances, negatively impacted, and could continue to negatively impact, our market share. Failure to effectively assess, timely change, and properly set pricing, promotions, or trade incentives may negatively impact our ability to achieve our objectives.
In addition, in order to remain competitive, we rely on our ability to secure new retailers and maintain or add shelf space for our products. If we are unable to secure sufficient and attractive shelf space, adequate product visibility, and attractive pricing for our products with retailers, our products may be disadvantaged against our competitors. Even if we obtain preferred product visibility and shelf space, our new and existing products may fail to achieve the sales expectations set by retailers, which may cause these retailers to remove our products from their shelves.
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
Consumer preferences for food and beverage products change continually and rapidly. Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers. We must continue to offer products that appeal to consumer preferences, including with respect to health and wellness. If we do not offer products that appeal to consumers, our sales and market share will decrease, which could materially and adversely affect our product sales, financial condition, and operating results.
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
In addition, our growth depends on our successful development, introduction, and marketing of innovative new products and line extensions. There are inherent risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance or potential impacts on our existing product offerings. We may be required to increase expenditures for new product development. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect, and maintain necessary intellectual property rights, and to avoid infringing upon the intellectual property rights of others. We must also be able to respond successfully to technological advances (including artificial intelligence, machine learning, and augmented reality, which may become critical in interpreting consumer preferences in the future) by and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and impact our product sales, financial condition, and operating results.
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
In addition, the financial condition of such customers, suppliers, and other significant contractual counterparties are affected in large part by conditions and events that are beyond our control. Significant deterioration in the financial conditions of significant customers or suppliers, or in other business relationships, could materially and adversely affect our product sales, financial condition, and operating results.

Maintaining, extending, and expanding our reputation and brand image are essential to our business success.
We have many iconic brands with long-standing consumer recognition across the globe. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Negative perceptions of food and beverage marketing could adversely affect our brand image or lead to stricter regulations and scrutiny of our marketing practices. Moreover, adverse publicity about legal or regulatory action against us, our quality and safety, our environmental or social impacts, our other environmental, social, human capital, or governance practices or positions, our products becoming unavailable to consumers, or our suppliers (including as a result of human rights issues) and, in some cases, our competitors, could damage our reputation and brand image, undermine our customers’ or consumers’ confidence, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Furthermore, existing or increased legal or regulatory restrictions on our advertising, consumer promotions, and marketing, or our response to those restrictions, could limit our efforts to maintain, extend, and expand our brands.
In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information, including misinformation, and opinions can be shared. Negative posts or comments about us, our brands or our products, or our suppliers and, in some cases, our competitors, on social or digital media, whether or not valid, could seriously damage our brands and reputation. In addition, we might fail to appropriately target our marketing efforts, anticipate consumer preferences, or invest sufficiently in maintaining, extending, and expanding our brand image. Placement of our advertisements in social and digital media may also result in damage to our brands if the media itself experiences negative publicity. If we do not maintain, extend, and expand our reputation or brand image, then our product sales, financial condition, and operating results could be materially and adversely affected.
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
Increased natural disasters and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of natural resources and commodities, including dairy products, meat products, tomato products, soybean and vegetable oils, sugar and other sweeteners, coffee beans, wheat and processed grains, eggs, and other fruits and vegetables to manufacture our products, and could further decrease food security for communities around the world. Climate change, and its environmental impacts, could also affect our ability, and our suppliers’ ability, to procure necessary commodities at costs and in quantities we currently experience and may require us to increase costs or make additional unplanned capital expenditures. Further, an increase in the frequency and severity of natural disasters could result in disruptions for us, our customers, suppliers, vendors, co-manufacturers, and distributors and impact our employees’ abilities to commute or work from home effectively. These disruptions could make it more difficult and costly for us to deliver our products, obtain raw materials or other supplies through our supply chain, maintain or resume operations, or perform other critical corporate functions, could reduce customer demand for our products, and could increase the cost of insurance.
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

Finally, we might fail to effectively address increased attention from the media, stockholders, activists, and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional regulatory requirements regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. Additionally, from time to time we establish and publicly announce environmental, social, and governance goals, commitments, and aspirations, including to reduce our impact on the environment. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. Our processes and controls for reporting sustainability and other matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC, European Union, and other foreign, federal, state, and local regulatory and legislative bodies, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report on our progress toward achieving these goals and commitments, it could negatively affect consumer preference for our products or investor confidence in our stock, as well as expose us to government enforcement actions and private litigation.
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
To the extent we undertake divestitures, we may face additional risks related to such activities. For example, risks related to our ability to find appropriate buyers, obtain applicable regulatory and governmental approvals, execute transactions on favorable terms, separate divested business operations with minimal impact to our remaining operations, and effectively manage any transitional service arrangements. Further, our divestiture activities have in the past required, and may in the future require, us to recognize impairment charges. Any of these factors could materially and adversely affect our financial condition and operating results.
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
We are a global company with sales and operations in numerous countries within developed and emerging markets. Approximately 31% of our 2023 net sales were generated outside of the United States. As a result, we are subject to risks inherent in global operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section, and also include:
•compliance with U.S. laws affecting operations outside of the United States, including anti-bribery and corruption laws such as the FCPA;
•changes in the mix of earnings in countries with differing statutory tax rates, the valuation of deferred tax assets and liabilities, tax laws or their interpretations, or tax audit implications;
•the imposition of increased or new tariffs, quotas, trade barriers, or similar restrictions on our sales or imports (including those that may affect our sourcing operations and the availability of raw materials and commodities), trade agreements, regulations, taxes, or policies that might negatively affect our sales or costs;
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
Additionally, forced labor concerns have rapidly become a global area of interest, and have resulted in, and are expected to continue to result in, new regulations in the markets in which we operate. For example, the Uyghur Forced Labor Prevention Act (“UFLPA”) prohibits the import of articles, merchandise, apparel, and goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (“Xinjiang”) of the People's Republic of China, or by entities identified by the U.S. government on the UFLPA Entity List. As a result of the UFLPA, materials and products we import into the United States could be held by U.S. Customs and Border Protection based on a suspicion that inputs used in such materials or products originated from Xinjiang or that they may have been produced by Chinese suppliers alleged to participate in forced labor, pending our provision of satisfactory evidence to the contrary. Among other consequences, such an outcome could result in negative publicity that harms our brands and reputation and could result in a delay or our complete inability to import such materials or products, which could result in inventory shortages and greater supply chain compliance costs.

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
Berkshire Hathaway Inc. has the ability to exert influence over us and significant influence over matters requiring stockholder approval.
As of December 30, 2023, Berkshire Hathaway Inc. (“Berkshire Hathaway”) owns approximately 26.7% of our common stock. Three members of our Board are officers and/or directors of Berkshire Hathaway or its affiliates. As a result, Berkshire Hathaway has the potential to exercise influence over management and Board decisions, including those affecting our capital structure, such as the issuance of additional capital stock, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration and amount of dividends. Berkshire Hathaway also has influence over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors, and approving mergers or sales of substantially all of our capital stock or assets. In addition, Berkshire Hathaway is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Berkshire Hathaway may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those opportunities may not be available to us.
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
Our debt instruments contain customary representations, warranties, and covenants, including a financial covenant in our senior unsecured revolving credit facility (the “Senior Credit Facility”) to maintain a minimum shareholders’ equity balance (excluding accumulated other comprehensive income/(losses)). The creditors who hold our debt could accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt. If our operating performance declines, or if we are unable to comply with any covenant, such as our ability to timely prepare and file our periodic reports with the SEC, we have in the past needed and may in the future need to obtain waivers from the required creditors under our debt instruments to avoid being in default.
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
As of December 30, 2023, we maintain 11 reporting units, seven of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.

Reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2023 annual impairment test we performed as of July 2, 2023 have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future, which could negatively affect our operating results or net worth. Furthermore, changes in reporting units, including as a result of integrating a new acquisition into an existing reporting unit that has a fair value below carrying amount of goodwill, have led, and could in the future lead, to an impairment of goodwill. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to goodwill or intangible asset impairments.
Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount after impairment of $17.6 billion as of the 2023 annual impairment test and included Taste, Meals, and Away from Home (“TMA”), Northern Europe, Continental Europe, and Canada and North America Coffee (“CNAC”). Reporting units with 10-20% fair value over carrying amount had an aggregate goodwill carrying amount of $12.5 billion as of the 2023 annual impairment test and included Fresh, Beverages, and Desserts (“FBD”) and Latin America (“LATAM”). Our Asia reporting unit had between 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $309 million as of the 2023 annual impairment test. Our reporting units that have less than 5% excess fair value over carrying amount as of the 2023 annual impairment test are considered at a heightened risk of future impairments and include our TMA, Continental Europe, and CNAC reporting units, which had an aggregate goodwill carrying amount of $15.9 billion. Our four remaining reporting units had no goodwill carrying amount at the time of the 2023 annual impairment test. After the 2023 annual impairment test and after reclassifying two indefinite-lived intangible asset brands to definite-lived trademarks, our indefinite-lived brands with 10% or less fair value over carrying amount had an aggregate carrying amount of $16.2 billion as of the 2023 annual impairment test and included Kraft, Oscar Mayer, Velveeta, Maxwell House, Cool Whip, and Jet Puffed. Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $2.4 billion as of the 2023 annual impairment test and included Miracle Whip and Ore-Ida. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion as of the 2023 annual impairment test. Although the remaining brands, with a carrying amount of $15.7 billion, have more than 50% excess fair value over carrying amount as of the 2023 annual impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future. Our brands that have less than 5% excess fair value over carrying amount as of the 2023 annual impairment test are considered at a heightened risk of future impairments and include our Kraft, Velveeta, Maxwell House, Cool Whip, and Jet Puffed brands, which had an aggregate carrying amount of $13.5 billion.
Our net sales and net income may be exposed to foreign exchange rate fluctuations.
We derive a substantial portion of our net sales from international markets. We hold assets, incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Canadian dollar, euro, British pound sterling, Brazilian real, Australian dollar, Chinese renminbi, Indonesian rupiah, New Zealand dollar, and Russian ruble. Since our consolidated financial statements are reported in U.S. dollars, fluctuations in foreign currency exchange rates from period to period, which have been more volatile recently, will have an impact on our reported results. We have implemented foreign currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, these hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. In addition, in certain circumstances, we may incur costs in one currency related to services or products for which we are paid in a different currency. As a result, factors associated with our international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition.
Commodity, energy, and other input prices are volatile and could negatively affect our consolidated operating results.
We purchase and use large quantities of commodities, including dairy products, meat products, tomato products, soybean and vegetable oils, sugar and other sweeteners, coffee beans, wheat and processed grains, eggs, and other fruits and vegetables to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, metals, and cardboard to package our products, and we use other inputs, such as electricity, natural gas, and water, to operate our facilities. We are also exposed to changes in oil prices, including diesel fuel, which influence both our packaging and transportation costs. Prices for commodities, energy, and other supplies are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, inflationary pressure, foreign currency fluctuations, geopolitical conditions or conflicts

(including the ongoing conflicts between Russia and Ukraine and in the Middle East and rising tensions between China and Taiwan), cybersecurity incidents, severe weather, natural disasters, global climate change, water risk, pandemics, crop failures, crop shortages due to plant disease or insect and other pest infestation, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect our operations. Furthermore, the cost of raw materials and finished products may fluctuate due to changes in cross-currency transaction rates. In addition, disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine have caused, and could continue to cause, increased volatility of commodity and energy costs. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
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
In 2023, we continued to experience higher commodity costs and supply chain costs, including manufacturing, procurement, and logistics costs largely due to inflationary pressures concentrated in the first half of the year. Although we take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our financial condition, operating results, and cash flows could be materially adversely affected. Even if such measures are effective, we expect that there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted and could continue to negatively impact our market share.
Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices may cause volatility in our gross profit and net income.
We use commodity futures, options, and swaps to economically hedge the price of certain input costs, including dairy products, vegetable oils, corn, coffee beans, wheat products, meat products, sugar cane, and cocoa beans. We recognize gains and losses based on changes in the values of these commodity derivatives. We recognize these gains and losses in cost of products sold in our consolidated statements of income. We recognize the unrealized gains and losses on these commodity derivatives in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results. Accordingly, changes in the values of our commodity derivatives may cause volatility in our gross profit and net income.
Regulatory Risks
Our compliance with laws and regulations, and related legal claims or regulatory enforcement actions, could expose us to significant liabilities and damage our reputation.
As a large, global food and beverage company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Various laws and regulations govern our practices including, but not limited to, those related to advertising and marketing, product claims and labeling, food production, environmental matters (including climate change), packaging and waste management (including packaging containing PFAS), intellectual property, consumer protection and product liability, commercial disputes, trade and export controls, anti-trust, data privacy, labor and employment, workplace health and safety, forced labor, such as the UFLPA, and tax. As a consequence, we face a heightened risk of legal claims and regulatory enforcement actions in the ordinary course of business. In addition, the imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, and differing or competing regulations and standards across the markets where our products are made, manufactured, distributed, and sold have in the past and could continue to result in higher compliance costs, capital expenditures, and higher production costs, adversely impacting our product sales, financial condition, and results of operations. Furthermore, actions we have taken or may take, or decisions we have made or may make, in response to pandemics (including the COVID-19 pandemic), may result in investigations, legal claims, or litigation against us. In addition, claims about the health impacts of consumption of our products, or ingredients, components, or substances present or allegedly present in those products or packaging, have resulted in, and could in the future result in, us being subject to regulations, fines, lawsuits, or taxes that could adversely impact our business.
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
Our borrowing costs can be affected by short and long-term credit ratings assigned by rating organizations. A decrease in these credit ratings could limit our access to capital markets and increase our borrowing costs, which could materially and adversely affect our financial condition and operating results. As of the date of this filing, our long-term debt is rated BBB by S&P Global Ratings and Fitch Ratings and Baa2 by Moody’s Investor Services, Inc., with a stable outlook from all three ratings agencies.
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
Kraft Heinz and Berkshire Hathaway are party to a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by Berkshire Hathaway, which represents all shares of our common stock held by Berkshire Hathaway as of the date of the closing of the 2015 Merger. As of December 30, 2023, registrable shares represented approximately 26.7% of all outstanding shares of our common stock. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, offers and sales of a large number of registrable shares may be made pursuant to an effective registration statement under the Securities Act in accordance with the terms of the registration rights agreement. Sales of our common stock by Berkshire Hathaway to other persons would likely result in an increase in the number of shares being traded in the public market and may increase the volatility of the price of our common stock.
Our share repurchase program may not be fully consummated and the anticipated enhanced long-term stockholder value may not be realized, and share repurchases could increase the volatility of the price of our stock.
In November 2023, the Board authorized the Company to repurchase up to $3.0 billion, exclusive of fees, of our outstanding common stock through December 26, 2026. Our repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of any repurchases, if any, will depend on factors such as our historical and expected business performance and cash and liquidity positions, the price of our stock, economic and market conditions, and corporate and regulatory requirements. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time. We cannot guarantee that we will repurchase shares or conduct future share repurchase programs, or that any such programs, even if fully implemented, will result in long-term increases to stockholder value. Any failure to fully implement our repurchase program may negatively impact our reputation, investor confidence, and the price of the Company’s common stock.
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
General Risk Factors
Disruptions in the global economy caused by geopolitical conflicts could adversely affect our business, financial condition, and results of operations.
Escalation of geopolitical tensions related to military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, supply chain disruptions, changes in consumer demand, increased cyberattacks, and impacts on foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition, and results of operations. Although we do not have operations in Ukraine, and our business in Russia generated approximately 1% of our consolidated net sales for the year ended December 30, 2023, the military conflict between Russia and Ukraine has caused, and could continue to cause, negative impacts on our business and the global economy. Governments in the United States, Canada, United Kingdom, and European Union have each imposed export controls and economic sanctions on certain industry sectors and parties in Russia. Further, the Russian government has placed restrictions on the transfer of funds to and from Russian entities, making it more difficult to operate in Russia. Failure to comply with applicable sanctions and measures could subject us to regulatory penalties, temporary or permanent loss of assets, or our ability to conduct business operations in Russia. While less than 1% of consolidated total assets are located in Russia as of December 30, 2023, our Russian assets may be partially or fully impaired in future periods, or our business operations terminated, based on actions taken by Russia, other parties, or us. The effects of current geopolitical conflicts, including the conflicts between Russia and Ukraine and in the Middle East and rising tensions between China and Taiwan, as well as potential future geopolitical tensions, could heighten many of our known risks described in this Item 1A, Risk Factors.
Unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate could adversely affect our ability to provide products to our customers or our results of operations.
We have a complex network of suppliers, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather or other geological events or natural disasters, including hurricanes, earthquakes, floods, tsunamis, or wild fires (whether as a result of climate change or otherwise), raw material shortages, fires or explosions, political unrest, geopolitical conflicts (including the ongoing conflicts between Russia and Ukraine and in the Middle East), terrorism, civil strife, acts of war, public corruption, expropriation, generalized labor unrest or labor shortages, or pandemics (including COVID-19), could damage or disrupt our operations or the operations of our customers, suppliers, vendors, co-manufacturers, distributors, or regulators. These factors include, but are not limited to:
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
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Economic and financial uncertainties in our international markets, changes to major international trade arrangements, and the imposition of tariffs by certain foreign governments could negatively impact our operations and sales. Other factors impacting our operations in the United States and in international locations where we do business include changes in laws, export and import restrictions, foreign currency exchange rates, foreign currency devaluation, cash repatriation restrictions, recessionary conditions, governmental subsidies provided to our consumers, foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, a potential U.S. federal government shutdown, terrorist acts, political unrest, and military conflict. Such factors in either domestic or foreign jurisdictions, and our responses to them, could materially and adversely affect our product sales, financial condition, and operating results.
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
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks and other cybersecurity risks, telecommunication failures, user errors, catastrophic events, or other factors. Geopolitical tensions or conflicts, and the rapid evolution and increased adoption of artificial intelligence technologies may further heighten the risk of cybersecurity attacks. If our information technology systems suffer severe damage, disruption, or shutdown, by unintentional or malicious actions of employees or contractors or by cyberattacks, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, reputational damage, transaction errors, processing inefficiencies, the leakage of confidential information, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed. While we have developed and implemented security measures and internal controls designed to protect against cyber and other security threats, such measures cannot provide absolute security and may not be successful in preventing future security breaches. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. We may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. In the past, we have experienced security incidents resulting from unauthorized access to or use of our systems or those of third parties, which to date, have not had a material impact on our operations; however, there is no assurance that the impact of any security incidents will not be material in the future.
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
We are also subject to various laws and regulations that are continuously evolving and developing regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Such laws and regulations, as well as their interpretation and application, may vary from jurisdiction to jurisdiction, which can result in inconsistent or conflicting requirements. The European Union’s General Data Protection Regulation (“GDPR”), and similar regulations implemented in other non-U.S. geographies, adds a broad array of requirements with respect to personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. The California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), which amended the CCPA, among other things, impose additional requirements with respect to disclosure and deletion of personal information of California residents. The CCPA and CPRA provide civil penalties for violations, as well as a private right of action for data breaches. Similar legislation in other states imposes transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights. GDPR, CCPA, CPRA, and other privacy and data protection laws may increase our costs of compliance and risks of non-compliance, which could result in substantial penalties.
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
We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, which represents the majority of our operations, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. Additionally, the Organization for Economic Co-operation and Development (OECD), a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The proposals aim to ensure a fairer distribution of profits among countries and impose a floor on tax competition through the introduction of a global minimum tax. Many countries have enacted or begun the process of enacting laws based on the two-pillar plan proposals. It is not currently possible to accurately determine the potential comprehensive impact of these or future changes, but these changes could have a material impact on our effective tax rate, financial condition, and business.
Significant judgment, knowledge, and experience are required in determining our worldwide provision for income taxes. Our future effective tax rate is impacted by a number of factors including changes in the valuation of our deferred tax assets and liabilities, changes in geographic mix of income, changes in expenses not deductible for tax, including impairment of goodwill, and changes in available tax credits. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are also regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits, including transfer pricing matters, and any related litigation could be materially different from our historical income tax provisions and accruals. For example, we are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2018 through 2022. In the third quarter of 2023, we received two Notices of Proposed Adjustment (the “NOPAs”) relating to transfer pricing with our foreign subsidiaries. The NOPAs propose an increase to our U.S. taxable income that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2018 and approximately $210 million for 2019, excluding interest, and assert penalties of approximately $85 million for each of 2018 and 2019. We strongly disagree with the IRS’s positions, believe that our tax positions are well documented and properly supported, and intend to vigorously contest the positions taken by the IRS and pursue all available administrative and judicial remedies; however, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and potential penalties, our results of operations and cash flows could be materially affected. We continue to maintain the same operating model and transfer pricing methodology with our foreign subsidiaries that was in place for the years 2018 and 2019, and the IRS began its audit of 2020, 2021, and 2022 during the first quarter of 2024. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made.
Volatility of capital markets or macroeconomic factors could adversely affect our business.
Changes in financial and capital markets, including market disruptions, instability in financial institutions, limited liquidity, and interest rate volatility, may increase the cost of financing as well as the risks of refinancing maturing debt. Additionally, some of our customers, suppliers, and counterparties are highly leveraged. Consolidations in some of the industries in which our customers operate have created larger customers, some of which are highly leveraged and facing increased competition and continued credit market volatility. These factors have caused some customers to be less profitable, increasing our exposure to credit risk. A significant adverse change in the financial and/or credit position of a customer, supplier, or counterparty could require us to assume greater credit risk relating to that customer or counterparty and could limit our ability to collect receivables. This could have an adverse impact on our financial condition and liquidity.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure
The Company assesses, identifies, and manages cybersecurity risk using a data-driven risk management program intended to reduce risks to the following impact classes: the Company’s obligations to prevent harm to parties, including employees, customers, and stockholders; and the Company’s business objectives.
As part of our cybersecurity strategy, we set risk targets based on our risk thresholds using industry-recognized standards for controlling and evaluating the risk of cybersecurity threats. The Company has developed cybersecurity policies supported by defined standards, including identity and access control, network controls, operational security, information classification, cybersecurity risk management, incident management and reporting, and security in software development lifecycle.
We undertake scheduled and targeted cybersecurity risk assessments to identify and prioritize risks to our three impact classes so that foreseeably harmed parties (which include our employees, contractors, partners, customers, stockholders, consumers, and suppliers) are explicitly included in our risk analysis and risk management priorities. We plan for, implement, and improve safeguards that are designed to reduce unacceptable risks to any foreseeably harmed party. We engage third-party service providers (including contractors and vendors) as part of our normal business operations, including collaborating with third-party experts to assist with evaluating, identifying, and managing our cybersecurity risks.

Our cybersecurity risk management program includes:
•Ongoing audits of third-party service providers, including penetration testing and reviews of program maturity based on the National Institute of Standards and Technology (“NIST”) cybersecurity framework;
•Due diligence reviews of third-party service providers’ information security programs;
•Regular phishing, social engineering, and cybersecurity awareness training for employees with Company emails and access to connected devices;
•Annual tabletop exercises to educate and train our personnel on response capabilities and inform adjustments to our controls and response;
•Regular consultation with external advisors and specialists regarding opportunities and enhancements to strengthen our cybersecurity practices and policies;
•Ongoing cybersecurity event monitoring, management, and testing of incident response procedures; and
•Ongoing enhancements to cybersecurity capabilities based on evolving threats.
We have adopted an incident response plan that applies in the event of a cybersecurity threat or incident to provide a standardized framework for responding to such cybersecurity incidents. The plan sets out a coordinated approach to investigating, containing, documenting, and mitigating incidents, including reporting findings and keeping senior management, the Board, and other key stakeholders informed and involved as appropriate. The plan is aligned to NIST guidance. It also adheres to standards of practice and includes the involvement of any personnel who may detect incidents, respond to incidents, resolve incidents, and manage communications and responsibilities with authorities about those incidents. The plan applies to all Company personnel (including third-party contractors, vendors, and partners) that perform functions or services requiring access to secure Company information, and to all devices and network services that are owned or managed by the Company.
We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a cybersecurity incident at a third-party service provider. We maintain a third-party cyber risk management process to review and monitor potentially material third-party service providers’ security controls. Third-party service providers are required to provide independent attestation reports of their control environment, which are reviewed to validate that the controls meet Company security requirements. In the absence of such reports, third-party service providers are required to complete a detailed questionnaire describing their controls and provide relevant documentation. As part of the third-party risk management process, we request and review annual penetration test reports for the third-party service providers designed to assess whether all high and medium risk findings are addressed. The control environments for third-party service providers are reviewed annually.
Our cybersecurity risk mitigation strategy includes the use of cybersecurity insurance that provides protection against certain potential losses arising from certain cybersecurity incidents.
Risk management concerns, priorities, and progress are reported to the Company’s Enterprise Risk Committee quarterly as part of the Company’s overall enterprise risk management process. Risk management reports describe cybersecurity priorities, planned safeguards, and resource requirements necessary to achieve acceptable risk outcomes for foreseeably harmed parties.
The Company governs cybersecurity risk through a risk management program designed to enable employees, members of the Audit Committee, Enterprise Risk Committee, executive officers, and other personnel to make informed decisions about cybersecurity risk management that are appropriate for their level of responsibility. Our Chief Information Security Officer (“CISO”) oversees the team responsible for leading enterprise-wide information security strategy, policy, standards, architecture, and processes. Our CISO has extensive cybersecurity knowledge and skills gained from more than 20 years of work experience in information security in the consumer goods, banking, legal, healthcare, and education sectors as well as the government. Our CISO holds a master’s degree in computer and information systems security/information assurance and designations as a Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM). The CISO evaluates cybersecurity risks, plans for reduction of risks, directs resources and priorities to improve cybersecurity safeguards, measures the results of those efforts, reports to our senior and executive leaders (including our Global Chief Information Officer and Global Chief Financial Officer), the Enterprise Risk Management Committee, and the Audit Committee regarding our cybersecurity risk priorities and progress, and solicits support from senior and executive leaders to further reduce risks through resources, prioritization, or other means. The CISO receives reports on cybersecurity threats from our Security Operations Center, external threat intel, trusted third-party security suppliers, and a peer network of CISOs at other global companies on an ongoing basis. Our Security Operations Center verifies and validates the threat information and modifies our detection and preventative controls as appropriate. Our CISO works closely with our Chief Global Ethics and Compliance Officer and Chief Legal and Corporate Affairs Officer to oversee compliance with legal, regulatory, and contractual security requirements. The CISO’s team evaluates third-party service providers to a degree commensurate with the risk their services pose to us. As part of that program, we also provide feedback to service providers about risks they can reduce using commercially available safeguards. Additionally, the information security team works in partnership with the Company’s internal audit team to review information technology-related internal controls as part of our overall internal controls process.

The Audit Committee is responsible for oversight of the Company’s information technology and cybersecurity risks. To fulfill its oversight responsibilities, the Audit Committee reviews the measures implemented by the Company to identify and mitigate cybersecurity risks and the Audit Committee receives updates from our Global Chief Information Officer and CISO at least twice a year, which cover topics related to information security, privacy, and cybersecurity risks, and the risk management processes, including the status of significant cybersecurity incidences, the emerging threat landscape, and the status of projects to strengthen the Company’s information security posture. The Audit Committee regularly reports to the Board on information technology, cybersecurity, and privacy matters. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported promptly to the Audit Committee or Board, with ongoing updates regarding any such incident until it has been addressed.
We also rely on information technology, third-party service providers, and strategic joint venture partners to support our business and operations, including our secure processing of personal, confidential, financial, sensitive, proprietary, and other types of information, and to enable our service offerings. Despite ongoing efforts to improve our and third parties’ ability to protect against cybersecurity threats, we may not be able to protect all information systems, products, and service technologies.
While we have not experienced any material cybersecurity threats or incidents as of the date of this Annual Report on Form 10-K, there can be no guarantee that we will not be the subject of future successful attacks, threats, or incidents that may materially affect the Company or its business strategy, results of operations or financial condition. Additional information on cybersecurity-related risks is discussed under the heading “We are significantly dependent on information technology, and we may be unable to protect our information systems against service interruption, misappropriation of data, or breaches of security.” under Item 1A, Risk Factors.
Item 2. Properties.
Our corporate co-headquarters are located in Pittsburgh, Pennsylvania and Chicago, Illinois. Our co-headquarters are leased and house certain executive offices, our U.S. business units, and our administrative, finance, legal, and human resource functions. We maintain additional owned and leased offices throughout the regions in which we operate.
We manufacture our products in our network of manufacturing and processing facilities located throughout the world. As of December 30, 2023, we operated 75 manufacturing and processing facilities. We own 70 and lease five of these facilities. Our manufacturing and processing facilities count by segment as of December 30, 2023 was:

	Owned	Leased
North America	32	2
International	38	3
We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and are adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.
In 2023, we ceased operations of our facility in Irvine, California in our North America segment and two manufacturing facilities in China within our International segment as part of our planned restructuring activities. See Note 5, Restructuring Activities, in Item 8, Financial Statements and Supplementary Data, for additional information on our exit and disposal costs.
Item 3. Legal Proceedings.
See Note 15, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on The Nasdaq Stock Market LLC (Nasdaq) under the ticker symbol “KHC.” At February 10, 2024, there were approximately 37,627 holders of record of our common stock.
See Equity and Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of cash dividends declared on our common stock.

Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Food and Soft Drink Products, which we consider to be our peer group. Companies included in the S&P Consumer Staples Food and Soft Drink Products index change periodically and are presented on the basis of the index as it is comprised on December 30, 2023. This graph covers the five-year period from December 28, 2018 (the last trading day of our fiscal year 2018) through December 29, 2023 (the last trading day of our fiscal year 2023). The graph shows total shareholder return assuming $100 was invested on December 28, 2018 and the dividends were reinvested on a daily basis.

Kraft Heinz
S&P 500
S&P Consumer Staples Packaged Food & Soft Drinks
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
DECEMBER 28, 2018
DECEMBER 27, 2019
DECEMBER 24, 2020
DECEMBER 23, 2021
DECEMBER 30, 2022
DECEMBER 29, 2023

	Kraft Heinz	S&P 500	S&P Consumer Staples Food and Soft Drink Products
December 28, 2018	$100.00	$100.00	$100.00
December 27, 2019	76.72	132.97	128.43
December 24, 2020	89.80	154.78	135.53
December 23, 2021	94.37	200.34	153.96
December 30, 2022	113.64	165.48	170.15
December 29, 2023	107.91	208.99	161.89
The above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Issuer Purchases of Equity Securities During the Three Months Ended December 30, 2023
Our share repurchase activity in the three months ended December 30, 2023 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
10/01/2023 — 11/04/2023	143,353	$33.74	—	$—
11/05/2022 — 12/02/2023	2,139,192	35.12	2,135,574	2,925
12/03/2023 — 12/30/2023	6,153,670	36.60	6,149,491	2,700
Total	8,436,215		8,285,065
(a)    Includes (1) shares purchased pursuant to the share repurchase program described in (b) below, (2) shares repurchased to offset the dilutive effect of the exercise of stock options using option exercise proceeds and the vesting restricted stock units (“RSUs”) and performance share units (“PSUs”), and (3) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
(b)    On November 27, 2023, the Company announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 billion of the Company’s common stock through December 26, 2026. The Company is not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, privately negotiated transactions, transactions structured through investment banking institutions, or other means.
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
See below for discussion and analysis of our financial condition and results of operations for 2023 compared to 2022. See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion of our financial condition and results of operations for 2022 compared to 2021.
Description of the Company:
We manufacture and market food and beverage products, including condiments and sauces, cheese and dairy, meals, meats, refreshment beverages, coffee, and other grocery products throughout the world.
We manage and report our operating results through two reportable segments defined by geographic region: North America and International.
During the fourth quarter of 2023, certain organizational changes were announced that are expected to impact our future internal reporting and reportable segments. We expect to divide our International segment into three operating segments — Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”) — in order to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan.
As a result of these changes, we expect to have two reportable segments: North America and International Developed Markets. We anticipate that our remaining operating segments, consisting of WEEM and AEM, will be combined and disclosed as Emerging Markets. We expect that the change to our reportable segments will be effective in the first quarter of 2024.
See Note 20, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our financial information by segment.
Conflict Between Russia and Ukraine:
For the years ended December 30, 2023 and December 31, 2022, approximately 1% of consolidated net sales, net income/(loss), and Adjusted EBITDA were generated from our business in Russia. As of December 30, 2023, less than 1% of consolidated total assets were located in Russia and we had approximately 1,100 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. We will continue to monitor the impact that this conflict has on our business; however, through 2023, the conflict between Russia and Ukraine did not have a material impact on our financial condition, results of operations, or cash flows.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $510 million and intangible asset impairment losses of $152 million in 2023 compared to goodwill impairment losses of $444 million, intangible asset impairment losses of $469 million, and net property, plant, and equipment asset impairment losses of $86 million in 2022. See Note 4, Acquisitions and Divestitures, and Note 8, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information on these impairment losses.
53rd Week:
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Our 2023 fiscal year was a 52-week period that ended on December 30, 2023. Our 2022 fiscal year was a 53-week period that ended on December 31, 2022.

Inflation and Supply Chain Impacts:
During the year ended December 30, 2023, we experienced increased supply chain costs, including procurement, and manufacturing costs, largely due to inflationary pressures concentrated in the first half of the year, as compared to the prior year period. While these costs have a negative impact on our results of operations, we have taken measures to mitigate the impact of this inflation through pricing actions, efficiency gains, and hedging strategies. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we have taken have, in some instances, negatively impacted, and could continue to negatively impact, our market share.
Results of Operations
We disclose in this report certain non-GAAP financial measures. These non-GAAP financial measures assist management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our underlying operations. For additional information and reconciliations to the most closely comparable financial measures presented in our consolidated financial statements, which are calculated in accordance with U.S. GAAP, see Non-GAAP Financial Measures.
Consolidated Results of Operations
Summary of Results:

	December 30, 2023	December 31, 2022	% Change
	(in millions, except per share data)
Net sales	$26,640	$26,485	0.6%
Operating income/(loss)	4,572	3,634	25.8%
Net income/(loss)	2,846	2,368	20.2%
Net income/(loss) attributable to common shareholders	2,855	2,363	20.8%
Diluted EPS	2.31	1.91	20.9%
Net Sales:

	December 30, 2023	December 31, 2022	% Change
	(in millions)
Net sales	$26,640	$26,485	0.6%
Organic Net Sales(a)	26,774	25,889	3.4%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2023 Compared to Fiscal Year 2022:
Net sales increased 0.6% to $26.6 billion in 2023 compared to $26.5 billion in 2022, including the unfavorable impacts of lapping a 53rd week of shipments in the prior period (1.8 pp), foreign currency (0.9 pp), and acquisitions and divestitures (0.1 pp). Organic Net Sales increased 3.4% to $26.8 billion in 2023 compared to $25.9 billion in 2022, primarily driven by higher pricing (8.9 pp), which more than offset unfavorable volume/mix (5.5 pp). Pricing was higher in both segments, while volume/mix was unfavorable in both segments.
Net Income/(Loss):

	December 30, 2023	December 31, 2022	% Change
	(in millions)
Operating income/(loss)	$4,572	$3,634	25.8%
Net income/(loss)	2,846	2,368	20.2%
Net income/(loss) attributable to common shareholders	2,855	2,363	20.8%
Adjusted EBITDA(a)	6,307	6,003	5.1%
(a)    Adjusted EBITDA is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Fiscal Year 2023 Compared to Fiscal Year 2022:
Operating income/(loss) increased 25.8% to $4.6 billion in 2023 compared to $3.6 billion in 2022, primarily driven by higher pricing, efficiency gains, lower non-cash impairment losses in the current year period, and the impact of the securities class action lawsuit in the prior year period. These impacts more than offset higher commodity costs, including the impact of realized and unrealized gains and losses on commodity hedges; higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs; unfavorable volume/mix; increased selling, general and administrative expenses (“SG&A”), particularly advertising expenses; and the decrease from lapping a 53rd week of shipments in the prior period.
Net income/(loss) increased 20.2% to $2.8 billion in 2023 compared to $2.4 billion in 2022. This increase was driven by the operating income/(loss) factors discussed above and lower interest expense, which more than offset unfavorable changes in other expense/(income) and higher tax expense.
•Interest expense was $912 million in 2023 compared to $921 million in 2022.
•Our effective tax rate was 21.7% in 2023 compared to 20.2% in 2022. Our 2023 effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions. These impacts were partially offset by the impact of certain unfavorable rate reconciling items, primarily non-deductible goodwill impairments and the impact of the federal tax on global intangible low-taxed income (“GILTI”). Our 2022 effective tax rate was impacted by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable items, primarily the decrease in deferred tax liabilities due to the merger of certain foreign entities, the revaluation of deferred tax balances due to changes in state tax laws, and changes in estimates of certain 2021 U.S. income and deductions. This impact was partially offset by the impact of certain unfavorable items, primarily non-deductible goodwill impairments, the impact of the federal tax on GILTI, and the establishment of uncertain tax positions and valuation allowance reserves. The year-over-year increase in the effective tax rate was due primarily to the decrease in deferred tax liabilities due to the merger of certain foreign entities and the revaluation of deferred tax balances due to changes in state tax laws in the prior year versus the current year.
•Other expense/(income) was $27 million of expense in 2023 compared to $253 million of income in 2022. This change was primarily driven by a $67 million net pension and postretirement non-service costs in 2023 compared to a $135 million net pension and postretirement non-service benefit in 2022 due in part to the settlement of one of our U.K. defined benefit pension plans, which resulted in pre-tax losses of $162 million. Further, additional changes in other expense/(income) were driven by a $73 million net foreign exchange loss in 2023 compared to a $106 million net foreign exchange gain in 2022, and a $21 million decrease in gain on sale of businesses. These impacts were partially offset by a $59 million net gain on derivative activities in 2023 compared to an $50 million net loss on derivative activities in 2022, and a $13 million increase in interest income as compared to the prior year period.
Adjusted EBITDA increased 5.1% to $6.3 billion in 2023 compared to $6.0 billion in 2022, primarily due to higher pricing and efficiency gains, which more than offset higher commodity costs, including the impact of realized gains and losses on commodity hedges; higher supply chain costs, reflecting inflationary pressure in manufacturing, procurement, and logistics; unfavorable volume/mix; increased SG&A, particularly in advertising expenses; the decrease from lapping a 53rd week of shipments in the prior period (2.1 pp); and the unfavorable impact of foreign currency (0.9 pp).
Diluted Earnings Per Share (“EPS”):

	December 30, 2023	December 31, 2022	% Change
	(in millions, except per share data)
Diluted EPS	$2.31	$1.91	20.9%
Adjusted EPS(a)	2.98	2.78	7.2%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Fiscal Year 2023 Compared to Fiscal Year 2022:
Diluted EPS increased 20.9% to $2.31 in 2023 compared to $1.91 in 2022, primarily driven by the net income/(loss) factors discussed above.

	December 30, 2023	December 31, 2022	$ Change	% Change
Diluted EPS	$2.31	$1.91	$0.40	20.9%
Restructuring activities	0.16	0.05	0.11
Unrealized losses/(gains) on commodity hedges	—	0.04	(0.04)
Impairment losses	0.50	0.70	(0.20)
Certain non-ordinary course legal and regulatory matters	—	0.13	(0.13)
Losses/(gains) on sale of business	—	(0.01)	0.01
Other losses/(gains) related to acquisitions and divestitures	—	(0.02)	0.02
Nonmonetary currency devaluation	0.02	0.01	0.01
Debt prepayment and extinguishment (benefit)/costs	—	(0.03)	0.03
Certain significant discrete income tax items	(0.01)	—	(0.01)
Adjusted EPS(a)	$2.98	$2.78	$0.20	7.2%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.27
53rd week			(0.06)
Interest expense			0.03
Other expense/(income)			(0.03)
Effective tax rate			(0.01)
			$0.20
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS increased 7.2% to $2.98 in 2023 compared to $2.78 in 2022 primarily driven by higher Adjusted EBITDA and lower interest expense, which more than offset the decrease from lapping a 53rd week of shipments in the prior period, unfavorable changes in other expense/(income), and higher taxes on adjusted earnings.
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

Net Sales:

	December 30, 2023	December 31, 2022
	(in millions)
Net sales:
North America	$20,126	$20,340
International	6,514	6,145
Total net sales	$26,640	$26,485
Organic Net Sales:

	2023 Compared to 2022
	December 30, 2023	December 31, 2022
	(in millions)
Organic Net Sales(a):
North America	$20,191	$19,983
International	6,583	5,906
Total Organic Net Sales	$26,774	$25,889
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Currency	Acquisitions and Divestitures	53rd Week	Organic Net Sales	Price	Volume/Mix
2023 Compared to 2022
North America	(1.0)%	(0.3) pp	0.0 pp	(1.7) pp	1.0%	7.5 pp	(6.5) pp
International	6.0%	(3.2) pp	(0.5) pp	(1.8) pp	11.5%	13.6 pp	(2.1) pp
Kraft Heinz	0.6%	(0.9) pp	(0.1) pp	(1.8) pp	3.4%	8.9 pp	(5.5) pp
Adjusted EBITDA:

	December 30, 2023	December 31, 2022
	(in millions)
Segment Adjusted EBITDA:
North America	$5,603	$5,284
International	1,094	1,017
General corporate expenses	(390)	(298)
Depreciation and amortization (excluding restructuring activities)	(923)	(922)
Divestiture-related license income	54	56
Restructuring activities	(60)	(74)
Deal costs	—	(9)
Unrealized gains/(losses) on commodity hedges	(1)	(63)
Impairment losses	(662)	(999)
Certain non-ordinary course legal and regulatory matters	(2)	(210)
Equity award compensation expense	(141)	(148)
Operating income/(loss)	4,572	3,634
Interest expense	912	921
Other expense/(income)	27	(253)
Income/(loss) before income taxes	$3,633	$2,966

North America:

	2023 Compared to 2022
	December 30, 2023	December 31, 2022	% Change
	(in millions)
Net sales	$20,126	$20,340	(1.0)%
Organic Net Sales(a)	20,191	19,983	1.0%
Segment Adjusted EBITDA	5,603	5,284	6.0%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2023 Compared to Fiscal Year 2022:
Net sales decreased 1.0% to $20.1 billion in 2023 compared to $20.3 billion in 2022, including the decrease from lapping a 53rd week of shipments in the prior period (1.7 pp) and the unfavorable impacts of foreign currency (0.3 pp). Organic Net Sales increased 1.0% to $20.2 billion in 2023 compared to $20.0 billion in 2022, driven by higher pricing (7.5 pp), which more than offset unfavorable volume/mix (6.5 pp). Higher pricing was primarily driven by increases to mitigate higher input costs, particularly in the first half of 2023. Unfavorable volume/mix was primarily due to elasticity impacts from pricing actions and due, in part, to the reduction of Supplemental Nutrition Assistance Program (“SNAP”) benefits.
Segment Adjusted EBITDA increased 6.0% to $5.6 billion in 2023 compared to $5.3 billion in 2022, primarily due to higher pricing and efficiency gains, which more than offset higher commodity costs, including the impact of realized gains and losses on commodity hedges; unfavorable volume/mix; higher supply chain costs, reflecting inflationary pressure in manufacturing costs; increased SG&A, particularly advertising expenses; the decrease from lapping a 53rd week of shipments in the prior period (2.2 pp); and the unfavorable impact of foreign currency (0.3 pp).
International:

	2023 Compared to 2022
	December 30, 2023	December 31, 2022	% Change
	(in millions)
Net sales	$6,514	$6,145	6.0%
Organic Net Sales(a)	6,583	5,906	11.5%
Segment Adjusted EBITDA	1,094	1,017	7.6%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2023 Compared to Fiscal Year 2022:
Net sales increased 6.0% to $6.5 billion in 2023 compared to $6.1 billion in 2022, including the unfavorable impacts of foreign currency (3.2 pp), lapping a 53rd week of shipments in the prior period (1.8 pp), and acquisitions and divestitures (0.5 pp). Organic Net Sales increased 11.5% to $6.6 billion in 2023 compared to $5.9 billion in 2022, driven by higher pricing (13.6 pp), which more than offset unfavorable volume/mix (2.1 pp). Higher pricing included increases across markets primarily to mitigate higher input costs. Unfavorable volume/mix was primarily due to the elasticity impacts from pricing actions, particularly in our Northern Europe region, which more than offset favorable volume/mix growth in emerging markets within our Eastern Europe and LATAM regions.
Segment Adjusted EBITDA increased 7.6% to $1.1 billion in 2023 compared to $1.0 billion in 2022, primarily due to higher pricing and efficiency gains, partially offset by higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs; increased SG&A, particularly advertising expenses; higher commodity costs; unfavorable volume/mix; the unfavorable impact of foreign currency (4.3 pp); and the decrease from lapping a 53rd week of shipments in the prior period (1.8 pp).
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

Acquisitions and Divestitures:
In the first quarter of 2022, we acquired 85% of the shares of Just Spices GmbH (“Just Spices”), a German-based company focused on direct-to-consumer sales of premium spice blends, from certain third-party shareholders (the “Just Spices Acquisition”) for cash consideration of approximately $243 million. In the third quarter of 2023, we completed the redemption of an additional 5% of the outstanding shares and own 90% of the controlling interest in Just Spices as of December 30, 2023.
In the second quarter of 2022, we acquired a majority of the outstanding equity interests of Companhia Hemmer Indústria e Comércio (“Hemmer”), a Brazilian food and beverage manufacturing company focused on the condiments and sauces category, from certain third-party shareholders (the “Hemmer Acquisition”) for cash consideration of approximately $279 million.
In the fourth quarter of 2022, we sold our business-to-business powdered cheese business to a third party, Kerry Group, for cash consideration of approximately $108 million (the “Powdered Cheese Transaction”).
In the fourth quarter of 2021, we closed on our transaction with a third party, an affiliate of Groupe Lactalis, to sell certain assets in our global cheese business, as well as to license certain trademarks (the “Cheese Transaction”). In connection with the Cheese Transaction, we paid approximately $620 million of cash taxes in the second quarter of 2022, primarily to U.S. federal and state tax authorities.
See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on our acquisitions and divestitures.
Cash Flow Activity for 2023 Compared to 2022:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $4.0 billion for the year ended December 30, 2023 compared to $2.5 billion for the year ended December 31, 2022. This increase was primarily driven by lower cash outflows in the current year for inventories, primarily related to stock rebuilding in the prior year, lower cash outflows in the current year for cash tax payments driven by cash taxes paid in 2022 related to the Cheese Transaction, higher Adjusted EBITDA in 2023, and lower interest payments in the current period due to the reduction of long-term debt throughout 2022. These impacts were partially offset by cash payments associated with the settlement of the consolidated securities class action lawsuit. See Note 15, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information on our legal proceedings.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $916 million for the year ended December 30, 2023 compared to net cash used for investing activities of $1.1 billion for the year ended December 31, 2022. This change was primarily driven by payments for the Just Spices Acquisition and Hemmer Acquisition in 2022, partially offset by higher proceeds from the settlement of net investment hedges in the prior year period, proceeds from the Powdered Cheese Transaction in 2022, and higher capital expenditures in the current year period. We had 2023 capital expenditures of $1.0 billion compared to 2022 capital expenditures of $916 million. We expect 2024 capital expenditures to be approximately $1.1 billion, primarily driven by capital investments focused on generating growth, including capacity expansion, cost improvement, digital, and automation projects, as well as capital investments in maintenance and technology.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $2.7 billion for the year ended December 30, 2023 compared to $3.7 billion for the year ended December 31, 2022. This change was primarily due to proceeds from the issuance of 600 million euro aggregate principal amount floating rate senior notes in 2023 and lower repayments of long-term debt in the current year period, partially offset by increased common stock repurchases primarily driven by our share repurchase program. See Note 16, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our debt transactions and Note 18, Capital Stock, in Item 8, Financial Statements and Supplementary Data, for additional information on our share repurchase program.
Cash Held by International Subsidiaries:
Of the $1.4 billion cash and cash equivalents on our consolidated balance sheet at December 30, 2023, $980 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2023 accumulated earnings of certain international subsidiaries is approximately $60 million. Our undistributed historical earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at December 30, 2023 and December 31, 2022, and relates to local withholding taxes that will be owed when this cash is distributed.

Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from zero to 220 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We did not pledge any assets in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All amounts due to participating suppliers are paid to the third-party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $0.8 billion at December 30, 2023 and $1.1 billion at December 31, 2022. The amounts were included in trade payables on our consolidated balance sheets.
Borrowing Arrangements:
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at December 30, 2023 or at December 31, 2022. Under our U.S. commercial paper program, the maximum amount of commercial paper outstanding was $150 million and $198 million during the years ended December 30, 2023 and December 31, 2022.
In July 2022, together with KHFC, our 100% owned operating subsidiary, we entered into a new credit agreement (the “Credit Agreement”), which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (the “Senior Credit Facility”) and replaced our then-existing credit facility (the “Previous Senior Credit Facility”). On July 21, 2023, we entered into an agreement to extend the maturity date of our Senior Credit Facility from July 8, 2027 to July 8, 2028.
No amounts were drawn on our Senior Credit Facility at December 30, 2023 or December 31, 2022. No amounts were drawn on our Senior Credit Facility during the years ended December 30, 2023 or December 31, 2022, or on the Previous Senior Credit Facility during the year ended December 31, 2022.
Our Credit Agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of December 30, 2023.
Long-Term Debt:
Our long-term debt, including the current portion, was $20.0 billion at December 30, 2023 and $20.1 billion at December 31, 2022. This decrease was primarily due to the repayment of 750 million euro aggregate principal amount of senior notes due in June 2023, which more than offset the issuance of 600 million euro aggregate principal amount of floating rate senior notes issued in May 2023.
We have aggregate principal amounts of senior notes of approximately 550 million euros maturing in May 2024.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of December 30, 2023.
See Note 16, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our long-term debt activity.
Equity and Dividends:
We paid dividends on our common stock of $2.0 billion in 2023, 2022, and 2021. Additionally, in the first quarter of 2024, our Board declared a cash dividend of $0.40 per share of common stock, which is payable on March 29, 2024 to stockholders of record on March 8, 2024.
The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, privately negotiated transactions, transactions structured through investment banking institutions, or other means. As of December 30, 2023, we had remaining authorization under the share repurchase program of approximately $2.7 billion. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
Aggregate Contractual Obligations:
Related to our current and long-term material cash requirements, the following table summarizes our aggregate contractual obligations at December 30, 2023, which we expect to primarily fund with cash from operating activities (in millions):

	Material Cash Requirements
	2024	2025-2026	2027-2028	2029 and Thereafter	Total
Long-term debt(a)	$1,509	$4,254	$4,960	$22,398	$33,121
Finance leases(b)	36	55	47	68	206
Operating leases(c)	131	240	197	291	859
Purchase obligations(d)	640	830	477	418	2,365
Other long-term liabilities(e)	67	95	36	97	295
Total	$2,383	$5,474	$5,717	$23,272	$36,846
(a)    Amounts represent the expected cash payments of our long-term debt, including interest on variable and fixed rate long-term debt. Interest on variable rate long-term debt is calculated based on interest rates at December 30, 2023.
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
Pension plan contributions were $11 million in 2023. We estimate that 2024 pension plan contributions will be approximately $10 million. Postretirement benefit plan contributions were $11 million in 2023. We estimate that 2024 postretirement benefit plan contributions will be approximately $12 million. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2024. Beyond 2024, we are unable to reliably estimate the timing of contributions to our pension or postretirement plans. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension or postretirement asset performance or interest rates, or other factors. As such, estimated pension and postretirement plan contributions for 2024 have been excluded from the above table.
At December 30, 2023, the amount of net unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $543 million. The timing of payments will depend on the progress of examinations with tax authorities. We are unable to make a reasonably reliable estimate as to if or when any significant cash settlements with taxing authorities may occur; therefore, we have excluded the amount of net unrecognized tax benefits from the above table.
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
Summarized Statement of Income

For the Year Ended
December 30, 2023
Net sales	$17,350
Gross profit(a)	6,307
Intercompany service fees and other recharges	4,355
Operating income/(loss)	1,117
Equity in earnings/(losses) of subsidiaries	2,611
Net income/(loss)	2,855
Net income/(loss) attributable to common shareholders	2,855
(a)    In 2023, the Obligor Group recorded $449 million of net sales to the non-guarantor subsidiaries and $45 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

December 30, 2023
ASSETS
Current assets	$4,347
Current assets due from affiliates(a)	529
Non-current assets	5,665
Goodwill	8,823
Intangible assets, net	1,993
Non-current assets due from affiliates(b)	16
LIABILITIES
Current liabilities	$4,461
Current liabilities due to affiliates(a)	2,055
Non-current liabilities	21,429
Non-current liabilities due to affiliates(b)	500
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.

Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, tomato products, soybean and vegetable oils, sugar and other sweeteners, coffee beans, wheat and processed grains, eggs, and other fruits and vegetables to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, metals, and cardboard to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor worldwide supply and cost trends of these commodities.
During the year ended December 30, 2023, we experienced higher commodity costs for tomato products, sugar and other sweeteners, vegetables, and fruits, while costs for dairy products, meat products, vegetable oils, and coffee decreased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
Revenue Recognition:
Our revenues are primarily derived from customer orders for the purchase of our products. We recognize revenues as performance obligations are fulfilled when control passes to our customers. We record revenues net of variable consideration, including consumer incentives and performance obligations related to trade promotions, excluding taxes, and including all shipping and handling charges billed to customers (accounting for shipping and handling charges that occur after the transfer of control as fulfillment costs). We also record a refund liability for estimated product returns and customer allowances as reductions to revenues within the same period that the revenue is recognized. We base these estimates principally on historical and current period experience factors. We recognize costs paid to third-party brokers to obtain contracts as expenses as our contracts are generally less than one year.
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
Advertising expenses are recorded in SG&A. For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. Our definition of advertising expenses includes advertising production costs, in-store advertising costs, agency fees, brand promotions and events, and sponsorships, in addition to costs to obtain advertising in television, radio, print, digital, and social channels. We recorded advertising expenses of $1,071 million in 2023, $945 million in 2022, and $1,039 million in 2021. We also incur market research costs, which are recorded in SG&A but are excluded from advertising expenses.
Goodwill and Intangible Assets:
As of December 30, 2023, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $30.5 billion at December 30, 2023. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.5 billion as of December 30, 2023.

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
As detailed in Note 8, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our reporting units and brands that were impaired in 2023, 2022, and 2021 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2023 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount after impairment of $17.6 billion as of the 2023 annual impairment test and included Taste, Meals, and Away from Home, Northern Europe, Continental Europe, and Canada and North America Coffee. Reporting units with 10-20% fair value over carrying amount had an aggregate goodwill carrying amount of $12.5 billion as of the 2023 annual impairment test and included Fresh, Beverages, and Desserts and LATAM. Our Asia reporting unit had between 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $309 million as of the 2023 annual impairment test. Our reporting units that have less than 5% excess fair value over carrying amount as of the 2023 annual impairment test are considered at a heightened risk of future impairments and include our TMA, Continental Europe, and CNAC reporting units, which had an aggregate goodwill carrying amount of $15.9 billion. Our four remaining reporting units had no goodwill carrying amount at the time of the 2023 annual impairment test.
After the 2023 annual impairment test and after reclassifying two indefinite-lived intangible asset brands to definite-lived trademarks, our indefinite-lived brands with 10% or less fair value over carrying amount had an aggregate carrying amount of $16.2 billion as of the 2023 annual impairment test and included Kraft, Oscar Mayer, Velveeta, Maxwell House, Cool Whip, and Jet Puffed. Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $2.4 billion as of the 2023 annual impairment test and included Miracle Whip and Ore-Ida. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $4.2 billion as of the 2023 annual impairment test. Although the remaining brands, with a carrying amount of $15.7 billion, have more than 50% excess fair value over carrying amount as of the 2023 annual impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future. Our brands that have less than 5% excess fair value over carrying amount as of the 2023 annual impairment test are considered at a heightened risk of future impairments and include our Kraft, Velveeta, Maxwell House, Cool Whip, and Jet Puffed brands, which had an aggregate carrying amount of $13.5 billion.
We generally utilize the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each reporting unit (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, long-term growth rates, a discount rate that appropriately reflects the risks inherent in each future cash flow stream, and other market factors. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and guideline companies.

We utilize the excess earnings method under the income approach to estimate the fair value of certain of our largest brands. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each brand (including net sales, cost of products sold, and SG&A), contributory asset charges, income tax considerations, long-term growth rates, a discount rate that reflects the level of risk associated with the future earnings attributable to the brand, management’s intent to invest in the brand indefinitely, and other market factors. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and guideline companies.
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
For our postretirement benefit plans, our 2024 health care cost trend rate assumption will be 6.2%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate the weighted average assumed ultimate trend rate will be 4.8%. The year in which the ultimate trend rate is reached varies by plan, ranging between the years 2026 and 2035. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
Our 2024 discount rate assumption will be 5.2% for service cost and 5.1% for interest cost for our postretirement plans. Our 2024 discount rate assumption will be 5.4% for service cost and 5.2% for interest cost for our U.S. pension plans and 5.1% for service cost and 4.7% for interest cost for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
Our 2024 expected return on plan assets will be 6.3% (net of applicable taxes) for our postretirement plans. Our 2024 expected rate of return on plan assets will be 6.6% for our U.S. pension plans and 5.6% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by re-balancing between asset classes as we make contributions and monthly benefit payments.
While we do not anticipate further changes in the 2024 assumptions for our U.S. and non-U.S. pension and postretirement benefit plans, as a sensitivity measure, a 100-basis-point change in our discount rate or a 100-basis-point change in the expected rate of return on plan assets would have the following effects, increase/(decrease) in cost (in millions):

	U.S. Plans		Non-U.S. Plans
	100-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease
Effect of change in discount rate on pension costs	$9	$(11)	$(3)	$3
Effect of change in expected rate of return on plan assets on pension costs	(30)	30	(15)	15
Effect of change in discount rate on postretirement costs	—	—	(1)	1
Effect of change in expected rate of return on plan assets on postretirement costs	(9)	9	—	—
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	53rd Week	Organic Net Sales	Price	Volume/Mix
2023
North America	$20,126	$(65)	$—	$—	$20,191
International	6,514	(103)	34	—	6,583
Kraft Heinz	$26,640	$(168)	$34	$—	$26,774

2022
North America	$20,340	$—	$—	$357	$19,983
International	6,145	82	60	97	5,906
Kraft Heinz	$26,485	$82	$60	$454	$25,889

Year-over-year growth rates
North America	(1.0)%	(0.3) pp	0.0 pp	(1.7) pp	1.0%	7.5 pp	(6.5) pp
International	6.0%	(3.2) pp	(0.5) pp	(1.8) pp	11.5%	13.6 pp	(2.1) pp
Kraft Heinz	0.6%	(0.9) pp	(0.1) pp	(1.8) pp	3.4%	8.9 pp	(5.5) pp

The Kraft Heinz Company
Reconciliation of Net Income/(Loss) to Adjusted EBITDA
(in millions)
(Unaudited)

	December 30, 2023	December 31, 2022
Net income/(loss)	$2,846	$2,368
Interest expense	912	921
Other expense/(income)	27	(253)
Provision for/(benefit from) income taxes	787	598
Operating income/(loss)	4,572	3,634
Depreciation and amortization (excluding restructuring activities)	923	922
Divestiture-related license income	(54)	(56)
Restructuring activities	60	74
Deal costs	—	9
Unrealized losses/(gains) on commodity hedges	1	63
Impairment losses	662	999
Certain non-ordinary course legal and regulatory matters	2	210
Equity award compensation expense	141	148
Adjusted EBITDA	$6,307	$6,003

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	December 30, 2023	December 31, 2022
Diluted EPS	$2.31	$1.91
Restructuring activities(a)	0.16	0.05
Unrealized losses/(gains) on commodity hedges(b)	—	0.04
Impairment losses(c)	0.50	0.70
Certain non-ordinary course legal and regulatory matters(d)	—	0.13
Losses/(gains) on sale of business(e)	—	(0.01)
Other losses/(gains) related to acquisitions and divestitures(f)	—	(0.02)
Nonmonetary currency devaluation(g)	0.02	0.01
Debt prepayment and extinguishment (benefit)/costs(h)	—	(0.03)
Certain significant discrete income tax items(i)	(0.01)	—
Adjusted EPS	$2.98	$2.78
(a)    Gross expenses/(income) included in restructuring activities were expenses of $225 million ($193 million after-tax) in 2023 and $74 million ($56 million after-tax) in 2022 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $57 million in 2023 and $27 million in 2022;
•SG&A included expenses of $3 million in 2023 and $47 million in 2022; and
•Other expense/(income) included expenses of $165 million in 2023. The 2023 expenses primarily relate to the settlement of one of our U.K. defined benefit pension plans. See Note 11, Postemployment Benefits, in Item 8, Financial Statements and Supplementary Data, for additional information.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $1 million ($1 million after-tax) in 2023 and $63 million ($48 million after-tax) in 2022 and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $510 million ($510 million after-tax) in 2023 and $444 million ($444 million after-tax) in 2022, which were recorded in SG&A;
•Intangible asset impairment losses of $152 million ($116 million after-tax) in 2023 and $469 million ($358 million after-tax) in 2022, which were recorded in SG&A; and
•Property, plant and equipment asset impairment losses of $86 million ($65 million after-tax) in 2022, which were recorded in cost of products sold.
(d)    Gross expenses included in certain non-ordinary course legal and regulatory matters were $2 million ($2 million after-tax) in 2023 and $210 million ($161 million after-tax) in 2022 and were recorded in SG&A. The 2022 expenses related to an accrual in connection with the previously disclosed securities class action lawsuit. See Note 15, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were income of $4 million ($3 million after-tax) in 2023 and income of $25 million (expenses of $17 million after-tax) in 2022 and were recorded in other expense/(income).
(f)    Gross expenses/(income) included in other losses/(gains) related to acquisitions and divestitures were income of $38 million ($29 million after-tax) in 2022 and were recorded in other expense/(income).
(g)    Gross expenses included in nonmonetary currency devaluation were $28 million ($28 million after-tax) in 2023 and $17 million ($17 million after-tax) in 2022 and were recorded in other expense/(income).
(h)    Gross expenses/(income) included in debt prepayment and extinguishment (benefit)/costs were income of $38 million ($35 million after-tax) in 2022 and were recorded in interest expense.
(i)    Certain significant discrete income tax items were a benefit of $17 million in 2023. The benefit represents the reversal of uncertain tax position reserves related to the U.S. Tax Cuts and Jobs Act resulting from a conclusion of the IRS’s income tax examination for the year 2017 and the lapsing of the statute of limitations for such year.

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
Effect of Hypothetical 10% Fluctuation in Market Prices:
The potential gain or loss on the fair value of our outstanding commodity contracts, foreign exchange contracts, and cross-currency swap contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	December 30, 2023	December 31, 2022
Commodity contracts	$77	$94
Foreign currency contracts	37	71
Cross-currency swap contracts	115	211
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
Effect of Hypothetical 1% Fluctuation in EURIBOR:
Based on our current variable rate debt balance as of December 30, 2023, a hypothetical 1% increase in EURIBOR would have an insignificant impact on our annual interest expense.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Kraft Heinz Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Kraft Heinz Company and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessments for Certain Reporting Units
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $30.5 billion as of December 30, 2023. Management tests reporting units for impairment annually as of the first day of the third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. Management recognized non-cash goodwill impairment losses of $510 million for the year ended December 30, 2023. Management utilizes the discounted cash flow method under the income approach to estimate the fair value of reporting units. As disclosed by management, management’s cash flow projections included significant assumptions related to net sales, cost of products sold, selling, general, and administrative costs (SG&A), depreciation and amortization, working capital, capital expenditures, income tax rates, discount rates, long-term growth rates, and other market factors.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for certain reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net sales, cost of products sold, SG&A, discount rates, and long-term growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to net sales, cost of products sold, SG&A, discount rates and long-term growth rates. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, discount rates and long-term growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow method and (ii) the reasonableness of the discount rate and long-term growth rate assumptions.
Impairment Assessments for Certain Indefinite-Lived Intangible Assets
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s indefinite-lived intangible assets balance, which consists primarily of individual brands, was $38.5 billion as of December 30, 2023, a majority of which relates to indefinite-lived intangible assets valued using the excess earnings method. Management tests brands for impairment annually as of the first day of the third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. Brands are tested for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a brand exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount. Management recognized non-cash indefinite-lived intangible asset impairment losses of $152 million for the year ended December 30, 2023, a portion of which relates to indefinite-lived intangible assets valued using the excess earnings method. As disclosed by management, management utilizes either an excess earnings method or relief from royalty method to estimate the fair value of its brands. Using the excess earnings method, management’s cash flow projections included significant assumptions relating to net sales, cost of products sold, SG&A, contributory asset charges, income tax considerations, long-term growth rates, discount rates, and other market factors. Using the relief from royalty method, management’s cash flow projections included significant assumptions related to net sales, royalty rates, income tax considerations, long-term growth rates, discount rates, and other market factors.

The principal considerations for our determination that performing procedures relating to the impairment assessments for certain indefinite-lived intangible assets is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the brands; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessment, including controls over the valuation of the Company’s indefinite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the brands; (ii) evaluating the appropriateness of the excess earnings method used by management; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, long-term growth rates and discount rates for the excess earnings method involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the individual brands; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s excess earnings method and (ii) the reasonableness of the long-term growth rate and discount rate assumptions for the excess earnings method.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 15, 2024

We have served as the Company’s or its predecessors' auditor since 1979.

The Kraft Heinz Company
Consolidated Statements of Income
(in millions, except per share data)

	December 30, 2023	December 31, 2022	December 25, 2021
Net sales	$26,640	$26,485	$26,042
Cost of products sold	17,714	18,363	17,360
Gross profit	8,926	8,122	8,682
Selling, general and administrative expenses, excluding impairment losses	3,692	3,575	3,588
Goodwill impairment losses	510	444	318
Intangible asset impairment losses	152	469	1,316
Selling, general and administrative expenses	4,354	4,488	5,222
Operating income/(loss)	4,572	3,634	3,460
Interest expense	912	921	2,047
Other expense/(income)	27	(253)	(295)
Income/(loss) before income taxes	3,633	2,966	1,708
Provision for/(benefit from) income taxes	787	598	684
Net income/(loss)	2,846	2,368	1,024
Net income/(loss) attributable to noncontrolling interest	(9)	5	12
Net income/(loss) attributable to common shareholders	$2,855	$2,363	$1,012
Per share data applicable to common shareholders:
Basic earnings/(loss)	$2.33	$1.93	$0.83
Diluted earnings/(loss)	2.31	1.91	0.82
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Comprehensive Income
(in millions)

	December 30, 2023	December 31, 2022	December 25, 2021
Net income/(loss)	$2,846	$2,368	$1,024
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	309	(914)	(236)
Net deferred gains/(losses) on net investment hedges	(119)	343	169
Amounts excluded from the effectiveness assessment of net investment hedges	28	32	35
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(27)	(28)	(29)
Net deferred gains/(losses) on cash flow hedges	3	(72)	(91)
Amounts excluded from the effectiveness assessment of cash flow hedges	19	14	27
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(50)	26	68
Net actuarial gains/(losses) arising during the period	(70)	(386)	232
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	115	(8)	(26)
Total other comprehensive income/(loss)	208	(993)	149
Total comprehensive income/(loss)	3,054	1,375	1,173
Comprehensive income/(loss) attributable to noncontrolling interest	(7)	(2)	18
Comprehensive income/(loss) attributable to common shareholders	$3,061	$1,377	$1,155
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Balance Sheets
(in millions, except per share data)

	December 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,400	$1,040
Trade receivables (net of allowances of $38 at December 30, 2023 and $46 at December 31, 2022)	2,112	2,120
Inventories	3,614	3,651
Prepaid expenses	234	240
Other current assets	566	842
Assets held for sale	3	4
Total current assets	7,929	7,897
Property, plant and equipment, net	7,122	6,740
Goodwill	30,459	30,833
Intangible assets, net	42,448	42,649
Other non-current assets	2,381	2,394
TOTAL ASSETS	$90,339	$90,513
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$—	$6
Current portion of long-term debt	638	831
Trade payables	4,627	4,848
Accrued marketing	733	749
Interest payable	258	264
Other current liabilities	1,781	2,330
Total current liabilities	8,037	9,028
Long-term debt	19,394	19,233
Deferred income taxes	10,201	10,152
Accrued postemployment costs	143	144
Long-term deferred income	1,424	1,477
Other non-current liabilities	1,418	1,609
TOTAL LIABILITIES	40,617	41,643
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	34	40
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,249 shares issued and 1,218 shares outstanding at December 30, 2023; 1,243 shares issued and 1,225 shares outstanding at December 31, 2022)	12	12
Additional paid-in capital	52,037	51,834
Retained earnings/(deficit)	1,367	489
Accumulated other comprehensive income/(losses)	(2,604)	(2,810)
Treasury stock, at cost (31 shares at December 30, 2023 and 18 shares at December 31, 2022)	(1,286)	(847)
Total shareholders' equity	49,526	48,678
Noncontrolling interest	162	152
TOTAL EQUITY	49,688	48,830
TOTAL LIABILITIES AND EQUITY	$90,339	$90,513
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 26, 2020	$12	$55,096	$(2,694)	$(1,967)	$(344)	$140	$50,243
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,012	—	—	12	1,024
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	143	—	6	149
Dividends declared-common stock ($1.60 per share)	—	(1,979)	—	—	—	—	(1,979)
Dividends declared-noncontrolling interest ($108.71 per share)	—	—	—	—	—	(8)	(8)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	262	—	—	(243)	—	19
Balance at December 25, 2021	12	53,379	(1,682)	(1,824)	(587)	150	49,448
Net income/(loss) excluding redeemable noncontrolling interest	—	—	2,363	—	—	9	2,372
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(986)	—	(4)	(990)
Dividends declared-common stock ($1.60 per share)	—	(1,779)	(193)	—	—	—	(1,972)
Dividends declared-noncontrolling interest ($100.30 per share)	—	—	—	—	—	(7)	(7)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	234	1	—	(260)	4	(21)
Balance at December 31, 2022	12	51,834	489	(2,810)	(847)	152	48,830
Net income/(loss) excluding redeemable noncontrolling interest	—	—	2,855	—	—	1	2,856
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	206	—	—	206
Dividends declared-common stock ($1.60 per share)	—	—	(1,977)	—	—	—	(1,977)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	203	—	—	(439)	9	(227)
Balance at December 30, 2023	$12	$52,037	$1,367	$(2,604)	$(1,286)	$162	$49,688
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 30, 2023	December 31, 2022	December 25, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,846	$2,368	$1,024
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	961	933	910
Amortization of postemployment benefit plans prior service costs/(credits)	(14)	(14)	(7)
Divestiture-related license income	(54)	(56)	(4)
Equity award compensation expense	141	148	197
Deferred income tax provision/(benefit)	17	(278)	(1,042)
Postemployment benefit plan contributions	(22)	(23)	(27)
Goodwill and intangible asset impairment losses	662	913	1,634
Nonmonetary currency devaluation	28	17	—
Loss/(gain) on sale of business	(4)	(25)	(44)
Proceeds from sale of license	—	—	1,587
Loss/(gain) on extinguishment of debt	—	(38)	917
Other items, net	221	7	(187)
Changes in current assets and liabilities:
Trade receivables	18	(228)	87
Inventories	(106)	(1,121)	(144)
Accounts payable	(295)	152	408
Other current assets	139	(314)	(32)
Other current liabilities	(562)	28	87
Net cash provided by/(used for) operating activities	3,976	2,469	5,364
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,013)	(916)	(905)
Payments to acquire business, net of cash acquired	—	(481)	(74)
Settlement of net investment hedges	31	208	(28)
Proceeds from sale of business, net of cash disposed and working capital adjustments	—	88	5,014
Other investing activities, net	66	10	31
Net cash provided by/(used for) investing activities	(916)	(1,091)	4,038
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(848)	(1,465)	(6,202)
Proceeds from issuance of long-term debt	657	—	—
Debt prepayment and extinguishment benefit/(costs)	—	10	(924)
Proceeds from issuance of commercial paper	150	228	—
Repayments of commercial paper	(150)	(228)	—
Dividends paid	(1,965)	(1,960)	(1,959)
Repurchases of common stock	(455)	(280)	(271)
Other financing activities, net	(67)	(19)	12
Net cash provided by/(used for) financing activities	(2,678)	(3,714)	(9,344)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(19)	(69)	(30)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	363	(2,405)	28
Balance at beginning of period	1,041	3,446	3,418
Balance at end of period	$1,404	$1,041	$3,446
CASH PAID DURING THE PERIOD FOR:
Interest	$896	$937	$1,196
Income taxes, net of refunds	932	1,260	1,295
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2023 fiscal year was a 52-week period that ended on December 30, 2023, our 2022 fiscal year was a 53-week period that ended on December 31, 2022, and our 2021 fiscal year was a 52-week period that ended on December 25, 2021.
Principles of Consolidation
The consolidated financial statements include The Kraft Heinz Company and all of our controlled subsidiaries. All intercompany transactions are eliminated.
Reportable Segments
We manage and report our operating results through two reportable segments defined by geographic region: North America and International.
During the fourth quarter of 2023, certain organizational changes were announced that are expected to impact our future internal reporting and reportable segments. We expect to divide our International segment into three operating segments — Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”) — in order to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan.
As a result of these changes, we expect to have two reportable segments: North America and International Developed Markets. We anticipate that our remaining operating segments, consisting of WEEM and AEM, will be combined and disclosed as Emerging Markets. We expect that the change to our reportable segments will be effective in the first quarter of 2024.
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
Reclassifications
We made reclassifications and adjustments to certain previously reported financial information to conform to our current period presentation, including certain updates to our fair value of pension and postretirement benefit plan assets tables to expand and clarify our asset categories. We have reflected these changes in all historical periods presented and these updates have no net impact on the total plan assets at fair value or leveling disclosed. See Note 11, Postemployment Benefits, for additional information.
Held for Sale
At December 30, 2023 and December 31, 2022, we classified certain assets as held for sale in our consolidated balance sheet, primarily relating to land use rights across the globe.

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the consolidated balance sheets. Restricted cash recorded in other current assets was $3 million at December 30, 2023 and restricted cash recorded in other non-current assets was $1 million at December 30, 2023 and $1 million at December 31, 2022. Total cash, cash equivalents, and restricted cash was $1,404 million at December 30, 2023 and $1,041 million at December 31, 2022.
Note 2. Significant Accounting Policies
Revenue Recognition:
Our revenues are primarily derived from customer orders for the purchase of our products. We recognize revenues as performance obligations are fulfilled when control passes to our customers. We record revenues net of variable consideration, including consumer incentives and performance obligations related to trade promotions, excluding taxes, and including all shipping and handling charges billed to customers (accounting for shipping and handling charges that occur after the transfer of control as fulfillment costs). We also record a refund liability for estimated product returns and customer allowances as reductions to revenues within the same period that the revenue is recognized. We base these estimates principally on historical and current period experience factors. We recognize costs paid to third-party brokers to obtain contracts as expenses as our contracts are generally less than one year.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. Our definition of advertising expenses includes advertising production costs, in-store advertising costs, agency fees, brand promotions and events, and sponsorships, in addition to costs to obtain advertising in television, radio, print, digital, and social channels. We recorded advertising expenses of $1,071 million in 2023, $945 million in 2022, and $1,039 million in 2021. We also incur market research costs, which are recorded in SG&A but are excluded from advertising expenses.
Research and Development Expense:
We expense costs as incurred for product research and development within SG&A. Research and development expenses were approximately $147 million in 2023, $127 million in 2022, and $140 million in 2021.
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
Common Stock and Preferred Stock Dividends:
Dividends are recorded as a reduction to retained earnings. When we have an accumulated retained deficit, dividends are recorded as a reduction of additional paid-in capital.
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
Our lease agreements typically do not include significant restrictions or covenants, and residual value guarantees are generally not included within our leases.
See Note 17, Leases, for additional information.

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
Certain derivatives are designated as cash flow hedges and qualify for hedge accounting treatment, while others are not designated as hedging instruments and are marked to market through net income/(loss). The gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income/(losses) and are recognized in net income/(loss) at the time the hedged item affects net income/(loss), in the same line item as the underlying hedged item. The excluded component on cash flow hedges is recognized in net income/(loss) over the life of the hedging relationship in the same income statement line item as the underlying hedged item. We also designate certain derivatives and non-derivatives as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. Changes in the value of these derivatives and remeasurements of our non-derivatives designated as net investment hedges are calculated each period using the spot method, with changes reported in foreign currency translation adjustments within accumulated other comprehensive income/(losses). Such amounts will remain in accumulated other comprehensive income/(losses) until the complete or substantially complete liquidation of our investment in the underlying foreign operations. The excluded component on derivatives designated as net investment hedges is recognized in net income/(loss) within interest expense. The income statement classification of gains and losses related to derivative instruments not designated as hedging instruments is determined based on the underlying intent of the contracts. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. All other cash flows related to derivative instruments are classified in the same line item as the cash flows of the related hedged item, which can be within operating, investing, or financing activities.
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
Our designated and undesignated derivative contracts include:
•Net investment hedges. We have numerous investments in our foreign subsidiaries, the net assets of which are exposed to volatility in foreign currency exchange rates. We manage this risk by utilizing derivative and non-derivative instruments, including cross-currency swap contracts, foreign exchange contracts, and certain foreign currency denominated debt designated as net investment hedges. We exclude the interest accruals and any off-market values on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals and any amortization of off-market values on cross-currency swap contracts in net income/(loss) within interest expense. We amortize the forward points on foreign exchange contracts into net income/(loss) within interest expense over the life of the hedging relationship.

•Foreign currency cash flow hedges. We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Our principal foreign currency exposures that are hedged include the euro, Canadian dollar, and British pound sterling. These instruments include cross-currency swap contracts and foreign exchange forward and option contracts. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment. We exclude the interest accruals on cross-currency swap contracts (when interest is not a hedged item) and the forward points and option premiums or discounts on foreign exchange contracts from the assessment and measurement of hedge effectiveness and amortize such amounts into net income/(loss) in the same line item as the underlying hedged item over the life of the hedging relationship.
•Interest rate cash flow hedges. From time to time, we have used derivative instruments, including interest rate swaps and treasury locks, as part of our interest rate risk management strategy. We have primarily used interest rate swaps and treasury locks to hedge the variability of interest payment cash flows on a portion of our future debt obligations.
•Commodity derivatives. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity purchase contracts primarily for dairy products, vegetable oils, corn, coffee beans, wheat products, meat products, sugar cane, and cocoa beans. These commodity purchase contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases and normal sales exception. We also use commodity futures, options, and swaps to economically hedge the price of certain commodity costs, including the commodities noted above, as well as diesel fuel, packaging products, and natural gas. We do not designate these commodity contracts as hedging instruments. We also occasionally use futures to economically cross hedge a commodity exposure.
See Note 12, Financial Instruments, for additional information.
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
Highly Inflationary Accounting:
We apply highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100%. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our consolidated statement of income, rather than accumulated other comprehensive income/(losses) on our consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. We applied highly inflationary accounting to the results of our subsidiaries in Turkey, Venezuela, and Argentina which resulted in nonmonetary currency devaluation losses in other expense/(income) of $28 million as of December 30, 2023, $17 million as of December 31, 2022, and an insignificant amount as of December 25, 2021. The net monetary assets of each of our subsidiaries in Turkey, Venezuela, and Argentina were insignificant at December 30, 2023. Our results of operations in Turkey, Venezuela, and Argentina reflect those of controlled subsidiaries.
Note 3. New Accounting Standards
Accounting Standards Adopted in the Current Year
Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations:
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04 to add disclosure requirements relative to supplier financing programs under Accounting Standards Codification (“ASC”) 405, Liabilities. The guidance requires entities that maintain supplier financing programs to provide information in their financial statements about their use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. Specifically, the amendment requires entities to disclose the key terms of their programs, amounts outstanding, balance sheet presentation, and a rollforward of amounts outstanding during the annual period. Only the amount outstanding at the end of the period is required to be disclosed in interim periods. We adopted this ASU when it became effective in the first quarter of 2023, except for the rollforward requirement, which is effective in 2024. The adoption of this ASU did not have a significant impact on our financial statements and related disclosures.

Accounting Standards Not Yet Adopted
Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures:
In November 2023, the FASB issued ASU 2023-07 to improve segment disclosure requirements under ASC 280, Segment Reporting, through enhancing disclosures about significant segment expenses. The guidance requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker and other segment expenses included in each reported measure of segment profitability. The ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 280. The ASU will be effective beginning in 2024 for annual disclosures, and in 2025 for interim disclosures. Early adoption is permitted. The new guidance must be applied retrospectively to all prior periods presented in the financial statements, with the significant segment expense and other segment item amounts disclosed based on categories identified in the period of adoption. We are still evaluating the impacts this ASU will have on our financial statements and related disclosures.
Income Taxes (Topic 740) – Improvements to Income Tax Disclosures:
In December 2023, the FASB issued ASU 2023-09 to improve income tax disclosure requirements under ASC 740, Income Taxes. The guidance requires entities to provide disaggregated information about a reporting entity’s effective tax rate reconciliation and about income taxes paid. The ASU will be effective for annual periods beginning after December 15, 2024 and will impact our 2025 annual filing. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We are still evaluating the impacts this ASU will have on our financial statements and related disclosures.

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
The purchase price allocation for the Hemmer Acquisition was final as of the first quarter of 2023.

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

The Hemmer Acquisition preliminarily resulted in $219 million of non-tax deductible goodwill relating principally to Hemmer’s long-term experience and large presence operating in emerging markets. This goodwill was assigned to the Latin America (“LATAM”) reporting unit within our International segment. In 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the final amount of goodwill was adjusted to $215 million. In the fourth quarter of 2022, a portion of the goodwill became tax deductible following the merger of Hemmer into our existing legal entity structure. See Note 8, Goodwill and Intangible Assets, for additional information.
The final purchase price allocation to identifiable intangible assets acquired in the Hemmer Acquisition was:

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
Subsequent to the Just Spices Acquisition, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for the net income/(loss) attributable to the noncontrolling interest. In the third quarter of 2023, we completed the redemption of an additional 5% of the outstanding shares and own 90% of the controlling interest in Just Spices as of December 30, 2023.
We utilized fair values at the Just Spices Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Just Spices Acquisition was final as of the fourth quarter of 2022.
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

The Just Spices Acquisition preliminarily resulted in $167 million of non-tax deductible goodwill relating principally to Just Spices’ social media presence. This goodwill was assigned to the Continental Europe reporting unit within our International segment. In 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the final amount of goodwill was adjusted to $156 million. See Note 8, Goodwill and Intangible Assets, for additional information.
The final purchase price allocation to identifiable intangible assets acquired in the Just Spices Acquisition was:

	Fair Value (in millions of dollars)	Weighted Average Life (in years)
Definite-lived trademarks	$72	10
Customer-related assets	100	15
Total	$172

We valued trademarks using the relief from royalty method and customer-related assets using the distributor method. Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and comparable market transactions.
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
The Assan Foods Acquisition was accounted for under the acquisition method of accounting for business combinations. Total consideration related to the Assan Foods Acquisition was approximately $79 million, including cash consideration of $70 million and contingent consideration of approximately $9 million. We utilized fair values at the Assan Foods Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Assan Foods Acquisition was final as of the third quarter of 2022.
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
The Assan Foods Acquisition preliminarily resulted in $64 million of non-tax deductible goodwill relating principally to additional capacity that the Assan Foods manufacturing facilities will provide for our brands in the EMEA East region. This goodwill was assigned to the EMEA East reporting unit within our International segment. In 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the final amount of goodwill was adjusted to $51 million. See Note 8, Goodwill and Intangible Assets, for additional information.
Deal Costs:
Related to our acquisitions, we incurred insignificant deal costs in 2023, 2022 and 2021. We recognized these deal costs in SG&A.

Divestitures
Potential Dispositions:
In 2023, we entered into agreements to sell two separate businesses within our International segment. For the twelve months ended December 30, 2023, the two businesses collectively generated approximately 1% of net sales and an insignificant amount of Segment Adjusted EBITDA for our International segment, and an insignificant amount of consolidated net sales and operating income/(loss). As of December 30, 2023, the expected timing for when each of these transactions would close remained uncertain, and therefore the related assets and liabilities were classified as held and used on the consolidated balance sheet at December 30, 2023. We anticipate the collective pre-tax loss on sale of businesses to be approximately $100 million, of which approximately $60 million relates to the release of accumulated foreign currency translation losses.

On February 5, 2024, we closed on one of the two transactions and finalized the sale of 100% of the equity interests in our Papua New Guinea subsidiary, Hugo Canning Company Ltd. The estimated pre-tax loss on sale for this business is approximately $80 million, of which approximately $40 million relates to the release of accumulated foreign currency translation losses.
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
The Powdered Cheese Transaction closed in the fourth quarter of 2022 for total cash consideration of approximately $108 million. As a result of the Powered Cheese Transaction closing, we recognized a pre-tax gain on sale of business of approximately $26 million in other expense/(income) on our consolidated statement of income.
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
Of the $3.3 billion total consideration, approximately $1.6 billion was attributed to the Cheese Divestiture Licenses based on the estimated fair value of the licensed portion of each brand. As of the Cheese Transaction Closing Date, the license income related to the Kraft and Velveeta Licenses will be recognized over approximately 30 years and the license income related to the Philadelphia License will be recognized over approximately three years. Related to the Cheese Divestiture Licenses, we recognized license income of approximately $54 million in 2023, $56 million in 2022, and an insignificant amount of license income in 2021, which was recorded as a reduction to SG&A and classified as divestiture-related license income. Additionally, at December 30, 2023, we have recorded approximately $1.4 billion in long-term deferred income and $55 million in other current liabilities on the consolidated balance sheet related to the Cheese Divestiture Licenses.
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
In 2021, we determined that the goodwill within the Nuts Disposal Group was partially impaired. As a result, we recorded a non-cash goodwill impairment loss of $230 million, which was recognized in SG&A. The Nuts Transaction closed in the second quarter of 2021. In 2021, the total pre-tax loss on sale of business for the Nuts Transaction was $34 million primarily related to estimated costs to sell, which was recognized in other expense/(income) on our consolidated statement of income.

Deal Costs:
Related to our divestitures, we incurred insignificant deal costs in 2023, 2022, and 2021. We recognized these deal costs in SG&A.
Note 5. Restructuring Activities
As part of our restructuring activities, we incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs and other exit costs. Severance and employee benefit costs primarily relate to cash severance, non-cash severance, and pension and other termination benefits. Other exit costs primarily relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other restructuring costs. Asset-related costs primarily relate to accelerated depreciation and asset impairment charges. Other restructuring costs primarily relate to start-up costs of new facilities, professional fees, asset relocation costs, costs to exit facilities, and costs associated with restructuring benefit plans.
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
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. We eliminated approximately 690 positions in 2023 and 575 positions in 2022 related to these programs. As of December 30, 2023, we expect to eliminate approximately 200 additional positions in 2024. In 2023, restructuring activities resulted in expenses of $225 million and included $21 million of severance and employee benefit costs, $41 million of asset-related costs, $156 million of other restructuring costs, and $7 million of other exit costs. Other restructuring costs included non-cash charges related to the settlement of one of our U.K. defined benefit pension plans in 2023. See Note 11, Postemployment Benefits, for additional information. Restructuring activities resulted in expenses of $74 million in 2022 and $84 million in 2021.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 31, 2022	$28	$11	$39
Charges/(credits)	21	7	28
Cash payments	(23)	(2)	(25)
Non-cash utilization	(3)	(2)	(5)
Balance at December 30, 2023	$23	$14	$37
We expect the majority of the liability for severance and employee benefit costs as of December 30, 2023 to be paid by the second quarter of 2024. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2024 and 2031.

Total Expenses/(Income):
Total expense/(income) related to restructuring activities by income statement caption, were (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Severance and employee benefit costs - Cost of products sold	$9	$1	$12
Severance and employee benefit costs - SG&A	9	33	21
Severance and employee benefit costs - Other expense/(income)	3	—	1
Asset-related costs - Cost of products sold	42	12	—
Asset-related costs - SG&A	(1)	—	—
Other costs - Cost of products sold	6	14	1
Other costs - SG&A	(5)	14	49
Other costs - Other expense/(income)	162	—	—
	$225	$74	$84
We do not include our restructuring activities within Segment Adjusted EBITDA (as defined in Note 20, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
North America	$15	$40	$15
International	220	25	22
General corporate expenses	(10)	9	47
	$225	$74	$84
Note 6. Inventories
Inventories consisted of the following (in millions):

	December 30, 2023	December 31, 2022
Packaging and ingredients	$1,014	$1,032
Spare parts	233	208
Work in process	338	334
Finished products	2,029	2,077
Inventories	$3,614	$3,651
Note 7. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following (in millions):

	December 30, 2023	December 31, 2022
Land	$203	$200
Buildings and improvements	2,705	2,536
Equipment, software and other	7,735	7,055
Construction in progress	1,282	1,161
	11,925	10,952
Accumulated depreciation	(4,803)	(4,212)
Property, plant and equipment, net	$7,122	$6,740
At December 30, 2023 and December 31, 2022, property, plant and equipment, net, excluded amounts classified as held for sale. Depreciation expense was $710 million in 2023, $672 million in 2022, and $671 million in 2021.

Note 8. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International	Total
Balance at December 25, 2021	$28,242	$3,054	$31,296
Impairment losses	(455)	—	(455)
Acquisitions	—	386	386
Measurement period adjustments	—	(18)	(18)
Divestitures	(37)	—	(37)
Translation adjustments and other	(65)	(274)	(339)
Balance at December 31, 2022	$27,685	$3,148	$30,833
Impairment losses	(452)	(58)	(510)
Translation adjustments and other	15	121	136
Balance at December 30, 2023	$27,248	$3,211	$30,459
In 2023, we recorded non-cash goodwill impairment losses of $452 million within our North America segment and $58 million within our International segment as a result of our 2023 goodwill impairment testing discussed below. The remaining impact to goodwill in 2023 primarily related to translation adjustments.
In 2022, we recorded non-cash goodwill impairment losses of $455 million within our North America segment as a result of our 2022 goodwill impairment testing discussed below. We recorded $386 million of additional goodwill in association with the Just Spices Acquisition and the Hemmer Acquisition within our International segment. In addition, we recorded measurement period adjustments related to the Just Spices Acquisition, the Hemmer Acquisition, and the Assan Acquisition that cumulatively reduced goodwill by $18 million in our International segment. Further, we recorded a $37 million reduction of goodwill within our North America segment related to the Powdered Cheese Transaction. The remaining impact to goodwill in 2022 primarily related to translation adjustments. See Note 4, Acquisitions and Divestitures, for additional information related to these transactions and the related financial statement impacts.
2023 Goodwill Impairment Testing
We performed our 2023 annual impairment test as of July 2, 2023, which was the first day of our third quarter of 2023. In performing this test, we incorporated information that was known through the date of filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2023. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2023 annual impairment test, we recognized a non-cash goodwill impairment loss of approximately $510 million in SG&A, which included a $452 million impairment loss in our Canada and North America Coffee (“CNAC”) reporting unit within our North America segment and a $58 million impairment loss in our Continental Europe reporting unit within our International segment. These impairments were primarily driven by an increase in the discount rate, which was impacted by higher interest rates, a decline in market capitalization, and other market inputs. After these impairments, the goodwill carrying amount of our CNAC reporting unit is approximately $909 million and the goodwill carrying amount of our Continental Europe reporting unit is approximately $958 million.
As of our 2023 annual impairment test, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $30.1 billion and included Taste, Meals, and Away From Home (“TMA”), Fresh, Beverages, and Desserts (“FBD”), Northern Europe, Continental Europe, CNAC, and LATAM. Our Asia reporting unit had between 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $309 million as of our 2023 annual impairment test date.
As of December 30, 2023, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $30.5 billion at December 30, 2023. Accumulated impairment losses to goodwill were $11.8 billion as of December 30, 2023 and $11.3 billion at December 31, 2022.
2022 Goodwill Impairment Testing
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

In the second quarter of 2022, we changed our reporting and reportable segments and combined our United States and Canada zones to form the North America zone. As a result of these changes, the composition of certain reporting units changed and we performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis.
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
As part of our pre-reorganization impairment test, we utilized the discounted cash flow method under the income approach to estimate the fair values as of March 27, 2022 for the six reporting units noted above. As a result of our pre-reorganization impairment test, we recognized a non-cash impairment loss of approximately $235 million in SG&A in our North America segment in the second quarter of 2022. This included a $221 million impairment loss related to our Canada Retail reporting unit, and a $14 million impairment loss related to our Puerto Rico reporting unit. The impairment of our Canada Retail reporting unit was primarily driven by an increase in the discount rate, which was impacted by higher interest rates and other market inputs, as well as a revised downward outlook for operating margin. The impairment of our Puerto Rico reporting unit was primarily driven by a revised downward outlook for operating margin. The remaining reporting units tested as part of our pre-reorganization impairment test each had excess fair value over carrying amount as of March 27, 2022.
We performed our post-reorganization impairment test in conjunction with our Q2 2022 Annual Impairment Test and tested the new North America reporting units (TMA, FBD, CNAC, and Other North America) along with the reporting units in our International segment. The new North America reporting units’ goodwill carrying amounts for the post-reorganization and Q2 2022 Annual Impairment Test reflected the pre-reorganization test results, including impairments recorded. We tested our reporting units for impairment as of the first day of our second quarter, which was March 27, 2022 for our Q2 2022 Annual Impairment Test. In performing this test, we incorporated information that was known through the date of filing our Quarterly Report on Form 10-Q for the period ended June 25, 2022. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our Q2 2022 Annual Impairment Test, we determined that the fair value of each of the reporting units tested was in excess of its carrying amount.
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
2021 Goodwill Impairment Testing
In the first quarter of 2021, we announced the Nuts Transaction and determined that the Nuts Disposal Group was held for sale. Accordingly, based on a relative fair value allocation, we reclassified $1.7 billion of goodwill to assets held for sale, which included a portion of goodwill from four of our reporting units. The 2021 amounts included in divestitures in the table above represent the $230 million of goodwill that was impaired in connection with the Nuts Transaction that closed in 2021. The Nuts Transaction primarily affected our KSB reporting unit but also affected, to a lesser extent, our ESA, Canada Foodservice, and Puerto Rico reporting units. These reporting units were evaluated for impairment prior to their representative inclusion in the Nuts Disposal Group as well as on a post-reclassification basis. The fair value of all reporting units was determined to be in excess of their carrying amounts in both scenarios and, therefore, no impairment was recorded.
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

In the fourth quarter of 2021, we completed the Assan Foods Acquisition and the acquisition of BR Spices Indústria e Comércio de Alimentos Ltda. (“BR Spices”), both in our International segment. We assigned the goodwill related to the Assan Foods Acquisition to our EMEA East reporting unit and the goodwill related to the acquisition of BR Spices to our LATAM reporting unit. Prior to these acquisitions, the EMEA East and LATAM reporting units had no goodwill carrying amounts due to previous impairments. The acquisitions changed the composition of each of the reporting units, triggering an interim impairment test. We determined that the carrying amount of each reporting unit exceeded its fair value as of December 25, 2021. As a result, we recognized a non-cash impairment loss of $53 million in SG&A in our International segment, which represented all of the goodwill of the EMEA East and LATAM reporting units.
Additional Goodwill Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, growth rates, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to goodwill impairments.
Our reporting units that were impaired in 2023, 2022, and 2021 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, our reporting units that have 20% or less excess fair value over carrying amount as of our 2023 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting unit has more than 20% excess fair value over carrying amount as of our 2023 annual impairment test, this amount is also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
During the fourth quarter of 2023, certain organizational changes were announced that are expected to impact our future internal reporting and reportable segments. We expect to divide our International segment into three operating segments — Europe and Pacific Developed Markets (International Developed Markets), West and East Emerging Markets (WEEM), and Asia Emerging Markets (AEM) — in order to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan.
As a result of these changes, we expect to have two reportable segments: North America and International Developed Markets. We anticipate that our remaining operating segments, consisting of WEEM and AEM, will be combined and disclosed as Emerging Markets. We expect that the change to our reportable segments will be effective in the first quarter of 2024. We will continue to evaluate for possible goodwill impairment triggering events that this reorganization may cause as a result of the potential changes to our existing reporting unit composition.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 25, 2021	$39,419
Impairment losses	(462)
Divestitures	—
Translation adjustments and other	(405)
Balance at December 31, 2022	$38,552
Impairment losses	(152)
Transfers to definite-lived intangible assets	(73)
Translation adjustments and other	175
Balance at December 30, 2023	$38,502
2023 Indefinite-Lived Intangible Asset Impairment Testing
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.5 billion at December 30, 2023.

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
As of our 2023 annual impairment test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $18.7 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $4.2 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $15.7 billion.
As part of our 2023 annual impairment test, we reclassified two indefinite-lived intangible assets to definite-lived intangible assets related to trademarks in our International segment that had a history of impairment and expectations of limited capital investment. After the fair value assessment of these brands as part of our 2023 annual impairment test, we transferred $73 million from indefinite-lived intangible assets to definite-lived trademarks as of July 2, 2023 and recognized six months of amortization expense as of December 30, 2023.
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

Additional Indefinite-Lived Intangible Asset Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, and SG&A), income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. Our current expectations also include certain assumptions that could be negatively impacted if we are unable to meet our pricing expectations in relation to inflation. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to intangible asset impairments.
Our brands that were impaired in 2023, 2022, and 2021 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that have 20% or less excess fair value over carrying amount as of our 2023 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands have more than 20% excess fair value over carrying amount as of our 2023 annual impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	December 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,313	$(755)	$1,558	$2,223	$(649)	$1,574
Customer-related assets	3,710	(1,331)	2,379	3,690	(1,177)	2,513
Other	12	(3)	9	13	(3)	10
	$6,035	$(2,089)	$3,946	$5,926	$(1,829)	$4,097
Amortization expense for definite-lived intangible assets was $251 million in 2023, $261 million in 2022, and $239 million in 2021. Aside from amortization expense, the change in definite-lived intangible assets from December 31, 2022 to December 30, 2023 primarily reflects the transfer of $73 million from indefinite-lived intangible assets to definite-lived intangible assets related to the trademarks in our International segment and the impact of foreign currency
In the third quarter of 2022, we recorded $7 million of non-cash intangible asset impairment losses to SG&A related to two trademarks in our International segment that had net carrying values that were deemed not to be recoverable.
In the second quarter of 2021, we recorded $9 million of non-cash impairment losses to SG&A related to a trademark in our International segment that had a net carrying value that was deemed not to be recoverable.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $260 million in 2024 and for the following three years and $250 million in 2028.

Note 9. Income Taxes
Provision for/(Benefit from) Income Taxes:
Income/(loss) before income taxes and the provision for/(benefit from) income taxes, consisted of the following (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Income/(loss) before income taxes:
United States	$2,324	$1,575	$(215)
Non-U.S.	1,309	1,391	1,923
Total	$3,633	$2,966	$1,708

Provision for/(benefit from) income taxes:
Current:
U.S. federal	$449	$620	$1,421
U.S. state and local	88	79	120
Non-U.S.	233	177	185
	770	876	1,726
Deferred:
U.S. federal	30	(192)	(1,086)
U.S. state and local	11	(35)	(211)
Non-U.S.	(24)	(51)	255
	17	(278)	(1,042)
Total provision for/(benefit from) income taxes	$787	$598	$684
We record tax expense/(benefits) related to the exercise of stock options and other equity instruments within our tax provision. Accordingly, we recognized an insignificant tax expense in our consolidated statements of income in 2023 and an insignificant tax benefit in both 2022 and 2021 related to the exercise of stock options and other equity instruments.
Effective Tax Rate:
The effective tax rate on income/(loss) before income taxes differed from the U.S. federal statutory tax rate for the following reasons:

	December 30, 2023	December 31, 2022	December 25, 2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax on income of foreign subsidiaries	(6.6)%	(8.2)%	(12.9)%
U.S. state and local income taxes, net of federal tax benefit	1.8%	1.8%	(0.5)%
Audit settlements and changes in uncertain tax positions	0.3%	1.3%	0.4%
Global intangible low-taxed income	1.4%	1.8%	5.5%
Goodwill impairment	3.6%	3.9%	4.7%
(Losses)/gains related to acquisitions and divestitures	—%	0.3%	12.9%
Deferred tax effect of tax law changes	0.1%	(0.9)%	9.8%
Deferred tax adjustments	—%	(1.1)%	0.3%
Other	0.1%	0.3%	(1.1)%
Effective tax rate	21.7%	20.2%	40.1%
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

Our 2023 effective tax rate was an expense of 21.7% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions. These impacts were partially offset by the impact of certain unfavorable rate reconciling items, primarily non-deductible goodwill impairments and the impact of the federal tax on global intangible low-taxed income (“GILTI”).
Our 2022 effective tax rate was an expense of 20.2% on pre-tax income. Our effective tax rate was impacted by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and certain favorable items, primarily the decrease in deferred tax liabilities due to the merger of certain foreign entities, the revaluation of deferred tax balances due to changes in state tax laws, and changes in estimates of certain 2021 U.S. income and deductions. This impact was partially offset by the impact of certain unfavorable items, primarily non-deductible goodwill impairments, the impact of the federal tax on GILTI, and the establishment of uncertain tax positions and valuation allowance reserves.
The 2023 and 2022 year-over-year increase in the effective tax rate was due primarily to the decrease in deferred tax liabilities due to the merger of certain foreign entities and the revaluation of deferred tax balances due to changes in state tax laws in the prior year versus the current year.
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
The 2022 and 2021 year-over-year decrease in the effective tax rate was due primarily to the tax impacts related to acquisitions and divestitures, which mainly reflect the impacts of the Nuts Transaction and Cheese Transaction, partially offset by 2021 capital losses, and the revaluation of our deferred tax balances due to changes in international and state tax rates, mainly an increase in U.K. tax rates in the prior year versus the current year.
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
Deferred Income Tax Assets and Liabilities:
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following (in millions):

	December 30, 2023	December 31, 2022
Deferred income tax liabilities:
Intangible assets, net	$9,967	$9,985
Property, plant and equipment, net	707	680
Right-of-use assets	110	131
Other	361	408
Deferred income tax liabilities	11,145	11,204
Deferred income tax assets:
Other employee benefits	(100)	(111)
Deferred income	(343)	(356)
Lease liabilities	(119)	(139)
Other	(645)	(693)
Deferred income tax assets	(1,207)	(1,299)
Valuation allowance	102	96
Net deferred income tax liabilities	$10,040	$10,001
The increase in net deferred income tax liabilities from December 31, 2022 to December 30, 2023 was primarily driven by a legal settlement in 2023 resulting in the removal of the corresponding deferred tax asset. See Note 15, Commitments and Contingencies, for additional information on the legal settlement.

As of December 30, 2023, foreign operating loss carryforwards totaled $810 million. Of that amount, $59 million expire between 2024 and 2043; the other $751 million do not expire. We have recorded $237 million of deferred tax assets related to these foreign operating loss carryforwards. Deferred tax assets of $21 million have been recorded for U.S. state and local operating loss carryforwards. These losses expire between 2024 and 2043. As of December 30, 2023, tax credit carryforwards totaled $43 million, which primarily include state tax credits of $20 million, and $23 million in other tax credits.
Uncertain Tax Positions:
At December 30, 2023, our unrecognized tax benefits for uncertain tax positions were $443 million. If we had recognized all of these benefits, the impact on our effective tax rate would have been $412 million. It is reasonably possible that our unrecognized tax benefits will decrease by as much as $82 million in the next 12 months primarily due to the progression of foreign audits in process. Our unrecognized tax benefits for uncertain tax positions are included in income taxes payable and other non-current liabilities on our consolidated balance sheets.
The changes in our unrecognized tax benefits were (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Balance at the beginning of the period	$455	$441	$421
Increases for tax positions of prior years	46	8	13
Decreases for tax positions of prior years	(5)	(27)	(51)
Increases based on tax positions related to the current year	67	53	75
Decreases due to settlements with taxing authorities	(28)	(6)	(1)
Decreases due to lapse of statute of limitations	(92)	(14)	(16)
Balance at the end of the period	$443	$455	$441
Our unrecognized tax benefits decreased during 2023 mainly related to audit settlements with federal, state, and foreign taxing authorities and statute of limitations expirations partially offset by a net increase for tax positions related to the current and prior years in the U.S. and certain state and foreign jurisdictions.
Our unrecognized tax benefits increased during 2022 and 2021 mainly as a result of a net increase for tax positions related to the current and prior years in the U.S. and certain state and foreign jurisdictions, which were partially offset by decreases related to audit settlements with federal, state, and foreign taxing authorities and statute of limitations expirations.
We include interest and penalties related to uncertain tax positions in our tax provision. Our provision for/(benefit from) income taxes included a $1 million expense in 2023, a $20 million expense in 2022, and a $9 million expense in 2021 related to interest and penalties. Accrued interest and penalties were $102 million as of December 30, 2023 and $100 million as of December 31, 2022.
Other Income Tax Matters:
Tax Examinations:
We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2018 through 2022. In the third quarter of 2023, we received two Notices of Proposed Adjustment (the “NOPAs”) relating to transfer pricing with our foreign subsidiaries. The NOPAs propose an increase to our U.S. taxable income that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2018 and approximately $210 million for 2019, excluding interest, and assert penalties of approximately $85 million for each of 2018 and 2019. We strongly disagree with the IRS’s positions, believe that our tax positions are well documented and properly supported, and intend to vigorously contest the positions taken by the IRS and pursue all available administrative and judicial remedies. Therefore, we have not recorded any reserves related to this issue. We continue to maintain the same operating model and transfer pricing methodology with our foreign subsidiaries that was in place for the years 2018 and 2019, and the IRS began its audit of 2020, 2021, and 2022 during the first quarter of 2024. We believe our income tax reserves are appropriate for all open tax years and that final adjudication of this matter will not have a material impact on our results of operations and cash flows. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and/or potential penalties, our results of operations and cash flows could be materially affected.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, Italy, the Netherlands, the United Kingdom, and the United States. As of December 30, 2023, we have substantially concluded all national income tax matters through 2021 for the Netherlands, through 2017 for the United States, through 2015 for Canada, through 2014 for Italy, through 2012 for the United Kingdom, and through 2013, with the exception of 2007 and 2008 which are under litigation, for Brazil. We have substantially concluded all U.S. state income tax matters through 2007.

Cash Held by International Subsidiaries:
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2023 accumulated earnings of certain international subsidiaries is approximately $60 million. Our undistributed historical earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at December 30, 2023 and December 31, 2022, and relates to local withholding taxes that will be owed when this cash is distributed.
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
Stock Plans
We had activity related to equity awards from the following plans in 2023, 2022, and 2021:
2020 Omnibus Incentive Plan:
In May 2020, our stockholders approved The Kraft Heinz Company 2020 Omnibus Incentive Plan (the “2020 Omnibus Plan”), which was adopted by our Board of Directors (“Board”) in March 2020. The 2020 Omnibus Plan became effective March 2, 2020 (the “Plan Effective Date”) and will expire on the tenth anniversary of the Plan Effective Date. The 2020 Omnibus Plan authorizes the issuance of up to 36 million shares of our common stock for awards to employees, non-employee directors, and other key personnel. The 2020 Omnibus Plan provides for the grant of options, stock appreciation rights, restricted stock, RSUs, deferred stock, performance awards, other stock-based awards, and cash-based awards. Equity awards granted under the 2020 Omnibus Plan include awards that vest in full at the end of a three-year period as well as awards that vest in annual installments over three or four years beginning on the second anniversary of the original grant date. Non-qualified stock options have a maximum exercise term of 10 years from the date of the grant. As of the Plan Effective Date, awards will no longer be granted under The Kraft Heinz Company 2016 Omnibus Incentive Plan, the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan, Kraft Foods Group, Inc. 2012 Performance Incentive Plan (“2012 Performance Incentive Plan”), or any other equity plans other than the 2020 Omnibus Plan.
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

Kraft 2012 Performance Incentive Plan:
Prior to the 2015 Merger, Kraft issued equity-based awards, including stock options and RSUs, under the 2012 Performance Incentive Plan. As a result of the 2015 Merger, each outstanding Kraft stock option was converted into an option to purchase a number of shares of our common stock based upon an option adjustment ratio, and each outstanding Kraft RSU was converted into one Kraft Heinz RSU. These options generally become exercisable in three annual installments beginning on the first anniversary of the original grant date, and have a maximum exercise term of 10 years. These RSUs generally vest in full on the third anniversary of the original grant date. In accordance with the terms of the 2012 Performance Incentive Plan, vesting generally accelerated for holders of Kraft awards who were terminated without cause within 2 years of the 2015 Merger Date. These Kraft Heinz equity awards have vested and become exercisable in accordance with the terms and conditions that were applicable immediately prior to the completion of the 2015 Merger.
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
Stock Options
We use the Black-Scholes model to estimate the fair value of stock option grants. Our weighted average Black-Scholes fair value assumptions were:

	December 30, 2023	December 31, 2022	December 25, 2021
Risk-free interest rate	4.08%	1.64%	1.03%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	26.7%	28.5%	32.1%
Expected dividend yield	4.0%	4.4%	4.6%
Weighted average grant date fair value per share	$8.00	$6.46	$6.63
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
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Term
Outstanding at December 31, 2022	9,559,063	$46.80
Granted	794,301	38.40
Forfeited	(786,857)	64.67
Exercised	(1,543,967)	33.02
Outstanding at December 30, 2023	8,022,540	46.87	$15	4 years
Exercisable at December 30, 2023	5,735,447	50.37	15	2 years
The aggregate intrinsic value of stock options exercised during the period was $11 million in 2023, $24 million in 2022, and $23 million in 2021.
Cash received from options exercised was $43 million in 2023, $57 million in 2022, and $53 million in 2021. The tax benefit realized from stock options exercised were insignificant in 2023, 2022, and 2021.

Our unvested stock options and related information was:

	Number of Stock Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at December 31, 2022	2,937,357	$7.53
Granted	794,301	8.00
Forfeited	(184,413)	6.94
Vested	(1,260,152)	8.81
Unvested options at December 30, 2023	2,287,093	7.04
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
The weighted average grant date fair value per share of our RSUs granted during the year was $38.24 in 2023, $37.50 in 2022, and $36.36 in 2021. All RSUs granted in 2023, 2022, and 2021 were dividend eligible.
Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	9,330,718	$34.36
Granted	2,661,265	38.24
Forfeited	(629,148)	36.56
Vested	(3,639,965)	31.64
Outstanding at December 30, 2023	7,722,870	36.80
The aggregate fair value of RSUs that vested during the period was $134 million in 2023, $163 million in 2022, and $135 million in 2021.
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
The weighted average grant date fair value per share of our PSUs granted during the year was $33.33 in 2023, $34.45 in 2022, and $35.03 in 2021. Our expected dividend yield was 3.95% in 2023, 4.41% in 2022, and 4.63% in 2021. For our PSUs that are tied to market-based conditions, our expected volatility was 24.48% in 2023 and 32.92% in 2022 and 38.90% in 2021.

Our PSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2022	4,018,654	$32.15
Granted	2,234,387	33.33
Forfeited	(450,909)	33.39
Vested	(946,700)	26.72
Outstanding at December 30, 2023	4,855,432	33.65
The aggregate fair value of PSUs that vested during the period was $33 million in 2023, $58 million in 2022, and $69 million in 2021.
Total Equity Awards
Equity award compensation cost and the related tax benefit was (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Pre-tax compensation cost	$141	$148	$197
Related tax benefit	(32)	(34)	(43)
After-tax compensation cost	$109	$114	$154
Unrecognized compensation cost related to unvested equity awards was $222 million at December 30, 2023 and is expected to be recognized over a weighted average period of two years.
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

Pension Plans
In 2023, we settled one of our U.K. defined benefit pension plans, which resulted in pre-tax losses of $162 million, including settlement charges of $146 million and $16 million in other related costs, which were recorded in other expense/income. Additionally, the settlement of this plan impacted the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets associated with our non-U.S. pension plans. At December 30, 2023, we had a net surplus asset of approximately $27 million remaining in the related trust that is reflected in the fair value of plan assets for non-U.S. plans at December 30, 2023.
Obligations and Funded Status:
The projected benefit obligations, fair value of plan assets, and funded status of our pension plans were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Benefit obligation at beginning of year	$2,653	$3,852	$1,326	$2,224
Service cost	2	4	7	14
Interest cost	142	118	65	36
Benefits paid	(235)	(156)	(81)	(79)
Actuarial losses/(gains)(a)	113	(988)	105	(632)
Plan amendments	6	—	7	—
Currency	—	—	61	(191)
Settlements(b)	—	(176)	(282)	(46)
Curtailments	—	(1)	—	—
Special/contractual termination benefits	—	—	2	—
Benefit obligation at end of year	2,681	2,653	1,210	1,326
Fair value of plan assets at beginning of year	3,113	4,445	1,709	2,910
Actual return on plan assets	261	(1,000)	105	(832)
Employer contributions	—	—	11	11
Benefits paid	(235)	(156)	(81)	(79)
Currency	—	—	82	(255)
Settlements(b)	—	(176)	(282)	(46)
Other	—	—	(16)	—
Fair value of plan assets at end of year	3,139	3,113	1,528	1,709
Net pension liability/(asset) recognized at end of year	$(458)	$(460)	$(318)	$(383)
(a)    Actuarial losses/(gains) were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(b)    Settlements represent the settlement of our pension benefit obligation of $282 million for one of our U.K. pension plans in 2023 and lump sum payments of $222 million in 2022.
The accumulated benefit obligation, which represents benefits earned to the measurement date, was $2.7 billion at December 30, 2023 and $2.6 billion at December 31, 2022 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $1.2 billion at December 30, 2023 and $1.3 billion at December 31, 2022.
The combined U.S. and non-U.S. pension plans resulted in net pension assets of $776 million at December 30, 2023 and $843 million at December 31, 2022. We recognized these amounts on our consolidated balance sheets as follows (in millions):

	December 30, 2023	December 31, 2022
Other non-current assets	$840	$908
Other current liabilities	(4)	(4)
Accrued postemployment costs	(60)	(61)
Net pension asset/(liability) recognized	$776	$843

We expect a return of net surplus assets of approximately $27 million in 2024 related to our U.K. pension plan settlement.
For certain of our U.S. and non-U.S. plans that were underfunded based on accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Projected benefit obligation	$—	$—	$96	$96
Accumulated benefit obligation	—	—	90	91
Fair value of plan assets	—	—	31	31
All of our U.S. plans were overfunded based on plan assets in excess of accumulated benefit obligations as of December 30, 2023 and December 31, 2022.
For certain of our U.S. and non-U.S. plans that were underfunded based on projected benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Projected benefit obligation	$—	$—	$96	$96
Accumulated benefit obligation	—	—	90	91
Fair value of plan assets	—	—	31	31
All of our U.S. plans were overfunded based on plan assets in excess of projected benefit obligations as of December 30, 2023 and December 31, 2022.
We used the following weighted average assumptions to determine our projected benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Discount rate	5.3%	5.6%	4.7%	4.9%
Rate of compensation increase	4.0%	4.0%	3.6%	3.8%
Discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans.
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	U.S. Plans			Non-U.S. Plans
	December 30, 2023	December 31, 2022	December 25, 2021	December 30, 2023	December 31, 2022	December 25, 2021
Service cost	$2	$4	$5	$7	$14	$16
Interest cost	142	118	90	65	36	29
Expected return on plan assets	(196)	(193)	(186)	(88)	(69)	(94)
Amortization of prior service costs/(credits)	—	—	—	1	1	1
Amortization of unrecognized losses/(gains)	—	—	—	13	1	2
Settlements	—	(1)	(11)	146	15	1
Special/contractual termination benefits	—	—	3	2	—	1
Other	—	—	—	16	—	—
Net pension cost/(benefit)	$(52)	$(72)	$(99)	$162	$(2)	$(44)

We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our consolidated statements of income. In 2023, we recognized settlement charges of $146 million and other related costs of $16 million related to the settlement of one of our U.K. defined benefit pension plans, which resulted in pre-tax losses of $162 million within other expense/(income). In 2021, we recognized special/contractual termination benefits for our U.S plans related to the Nuts Transaction, including a loss of $3 million. These special/contractual termination benefits are recorded in other expense/(income) as a component of our pre-tax loss/(gain) on sale of business on the consolidated statement of income for the year ended December 25, 2021.
We used the following weighted average assumptions to determine our net pension costs for the years ended:

	U.S. Plans			Non-U.S. Plans
	December 30, 2023	December 31, 2022	December 25, 2021	December 30, 2023	December 31, 2022	December 25, 2021
Discount rate - Service cost	5.7%	4.0%	3.1%	5.3%	2.4%	2.1%
Discount rate - Interest cost	5.5%	4.0%	2.3%	5.0%	1.8%	1.2%
Expected rate of return on plan assets	6.6%	5.3%	4.2%	5.1%	2.6%	3.1%
Rate of compensation increase	4.0%	4.0%	4.0%	3.8%	3.8%	3.5%
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
Our weighted average asset allocations were:

	U.S. Plans		Non-U.S. Plans
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Fixed-income securities	73%	72%	77%	52%
Equity securities	10%	10%	7%	3%
Alternative investments, including real assets and other fixed income	17%	16%	9%	10%
Cash and cash equivalents	—%	2%	6%	19%
Certain insurance contracts	—%	—%	1%	16%
Total	100%	100%	100%	100%
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
For pension plans outside the United States, our investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the long-term asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 79% fixed-income securities and certain insurance contracts, approximately 10% in alternatives, primarily multi-asset credit, and approximately 11% in return-seeking assets, primarily equity securities.

The fair value of pension plan assets at December 30, 2023 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$902	$387	$515	$—
Corporate bonds and other fixed-income securities	2,115	—	2,115	—
Total fixed-income securities	3,017	387	2,630	—
Cash and cash equivalents	46	46	—	—
Other	3	—	3	—
Certain insurance contracts	27	—	—	27
Fair value excluding investments measured at net asset value	3,093	433	2,633	27
Investments measured at net asset value(a)	1,574
Total plan assets at fair value	$4,667
(a)    Amount includes cash collateral of $192 million associated with our securities lending program, which is reflected as an asset, and a corresponding securities lending payable of $192 million, which is reflected as a liability. The net impact on total plan assets at fair value is zero.
The fair value of pension plan assets at December 31, 2022 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$633	$371	$262	$—
Corporate bonds and other fixed-income securities	2,035	—	2,035	—
Total fixed-income securities	2,668	371	2,297	—
Cash and cash equivalents	327	327	—	—
Other	(2)	—	(2)	—
Certain insurance contracts	275	—	—	275
Fair value excluding investments measured at net asset value	3,268	698	2,295	275
Investments measured at net asset value(a)	1,554
Total plan assets at fair value	$4,822
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
Government Bonds. These securities consist of direct investments in publicly traded U.S. fixed interest obligations (principally debentures) and non-U.S. government bonds, including any related repurchases agreements. U.S. government bonds are valued using quoted prices in active markets and are included in Level 1. Non-U.S. government bonds are generally valued using observable inputs and are included in Level 2. Additionally, repurchase agreements related to the non-U.S. government bonds are valued at the contract price plus accrued interest and are included in Level 2.
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

Other. This consists of derivative financial instruments including foreign currency forward contracts, futures contracts, options contracts, interest rate swaps, inflation swaps and credit default swaps. Derivative financial instruments are valued based on observable market transactions or prices and classified as Level 2.
Certain Insurance Contracts. This category consists of group annuity contracts that have been purchased to cover a portion of the plan members and have been classified as Level 3.
Investments Measured at Net Asset Value. This category consists of pooled funds, short-term investments, and corporate feeder interests.
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
•Corporate feeder interests. The fair values of the corporate feeder are based upon the net asset values of the equity master fund in which it invests. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. Investments in the corporate feeder can be redeemed quarterly with at least 90 days’ notice. The investment objective of the corporate feeder is to generate long-term returns by investing in large, liquid equity securities with attractive fundamentals.
Changes in our Level 3 plan assets for the year ended December 30, 2023 included (in millions):

Asset Category	December 31, 2022	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 30, 2023
Certain insurance contracts	$275	$—	$45	$2	$(295)	$—	$27
Total Level 3 investments	$275	$—	$45	$2	$(295)	$—	$27
Changes in our Level 3 plan assets for the year ended December 31, 2022 included (in millions):

Asset Category	December 25, 2021	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 31, 2022
Real estate	$6	$—	$2	$(5)	$(3)	$—	$—
Certain insurance contracts	488	—	—	(198)	(15)	—	275
Total Level 3 investments	$494	$—	$2	$(203)	$(18)	$—	$275
Employer Contributions:
In 2023, we contributed $11 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plans. We estimate that 2024 pension contributions will be approximately $10 million to our non-U.S. pension plans. We do not plan to make contributions to our U.S. pension plans in 2024. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2024. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 30, 2023 were (in millions):

	U.S. Plans	Non-U.S. Plans
2024	$267	$74
2025	259	71
2026	242	71
2027	234	75
2028	215	76
2029-2033	959	393
Postretirement Plans
Obligations and Funded Status:
The accumulated benefit obligation, fair value of plan assets, and funded status of our postretirement benefit plans were (in millions):

	December 30, 2023	December 31, 2022
Benefit obligation at beginning of year	$733	$995
Service cost	3	4
Interest cost	37	27
Benefits paid	(73)	(80)
Actuarial losses/(gains)(a)	(19)	(205)
Plan amendments	—	(2)
Currency	2	(6)
Benefit obligation at end of year	683	733
Fair value of plan assets at beginning of year	887	1,151
Actual return on plan assets	101	(196)
Employer contributions	11	12
Benefits paid	(73)	(80)
Fair value of plan assets at end of year	926	887
Net postretirement benefit liability/(asset) recognized at end of year	$(243)	$(154)
(a)    Actuarial losses/(gains) were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
We recognized the net postretirement benefit asset/(liability) on our consolidated balance sheets as follows (in millions):

	December 30, 2023	December 31, 2022
Other non-current assets	$332	$244
Other current liabilities	(7)	(7)
Accrued postemployment costs	(82)	(83)
Net postretirement benefit asset/(liability) recognized	$243	$154
For certain of our postretirement benefit plans that were underfunded based on accumulated postretirement benefit obligations in excess of plan assets, the accumulated benefit obligations and the fair value of plan assets were (in millions):

	December 30, 2023	December 31, 2022
Accumulated benefit obligation	$89	$90
Fair value of plan assets	—	—
We used the following weighted average assumptions to determine our postretirement benefit obligations:

	December 30, 2023	December 31, 2022
Discount rate	5.2%	5.5%
Health care cost trend rate assumed for next year	6.2%	6.6%
Ultimate trend rate	4.8%	4.8%

Discount rates for our plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Our expected health care cost trend rate is based on historical costs and our expectation for health care cost trend rates going forward.
The year that the health care cost trend rate reaches the ultimate trend rate varies by plan and ranges between 2026 and 2035 as of December 30, 2023. Assumed health care costs trend rates have a significant impact on the amounts reported for the postretirement benefit plans.
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Service cost	$3	$4	$6
Interest cost	37	27	20
Expected return on plan assets	(53)	(54)	(49)
Amortization of prior service costs/(credits)	(15)	(15)	(8)
Amortization of unrecognized losses/(gains)	(17)	(15)	(16)
Curtailments	—	—	(4)
Net postretirement cost/(benefit)	$(45)	$(53)	$(51)
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
We used the following weighted average assumptions to determine our net postretirement benefit plans cost for the years ended:

	December 30, 2023	December 31, 2022	December 25, 2021
Discount rate - Service cost	5.5%	2.8%	2.7%
Discount rate - Interest cost	5.4%	3.4%	1.6%
Expected rate of return on plan assets	6.3%	5.4%	4.4%
Health care cost trend rate	6.2%	6.6%	5.9%
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
Our weighted average asset allocations were:

	December 30, 2023	December 31, 2022
Fixed-income securities	58%	61%
Equity securities	34%	33%
Cash and cash equivalents	8%	6%
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

The fair value of postretirement benefit plan assets at December 30, 2023 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$90	$82	$8	$—
Corporate bonds and other fixed-income securities	445	—	445	—
Total fixed-income securities	535	82	453	—
Equity securities	137	137	—	—
Cash and cash equivalents	1	1	—	—
Fair value excluding investments measured at net asset value	673	220	453	—
Investments measured at net asset value	253
Total plan assets at fair value	$926
The fair value of postretirement benefit plan assets at December 31, 2022 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$110	$102	$8	$—
Corporate bonds and other fixed-income securities	429	—	429	—
Total fixed-income securities	539	102	437	—
Equity securities	163	163	—	—
Fair value excluding investments measured at net asset value	702	265	437	—
Investments measured at net asset value	185
Total plan assets at fair value	$887
The following section describes the valuation methodologies used to measure the fair value of postretirement benefit plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified.
Government Bonds. These securities consist of direct investments in publicly traded U.S. fixed interest obligations (principally debentures) and non-U.S. government bonds. U.S. government bonds are valued using quoted prices in active markets and are included in Level 1. Non-U.S. government bonds are generally valued using observable inputs and are included in Level 2.
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
Employer Contributions:
In 2023, we contributed $11 million to our postretirement benefit plans. We estimate that 2024 postretirement benefit plan contributions will be approximately $12 million. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2024. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Future Benefit Payments:
Our estimated future benefit payments for our postretirement plans at December 30, 2023 were (in millions):

2024	$81
2025	76
2026	71
2027	67
2028	63
2029-2033	265
Other Plans
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $103 million in 2023, $98 million in 2022, and $103 million in 2021.
Accumulated Other Comprehensive Income/(Losses)
Our accumulated other comprehensive income/(losses) pension and postretirement benefit plans balances, before tax, consisted of the following (in millions):

	Pension Benefits		Postretirement Benefits		Total
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net actuarial gain/(loss)	$(414)	$(424)	$466	$416	$52	$(8)
Prior service credit/(cost)	(12)	(13)	(7)	8	(19)	(5)
	$(426)	$(437)	$459	$424	$33	$(13)

The net postemployment benefits recognized in other comprehensive income/(loss), consisted of the following (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Net postemployment benefit gains/(losses) arising during the period:
Net actuarial gains/(losses) arising during the period - Pension Benefits	$(145)	$(468)	$39
Net actuarial gains/(losses) arising during the period - Postretirement Benefits	67	(44)	267
	(78)	(512)	306
Tax benefit/(expense)	8	126	(77)
	$(70)	$(386)	$229

Reclassification of net postemployment benefit losses/(gains) to net income/(loss):
Amortization of unrecognized losses/(gains) - Pension Benefits	$13	$1	$3
Amortization of unrecognized losses/(gains) - Postretirement Benefits	(17)	(15)	(16)
Amortization of prior service costs/(credits) - Pension Benefits	1	1	—
Amortization of prior service costs/(credits) - Postretirement Benefits	(15)	(15)	(8)
Net settlement and curtailment losses/(gains) - Pension Benefits	146	15	(11)
	128	(13)	(32)
Tax (benefit)/expense	(13)	5	6
	$115	$(8)	$(26)
Note 12. Financial Instruments
We maintain a policy of requiring that all significant, non-exchange traded derivative contracts be governed by an International Swaps and Derivatives Association master agreement, and these master agreements and their schedules contain certain obligations regarding the delivery of certain financial information upon demand.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	December 30, 2023	December 31, 2022
Commodity contracts	$954	$1,166
Foreign exchange contracts	4,618	3,139
Cross-currency contracts	6,133	6,336
Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	December 30, 2023
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$12	$42	$12	$42
Cross-currency contracts(b)	—	—	140	165	140	165
Derivatives not designated as hedging instruments:
Commodity contracts(c)	20	59	3	7	23	66
Foreign exchange contracts(a)	—	—	17	23	17	23
Total fair value	$20	$59	$172	$237	$192	$296
(a)    At December 30, 2023, the fair value of our derivative assets was recorded in other current assets ($21 million) and other non-current assets ($8 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($51 million) and other non-current liabilities ($14 million).

(b)    At December 30, 2023, the fair value of our derivative assets was recorded in other current assets ($37 million) and other non-current assets ($103 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($31 million) and other non-current liabilities ($134 million).
(c)     At December 30, 2023, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities ($64 million) and other non-current liabilities ($2 million).

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $130 million at December 30, 2023 and $222 million at December 31, 2022. We had posted collateral related to commodity derivative margin requirements of $41 million at December 30, 2023 and $43 million at December 31, 2022, which were included in prepaid expenses on our consolidated balance sheets.
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
Net Investment Hedging:
At December 30, 2023, we had the following items designated as net investment hedges:
•Non-derivative foreign currency denominated debt with principal amounts of €100 million and £400 million; and
•Cross-currency contracts with notional amounts of C$1.4 billion ($1.0 billion), €2.3 billion ($2.5 billion), and JPY9.6 billion ($68 million).
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign currency denominated subsidiary net assets, and they are designated as net investment hedges. At December 30, 2023, we had euro intercompany loans with an aggregate notional amount of $800 million designed as net investment hedges.

The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign currency denominated debt.
Interest Rate Hedging:
From time to time we have had derivatives designated as interest rate hedges, including interest rate swaps and treasury locks. We no longer have any outstanding interest rate swaps or treasury locks. We continue to amortize the realized hedge losses that were deferred into accumulated other comprehensive income/(losses) into interest expense through the original maturity of the related long-term debt instruments.
Cash Flow Hedge Coverage:
At December 30, 2023, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 25 months and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next 53 months.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at December 30, 2023 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) during the next 12 months on foreign currency cash flow hedges, cross-currency cash flow hedges, and interest rate cash flow hedges to be insignificant.
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
Acquisition Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. These derivative contracts settled in our second quarter of 2022. The related derivative gains were $38 million, and were recorded within other expense/(income). These gains are classified as other losses/(gains) related to acquisitions and divestitures. The related cash flows were classified as cash inflows from investing activities on the consolidated statement of cash flows. See Note 4, Acquisitions and Divestitures, for additional information related to the Hemmer Acquisition.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments			Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	December 30, 2023	December 31, 2022	December 25, 2021
Cash flow hedges:
Foreign exchange contracts	$—	$1	$(1)	Net sales
Foreign exchange contracts	(12)	46	(11)	Cost of products sold
Foreign exchange contracts (excluded component)	(6)	(17)	—	Cost of products sold
Foreign exchange contracts	(1)	1	1	SG&A
Foreign exchange contracts	(22)	—	—	Other expense/(income)
Foreign exchange contracts (excluded component)	2	—	—	Other expense/(income)
Cross-currency contracts	83	(132)	(119)	Other expense/(income)
Cross-currency contracts (excluded component)	24	30	28	Other expense/(income)
Cross-currency contracts	(26)	(28)	(22)	Interest expense
Interest rate contracts	(3)	—	—	Interest expense
Net investment hedges:
Foreign exchange contracts	(1)	17	1	Other expense/(income)
Foreign exchange contracts (excluded component)	1	—	2	Interest expense
Cross-currency contracts	(117)	324	144	Other expense/(income)
Cross-currency contracts (excluded component)	35	42	44	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$(43)	$284	$67
Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	December 30, 2023			December 31, 2022
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	SG&A	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$17,714	$912	$27	$18,363	$4,488	$921	$(253)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$38	$—	$(20)	$(2)	$2	$—	$—
Foreign exchange contracts (excluded component)	(10)	—	—	(7)	—	—	—
Interest rate contracts	—	—	—	—	—	(1)	—
Cross-currency contracts	—	(27)	63	—	—	(28)	(54)
Cross-currency contracts (excluded component)	—	—	25	—	—	—	30
Net investment hedges:
Foreign exchange contracts (excluded component)	—	1	—	—	—	(1)	—
Cross-currency contracts (excluded component)	—	34	—	—	—	37	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(110)	—	—	86	—	—	—
Foreign exchange contracts	—	—	(12)	—	—	—	(26)
Cross-currency contracts	—	—	3	—	—	—	—
Total gains/(losses) recognized in statements of income	$(82)	$8	$59	$77	$2	$7	$(50)

		December 25, 2021
	Net sales	Cost of products sold	SG&A	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$26,042	$17,360	$5,222	$2,047	$(295)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(1)	$(46)	$(1)	$—	$—
Foreign exchange contracts (excluded component)	—	(3)	—	—	—
Cross-currency contracts	—	—	—	(23)	(91)
Cross-currency contracts (excluded component)	—	—	—	—	27
Net investment hedges:
Foreign exchange contracts (excluded component)	—	—	—	2	—
Cross-currency contracts (excluded component)	—	—	—	36	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	—	158	—	—	—
Foreign exchange contracts	—	—	—	—	(31)
Cross-currency contracts	—	—	—	—	9
Total gains/(losses) recognized in statements of income	$(1)	$109	$(1)	$15	$(86)
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $39 million in 2023, pre-tax gains of $111 million in 2022, and pre-tax gains of $75 million in 2021. These amounts were recognized in other comprehensive income/(loss).

Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance at December 26, 2020	$(2,218)	$158	$93	$(1,967)
Foreign currency translation adjustments	(242)	—	—	(242)
Net deferred gains/(losses) on net investment hedges	169	—	—	169
Amounts excluded from the effectiveness assessment of net investment hedges	35	—	—	35
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(29)	—	—	(29)
Net deferred gains/(losses) on cash flow hedges	—	—	(91)	(91)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	27	27
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	68	68
Net actuarial gains/(losses) arising during the period	—	232	—	232
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(26)	—	(26)
Total other comprehensive income/(loss)	(67)	206	4	143
Balance at December 25, 2021	(2,285)	364	97	(1,824)
Foreign currency translation adjustments	(907)	—	—	(907)
Net deferred gains/(losses) on net investment hedges	343	—	—	343
Amounts excluded from the effectiveness assessment of net investment hedges	32	—	—	32
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(28)	—	—	(28)
Net deferred gains/(losses) on cash flow hedges	—	—	(72)	(72)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	14	14
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	26	26
Net actuarial gains/(losses) arising during the period	—	(386)	—	(386)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(8)	—	(8)
Total other comprehensive income/(loss)	(560)	(394)	(32)	(986)
Balance at December 31, 2022	(2,845)	(30)	65	(2,810)
Foreign currency translation adjustments	307	—	—	307
Net deferred gains/(losses) on net investment hedges	(119)	—	—	(119)
Amounts excluded from the effectiveness assessment of net investment hedges	28	—	—	28
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(27)	—	—	(27)
Net deferred gains/(losses) on cash flow hedges	—	—	3	3
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	19	19
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(50)	(50)
Net actuarial gains/(losses) arising during the period	—	(70)	—	(70)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	115	—	115
Other activity	22	—	(22)	—
Total other comprehensive income/(loss)	211	45	(50)	206
Balance at December 30, 2023	$(2,634)	$15	$15	$(2,604)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	December 30, 2023			December 31, 2022			December 25, 2021
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$307	$—	$307	$(907)	$—	$(907)	$(242)	$—	$(242)
Net deferred gains/(losses) on net investment hedges	(157)	38	(119)	452	(109)	343	220	(51)	169
Amounts excluded from the effectiveness assessment of net investment hedges	36	(8)	28	42	(10)	32	46	(11)	35
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(35)	8	(27)	(36)	8	(28)	(38)	9	(29)
Net deferred gains/(losses) on cash flow hedges	19	(16)	3	(112)	40	(72)	(152)	61	(91)
Amounts excluded from the effectiveness assessment of cash flow hedges	20	(1)	19	13	1	14	28	(1)	27
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(69)	19	(50)	60	(34)	26	138	(70)	68
Net actuarial gains/(losses) arising during the period	(78)	8	(70)	(512)	126	(386)	308	(76)	232
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	128	(13)	115	(13)	5	(8)	(32)	6	(26)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)			Affected Line Item in the Statements of Income
	December 30, 2023	December 31, 2022	December 25, 2021
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$(1)	$1	$(2)	Interest expense
Cross-currency contracts(a)	(34)	(37)	(36)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	—	—	1	Net sales
Foreign exchange contracts(b)	(28)	9	49	Cost of products sold
Foreign exchange contracts(b)	—	(2)	1	SG&A
Foreign exchange contracts(b)	20	—	—	Other expense/(income)
Cross-currency contracts(b)	(88)	24	64	Other expense/(income)
Cross-currency contracts(b)	27	28	22	Interest expense
Interest rate contracts(c)	—	1	1	Interest expense
Losses/(gains) on hedges before income taxes	(104)	24	100
Losses/(gains) on hedges, income taxes	27	(26)	(61)
Losses/(gains) on hedges	$(77)	$(2)	$39

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(4)	$(14)	$(13)
Amortization of prior service costs/(credits)(d)	(14)	(14)	(8)
Settlement and curtailment losses/(gains)(d)	146	15	(11)
Losses/(gains) on postemployment benefits before income taxes	128	(13)	(32)
Losses/(gains) on postemployment benefits, income taxes	(13)	5	6
Losses/(gains) on postemployment benefits	$115	$(8)	$(26)
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
Note 14. Financing Arrangements
Product Financing Arrangements:
We enter into various product financing arrangements to facilitate supply from our vendors. Balance sheet classification is based on the nature of the arrangements. We have concluded that our obligations to our suppliers, including amounts due and scheduled payment terms, are impacted by their participation in the program and therefore we classify amounts outstanding within other current liabilities on our consolidated balance sheets. We had an insignificant amount at December 30, 2023 and approximately $87 million at December 31, 2022 on our consolidated balance sheets related to these arrangements.

Transfers of Financial Assets:
Since 2020, we have had a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third-party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our consolidated balance sheet. Receivables sold under this accounts receivable factoring program were approximately $863 million during 2023, with no amounts outstanding as of December 30, 2023. The incremental costs of factoring receivables under this arrangement were insignificant for the year ended December 30, 2023. Receivables sold under this accounts receivable factoring program were approximately $197 million during 2022, with an insignificant amount outstanding as of December 31, 2022. The incremental costs of factoring receivables under this arrangement were insignificant for the year ended December 31, 2022. No receivables were sold under this accounts receivable factoring program during 2021. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 220 days. We also maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $0.8 billion at December 30, 2023 and $1.1 billion at December 31, 2022. The amounts were included in trade payables on our consolidated balance sheets.
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
Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors were defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated amended class action complaint, which was filed on August 14, 2020 and also named 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) as defendants, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, Company documents, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleged the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. In February 2023, the parties to the litigation reached a preliminary class settlement agreement. Related to that agreement, we recorded a net expense of $210 million within SG&A in our consolidated statements of income for the fourth quarter of 2022, representative of the Company’s then-estimated liability after insurance recoveries and contributions from other defendants. The Company’s then-estimated liability and the insurance recoveries are reflected in current liabilities and current assets on the condensed consolidated balance sheets at December 31, 2022. In the third quarter of 2023, we paid our remaining liability after insurance recoveries. On September 12, 2023, the United States District Court for the Northern District of Illinois issued a Judgment Approving Class Action Settlement, wherein it granted final approval of the class settlement and dismissed the lawsuit with prejudice.

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
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities were also named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Company Derivative Litigation, which was filed in the Delaware Court of Chancery. The consolidated amended complaint, which was filed on April 27, 2020, alleged state law claims, contending that the 3G Entities were controlling stockholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint further alleged that certain of The Kraft Heinz Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by supposedly approving or allowing the 3G Entities’ alleged insider trading. The complaint sought relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the consolidated amended complaint, which motion the Delaware Chancery Court granted in an order dated December 15, 2021. The plaintiffs filed a notice of appeal on January 13, 2022, and the Delaware Supreme Court affirmed the trial court’s dismissal with prejudice of the consolidated amended complaint in an order dated August 1, 2022. One of the plaintiffs in said dismissed derivative litigation subsequently filed a new complaint, Erste Asset Management v. Hees, et al., against certain current and former officers and directors of The Kraft Heinz Company on November 28, 2023 in the Delaware Court of Chancery, seeking to reinstate the plaintiff’s previously-dismissed claims and recover attorneys’ fees and costs incurred in the dismissed litigation on the basis of alleged newly discovered evidence. Specifically, the plaintiff alleges the 3G Entities caused the Company to make false and misleading public disclosures regarding the independence of two directors of The Kraft Heinz Company, one of whose independence plaintiff contends formed a basis for the court’s prior dismissal of the consolidated amended complaint. We intend to vigorously defend against this lawsuit; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.
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
As of December 30, 2023, our take-or-pay purchase obligations were as follows (in millions):

2024	$640
2025	468
2026	362
2027	330
2028	147
Thereafter	418
Total	$2,365

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
Borrowing Arrangements:
In July 2022, together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we entered into a new credit agreement (the “Credit Agreement”), which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (the “Senior Credit Facility”) and replaced our then-existing credit facility (the “Previous Senior Credit Facility”). On July 21, 2023, we entered into an agreement to extend the maturity date of our Senior Credit Facility from July 8, 2027 to July 8, 2028.
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
No amounts were drawn on our Senior Credit Facility at December 30, 2023 or December 31, 2022. No amounts were drawn on our Senior Credit Facility during the years ended December 30, 2023 or December 31, 2022, or on the Previous Senior Credit Facility during the years ended December 31, 2022 and December 25, 2021.
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at December 30, 2023 or at December 31, 2022. Under our US commercial paper program, the maximum amount of commercial paper outstanding was $150 million and $198 million during the years ended December 30, 2023 and December 31, 2022.

Long-Term Debt:
The following table summarizes our long-term debt obligations.

	Priority (a)	Maturity Dates(b)	Interest Rates(b)	Carrying Values
				December 30, 2023	December 31, 2022
				(in millions)
U.S. dollar notes(c)	Senior Notes	2026–2050	3.000%–7.125%	$16,545	$16,554
Euro notes(c)	Senior Notes	2024–2028	1.500%–4.466%	2,642	2,723
British pound sterling notes:
2030 Notes(d)	Senior Notes	February 18, 2030	6.250%	163	155
Other British pound sterling notes(c)	Senior Notes	July 1, 2027	4.125%	507	482
Other long-term debt	Various	2024–2035	0.500%–16.800%	30	31
Finance lease obligations				145	119
Total long-term debt				20,032	20,064
Current portion of long-term debt				638	831
Long-term debt, excluding current portion				$19,394	$19,233
(a)    Priority of debt indicates the order which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.
(b)    Maturity dates and interest rates presented are for the outstanding long-term debt obligations at December 30, 2023. Floating interest rates stated are as of December 30, 2023.
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
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of December 30, 2023.
At December 30, 2023, aggregate principal maturities of our long-term debt excluding finance leases were (in millions):

2024	$611
2025	666
2026	1,879
2027	1,862
2028	1,586
Thereafter	13,129
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
Debt Issuances:
2023 Debt Issuances
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
Debt Issuance Costs:
Debt issuance costs are reflected as a direct deduction of our current portion of long-term debt and long-term debt balances on the consolidated balance sheets. We incurred an insignificant amount of debt issuance costs in 2023 and 2022. We did not incur any debt issuance costs in 2021. Unamortized debt issuance costs were $81 million at December 30, 2023 and $88 million at December 31, 2022. Amortization of debt issuance costs was $11 million in 2023 and 2022, and $12 million in 2021.
Debt Premium:
Unamortized debt premiums are presented on the consolidated balance sheets as a direct addition to the carrying amount of debt. Unamortized debt premium, net, was $234 million at December 30, 2023 and $250 million at December 31, 2022. Amortization of our debt premium, net, was $16 million in 2023, $17 million in 2022, and $16 million in 2021.
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
Fair Value of Debt:
At December 30, 2023, the aggregate fair value of our total debt was $19.6 billion as compared with a carrying value of $20.0 billion. At December 31, 2022, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $20.1 billion. Our short-term debt had a carrying value that approximated its fair value at December 30, 2023 and December 31, 2022. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Note 17. Leases
We have operating and finance leases, primarily for warehouse, production, and office facilities and equipment. Our lease contracts have remaining contractual lease terms of up to 18 years, some of which include options to extend the term by up to 10 years. We include renewal options that are reasonably certain to be exercised as part of the lease term. Additionally, some lease contracts include termination options. We do not expect to exercise the majority of our termination options and generally exclude such options when determining the term of our leases. See Note 2, Significant Accounting Policies, for our lease accounting policy.
The components of our lease costs were (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Operating lease costs	$152	$173	$176
Finance lease costs:
Amortization of right-of-use assets	28	34	34
Interest on lease liabilities	5	5	6
Short-term lease costs	12	8	17
Variable lease costs	659	1,232	1,192
Sublease income	(10)	(10)	(9)
Total lease costs	$846	$1,442	$1,416
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
We had no losses/(gains) on sale and leaseback transactions in 2023. Losses/(gains) on sales and leaseback transactions, net, were insignificant for 2022 and 2021.
Supplemental balance sheet information related to our leases was (in millions, except lease term and discount rate):

	December 30, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use assets	$574	$135	$668	$121
Lease liabilities (current)	116	27	125	26
Lease liabilities (non-current)	501	118	585	93

Weighted average remaining lease term	8 years	10 years	8 years	12 years
Weighted average discount rate	3.7%	4.5%	3.6%	4.1%
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

Cash flows arising from lease transactions were (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(156)	$(176)	$(179)
Operating cash inflows/(outflows) from finance leases	(5)	(5)	(6)
Financing cash inflows/(outflows) from finance leases	(26)	(38)	(33)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	44	197	41
Finance leases	25	34	14
Future minimum lease payments for leases in effect at December 30, 2023 were (in millions):

	Operating Leases	Finance Leases
2024	$136	$32
2025	116	24
2026	95	21
2027	74	15
2028	61	23
Thereafter	234	63
Total future undiscounted lease payments	716	178
Less imputed interest	(99)	(33)
Total lease liability	$617	$145
At December 30, 2023, our operating and finance leases that had not yet commenced were approximately $194 million. This balance is primarily composed of a non-cancellable synthetic lease with a future minimum lease commitment of approximately $157 million. See below for discussion of our synthetic lease arrangement.
Synthetic Lease Arrangements:
In June 2023, we entered into a non-cancellable synthetic lease for a distribution facility, for which we are the construction agent, with an estimated construction cost of approximately $400 million. The lease will commence upon completion of construction of the facility which is expected to be in the later part of 2025. The term of the lease is five years after commencement. At the end of the lease term, we will be required to either purchase the facility or, in the event that option is not elected, to remarket the facility. Upon lease commencement, the lease classification, right-of-use asset, and lease liability will be determined and recorded. The lease arrangement contains a residual value guarantee of approximately 85% of the total construction cost. The construction agreement and lease contain covenants that are consistent with our Senior Credit Facility as disclosed in Note 16, Debt.
Note 18. Capital Stock
Common Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5.0 billion shares of common stock.

Shares of common stock issued, in treasury, and outstanding were (in millions of shares):

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 26, 2020	1,228	(5)	1,223
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	7	(6)	1
Balance at December 25, 2021	1,235	(11)	1,224
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	8	(7)	1
Balance at December 31, 2022	1,243	(18)	1,225
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	6	(13)	(7)
Balance at December 30, 2023	1,249	(31)	1,218
Share Repurchase Program
On November 27, 2023, we announced that the Board approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, privately negotiated transactions, transactions structured through investment banking institutions, or other means. As of December 30, 2023, we had remaining authorization under the share repurchase program of approximately $2.7 billion. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
Note 19. Earnings Per Share
Our earnings per common share (“EPS”) were:

	December 30, 2023	December 31, 2022	December 25, 2021
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$2,855	$2,363	$1,012
Weighted average shares of common stock outstanding	1,227	1,226	1,224
Net earnings/(loss)	$2.33	$1.93	$0.83
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$2,855	$2,363	$1,012
Weighted average shares of common stock outstanding	1,227	1,226	1,224
Effect of dilutive equity awards	8	9	12
Weighted average shares of common stock outstanding, including dilutive effect	1,235	1,235	1,236
Net earnings/(loss)	$2.31	$1.91	$0.82
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 7 million in 2023, 6 million in 2022, and 7 million in 2021.

Note 20. Segment Reporting
As of December 30, 2023, we manage and report our operating results through two reportable segments defined by geographic region: North America and International.
During the fourth quarter of 2023, certain organizational changes were announced that are expected to impact our future internal reporting and reportable segments. We expect to divide our International segment into three operating segments — Europe and Pacific Developed Markets (International Developed Markets), West and East Emerging Markets (WEEM), and Asia Emerging Markets (AEM) — in order to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan.
As a result of these changes, we expect to have two reportable segments: North America and International Developed Markets. We anticipate that our remaining operating segments, consisting of WEEM and AEM, will be combined and disclosed as Emerging Markets. We expect that the change to our reportable segments will be effective in the first quarter of 2024.
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
Management does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Net sales:
North America	$20,126	$20,340	$20,351
International	6,514	6,145	5,691
Total net sales	$26,640	$26,485	$26,042
Segment Adjusted EBITDA was (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Segment Adjusted EBITDA:
North America	$5,603	$5,284	$5,576
International	1,094	1,017	1,066
General corporate expenses	(390)	(298)	(271)
Depreciation and amortization (excluding restructuring activities)	(923)	(922)	(910)
Divestiture-related license income	54	56	4
Restructuring activities	(60)	(74)	(84)
Deal costs	—	(9)	(11)
Unrealized gains/(losses) on commodity hedges	(1)	(63)	(17)
Impairment losses	(662)	(999)	(1,634)
Certain non-ordinary course legal and regulatory matters	(2)	(210)	(62)
Equity award compensation expense	(141)	(148)	(197)
Operating income/(loss)	4,572	3,634	3,460
Interest expense	912	921	2,047
Other expense/(income)	27	(253)	(295)
Income/(loss) before income taxes	$3,633	$2,966	$1,708

Total depreciation and amortization expense by segment was (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Depreciation and amortization expense:
North America	$561	$579	$580
International	318	259	234
General corporate expenses	82	95	96
Total depreciation and amortization expense	$961	$933	$910
Total capital expenditures by segment were (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Capital expenditures:
North America	$604	$513	$477
International	343	331	348
General corporate expenses	66	72	80
Total capital expenditures	$1,013	$916	$905
Net sales by platform were (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Taste Elevation	$8,995	$8,249	$7,267
Fast Fresh Meals	5,794	6,064	6,665
Easy Meals Made Better	5,291	5,313	4,927
Real Food Snacking	1,247	1,375	1,808
Flavorful Hydration	1,950	1,999	1,777
Easy Indulgent Desserts	1,072	1,067	1,034
Other	2,291	2,418	2,564
Total net sales	$26,640	$26,485	$26,042
Net sales by product category were (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Condiments and sauces	$8,934	$8,241	$7,302
Cheese and dairy	3,857	3,976	4,922
Ambient foods	3,014	3,047	2,896
Frozen and chilled foods	2,910	2,922	2,698
Meats and seafood	2,456	2,733	2,613
Refreshment beverages	1,943	1,999	1,786
Coffee	899	903	847
Infant and nutrition	360	411	441
Desserts, toppings and baking	1,209	1,195	1,157
Nuts and salted snacks	—	—	464
Other	1,058	1,058	916
Total net sales	$26,640	$26,485	$26,042
Concentration of Risk:
Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2023 and 2022, and approximately 22% of our net sales in 2021. Both of our segments have sales to Walmart Inc.

Geographic Financial Information:
We had significant sales in the United States, Canada, and the United Kingdom. Our net sales by geography were (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Net sales:
United States	$18,377	$18,587	$18,604
Canada	1,749	1,752	1,747
United Kingdom	1,271	1,160	1,147
Other	5,243	4,986	4,544
Total net sales	$26,640	$26,485	$26,042
We had significant long-lived assets in the United States. Long-lived assets are comprised of property, plant and equipment, net of related accumulated depreciation. Our long-lived assets by geography were (in millions):

	December 30, 2023	December 31, 2022
Long-lived assets:
United States	$4,736	$4,469
Other	2,386	2,271
Total long-lived assets	$7,122	$6,740
At December 30, 2023 and December 31, 2022, long-lived assets by geography excluded amounts classified as held for sale.
Note 21. Other Financial Data
Consolidated Statements of Income Information
Other expense/(income)
Other expense/(income) consists of the following (in millions):

	December 30, 2023	December 31, 2022	December 25, 2021
Amortization of postemployment benefit plans prior service costs/(credits)	$(14)	$(14)	$(7)
Net pension and postretirement non-service cost/(benefit)(a)	67	(135)	(214)
Loss/(gain) on sale of business(b)	(4)	(25)	(44)
Interest income	(40)	(27)	(15)
Foreign exchange losses/(gains)	73	(106)	(101)
Derivative losses/(gains)	(59)	50	86
Other miscellaneous expense/(income)	4	4	—
Other expense/(income)	$27	$(253)	$(295)
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
Other expense/(income) was $27 million of expense in 2023 compared to $253 million of income in 2022. This change was primarily driven by a $67 million net pension and postretirement non-service costs in 2023 compared to a $135 million net pension and postretirement non-service benefit in 2022, a $73 million net foreign exchange loss in 2023 compared to a $106 million net foreign exchange gain in 2022, and a $21 million decrease in gain on sale of businesses. These impacts were partially offset by a $59 million net gain on derivative activities in 2023 compared to a $50 million net loss on derivative activities in 2022, and a $13 million increase in interest income as compared to the prior year period.

Other expense/(income) was $253 million of income in 2022 compared to $295 million of income in 2021. This change was primarily driven by a $79 million decrease in net pension and postretirement non-service benefits and a $25 million net gain on sales of businesses in 2022 compared to a $44 million net gain on sales of businesses in 2021. These impacts were partially offset by a $50 million net loss on derivative activities in 2022 compared to an $86 million net loss on derivative activities in 2021 and a $12 million increase in interest income as compared to the prior year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 30, 2023, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended December 30, 2023. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2023 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 30, 2023.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 30, 2023, as stated in their report which appears herein under Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information.
(b) Insider Stock Trading Arrangements:
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is included under the caption “Information about our Executive Officers” contained in Item 1, Business, of this report and under the headings Our Board, Beneficial Ownership of Kraft Heinz Stock—Delinquent Section 16(a) Reports, Governance—Other Governance Policies and Practices, Governance—Committees of the Board, and Other Information—Stockholder Proposals in our definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held on May 2, 2024 (“2024 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by this Item 11 is included under the headings Governance—Committees of the Board, Director Compensation, and Executive Compensation—Compensation Discussion and Analysis, Executive Compensation—Executive Compensation Tables, and Executive Compensation—Pay Ratio Disclosure in our 2024 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under our equity compensation plans at December 30, 2023 were:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,600,842	$46.87	17,651,474
Equity compensation plans not approved by security holders	—	—	—
Total	20,600,842		17,651,474
(1)    Includes the vesting of RSUs and PSUs.
Information related to the security ownership of certain beneficial owners and management is included under the heading Beneficial Ownership of Kraft Heinz Stock in our 2024 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the headings Our Board and Governance—Other Governance Policies and Practices in our 2024 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services.
Information required by this Item 14 is included under the headings Audit Matters—Independent Auditors’ Fees and Services and Audit Matters—Pre-Approval Policy in our 2024 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

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

4.24	Form of 3.375% Senior Notes due 2021, 4.000% Senior Notes due 2023, and 4.625% Senior Notes due 2029 (included in Exhibit 4.23).
4.25	Description of Kraft Heinz Securities registered under Section 12 of the Exchange Act.*
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

4.32
Tenth Supplemental Indenture, dated May 10, 2023, relating to the €600,000,000 Floating Rate Senior Notes due 2025, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 10, 2023).

4.33	Form of €600,000,000 Floating Rate Senior Notes due 2025 (included in Exhibit 4.32).
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

10.7	The Kraft Heinz Company Amended & Restated Deferred Compensation Plan for Non-Management Directors.+*
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

10.10
The Kraft Heinz Company Amended & Restated Severance Pay Plan for Salaried Employees, effective January 1, 2023 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 16, 2023).+

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
10.22
2020 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020, filed on July 31, 2020).+

10.23
2020 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020, filed on July 31, 2020).+

10.24
2020 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020, filed on July 31, 2020).+

10.25
2020 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bands B02-B09 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020, filed on July 31, 2020).+

10.26
2020 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2020, filed on July 31, 2020).+

10.27
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.28
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.29
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (Bands) (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.30
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.31
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for Bands B02-B09 (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.32
2021/2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.33
2021 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2021, filed on August 4, 2021).+

10.34
2022 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2022, filed on April 28, 2022).+

10.35
2023 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 16, 2023).+

10.36
2023 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 16, 2023).+

10.37
2023 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 16, 2023.+

10.38
2023 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 16, 2023).+

10.39
2023 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2023, filed on May 3, 2023).+

10.40
First Amendment, dated as of July 21, 2023, to the Credit Agreement dated as of July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 21, 2023).

10.41	2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement.+*
10.42	2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice.+*
10.43	2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.+*
10.44	2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement.+*
10.45	2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement.+*
21.1	List of subsidiaries of The Kraft Heinz Company.*
22.1	List of Guarantor Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	The Kraft Heinz Clawback Policy.*
101.1
The following materials from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 30, 2023, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

**	Furnished herewith.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	February 15, 2024
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Carlos Abrams-Rivera	Chief Executive Officer and Director	February 15, 2024
Carlos Abrams-Rivera	(Principal Executive Officer)

/s/ Andre Maciel	Executive Vice President and Global Chief Financial Officer	February 15, 2024
Andre Maciel	(Principal Financial Officer)

/s/ Vince Garlati	Vice President and Global Controller	February 15, 2024
Vince Garlati	(Principal Accounting Officer)

*	Chair of the Board	February 15, 2024
Miguel Patricio

*	Vice Chair of the Board	February 15, 2024
John T. Cahill

*	Lead Director	February 15, 2024
John C. Pope

*	Director	February 15, 2024
Gregory E. Abel

*	Director	February 15, 2024
Humberto P. Alfonso

*	Director	February 15, 2024
Lori Dickerson Fouché

*	Director	February 15, 2024
Diane Gherson

*	Director	February 15, 2024
Timothy Kenesey

*	Director	February 15, 2024
Alicia Knapp

*	Director	February 15, 2024
Elio Leoni Sceti

*	Director	February 15, 2024
Susan Mulder

*	Director	February 15, 2024
James Park

*By:	/s/ Andre Maciel
Andre Maciel
Attorney-In-Fact
February 15, 2024

The Kraft Heinz Company
Valuation and Qualifying Accounts
For the Years Ended December 30, 2023, December 31, 2022, and December 25, 2021
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-offs and Reclassifications	Balance at End of Period
Year ended December 30, 2023
Allowances related to trade accounts receivable	$46	$(8)	$—	$—	$38
Allowances related to deferred taxes	96	5	—	1	102
	$142	$(3)	$—	$1	$140
Year ended December 31, 2022
Allowances related to trade accounts receivable	$48	$(4)	$—	$2	$46
Allowances related to deferred taxes	101	(5)	—	—	96
	$149	$(9)	$—	$2	$142
Year ended December 25, 2021
Allowances related to trade accounts receivable	$48	$5	$1	$(6)	$48
Allowances related to deferred taxes	105	1	—	(5)	101
	$153	$6	$1	$(11)	$149
(a)     Primarily relates to acquisitions and currency translation.
S-1