Form 10-Q
period 2024-03-30
Kraft Heinz Co
filed 2024-05-01
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	KHC	The Nasdaq Stock Market LLC
Floating Rate Senior Notes due 2025	KHC25	The Nasdaq Stock Market LLC
3.500% Senior Notes due 2029	KHC29	The Nasdaq Stock Market LLC

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

As of April 27, 2024, there were 1,214,298,182 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “plan,” “will,” and variations of such words and similar future or conditional expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, impacts of accounting standards and guidance, growth, legal matters, taxes, costs and cost savings, impairments, and dividends. These forward-looking statements reflect management’s current expectations and are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; the influence of our largest stockholder; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of sales of our common stock in the public market; the impact of our share repurchases or any change in our share repurchase activity; our ability to continue to pay a regular dividend and the amounts of any such dividends; disruptions in the global economy caused by geopolitical conflicts, unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and various other nations where we do business (including inflationary pressures, instability in financial institutions, general economic slowdown, recession, or a potential U.S. federal government shutdown); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations and the final determination of tax audits, including transfer pricing matters, and any related litigation; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 30, 2023. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$6,411	$6,489
Cost of products sold	4,168	4,376
Gross profit	2,243	2,113
Selling, general and administrative expenses	941	870
Operating income/(loss)	1,302	1,243
Interest expense	226	227
Other expense/(income)	47	(35)
Income/(loss) before income taxes	1,029	1,051
Provision for/(benefit from) income taxes	225	214
Net income/(loss)	804	837
Net income/(loss) attributable to noncontrolling interest	3	1
Net income/(loss) attributable to common shareholders	$801	$836
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.66	$0.68
Diluted earnings/(loss)	0.66	0.68
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Net income/(loss)	$804	$837
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(184)	119
Net deferred gains/(losses) on net investment hedges	74	(24)
Amounts excluded from the effectiveness assessment of net investment hedges	10	6
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(9)	(6)
Net deferred gains/(losses) on cash flow hedges	8	(15)
Amounts excluded from the effectiveness assessment of cash flow hedges	(2)	4
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	14	(16)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(4)	(2)
Total other comprehensive income/(loss)	(93)	66
Total comprehensive income/(loss)	711	903
Comprehensive income/(loss) attributable to noncontrolling interest	(25)	5
Comprehensive income/(loss) attributable to common shareholders	$736	$898
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	March 30, 2024	December 30, 2023
ASSETS
Cash and cash equivalents	$1,626	$1,400
Trade receivables (net of allowances of $30 at March 30, 2024 and $38 at December 30, 2023)	2,216	2,112
Inventories	3,578	3,614
Prepaid expenses	292	234
Other current assets	521	566
Assets held for sale	—	3
Total current assets	8,233	7,929
Property, plant and equipment, net	7,036	7,122
Goodwill	30,390	30,459
Intangible assets, net	42,296	42,448
Other non-current assets	2,354	2,381
TOTAL ASSETS	$90,309	$90,339
LIABILITIES AND EQUITY
Current portion of long-term debt	622	638
Trade payables	4,421	4,627
Accrued marketing	749	733
Interest payable	304	258
Other current liabilities	1,475	1,781
Total current liabilities	7,571	8,037
Long-term debt	19,923	19,394
Deferred income taxes	10,220	10,201
Accrued postemployment costs	140	143
Long-term deferred income	1,414	1,424
Other non-current liabilities	1,353	1,418
TOTAL LIABILITIES	40,621	40,617
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	35	34
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,253 shares issued and 1,214 shares outstanding at March 30, 2024; 1,249 shares issued and 1,218 shares outstanding at December 30, 2023)	12	12
Additional paid-in capital	52,050	52,037
Retained earnings/(deficit)	1,680	1,367
Accumulated other comprehensive income/(losses)	(2,669)	(2,604)
Treasury stock, at cost (39 shares at March 30, 2024 and 31 shares at December 30, 2023)	(1,551)	(1,286)
Total shareholders' equity	49,522	49,526
Noncontrolling interest	131	162
TOTAL EQUITY	49,653	49,688
TOTAL LIABILITIES AND EQUITY	$90,309	$90,339
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2023	$12	$52,037	$1,367	$(2,604)	$(1,286)	$162	$49,688
Net income/(loss) excluding redeemable noncontrolling interest	—	—	801	—	—	2	803
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(65)	—	(29)	(94)
Dividends declared-common stock ($0.40 per share)	—	—	(488)	—	—	—	(488)
Dividends declared-noncontrolling interest ($98.77 per share)	—	—	—	—	—	(7)	(7)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	13	—	—	(265)	3	(249)
Balance at March 30, 2024	$12	$52,050	$1,680	$(2,669)	$(1,551)	$131	$49,653

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$12	$51,834	$489	$(2,810)	$(847)	$152	$48,830
Net income/(loss) excluding redeemable noncontrolling interest	—	—	836	—	—	1	837
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	62	—	4	66
Dividends declared-common stock ($0.40 per share)	—	—	(494)	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	76	—	—	(5)	3	74
Balance at April 1, 2023	$12	$51,910	$831	$(2,748)	$(852)	$160	$49,313
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	March 30, 2024	April 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$804	$837
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	230	220
Amortization of postemployment benefit plans prior service costs/(credits)	(3)	(3)
Divestiture-related license income	(14)	(13)
Equity award compensation expense	31	31
Deferred income tax provision/(benefit)	1	(3)
Postemployment benefit plan contributions	(5)	(6)
Nonmonetary currency devaluation	3	3
Loss/(gain) on sale of business	80	1
Other items, net	(14)	29
Changes in current assets and liabilities:
Trade receivables	(145)	(151)
Inventories	(56)	(406)
Accounts payable	(49)	(32)
Other current assets	(32)	(53)
Other current liabilities	(60)	32
Net cash provided by/(used for) operating activities	771	486
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(294)	(266)
Proceeds from sale of business, net of cash disposed and working capital adjustments	(3)	—
Other investing activities, net	10	2
Net cash provided by/(used for) investing activities	(287)	(264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1)	(1)
Proceeds from issuance of long-term debt	593	—
Dividends paid	(486)	(491)
Repurchases of common stock	(329)	(22)
Other financing activities, net	(16)	75
Net cash provided by/(used for) financing activities	(239)	(439)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21)	4
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	224	(213)
Balance at beginning of period	1,404	1,041
Balance at end of period	$1,628	$828
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2024 fiscal year is scheduled to be a 52-week period ending on December 28, 2024, and our 2023 fiscal year was a 52-week period that ended on December 30, 2023.
The condensed consolidated balance sheet data at December 30, 2023 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These statements should be read in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2023. The results for interim periods are not necessarily indicative of future or annual results.
Principles of Consolidation
The condensed consolidated financial statements include The Kraft Heinz Company and all of our controlled subsidiaries. All intercompany transactions are eliminated.
Reportable Segments
In the first quarter of 2024, our internal reporting structure and reportable segments changed. We divided our International segment into three operating segments — Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”) — to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan. Subsequently, we manage our operating results through four operating segments. We have two reportable segments defined by geographic region: North America and International Developed Markets. Our remaining operating segments, consisting of WEEM and AEM, are combined and disclosed as Emerging Markets.
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

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At March 30, 2024, we had $2 million of restricted cash in other non-current assets. At December 30, 2023, we had restricted cash recorded in other current assets of $3 million and $1 million of restricted cash in other non-current assets. Total cash, cash equivalents, and restricted cash was $1,628 million at March 30, 2024 and $1,404 million at December 30, 2023.
Note 2. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.
Note 3. New Accounting Standards
Accounting Standards Not Yet Adopted
Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures:
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07 to improve segment disclosure requirements under Accounting Standards Codification (“ASC”) 280, Segment Reporting, through enhancing disclosures about significant segment expenses. The guidance requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker and other segment expenses included in each reported measure of segment profitability. This ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 280. This ASU will be effective beginning in 2024 for annual reports and in 2025 for quarterly reports. Early adoption is permitted. The new guidance must be applied retrospectively to all prior periods presented in the financial statements, with the significant segment expense and other segment item amounts disclosed based on categories identified in the period of adoption. We are still evaluating the impacts this ASU will have on our notes to the consolidated financial statements.
Income Taxes (Topic 740) – Improvements to Income Tax Disclosures:
In December 2023, the FASB issued ASU 2023-09 to improve income tax disclosure requirements under ASC 740, Income Taxes. The guidance requires entities to provide separate information about a reporting entity’s effective tax rate reconciliation and about income taxes paid. This ASU will be effective for annual periods beginning after December 15, 2024 and will impact our 2025 annual report. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. While the standard will require additional disclosures related to the Company’s income taxes, we do not expect this ASU to have a significant impact on our financial statements.
Note 4. Acquisitions and Divestitures
Divestitures
Russia Infant Transaction:
On March 11, 2024, we closed and finalized the sale of our infant nutrition business in Russia to a third party for total cash consideration of approximately $25 million (the “Russia Infant Transaction”). As a result of the Russia Infant Transaction, we recognized an insignificant pre-tax gain in other expense/(income) on our consolidated statement of income for the three months ended March 30, 2024.
Papua New Guinea Transaction:
On February 5, 2024, we closed and finalized the sale of 100% of the equity interests in our Papua New Guinea subsidiary, Hugo Canning Company Limited, to a third party for total cash consideration of approximately $22 million, which is to be paid incrementally over two years following the transaction closing date (the “Papua New Guinea Transaction”). As a result of the Papua New Guinea Transaction, we recognized a pre-tax loss on sale of business of approximately $80 million in other expense/(income) on our consolidated statement of income for the three months ended March 30, 2024, of which approximately $41 million relates to the release of accumulated foreign currency losses.
Deal Costs:
We incurred insignificant deal costs for the three months ended March 30, 2024 and the three months ended April 1, 2023 related to our divestitures. We recognized these deal costs in selling, general and administrative expenses (“SG&A”).

Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our restructuring activities.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. For the three months ended March 30, 2024, we eliminated approximately 50 positions related to these programs. As of March 30, 2024, we expect to eliminate approximately 100 additional positions during the remainder of 2024. For the three months ended March 30, 2024, restructuring activities resulted in income of $3 million and included a net benefit of $6 million from severance and employee benefit costs, $2 million of other restructuring costs, and $1 million of other exit costs. Restructuring activities resulted in income of $8 million for the three months ended April 1, 2023.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 30, 2023	$23	$14	$37
Charges/(credits)	(6)	1	(5)
Cash payments	(4)	(1)	(5)
Balance at March 30, 2024	$13	$14	$27
We expect the majority of the liability for severance and employee benefit costs as of March 30, 2024 to be paid in the second quarter of 2024. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2024 and 2031.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Severance and employee benefit costs - Cost of products sold	$—	$2
Severance and employee benefit costs - SG&A	(6)	(4)
Severance and employee benefit costs - Other expense/(income)	—	2
Asset-related costs - Cost of products sold	—	2
Other costs - Cost of products sold	1	2
Other costs - SG&A	2	(12)
	$(3)	$(8)
We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended
	March 30, 2024	April 1, 2023
North America	$(2)	$6
International Developed Markets	(1)	—
Emerging Markets(a)	—	(1)
General corporate expenses	—	(13)
	$(3)	$(8)
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.

Note 6. Inventories
Inventories consisted of the following (in millions):

	March 30, 2024	December 30, 2023
Packaging and ingredients	$929	$1,014
Spare parts	235	233
Work in process	307	338
Finished products	2,107	2,029
Inventories	$3,578	$3,614
Note 7. Goodwill and Intangible Assets
Goodwill:
As described in Note 1, Basis of Presentation, in the first quarter of 2024, we divided our International segment into three operating segments — EPDM, WEEM, and AEM. While this reorganization resulted in a change to our operating segments, it did not impact the existing composition of our reporting units that formerly comprised the goodwill balance of our International segment — Northern Europe, Continental Europe, Latin America (“LATAM”), and Asia — and, therefore, was not indicative of an impairment trigger. We have reflected the impact of this segment change in all historical periods presented.
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International Developed Markets	Emerging Markets(a)	Total
Balance at December 30, 2023	$27,248	$2,687	$524	$30,459
Translation adjustments and other	(15)	(43)	(11)	(69)
Balance at March 30, 2024	$27,233	$2,644	$513	$30,390
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
As of March 30, 2024, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying value of $30.4 billion at March 30, 2024.
Accumulated impairment losses to goodwill were $11.8 billion as of March 30, 2024 and as of December 30, 2023
No events occurred during the three months ended March 30, 2024 or the three months ended April 1, 2023 that indicated it was more likely than not that our goodwill was impaired.
Additional Goodwill Considerations
Our reporting units that were impaired in 2023 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. As of our 2023 annual impairment test, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $30.1 billion and included Taste, Meals, and Away From Home (“TMA”); Fresh, Beverages, and Desserts (“FBD”); Northern Europe; Continental Europe; Canada and North America Coffee (“CNAC”); and LATAM. Our Asia reporting unit had between 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $309 million as of our 2023 annual impairment test date. Accordingly, our reporting units that had 20% or less excess fair value over carrying amount as of our 2023 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting unit had more than 20% excess fair value over carrying amount as of our 2023 annual impairment test, this amount is also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.

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
As of the first day of the second quarter 2024, certain organizational changes occurred that impacted our reporting unit composition within our North America segment. Our four North America reporting units — TMA, FBD, CNAC, and Other North America — were reorganized into the six reporting units: Taste Elevation, Ready Meals and Snacking (“TMS”), Hydration & Desserts (“HD”), Meat & Cheese (“M&C”), Away from Home & Kraft Heinz Ingredients (“AFH”), CNAC, and Other North America. We have determined these changes represent a change in composition for the TMA and FBD reporting units as they have been reorganized into TMS, HD, M&C, and AFH reporting units and will require an interim impairment test (or transition test) in the second quarter of 2024.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 30, 2023	$38,502
Translation adjustments and other	(62)
Balance at March 30, 2024	$38,440
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.4 billion at March 30, 2024.
No events occurred during the three months ended March 30, 2024 or the three months ended April 1, 2023 that indicated it was more likely than not that any brand was impaired.
Additional Indefinite-Lived Intangible Asset Considerations
Our brands that were impaired in 2023 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. As of the latest impairment test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $18.7 billion, brands with between 20-50% fair value over carrying amount had an aggregate carrying amount of $4.2 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $15.7 billion. Accordingly, these and other individual brands that had 20% or less excess fair value over carrying amount as of our 2023 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands had more than 20% excess fair value over carrying amount as of our 2023 annual impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	March 30, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,292	$(776)	$1,516	$2,313	$(755)	$1,558
Customer-related assets	3,691	(1,360)	2,331	3,710	(1,331)	2,379
Other	12	(3)	9	12	(3)	9
	$5,995	$(2,139)	$3,856	$6,035	$(2,089)	$3,946
Amortization expense for definite-lived intangible assets was $64 million for the three months March 30, 2024 and $62 million for the three months ended April 1, 2023. Aside from amortization expense, the change in definite-lived intangible assets from December 30, 2023 to March 30, 2024 primarily related to the impacts of foreign currency.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $260 million in 2024, $260 million in each of the following three years, and $250 million in 2028 and 2029.
Note 8. Income Taxes
The provision for income taxes consists of provisions for federal, state, and non-U.S. income taxes. We operate in an international environment; accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, the calculation of the percentage point impact of goodwill impairment and other items on the effective tax rate is affected by income/(loss) before income taxes. Further, small movements in tax rates due to a change in tax law or a change in tax rates that cause us to revalue our deferred tax balances produce volatility in our effective tax rate. Our quarterly income tax provision is determined based on our estimated full year effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized on a discrete period basis in the income tax provision for the period in which they occur.
Our effective tax rate for the three months ended March 30, 2024 was an expense of 21.9% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions. This impact was partially offset by unfavorable items, primarily from establishing a valuation allowance on the deferred tax asset for the U.S. capital loss carryover generated from our divestiture activities.
Our effective tax rate for the three months ended April 1, 2023 was an expense of 20.3% on pre-tax income. Our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions.
The year-over-year increase in the effective tax rate for the three month period was driven by certain net discrete items, primarily due to establishing a valuation allowance on the deferred tax asset for the U.S. capital loss carryover generated from our divestiture activities, as well as from a less favorable geographic mix of pre-tax income.
Other Income Tax Matters:
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

Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 30, 2023	8,022,540	$46.87
Granted	654,724	35.13
Forfeited	(1,199,934)	46.75
Exercised	(168,861)	22.60
Outstanding at March 30, 2024	7,308,469	46.39
The aggregate intrinsic value of stock options exercised during the period was insignificant for the three months ended March 30, 2024.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2023	7,722,870	$36.80
Granted	2,855,557	35.19
Forfeited	(249,375)	37.39
Vested	(2,799,172)	34.28
Outstanding at March 30, 2024	7,529,880	37.10
The aggregate fair value of RSUs that vested during the period was $99 million for the three months ended March 30, 2024.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2023	4,855,432	$33.65
Granted	2,589,797	29.14
Forfeited	(308,513)	32.98
Vested	(951,164)	34.56
Outstanding at March 30, 2024	6,185,552	31.77
The aggregate fair value of PSUs that vested during the period was $33 million for the three months ended March 30, 2024.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our postemployment-related accounting policies.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plan		Non-U.S. Plans
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Service cost	$—	$—	$2	$2
Interest cost	34	36	14	15
Expected return on plan assets	(49)	(49)	(21)	(21)
Amortization of unrecognized losses/(gains)	—	—	3	4
Special/contractual termination benefits	—	—	—	2
Net pension cost/(benefit)	$(15)	$(13)	$(2)	$2
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $2 million during the three months ended March 30, 2024 and plan to make further contributions of approximately $8 million during the remainder of 2024. We did not contribute to our U.S. pension plans during the three months ended March 30, 2024 and do not plan to make contributions during the remainder of 2024. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2024. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Service cost	$1	$1
Interest cost	8	9
Expected return on plan assets	(14)	(14)
Amortization of prior service costs/(credits)	(3)	(3)
Amortization of unrecognized losses/(gains)	(5)	(4)
Net postretirement cost/(benefit)	$(13)	$(11)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the three months ended March 30, 2024, we contributed $3 million to our postretirement benefit plans. We plan to make further contributions of approximately $9 million to our postretirement benefit plans during the remainder of 2024. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2024. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.

Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	March 30, 2024	December 30, 2023
Commodity contracts	$957	$954
Foreign exchange contracts	4,826	4,618
Cross-currency contracts	6,997	6,133
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	March 30, 2024
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$19	$15	$19	$15
Cross-currency contracts(b)	—	—	128	115	128	115
Derivatives not designated as hedging instruments:
Commodity contracts(c)	37	44	4	6	41	50
Foreign exchange contracts(a)	—	—	13	8	13	8
Cross currency contracts(b)	—	—	—	18	—	18
Total fair value	$37	$44	$164	$162	$201	$206
(a)    At March 30, 2024, the fair value of our derivative assets was recorded in other current assets ($29 million) and other non-current assets ($3 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($21 million) and other non-current liabilities ($2 million).
(b)    At March 30, 2024, the fair value of our derivative assets was recorded in other current assets ($52 million) and other non-current assets ($76 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($44 million) and other non-current liabilities ($89 million).
(c)     At March 30, 2024, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities.

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

Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $156 million at March 30, 2024 and $130 million at December 30, 2023. We had posted collateral related to commodity derivative margin requirements of $15 million at March 30, 2024 and $41 million at December 30, 2023, which were included in prepaid expenses on our condensed consolidated balance sheets.
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
Net Investment Hedging:
At March 30, 2024, we had the following items designated as net investment hedges:
•Non-derivative foreign-currency denominated debt with principal amounts of €100 million and £400 million; and
•Cross-currency contracts with notional amounts of C$1.4 billion ($1.0 billion), €2.3 billion ($2.5 billion), and JPY9.6 billion ($68 million).
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign-currency denominated subsidiary net assets, and they are designated as net investment hedges. At March 30, 2024, we had euro intercompany loans with an aggregate notional amount of $782 million designated as net investment hedges.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-currency denominated debt.
Cash Flow Hedge Coverage:
At March 30, 2024, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 22 months and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next 50 months.
Deferred Hedging Gains and Losses on Cash Flow Hedges:
Based on our valuation at March 30, 2024 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on cross-currency cash flow hedges and interest rate cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in other comprehensive income/(losses) on foreign-currency cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments		Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended
	March 30, 2024	April 1, 2023
Cash flow hedges:
Foreign exchange contracts	19	(4)	Cost of products sold
Foreign exchange contracts (excluded component)	(4)	(2)	Cost of products sold
Foreign exchange contracts	21	—	Other expense/(income)
Foreign exchange contracts (excluded component)	(3)	—	Other expense/(income)
Cross-currency contracts	(36)	(1)	Other expense/(income)
Cross-currency contracts (excluded component)	—	6	Other expense/(income)
Cross-currency contracts	(8)	(6)	Interest expense
Interest rate contracts	—	(3)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	1	Other
Cross-currency contracts	74	(12)	Other expense/(income)
Cross-currency contracts (excluded component)	12	8	Interest expense
Total gains/(losses) recognized in statements of comprehensive income	$75	$(13)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	March 30, 2024			April 1, 2023
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,168	$226	$47	$4,376	$227	$(35)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$3	$—	$21	$10	$—	$—
Foreign exchange contracts (excluded component)	(2)	—	—	(3)	—	—
Cross-currency contracts	—	(8)	(44)	—	(6)	14
Cross-currency contracts (excluded component)	—	—	—	—	—	6
Net investment hedges:
Cross-currency contracts (excluded component)	—	12	—	—	8	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	9	—	—	(47)	—	—
Foreign exchange contracts	—	—	8	—	—	(12)
Interest rates contracts(a)	—	—	(3)	—	—	—
Cross-currency contracts	—	—	(21)	—	—	—
Total gains/(losses) recognized in statements of income	$10	$4	$(39)	$(40)	$2	$8
(a)    Represents recognition of realized hedge losses resulting from the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring.
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $24 million for the three months ended March 30, 2024 and pre-tax losses of $20 million for the three months ended April 1, 2023. These amounts were recognized in other comprehensive income/(loss).

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Total
Balance as of December 30, 2023	$(2,634)	$15	$15	$(2,604)
Foreign currency translation adjustments	(156)	—	—	(156)
Net deferred gains/(losses) on net investment hedges	74	—	—	74
Amounts excluded from the effectiveness assessment of net investment hedges	10	—	—	10
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(9)	—	—	(9)
Net deferred gains/(losses) on cash flow hedges	—	—	8	8
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	(2)	(2)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	14	14
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(4)	—	(4)
Total other comprehensive income/(loss)	(81)	(4)	20	(65)
Balance as of March 30, 2024	$(2,715)	$11	$35	$(2,669)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	March 30, 2024			April 1, 2023
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(156)	$—	$(156)	$115	$—	$115
Net deferred gains/(losses) on net investment hedges	98	(24)	74	(31)	7	(24)
Amounts excluded from the effectiveness assessment of net investment hedges	12	(2)	10	8	(2)	6
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(12)	3	(9)	(8)	2	(6)
Net deferred gains/(losses) on cash flow hedges	(4)	12	8	(14)	(1)	(15)
Amounts excluded from the effectiveness assessment of cash flow hedges	(7)	5	(2)	4	—	4
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	33	(19)	14	(21)	5	(16)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(5)	1	(4)	(3)	1	(2)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)		Affected Line Item in the Statements of Income
	For the Three Months Ended
	March 30, 2024	April 1, 2023
Losses/(gains) on net investment hedges:
Cross-currency contracts(a)	$(12)	$(8)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	(1)	(7)	Cost of products sold
Foreign exchange contracts(b)	(21)	—	Other expense/(income)
Cross-currency contracts(b)	44	(20)	Other expense/(income)
Cross-currency contracts(b)	8	6	Interest expense
Interest rate contracts(c)	3	—	Other expense/(income)
Losses/(gains) on hedges before income taxes	21	(29)
Losses/(gains) on hedges, income taxes	(16)	7
Losses/(gains) on hedges	$5	$(22)
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(2)	$—
Amortization of prior service costs/(credits)(d)	(3)	(3)
Losses/(gains) on postemployment benefits before income taxes	(5)	(3)
Losses/(gains) on postemployment benefits, income taxes	1	1
Losses/(gains) on postemployment benefits	$(4)	$(2)
(a)    Represents recognition of the excluded component in net income/(loss).
(b)    Includes amortization of the excluded component and the effective portion of the related hedges.
(c)    Represents recognition of realized hedge losses resulting from the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring.
(d)    These components are included in the computation of net periodic postemployment benefit costs. See Note 10, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest due to their insignificance. This activity was primarily related to foreign currency translation adjustments.
Note 13. Financing Arrangements
Transfers of Financial Assets:
We have a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. There were no receivables sold under this accounts receivable factoring program during the three months ended March 30, 2024, and no amounts outstanding as of March 30, 2024. Receivables sold under this accounts receivable factoring program were $100 million during the three months ended April 1, 2023, and there were no amounts outstanding as of December 30, 2023. There were no incremental costs of factoring receivables under this arrangement for the three months ended March 30, 2024 and an insignificant amount for the three months ended April 1, 2023. The proceeds from the sales of receivables are included in cash flows from operating activities on the condensed consolidated statement of cash flows.
As collecting agent on the sold receivables, we had no cash collected that was not yet remitted to the third party financial institution as of March 30, 2024 or December 30, 2023.We had $68 million of cash collected that was not yet remitted to the third party financial institutions as of April 1, 2023. This obligation is reported within other current liabilities on the condensed consolidated balance sheet as of April 1, 2023 and within cash flows from financing activities on the condensed consolidated statement of cash flows for the three months ended April 1, 2023.

Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $0.8 billion at March 30, 2024 and $0.8 billion at December 30, 2023. The amounts were included in trade payables on our condensed consolidated balance sheets.
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
Class Actions and Stockholder Derivative Actions:
Certain of The Kraft Heinz Company’s current and former officers and directors and 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) are named as defendants in two stockholder derivative actions pending in the Delaware Court of Chancery, Datnoff, et al. v. Behring, et al., which was filed on May 6, 2022, and Felicetti, et al. v. Behring, et al., which was filed on March 6, 2023. The complaints allege state law claims and contend that The Kraft Heinz Company’s Board of Directors wrongfully refused plaintiffs’ demands to pursue legal action against the named defendants. Specifically, the complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets. The complaints further allege that the 3G Entities and certain of the Company’s current and former officers and directors breached their fiduciary duties by engaging in insider trading and misappropriating the Company’s material, non-public information, or aided and abetted such alleged breaches of fiduciary duty. The complaints seek relief against the defendants, principally in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. We intend to vigorously defend against these lawsuits; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.
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

Environmental Actions:
Since March 2024, the Company has been engaged in ongoing discussions with the U.S. Department of Justice, joined by the U.S. Environmental Protection Agency (“U.S. EPA”) and the Indiana Department of Environmental Management, concerning alleged violations of the Clean Water Act related to a Company facility in Kendallville, Indiana. Previously, the Company entered into an Administrative Order on Consent with the U.S. EPA that requires the Company to implement a compliance plan to address related alleged violations of the Clean Water Act related to the facility in Kendallville, Indiana. While we cannot predict with certainty the resolution of these discussions, we do not expect that the ultimate costs to resolve this matter will have a material adverse effect on our financial condition, results of operations, or cash flows.
Debt
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Borrowing Arrangements:
See Note 16, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2023 for information on our borrowing arrangements.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of March 30, 2024.
Debt Issuances:
In the first quarter of 2024, Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, issued 550 million euro aggregate principal amount of 3.500% senior notes due March 2029 (the “2024 Notes”). The 2024 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, and interest on a senior unsecured basis. We expect to use the net proceeds from the 2024 Notes for general corporate purposes, including to fund the repayment of our 550 million euro senior notes due May 2024.
Debt Issuance Costs:
Debt issuance costs related to the 2024 Notes were insignificant.
Fair Value of Debt:
At March 30, 2024, the aggregate fair value of our total debt was $19.7 billion as compared with a carrying value of $20.5 billion. At December 30, 2023, the aggregate fair value of our total debt was $19.6 billion as compared with a carrying value of $20.0 billion. Our short-term debt had a carrying value that approximated its fair value at March 30, 2024 and December 30, 2023. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended
	March 30, 2024	April 1, 2023
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$801	$836
Weighted average shares of common stock outstanding	1,214	1,226
Net earnings/(loss)	$0.66	$0.68
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$801	$836
Weighted average shares of common stock outstanding	1,214	1,226
Effect of dilutive equity awards	9	8
Weighted average shares of common stock outstanding, including dilutive effect	1,223	1,234
Net earnings/(loss)	$0.66	$0.68
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 6 million for the three months ended March 30, 2024 and 7 million for the three months ended April 1, 2023.

Note 16. Segment Reporting
In the first quarter of 2024, our internal reporting and reportable segments changed. We divided our International segment into three operating segments — EPDM, WEEM, and AEM — to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan. Subsequently, we manage our operating results through four operating segments. We have two reportable segments defined by geographic region: North America and International Developed Markets. Our remaining operating segments, consisting of WEEM and AEM, are combined and disclosed as Emerging Markets. We have reflected this segment change in all historical periods presented.
As part of the segment reorganization, management reallocated certain corporate expenses previously reported within our International segment to general corporate expenses. This reflects management’s approach to centrally manage these expenses. We have reflected this reallocation in all historical periods presented.
Our chief operating decision maker (“CODM”) evaluates segment performance based on several factors, including net sales and Segment Adjusted Operating Income. In the first quarter of 2024, following changes to our segments, our CODM reevaluated and changed the primary measure utilized to evaluate segment profitability from Segment Adjusted EBITDA to Segment Adjusted Operating Income. This change is expected to allow our CODM to better evaluate segment performance in line with our long-term strategic plan. Segment Adjusted Operating Income is defined as operating income/(loss) excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters. Emerging Markets represents the aggregation of our WEEM and AEM operating segments. Adjusted Operating Income for WEEM and AEM is the measure reported to our chief operating decision maker for purposes of making decisions about allocating resources to these operating segments and assessing their performance. Segment Adjusted Operating Income is a financial measure that assists our CODM in comparing our performance on a consistent basis by removing the impact of certain items that our CODM believes do not directly reflect our underlying operations. Our CODM also uses Segment Adjusted Operating Income to allocate resources. We have reflected this change from Segment Adjusted EBITDA to Segment Adjusted Operating Income in all historical periods presented.
Our CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Net sales:
North America	$4,828	$4,885
International Developed Markets	855	860
Total segment net sales	$5,683	$5,745
Emerging Markets net sales	$728	$744
Total net sales	$6,411	$6,489

Segment Adjusted Operating Income was (in millions):

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Segment Adjusted Operating Income:
North America	$1,215	$1,209
International Developed Markets	136	107
Total Segment Adjusted Operating Income	1,351	1,316
Emerging Markets(a)	82	101
General corporate expenses	(168)	(172)
Restructuring activities	3	10
Unrealized gains/(losses) on commodity hedges	34	(11)
Certain non-ordinary course legal and regulatory matters	—	(1)
Operating income/(loss)	1,302	1,243
Interest expense	226	227
Other expense/(income)	47	(35)
Income/(loss) before income taxes	$1,029	$1,051
(a) Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
In the first quarter of 2024, we changed the way we manage our product portfolio to align with our future growth strategy. As of March 30, 2024, we manage our product portfolio through eight consumer-driven product platforms: Taste Elevation, Easy Ready Meals, Substantial Snacking, Desserts, Hydration, Cheese, Coffee, and Meats. A platform is a lens created for the portfolio based on a grouping of consumer needs. The platforms help us to manage and organize our business effectively by providing insight into our various product categories and brands.
Taste Elevation includes condiments, sauces, dressings, and spreads. Easy Ready Meals includes Kraft Mac & Cheese varieties, frozen potato products, and other frozen meals. Substantial Snacking includes Lunchables meal kits, frozen snacks, and pickles. Desserts includes dry packaged desserts, refrigerated ready to eat desserts, and other dessert toppings. Hydration includes ready to drink beverages, powdered beverages, and liquid concentrates. Cheese includes American sliced and recipe cheeses. Coffee includes mainstream coffee, coffee pods, and premium coffee. Meats includes cold cuts, bacon, and hot dogs.

Each platform is assigned a role within our business to help inform our resource allocation and investment decisions, which are made at the operating segment level. These roles include: Accelerate, Protect, and Balance. Our Accelerate role contains platforms that are expected to have high growth potential, generate higher gross margins, and are in markets in which we have higher market share. Our Protect role contains platforms that are expected to have moderate growth potential, tend to generate higher gross margins, and are in markets in which we have higher market share. Our Balance role contains platforms that include commodity-heavy categories with relatively flat growth potential but help us to maintain our brand footprint.
We have reflected this change to our platforms in all historical periods presented.
Net sales by platform were (in millions):

	For the Three Months Ended
	March 30, 2024	April 1, 2023
ACCELERATE
Taste Elevation	$2,803	$2,759
Easy Ready Meals	1,116	1,108
Substantial Snacking	443	462
Total Accelerate	4,362	4,329
PROTECT
Desserts	241	245
Hydration	534	576
Total Protect	775	821
BALANCE
Cheese	413	433
Coffee	221	219
Meats	511	524
Other	129	163
Total Balance	1,274	1,339
Total net sales	$6,411	$6,489

Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Amortization of postemployment benefit plans prior service costs/(credits)	$(3)	$(3)
Net pension and postretirement non-service cost/(benefit)(a)	(30)	(22)
Loss/(gain) on sale of business	80	1
Interest income	(16)	(6)
Foreign exchange losses/(gains)	(27)	6
Derivative losses/(gains)	39	(8)
Other miscellaneous expense/(income)	4	(3)
Other expense/(income)	$47	$(35)
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

Other expense/(income) was $47 million of expense for the three months ended March 30, 2024 compared to $35 million of income for the three months ended April 1, 2023. This change was primarily driven by a $80 million net loss on the sale of businesses in the first quarter of 2024 compared to a $1 million net loss on the sale of business in the first quarter of 2023, a $39 million net loss on derivative activities in the first quarter of 2024 compared to a $8 million net gain on derivative activities in the first quarter of 2023, which was partially offset by a $27 million net foreign exchange gain in the first quarter of 2024 compared to a $6 million net foreign exchange loss in the first quarter of 2023, and $16 million in interest income in the first quarter of 2024 compared to a $6 million in interest income in the first quarter of 2023.

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
In the first quarter of 2024, our internal reporting structure and reportable segments changed. We divided our International segment into three operating segments — Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”) — to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan. Subsequently, we manage our operating results through four operating segments. We have two reportable segments defined by geographic region: North America and International Developed Markets. Our remaining operating segments, consisting of WEEM and AEM, are combined and disclosed as Emerging Markets. We have reflected this change in all historical periods presented.
See Note 16, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Acquisitions and Divestitures:
In the first quarter of 2024, we closed the sale of the Russia Infant Transaction and the Papua New Guinea Transaction. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on divestiture activities.
Conflict Between Russia and Ukraine:
For the three months ended March 30, 2024 and the year ended December 30, 2023, approximately 1% of consolidated net sales, operating income, and Adjusted Operating Income were generated from our business in Russia. As of March 30, 2024, less than 1% of consolidated total assets were located in Russia and we had approximately 800 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. We will continue to monitor the impact that this conflict has on our business; however, through the first quarter of 2024, the conflict between Russia and Ukraine did not have a material impact on our financial condition, results of operations, or cash flows.
Items Affecting Comparability of Financial Results
Inflation and Supply Chain Impacts:
During the three months ended March 30, 2024, we experienced moderate increases to supply chain costs due to inflationary pressures as compared to the prior year period. We expect inflation to moderate through the remainder of 2024 and to be lower than we experienced in 2023. While these costs have a negative impact on our results of operations, we have taken measures to mitigate the impact of this inflation through pricing actions, efficiency gains, and hedging strategies. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we have taken have, in some instances, negatively impacted, and could continue to negatively impact, our market share.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended
	March 30, 2024	April 1, 2023	% Change
	(in millions, except per share data)
Net sales	$6,411	$6,489	(1.2)%
Operating income/(loss)	1,302	1,243	4.7%
Net income/(loss)	804	837	(3.9)%
Net income/(loss) attributable to common shareholders	801	836	(4.2)%
Diluted EPS	0.66	0.68	(2.9)%
Net Sales:

	For the Three Months Ended
	March 30, 2024	April 1, 2023	% Change
	(in millions)
Net sales	$6,411	$6,489	(1.2)%
Organic Net Sales(a)	6,410	6,441	(0.5)%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2024 Compared to the Three Months Ended April 1, 2023:
Net sales decreased 1.2% to $6.4 billion for the three months ended March 30, 2024 compared to $6.5 billion for the three months ended April 1, 2023, including the unfavorable impacts of foreign currency (0.6 pp) and acquisitions and divestitures (0.1 pp). Organic Net Sales decreased 0.5% to $6.4 billion for the three months ended March 30, 2024 compared to $6.4 billion for the three months ended April 1, 2023, primarily driven by unfavorable volume/mix (3.2 pp) which more than offset higher pricing (2.7 pp). Pricing was higher in each segment. Volume/mix in each of North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.
Net Income/(Loss):

	For the Three Months Ended
	March 30, 2024	April 1, 2023	% Change
	(in millions)
Operating income/(loss)	$1,302	$1,243	4.7%
Net income/(loss)	804	837	(3.9)%
Net income/(loss) attributable to common shareholders	801	836	(4.2)%
Adjusted Operating Income(a)	1,265	1,245	1.7%
(a)    Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2024 Compared to the Three Months Ended April 1, 2023:
Operating income/(loss) increased 4.7% to income of $1.3 billion for the three months ended March 30, 2024 compared to income of $1.2 billion for the three months ended April 1, 2023, primarily due to higher pricing and the impact of realized and unrealized gains and losses on commodity hedges. These increases to operating income/(loss) were partially offset by unfavorable volume/mix; increased SG&A due, in part, to investments in advertising, technology, and research and development; and higher employee compensation related costs.
Net income/(loss) decreased 3.9% to income of $804 million for the three months ended March 30, 2024 compared to income of $837 million for the three months ended April 1, 2023. This decrease was due to unfavorable changes in other expense/(income) and higher tax expense, which more than offset the favorable changes in operating income/(loss) factors discussed above. Interest expense was flat compared to the prior year period.
•Our effective tax rate for the three months ended March 30, 2024 was an expense of 21.9% on pre-tax income, compared to an expense of 20.3% for the three months ended April 1, 2023. The year-over-year increase in the effective tax rate for the three month period was driven by certain net discrete items, primarily due to establishing a valuation allowance on the deferred tax asset for the U.S. capital loss carryover generated from our divestiture activities, as well as from a less favorable geographic mix of pre-tax income.

•Other expense/(income) was $47 million of expense for the three months ended March 30, 2024 compared to $35 million of income for the three months ended April 1, 2023. This change was primarily driven by a $80 million net loss on the sale of businesses in the first quarter of 2024.
Adjusted Operating Income increased 1.7% to $1.3 billion for the three months ended March 30, 2024 compared to $1.2 billion for the three months ended April 1, 2023, primarily driven by higher pricing, which more than offset unfavorable volume/mix; increased SG&A due, in part, to investments in advertising, technology, and research and development; increased fixed cost of products sold, particularly for employee compensation related expenses; and the unfavorable impact of foreign currency (0.5 pp).
Diluted EPS:

	For the Three Months Ended
	March 30, 2024	April 1, 2023	% Change
Diluted EPS	$0.66	$0.68	(2.9)%
Adjusted EPS(a)	0.69	0.68	1.5%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2024 Compared to the Three Months Ended April 1, 2023:
Diluted EPS decreased 2.9% to $0.66 for the three months ended March 30, 2024 compared to $0.68 for the three months ended April 1, 2023, primarily due to the net income/(loss) factors discussed above, which more than offset the impact of our share repurchase activity.

	For the Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Diluted EPS	$0.66	$0.68	$(0.02)	(2.9)%
Restructuring activities	—	(0.01)	0.01
Unrealized losses/(gains) on commodity hedges	(0.02)	0.01	(0.03)
Losses/(gains) on sale of business	0.05	—	0.05
Adjusted EPS(a)	$0.69	$0.68	$0.01	1.5%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.01
Effective tax rate			(0.01)
Effect of common stock repurchases(b)			0.01
			$0.01
(a) Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(b) Includes the impact of (1) shares purchased pursuant to our share repurchase program, (2) shares repurchased to offset the dilutive effect of the exercise of stock options using option exercise proceeds and the vesting RSUs and PSUs, and (3) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
Adjusted EPS increased 1.5% to $0.69 for the three months ended March 30, 2024 compared to $0.68 for the three months ended April 1, 2023. This increase was primarily driven by higher Adjusted Operating Income and the favorable effect of common stock repurchases, which more than offset higher taxes on adjusted earnings.

Results of Operations by Segment
We manage our operating results through four operating segments. We have two reportable segments defined by geographic region: North America and International Developed Markets. Our remaining operating segments, consisting of WEEM and AEM, are combined and disclosed as Emerging Markets.
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted Operating Income. In the first quarter of 2024, certain measures utilized by management to evaluate segment performance changed, including a change from Segment Adjusted EBITDA to Segment Adjusted Operating Income in order to drive a stronger connection to our long-term strategic plan. Segment Adjusted Operating Income is defined as operating income/(loss) excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters. Segment Adjusted Operating Income for Emerging Markets, which represents the aggregation of our WEEM and AEM operating segments, is defined and presented consistently with the Segment Adjusted Operating Income of our reportable segments — North America and International Developed Markets. Segment Adjusted Operating Income is a financial measure that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management also uses Segment Adjusted Operating Income to allocate resources. We have reflected this change from Segment Adjusted EBITDA to Segment Adjusted Operating Income in all historical periods presented.
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our condensed consolidated statement of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our condensed consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2023, for additional information. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela, Argentina, and Turkey, which are all included in Emerging Markets.
Net Sales:

	For the Three Months Ended
	March 30, 2024	April 1, 2023
	(in millions)
Net sales:
North America	$4,828	$4,885
International Developed Markets	855	860
Emerging Markets	728	744
Total net sales	$6,411	$6,489

Organic Net Sales:

	For the Three Months Ended
	March 30, 2024	April 1, 2023
	(in millions)
Organic Net Sales(a):
North America	$4,826	$4,885
International Developed Markets	850	860
Emerging Markets	734	696
Total Organic Net Sales	$6,410	$6,441
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three months ended March 30, 2024 compared to the three months ended April 1, 2023 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(1.2)%	0.0 pp	0.0 pp	(1.2)%	2.5 pp	(3.7) pp
International Developed Markets	(0.6)%	0.7 pp	0.0 pp	(1.3)%	2.5 pp	(3.8) pp
Emerging Markets	(2.1)%	(6.3) pp	(1.3) pp	5.5%	4.1 pp	1.4 pp
Kraft Heinz	(1.2)%	(0.6) pp	(0.1) pp	(0.5)%	2.7 pp	(3.2) pp

Adjusted Operating Income:

	For the Three Months Ended
	March 30, 2024	April 1, 2023
	(in millions)
Segment Adjusted Operating Income:
North America	$1,215	$1,209
International Developed Markets	136	107
Total Segment Adjusted Operating Income	1,351	1,316
Emerging Markets Segment Adjusted Operating Income(a)	82	101
General corporate expenses	(168)	(172)
Restructuring activities	3	10
Unrealized gains/(losses) on commodity hedges	34	(11)
Certain non-ordinary course legal and regulatory matters	—	(1)
Operating income/(loss)	1,302	1,243
Interest expense	226	227
Other expense/(income)	47	(35)
Income/(loss) before income taxes	$1,029	$1,051
(a) Segment Adjusted Operating Income for Emerging Markets, which represents which represents the combination of our WEEM and AEM operating segments, is defined and presented consistently with the Segment Adjusted Operating Income of our reportable segments - North America and International Developed Markets.
North America:

	For the Three Months Ended
	March 30, 2024	April 1, 2023	% Change
	(in millions)
Net sales	$4,828	$4,885	(1.2)%
Organic Net Sales(a)	4,826	4,885	(1.2)%
Segment Adjusted Operating Income	1,215	1,209	0.4%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2024 Compared to the Three Months Ended April 1, 2023:
Net sales decreased 1.2% to $4.8 billion for the three months ended March 30, 2024 compared to $4.9 billion for the three months ended April 1, 2023. Organic Net Sales decreased 1.2% to $4.8 billion for the three months ended March 30, 2024 compared to $4.9 billion for the three months ended April 1, 2023, due to unfavorable volume/mix (3.7 pp), which more than offset higher pricing (2.5 pp). Higher pricing was primarily driven by increases to mitigate higher input costs, particularly in the first half of 2023. Unfavorable volume/mix was primarily due to elasticity impacts from pricing actions and due, in part, to the February 2023 reduction of Supplemental Nutrition Assistance Program (“SNAP”) benefits.

Segment Adjusted Operating Income increased 0.4% to $1.2 billion for the three months ended March 30, 2024 compared to $1.2 billion for the three months ended April 1, 2023, primarily driven by higher pricing taken predominantly in the first half of 2023. Further, we experienced reduced logistics costs and procurement costs, which were both due, in part, to our efficiency initiatives. These impacts more than offset unfavorable volume/mix; increased fixed cost of products sold, particularly for employee compensation related expenses and facility maintenance costs; as well as increased SG&A, driven by investments in advertising, research and development, and technology.
International Developed Markets:

	For the Three Months Ended
	March 30, 2024	April 1, 2023	% Change
	(in millions)
Net sales	$855	$860	(0.6)%
Organic Net Sales(a)	850	860	(1.3)%
Segment Adjusted Operating Income	136	107	27.7%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 30, 2024 Compared to the Three Months Ended April 1, 2023:
Net sales decreased 0.6% to $855 million for the three months ended March 30, 2024 compared to $860 million for the three months ended April 1, 2023, including the favorable impacts of foreign currency (0.7 pp). Organic Net Sales decreased 1.3% to $850 million for the three months ended March 30, 2024 compared to $860 million for the three months ended April 1, 2023, driven by unfavorable volume/mix (3.8 pp), which more than offset higher pricing (2.5 pp). Higher pricing was taken in our Australia, New Zealand, and Japan (“ANJ”) and Continental Europe regions primarily to mitigate higher input costs. Unfavorable volume/mix within our ANJ region was due, in part, to an inventory reduction by a regional customer. Further, unfavorable volume/mix within our Continental Europe region was primarily due to elasticity impacts from pricing actions. These unfavorable volume/mix impacts more than offset favorable volume/mix within our Northern Europe region.
Segment Adjusted Operating Income increased 27.7% to $136 million for the three months ended March 30, 2024 compared to $107 million for the three months ended April 1, 2023, primarily driven by higher pricing, lapping the prior year business disruption caused by Cyclone Gabrielle within our ANJ region, and the favorable impact of foreign currency (3.8 pp). These favorable impacts to Segment Adjusted Operating Income more than offset unfavorable volume/mix and increased advertising expense.
Emerging Markets:

	For the Three Months Ended
	March 30, 2024	April 1, 2023	% Change
	(in millions)
Net sales	$728	$744	(2.1)%
Organic Net Sales(a)	734	696	5.5%
Segment Adjusted Operating Income(b)	82	101	(18.4)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(b) Segment Adjusted Operating Income for Emerging Markets, which represents which represents the combination of our WEEM and AEM operating segments, is defined and presented consistently with the Segment Adjusted Operating Income of our reportable segments - North America and International Developed Markets.
Three Months Ended March 30, 2024 Compared to the Three Months Ended April 1, 2023:
Net sales decreased 2.1% to $728 million for the three months ended March 30, 2024 compared to $744 million for the three months ended April 1, 2023, including the unfavorable impacts of foreign currency (6.3 pp) and acquisitions and divestitures (1.3 pp). Organic Net Sales increased 5.5% to $734 million for the three months ended March 30, 2024 compared to $696 million for the three months ended April 1, 2023, driven by higher pricing (4.1 pp) and favorable volume/mix (1.4 pp). Higher pricing included increases across all regions taken to mitigate higher input costs. Favorable volume/mix within our Eastern Europe and Asia regions more than offset unfavorable volume/mix within our LATAM region, which was primarily due to the lapping of shipment timing in the prior year quarter within Brazil.
Segment Adjusted Operating Income decreased 18.4% to $82 million for the three months ended March 30, 2024 compared to $101 million for the three months ended April 1, 2023, primarily driven by higher SG&A as a result of increased employee compensation costs and advertising expense supporting our investments in our go-to-market strategy; higher supply chain costs, due, in part, for logistics in Brazil; and the unfavorable impact of foreign currency (9.0 pp). These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing and favorable volume/mix.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, commercial paper programs, and our senior unsecured revolving credit facility (the “Senior Credit Facility”) will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations, payment of our anticipated quarterly dividends, planned capital expenditures, restructuring expenditures, and contributions to our postemployment benefit plans for the next 12 months. An additional potential source of liquidity is access to capital markets. We intend to use our cash on hand and commercial paper programs for daily funding requirements.
Cash Flow Activity for the Three Months Ended March 30, 2024 Compared to the Three Months Ended April 1, 2023:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $771 million for the three months ended March 30, 2024 compared to $486 million for the three months ended April 1, 2023. This increase was primarily driven by lower cash outflows in the current year period for inventories, primarily related to stock rebuilding in the prior year, partially offset by higher cash outflows for variable compensation in the 2024 period compared to the 2023 period.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $287 million for the three months ended March 30, 2024 compared to $264 million for the three months ended April 1, 2023. This change was primarily driven by higher capital expenditures in the current year period. We expect 2024 capital expenditures to be approximately $1.1 billion compared to the 2023 capital expenditures of $1.0 billion. Our 2024 capital expenditures are expected to be primarily driven by capital investments focused on generating growth, including cost improvement, capacity expansion, digital, and automation projects, as well as capital investments in maintenance and technology.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $239 million for the three months ended March 30, 2024 compared to $439 million for the three months ended April 1, 2023. This change was primarily due to proceeds from the issuance of the 2024 Notes, partially offset by higher common stock repurchases, due, in part, to our share repurchase program. See Note 14, Commitments, Contingencies, and Debt for additional information on our debt issuances.
Cash Held by International Subsidiaries:
Of the $1.6 billion cash and cash equivalents on our condensed consolidated balance sheet at March 30, 2024, $820 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2024 accumulated earnings of certain international subsidiaries is approximately $70 million.
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at March 30, 2024 and December 30, 2023 and relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We estimate that the amounts outstanding under these programs were $0.8 billion at March 30, 2024 and December 30, 2023. See Note 13, Financing Arrangements, in Item 1, Financial Statement, for additional information on our trade payables programs.
Borrowing Arrangements:
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at March 30, 2024, at December 30, 2023, or during the three months ended March 30, 2024 or April 1, 2023.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2028. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.

No amounts were drawn on our Senior Credit Facility at March 30, 2024 or December 30, 2023, or during the three months ended March 30, 2024 or April 1, 2023.
Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of March 30, 2024.
Long-Term Debt:
Our long-term debt, including the current portion, was $20.5 billion at March 30, 2024 and $20.0 billion at December 30, 2023. This increase was primarily due to the issuance of the 2024 Notes.
We have aggregate principal amounts of senior notes of approximately 550 million euros maturing in May 2024.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of March 30, 2024.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our borrowing arrangements and long-term debt.
Equity and Dividends:
We paid dividends on our common stock of $486 million for the three months ended March 30, 2024 and $491 million for the three months ended April 1, 2023. Additionally, in the second quarter of 2024, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on June 28, 2024 to stockholders of record on June 6, 2024.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, transactions structured through investment banking institutions, or other means. We purchased approximately 4 million shares during the three months ended March 30, 2024 and had approximately $2.6 billion remaining authorization under the share repurchase program as of March 30, 2024. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
Aggregate Contractual Obligations:
In the first quarter of 2024, we issued the 2024 Notes, which mature in 2029. See Note 14, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information. There were no other material changes to our aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by KHFC, our 100% owned operating subsidiary (the “Guarantee”). See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional descriptions of these guarantees.
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

Summarized Statement of Income

For the Three Months Ended
March 30, 2024
Net sales	$4,176
Gross profit(a)	1,616
Intercompany service fees and other recharges	1,158
Operating income/(loss)	261
Equity in earnings/(losses) of subsidiaries	801
Net income/(loss)	801
Net income/(loss) attributable to common shareholders	801
(a)    For the three months ended March 30, 2024, the Obligor Group recorded $106 million of net sales to the non-guarantor subsidiaries and $18 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	March 30, 2024	December 30, 2023
ASSETS
Current assets	$4,706	$4,347
Current assets due from affiliates(a)	474	529
Non-current assets	5,642	5,665
Goodwill	8,823	8,823
Intangible assets, net	1,965	1,993
Non-current assets due from affiliates(b)	28	16
LIABILITIES
Current liabilities	$4,231	$4,461
Current liabilities due to affiliates(a)	1,894	2,055
Non-current liabilities	21,947	21,429
Non-current liabilities due to affiliates(b)	500	500
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.

Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meats, tomatoes, sugar and other sweeteners, edible oils, coffee beans, wheat products, other fruits and vegetables, eggs, and corn products to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, and cardboard to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor worldwide supply and cost trends of these commodities.
During the three months ended March 30, 2024, we experienced lower commodity costs primarily for edible oils, dairy products, eggs, corn, and meats while costs for coffee and sugars increased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on how we manage commodity costs.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2023.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 30, 2023 for a discussion of our other critical accounting estimates and assumptions.
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
To supplement the condensed consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Organic Net Sales, Adjusted Operating Income, and Adjusted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
Management uses these non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that management believes do not directly reflect our underlying operations. We believe that Organic Net Sales, Adjusted Operating Income, and Adjusted EPS provide important comparability of underlying operating results, allowing investors and management to assess the Company’s operating performance on a consistent basis.
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
Adjusted Operating Income is defined as operating income excluding, when they occur, the impacts restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended March 30, 2024
North America	$4,828	$2	$—	$4,826
International Developed Markets	855	5	—	850
Emerging Markets	$728	$(15)	$9	$734
Kraft Heinz	$6,411	$(8)	$9	$6,410

Three Months Ended April 1, 2023
North America	$4,885	$—	$—	$4,885
International Developed Markets	860	—	—	860
Emerging Markets	$744	$30	$18	$696
Kraft Heinz	$6,489	$30	$18	$6,441

Year-over-year growth rates
North America	(1.2)%	0.0 pp	0.0 pp	(1.2)%	2.5 pp	(3.7) pp
International Developed Markets	(0.6)%	0.7 pp	0.0 pp	(1.3)%	2.5 pp	(3.8) pp
Emerging Markets	(2.1)%	(6.3) pp	(1.3) pp	5.5%	4.1 pp	1.4 pp
Kraft Heinz	(1.2)%	(0.6) pp	(0.1) pp	(0.5)%	2.7 pp	(3.2) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Operating income/(loss)	1,302	1,243
Restructuring activities	(3)	(10)
Unrealized losses/(gains) on commodity hedges	(34)	11
Certain non-ordinary course legal and regulatory matters	—	1
Adjusted Operating Income	$1,265	$1,245

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Diluted EPS	$0.66	$0.68
Restructuring activities(a)	—	(0.01)
Unrealized losses/(gains) on commodity hedges(b)	(0.02)	0.01
Losses/(gains) on sale of business(c)	0.05	—
Adjusted EPS	$0.69	$0.68
(a)    Gross expenses/(income) included in restructuring activities were income of $3 million ($2 million after-tax) for the three months ended March 30, 2024 and $8 million ($7 million after tax) for the three months ended April 1, 2023 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $1 million for the three months ended March 30, 2024 and $6 million for the three months ended April 1, 2023; and
•SG&A included income of $4 million for the three months ended March 30, 2024 and $16 million for the three months ended April 1, 2023.
•Other expense/(income) included expenses of $2 million for the three months ended April 1, 2023.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $34 million ($26 million after-tax) for the three months ended March 30, 2024 and expenses of $11 million ($9 million after-tax) for the three months ended April 1, 2023 and were recorded in cost of products sold.
(c)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of $80 million ($68 million after-tax) for the three months ended March 30, 2024 and were recorded in other expense/(income).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended March 30, 2024. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 30, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 30, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended March 30, 2024 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
12/31/2023 - 2/3/2024	5,260,798	$38.43	3,938,862	$2,550
2/4/2024 - 3/2/2024	1,090,125	35.13	—	2,550
3/3/2024 - 3/30/2024	2,563,150	35.19	—	2,550
Total	8,914,073		3,938,862
(a)    Includes (1) shares purchased pursuant to the share repurchase program described in (b) below, (2) shares repurchased to offset the dilutive effect of the exercise of stock options using option exercise proceeds and the vesting RSUs and PSUs, and (3) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
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
Item 5. Other Information.
(c) Insider Stock Trading Arrangements: On February 29, 2024, Melissa Werneck, Executive Vice President and Global Chief People Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 81,438 shares of Kraft Heinz common stock between June 3, 2024 and May 30, 2025, subject to certain conditions. On March 13, 2024, Cory Onell, Executive Vice President and Chief Omnichannel Sales and Asian Emerging Markets Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 35,424 shares of Kraft Heinz common stock, as well as any shares of common stock underlying dividend equivalent units that accrue on RSUs when dividends are paid on shares of Kraft Heinz common stock (less any shares that may be withheld for taxes upon vesting) between June 13, 2024 and March 31, 2025, subject to certain conditions.

Item 6. Exhibits.

Exhibit No.	Descriptions
4.1
Eleventh Supplemental Indenture, dated as of March 1, 2024, relating to the €550,000,000 Senior Notes due 2029, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 1, 2024).

4.2	Form of €550,000,000 Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1).
22.1	List of Guarantor Subsidiaries.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2024, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	May 1, 2024
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	May 1, 2024
		By:	/s/ Chris Asher
Chris Asher
Deputy Global Controller
(Principal Accounting Officer)