Form 10-Q
period 2024-06-29
Kraft Heinz Co
filed 2024-07-31
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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

As of July 27, 2024, there were 1,209,078,897 shares of the registrant’s common stock outstanding.

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
We use our investor relations website, ir.kraftheinzcompany.com, as a routine channel for distribution of important, and often material, information about Kraft Heinz, including quarterly and annual earnings results and presentations, press releases and other announcements, webcasts, analyst presentations, investor days, sustainability initiatives, financial information, and corporate governance practices, as well as archives of past presentations and events. We encourage you to follow our investor relations website in addition to our filings with the SEC to receive timely information about the Company. The information on our website is not part of this Quarterly Report on Form 10-Q and shall not be deemed to be incorporated by reference into this report or any other filings we make with the Securities and Exchange Commission (“SEC”).

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$6,476	$6,721	$12,887	$13,210
Cost of products sold	4,182	4,460	8,350	8,836
Gross profit	2,294	2,261	4,537	4,374
Selling, general and administrative expenses, excluding impairment losses	918	885	1,859	1,755
Goodwill impairment losses	854	—	854	—
Selling, general and administrative expenses	1,772	885	2,713	1,755
Operating income/(loss)	522	1,376	1,824	2,619
Interest expense	229	228	455	455
Other expense/(income)	(55)	(24)	(8)	(59)
Income/(loss) before income taxes	348	1,172	1,377	2,223
Provision for/(benefit from) income taxes	248	174	473	388
Net income/(loss)	100	998	904	1,835
Net income/(loss) attributable to noncontrolling interest	(2)	(2)	1	(1)
Net income/(loss) attributable to common shareholders	$102	$1,000	$903	$1,836
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.08	$0.81	$0.74	$1.50
Diluted earnings/(loss)	0.08	0.81	0.74	1.49
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income/(loss)	$100	$998	$904	$1,835
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(108)	175	(292)	294
Net deferred gains/(losses) on net investment hedges	29	(51)	103	(75)
Amounts excluded from the effectiveness assessment of net investment hedges	8	8	18	14
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(9)	(7)	(18)	(13)
Net deferred gains/(losses) on cash flow hedges	(5)	6	3	(9)
Amounts excluded from the effectiveness assessment of cash flow hedges	1	6	(1)	10
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	5	(15)	19	(31)
Amounts excluded from the effectiveness assessment of fair value hedges	3	—	3	—
Net actuarial gains/(losses) arising during the period	—	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(3)	(5)	(7)	(7)
Total other comprehensive income/(loss)	(79)	117	(172)	183
Total comprehensive income/(loss)	21	1,115	732	2,018
Comprehensive income/(loss) attributable to noncontrolling interest	(12)	(2)	(37)	3
Comprehensive income/(loss) attributable to common shareholders	$33	$1,117	$769	$2,015
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	June 29, 2024	December 30, 2023
ASSETS
Cash and cash equivalents	$900	$1,400
Trade receivables (net of allowances of $35 at June 29, 2024 and $38 at December 30, 2023)	2,160	2,112
Inventories	3,573	3,614
Prepaid expenses	273	234
Other current assets	624	566
Assets held for sale	—	3
Total current assets	7,530	7,929
Property, plant and equipment, net	7,038	7,122
Goodwill	29,501	30,459
Intangible assets, net	42,347	42,448
Other non-current assets	2,381	2,381
TOTAL ASSETS	$88,797	$90,339
LIABILITIES AND EQUITY
Current portion of long-term debt	$669	$638
Accounts payable	4,448	4,627
Accrued marketing	724	733
Interest payable	260	258
Other current liabilities	1,385	1,781
Total current liabilities	7,486	8,037
Long-term debt	19,265	19,394
Deferred income taxes	10,173	10,201
Accrued postemployment costs	137	143
Long-term deferred income	1,400	1,424
Other non-current liabilities	1,305	1,418
TOTAL LIABILITIES	39,766	40,617
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	10	34
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,254 shares issued and 1,209 shares outstanding at June 29, 2024; 1,249 shares issued and 1,218 shares outstanding at December 30, 2023)	12	12
Additional paid-in capital	52,086	52,037
Retained earnings/(deficit)	1,297	1,367
Accumulated other comprehensive income/(losses)	(2,738)	(2,604)
Treasury stock, at cost (45 shares at June 29, 2024 and 31 shares at December 30, 2023)	(1,762)	(1,286)
Total shareholders' equity	48,895	49,526
Noncontrolling interest	126	162
TOTAL EQUITY	49,021	49,688
TOTAL LIABILITIES AND EQUITY	$88,797	$90,339
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2023	$12	$52,037	$1,367	$(2,604)	$(1,286)	$162	$49,688
Net income/(loss) excluding redeemable noncontrolling interest	—	—	801	—	—	2	803
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(65)	—	(29)	(94)
Dividends declared-common stock ($0.40 per share)	—	—	(488)	—	—	—	(488)
Dividends declared-noncontrolling interest ($98.77 per share)	—	—	—	—	—	(7)	(7)
Repurchase of common stock	—	—	—	—	(280)	—	(280)
Exercise of stock options, issuance of other stock awards, and other	—	13	—	—	15	3	31
Balance at March 30, 2024	$12	$52,050	$1,680	$(2,669)	$(1,551)	$131	$49,653
Net income/(loss) excluding redeemable noncontrolling interest	—	—	102	—	—	(1)	101
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(69)	—	(4)	(73)
Dividends declared-common stock ($0.40 per share)	—	—	(485)	—	—	—	(485)
Repurchase of common stock	—	—	—	—	(204)	—	(204)
Exercise of stock options, issuance of other stock awards, and other	—	36	—	—	(7)	—	29
Balance at June 29, 2024	$12	$52,086	$1,297	$(2,738)	$(1,762)	$126	$49,021

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$12	$51,834	$489	$(2,810)	$(847)	$152	$48,830
Net income/(loss) excluding redeemable noncontrolling interest	—	—	836	—	—	1	837
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	62	—	4	66
Dividends declared-common stock ($0.40 per share)	—	—	(494)	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	76	—	—	(5)	3	74
Balance at April 1, 2023	$12	$51,910	$831	$(2,748)	$(852)	$160	$49,313
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,000	—	—	—	1,000
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	117	—	—	117
Dividends declared-common stock ($0.40 per share)	—	—	(495)	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	57	—	—	(18)	—	39
Balance at July 1, 2023	$12	$51,967	$1,336	$(2,631)	$(870)	$160	$49,974
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	June 29, 2024	July 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$904	$1,835
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	469	436
Amortization of postemployment benefit plans prior service costs/(credits)	(4)	(7)
Divestiture-related license income	(27)	(27)
Equity award compensation expense	65	77
Deferred income tax provision/(benefit)	(48)	(34)
Postemployment benefit plan contributions	(9)	(11)
Goodwill and intangible asset impairment losses	854	—
Nonmonetary currency devaluation	4	18
Loss/(gain) on sale of business	79	2
Other items, net	(56)	(26)
Changes in current assets and liabilities:
Trade receivables	(113)	(114)
Inventories	(101)	(232)
Accounts payable	(40)	(156)
Other current assets	(114)	(2)
Other current liabilities	(150)	(175)
Net cash provided by/(used for) operating activities	1,713	1,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(543)	(508)
Proceeds from sale of business, net of cash disposed and working capital adjustments	3	—
Payments to acquire intangible assets	(140)	—
Other investing activities, net	48	33
Net cash provided by/(used for) investing activities	(632)	(475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(606)	(822)
Proceeds from issuance of long-term debt	593	657
Dividends paid	(969)	(982)
Repurchases of common stock	(537)	(38)
Other financing activities, net	(46)	(2)
Net cash provided by/(used for) financing activities	(1,565)	(1,187)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(18)	(14)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(502)	(92)
Balance at beginning of period	1,404	1,041
Balance at end of period	$902	$949
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Notes to Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted, in accordance with the rules of the SEC. In management’s opinion, these interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary to fairly state our results for the periods presented.
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
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At June 29, 2024, we had $2 million of restricted cash in other non-current assets. At December 30, 2023, we had restricted cash recorded in other current assets of $3 million and $1 million of restricted cash in other non-current assets. Total cash, cash equivalents, and restricted cash was $902 million at June 29, 2024 and $1,404 million at December 30, 2023.

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
Note 4. Acquisitions and Divestitures
Divestitures
Russia Infant Transaction:
On March 11, 2024, we closed and finalized the sale of our infant nutrition business in Russia to a third party for total cash consideration of approximately $25 million (the “Russia Infant Transaction”). As a result of the Russia Infant Transaction, we recognized an insignificant pre-tax gain in other expense/(income) on our consolidated statement of income in the first quarter of 2024.
Papua New Guinea Transaction:
On February 5, 2024, we closed and finalized the sale of 100% of the equity interests in our Papua New Guinea subsidiary, Hugo Canning Company Limited, to a third party for total cash consideration of approximately $22 million, which is to be paid incrementally over two years following the transaction closing date (the “Papua New Guinea Transaction”). As a result of the Papua New Guinea Transaction, we recognized a pre-tax loss on sale of business of approximately $80 million in other expense/(income) on our consolidated statement of income in the first quarter of 2024, of which approximately $41 million relates to the release of accumulated foreign currency losses.
Deal Costs:
We incurred insignificant deal costs for the three and six months ended June 29, 2024 and the three and six months ended July 1, 2023 related to our divestitures. We recognized these deal costs in selling, general and administrative expenses (“SG&A”).
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our restructuring activities.

Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. For the six months ended June 29, 2024, we eliminated approximately 100 positions related to these programs. As of June 29, 2024, we expect to eliminate approximately 50 additional positions during the remainder of 2024. For the three months ended June 29, 2024, restructuring activities resulted in expense of $2 million and included a net expense of $3 million from other restructuring costs and a net benefit of $1 million from other exit costs. For the six months ended June 29, 2024, restructuring activities resulted in income of $1 million, which included a net benefit of $6 million from severance and employee benefit costs, partially offset by $5 million of other restructuring costs. Restructuring activities resulted in income of $10 million for the three months and $18 million for the six months ended July 1, 2023.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 30, 2023	$23	$14	$37
Charges/(credits)	(6)	—	(6)
Cash payments	(8)	(1)	(9)
Non-cash utilization	1	—	1
Balance at June 29, 2024	$10	$13	$23
We expect the majority of the liability for severance and employee benefit costs as of June 29, 2024 to be paid by the end of 2024. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2024 and 2031.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Severance and employee benefit costs - Cost of products sold	$—	$3	$—	$5
Severance and employee benefit costs - SG&A	1	(3)	(5)	(7)
Severance and employee benefit costs - Other expense/(income)	(1)	—	(1)	2
Asset-related costs - Cost of products sold	—	(11)	—	(9)
Asset-related costs - SG&A	—	(1)	—	(1)
Other costs - Cost of products sold	1	2	2	4
Other costs - SG&A	1	—	3	(12)
	$2	$(10)	$(1)	$(18)
We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
North America	$1	$(16)	$(1)	$(10)
International Developed Markets	(1)	(1)	(2)	(1)
Emerging Markets(a)	—	7	—	6
General corporate expenses	2	—	2	(13)
	$2	$(10)	$(1)	$(18)
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.

Note 6. Inventories
Inventories consisted of the following (in millions):

	June 29, 2024	December 30, 2023
Packaging and ingredients	$885	$1,014
Spare parts	241	233
Work in process	272	338
Finished products	2,175	2,029
Inventories	$3,573	$3,614
Note 7. Goodwill and Intangible Assets
Goodwill:
As described in Note 1, Basis of Presentation, in the first quarter of 2024, we divided our International segment into three operating segments — EPDM, WEEM, and AEM. While this reorganization resulted in a change to our operating segments, it did not impact the existing composition of our reporting units that formerly comprised the goodwill balance of our International segment — Northern Europe, Continental Europe, Latin America (“LATAM”), and Asia — and, therefore, was not indicative of an impairment triggering event. We have reflected the impact of this segment change in all historical periods presented.
As of March 31, 2024, which was the first day of our second quarter of 2024, certain organizational changes occurred that impacted our reporting unit composition within our North America segment (the “Q2 North America reorganization”). Two of our North America reporting units — Taste, Meals, and Away From Home (“TMA”), and Fresh, Beverages, and Desserts (“FBD”) — were reorganized into the four reporting units: Taste Elevation, Ready Meals and Snacking (“TMS”), Hydration & Desserts (“HD”), Meat & Cheese (“MC”), and Away from Home & Kraft Heinz Ingredients (“AFH”). The Canada and North America Coffee (“CNAC”) and Other North America reporting units were not impacted by this reorganization.
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International Developed Markets	Emerging Markets(a)	Total
Balance at December 30, 2023	$27,248	$2,687	$524	$30,459
Impairment losses	(854)	—	—	(854)
Translation adjustments and other	(22)	(48)	(34)	(104)
Balance at June 29, 2024	$26,372	$2,639	$490	$29,501
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
2024 Year-to-Date Goodwill Impairment Testing
As a result of the Q2 North America reorganization, we reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative fair value approach. We performed an interim impairment test (or “2024 transition test”) on the affected reporting units on both a pre- and post-reorganization basis.
As part of our Q2 North America pre-reorganization impairment test of the TMA and FBD reporting units, we utilized the discounted cash flow method under the income approach to estimate the fair values as of March 31, 2024 for these two reporting units and concluded that the fair value of these reporting units exceeded their carrying values and no impairment was recorded.
We performed our Q2 North America post-reorganization impairment test as of March 31, 2024, and tested the new North America reporting units (TMS, HD, MC and AFH). We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our Q2 North America post-reorganization impairment test, we recognized a non-cash impairment loss of approximately $854 million in SG&A in our North America segment in the second quarter of 2024. The $854 million impairment loss related to our MC reporting unit, which had a goodwill carrying amount of approximately $2.5 billion after impairment. The impairment of our MC reporting unit was driven by the disaggregation of the former FBD reporting unit, which previously held all the net assets for the HD and MC reporting units as well as the Snacking category of TMS. The other three reporting units for which no impairment charge was required were TMS, which had a goodwill carrying amount of approximately $15.9 billion; HD, which had a goodwill carrying amount of approximately $4.3 billion; and AFH, which had a goodwill carrying amount of approximately $2.8 billion.

In performing these tests, we incorporated information that was known through the date of filing this Quarterly Report on Form 10-Q.
As of June 29, 2024, we maintain 13 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $29.5 billion at June 29, 2024.
Accumulated impairment losses to goodwill were $12.7 billion as of June 29, 2024 and $11.8 billion as of December 30, 2023.
Additional Goodwill Considerations
Our reporting units that were impaired in the 2024 transition test were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. As of our Q2 North America post-reorganization impairment test date, our reporting units with 20% or less fair value over carrying amount had an aggregate carrying amount of $21.2 billion and included the TMS, AFH, and MC reporting units. Our HD reporting unit had between 20-50% fair value over carrying amount and an aggregate carrying amount of $4.3 billion.
Our reporting units that were not subject to the 2024 transition test are carried at their carrying amounts as of their latest impairment test date, the 2023 annual impairment test. As of our 2023 annual impairment test, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $3.8 billion and included Northern Europe; Continental Europe; CNAC; and LATAM. Our Asia reporting unit had between 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $309 million as of our 2023 annual impairment test date. Accordingly, our reporting units that had 20% or less excess fair value over carrying amount as of our 2024 transition test and 2023 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting unit had more than 20% excess fair value over carrying amount as of our 2023 annual impairment test, this amount is also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 30, 2023	$38,502
Translation adjustments and other	(71)
Balance at June 29, 2024	$38,431
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.4 billion at June 29, 2024.
No events occurred during the six months ended June 29, 2024 or the six months ended July 1, 2023 that indicated it was more likely than not that any brand was impaired.
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
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	June 29, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,420	$(802)	$1,618	$2,313	$(755)	$1,558
Customer-related assets	3,684	(1,395)	2,289	3,710	(1,331)	2,379
Other	12	(3)	9	12	(3)	9
	$6,116	$(2,200)	$3,916	$6,035	$(2,089)	$3,946
In the second quarter of 2024, we entered into an amended license agreement to grant us the exclusive, irrevocable, royalty-free, and perpetual right to use certain TGI Friday trademarks to manufacture, distribute, market, and sell certain TGI Friday licensed products (the “TGI Friday License”). The total cash consideration related to the TGI Friday License was approximately $140 million. We recognized this TGI Friday License as a definite-lived intangible asset to be amortized over its 27-year useful life.
Amortization expense for definite-lived intangible assets was $65 million for the three months ended June 29, 2024 and $129 million for the six months ended June 29, 2024, and $64 million for the three months and $126 million for the six months ended July 1, 2023. Aside from amortization expense, the change in definite-lived intangible assets from December 30, 2023 to June 29, 2024, primarily related to the TGI Friday License and the impacts of foreign currency.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $260 million in 2024, $260 million in each of the following four years, and $250 million in 2029.
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
Our effective tax rate for the three months ended June 29, 2024 was an expense of 71.1% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily non-deductible goodwill impairments (56.5%). This impact was partially offset by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the release of a valuation allowance on certain deferred tax assets.
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
The year-over-year increase in the effective tax rate for the three month period was primarily due to the impact of non-deductible goodwill impairments, partially offset by the impact of the net decrease in uncertain tax position reserves in the prior year period and the release of a valuation allowance on certain deferred tax assets.

Our effective tax rate for the six months ended June 29, 2024 was an expense of 34.4% on pre-tax income. Our effective tax rate was unfavorably impacted by certain net discrete items, primarily non-deductible goodwill impairments (14.3%). This impact was partially offset by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
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
The year-over-year increase in the effective tax rate for the six month period was primarily due to the impact of non-deductible goodwill impairments, partially offset by the impact of the net decrease in uncertain tax position reserves in the prior year period.
Other Income Tax Matters:
We are currently under examination for income taxes by the IRS for the years 2018 through 2022. In the third quarter of 2023, we received two Notices of Proposed Adjustment (the “NOPAs”) relating to transfer pricing with our foreign subsidiaries. The NOPAs propose an increase to our U.S. taxable income that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2018 and approximately $210 million for 2019, excluding interest, and assert penalties of approximately $85 million for each of 2018 and 2019. We strongly disagree with the IRS’s positions, believe that our tax positions are well documented and properly supported, and intend to vigorously contest the positions taken by the IRS and pursue all available administrative and judicial remedies. Therefore, we have not recorded any reserves related to this issue. We continue to maintain the same operating model and transfer pricing methodology with our foreign subsidiaries that was in place for the years 2018 and 2019, and the IRS began its audit of 2020, 2021, and 2022 during the first quarter of 2024. We believe our income tax reserves are appropriate for all open tax years and that final adjudication of this matter will not have a material impact on our results of operations and cash flows. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and/or potential penalties, our results of operations and cash flows could be materially affected.
Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 30, 2023	8,022,540	$46.87
Granted	654,724	35.13
Forfeited	(1,278,958)	46.86
Exercised	(260,676)	25.33
Outstanding at June 29, 2024	7,137,630	46.58
The aggregate intrinsic value of stock options exercised during the period was insignificant for the six months ended June 29, 2024.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2023	7,722,870	$36.80
Granted	3,008,962	35.28
Forfeited	(468,088)	37.09
Vested	(3,174,957)	34.03
Outstanding at June 29, 2024	7,088,787	37.38
The aggregate fair value of RSUs that vested during the period was $112 million for the six months ended June 29, 2024.

Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2023	4,855,432	$33.65
Granted	2,591,382	29.14
Forfeited	(503,180)	32.60
Vested	(1,141,835)	33.37
Outstanding at June 29, 2024	5,801,799	31.77
The aggregate fair value of PSUs that vested during the period was $40 million for the six months ended June 29, 2024.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our postemployment-related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plan		Non-U.S. Plans
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$1	$1	$1	$1
Interest cost	33	35	14	18
Expected return on plan assets	(49)	(49)	(21)	(22)
Amortization of prior service costs/(credits)	—	—	1	—
Amortization of unrecognized losses/(gains)	—	—	3	2
Special/contractual termination benefits	—	—	(1)	—
Net pension cost/(benefit)	$(15)	$(13)	$(3)	$(1)

	For the Six Months Ended
	U.S. Plan		Non-U.S. Plans
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$1	$1	$3	$3
Interest cost	67	71	28	33
Expected return on plan assets	(98)	(98)	(42)	(43)
Amortization of prior service costs/(credits)	—	—	1	—
Amortization of unrecognized losses/(gains)	—	—	6	6
Special/contractual termination benefits	—	—	(1)	2
Net pension cost/(benefit)	$(30)	$(26)	$(5)	$1
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $3 million during the six months ended June 29, 2024 and plan to make further contributions of approximately $7 million during the remainder of 2024. We did not contribute to our U.S. pension plan during the six months ended June 29, 2024 and do not plan to make contributions during the remainder of 2024. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2024. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$—	$—	$1	$1
Interest cost	8	9	16	18
Expected return on plan assets	(14)	(13)	(28)	(27)
Amortization of prior service costs/(credits)	(2)	(4)	(5)	(7)
Amortization of unrecognized losses/(gains)	(6)	(4)	(11)	(8)
Net postretirement cost/(benefit)	$(14)	$(12)	$(27)	$(23)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the six months ended June 29, 2024, we contributed $6 million to our postretirement benefit plans. We plan to make further contributions of approximately $6 million to our postretirement benefit plans during the remainder of 2024. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2024. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	June 29, 2024	December 30, 2023
Commodity contracts	$1,040	$954
Foreign exchange contracts	4,190	4,618
Cross-currency contracts	6,803	6,133

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	June 29, 2024
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$37	$13	$37	$13
Cross-currency contracts(b)	—	—	117	108	117	108
Derivatives not designated as hedging instruments:
Commodity contracts(c)	30	39	7	6	37	45
Foreign exchange contracts(a)	—	—	15	7	15	7
Cross-currency contracts(b)	—	—	—	4	—	4
Total fair value	$30	$39	$176	$138	$206	$177
(a)    At June 29, 2024, the fair value of our derivative assets was recorded in other current assets ($49 million) and other non-current assets ($3 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($15 million) and other non-current liabilities ($5 million).
(b)    At June 29, 2024, the fair value of our derivative assets was recorded in other current assets ($43 million) and other non-current assets ($74 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($33 million) and other non-current liabilities ($79 million).
(c)     At June 29, 2024, the fair value of our derivative assets was recorded in other current assets ($34 million) and other non-current assets ($3 million), and the fair value of derivative liabilities was recorded in other current liabilities.

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $140 million at June 29, 2024 and $130 million at December 30, 2023. We had posted collateral related to commodity derivative margin requirements of $18 million at June 29, 2024 and $41 million at December 30, 2023, which were included in prepaid expenses on our condensed consolidated balance sheets.
Level 1 financial assets and liabilities consist of commodity future and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.

Level 2 financial assets and liabilities consist of commodity swaps, foreign exchange forwards, options, and swaps, and cross-currency contracts. Commodity swaps are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign exchange forwards and swaps are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Foreign exchange options are valued using an income approach based on a Black-Scholes-Merton formula. This formula uses present value techniques and reflects the time value and intrinsic value based on observable market rates. Cross-currency contracts are valued based on observable market spot and swap rates.
We did not have any Level 3 financial assets or liabilities in any period presented.
Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
Net Investment Hedging:
At June 29, 2024, we had the following items designated as net investment hedges:
•Non-derivative foreign-currency denominated debt with principal amounts of €300 million and £400 million; and
•Cross-currency contracts with notional amounts of C$1.8 billion ($1.3 billion), €2.1 billion ($2.3 billion), and JPY9.6 billion ($68 million).
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign-currency denominated subsidiary net assets, and they are designated as net investment hedges. At June 29, 2024, we had euro intercompany loans with an aggregate notional amount of $670 million designated as net investment hedges.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-currency denominated debt.
Cash Flow Hedge Coverage:
At June 29, 2024, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 19 months and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next 57 months.
Fair Value Hedge Coverage:
In the second quarter of 2024, we designated a cross-currency contract as a fair value hedge of the foreign currency exposure of a GBP foreign currency denominated intercompany loan receivable. At June 29, 2024, the notional amount of the cross-currency contract was £683 million ($864 million) and the carrying value of the hedged item was $863 million. The gains/(losses) on the hedged item, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contract, which is reported in the same income statement line item in the same period. The amounts excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis in the same line item as the hedged item.
Deferred Hedging Gains and Losses on Fair Value and Cash Flow Hedges:
Based on our valuation at June 29, 2024 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in other comprehensive income/(losses) on foreign-currency cash flow hedges, cross-currency cash flow hedges, and cross-currency fair value hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cash flow hedges:
Foreign exchange contracts	$12	$(14)	$31	$(18)	Cost of products sold
Foreign exchange contracts (excluded component)	(2)	(1)	(6)	(3)	Cost of products sold
Foreign exchange contracts	6	—	27	—	Other expense/(income)
Foreign exchange contracts (excluded component)	3	—	—	—	Other expense/(income)
Cross-currency contracts	(23)	35	(59)	34	Other expense/(income)
Cross-currency contracts (excluded component)	—	7	—	13	Other expense/(income)
Cross-currency contracts	(7)	(7)	(15)	(13)	Interest expense
Interest rate contracts	—	—	—	(3)	Interest expense
Net investment hedges:
Foreign exchange contracts	—	2	—	3	Other expense/(income)
Foreign exchange contracts (excluded component)	—	1	—	1	Interest expense
Cross-currency contracts	32	(58)	106	(70)	Other expense/(income)
Cross-currency contracts (excluded component)	12	9	24	17	Interest expense
Fair value hedges:
Cross-currency contracts (excluded component)	3	—	3	—	Other expense/(income)
Total gains/(losses) recognized in statements of comprehensive income	$36	$(26)	$111	$(39)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) recorded to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	June 29, 2024			July 1, 2023
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,182	$229	$(55)	$4,460	$228	$(24)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$2	$—	$6	$9	$—	$—
Foreign exchange contracts (excluded component)	(2)	—	3	(2)	—	—
Cross-currency contracts	—	(7)	(14)	—	(7)	15
Cross-currency contracts (excluded component)	—	—	—	—	—	7
Net investment hedges:(a)
Cross-currency contracts (excluded component)	—	12	—	—	9	—
Fair Value hedges:
Cross-currency contracts	—	—	(7)	—	—	—
Hedged items(b)	—	—	7	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(7)	—	—	(27)	—	—
Foreign exchange contracts	—	—	1	—	—	5
Cross-currency contracts	—	—	2	—	—	3
Total gains/(losses) recognized in statements of income	$(7)	$5	$(2)	$(20)	$2	$30
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedged items gains/(losses) in fair value hedges.

	For the Six Months Ended
	June 29, 2024			July 1, 2023
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$8,350	$455	$(8)	$8,836	$455	$(59)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$5	$—	$27	$19	$—	$—
Foreign exchange contracts (excluded component)	(4)	—	3	(5)	—	—
Interest rate contracts	—	—	—	—	—	—
Cross-currency contracts	—	(15)	(58)	—	(13)	29
Cross-currency contracts (excluded component)	—	—	—	—	—	13
Net investment hedges:(a)
Cross-currency contracts (excluded component)	—	24	—	—	17	—
Fair Value hedges:
Cross-currency contracts	—	—	(7)	—	—	—
Hedged items(b)	—	—	7	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	2	—	—	(74)	—	—
Foreign exchange contracts	—	—	9	—	—	(7)
Interest rates contracts(c)	—	—	(3)	—	—	—
Cross-currency contracts	—	—	(19)	—	—	3
Total gains/(losses) recognized in statements of income	$3	$9	$(41)	$(60)	$4	$38
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedged items gains/(losses) in fair value hedges.
(c)    Represents recognition of realized hedge losses resulting from the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring.
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $7 million for the three months and $31 million for the six months ended June 29, 2024 and pre-tax losses of $12 million for the three months and $32 million for the six months ended July 1, 2023. These amounts were recognized in other comprehensive income/(loss).

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Net fair value hedges	Total
Balance as of December 30, 2023	$(2,634)	$15	$15	$—	$(2,604)
Foreign currency translation adjustments	(254)	—	—	—	(254)
Net deferred gains/(losses) on net investment hedges	103	—	—	—	103
Amounts excluded from the effectiveness assessment of net investment hedges	18	—	—	—	18
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(18)	—	—	—	(18)
Net deferred gains/(losses) on cash flow hedges	—	—	3	—	3
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	(1)	—	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	19	—	19
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	3	3
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(7)	—	—	(7)
Total other comprehensive income/(loss)	(151)	(7)	21	3	(134)
Balance as of June 29, 2024	$(2,785)	$8	$36	$3	$(2,738)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	June 29, 2024			July 1, 2023
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(98)	$—	$(98)	$175	$—	$175
Net deferred gains/(losses) on net investment hedges	39	(10)	29	(68)	17	(51)
Amounts excluded from the effectiveness assessment of net investment hedges	12	(4)	8	10	(2)	8
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(12)	3	(9)	(9)	2	(7)
Net deferred gains/(losses) on cash flow hedges	(12)	7	(5)	14	(8)	6
Amounts excluded from the effectiveness assessment of cash flow hedges	1	—	1	6	—	6
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	12	(7)	5	(22)	7	(15)
Amounts excluded from the effectiveness assessment of fair value hedges	3	—	3	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(4)	1	(3)	(6)	1	(5)

	For the Six Months Ended
	June 29, 2024			July 1, 2023
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(254)	$—	$(254)	$290	$—	$290
Net deferred gains/(losses) on net investment hedges	137	(34)	103	(99)	24	(75)
Amounts excluded from the effectiveness assessment of net investment hedges	24	(6)	18	18	(4)	14
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(24)	6	(18)	(17)	4	(13)
Net deferred gains/(losses) on cash flow hedges	(16)	19	3	—	(9)	(9)
Amounts excluded from the effectiveness assessment of cash flow hedges	(6)	5	(1)	10	—	10
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	45	(26)	19	(43)	12	(31)
Amounts excluded from the effectiveness assessment of fair value hedges	3	—	3	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(9)	2	(7)	(9)	2	(7)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Losses/(gains) on net investment hedges:
Cross-currency contracts(a)	$(12)	$(9)	$(24)	$(17)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	—	(7)	(1)	(14)	Cost of products sold
Foreign exchange contracts(b)	(9)	—	(30)	—	Other expense/(income)
Cross-currency contracts(b)	14	(22)	58	(42)	Other expense/(income)
Cross-currency contracts(b)	7	7	15	13	Interest expense
Interest rate contracts(c)	—	—	3	—	Other expense/(income)
Losses/(gains) on hedges before income taxes	—	(31)	21	(60)
Losses/(gains) on hedges, income taxes	(4)	9	(20)	16
Losses/(gains) on hedges	$(4)	$(22)	$1	$(44)
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(3)	$(2)	$(5)	$(2)
Amortization of prior service costs/(credits)(d)	(1)	(4)	(4)	(7)
Losses/(gains) on postemployment benefits before income taxes	(4)	(6)	(9)	(9)
Losses/(gains) on postemployment benefits, income taxes	1	1	2	2
Losses/(gains) on postemployment benefits	$(3)	$(5)	$(7)	$(7)
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
Note 13. Financing Arrangements
Transfers of Financial Assets:
We have a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. There were no receivables sold under this accounts receivable factoring program during the three and six months ended June 29, 2024, and no amounts outstanding as of June 29, 2024. Receivables sold under this accounts receivable factoring program were $521 million during the three months and $621 million during the six months ended July 1, 2023, and there were no amounts outstanding as of December 30, 2023. There were no incremental costs of factoring receivables under this arrangement for the three and six months ended June 29, 2024 and there was an insignificant amount for the three and six months ended July 1, 2023. The proceeds from the sales of receivables are included in cash flows from operating activities on the condensed consolidated statement of cash flows.

Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $0.8 billion at June 29, 2024 and December 30, 2023. The amounts were included in accounts payable on our condensed consolidated balance sheets.
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
Class Actions and Stockholder Derivative Actions:
Certain of The Kraft Heinz Company’s current and former officers and directors and 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) are named as defendants in two stockholder derivative actions pending in the Delaware Court of Chancery, Datnoff, et al. v. Behring, et al., which was filed on May 6, 2022, and Felicetti, et al. v. Behring, et al., which was filed on March 6, 2023. The complaints allege state law claims and contend that The Kraft Heinz Company’s Board of Directors wrongfully refused plaintiffs’ demands to pursue legal action against the named defendants. Specifically, the complaints allege that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets. The complaints further allege that the 3G Entities and certain of the Company’s current and former officers and directors breached their fiduciary duties by engaging in insider trading and misappropriating the Company’s material, non-public information, or aided and abetted such alleged breaches of fiduciary duty. The complaints seek relief against the defendants, principally in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the complaints, which the Delaware Chancery Court granted in an order dated July 23, 2024, dismissing the complaints with prejudice.
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
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of June 29, 2024.
Debt Issuances:
In the first quarter of 2024, Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, issued 550 million euro aggregate principal amount of 3.500% senior notes due March 2029 (the “2024 Notes”). The 2024 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, and interest on a senior unsecured basis. We used the net proceeds from the 2024 Notes for general corporate purposes, including to fund the repayment of our 550 million euro senior notes that matured in May 2024.
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
Debt Issuance Costs:
Debt issuance costs related to the 2024 Notes and 2023 Notes were insignificant.
Debt Repayments:
In May 2024, we repaid 550 million euro aggregate principal amount of senior notes that matured in the period.
In June 2023, we repaid 750 million euro aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At June 29, 2024, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $19.9 billion. At December 30, 2023, the aggregate fair value of our total debt was $19.6 billion as compared with a carrying value of $20.0 billion. Our short-term debt had a carrying value that approximated its fair value at June 29, 2024 and December 30, 2023. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Synthetic Lease Arrangements:
As previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023, in June 2023, we entered into a non-cancellable synthetic lease for a distribution facility, for which we are the construction agent. In the first half of 2024, we encountered a construction delay that is expected to postpone the originally planned commencement date and require substantial incremental construction costs to remediate. We are currently evaluating the potential implications of this delay to the Company, the results of which cannot be reasonably determined at this time.

Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$102	$1,000	$903	$1,836
Weighted average shares of common stock outstanding	1,212	1,228	1,213	1,227
Net earnings/(loss)	$0.08	$0.81	$0.74	$1.50
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$102	$1,000	$903	$1,836
Weighted average shares of common stock outstanding	1,212	1,228	1,213	1,227
Effect of dilutive equity awards	4	7	6	8
Weighted average shares of common stock outstanding, including dilutive effect	1,216	1,235	1,219	1,235
Net earnings/(loss)	$0.08	$0.81	$0.74	$1.49
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 7 million for the three months and 6 million for the six months ended June 29, 2024 and 8 million for the three and six months ended July 1, 2023.
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
Our CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.

Net sales by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales:
North America	$4,921	$5,079	$9,749	$9,964
International Developed Markets	885	932	1,740	1,792
Total segment net sales	5,806	6,011	11,489	11,756
Emerging Markets net sales	670	710	1,398	1,454
Total net sales	$6,476	$6,721	$12,887	$13,210
Segment Adjusted Operating Income was (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Segment Adjusted Operating Income:
North America	$1,341	$1,247	$2,556	$2,456
International Developed Markets	126	140	262	247
Total Segment Adjusted Operating Income	1,467	1,387	2,818	2,703
Emerging Markets(a)	66	97	148	198
General corporate expenses	(153)	(133)	(321)	(305)
Restructuring activities	(3)	10	—	20
Unrealized gains/(losses) on commodity hedges	(1)	16	33	5
Impairment losses	(854)	—	(854)	—
Certain non-ordinary course legal and regulatory matters	—	(1)	—	(2)
Operating income/(loss)	522	1,376	1,824	2,619
Interest expense	229	228	455	455
Other expense/(income)	(55)	(24)	(8)	(59)
Income/(loss) before income taxes	$348	$1,172	$1,377	$2,223
(a) Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
In the first quarter of 2024, we changed the way we manage our product portfolio to align with our future growth strategy. As of June 29, 2024, we manage our product portfolio through eight consumer-driven product platforms: Taste Elevation, Easy Ready Meals, Substantial Snacking, Desserts, Hydration, Cheese, Coffee, and Meats. A platform is a lens created for the portfolio based on a grouping of consumer needs. The platforms help us to manage and organize our business effectively by providing insight into our various product categories and brands.
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
We have reflected this change to our platforms in all historical periods presented.
Net sales by platform were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
ACCELERATE
Taste Elevation	$2,824	$2,967	$5,618	$5,726
Easy Ready Meals	1,088	1,136	2,326	2,379
Substantial Snacking	318	355	638	683
Total Accelerate	4,230	4,458	8,582	8,788
PROTECT
Desserts	290	283	523	529
Hydration	643	626	1,096	1,203
Total Protect	933	909	1,619	1,732
BALANCE
Cheese	434	444	847	877
Coffee	202	209	421	428
Meats	584	578	1,095	1,102
Other	93	123	323	283
Total Balance	1,313	1,354	2,686	2,690
Total net sales	$6,476	$6,721	$12,887	$13,210

Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amortization of postemployment benefit plans prior service costs/(credits)	$(1)	$(4)	$(4)	$(7)
Net pension and postretirement non-service cost/(benefit)(a)	(33)	(24)	(63)	(46)
Loss/(gain) on sale of business	(1)	1	79	2
Interest income	(17)	(10)	(33)	(16)
Foreign exchange losses/(gains)	(8)	40	(35)	46
Derivative losses/(gains)	9	(30)	48	(38)
Other miscellaneous expense/(income)	(4)	3	—	—
Other expense/(income)	$(55)	$(24)	$(8)	$(59)
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

Other expense/(income) was $55 million of income for the three months ended June 29, 2024 compared to $24 million of income for the three months ended July 1, 2023. This change was primarily driven by an $8 million net foreign exchange gain in the second quarter of 2024 compared to a $40 million net foreign exchange loss in the second quarter of 2023, a $9 million increase in non-cash net pension and postretirement non-service benefits compared to the second quarter of 2023, $17 million in interest income in the second quarter of 2024 compared to $10 million in interest income in the second quarter of 2023, and $4 million in other miscellaneous income in the second quarter of 2024 compared to $3 million of expense in the second quarter of 2023. These positive impacts on other expense/(income) were partially offset by a $9 million net loss on derivative activities in the second quarter of 2024 compared to a $30 million net gain on derivative activities in the second quarter of 2023.
Other expense/(income) was $8 million of income for the six months ended June 29, 2024 compared to $59 million of income for the six months ended July 1, 2023. This change was primarily driven by a $48 million net loss on derivative activities in 2024 compared to a $38 million net gain on derivative activities in 2023 and a $79 million net loss on the sale of businesses in 2024 compared to a $2 million net loss on the sale of business in 2023, which was partially offset by a $35 million net foreign exchange gain in 2024 compared to a $46 million net foreign exchange loss in 2023, a $17 million increase in net pension and postretirement non-service benefit compared to 2023, and $33 million in interest income in 2024 compared to $16 million in interest income in 2023.

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
Conflict Between Russia and Ukraine:
For the six months ended June 29, 2024 and the year ended December 30, 2023, approximately 1% of consolidated net sales, operating income, and Adjusted Operating Income were generated from our business in Russia. As of June 29, 2024, less than 1% of consolidated total assets were located in Russia and we had approximately 800 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. We will continue to monitor the impact that this conflict has on our business; however, through the second quarter of 2024, the conflict between Russia and Ukraine did not have a material impact on our financial condition, results of operations, or cash flows.
Items Affecting Comparability of Financial Results
Inflation and Supply Chain Impacts:
During the six months ended June 29, 2024, we experienced increased stability of input and supply chain costs as compared to the prior year period. We expect inflation to continue to moderate through the remainder of 2024 and to be lower than we experienced in 2023. While these costs have a negative impact on our results of operations, we have taken measures to mitigate the impact of this inflation through pricing actions, efficiency gains, and hedging strategies. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we have taken have, in some instances, negatively impacted, and could continue to negatively impact, our market share.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,476	$6,721	(3.6)%	$12,887	$13,210	(2.4)%
Operating income/(loss)	522	1,376	(62.1)%	1,824	2,619	(30.4)%
Net income/(loss)	100	998	(90.0)%	904	1,835	(50.7)%
Net income/(loss) attributable to common shareholders	102	1,000	(89.8)%	903	1,836	(50.8)%
Diluted EPS	0.08	0.81	(90.1)%	0.74	1.49	(50.3)%
Net Sales:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
	(in millions)			(in millions)
Net sales	$6,476	$6,721	(3.6)%	$12,887	$13,210	(2.4)%
Organic Net Sales(a)	6,524	6,686	(2.4)%	12,933	13,127	(1.5)%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023:
Net sales decreased 3.6% to $6.5 billion for the three months ended June 29, 2024 compared to $6.7 billion for the three months ended July 1, 2023, including the unfavorable impacts of foreign currency (1.0 pp) and acquisitions and divestitures (0.2 pp). Organic Net Sales decreased 2.4% to $6.5 billion for the three months ended June 29, 2024 compared to $6.7 billion for the three months ended July 1, 2023, primarily due to the unfavorable volume/mix (3.4 pp), which more than offset higher pricing (1.0 pp). Higher pricing in North America and Emerging Markets was partially offset by lower pricing in International Developed Markets. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.
Six Months Ended June 29, 2024 Compared to the Six Months Ended July 1, 2023:
Net sales decreased 2.4% to $12.9 billion for the six months ended June 29, 2024 compared to $13.2 billion for the six months ended July 1, 2023, including unfavorable impacts of foreign currency (0.8 pp) and acquisitions and divestitures (0.1 pp). Organic Net Sales decreased 1.5% to $12.9 billion for the six months ended June 29, 2024 compared to $13.1 billion for the six months ended July 1, 2023, primarily due to the unfavorable volume/mix (3.3 pp), which more than offset higher pricing (1.8 pp). Pricing was higher in each segment. Volume/mix in both North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.

Net Income/(Loss):

	For the Three Months Ended			For the Six Months Ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
	(in millions)			(in millions)
Operating income/(loss)	$522	$1,376	(62.1)%	1,824	2,619	(30.4)%
Net income/(loss)	100	998	(90.0)%	904	1,835	(50.7)%
Net income/(loss) attributable to common shareholders	102	1,000	(89.8)%	903	1,836	(50.8)%
Adjusted Operating Income(a)	1,380	1,351	2.0%	2,645	2,596	1.9%
(a)    Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023:
Operating income/(loss) decreased 62.1% to income of $522 million for the three months ended June 29, 2024 compared to income of $1.4 billion for the three months ended July 1, 2023, primarily due to the non-cash impairment losses of $854 million in the current year period, unfavorable volume/mix, and increased SG&A due, in part, to investments in advertising and technology. These decreases in operating income/(loss) were partially offset by lower commodity costs, including the favorable impact of commodity hedges, higher pricing, and reduced logistics costs.
Net income/(loss) decreased 90.0% to income of $100 million for the three months ended June 29, 2024 compared to income of $998 million for the three months ended July 1, 2023. This decrease was due to the unfavorable changes in operating income/(loss) factors discussed above and higher tax expense, which more than offset the favorable changes in other expense/(income). Interest expense was flat compared to the prior year period.
•Our effective tax rate for the three months ended June 29, 2024 was an expense of 71.1% on pre-tax income, compared to an expense of 14.9% for the three months ended July 1, 2023. The year-over-year increase in the effective tax rate for the three month period was primarily due to the impact of non-deductible goodwill impairments (56.5%), partially offset by the impact of the net decrease in uncertain tax position reserves in the prior year period and the release of a valuation allowance on certain deferred tax assets.
•Other expense/(income) was $55 million of income for the three months ended June 29, 2024 compared to $24 million of income for the three months ended July 1, 2023. The year-over-year increase was primarily driven by an increase in non-cash net pension and postretirement non-service benefits and an increase in interest income.
Adjusted Operating Income increased 2.0% to $1.4 billion for the three months ended June 29, 2024 compared to $1.4 billion for the three months ended July 1, 2023, primarily driven by lower commodity costs, including the favorable impact of commodity hedges, higher pricing, and reduced logistics costs, which more than offset unfavorable volume/mix; increased SG&A due, in part, to investments in advertising and technology, and the unfavorable impact of foreign currency (0.7 pp).
Six Months Ended June 29, 2024 Compared to the Six Months Ended July 1, 2023:
Operating income/(loss) decreased 30.4% to income of $1.8 billion for the six months ended June 29, 2024 compared to income of $2.6 billion for the six months ended July 1, 2023, primarily due to non-cash impairment losses of $854 million in the current year period, unfavorable volume/mix, and increased SG&A due, in part, to investments in advertising, technology, and research and development. These decreases in operating income/(loss) were partially offset by higher pricing, lower commodity costs, including the favorable impact of commodity hedges, and reduced logistics costs.
Net income/(loss) decreased 50.7% to income of $0.9 billion compared to income of $1.8 billion for the six months ended July 1, 2023. This decrease was due to the unfavorable changes in operating income/(loss) factors discussed above, higher tax expense, and unfavorable changes in other expense/(income). Interest expense was flat compared to the prior year period.
•Our effective tax rate for the six months ended June 29, 2024 was an expense of 34.4% on pre-tax income, compared to an expense of 17.5% for the six months ended July 1, 2023. The year-over-year increase in the effective tax rate for the six month period was primarily due to the impact of non-deductible goodwill impairments (14.3%), partially offset by the impact of the net decrease in uncertain tax position reserves in the prior year period.
•Other expense/(income) was $8 million of income for the six months ended June 29, 2024 compared to $59 million of income for the six months ended July 1, 2023. The year-over-year decrease was primarily due to a $79 million net loss on the sale of businesses in 2024, which was partially offset by an increase in net pension and postretirement non-service benefit and an increase in interest income in 2024.
Adjusted Operating Income increased 1.9% to $2.6 billion for the six months ended June 29, 2024 compared to $2.6 billion for the six months ended July 1, 2023, primarily driven by higher pricing, lower commodity costs, including the favorable impact of commodity hedges, and reduced logistics costs, which more than offset unfavorable volume/mix; increased SG&A due, in part, to investments in advertising, technology, and research and development; and the unfavorable impact of foreign currency (0.6 pp).

Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Diluted EPS	$0.08	$0.81	(90.1)%	$0.74	$1.49	(50.3)%
Adjusted EPS(a)	0.78	0.79	(1.3)%	1.47	1.48	(0.7)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023:
Diluted EPS decreased 90.1% to $0.08 for the three months ended June 29, 2024 compared to $0.81 for the three months ended July 1, 2023, primarily due to the net income/(loss) factors discussed above, which more than offset the impact of our share repurchase activity.

	For the Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Diluted EPS	$0.08	$0.81	$(0.73)	(90.1)%
Restructuring activities	—	(0.01)	0.01
Unrealized losses/(gains) on commodity hedges	—	(0.01)	0.01
Impairment losses	0.70	—	0.70
Nonmonetary currency devaluation	—	0.01	(0.01)
Certain significant discrete income tax items	—	(0.01)	0.01
Adjusted EPS(a)	$0.78	$0.79	$(0.01)	(1.3)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.02
Other expense/(income)			0.01
Effective tax rate			(0.05)
Effect of common stock repurchases(b)			0.01
			$(0.01)
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
Adjusted EPS decreased 1.3% to $0.78 for the three months ended June 29, 2024 compared to $0.79 for the three months ended July 1, 2023. This decrease was primarily due to lapping a one-time tax benefit in the prior year period associated with a net decrease in uncertain tax position reserves, which more than offset higher Adjusted Operating Income, the favorable impact of our common stock repurchases, and favorable changes in other expense/(income).

Six Months Ended June 29, 2024 Compared to the Six Months Ended July 1, 2023:
Diluted EPS decreased 50.3% to $0.74 for the six months ended June 29, 2024 compared to $1.49 for the six months ended July 1, 2023, primarily due to the net income/(loss) factors discussed above, which more than offset the impact of our share repurchase activity.

	For the Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Diluted EPS	$0.74	$1.49	$(0.75)	(50.3)%
Restructuring activities	—	(0.01)	0.01
Unrealized losses/(gains) on commodity hedges	(0.02)	—	(0.02)
Impairment losses	0.70	—	0.70
Losses/(gains) on sale of business	0.05	—	0.05
Nonmonetary currency devaluation	—	0.01	(0.01)
Certain significant discrete income tax items	—	(0.01)	0.01
Adjusted EPS(a)	$1.47	$1.48	$(0.01)	(0.7)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.03
Effective tax rate			(0.06)
Effect of common stock repurchases(b)			0.02
			$(0.01)
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
Adjusted EPS decreased 0.7% to $1.47 for the six months ended June 29, 2024 compared to $1.48 for the six months ended July 1, 2023. This decrease was primarily due to lapping a one-time tax benefit in the prior year period associated with a net decrease in uncertain tax position reserves, which more than offset higher Adjusted Operating Income and the favorable impact of our common stock repurchases.
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
Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in millions)
Net sales:
North America	$4,921	$5,079	$9,749	$9,964
International Developed Markets	885	932	1,740	1,792
Emerging Markets	670	710	1,398	1,454
Total net sales	$6,476	$6,721	$12,887	$13,210

Organic Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in millions)
Organic Net Sales(a):
North America	$4,930	$5,079	$9,756	$9,964
International Developed Markets	896	932	1,745	1,792
Emerging Markets	698	675	1,432	1,371
Total Organic Net Sales	$6,524	$6,686	$12,933	$13,127
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three and six months ended June 29, 2024 compared to the three and six months ended July 1, 2023 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(3.1)%	(0.2) pp	0.0 pp	(2.9)%	1.3 pp	(4.2) pp
International Developed Markets	(5.0)%	(1.1) pp	0.0 pp	(3.9)%	(1.5) pp	(2.4) pp
Emerging Markets	(5.7)%	(7.0) pp	(2.1) pp	3.4%	1.9 pp	1.5 pp
Kraft Heinz	(3.6)%	(1.0) pp	(0.2) pp	(2.4)%	1.0 pp	(3.4) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Six Months Ended
North America	(2.2)%	(0.1) pp	0.0 pp	(2.1)%	1.9 pp	(4.0) pp
International Developed Markets	(2.9)%	(0.3) pp	0.0 pp	(2.6)%	0.5 pp	(3.1) pp
Emerging Markets	(3.8)%	(6.6) pp	(1.6) pp	4.4%	2.9 pp	1.5 pp
Kraft Heinz	(2.4)%	(0.8) pp	(0.1) pp	(1.5)%	1.8 pp	(3.3) pp

Adjusted Operating Income:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(in millions)
Segment Adjusted Operating Income:
North America	$1,341	$1,247	$2,556	$2,456
International Developed Markets	126	140	262	247
Emerging Markets Segment Adjusted Operating Income(a)	66	97	148	198
General corporate expenses	(153)	(133)	(321)	(305)
Restructuring activities	(3)	10	—	20
Unrealized gains/(losses) on commodity hedges	(1)	16	33	5
Impairment losses	(854)	—	(854)	—
Certain non-ordinary course legal and regulatory matters	—	(1)	—	(2)
Operating income/(loss)	522	1,376	1,824	2,619
Interest expense	229	228	455	455
Other expense/(income)	(55)	(24)	(8)	(59)
Income/(loss) before income taxes	$348	$1,172	$1,377	$2,223
(a) Segment Adjusted Operating Income for Emerging Markets, which represents the combination of our WEEM and AEM operating segments, is defined and presented consistently with the Segment Adjusted Operating Income of our reportable segments - North America and International Developed Markets.
North America:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
	(in millions)			(in millions)
Net sales	$4,921	$5,079	(3.1)%	$9,749	$9,964	(2.2)%
Organic Net Sales(a)	4,930	5,079	(2.9)%	9,756	9,964	(2.1)%
Segment Adjusted Operating Income	1,341	1,247	7.5%	2,556	2,456	4.0%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023:
Net sales decreased 3.1% to $4.9 billion for the three months ended June 29, 2024 compared to $5.1 billion for the three months ended July 1, 2023, including the unfavorable impacts of foreign currency (0.2 pp). Organic Net Sales decreased 2.9% to $4.9 billion for the three months ended June 29, 2024 compared to $5.1 billion for the three months ended July 1, 2023, primarily due to unfavorable volume/mix (4.2 pp), which more than offset higher pricing (1.3 pp). Higher pricing was taken in certain categories to mitigate higher input costs. Unfavorable volume/mix was primarily due to waning consumer sentiment, a temporary plant closure, the exit of our bulk vinegar business, and a decline in Lunchables.
Segment Adjusted Operating Income increased 7.5% to $1.3 billion for the three months ended June 29, 2024 compared to $1.2 billion for the three months ended July 1, 2023, primarily driven by lower commodity costs, including the favorable impact of commodity hedges, higher pricing, and reduced logistics costs, which more than offset unfavorable volume/mix, increased investments in advertising, and the unfavorable impact of foreign currency (0.2 pp).

Six Months Ended June 29, 2024 Compared to the Six Months Ended July 1, 2023:
Net sales decreased 2.2% to $9.7 billion for the six months ended June 29, 2024 compared to $10.0 billion for the six months ended July 1, 2023, including the unfavorable impacts of foreign currency (0.1 pp). Organic Net Sales decreased 2.1% to $9.8 billion for the six months ended June 29, 2024 compared to $10.0 billion for the six months ended July 1, 2023, primarily due to unfavorable volume/mix (4.0 pp), which more than offset higher pricing (1.9 pp). Higher pricing was primarily driven by increases to mitigate higher input costs, particularly during 2023. Unfavorable volume/mix was primarily due to waning consumer sentiment due in part to the February 2023 reduction of Supplemental Nutrition Assistance Program (“SNAP”), a temporary plant closure, the exit of our bulk vinegar business, and a decline in Lunchables.
Segment Adjusted Operating Income increased 4.0% to $2.6 billion for the six months ended June 29, 2024 compared to $2.5 billion for the six months ended July 1, 2023, primarily driven by higher pricing, lower commodity costs, including the favorable impact of commodity hedges, and reduced logistics costs, which more than offset unfavorable volume/mix, increased investments in advertising, increased depreciation expense, higher employee compensation-related expenses, and the unfavorable impact of foreign currency (0.1 pp).
International Developed Markets:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
	(in millions)			(in millions)
Net sales	$885	$932	(5.0)%	$1,740	$1,792	(2.9)%
Organic Net Sales(a)	896	932	(3.9)%	1,745	1,792	(2.6)%
Segment Adjusted Operating Income	126	140	(10.0)%	262	247	6.4%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023:
Net sales decreased 5.0% to $885 million for the three months ended June 29, 2024 compared to $932 million for the three months ended July 1, 2023, including the unfavorable impacts of foreign currency (1.1 pp). Organic Net Sales decreased 3.9% to $896 million for the three months ended June 29, 2024 compared to $932 million for the three months ended July 1, 2023, primarily due to unfavorable volume/mix (2.4 pp) and lower pricing (1.5 pp). Lower pricing was predominantly the result of increased investments in trade within the United Kingdom and Italy. Unfavorable volume/mix was due in part to a cease in shipments due to an ongoing contract negotiation with certain customers within our Continental Europe region.
Segment Adjusted Operating Income decreased 10.0% to $126 million for the three months ended June 29, 2024 compared to $140 million for the three months ended July 1, 2023, primarily due to the factors discussed in net sales above, as well as increased SG&A and the unfavorable impact of foreign currency (0.2 pp).
Six Months Ended June 29, 2024 Compared to the Six Months Ended July 1, 2023:
Net sales decreased 2.9% to $1.7 billion for the six months ended June 29, 2024 compared to $1.8 billion for the six months ended July 1, 2023, including the unfavorable impacts of foreign currency (0.3 pp). Organic Net Sales decreased 2.6% to $1.7 billion for the six months ended June 29, 2024 compared to $1.8 billion for the six months ended July 1, 2023, primarily due to unfavorable volume/mix (3.1 pp), partially offset by higher pricing (0.5 pp). Higher pricing was taken in our Australia, New Zealand, and Japan (“ANJ”) and Continental Europe regions primarily to mitigate higher input costs. Unfavorable volume/mix was driven by a cease in shipments due to an ongoing contract negotiation with certain customers within our Continental Europe region as well as an inventory reduction by a regional customer within our ANJ region.
Segment Adjusted Operating Income increased 6.4% to $262 million for the six months ended June 29, 2024 compared to $247 million for the six months ended July 1, 2023, primarily driven by lapping the prior year business disruption caused by Cyclone Gabrielle within our ANJ region, higher pricing, and the favorable impact of foreign currency (1.6 pp). These favorable impacts to Segment Adjusted Operating Income more than offset unfavorable volume/mix and increased advertising expense.

Emerging Markets:

	For the Three Months Ended			For the Six Months Ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
	(in millions)			(in millions)
Net sales	$670	$710	(5.7)%	$1,398	$1,454	(3.8)%
Organic Net Sales(a)	698	675	3.4%	1,432	1,371	4.4%
Segment Adjusted Operating Income(b)	66	97	(32.7)%	148	198	(25.4)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(b) Segment Adjusted Operating Income for Emerging Markets, which represents the combination of our WEEM and AEM operating segments, is defined and presented consistently with the Segment Adjusted Operating Income of our reportable segments - North America and International Developed Markets.
Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023:
Net sales decreased 5.7% to $670 million for the six months ended June 29, 2024 compared to $710 million for the three months ended July 1, 2023, including the unfavorable impacts of foreign currency (7.0 pp) and acquisitions and divestitures (2.1 pp). Organic Net Sales increased 3.4% to $698 million for the three months ended June 29, 2024 compared to $675 million for the three months ended July 1, 2023, primarily driven by higher pricing (1.9 pp) and favorable volume/mix (1.5 pp). Higher pricing was taken primarily in our Eastern Europe region to address higher input costs, which more than offset lower pricing in Brazil as a result of maintaining price gaps to competition. Favorable volume/mix within our Eastern Europe and LATAM regions more than offset unfavorable volume/mix within our Asia region.
Segment Adjusted Operating Income decreased 32.7% to $66 million for the three months ended June 29, 2024 compared to $97 million for the three months ended July 1, 2023, primarily due to higher supply chain costs reflecting inflationary pressures in our Eastern Europe region and for logistics in Brazil, increased SG&A as a result of our investments in our go-to-market strategy, and the unfavorable impact of foreign currency (6.6 pp). These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing and favorable volume/mix.
Six Months Ended June 29, 2024 Compared to the Six Months Ended July 1, 2023:
Net sales decreased 3.8% to $1.4 billion for the six months ended June 29, 2024 compared to $1.5 billion for the six months ended July 1, 2023, including the unfavorable impacts of foreign currency (6.6 pp) and acquisitions and divestitures (1.6 pp). Organic Net Sales increased 4.4% to $1.4 billion for the six months ended June 29, 2024 compared to $1.4 billion for the six months ended July 1, 2023, primarily driven by higher pricing (2.9 pp) and favorable volume/mix (1.5 pp). Higher pricing was taken primarily in our Eastern Europe region to address higher input costs, which more than offset lower pricing in Brazil as a result of maintaining price gaps to competition. Favorable volume/mix within our Eastern Europe more than offset unfavorable volume/mix within our LATAM region.
Segment Adjusted Operating Income decreased 25.4% to $148 million for the six months ended June 29, 2024 compared to $198 million for the six months ended July 1, 2023, primarily due to higher supply chain costs reflecting inflationary pressures in our Eastern Europe region and for logistics in Brazil, increased SG&A as a result of our investments in our go-to-market strategy, and the unfavorable impact of foreign currency (7.7 pp). These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing and favorable volume/mix.
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
Cash Flow Activity for the Six Months Ended June 29, 2024 Compared to the Six Months Ended July 1, 2023:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $1.7 billion for the six months ended June 29, 2024 compared to $1.6 billion for the six months ended July 1, 2023. This increase was primarily due to favorable improvements in working capital, predominantly within inventory and accounts payable, as well as higher Adjusted Operating Income. These impacts were partially offset by higher cash outflows for variable compensation in the 2024 period compared to the 2023 period.

Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $632 million for the six months ended June 29, 2024 compared to $475 million for the six months ended July 1, 2023. This change was primarily driven by our payments to acquire the TGI Friday License and higher capital expenditures in the current year period. We expect 2024 capital expenditures to be approximately $1.1 billion compared to the 2023 capital expenditures of $1.0 billion. Our 2024 capital expenditures are expected to be primarily driven by capital investments focused on generating growth, including capacity expansion, digital projects, cost improvement, and innovation projects, as well as capital investments in maintenance and technology.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $1.6 billion for the six months ended June 29, 2024 compared to $1.2 billion for the six months ended July 1, 2023. This change was primarily due to increased common stock repurchases predominantly driven by our share repurchase program, and reduced debt proceeds from debt issuances. These impacts were partially offset by reduced debt repayments in the current year period compared to the prior year. See Note 14, Commitments, Contingencies, and Debt for additional information on our debt issuances and repayments.
Cash Held by International Subsidiaries:
Of the $900 million cash and cash equivalents on our condensed consolidated balance sheet at June 29, 2024, $621 million was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at June 29, 2024 and December 30, 2023 and relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We estimate that the amounts outstanding under these programs were $0.8 billion at June 29, 2024 and December 30, 2023. See Note 13, Financing Arrangements, in Item 1, Financial Statement, for additional information on our trade payables programs.
Borrowing Arrangements:
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at June 29, 2024, at December 30, 2023, or during the six months ended June 29, 2024 or July 1, 2023.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2028. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at June 29, 2024 or December 30, 2023, or during the six months ended June 29, 2024 or July 1, 2023.
Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of June 29, 2024.
Long-Term Debt:
Our long-term debt, including the current portion, was $19.9 billion at June 29, 2024 and $20.0 billion at December 30, 2023. This decrease was primarily due to the 550 million euro aggregate principle amount of senior notes that were repaid at maturity in May 2024, as well as changes in foreign currency exchange rates on our foreign-denominated debt, partially offset by issuance of the 2024 Notes.

We have aggregate principal amounts of senior notes of approximately 600 million euros maturing in May 2025.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.

Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of June 29, 2024.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our borrowing arrangements and long-term debt.
Equity and Dividends:
We paid dividends on our common stock of $969 million for the six months ended June 29, 2024 and $982 million for the six months ended July 1, 2023. Additionally, in the third quarter of 2024, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on September 27, 2024 to stockholders of record on August 30, 2024.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, transactions structured through investment banking institutions, or other means. We purchased approximately 6 million shares during the three months ended June 29, 2024 and 9 million shares during the six months ended June 29, 2024 and had approximately $2.4 billion remaining authorization under the share repurchase program as of June 29, 2024. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
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

Summarized Statement of Income

For the Six Months Ended
June 29, 2024
Net sales	$8,394
Gross profit(a)	3,292
Intercompany service fees and other recharges	2,332
Operating income/(loss)	557
Equity in earnings/(losses) of subsidiaries	859
Net income/(loss)	903
Net income/(loss) attributable to common shareholders	903
(a)    For the six months ended June 29, 2024, the Obligor Group recorded $222 million of net sales to the non-guarantor subsidiaries and $33 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	June 29, 2024	December 30, 2023
ASSETS
Current assets	$4,489	$4,347
Current assets due from affiliates(a)	517	529
Non-current assets	5,671	5,665
Goodwill	8,823	8,823
Intangible assets, net	1,937	1,993
Non-current assets due from affiliates(b)	28	16
LIABILITIES
Current liabilities	$4,314	$4,461
Current liabilities due to affiliates(a)	1,719	2,055
Non-current liabilities	21,242	21,429
Non-current liabilities due to affiliates(b)	695	500
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.

Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meats, sugar and other sweeteners, tomatoes, edible oils, coffee beans, eggs, wheat products, and fruits and vegetables to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, and cardboard to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor worldwide supply and cost trends of these commodities.
During the six months ended June 29, 2024, we experienced lower commodity costs primarily for wheat products, edible oils, and eggs, while costs for coffee, dairy products, and meat increased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on how we manage commodity costs.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2023.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our critical accounting estimates and assumptions related to goodwill and intangible assets are described below. We have included this update to our critical accounting estimates as we are performing an interim triggering event impairment test as a result of the Q2 North America reorganization. The Q2 North America reorganization did not impact our brands and the information below is limited to our consolidated goodwill balances. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 30, 2023 for a discussion of our other critical accounting estimates and assumptions.
As of June 29, 2024, we maintain 13 reporting units, nine of which comprise our goodwill balance. These nine reporting units had an aggregate goodwill carrying amount of $29.5 billion at June 29, 2024.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill or intangible asset impairments.

As of March 31, 2024, which was the first day of our second quarter of 2024, certain organizational changes occurred that impacted our reporting unit composition within our North America segment (the “Q2 North America reorganization”). Two of our North America reporting units — TMA and FBD — were reorganized into the four reporting units: TMS, HD, MC and AFH. The CNAC and Other North America reporting units were not impacted by this reorganization. As a result, reporting units impacted by this change were tested for impairment. Our indefinite-lived brands were not impacted by this reorganization and there are no material changes to the brands disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.
As part of the 2024 transition test, we recognized a non-cash impairment loss of approximately $854 million related to our MC reporting unit, which had a goodwill carrying amount of approximately $2.5 billion after impairment. Our reporting units that were impaired during the 2023 annual impairment test or the 2024 transition test were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Our reporting units that have 20% or less excess fair value over carrying amount as of the 2023 annual impairment test or the 2024 transition test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 10% or less fair value over carrying amount had an aggregate goodwill carrying amount after impairment of $6.0 billion as of the latest impairment test of each reporting unit and included MC, Northern Europe, Continental Europe, and CNAC. Reporting units with 10-20% fair value over carrying amount had an aggregate goodwill carrying amount of $18.9 billion as of the latest impairment test and TMS, AFH, and LATAM. Our HD and Asia reporting units had between 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $4.6 billion as of their latest impairment test. Our reporting units that have less than 5% excess fair value over carrying amount of their latest impairment test are considered at a heightened risk of future impairments and include our MC, Continental Europe, and CNAC reporting units, which had an aggregate goodwill carrying amount of $4.3 billion. Our four remaining reporting units had no goodwill carrying amount at the time of their latest impairment test.
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
The discount rates and long-term growth rates used to estimate the fair values of our reporting units with 20% or less excess fair value over carrying amount, as well as the goodwill carrying amounts, as of their latest impairment test date were as follows:

	Goodwill Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate
		Minimum	Maximum	Minimum	Maximum
Reporting units	$24.9	7.8%	10.8%	1.3%	2.5%
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates and long-term growth rates, on the fair values of our reporting units with 20% or less excess fair value over carrying amount. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.
If we had changed the assumptions used to estimate the fair value of our reporting units with 20% or less excess fair value over carrying amount, as a result of their latest impairment test date, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units (in billions):

	Discount Rate		Long-Term Growth Rate
	50-Basis-Point		25-Basis-Point
	Increase	Decrease	Increase	Decrease
Reporting units	$(4.4)	$5.1	$2.0	$(1.9)
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended June 29, 2024
North America	$4,921	$(9)	$—	$4,930
International Developed Markets	885	(11)	—	896
Emerging Markets	670	(30)	2	698
Kraft Heinz	$6,476	$(50)	$2	$6,524

Three Months Ended July 1, 2023
North America	$5,079	$—	$—	$5,079
International Developed Markets	932	—	—	932
Emerging Markets	710	19	16	675
Kraft Heinz	$6,721	$19	$16	$6,686

Year-over-year growth rates
North America	(3.1)%	(0.2) pp	0.0 pp	(2.9)%	1.3 pp	(4.2) pp
International Developed Markets	(5.0)%	(1.1) pp	0.0 pp	(3.9)%	(1.5) pp	(2.4) pp
Emerging Markets	(5.7)%	(7.0) pp	(2.1) pp	3.4%	1.9 pp	1.5 pp
Kraft Heinz	(3.6)%	(1.0) pp	(0.2) pp	(2.4)%	1.0 pp	(3.4) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Six Months Ended June 29, 2024
North America	$9,749	$(7)	$—	$9,756
International Developed Markets	1,740	(5)	—	1,745
Emerging Markets	1,398	(46)	12	1,432
Kraft Heinz	$12,887	$(58)	$12	$12,933

Six Months Ended July 1, 2023
North America	$9,964	$—	$—	$9,964
International Developed Markets	1,792	—	—	1,792
Emerging Markets	1,454	49	34	1,371
Kraft Heinz	$13,210	$49	$34	$13,127

Year-over-year growth rates
North America	(2.2)%	(0.1) pp	0.0 pp	(2.1)%	1.9 pp	(4.0) pp
International Developed Markets	(2.9)%	(0.3) pp	0.0 pp	(2.6)%	0.5 pp	(3.1) pp
Emerging Markets	(3.8)%	(6.6) pp	(1.6) pp	4.4%	2.9 pp	1.5 pp
Kraft Heinz	(2.4)%	(0.8) pp	(0.1) pp	(1.5)%	1.8 pp	(3.3) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating income/(loss)	$522	$1,376	$1,824	$2,619
Restructuring activities	3	(10)	—	(20)
Unrealized losses/(gains) on commodity hedges	1	(16)	(33)	(5)
Impairment losses	854	—	854	—
Certain non-ordinary course legal and regulatory matters	—	1	—	2
Adjusted Operating Income	$1,380	$1,351	$2,645	$2,596

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Diluted EPS	$0.08	$0.81	$0.74	$1.49
Restructuring activities(a)	—	(0.01)	—	(0.01)
Unrealized losses/(gains) on commodity hedges(b)	—	(0.01)	(0.02)	—
Impairment losses(c)	0.70	—	0.70	—
Losses/(gains) on sale of business(d)	—	—	0.05	—
Nonmonetary currency devaluation(e)	—	0.01	—	0.01
Certain significant discrete income tax items(f)	—	(0.01)	—	(0.01)
Adjusted EPS	$0.78	$0.79	$1.47	$1.48
(a)    Gross expenses/(income) included in restructuring activities were expenses of $2 million ($2 million after-tax) for the three months and income of $1 million (zero after-tax) for the six months ended June 29, 2024 and income of $10 million ($8 million after-tax) for the three months and $18 million ($15 million after-tax) for the six months ended July 1, 2023 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $1 million for the three months and $2 million for the six months ended June 29, 2024 and income of $6 million for the three months ended July 1, 2023; and
•SG&A included expenses of $2 million for the three months and income of $2 million for the six months ended June 29, 2024 and income of $4 million for the three months and $20 million for the six months ended July 1, 2023.
•Other expense/(income) included income of $1 million for the three and six months ended June 29, 2024 and expenses of $2 million for the six months ended July 1, 2023.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $1 million (zero after-tax) for the three months and income of $33 million ($26 million after-tax) for the six months ended June 29, 2024 and income of $16 million ($13 million after-tax) for the three months and $5 million ($4 million after-tax) for the six months ended July 1, 2023.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $854 million ($854 million after-tax) for the three and six months ended June 29, 2024, which were recorded in SG&A;
(d)    Gross expenses/(income) included in losses/(gains) on sale of business were income of $1 million ($14 million after-tax) for the three months and expenses of $79 million ($54 million after-tax) for the six months ended June 29, 2024 and were recorded in other expense/(income).
(e)    Gross expenses included in nonmonetary currency devaluation were $1 million ($1 million after-tax) for the three months and $4 million ($4 million after-tax) for the six months ended June 29, 2024 and $15 million ($15 million after-tax) for the three months and $18 million ($18 million after-tax) for the six months ended July 1, 2023 and were recorded in other expense/(income).
(f)    Certain significant discrete income tax items were a benefit of $17 million for the three and six months ended July 1, 2023. The benefit represents the reversal of uncertain tax position reserves related to the U.S. Tax Cuts and Jobs Act resulting from a conclusion of the Internal Revenue Service’s income tax examination for the year 2017 and the lapsing of the statute of limitations for such year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the six months ended June 29, 2024. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 30, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 29, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During 2024, we started a multi-year migration of certain of our financial processing systems, including the implementation of a new enterprise resource planning (ERP) solution which will replace our existing ERPs. The implementation is expected to occur in phases throughout our businesses over the next several years, and we anticipate the first phase to be completed in the first half of 2025. We are evaluating the design and operating effectiveness of internal controls as they relate to the system upgrades, and we will implement any required control changes prior to relevant go-live dates associated with the system implementations.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended June 29, 2024 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
3/31/2024 — 5/4/2024	274,247	$36.79	250,000	$2,541
5/5/2024 — 6/1/2024	5,433,662	36.28	5,310,862	2,350
6/2/2024 — 6/29/2024	70,208	35.36	—	2,350
Total	5,778,117		5,560,862
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
Item 5. Other Information.
(c) Insider Stock Trading Arrangements: On May 2, 2024, Rashida La Lande, Executive Vice President and Chief Legal and Corporate Affairs Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 160,816 shares of Kraft Heinz common stock, as well as any shares of common stock underlying dividend equivalent units that accrue RSUs when dividends are paid on shares of Kraft Heinz common stock (less any shares that may be withheld for taxes upon vesting), between March 3, 2025 and March 31, 2026, subject to certain conditions. On May 17, 2024, Carlos Abrams-Rivera, Chief Executive Officer and member of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 132,183 shares of Kraft Heinz common stock between August 19, 2024 and May 16, 2025, subject to certain conditions.

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended June 29, 2024, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	July 31, 2024
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	July 31, 2024
		By:	/s/ Chris Asher
Chris Asher
Deputy Global Controller
(Principal Accounting Officer)