Form 10-Q
period 2024-09-28
Kraft Heinz Co
filed 2024-10-30
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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

As of October 26, 2024, there were 1,209,174,894 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$6,383	$6,570	$19,270	$19,780
Cost of products sold	4,197	4,335	12,547	13,171
Gross profit	2,186	2,235	6,723	6,609
Selling, general and administrative expenses, excluding impairment losses	859	920	2,718	2,675
Goodwill impairment losses	707	510	1,561	510
Intangible asset impairment losses	721	152	721	152
Selling, general and administrative expenses	2,287	1,582	5,000	3,337
Operating income/(loss)	(101)	653	1,723	3,272
Interest expense	230	228	685	683
Other expense/(income)	(48)	(35)	(56)	(94)
Income/(loss) before income taxes	(283)	460	1,094	2,683
Provision for/(benefit from) income taxes	7	206	480	594
Net income/(loss)	(290)	254	614	2,089
Net income/(loss) attributable to noncontrolling interest	—	(8)	1	(9)
Net income/(loss) attributable to common shareholders	$(290)	$262	$613	$2,098
Per share data applicable to common shareholders:
Basic earnings/(loss)	$(0.24)	$0.21	$0.51	$1.71
Diluted earnings/(loss)	(0.24)	0.21	0.50	1.70
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income/(loss)	$(290)	$254	$614	$2,089
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	369	(355)	77	(61)
Net deferred gains/(losses) on net investment hedges	(128)	92	(25)	17
Amounts excluded from the effectiveness assessment of net investment hedges	9	7	27	21
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(9)	(8)	(27)	(21)
Net deferred gains/(losses) on cash flow hedges	(8)	14	(5)	5
Amounts excluded from the effectiveness assessment of cash flow hedges	6	3	5	13
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(26)	13	(7)	(18)
Amounts excluded from the effectiveness assessment of fair value hedges	(12)	—	(9)	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(3)	(1)	(10)	(8)
Total other comprehensive income/(loss)	198	(235)	26	(52)
Total comprehensive income/(loss)	(92)	19	640	2,037
Comprehensive income/(loss) attributable to noncontrolling interest	7	(11)	(30)	(8)
Comprehensive income/(loss) attributable to common shareholders	$(99)	$30	$670	$2,045
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	September 28, 2024	December 30, 2023
ASSETS
Cash and cash equivalents	$1,284	$1,400
Trade receivables (net of allowances of $32 at September 28, 2024 and $38 at December 30, 2023)	2,178	2,112
Inventories	3,872	3,614
Prepaid expenses	228	234
Other current assets	633	566
Assets held for sale	7	3
Total current assets	8,202	7,929
Property, plant and equipment, net	7,137	7,122
Goodwill	28,946	30,459
Intangible assets, net	41,802	42,448
Other non-current assets	2,479	2,381
TOTAL ASSETS	$88,566	$90,339
LIABILITIES AND EQUITY
Commercial paper and other short-term debt	$13	$—
Current portion of long-term debt	695	638
Accounts payable	4,553	4,627
Accrued marketing	752	733
Interest payable	273	258
Other current liabilities	1,442	1,781
Total current liabilities	7,728	8,037
Long-term debt	19,383	19,394
Deferred income taxes	10,023	10,201
Accrued postemployment costs	140	143
Long-term deferred income	1,386	1,424
Other non-current liabilities	1,437	1,418
TOTAL LIABILITIES	40,097	40,617
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	6	34
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,254 shares issued and 1,209 shares outstanding at September 28, 2024; 1,249 shares issued and 1,218 shares outstanding at December 30, 2023)	12	12
Additional paid-in capital	52,106	52,037
Retained earnings/(deficit)	521	1,367
Accumulated other comprehensive income/(losses)	(2,547)	(2,604)
Treasury stock, at cost (45 shares at September 28, 2024 and 31 shares at December 30, 2023)	(1,764)	(1,286)
Total shareholders' equity	48,328	49,526
Noncontrolling interest	135	162
TOTAL EQUITY	48,463	49,688
TOTAL LIABILITIES AND EQUITY	$88,566	$90,339
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2023	$12	$52,037	$1,367	$(2,604)	$(1,286)	$162	$49,688
Net income/(loss) excluding redeemable noncontrolling interest	—	—	801	—	—	2	803
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(65)	—	(29)	(94)
Dividends declared-common stock ($0.40 per share)	—	—	(488)	—	—	—	(488)
Dividends declared-noncontrolling interest ($98.77 per share)	—	—	—	—	—	(7)	(7)
Repurchase of common stock	—	—	—	—	(280)	—	(280)
Exercise of stock options, issuance of other stock awards, and other	—	13	—	—	15	3	31
Balance at March 30, 2024	$12	$52,050	$1,680	$(2,669)	$(1,551)	$131	$49,653
Net income/(loss) excluding redeemable noncontrolling interest	—	—	102	—	—	(1)	101
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(69)	—	(4)	(73)
Dividends declared-common stock ($0.40 per share)	—	—	(485)	—	—	—	(485)
Repurchase of common stock	—	—	—	—	(204)	—	(204)
Exercise of stock options, issuance of other stock awards, and other	—	36	—	—	(7)	—	29
Balance at June 29, 2024	$12	$52,086	$1,297	$(2,738)	$(1,762)	$126	$49,021
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(290)	—	—	—	(290)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	191	—	8	199
Dividends declared-common stock ($0.40 per share)	—	—	(486)	—	—	—	(486)
Exercise of stock options, issuance of other stock awards, and other	—	20	—	—	(2)	1	19
Balance at September 28, 2024	$12	$52,106	$521	$(2,547)	$(1,764)	$135	$48,463

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$12	$51,834	$489	$(2,810)	$(847)	$152	$48,830
Net income/(loss) excluding redeemable noncontrolling interest	—	—	836	—	—	1	837
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	62	—	4	66
Dividends declared-common stock ($0.40 per share)	—	—	(494)	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	76	—	—	(5)	3	74
Balance at April 1, 2023	$12	$51,910	$831	$(2,748)	$(852)	$160	$49,313
Net income/(loss) excluding redeemable noncontrolling interest	—	—	1,000	—	—	—	1,000
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	117	—	—	117
Dividends declared-common stock ($0.40 per share)	—	—	(495)	—	—	—	(495)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	57	—	—	(18)	—	39
Balance at July 1, 2023	$12	$51,967	$1,336	$(2,631)	$(870)	$160	$49,974
Net income/(loss) excluding redeemable noncontrolling interest	—	—	262	—	—	(2)	260
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(232)	—	(3)	(235)
Dividends declared-common stock ($0.40 per share)	—	—	(494)	—	—	—	(494)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	37	—	—	(111)	3	(71)
Balance at September 30, 2023	$12	$52,004	$1,104	$(2,863)	$(981)	$158	$49,434
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 28, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$614	$2,089
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	714	710
Amortization of postemployment benefit plans prior service costs/(credits)	(6)	(10)
Divestiture-related license income	(41)	(41)
Equity award compensation expense	83	110
Deferred income tax provision/(benefit)	(277)	(15)
Postemployment benefit plan contributions	16	(18)
Goodwill and intangible asset impairment losses	2,282	662
Nonmonetary currency devaluation	7	27
Loss/(gain) on sale of business	78	2
Other items, net	(39)	(44)
Changes in current assets and liabilities:
Trade receivables	(83)	(16)
Inventories	(392)	(277)
Accounts payable	48	(221)
Other current assets	(129)	139
Other current liabilities	(79)	(477)
Net cash provided by/(used for) operating activities	2,796	2,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(777)	(779)
Proceeds from sale of business, net of cash disposed and working capital adjustments	5	—
Payments to acquire intangible assets	(140)	—
Other investing activities, net	63	41
Net cash provided by/(used for) investing activities	(849)	(738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(607)	(823)
Proceeds from issuance of long-term debt	594	657
Dividends paid	(1,452)	(1,474)
Repurchases of common stock	(538)	(150)
Other financing activities, net	(43)	(26)
Net cash provided by/(used for) financing activities	(2,046)	(1,816)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(17)	(53)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(116)	13
Balance at beginning of period	1,404	1,041
Balance at end of period	$1,288	$1,054
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

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At September 28, 2024, we had $2 million of restricted cash recorded in other current assets and $2 million of restricted cash recorded in other non-current assets. At December 30, 2023, we had restricted cash recorded in other current assets of $3 million and $1 million of restricted cash in other non-current assets. Total cash, cash equivalents, and restricted cash was $1,288 million at September 28, 2024 and $1,404 million at December 30, 2023.
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
Note 4. Acquisitions and Divestitures
Divestitures
Russia Infant Transaction:
On March 11, 2024, we closed and finalized the sale of our infant nutrition business in Russia to a third party for total cash consideration of approximately $25 million (the “Russia Infant Transaction”). As a result of the Russia Infant Transaction, we recognized an insignificant pre-tax gain in other expense/(income) on our condensed consolidated statement of income in the first quarter of 2024.
Papua New Guinea Transaction:
On February 5, 2024, we closed and finalized the sale of 100% of the equity interests in our Papua New Guinea subsidiary, Hugo Canning Company Limited, to a third party for total cash consideration of approximately $22 million, which is to be paid incrementally over two years following the transaction closing date (the “Papua New Guinea Transaction”). As a result of the Papua New Guinea Transaction, we recognized a pre-tax loss on sale of business of approximately $80 million in other expense/(income) on our condensed consolidated statement of income in the first quarter of 2024, of which approximately $41 million relates to the release of accumulated foreign currency losses.

Deal Costs:
We incurred insignificant deal costs for the three and nine months ended September 28, 2024 and the three and nine months ended September 30, 2023 related to our divestitures. We recognized these deal costs in selling, general and administrative expenses (“SG&A”).
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our restructuring activities.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. For the nine months ended September 28, 2024, we eliminated approximately 100 positions related to these programs. As of September 28, 2024, we expect to eliminate approximately 40 additional positions during the remainder of 2024. For the three months ended September 28, 2024, restructuring activities resulted in income of $7 million, which included a net benefit of $6 million from other restructuring costs and a net benefit of $1 million from severance and employee benefit costs. For the nine months ended September 28, 2024, restructuring activities resulted in income of $8 million, which included a net benefit of $7 million from severance and employee benefit costs and a net benefit of $1 million from other restructuring costs. Restructuring activities resulted in expenses of $45 million for the three months and $27 million for the nine months ended September 30, 2023.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 30, 2023	$23	$14	$37
Charges/(credits)	(7)	—	(7)
Cash payments	(13)	(1)	(14)
Non-cash utilization	1	—	1
Balance at September 28, 2024	$4	$13	$17
We expect the majority of the liability for severance and employee benefit costs as of September 28, 2024 to be paid by the end of 2024. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2024 and 2031.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Severance and employee benefit costs - Cost of products sold	$(1)	$2	$(1)	$7
Severance and employee benefit costs - SG&A	—	—	(5)	(7)
Severance and employee benefit costs - Other expense/(income)	—	—	(1)	2
Asset-related costs - Cost of products sold	—	41	—	32
Asset-related costs - SG&A	—	—	—	(1)
Other costs - Cost of products sold	1	1	3	5
Other costs - SG&A	—	1	3	(11)
Other costs - Other expense/(income)	(7)	—	(7)	—
	$(7)	$45	$(8)	$27

We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
North America	$—	$9	$(1)	$(1)
International Developed Markets	(8)	—	(10)	(1)
Emerging Markets(a)	—	36	—	42
General corporate expenses	1	—	3	(13)
	$(7)	$45	$(8)	$27
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
Note 6. Inventories
Inventories consisted of the following (in millions):

	September 28, 2024	December 30, 2023
Packaging and ingredients	$970	$1,014
Spare parts	247	233
Work in process	348	338
Finished products	2,307	2,029
Inventories	$3,872	$3,614
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
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International Developed Markets	Emerging Markets	Total
Balance at December 30, 2023	$27,248	$2,687	$524	$30,459
Impairment losses	(898)	(479)	(184)	(1,561)
Translation adjustments and other	(14)	85	(23)	48
Balance at September 28, 2024	$26,336	$2,293	$317	$28,946
2024 Year-to-Date Goodwill Impairment Testing
As a result of the Q2 North America reorganization, we reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative fair value approach. We performed an interim impairment test (or “2024 transition test”) on the affected reporting units on both a pre- and post-reorganization basis.

As part of our Q2 North America pre-reorganization impairment test of the TMA and FBD reporting units, we utilized the discounted cash flow method under the income approach to estimate the fair values as of March 31, 2024, for these two reporting units and concluded that the fair value of these reporting units exceeded their carrying values and no impairment was recorded.
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
We performed our 2024 annual impairment test as of June 30, 2024, which was the first day of our third quarter of 2024. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2024 annual impairment test, we recognized non-cash goodwill impairment losses in SG&A of approximately $479 million related to our Continental Europe reporting unit within our International Developed Markets segment, $184 million related to our LATAM reporting unit within Emerging Markets, and $44 million related to our AFH reporting unit within our North America segment. The impairment of our Continental Europe reporting unit was primarily driven by a reduction of future year profitability assumptions from prior estimates in non-core categories and the Just Spices business, as well as higher intercompany royalty expenses resulting from a change in our product mix. The impairment of our LATAM reporting unit was primarily driven by a reduction of future year profitability assumptions from prior estimates and negative macroeconomic factors, including weakening of the foreign currency exchange rate of the Brazilian real relative to the U.S. dollar. After these impairments, the goodwill carrying amount is approximately $2.8 billion in our AFH reporting unit, approximately $501 million in our Continental Europe reporting unit, and there is no goodwill carrying value remaining in our LATAM reporting unit.
In performing these tests, we incorporated information that was known through the date of filing this Quarterly Report on Form 10-Q.
As of the 2024 annual impairment test, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $24.2 billion and included TMS, MC, AFH, CNAC, Northern Europe, and Continental Europe. Our HD and Asia reporting units had 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $4.6 billion as of our 2024 annual impairment test date.
As of September 28, 2024, we maintain 12 reporting units, eight of which comprise our goodwill balance. These eight reporting units had an aggregate goodwill carrying amount of $28.9 billion at September 28, 2024.
Accumulated impairment losses to goodwill were $13.4 billion as of September 28, 2024 and $11.8 billion as of December 30, 2023.
2023 Year-to-Date Goodwill Impairment Testing
We performed our 2023 annual impairment test as of July 2, 2023, which was the first day of our third quarter of 2023. In performing this test, we incorporated information that was known through the date of filing our Quarterly Report on Form 10-Q for the period ended September 30, 2023. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2023 annual impairment test, we recognized a non-cash goodwill impairment loss of approximately $510 million in SG&A, which included a $452 million impairment loss in our Canada and North America Coffee (“CNAC”) reporting unit within our North America segment and a $58 million impairment loss in our Continental Europe reporting unit within our former International segment. These impairments were primarily driven by an increase in the discount rate, which was impacted by higher interest rates, a decline in market capitalization, and other market inputs.

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
Our reporting units that were impaired in 2024 and 2023 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and our other reporting units that had 20% or less excess fair value over carrying amount as of our 2024 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units had more than 20% excess fair value over carrying amount as of our 2024 annual impairment test, this amount is also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 30, 2023	$38,502
Impairment losses	(593)
Translation adjustments and other	137
Balance at September 28, 2024	$38,046
2024 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.0 billion at September 28, 2024.
As a result of our 2024 annual impairment test as of June 30, 2024, we recognized non-cash intangible asset impairment losses of $593 million in SG&A in the third quarter of 2024 related to our Lunchables, Claussen, and Wattie’s brands. We utilized the relief from royalty method under the income approach to estimate the fair values and recorded non-cash impairment losses of $560 million in our North America segment and $33 million in our International Developed Markets segment, consistent with ownership of the trademarks. The impairments of the Lunchables and Wattie’s brands were primarily due to a reduction of future year revenue growth and margin assumptions from prior estimates. The impairment of the Claussen brand was primarily due to a reduction of future year margin assumptions from prior estimates. After these impairments, the aggregate carrying amount of these brands was $1.2 billion.
As of the 2024 annual impairment test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $18.1 billion, brands with 20-50% fair value over carrying amount had an aggregate carrying amount of $2.8 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $16.9 billion.
2023 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
As a result of our 2023 annual impairment test as of July 2, 2023, we recognized non-cash intangible asset impairment losses of $152 million in SG&A in the third quarter of 2023 related to Maxwell House, Cool Whip, and two other brands. We utilized the relief from royalty method under the income approach to estimate the fair values and recorded non-cash impairment losses of $139 million in our North America segment and $13 million in our former International segment, consistent with ownership of the trademarks. The impairment of these four brands was primarily due to an increase in the discount rate, which was impacted by higher interest rates, a decline in market capitalization, and other market inputs, as well as sustained expectations of declining revenue growth in future years and decreased margin expectations.

As part of the 2023 annual impairment test, we reclassified two indefinite-lived intangible assets to definite-lived intangible assets related to trademarks in our former International segment that had a history of impairment and limited capital investment. After the fair value assessment of these brands as part of the 2023 annual impairment test, we transferred $73 million from indefinite-lived intangible assets to definite-lived trademarks as of July 2, 2023, and recognized three months of amortization expense as of September 30, 2023.
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
Our brands that were impaired in 2024 and 2023 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that had 20% or less excess fair value over carrying amount as of our 2024 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands had more than 20% excess fair value over carrying amount as of our 2024 annual impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	September 28, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,442	$(886)	$1,556	$2,313	$(755)	$1,558
Customer-related assets	3,715	(1,524)	2,191	3,710	(1,331)	2,379
Other	12	(3)	9	12	(3)	9
	$6,169	$(2,413)	$3,756	$6,035	$(2,089)	$3,946
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
In the third quarter of 2024, we recognized non-cash definite-lived intangible asset impairment losses of $128 million in SG&A related to the Just Spices trademark and customer-related assets. We utilized the relief from royalty method under the income approach for the trademark and the distributor method under the income approach for the customer-related assets to estimate the fair values and recorded non-cash impairment losses in our Continental Europe reporting unit within our International Developed Markets segment, consistent with ownership of the trademarks and customer-related assets. The impairment of Just Spices trademark and customer-related assets were primarily due to a reduction of future year revenue growth and margin assumptions from prior expectations.
Amortization expense for definite-lived intangible assets was $62 million for the three months and $191 million for the nine months ended September 28, 2024, and $61 million for the three months and $187 million for the nine months ended September 30, 2023. Aside from amortization expense, the change in definite-lived intangible assets from December 30, 2023 to September 28, 2024, primarily related to the acquisition of the TGI Friday License, the $128 million of non-cash impairment losses related to the Just Spices trademark and customer-related assets within our International Developed Markets segment, and the impacts of foreign currency.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $250 million in 2024, $250 million in each of the following three years, and $240 million in 2028 and 2029.

Note 8. Income Taxes
The provision for income taxes consists of provisions for federal, state, and non-U.S. income taxes. We operate in an international environment; accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, the calculation of the percentage point impact of goodwill impairment and other items on the effective tax rate is affected by income/(loss) before income taxes. Further, small movements in tax rates due to a change in tax law or a change in tax rates that cause us to revalue our deferred tax balances produce volatility in our effective tax rate. Our quarterly income tax provision is determined based on our estimated full year effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized on a discrete period basis in the income tax provision for the period in which they occur. Our estimated annual effective tax rate was 20.5% as of September 28, 2024, and 20.5% as of September 30, 2023.
Our effective tax rate for the three months ended September 28, 2024 was an expense of 2.5% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 23.1%. In addition to the impact of these non-cash impairment losses, our effective tax rate was unfavorably impacted by the establishment of valuation allowances in certain foreign jurisdictions, partially offset by the favorable changes in estimates of certain 2023 U.S. income and deductions and the geographic mix of pre-tax income in various non-U.S. jurisdictions.
Our effective tax rate for the three months ended September 30, 2023 was an expense of 44.7% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 24.3%. In addition to the impact of these non-cash impairment losses, our effective tax rate was favorably impacted by changes in estimates of certain 2022 U.S. income and deductions as well as the geographic mix of pre-tax income in various non-U.S. jurisdictions, partially offset by certain net discrete items including a net increase in uncertain tax position reserves.
The year-over-year change in the effective tax rate for the three-month period was primarily due to the unfavorable impact of goodwill and intangible asset impairment losses and the establishment of valuation allowances in certain foreign jurisdictions, partially offset by more favorable changes in estimates of certain 2022 U.S. income and deductions in the prior year period.
Our effective tax rate for the nine months ended September 28, 2024 was an expense of 43.9% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 22.9%. In addition to the impact of these non-cash impairment losses, our effective tax rate was unfavorably impacted by certain net discrete items including the establishment of valuation allowances in certain foreign jurisdictions, partially offset by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
Our effective tax rate for the nine months ended September 30, 2023 was an expense of 22.1% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 3.9%. In addition to the impact of these non-cash impairment losses, our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions and certain net discrete items, including the net decrease in uncertain tax position reserves primarily in the U.S. resulting from a conclusion of the Internal Revenue Service’s (“IRS”) income tax examination for the year 2017 and the lapsing of the statute of limitations for such year (2.1%), as well as favorable changes in estimates of certain 2022 U.S. income and deductions. These impacts were partially offset by the impact of certain unfavorable net discrete items.
The year-over-year increase in the effective tax rate for the nine-month period was primarily due to the unfavorable impact of goodwill and intangible asset impairment losses, the establishment of valuation allowances in certain foreign jurisdictions, and the impact of a net decrease in uncertain tax position reserves in the prior year period.
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

The Organization for Economic Co-operation and Development (OECD), a global coalition of member countries, proposed a two-pillar plan to reform international taxation. The proposals aim to ensure a fairer distribution of profits among countries and impose a floor on tax competition through the introduction of a global minimum tax. Many countries have enacted or begun the process of enacting laws based on the two-pillar plan proposals. As part of our planning for the changes resulting from this tax reform, we are currently evaluating certain updates to our organizational structure. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance. We will continue to monitor developments to determine any potential impact in the countries in which we operate.
Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 30, 2023	8,022,540	$46.87
Granted	654,724	35.13
Forfeited	(1,467,229)	46.75
Exercised	(308,010)	25.95
Outstanding at September 28, 2024	6,902,025	46.71
The aggregate intrinsic value of stock options exercised during the period was insignificant for the nine months ended September 28, 2024.
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2023	7,722,870	$36.80
Granted	3,085,347	35.33
Forfeited	(731,541)	37.23
Vested	(3,242,886)	34.12
Outstanding at September 28, 2024	6,833,790	37.36
The aggregate fair value of RSUs that vested during the period was $115 million for the nine months ended September 28, 2024.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2023	4,855,432	$33.65
Granted	2,591,382	29.14
Forfeited	(833,074)	32.36
Vested	(1,143,479)	33.36
Outstanding at September 28, 2024	5,470,261	31.76
The aggregate fair value of PSUs that vested during the period was $40 million for the nine months ended September 28, 2024.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our postemployment-related accounting policies.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plan		Non-U.S. Plans
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$—	$—	$2	$2
Interest cost	33	35	14	17
Expected return on plan assets	(49)	(48)	(21)	(23)
Amortization of prior service costs/(credits)	1	—	—	1
Amortization of unrecognized losses/(gains)	—	—	3	4
Other	—	—	(7)	—
Net pension cost/(benefit)	$(15)	$(13)	$(9)	$1

	For the Nine Months Ended
	U.S. Plan		Non-U.S. Plans
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$1	$1	$5	$5
Interest cost	100	106	42	50
Expected return on plan assets	(147)	(146)	(63)	(66)
Amortization of prior service costs/(credits)	1	—	1	1
Amortization of unrecognized losses/(gains)	—	—	9	10
Special/contractual termination benefits	—	—	(1)	2
Other	—	—	(7)	—
Net pension cost/(benefit)	$(45)	$(39)	$(14)	$2
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $5 million during the nine months ended September 28, 2024 and plan to make further contributions of approximately $2 million during the remainder of 2024. We did not contribute to our U.S. pension plan during the nine months ended September 28, 2024 and do not plan to make contributions during the remainder of 2024. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2024. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
In 2023, we settled one of our U.K. defined benefit pension plans, which resulted in a surplus asset. During the third quarter of 2024, the surplus asset was distributed to Kraft Heinz as a negative contribution in the amount of $29 million net of tax, which is shown as a cash inflow on the Consolidated Statements of Cash Flows.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$1	$1	$2	$2
Interest cost	8	10	24	28
Expected return on plan assets	(14)	(14)	(42)	(41)
Amortization of prior service costs/(credits)	(3)	(4)	(8)	(11)
Amortization of unrecognized losses/(gains)	(5)	(3)	(16)	(11)
Net postretirement cost/(benefit)	$(13)	$(10)	$(40)	$(33)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the nine months ended September 28, 2024, we contributed $8 million to our postretirement benefit plans. We plan to make further contributions of approximately $4 million to our postretirement benefit plans during the remainder of 2024. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2024. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	September 28, 2024	December 30, 2023
Commodity contracts	$1,032	$954
Foreign exchange contracts	4,399	4,618
Cross-currency contracts	7,397	6,133

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	September 28, 2024
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$9	$38	$9	$38
Cross-currency contracts(b)	—	—	142	254	142	254
Derivatives not designated as hedging instruments:
Commodity contracts(c)	36	48	6	7	42	55
Foreign exchange contracts(a)	—	—	19	26	19	26
Cross-currency contracts(b)	—	—	9	—	9	—
Total fair value	$36	$48	$185	$325	$221	$373
(a)    At September 28, 2024, the fair value of our derivative assets was recorded in other current assets ($27 million) and other non-current assets ($1 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($48 million) and other non-current liabilities ($16 million).
(b)    At September 28, 2024, the fair value of our derivative assets was recorded in other current assets ($58 million) and other non-current assets ($93 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($45 million) and other non-current liabilities ($209 million).
(c)     At September 28, 2024, the fair value of our derivative assets was recorded in other current assets ($40 million) and other non-current assets ($2 million), and the fair value of derivative liabilities was recorded in other current liabilities ($49 million) and non-current liabilities ($6 million).

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $152 million at September 28, 2024 and $130 million at December 30, 2023. We had posted collateral related to commodity derivative margin requirements of $12 million at September 28, 2024 and $41 million at December 30, 2023, which were included in prepaid expenses on our condensed consolidated balance sheets.
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
Net Investment Hedging:
At September 28, 2024, we had the following items designated as net investment hedges:
•Non-derivative foreign-currency denominated debt with principal amounts of €300 million and £400 million; and
•Cross-currency contracts with notional amounts of C$1.8 billion ($1.3 billion), €2.1 billion ($2.3 billion), JPY9.6 billion ($68 million), and CNY2.5 billion ($344 million).
We periodically use non-derivative instruments such as non-U.S. dollar financing transactions or non-U.S. dollar assets or liabilities, including intercompany loans, to hedge the exposure of changes in underlying foreign-currency denominated subsidiary net assets, and they are designated as net investment hedges. At September 28, 2024, we had a euro intercompany loan with a notional amount of $363 million designated as a net investment hedge.
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts and remeasurements of our foreign-currency denominated debt.
Cash Flow Hedge Coverage:
At September 28, 2024, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 22 months and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next 54 months.
Fair Value Hedge Coverage:
In 2024, we designated cross-currency contracts as fair value hedges of the foreign currency exposure of foreign currency denominated intercompany loans. At September 28, 2024, the notional amounts of the cross-currency contracts were £683 million ($864 million) and MXN4.8 billion ($251 million) and the carrying value of the hedged items was $1.2 billion. The gains/(losses) on the hedged item, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contract, which is reported in the same income statement line item in the same period. The amounts excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis in the same line item as the hedged item.
Deferred Hedging Gains and Losses on Fair Value and Cash Flow Hedges:
Based on our valuation at September 28, 2024 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges, cross-currency cash flow hedges, and cross-currency fair value hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) on foreign-currency cash flow hedges during the next 12 months to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cash flow hedges:
Foreign exchange contracts	$(14)	$29	$17	$11	Cost of products sold
Foreign exchange contracts (excluded component)	1	(3)	(5)	(6)	Cost of products sold
Foreign exchange contracts	(2)	—	(2)	—	SG&A
Foreign exchange contracts	(38)	—	(11)	—	Other expense/(income)
Foreign exchange contracts (excluded component)	5	—	5	—	Other expense/(income)
Cross-currency contracts	61	(14)	2	20	Other expense/(income)
Cross-currency contracts (excluded component)	—	7	—	20	Other expense/(income)
Cross-currency contracts	(6)	(7)	(21)	(20)	Interest expense
Interest rate contracts	—	—	—	(3)	Interest expense
Net investment hedges:
Foreign exchange contracts	(3)	1	(3)	4	Other expense/(income)
Foreign exchange contracts (excluded component)	1	—	1	1	Interest expense
Cross-currency contracts	(101)	77	5	7	Other expense/(income)
Cross-currency contracts (excluded component)	10	10	34	27	Interest expense
Fair value hedges:
Cross-currency contracts (excluded component)	(24)	—	(21)	—	Other expense/(income)
Total gains/(losses) recognized in statements of comprehensive income	$(110)	$100	$1	$61

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) recorded to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	September 28, 2024			September 30, 2023
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,197	$230	$(48)	$4,335	$228	$(35)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$4	$—	$(39)	$8	$—	$—
Foreign exchange contracts (excluded component)	(1)	—	3	(3)	—	—
Cross-currency contracts	—	(6)	81	—	(8)	(31)
Cross-currency contracts (excluded component)	—	—	—	—	—	7
Net investment hedges:(a)
Foreign exchange contracts (excluded component)	—	1	—	—	1	—
Cross-currency contracts (excluded component)	—	10	—	—	9	—
Fair Value hedges:
Cross-currency contracts	—	—	(56)	—	—	—
Hedged items(b)	—	—	56	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(6)	—	—	24	—	—
Foreign exchange contracts	—	—	—	—	—	(5)
Cross-currency contracts	—	—	13	—	—	(1)
Total gains/(losses) recognized in statements of income	$(3)	$5	$58	$29	$2	$(30)
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedged items gains/(losses) in fair value hedges.

	For the Nine Months Ended
	September 28, 2024			September 30, 2023
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$12,547	$685	$(56)	$13,171	$683	$(94)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$9	$—	$(12)	$27	$—	$—
Foreign exchange contracts (excluded component)	(5)	—	6	(8)	—	—
Cross-currency contracts	—	(21)	23	—	(21)	(2)
Cross-currency contracts (excluded component)	—	—	—	—	—	20
Net investment hedges:(a)
Foreign exchange contracts (excluded component)	—	1	—	—	1	—
Cross-currency contracts (excluded component)	—	34	—	—	26	—
Fair Value hedges:
Cross-currency contracts	—	—	(63)	—	—	—
Hedged items(b)	—	—	63	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(4)	—	—	(50)	—	—
Foreign exchange contracts	—	—	9	—	—	(12)
Interest rates contracts(c)	—	—	(3)	—	—	—
Cross-currency contracts	—	—	(6)	—	—	2
Total gains/(losses) recognized in statements of income	$—	$14	$17	$(31)	$6	$8
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
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $66 million for the three months and $35 million for the nine months ended September 28, 2024 and pre-tax gains of $44 million for the three months and $12 million for the nine months ended September 30, 2023. These amounts were recognized in other comprehensive income/(loss).

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Net Fair Value Hedges	Total
Balance as of December 30, 2023	$(2,634)	$15	$15	$—	$(2,604)
Foreign currency translation adjustments	108	—	—	—	108
Net deferred gains/(losses) on net investment hedges	(25)	—	—	—	(25)
Amounts excluded from the effectiveness assessment of net investment hedges	27	—	—	—	27
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(27)	—	—	—	(27)
Net deferred gains/(losses) on cash flow hedges	—	—	(5)	—	(5)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	5	—	5
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(7)	—	(7)
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	(9)	(9)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(10)	—	—	(10)
Total other comprehensive income/(loss)	83	(10)	(7)	(9)	57
Balance as of September 28, 2024	$(2,551)	$5	$8	$(9)	$(2,547)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	September 28, 2024			September 30, 2023
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$362	$—	$362	$(352)	$—	$(352)
Net deferred gains/(losses) on net investment hedges	(170)	42	(128)	122	(30)	92
Amounts excluded from the effectiveness assessment of net investment hedges	11	(2)	9	10	(3)	7
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(11)	2	(9)	(10)	2	(8)
Net deferred gains/(losses) on cash flow hedges	1	(9)	(8)	8	6	14
Amounts excluded from the effectiveness assessment of cash flow hedges	6	—	6	4	(1)	3
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(42)	16	(26)	27	(14)	13
Amounts excluded from the effectiveness assessment of fair value hedges	(24)	12	(12)	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(4)	1	(3)	(2)	1	(1)

	For the Nine Months Ended
	September 28, 2024			September 30, 2023
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$108	$—	$108	$(62)	$—	$(62)
Net deferred gains/(losses) on net investment hedges	(33)	8	(25)	23	(6)	17
Amounts excluded from the effectiveness assessment of net investment hedges	35	(8)	27	28	(7)	21
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(35)	8	(27)	(27)	6	(21)
Net deferred gains/(losses) on cash flow hedges	(15)	10	(5)	8	(3)	5
Amounts excluded from the effectiveness assessment of cash flow hedges	—	5	5	14	(1)	13
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	3	(10)	(7)	(16)	(2)	(18)
Amounts excluded from the effectiveness assessment of fair value hedges	(21)	12	(9)	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(13)	3	(10)	(11)	3	(8)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$(1)	$(1)	$(1)	$(1)	Interest expense
Cross-currency contracts(a)	(10)	(9)	(34)	(26)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	(3)	(5)	(4)	(19)	Cost of products sold
Foreign exchange contracts(b)	36	—	6	—	Other expense/(income)
Cross-currency contracts(b)	(81)	24	(23)	(18)	Other expense/(income)
Cross-currency contracts(b)	6	8	21	21	Interest expense
Interest rate contracts(c)	—	—	3	—	Other expense/(income)
Losses/(gains) on hedges before income taxes	(53)	17	(32)	(43)
Losses/(gains) on hedges, income taxes	18	(12)	(2)	4
Losses/(gains) on hedges	$(35)	$5	$(34)	$(39)
Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(2)	$1	$(7)	$(1)
Amortization of prior service costs/(credits)(d)	(2)	(3)	(6)	(10)
Losses/(gains) on postemployment benefits before income taxes	(4)	(2)	(13)	(11)
Losses/(gains) on postemployment benefits, income taxes	1	1	3	3
Losses/(gains) on postemployment benefits	$(3)	$(1)	$(10)	$(8)
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
Note 13. Financing Arrangements
Transfers of Financial Assets:
We have a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. There were no receivables sold under this accounts receivable factoring program during the three and nine months ended September 28, 2024, and no amounts outstanding as of September 28, 2024. Receivables sold under this accounts receivable factoring program were $242 million during the three months and $863 million during the nine months ended September 30, 2023, and there were no amounts outstanding as of December 30, 2023. There were no incremental costs of factoring receivables under this arrangement for the three and nine months ended September 28, 2024 and there was an insignificant amount for the three and nine months ended September 30, 2023. The proceeds from the sales of receivables are included in cash flows from operating activities on the condensed consolidated statement of cash flows.

Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. We also maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. We estimate that the amounts outstanding under these programs were $0.8 billion at September 28, 2024 and December 30, 2023. The amounts were included in accounts payable on our condensed consolidated balance sheets.
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
Class Actions and Stockholder Derivative Actions:
Certain of The Kraft Heinz Company’s current and former officers and directors and 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) were named as defendants in two stockholder derivative actions previously pending in the Delaware Court of Chancery, Datnoff, et al. v. Behring, et al., which was filed on May 6, 2022, and Felicetti, et al. v. Behring, et al., which was filed on March 6, 2023. The complaints alleged state law claims and contended that The Kraft Heinz Company’s Board of Directors wrongfully refused plaintiffs’ demands to pursue legal action against the named defendants. Specifically, the complaints alleged that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets. The complaints further alleged that the 3G Entities and certain of the Company’s current and former officers and directors breached their fiduciary duties by engaging in insider trading and misappropriating the Company’s material, non-public information, or aided and abetted such alleged breaches of fiduciary duty. The complaints sought relief against the defendants, principally in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the complaints, which the Delaware Chancery Court granted in an order dated July 23, 2024, dismissing the complaints with prejudice. The plaintiffs filed a notice of appeal on August 19, 2024, followed by a notice of voluntary dismissal of the appeal on September 3, 2024. The Delaware Supreme Court closed the case on September 4, 2024, formally concluding this matter in full.

Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities were also named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Company Derivative Litigation, which was filed in the Delaware Court of Chancery. The consolidated amended complaint, which was filed on April 27, 2020, alleged state law claims, contending that the 3G Entities were controlling stockholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint further alleged that certain of The Kraft Heinz Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by supposedly approving or allowing the 3G Entities’ alleged insider trading. The complaint sought relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the consolidated amended complaint, which motion the Delaware Chancery Court granted in an order dated December 15, 2021. The plaintiffs filed a notice of appeal on January 13, 2022, and the Delaware Supreme Court affirmed the trial court’s dismissal with prejudice of the consolidated amended complaint in an order dated August 1, 2022. One of the plaintiffs in said dismissed derivative litigation subsequently filed a new complaint, Erste Asset Management v. Hees, et al., against certain current and former officers and directors of The Kraft Heinz Company on November 28, 2023 in the Delaware Court of Chancery, seeking to reinstate the plaintiff’s previously-dismissed claims and recover attorneys’ fees and costs incurred in the dismissed litigation on the basis of alleged newly discovered evidence. Specifically, the plaintiff alleges the 3G Entities caused the Company to make false and misleading public disclosures regarding the independence of two directors of The Kraft Heinz Company, one of whose independence plaintiff contends formed a basis for the court’s prior dismissal of the consolidated amended complaint. The defendants filed a motion to dismiss the complaint, which the Delaware Chancery Court granted in an order dated August 8, 2024, dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on September 5, 2024. We intend to vigorously defend against this lawsuit; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.
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
Borrowing Arrangements:
Together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we have a credit agreement, which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (as amended, the “Senior Credit Facility”). On September 27, 2024, we entered into an agreement to extend the maturity date of our Senior Credit Facility from July 8, 2028 to July 8, 2029. See Note 16, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2023 for information on our borrowing arrangements.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of September 28, 2024.
Debt Issuances:
In the first quarter of 2024, KHFC, our 100% owned operating subsidiary, issued 550 million euro aggregate principal amount of 3.500% senior notes due March 2029 (the “2024 Notes”). The 2024 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, and interest on a senior unsecured basis. We used the net proceeds from the 2024 Notes for general corporate purposes, including to fund the repayment of our 550 million euro senior notes that matured in May 2024.
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
Fair Value of Debt:
At September 28, 2024, the aggregate fair value of our total debt was $19.9 billion as compared with a carrying value of $20.1 billion. At December 30, 2023, the aggregate fair value of our total debt was $19.6 billion as compared with a carrying value of $20.0 billion. Our short-term debt had a carrying value that approximated its fair value at September 28, 2024 and December 30, 2023. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Synthetic Lease Arrangements:
As previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023, in June 2023, we entered into a non-cancellable synthetic lease for a distribution facility, for which we are the construction agent. In the first half of 2024, we encountered a construction delay that is expected to postpone the originally planned commencement date and is expected to require substantial incremental construction costs to remediate. We are currently evaluating the potential implications of this delay to the Company, the results of which cannot be reasonably determined at this time.
Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(290)	$262	$613	$2,098
Weighted average shares of common stock outstanding	1,210	1,229	1,212	1,228
Net earnings/(loss)	$(0.24)	$0.21	$0.51	$1.71
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(290)	$262	$613	$2,098
Weighted average shares of common stock outstanding	1,210	1,229	1,212	1,228
Effect of dilutive equity awards	—	6	5	7
Weighted average shares of common stock outstanding, including dilutive effect	1,210	1,235	1,217	1,235
Net earnings/(loss)	$(0.24)	$0.21	$0.50	$1.70
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 15 million for the three months and 6 million for the nine months ended September 28, 2024 and 7 million for the three and nine months ended September 30, 2023.
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
Our CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Net sales by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
North America	$4,826	$4,995	$14,575	$14,959
International Developed Markets	882	883	2,622	2,675
Total segment net sales	5,708	5,878	17,197	17,634
Emerging Markets net sales	675	692	2,073	2,146
Total net sales	$6,383	$6,570	$19,270	$19,780
Segment Adjusted Operating Income was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Segment Adjusted Operating Income:
North America	$1,237	$1,245	$3,793	$3,701
International Developed Markets	135	129	397	376
Total Segment Adjusted Operating Income	1,372	1,374	4,190	4,077
Emerging Markets(a)	84	88	232	286
General corporate expenses	(126)	(150)	(447)	(455)
Restructuring activities	—	(45)	—	(25)
Unrealized gains/(losses) on commodity hedges	(3)	48	30	53
Impairment losses	(1,428)	(662)	(2,282)	(662)
Certain non-ordinary course legal and regulatory matters	—	—	—	(2)
Operating income/(loss)	(101)	653	1,723	3,272
Interest expense	230	228	685	683
Other expense/(income)	(48)	(35)	(56)	(94)
Income/(loss) before income taxes	$(283)	$460	$1,094	$2,683
(a) Emerging Markets represents the aggregation of our WEEM and AEM operating segments.

In the first quarter of 2024, we changed the way we manage our product portfolio to align with our future growth strategy. As of September 28, 2024, we manage our product portfolio through eight consumer-driven product platforms: Taste Elevation, Easy Ready Meals, Substantial Snacking, Desserts, Hydration, Cheese, Coffee, and Meats. A platform is a lens created for the portfolio based on a grouping of consumer needs. The platforms help us to manage and organize our business effectively by providing insight into our various product categories and brands.
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
We have reflected this change to our platforms in all historical periods presented.
Net sales by platform were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
ACCELERATE
Taste Elevation	$2,825	$2,788	$8,443	$8,514
Easy Ready Meals	1,171	1,213	3,497	3,592
Substantial Snacking	317	387	955	1,070
Total Accelerate	4,313	4,388	12,895	13,176
PROTECT
Desserts	292	284	815	813
Hydration	539	540	1,635	1,743
Total Protect	831	824	2,450	2,556
BALANCE
Cheese	426	433	1,273	1,310
Coffee	200	219	621	647
Meats	538	568	1,633	1,670
Other	75	138	398	421
Total Balance	1,239	1,358	3,925	4,048
Total net sales	$6,383	$6,570	$19,270	$19,780

Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Amortization of postemployment benefit plans prior service costs/(credits)	$(2)	$(3)	$(6)	$(10)
Net pension and postretirement non-service cost/(benefit)(a)	(38)	(22)	(101)	(68)
Loss/(gain) on sale of business	(1)	—	78	2
Interest income	(16)	(12)	(49)	(28)
Foreign exchange losses/(gains)	7	(25)	(28)	21
Derivative losses/(gains)	(2)	30	46	(8)
Other miscellaneous expense/(income)	4	(3)	4	(3)
Other expense/(income)	$(48)	$(35)	$(56)	$(94)
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
Other expense/(income) was $48 million of income for the three months ended September 28, 2024 compared to $35 million of income for the three months ended September 30, 2023. This change was primarily driven by a $2 million net gain on derivative activities in the third quarter of 2024 compared to a $30 million net loss on derivative activities in the third quarter of 2023,a $16 million increase in non-cash net pension and postretirement non-service benefits compared to the third quarter of 2023, and $16 million in interest income in the third quarter of 2024 compared to $12 million in interest income in the third quarter of 2023. These positive impacts on other expense/(income) were partially offset by a $7 million net foreign exchange loss in the third quarter of 2024 compared to a $25 million net foreign exchange gain in the third quarter of 2023 and $4 million in other miscellaneous expense in the third quarter of 2024 compared to $3 million of income in the third quarter of 2023.
Other expense/(income) was $56 million of income for the nine months ended September 28, 2024 compared to $94 million of income for the nine months ended September 30, 2023. This change was primarily driven by a $78 million net loss on the sale of businesses in 2024 compared to a $2 million net loss on the sale of business in 2023 and a $46 million net loss on derivative activities in 2024 compared to a $8 million net gain on derivative activities in 2023, which was partially offset by a $28 million net foreign exchange gain in 2024 compared to a $21 million net foreign exchange loss in 2023, a $33 million increase in net pension and postretirement non-service benefit compared to 2023, and $49 million in interest income in 2024 compared to $28 million in interest income in 2023.

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
Conflict Between Russia and Ukraine:
For the nine months ended September 28, 2024 and the year ended December 30, 2023, approximately 1% of consolidated net sales, operating income, and Adjusted Operating Income were generated from our business in Russia. As of September 28, 2024, less than 1% of consolidated total assets were located in Russia and we had approximately 800 employees in Russia. We have no operations or employees in Ukraine and insignificant net sales through distributors. We will continue to monitor the impact that this conflict has on our business; however, through the third quarter of 2024, the conflict between Russia and Ukraine did not have a material impact on our financial condition, results of operations, or cash flows.
Items Affecting Comparability of Financial Results
Inflation and Supply Chain Impacts:
During the nine months ended September 28, 2024, we experienced increased stability of input and supply chain costs as compared to the prior year period. We expect inflation to continue to moderate through the remainder of 2024 and to be lower than we experienced in 2023. While these costs have a negative impact on our results of operations, we have taken measures to mitigate the impact of this inflation through efficiency initiatives, pricing actions, and hedging strategies. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we have taken have, in some instances, negatively impacted, and could continue to negatively impact, our market share.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,383	$6,570	(2.8)%	$19,270	$19,780	(2.6)%
Operating income/(loss)	(101)	653	(115.5)%	1,723	3,272	(47.3)%
Net income/(loss)	(290)	254	(214.2)%	614	2,089	(70.6)%
Net income/(loss) attributable to common shareholders	(290)	262	(210.7)%	613	2,098	(70.8)%
Diluted EPS	(0.24)	0.21	(214.3)%	0.50	1.70	(70.6)%
Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
	(in millions)			(in millions)
Net sales	$6,383	$6,570	(2.8)%	$19,270	$19,780	(2.6)%
Organic Net Sales(a)	6,399	6,543	(2.2)%	19,332	19,671	(1.7)%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023:
Net sales decreased 2.8% to $6.4 billion for the three months ended September 28, 2024 compared to $6.6 billion for the three months ended September 30, 2023, including the unfavorable impacts of foreign currency (0.4 pp) and acquisitions and divestitures (0.2 pp). Organic Net Sales decreased 2.2% to $6.4 billion for the three months ended September 28, 2024 compared to $6.5 billion for the three months ended September 30, 2023, primarily due to the unfavorable volume/mix (3.4 pp), which more than offset higher pricing (1.2 pp). Higher pricing in North America and Emerging Markets was partially offset by lower pricing in International Developed Markets. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.
Nine Months Ended September 28, 2024 Compared to the Nine Months Ended September 30, 2023:
Net sales decreased 2.6% to $19.3 billion for the nine months ended September 28, 2024 compared to $19.8 billion for the nine months ended September 30, 2023, including unfavorable impacts of foreign currency (0.7 pp) and acquisitions and divestitures (0.2 pp). Organic Net Sales decreased 1.7% to $19.3 billion for the nine months ended September 28, 2024 compared to $19.7 billion for the nine months ended September 30, 2023, primarily due to the unfavorable volume/mix (3.3 pp), which more than offset higher pricing (1.6 pp). Higher pricing in North America and Emerging Markets was partially offset by lower pricing in International Developed Markets. Volume/mix in both North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.
Net Income/(Loss):

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
	(in millions)			(in millions)
Operating income/(loss)	$(101)	$653	(115.5)%	$1,723	$3,272	(47.3)%
Net income/(loss)	(290)	254	(214.2)%	614	2,089	(70.6)%
Net income/(loss) attributable to common shareholders	(290)	262	(210.7)%	613	2,098	(70.8)%
Adjusted Operating Income(a)	1,330	1,312	1.4%	3,975	3,908	1.7%
(a)    Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023:
Operating income/(loss) decreased 115.5% to losses of $101 million for the three months ended September 28, 2024 compared to income of $653 million for the three months ended September 30, 2023, due to non-cash impairment losses that were $766 million higher in the current year period. Excluding the impact of these non-cash impairment losses, operating income/(loss) increased $12 million driven by higher pricing; the beneficial impact from our efficiency initiatives, primarily in procurement; and lower variable compensation expense, partially offset by unfavorable volume/mix; increased manufacturing expenses due, in part, to increased labor costs; and unfavorable changes in unrealized losses/(gains) on commodity hedges.
Net income/(loss) decreased 214.2% to losses of $290 million for the three months ended September 28, 2024 compared to income of $254 million for the three months ended September 30, 2023. This decrease was due to the unfavorable changes in operating income/(loss) factors discussed above, which more than offset the lower income tax expense and the favorable changes in other expense/(income). Interest expense was flat compared to the prior year period.
•Our effective tax rate for the three months ended September 28, 2024 was an expense of 2.5% on pre-tax losses, compared to an expense of 44.7% on pre-tax income for the three months ended September 30, 2023. Our effective tax rate included a net unfavorable impact of goodwill and intangible asset impairment losses in both the current year period (23.1%), and in the prior year period (24.3%). The year-over-year change in the effective tax rate for the three-month period was primarily due to the unfavorable impact of goodwill and intangible asset impairment losses and the establishment of valuation allowances in certain foreign jurisdictions, partially offset by more favorable changes in estimates of certain 2022 U.S. income and deductions in the prior year period.
•Other expense/(income) was $48 million of income for the three months ended September 28, 2024 compared to $35 million of income for the three months ended September 30, 2023. The year-over-year increase was primarily driven by an increase in non-cash net pension and postretirement non-service benefits.
Adjusted Operating Income increased 1.4% to $1.3 billion for the three months ended September 28, 2024 compared to $1.3 billion for the three months ended September 30, 2023, primarily driven by higher pricing; the beneficial impact from our efficiency initiatives, primarily in procurement; and lower variable compensation expense. These favorable impacts more than offset unfavorable volume/mix; increased manufacturing expenses due, in part, to increased labor costs, and the unfavorable impact of foreign currency (0.2 pp).
Nine Months Ended September 28, 2024 Compared to the Nine Months Ended September 30, 2023:
Operating income/(loss) decreased 47.3% to income of $1.7 billion for the nine months ended September 28, 2024 compared to income of $3.3 billion for the nine months ended September 30, 2023, due to non-cash impairment losses that were $1.6 billion higher in the current year period. Excluding the impact of these non-cash impairment losses, operating income/(loss) increased $71 million driven by higher pricing; the beneficial impact from our efficiency initiatives, primarily in procurement and logistics; and lower variable compensation expense, partially offset by unfavorable volume/mix; increased manufacturing expenses due, in part, to increased labor costs; and increased SG&A due to investments in advertising, technology, and research and development.
Net income/(loss) decreased 70.6% to income of $614 million for the nine months ended September 28, 2024 compared to income of $2.1 billion for the nine months ended September 30, 2023. This decrease was due to the unfavorable changes in operating income/(loss) factors discussed above and unfavorable changes in other expense/(income), partially offset by lower income tax expense. Interest expense was flat compared to the prior year period.
•Our effective tax rate for the nine months ended September 28, 2024 was an expense of 43.9% on pre-tax income, compared to an expense of 22.1% on pre-tax income for the nine months ended September 30, 2023. Our effective tax rate included a net unfavorable impact of goodwill and intangible asset impairment losses in both the current year period (22.9%), and in the prior year period (3.9%). The year-over-year increase in the effective tax rate for the nine-month period was primarily due to the unfavorable impact of goodwill and intangible asset impairment losses, the establishment of valuation allowances in certain foreign jurisdictions, and the impact of a net decrease in uncertain tax position reserves in the prior year period.
•Other expense/(income) was $56 million of income for the nine months ended September 28, 2024 compared to $94 million of income for the nine months ended September 30, 2023. The year-over-year decrease was primarily due to a $78 million net loss on the sale of businesses in 2024, which was partially offset by an increase in net pension and postretirement non-service benefits, an increase in interest income, and net foreign exchange gains in 2024.

Adjusted Operating Income increased 1.7% to $4.0 billion for the nine months ended September 30, 2023 compared to $3.9 billion for the nine months ended September 30, 2023, primarily driven by higher pricing; the beneficial impact from our efficiency initiatives, primarily in procurement and logistics; and lower variable compensation expense. These favorable impacts more than offset unfavorable volume/mix; increased manufacturing expenses due, in part, to increased labor costs; increased SG&A due to investments in advertising, technology, and research and development; and the unfavorable impact of foreign currency (0.5 pp).
Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Diluted EPS	$(0.24)	$0.21	(214.3)%	$0.50	$1.70	(70.6)%
Adjusted EPS(a)	0.75	0.72	4.2%	2.22	2.20	0.9%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023:
Diluted EPS decreased 214.3% to $(0.24) for the three months ended September 28, 2024 compared to $0.21 for the three months ended September 30, 2023, primarily due to the net income/(loss) factors discussed above, which more than offset the favorable impact of our common stock repurchases.

	For the Three Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Diluted EPS	$(0.24)	$0.21	$(0.45)	(214.3)%
Restructuring activities	—	0.03	(0.03)
Unrealized losses/(gains) on commodity hedges	—	(0.03)	0.03
Impairment losses	0.99	0.50	0.49
Nonmonetary currency devaluation	—	0.01	(0.01)
Adjusted EPS(a)	$0.75	$0.72	$0.03	4.2%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.01
Effective tax rate			0.01
Effect of common stock repurchases(b)			0.01
			$0.03
(a) Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(b) Includes the impact of the change in the weighted average shares of common stock outstanding, including dilutive effect, which is primarily due to shares purchased pursuant to our publicly announced share repurchase program. See Note 15, Earnings Per Share, for more information on our weighted average shares outstanding.
Adjusted EPS increased 4.2% to $0.75 for the three months ended September 28, 2024 compared to $0.72 for the three months ended September 30, 2023. This increase was primarily due to higher Adjusted Operating Income, lower taxes on adjusted earnings, and the favorable impact of our common stock repurchases.

Nine Months Ended September 28, 2024 Compared to the Nine Months Ended September 30, 2023:
Diluted EPS decreased 70.6% to $0.50 for the nine months ended September 28, 2024 compared to $1.70 for the nine months ended September 30, 2023, primarily due to the net income/(loss) factors discussed above, which more than offset the favorable impact of our common stock repurchases.

	For the Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Diluted EPS	$0.50	$1.70	$(1.20)	(70.6)%
Restructuring activities	—	0.02	(0.02)
Unrealized losses/(gains) on commodity hedges	(0.02)	(0.03)	0.01
Impairment losses	1.69	0.50	1.19
Nonmonetary currency devaluation	—	0.02	(0.02)
Certain significant discrete income tax items	—	(0.01)	0.01
Adjusted EPS(a)	$2.22	$2.20	$0.02	0.9%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.04
Effective tax rate			(0.05)
Effect of common stock repurchases(b)			0.03
			$0.02
(a) Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(b) Includes the impact of the change in the weighted average shares of common stock outstanding, including dilutive effect, which is primarily due to shares purchased pursuant to our publicly announced share repurchase program. See Note 15, Earnings Per Share, for more information on our weighted average shares outstanding.
Adjusted EPS increased 0.9% to $2.22 for the nine months ended September 28, 2024 compared to $2.20 for the nine months ended September 30, 2023. This increase was primarily due to higher Adjusted Operating Income and the favorable impact of our common stock repurchases, which more than offset higher taxes on adjusted earnings.
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

Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our condensed consolidated statements of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our condensed consolidated balance sheets, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2023, for additional information. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela, Argentina, and Turkey, which are all included in Emerging Markets.
Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in millions)
Net sales:
North America	$4,826	$4,995	$14,575	$14,959
International Developed Markets	882	883	2,622	2,675
Emerging Markets	675	692	2,073	2,146
Total net sales	$6,383	$6,570	$19,270	$19,780

Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in millions)
Organic Net Sales(a):
North America	$4,834	$4,995	$14,590	$14,959
International Developed Markets	867	883	2,612	2,675
Emerging Markets	698	665	2,130	2,037
Total Organic Net Sales	$6,399	$6,543	$19,332	$19,671
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three and nine months ended September 28, 2024 compared to the three and nine months ended September 30, 2023 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(3.4)%	(0.2) pp	0.0 pp	(3.2)%	1.2 pp	(4.4) pp
International Developed Markets	(0.2)%	1.6 pp	0.0 pp	(1.8)%	(1.0) pp	(0.8) pp
Emerging Markets	(2.4)%	(4.9) pp	(2.4) pp	4.9%	3.8 pp	1.1 pp
Kraft Heinz	(2.8)%	(0.4) pp	(0.2) pp	(2.2)%	1.2 pp	(3.4) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Nine Months Ended
North America	(2.6)%	(0.1) pp	0.0 pp	(2.5)%	1.6 pp	(4.1) pp
International Developed Markets	(2.0)%	0.4 pp	0.0 pp	(2.4)%	(0.1) pp	(2.3) pp
Emerging Markets	(3.4)%	(6.1) pp	(1.9) pp	4.6%	3.3 pp	1.3 pp
Kraft Heinz	(2.6)%	(0.7) pp	(0.2) pp	(1.7)%	1.6 pp	(3.3) pp

Adjusted Operating Income:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	(in millions)
Segment Adjusted Operating Income:
North America	$1,237	$1,245	$3,793	$3,701
International Developed Markets	135	129	397	376
Emerging Markets Segment Adjusted Operating Income(a)	84	88	232	286
General corporate expenses	(126)	(150)	(447)	(455)
Restructuring activities	—	(45)	—	(25)
Unrealized gains/(losses) on commodity hedges	(3)	48	30	53
Impairment losses	(1,428)	(662)	(2,282)	(662)
Certain non-ordinary course legal and regulatory matters	—	—	—	(2)
Operating income/(loss)	(101)	653	1,723	3,272
Interest expense	230	228	685	683
Other expense/(income)	(48)	(35)	(56)	(94)
Income/(loss) before income taxes	$(283)	$460	$1,094	$2,683
(a) Segment Adjusted Operating Income for Emerging Markets, which represents the combination of our WEEM and AEM operating segments, is defined and presented consistently with the Segment Adjusted Operating Income of our reportable segments - North America and International Developed Markets.
North America:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
	(in millions)			(in millions)
Net sales	$4,826	$4,995	(3.4)%	$14,575	$14,959	(2.6)%
Organic Net Sales(a)	4,834	4,995	(3.2)%	14,590	14,959	(2.5)%
Segment Adjusted Operating Income	1,237	1,245	(0.6)%	3,793	3,701	2.5%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023:
Net sales decreased 3.4% to $4.8 billion for the three months ended September 28, 2024 compared to $5.0 billion for the three months ended September 30, 2023, including the unfavorable impacts of foreign currency (0.2 pp). Organic Net Sales decreased 3.2% to $4.8 billion for the three months ended September 28, 2024 compared to $5.0 billion for the three months ended September 30, 2023, primarily due to unfavorable volume/mix (4.4 pp), which more than offset higher pricing (1.2 pp). Higher pricing was taken in certain categories to mitigate higher input costs. Unfavorable volume/mix was primarily driven by shifts in consumer behavior due to economic uncertainty and a decline in Lunchables.
Segment Adjusted Operating Income decreased 0.6% to $1.2 billion for the three months ended September 28, 2024 compared to $1.2 billion for the three months ended September 30, 2023, primarily due to unfavorable volume/mix; increased manufacturing expenses due, in part, to increased labor costs; and the unfavorable impact of foreign currency (0.2 pp), which more than offset higher pricing; the beneficial impact from our efficiency initiatives, primarily in procurement; and lower variable compensation expense.

Nine Months Ended September 28, 2024 Compared to the Nine Months Ended September 30, 2023:
Net sales decreased 2.6% to $14.6 billion for the nine months ended September 28, 2024 compared to $15.0 billion for the nine months ended September 30, 2023, including the unfavorable impacts of foreign currency (0.1 pp). Organic Net Sales decreased 2.5% to $14.6 billion for the nine months ended September 28, 2024 compared to $15.0 billion for the nine months ended September 30, 2023, primarily due to unfavorable volume/mix (4.1 pp), which more than offset higher pricing (1.6 pp). Higher pricing was primarily driven by increases to mitigate higher input costs. Unfavorable volume/mix was primarily driven by shifts in consumer behavior due to economic uncertainty, a decline in Lunchables, and a temporary plant closure.
Segment Adjusted Operating Income increased 2.5% to $3.8 billion for the nine months ended September 28, 2024 compared to $3.7 billion for the nine months ended September 30, 2023, primarily driven by higher pricing; the beneficial impact from our efficiency initiatives, primarily in procurement and logistics; and lower variable compensation expense. These favorable impacts more than offset unfavorable volume/mix; increased manufacturing expenses due, in part, to increased labor cost; increased SG&A due to investments in advertising, research and development, and technology; increased depreciation expense; and the unfavorable impact of foreign currency (0.1 pp).
International Developed Markets:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
	(in millions)			(in millions)
Net sales	$882	$883	(0.2)%	$2,622	$2,675	(2.0)%
Organic Net Sales(a)	867	883	(1.8)%	2,612	2,675	(2.4)%
Segment Adjusted Operating Income	135	129	4.2%	397	376	5.6%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023:
Net sales decreased 0.2% to $882 million for the three months ended September 28, 2024 compared to $883 million for the three months ended September 30, 2023, including the favorable impacts of foreign currency (1.6 pp). Organic Net Sales decreased 1.8% to $867 million for the three months ended September 28, 2024 compared to $883 million for the three months ended September 30, 2023, primarily due to lower pricing (1.0 pp) and unfavorable volume/mix (0.8 pp). Lower pricing was predominantly the result of increased investments in trade within the United Kingdom. Unfavorable volume/mix was due in part to a temporary pause in shipments due to a contract negotiation with certain customers within our Continental Europe region.
Segment Adjusted Operating Income increased 4.2% to $135 million for the three months ended September 28, 2024 compared to $129 million for the three months ended September 30, 2023, primary driven by lower variable compensation expense and the favorable impact of foreign currency (2.2 pp), which more than offset lower pricing and unfavorable volume/mix.
Nine Months Ended September 28, 2024 Compared to the Nine Months Ended September 30, 2023:
Net sales decreased 2.0% to $2.6 billion for the nine months ended September 28, 2024 compared to $2.7 billion for the nine months ended September 30, 2023, including the favorable impacts of foreign currency (0.4 pp). Organic Net Sales decreased 2.4% to $2.6 billion for the nine months ended September 28, 2024 compared to $2.7 billion for the nine months ended September 30, 2023, primarily due to unfavorable volume/mix (2.3 pp) and lower pricing (0.1 pp). Unfavorable volume/mix was due to lower sales in New Zealand due to inventory reduction by a regional customer, and a temporary pause in shipments due to a contract negotiation with certain customers within our Continental Europe region. Lower pricing was predominantly the result of increased investments in trade within the United Kingdom.
Segment Adjusted Operating Income increased 5.6% to $397 million for the nine months ended September 28, 2024 compared to $376 million for the nine months ended September 30, 2023, primarily driven by lapping the prior year business disruption caused by Cyclone Gabrielle within our ANJ region, lower variable compensation expense, and the favorable impact of foreign currency (1.7 pp). These favorable impacts to Segment Adjusted Operating Income more than offset unfavorable volume/mix, increased advertising expense, and lower pricing.

Emerging Markets:

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
	(in millions)			(in millions)
Net sales	$675	$692	(2.4)%	$2,073	$2,146	(3.4)%
Organic Net Sales(a)	698	665	4.9%	2,130	2,037	4.6%
Segment Adjusted Operating Income(b)	84	88	(4.5)%	232	286	(19.0)%
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
Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023:
Net sales decreased 2.4% to $675 million for the three months ended September 28, 2024 compared to $692 million for the three months ended September 30, 2023, including the unfavorable impacts of foreign currency (4.9 pp) and acquisitions and divestitures (2.4 pp). Organic Net Sales increased 4.9% to $698 million for the three months ended September 28, 2024 compared to $665 million for the three months ended September 30, 2023, primarily driven by higher pricing (3.8 pp) and favorable volume/mix (1.1 pp). Higher pricing was taken primarily in our Eastern Europe region to address higher input costs, which more than offset lower pricing in Brazil as a result of maintaining price gaps to competition. Favorable volume/mix within our Eastern Europe and Asia regions more than offset unfavorable volume/mix in Brazil.
Segment Adjusted Operating Income decreased 4.5% to $84 million for the three months ended September 28, 2024 compared to $88 million for the three months ended September 30, 2023, primarily due to higher supply chain costs reflecting inflationary pressures in our Eastern Europe and LATAM regions, the unfavorable impact of foreign currency (3.5 pp), and increased SG&A as a result of our investments in our go-to-market strategy, primarily in LATAM. These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing, favorable volume/mix, and lower variable compensation expense.
Nine Months Ended September 28, 2024 Compared to the Nine Months Ended September 30, 2023:
Net sales decreased 3.4% to $2.1 billion for the nine months ended September 28, 2024 compared to $2.1 billion for the nine months ended September 30, 2023, including the unfavorable impacts of foreign currency (6.1 pp) and acquisitions and divestitures (1.9 pp). Organic Net Sales increased 4.6% to $2.1 billion for the nine months ended September 28, 2024 compared to $2.0 billion for the nine months ended September 30, 2023, primarily driven by higher pricing (3.3 pp) and favorable volume/mix (1.3 pp). Higher pricing was taken primarily in our Eastern Europe region to address higher input costs, which more than offset lower pricing in Brazil as a result of maintaining price gaps to competition. Favorable volume/mix within our Eastern Europe and Asia regions more than offset unfavorable volume/mix in Brazil.
Segment Adjusted Operating Income decreased 19.0% to $232 million for the nine months ended September 28, 2024 compared to $286 million for the nine months ended September 30, 2023, primarily due to higher supply chain costs reflecting inflationary pressures in our Eastern Europe and LATAM regions, the unfavorable impact of foreign currency (6.5 pp); and increased SG&A as a result of our investments in our go-to-market strategy, primarily in LATAM. These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing, favorable volume/mix, and lower variable compensation expense.
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

Cash Flow Activity for the Nine Months Ended September 28, 2024 Compared to the Nine Months Ended September 30, 2023:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.8 billion for the nine months ended September 28, 2024 compared to $2.6 billion for the nine months ended September 30, 2023. This increase was primarily due to favorable changes in working capital driven by accounts payable and the lapping of prior year cash payments associated with the settlement of the consolidated securities class action lawsuit, which were partially offset by higher cash outflows for inventory and variable compensation in the 2024 period compared to the 2023 period. Further, net cash provided by operating activities was favorably impacted by increased Adjusted Operating Income.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $849 million for the nine months ended September 28, 2024 compared to $738 million for the nine months ended September 30, 2023. This change was primarily driven by our payments to acquire the TGI Friday License. This was offset by favorable hedging settlements in the current period. We expect 2024 capital expenditures to be approximately $1.1 billion compared to the 2023 capital expenditures of $1.0 billion. Our 2024 capital expenditures are expected to be primarily driven by maintenance projects, capital investments focused on generating growth, including capacity expansion and digital projects, as well as investments in technology.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $2.0 billion for the nine months ended September 28, 2024 compared to $1.8 billion for the nine months ended September 30, 2023. This change was primarily due to increased common stock repurchases pursuant to our publicly announced share repurchase program, partially offset by reduced debt repayments in the current year period compared to the prior year. See Note 14, Commitments, Contingencies, and Debt for additional information on our debt issuances and repayments.
Cash Held by International Subsidiaries:
Of the $1.3 billion cash and cash equivalents on our condensed consolidated balance sheet at September 28, 2024, $850 million was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at September 28, 2024 and December 30, 2023 and relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
We maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. We estimate that the amounts outstanding under these programs were $0.8 billion at September 28, 2024 and December 30, 2023. See Note 13, Financing Arrangements, in Item 1, Financial Statement, for additional information on our trade payables programs.
Borrowing Arrangements:
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at September 28, 2024, at December 30, 2023, or during the nine months ended September 28, 2024 or September 30, 2023.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2029. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at September 28, 2024 or December 30, 2023, or during the nine months ended September 28, 2024 or September 30, 2023.

Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of September 28, 2024.
Long-Term Debt:
Our long-term debt, including the current portion, was $20.1 billion at September 28, 2024 and $20.0 billion at December 30, 2023. This increase was primarily due to the issuance of the 2024 Notes, as well as changes in foreign currency exchange rates on our foreign-denominated debt, partially offset by the 550 million euro aggregate principle amount of senior notes that were repaid at maturity in May 2024.

We have aggregate principal amounts of senior notes of approximately 600 million euros maturing in May 2025.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of September 28, 2024.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 30, 2023 for additional information on our borrowing arrangements and long-term debt.
Equity and Dividends:
We paid dividends on our common stock of $1.5 billion for the nine months ended September 28, 2024 and the nine months ended September 30, 2023. Additionally, in the fourth quarter of 2024, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on December 27, 2024 to stockholders of record on November 29, 2024.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, transactions structured through investment banking institutions, or other means. We purchased no shares during the three months ended September 28, 2024 and 9 million shares during the nine months ended September 28, 2024 and had approximately $2.4 billion remaining authorization under the share repurchase program as of September 28, 2024. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
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

Summarized Statement of Income

For the Nine Months Ended
September 28, 2024
Net sales	$12,552
Gross profit(a)	4,890
Intercompany service fees and other recharges	3,454
Operating income/(loss)	866
Equity in earnings/(losses) of subsidiaries	489
Net income/(loss)	614
Net income/(loss) attributable to common shareholders	614
(a)    For the nine months ended September 28, 2024, the Obligor Group recorded $339 million of net sales to the non-guarantor subsidiaries and $50 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	September 28, 2024	December 30, 2023
ASSETS
Current assets	$5,014	$4,347
Current assets due from affiliates(a)	586	529
Non-current assets	5,693	5,665
Goodwill	8,823	8,823
Intangible assets, net	1,909	1,993
Non-current assets due from affiliates(b)	28	16
LIABILITIES
Current liabilities	$4,391	$4,461
Current liabilities due to affiliates(a)	1,411	2,055
Non-current liabilities	21,371	21,429
Non-current liabilities due to affiliates(b)	706	500
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.

Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meats, sugar and other sweeteners, tomatoes, edible oils, coffee beans, wheat products, fruits and vegetables, and eggs to manufacture our products. In addition, we purchase and use significant quantities of resins, fiberboard, and cardboard to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor worldwide supply and cost trends of these commodities.
During the nine months ended September 28, 2024, we experienced lower commodity costs primarily for edible oils, wheat products, meats and eggs, while costs for cheese and dairy, and coffee increased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
Goodwill and Intangible Assets:
As of September 28, 2024, we maintain 12 reporting units, eight of which comprise our goodwill balance. These eight reporting units had an aggregate goodwill carrying amount of $28.9 billion at September 28, 2024. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $38.0 billion as of September 28, 2024.
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

As detailed in Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our reporting units and brands that were impaired in 2024 and 2023 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Our reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2024 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 10% or less fair value over carrying amount, including reporting units that were impaired as part of the Q3 2024 annual impairment test resulting in zero excess fair value over carrying value, had an aggregate goodwill carrying amount after impairment of $22.5 billion as of the 2024 annual impairment test and included TMS, MC, AFH, CNAC, and Continental Europe. Our Northern Europe reporting unit had 10-20% fair value over carrying amount with an aggregate goodwill carrying amount of $1.7 billion as of the 2024 annual impairment test. Our HD and Asia reporting units had 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $4.6 billion as of the 2024 annual impairment test. Our reporting units that have less than 5% excess fair value over carrying amount as of the 2024 annual impairment test are considered at a heightened risk of future impairments and include our TMS, Continental Europe, and AFH reporting units, which had an aggregate goodwill carrying amount of $19.1 billion. Our four remaining reporting units had no goodwill carrying amount at the time of the 2024 annual impairment test.
Our brands with 10% or less fair value over carrying amount, comprised entirely of brands that were impaired as part of the Q3 2024 annual test resulting in zero excess fair value over carrying amount, had an aggregate carrying amount of $1.2 billion as of the annual 2024 annual impairment test and included Lunchables, Claussen, and Wattie’s. Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $16.9 billion as of the 2024 annual impairment test and included A1, Bagel Bites, Kraft, Oscar Mayer, and Velveeta. The aggregate carrying amount of brands with fair value over carrying amount 20-50% was $2.8 billion as of the 2024 annual impairment test. Although the remaining brands, with a carrying amount of $16.9 billion, have more than 50% excess fair value over carrying amount as of the 2024 annual impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future. Our brands that have less than 5% excess fair value over carrying value as of the 2024 annual impairment test are considered at a heightened risk of future impairments and include our Lunchables, Classen, and Wattie’s brands which had an aggregate carrying amount of $1.2 billion.
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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the 2024 annual impairment test for each reporting unit and brand were as follows:

	Goodwill or Brands Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$24.2	7.8%	12.0%	1.3%	4.0%
Brands (excess earnings method)	14.5	8.3%	8.6%	1.3%	1.8%
Brands (relief from royalty method)	3.6	8.4%	9.3%	0.5%	2.0%	4.0%	20.0%
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
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 20% or less excess fair value over carrying amount, as a result of the 2024 annual impairment test for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(4.0)	$4.7	$2.0	$(1.8)
Brands (excess earnings method)	(1.2)	1.4	0.5	(0.5)
Brands (relief from royalty method)	(0.2)	0.3	0.1	(0.1)	$0.3	$(0.3)
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended September 28, 2024
North America	$4,826	$(8)	$—	$4,834
International Developed Markets	882	15	—	867
Emerging Markets	675	(23)	—	698
Kraft Heinz	$6,383	$(16)	$—	$6,399

Three Months Ended September 30, 2023
North America	$4,995	$—	$—	$4,995
International Developed Markets	883	—	—	883
Emerging Markets	692	11	16	665
Kraft Heinz	$6,570	$11	$16	$6,543

Year-over-year growth rates
North America	(3.4)%	(0.2) pp	0.0 pp	(3.2)%	1.2 pp	(4.4) pp
International Developed Markets	(0.2)%	1.6 pp	0.0 pp	(1.8)%	(1.0) pp	(0.8) pp
Emerging Markets	(2.4)%	(4.9) pp	(2.4) pp	4.9%	3.8 pp	1.1 pp
Kraft Heinz	(2.8)%	(0.4) pp	(0.2) pp	(2.2)%	1.2 pp	(3.4) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Nine Months Ended September 28, 2024
North America	$14,575	$(15)	$—	$14,590
International Developed Markets	2,622	10	—	2,612
Emerging Markets	2,073	(69)	12	2,130
Kraft Heinz	$19,270	$(74)	$12	$19,332

Nine Months Ended September 30, 2023
North America	$14,959	$—	$—	$14,959
International Developed Markets	2,675	—	—	2,675
Emerging Markets	2,146	59	50	2,037
Kraft Heinz	$19,780	$59	$50	$19,671

Year-over-year growth rates
North America	(2.6)%	(0.1) pp	0.0 pp	(2.5)%	1.6 pp	(4.1) pp
International Developed Markets	(2.0)%	0.4 pp	0.0 pp	(2.4)%	(0.1) pp	(2.3) pp
Emerging Markets	(3.4)%	(6.1) pp	(1.9) pp	4.6%	3.3 pp	1.3 pp
Kraft Heinz	(2.6)%	(0.7) pp	(0.2) pp	(1.7)%	1.6 pp	(3.3) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating income/(loss)	$(101)	$653	$1,723	$3,272
Restructuring activities	—	45	—	25
Unrealized losses/(gains) on commodity hedges	3	(48)	(30)	(53)
Impairment losses	1,428	662	2,282	662
Certain non-ordinary course legal and regulatory matters	—	—	—	2
Adjusted Operating Income	$1,330	$1,312	$3,975	$3,908

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Diluted EPS	$(0.24)	$0.21	$0.50	$1.70
Restructuring activities(a)	—	0.03	—	0.02
Unrealized losses/(gains) on commodity hedges(b)	—	(0.03)	(0.02)	(0.03)
Impairment losses(c)	0.99	0.50	1.69	0.50
Losses/(gains) on sale of business(d)	—	—	0.05	—
Nonmonetary currency devaluation(e)	—	0.01	—	0.02
Certain significant discrete income tax items(f)	—	—	—	(0.01)
Adjusted EPS	$0.75	$0.72	$2.22	$2.20
(a)    Gross expenses/(income) included in restructuring activities was income of $7 million ($5 million after-tax) for the three months and $8 million ($6 million after-tax) for the nine months ended September 28, 2024 and expenses of $45 million ($37 million after-tax) for the three months and $27 million ($22 million after-tax) for the nine months ended September 30, 2023 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $2 million for the nine months ended September 28, 2024 and expenses of $44 million for the three and nine months ended September 30, 2023; and
•SG&A included income of $2 million for the nine months ended September 28, 2024 and expenses of $1 million for the three months and income of $19 million for the nine months ended September 30, 2023.
•Other expense/(income) included income of $7 million for the three months and $8 million for the nine months ended September 28, 2024 and expenses of $2 million for the nine months ended September 30, 2023.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $3 million ($2 million after-tax) for the three months and income of $30 million ($22 million after-tax) for the nine months ended September 28, 2024 and income of $48 million ($36 million after-tax) for the three months and $53 million ($40 million after-tax) for the nine months ended September 30, 2023.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $707 million ($659 million after-tax) for the three months and $1.6 billion ($1.5 billion after-tax) for the nine months ended September 28, 2024 and $510 million ($510 million after-tax) for the three and nine months ended September 30, 2023, which were recorded in SG&A;
•Intangible asset impairment losses of $721 million ($541 million after-tax) for the three and nine months ended September 28, 2024 and $152 million ($116 million after-tax) for the three and nine months ended September 30, 2023.
(d)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of zero ($4 million after-tax) for the three months and expenses of $78 million ($57 million after-tax) for the nine months ended September 28, 2024 and expenses of $2 million ($2 million after-tax) for the nine months ended September 30, 2023, and were recorded in other expense/(income).
(e)    Gross expenses included in nonmonetary currency devaluation were $3 million ($3 million after-tax) for the three months and $7 million ($7 million after-tax) for the nine months ended September 28, 2024 and $9 million ($9 million after-tax) for the three months and $27 million ($27 million after-tax) for the nine months ended September 30, 2023 and were recorded in other expense/(income).
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 28, 2024. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 30, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 28, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended September 28, 2024 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
6/30/2024 — 8/3/2024	9,950	$32.07	—	$2,350
8/4/2024 — 8/31/2024	13,628	35.94	—	2,350
9/1/2024 — 9/28/2024	8,876	35.45	—	2,350
Total	32,454		—
(a)    Represents shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
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
Item 5. Other Information.
(c) Insider Stock Trading Arrangements: On August 5, 2024, a revocable trust of which Miguel Patricio, a member of the Kraft Heinz Board of Directors, is co-trustee and a beneficiary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 500,000 shares of Kraft Heinz common stock between November 4, 2024, and August 5, 2026, subject to certain conditions.

Item 6. Exhibits.

Exhibit No.	Descriptions
10.1	Separation Agreement and General Release, dated August 5, 2024, between The Kraft Heinz Company and Rashida La Lande.+*
10.2
Second Amendment, dated June 21, 2024, to the Credit Agreement dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*

10.3
Third Amendment, dated September 27, 2024, to the Credit Agreement dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 27, 2024).

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended September 28, 2024, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	October 30, 2024
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	October 30, 2024
		By:	/s/ Chris Asher
Chris Asher
Deputy Global Controller
(Principal Accounting Officer)