Form 10-K
period 2024-12-28
Kraft Heinz Co
filed 2025-02-13
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, was approximately $28.5 billion. As of February 8, 2025, there were 1,194,989,953 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders expected to be held on May 8, 2025 are incorporated by reference into Part III hereof.

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

PART I
Item 1. Business.
General
We are driving transformation at The Kraft Heinz Company (Nasdaq: KHC), inspired by our Purpose, Let’s Make Life Delicious. Consumers are at the center of everything we do. With 2024 net sales of approximately $26 billion, we are committed to growing our iconic and emerging food and beverage brands on a global scale. We leverage our scale and agility to unleash the full power of Kraft Heinz across a portfolio of eight consumer-driven product platforms. As global citizens, we’re dedicated to making a sustainable, ethical impact while helping to feed the world in healthy, responsible ways.
On July 2, 2015, through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company, and H. J. Heinz Company changed its name to Kraft Heinz Foods Company (“KHFC”).
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2024 fiscal year was a 52-week period that ended on December 28, 2024, our 2023 fiscal year was a 52-week period that ended on December 30, 2023, and our 2022 fiscal year was a 53-week period that ended on December 31, 2022.
Reportable Segments: In the first quarter of 2024, we divided our International segment into three operating segments — Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”) — to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan.
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
See Note 20, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our geographic financial information by segment.
Resources
Trademarks and Intellectual Property:
Our trademarks are material to our business and are among our most valuable assets. Depending on the country, trademarks generally remain valid for as long as they are in use or their registration status is maintained. Significant trademarks by segment based on net sales in 2024 were:

Majority Owned and Licensed Trademarks
North America	Kraft, Oscar Mayer, Heinz, Philadelphia, Lunchables, Velveeta, Ore-Ida, Capri Sun*, Maxwell House, Kool-Aid, Jell-O
International Developed Markets	Heinz, Golden Circle, Wattie’s, Plasmon
Emerging Markets(a)	Heinz, ABC, Master, Quero, Kraft, Pudliszki
(a)     Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
*Used under license.
We sell certain products under brands we license from third parties. In 2024, brands used under licenses from third parties included Capri Sun packaged drink pouches for sale in our North America segment. We also grant certain licenses to third parties to use our intellectual property rights in select jurisdictions. In our agreements with an affiliate of Groupe Lactalis (“Lactalis”), we granted the other party various licenses to use certain of our and their respective intellectual property rights in perpetuity, including perpetual licenses for the Kraft and Velveeta brands for certain cheese products.
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
Raw Materials and Packaging:
We manufacture (and contract for the manufacture of) our products from a wide variety of raw materials. We purchase and use large quantities of commodities, including dairy products, meat products, tomato products, sugar and other sweeteners, soybean and vegetable oils, coffee beans, wheat and processed grains, eggs, and other fruits and vegetables to manufacture our products. In addition, we purchase and use significant quantities of plastics, cardboard, resin, glass, and metal to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. For commodities that we use across many of our product categories we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations. We source these commodities from a variety of providers, ranging from large, international producers to smaller, local, independent sellers. Where appropriate, we seek to establish preferred purchaser status and have developed strategic partnerships with many of our suppliers with the objective of achieving favorable pricing and dependable supply for many of our commodities. The prices of raw materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather or global climate change, pandemics, geopolitical conflicts, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, and agricultural programs. In 2024, we experienced moderate inflation in our supply chain costs compared to the prior year period, which we expect to continue through 2025. While inflationary pressures within procurement, manufacturing, and logistics costs had a negative impact on our results of operations, we experienced increased stability of these costs as compared to the prior year period.
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
•superior, consumer-preferred product and package performance; and
•continuous process, product, and supply chain optimization and productivity initiatives.
Competition
Our products are sold in highly competitive marketplaces, including e-commerce retailers, large-format retailers, and discounters. Our competitors include large national and international food and beverage companies and numerous local and regional companies. We compete with both branded and private label products sold by retailers, wholesalers, and cooperatives. We compete on the basis of product innovation, price, product quality, nutritional value, service, taste, convenience, brand recognition and loyalty, effectiveness of marketing and distribution, promotional activity, and the ability to identify and satisfy changing consumer preferences. Improving our market position or introducing new products requires substantial advertising, promotional, and research and development expenditures.

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
We have key customers in different regions around the world. In 2024, the five largest customers in our North America segment accounted for approximately 46% of North America segment net sales, the five largest customers in our International Developed Markets segment accounted for approximately 28% of International Developed Markets net sales, and the five largest customers in Emerging Markets accounted for approximately 12% of Emerging Markets net sales. Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2024, 2023, and 2022. Both of our reportable segments have sales to Walmart Inc.
In the first quarter of 2024, we changed the way we manage our product portfolio to align with our future growth strategy. As of December 28, 2024, we manage our sales portfolio through eight consumer-driven product platforms. A platform is a lens created for the portfolio based on a grouping of consumer needs and includes the following for Kraft Heinz: Taste Elevation, Easy Ready Meals, Substantial Snacking, Desserts, Hydration, Cheese, Coffee and Meats.
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
The platforms are modular and configurable by reportable segment and market and help us to manage and organize our business effectively by providing insight into our various product categories and brands. Further, each platform is assigned a role within our business to help inform our resource allocation and investment decisions, which are made at the operating segment level. These roles include Accelerate, Protect, and Balance. The role of a platform may also vary by reportable segment and market.
Net Sales by Platform:
Net sales by platform as a percentage of consolidated net sales for the periods presented were:

	December 28, 2024	December 30, 2023	December 31, 2022
ACCELERATE
Taste Elevation	44%	44%	41%
Easy Ready Meals	18%	18%	19%
Substantial Snacking	5%	5%	6%
PROTECT
Desserts	4%	4%	4%
Hydration	9%	9%	9%
BALANCE
Cheese	7%	7%	7%
Coffee	3%	3%	3%
Meats	8%	8%	9%
Other	2%	2%	2%
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
As of December 28, 2024, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our general compliance with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and, thus, future costs associated with such matters may exceed current reserves.
Human Capital Management
We are driven by our Purpose– Let’s make life delicious, our Company Dream—To be the leader in elevating and creating food that makes you feel good, and our Values and Leadership Principles. Those elements represent the foundation upon which our culture is built. They represent the expectations we have for ourselves and the environment we aspire to create for our Company. We recognize that our ownership-centric culture is vital to our overall success and a key competitive advantage.

Our people are at the heart of who we are at Kraft Heinz. We drive growth through high accountability, development and career opportunities, empowerment, and autonomy. We recognize and reward outstanding and differentiated performance at every level, creating a true spirit of ownership, ambition, and meritocracy. We strive to channel our employees’ passion, curiosity, and attitude to make an impact on our future and our legacy by leading as learners, acting as owners, and being change agents. Our Board of Directors (“Board”), through the Human Capital and Compensation Committee, oversees our human resources strategy and key policies.
Engagement:
We are committed to attracting, developing, and retaining world-class talent and creating an engaging and inclusive culture that embodies our Purpose, Dream, Values, and Leadership Principles. As of December 28, 2024, Kraft Heinz had approximately 36,000 employees globally. Driven by our Value We champion great people, we support our employees’ health, safety, and professional development and reward outstanding and differentiated performance at every level. Our rewards strategies (compensation, benefits, recognition, and wellbeing) aim to help our employees help themselves to LiveWell. LiveWell represents our total rewards offerings that are designed to attract and engage highly skilled and performance-oriented talent, meet individual and family needs, and inspire, celebrate, and engage our people and teams through enhanced interactions in moments that matter in an environment where employees feel productive, trusted, and empowered.
Guided by our Values, we conduct a global engagement survey annually to provide employees with an opportunity to share anonymous feedback with management across a variety of topic areas. The results and comments are reviewed by the Board, senior leadership, managers, and human resources to help determine where changes are needed to support our people and teams.

Our November 2024 survey showed that we hit an all-time high for employee engagement since the 2015 Merger and achieved our aspiration to rank in the top-quartile on the Inclusion Index, which measures employees feeling like their opinions count, belonging and inclusive leadership.
We believe our culture is the secret sauce that sets us apart and drives our success. It is the key ingredient that unites us as a Community of Owners, fosters a sense of belonging, and inspires us to lead the future of food. It is the foundation of our employee value proposition.

We grow our people to grow our business. Our Employee Value Proposition is built on three core pillars:
•We develop people for greatness, unlocking their full potential through continuous learning and growth opportunities.
•We nurture an ownership-centric culture, encouraging people to act with autonomy and treat our business as their own.
•We drive impact by challenging the status quo, celebrating differences, and sparking innovation in pursuit of leading the future of food.
Over the past decade, we have been on a journey to create a workplace that resembles the consumers that we serve and provide delicious innovations that better serve our people, business, and communities. We have made significant progress, learned a lot, and plan to build on our successes as we set the table for the future.
Wellbeing and Safety:
Our employees’ health, safety, and wellbeing are a top priority. We establish and administer company-wide policies and processes to protect the health, safety, and security of our employees, subcontractors, and all those who visit our facilities, and to comply with applicable regulations. We review and monitor our performance closely to drive improvement. To help us evaluate how effective our safety efforts are in lowering incidents rates, we use a Total Recordable Incident Rate (“TRIR”). TRIR is a medical incident rate based on the U.S. Occupational Safety and Health Administration (“OSHA”) record-keeping criteria (injuries per 200,000 hours). Our TRIR globally was 0.39 in 2024 and 0.53 in 2023.
Our global LiveWell program focuses on four wellbeing elements — physical, emotional, financial, and social health — and provides specific programs and resources to support our employees and their families within each of these areas.
Learning and Development:
Through Ownerversity, our Kraft Heinz learning ecosystem, we provide learning opportunities for each of our employees, designed to inspire and grow talent within Kraft Heinz while developing employees’ skills and competencies to help them navigate their career journey. Our learning and development offerings are created to enable employees to live our Value We dare to do better every day and own their personal learning and development. We believe this empowers employees to execute with excellence in their current role, accelerate their learning curves, and grow a great career. Through Ownerversity, employees have access to custom Kraft Heinz training, learning and development materials, and external content libraries and articles.
Rewards and Compensation:
Our Total Rewards philosophy is to provide a meaningful and flexible spectrum of programs that equitably support our workforce and their families, and compliment Kraft Heinz’ strategy and values. Total Rewards includes compensation elements of base pay and wages and incentives, healthcare, savings and insurance plans, wellbeing plans, employee recognition programs, and other voluntary elected benefits. Kraft Heinz is a great place for those who dare to win in a challenging, meritocratic, ambitious, and engaging environment. We believe in ownership and meritocracy, recognizing and rewarding our people on their achievements and impact as they grow their careers with us. We aim for global consistency while respecting local market practices and employee preferences. The plans are designed to be market competitive and data-driven to promote our high-performance and results-oriented growth culture and realize our Purpose to Make Life Delicious for employees and their families.
Ethics and Transparency:
The Kraft Heinz Ethics Helpline is available to our partners, suppliers, customers, and consumers to ask questions or report potential violations of various policies and ethical guidelines, including our Code of Conduct, Supplier Guiding Principles, and Global Human Rights Policy.
We report more detailed information regarding our programs and initiatives related to our people and human capital management in our Environmental Social Governance Report. Our 2024 report, which provides our progress through 2023, is available on our website at www.kraftheinzcompany.com/esg. The information on our website, including our ESG Report, is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission (“SEC”).

Information about our Executive Officers
The following are our executive officers as of February 8, 2025:

Name and Title	Age	Business Experience in the Past Five Years
Carlos Abrams-Rivera, Chief Executive Officer and Director	57
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

Andre Maciel, Executive Vice President and Global Chief Financial Officer	50
Executive Vice President and Global Chief Financial Officer (since March 2022); Senior Vice President, U.S. Chief Financial Officer, and Head of Digital Transformation (September 2019 to March 2022); Managing Director, Continental Europe (January to August 2019); Chief Financial Officer, U.S. (2017 to January 2019); and Head of U.S. Commercial Finance (2015 to 2017).

Diana Frost, Global Chief Growth Officer	42
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

Marcos Eloi Lima, Executive Vice President and Global Chief Procurement and Sustainability Officer	47
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

Pedro Navio, Executive Vice President and President, North America	44	Executive Vice President and President, North America (since December 2023); President – Taste, Meals, and Away From Home (March 2022 to December 2023); President, Latin America (November 2019 to February 2022); and President, Brazil (2017 to November 2019).
Cory Onell, Executive Vice President and Chief Omnichannel Sales and Asian Emerging Markets Officer	51
Executive Vice President and Chief Omnichannel Sales and Asian Emerging Markets Officer (since December 2023) and Chief Sales Officer, U.S. (August 2020 to December 2023). Senior Vice President and Head of U.S. Retail Sales (April to July 2020) at The J. M. Smucker Company, a food and beverage company. Senior Vice President, Sales (2017 to April 2020) at Campbell.

Flávio Barros Torres, Executive Vice President and Global Chief Supply Chain Officer	55
Executive Vice President and Global Chief Supply Chain Officer (since December 2021); and Head of Global Operations (January 2020 to December 2021). Global Operations Vice President (2017 to 2019) at AB InBev.

Melissa Werneck, Executive Vice President and Global Chief People Officer	52
Executive Vice President and Global Chief People Officer (since December 2021); Global Chief People Officer (2016 to December 2021); and Head of Global Human Resources, Performance and Information Technology (2015 to 2016).

Angel Willis Executive Vice President, Global General Counsel and Corporate Affairs Officer	54
Executive Vice President, Global General Counsel and Corporate Affairs Officer (since November 2024); and Vice President, General Counsel and Secretary (January 2019 to November 2024) at Sealed Air Corporation, a global provider of packaging solutions.

Available Information
Our website address is www.kraftheinzcompany.com. We use our investor relations website, ir.kraftheinzcompany.com, as a routine channel for distribution of important, and often material, information about Kraft Heinz, including quarterly and annual earnings results and presentations, press releases and other announcements, webcasts, analyst presentations, investor days, sustainability initiatives, financial information, and corporate governance practices, as well as archives of past presentations and events. We encourage you to follow our investor relations website in addition to our filings with the SEC to receive timely information about the Company. The information on our website is not part of this Annual Report on Form 10-K and shall not be deemed to be incorporated by reference into this report or any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), are available free of charge on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Kraft Heinz, that are electronically filed with the SEC.
Item 1A. Risk Factors.
Our business is subject to various risks and uncertainties. In addition to the risks described elsewhere in this Annual Report on Form 10-K, any of the risks and uncertainties described below could materially adversely affect our business, financial condition, and results of operations and should be considered when evaluating Kraft Heinz. Although the risks are organized and described separately, many of the risks are interrelated. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect. While we believe we have identified and discussed the material risks affecting our business below, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be material that may adversely affect our business, performance, or financial condition in the future.
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
We may need to reduce our prices, or be restricted or delayed in our ability to increase prices, in response to competitive, customer, consumer, regulatory, or macroeconomic pressures, including pressures related to private label products that are generally sold at lower prices. These pressures have restricted, and may in the future continue to restrict, our ability to increase prices and maintain those price increases in response to commodity and other cost increases, including those related to inflationary pressures. Additionally, the pricing actions we take have, in some instances, negatively impacted, and could continue to negatively impact, our market share and require us to reduce, or further reduce, the prices of certain of our products. Furthermore, our competitors may attempt to gain market share by offering products at prices at or below those typically offered by our company, which may require us to increase spending on advertising and promotions and/or reduce prices. Failure to effectively assess, timely change, and properly set pricing, promotions, or trade incentives may negatively impact our ability to achieve our objectives.
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
Our products are sold in highly competitive marketplaces, including e-commerce retailers, large-format retailers, and discounters. Competition amongst retailers may create consumer price deflation, affecting our retail customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. We may also need to increase or reallocate spending on marketing, retail trade incentives, advertising, and new product, platform, or channel innovation to maintain or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we are unable to compete effectively, our profitability, financial condition, and operating results may decline.

Our success depends on our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation.
Consumer preferences for food and beverage products change continually and rapidly. Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers. We must continue to offer products that appeal to consumers, including with respect to their health and wellness preferences and changing consumption patterns, such as those potentially associated with weight-loss drugs. If we do not offer products that appeal to consumers, our sales and market share will decrease, which could materially and adversely affect our product sales, financial condition, and operating results. Further, changing consumer preferences relating to the healthiness or desirability of ingredients, components, or substances present or allegedly present in our products or packaging could negatively impact our product sales, financial condition, and operating results if we are unsuccessful in our efforts to satisfy consumer preferences.
Moreover, weak economic conditions, recessions, inflation, severe or unusual weather events, pandemics, geopolitical conflicts, public boycotts, as well as other factors, could affect consumer preferences and demand, at times, causing a strain on our supply chain due, in part, to retailers, distributors, or carriers modifying their restocking, fulfillment, or shipping practices. Failure to adequately respond to these changes could adversely affect our product sales, financial condition, and operating results.
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
In addition, our growth depends on our successful development, introduction, and marketing of innovative new products and line extensions. There are inherent risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance or potential impacts on our existing product offerings. We may be required to increase expenditures for new product development. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect, and maintain necessary intellectual property rights, and to avoid infringing upon the intellectual property rights of others. We must also be able to respond successfully to technological advances by our competitors (including artificial intelligence, machine learning, and augmented reality, which may become critical in interpreting consumer preferences in the future), and failure to do so could compromise our competitive position and impact our product sales, financial condition, and operating results.
Changes in the retail landscape or the loss of key retail customers could adversely affect our financial performance.
The retail landscape has experienced, and may continue to experience, the consolidation of ownership of retailers and the presence of buying groups resulting in increased purchasing power. Retail customers, such as supermarkets, warehouse clubs, and food distributors in our major markets, may continue to consolidate, resulting in fewer but larger customers for our business across various channels. These larger customers may seek to leverage their positions to improve their profitability by demanding improved efficiency, lower pricing, more favorable terms, increased promotional programs, or specifically tailored product offerings. In addition, larger retailers have scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own private label products. Retail consolidation and increasing retailer power could materially and adversely affect our product sales, financial condition, and operating results.
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
Increased natural disasters and decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of natural resources and commodities, including dairy products, meat products, tomato products, sugar and other sweeteners, soybean and vegetable oils, coffee beans, wheat and processed grains, eggs, and other fruits and vegetables to manufacture our products, and could further decrease food security for communities around the world. Climate change, and its environmental impacts, could also affect our ability, and our suppliers’ ability, to procure necessary commodities at costs and in quantities we currently experience and may require us to increase costs or make additional unplanned capital expenditures. Further, an increase in the frequency and severity of natural disasters could result in disruptions for us, our customers, suppliers, vendors, co-manufacturers, and distributors and impact our employees’ abilities to commute or work from home effectively. These disruptions could make it more difficult and costly for us to deliver our products, obtain raw materials or other supplies through our supply chain, maintain or resume operations, or perform other critical corporate functions, could reduce customer demand for our products, and could increase the cost of insurance.
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
Finally, we might fail to effectively address increased attention from the media, stockholders, activists, and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional regulatory requirements regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. Concurrently, there also exists “anti-ESG” sentiments among certain stakeholders, and we may face negative publicity, lawsuits, and other adverse impacts to our business from these stakeholders in response to our sustainability initiatives. From time to time we establish and publicly announce environmental, social, and governance goals, commitments, and aspirations, including to reduce our impact on the environment. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. Our processes and controls for reporting sustainability and other matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC, European Union, and other foreign, federal, state, and local regulatory and legislative bodies (including, but not limited to, the European Union’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive and the state of California’s new climate change disclosure requirements), and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report on our progress toward achieving these goals and commitments, it could negatively affect consumer preference for our products or investor confidence in our stock, as well as expose us to government enforcement actions and private litigation.
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
We are a global company with sales and operations in numerous countries within developed and emerging markets. Approximately 31% of our 2024 net sales were generated outside of the United States. As a result, we are subject to risks inherent in global operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section, and also include:
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
Slow economic growth, inflation, or high unemployment in the markets in which we operate could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Any of these factors could materially and adversely affect our product sales, financial condition, and results of operations.

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
As of December 28, 2024, Berkshire Hathaway Inc. (“Berkshire Hathaway”) owns approximately 27.2% of our common stock. Two members of our Board are officers and/or directors of Berkshire Hathaway or its affiliates. As a result, Berkshire Hathaway has the potential to exercise influence over management and Board decisions, including those affecting our capital structure, such as the issuance of additional capital stock, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration and amount of dividends. Berkshire Hathaway also has influence over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors, and approving mergers or sales of substantially all of our capital stock or assets. In addition, Berkshire Hathaway is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Berkshire Hathaway may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those opportunities may not be available to us.

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
As of December 28, 2024, we maintain 12 reporting units, eight of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.

Reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2024 annual impairment test performed as of June 30, 2024 have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future, which could negatively affect our operating results or net worth. Furthermore, changes in reporting units, including as a result of integrating a new acquisition into an existing reporting unit that has a fair value below carrying amount of goodwill, have led, and could in the future lead, to an impairment of goodwill. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to goodwill or intangible asset impairments.
Reporting units with 10% or less fair value over carrying amount, including reporting units that were impaired as part of the 2024 annual impairment test, resulting in zero excess fair value over carrying value, had an aggregate goodwill carrying amount after impairment of $22.4 billion as of the 2024 annual impairment test and included Taste Elevation, Ready Meals and Snacking (“TMS”), Away from Home & Kraft Heinz Ingredients (“AFH”), Meat & Cheese (“MC”), Canada and North America Coffee (“CNAC”), and Continental Europe. Our Northern Europe reporting unit had 10-20% fair value over carrying amount with an aggregate goodwill carrying amount of $1.7 billion as of the 2024 annual impairment test. Our Hydration & Desserts (“HD”) and Asia reporting units had between 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $4.6 billion as of the 2024 annual impairment test. Our reporting units that have less than 5% excess fair value over carrying amount as of the 2024 annual impairment test are considered at a heightened risk of future impairments and include our TMS, Continental Europe, and AFH reporting units, which had an aggregate goodwill carrying amount of $19.0 billion. Our four remaining reporting units had no goodwill carrying amount at the time of the 2024 annual impairment test.
Our indefinite-lived brands with 10% or less fair value over carrying amount, comprised entirely of brands that were impaired within 2024, resulting in zero excess fair value over carrying amount, had an aggregate carrying amount of $2.6 billion as of the latest test for each brand and included Oscar Mayer, Lunchables, Claussen, and Wattie’s. Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $14.2 billion as of the latest test for each brand and included Kraft, Velveeta, A1, and Bagel Bites. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $2.8 billion as of the latest test for each brand. Although the remaining brands, with a carrying amount of $16.9 billion, have more than 50% excess fair value over carrying amount as of the latest test for each brand, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future. Our brands that have less than 5% excess fair value over carrying amount as of the latest test for each brand are considered at a heightened risk of future impairments and include our Oscar Mayer, Lunchables, Claussen, and Wattie’s brands, which had an aggregate carrying amount of $2.6 billion.
Our net sales and net income may be exposed to foreign exchange rate fluctuations.
We derive a substantial portion of our net sales from international markets. We hold assets, incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Canadian dollar, euro, British pound sterling, Australian dollar, Brazilian real, Chinese renminbi, Indonesian rupiah, New Zealand dollar, and Russian ruble. Since our consolidated financial statements are reported in U.S. dollars, fluctuations in foreign currency exchange rates from period to period, which have been more volatile recently, will have an impact on our reported results. We have implemented foreign currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, these hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. In addition, in certain circumstances, we may incur costs in one currency related to services or products for which we are paid in a different currency. As a result, factors associated with our international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition.
Commodity, energy, and other input prices are volatile and could negatively affect our consolidated operating results.
We purchase and use large quantities of commodities, including dairy products, meat products, tomato products, sugar and other sweeteners, soybean and vegetable oils, coffee beans, wheat and processed grains, eggs, and other fruits and vegetables to manufacture our products. In addition, we purchase and use significant quantities of plastics, cardboard, resin, glass, and metal to package our products, and we use other inputs, such as electricity, natural gas, and water, to operate our facilities. We are also exposed to changes in oil prices, including diesel fuel, which influence both our packaging and transportation costs. Prices for commodities, energy, and other supplies are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, inflationary pressure, foreign currency fluctuations, geopolitical conditions or conflicts, cybersecurity incidents, severe weather, natural disasters, global climate change, water risk, pandemics, crop failures, crop shortages due to plant disease or insect and other pest infestation, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect our operations. Furthermore, the cost of raw materials and finished products may fluctuate due to changes in cross-currency transaction rates. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
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
In 2024, we experienced moderate inflation in our supply chain costs compared to the prior year period, which we expect to continue through 2025. While inflationary pressures within procurement, manufacturing, and logistics costs had a negative impact on our results of operations, we experienced increased stability of these costs as compared to the prior year period. Although we take measures to mitigate the impact of this inflation through pricing actions and efficiency initiatives, if these measures are not effective our financial condition, operating results, and cash flows could be materially adversely affected. Even if such measures are effective, we expect that there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted and could continue to negatively impact our market share.
Volatility in the market value of all or a portion of the derivatives we use to manage exposures to fluctuations in commodity prices may cause volatility in our gross profit and net income.
We use commodity futures, options, and swaps to economically hedge the price of certain input costs, including dairy products, vegetable oils, coffee beans, corn, wheat products, sugar cane and meat products. We recognize gains and losses based on changes in the values of these commodity derivatives. We recognize these gains and losses in cost of products sold in our consolidated statements of income. We recognize the unrealized gains and losses on these commodity derivatives in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results. Accordingly, changes in the values of our commodity derivatives may cause volatility in our gross profit and net income.
Regulatory Risks
Our compliance with laws and regulations, and related legal claims or regulatory enforcement actions, could expose us to significant liabilities and damage our reputation.
As a large, global food and beverage company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Various laws and regulations govern our practices including, but not limited to, those related to advertising and marketing, product claims and labeling, food production and nutritional requirements, environmental matters (including climate change), packaging and waste management (including packaging containing PFAS), intellectual property, consumer protection and product liability, commercial disputes, trade and export controls, anti-trust, data privacy, labor and employment, workplace health and safety, forced labor, such as the UFLPA, and tax. As a consequence, we face a heightened risk of legal claims and regulatory enforcement actions in the ordinary course of business. In addition, the imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, and differing or competing regulations and standards across the markets where our products are made, manufactured, distributed, and sold have in the past and could continue to result in higher compliance costs, capital expenditures, and higher production costs, adversely impacting our product sales, financial condition, and results of operations. In addition, claims about the health impacts of consumption of our products, or ingredients, components, or substances present or allegedly present in those products or packaging, including in connection with the development, manufacture, and marketing of our products, have resulted in, and could in the future result in, us being subject to regulations, fines, lawsuits, or taxes, or may cause us to change the way in which we operate which could adversely impact our profitability, financial condition, or operating results.
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
Kraft Heinz and Berkshire Hathaway are party to a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by Berkshire Hathaway, which represents all shares of our common stock held by Berkshire Hathaway as of the date of the closing of the 2015 Merger. As of December 28, 2024, registrable shares represented approximately 27.2% of all outstanding shares of our common stock. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, offers and sales of a large number of registrable shares may be made pursuant to an effective registration statement under the Securities Act in accordance with the terms of the registration rights agreement. Sales of our common stock by Berkshire Hathaway to other persons would likely result in an increase in the number of shares being traded in the public market and may increase the volatility of the price of our common stock.
Our share repurchase program may not be fully consummated and the anticipated enhanced long-term stockholder value may not be realized, and share repurchases could increase the volatility of the price of our stock.
In November 2023, the Board authorized the Company to repurchase up to $3.0 billion, exclusive of fees, of our outstanding common stock through December 26, 2026. December 28, 2024, we had remaining authorization under the share repurchase program of approximately $1.9 billion. Our repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of any repurchases, if any, will depend on factors such as our historical and expected business performance and cash and liquidity positions, the price of our stock, economic and market conditions, and corporate and regulatory requirements. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time. We cannot guarantee that we will repurchase shares or conduct future share repurchase programs, or that any such programs, even if fully implemented, will result in long-term increases to stockholder value. Any failure to fully implement our repurchase program may negatively impact our reputation, investor confidence, and the price of the Company’s common stock.
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
Escalation of geopolitical tensions related to military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, supply chain disruptions, changes in consumer demand, increased cyberattacks, and impacts on foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition, and results of operations. Although we do not have operations in Ukraine, and our business in Russia generated approximately 1% of our consolidated net sales for the year ended December 28, 2024, the military conflict between Russia and Ukraine has caused, and could continue to cause, negative impacts on our business and the global economy. Governments in the United States, Canada, United Kingdom, and European Union have each imposed export controls and economic sanctions on certain industry sectors and parties in Russia. Further, the Russian government has placed restrictions on the transfer of funds to and from Russian entities, making it more difficult to operate in Russia. Failure to comply with applicable sanctions and measures could subject us to regulatory penalties, temporary or permanent loss of assets, or our ability to conduct business operations in Russia. While less than 1% of consolidated total assets are located in Russia as of December 28, 2024, our Russian assets may be partially or fully impaired in future periods, or our business operations terminated, based on actions taken by Russia, other parties, or us. The effects of current geopolitical conflicts as well as potential future geopolitical tensions, could heighten many of our known risks described in this Item 1A, Risk Factors.
Unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate could adversely affect our ability to provide products to our customers or our results of operations.
We have a complex network of suppliers, owned and leased manufacturing locations, co-manufacturing locations, distribution networks, and information systems that support our ability to consistently provide our products to our customers. Factors that are hard to predict or beyond our control, such as weather or other geological events or natural disasters, including hurricanes, earthquakes, floods, tsunamis, or wild fires (whether as a result of climate change or otherwise), raw material shortages, fires or explosions, political unrest, geopolitical conflicts, terrorism, civil strife, acts of war, public corruption, expropriation, generalized labor unrest or labor shortages, cybersecurity incidents, or pandemics, could damage or disrupt our operations or the operations of our customers, suppliers, vendors, co-manufacturers, distributors, or regulators. These factors include, but are not limited to:
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
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Economic and financial uncertainties in our international markets, changes to major international trade arrangements, and the imposition of increased or new tariffs by the U.S. federal government or by certain foreign governments could negatively impact our operations and sales. Other factors impacting our operations in the United States and in international locations where we do business include changes in laws, export and import restrictions, foreign currency exchange rates, foreign currency devaluation, cash repatriation restrictions, recessionary conditions, governmental subsidies provided to our consumers such as the Supplemental Nutrition Assistance Program (“SNAP”) in the U.S., foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, a potential U.S. federal government shutdown, terrorist acts, political unrest, and military conflict. Such factors in either domestic or foreign jurisdictions, and our responses to them, could materially and adversely affect our product sales, financial condition, and operating results.
We rely on our management team and other key personnel and may be unable to hire or retain key personnel or a highly skilled and diverse global workforce.
We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel and a diverse global workforce with the skills and in the locations we need to operate and grow our business. Unplanned turnover, failure to attract and develop personnel with key emerging capabilities or failure to develop adequate succession plans for leadership positions, including the Chief Executive Officer position, could deplete our institutional knowledge base and erode our competitiveness. Further, equity-based compensation is a key component of our compensation program and essential for attracting and retaining qualified personnel. As a result, the lack of positive performance in our stock price may adversely affect our ability to attract or retain key personnel. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate skilled employees. Any such loss, failure, or limitation could adversely affect our product sales, financial condition, and operating results.
We are significantly dependent on information technology, and we may be unable to protect our information systems against service interruption, misappropriation of data, or breaches of security.
We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers, and suppliers. These information technology systems, some of which are managed by third parties, may be susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks and other cybersecurity risks, telecommunication failures, user errors, catastrophic events, or other factors. Geopolitical tensions or conflicts, and the rapid evolution and increased adoption of artificial intelligence technologies may further heighten the risk of cybersecurity attacks. If our information technology systems suffer severe damage, disruption, or shutdown, by unintentional or malicious actions of employees or contractors or by cyberattacks, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, reputational damage, transaction errors, processing inefficiencies, the leakage of confidential information, and the loss of customers and sales, causing our product sales, financial condition, and operating results to be adversely affected and the reporting of our financial results to be delayed. While we have developed and implemented security measures and internal controls designed to protect against cyber and other security threats, such measures cannot provide absolute security and may not be successful in preventing future security breaches. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. We may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. Additionally, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. In the past, we have experienced security incidents resulting from unauthorized access to or use of our systems or those of third parties, which to date, have not had a material impact on our operations; however, there is no assurance that the impact of any security incidents will not be material in the future.
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

We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the United States, which represents the majority of our operations, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. Additionally, the Organization for Economic Co-operation and Development (OECD), a global coalition of member countries, proposed a two-pillar plan that aims to ensure a fairer distribution of profits among countries and impose a floor on tax competition through the introduction of a global minimum tax of 15%. Many countries have enacted or begun the process of enacting laws based on the two-pillar plan proposals. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. See Overview in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our estimated cash tax rate impact on results of operations.
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
We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a cybersecurity incident at a third-party service provider. We maintain a third-party cyber risk management process to review and monitor potentially material third-party service providers’ security controls. Third-party service providers are required to provide independent attestation reports of their control environment, which are reviewed to validate that the controls meet Company security requirements. In the absence of such reports, third-party service providers are required to complete a detailed questionnaire describing their controls and provide relevant documentation. As part of the third-party risk management process, we request and review annual penetration test reports for the third-party service providers designed to assess whether all high and medium risk findings are addressed. The control environments for third-party service providers are reviewed annually based on risk.
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
The Company governs cybersecurity risk through a risk management program designed to enable employees, members of the Audit Committee, Enterprise Risk Committee, executive officers, and other personnel to make informed decisions about cybersecurity risk management that are appropriate for their level of responsibility. Our Chief Information Security Officer (“CISO”) oversees the team responsible for leading enterprise-wide information security strategy, policy, standards, architecture, and processes. Our CISO has extensive cybersecurity knowledge and skills gained from more than 20 years of work experience in information security in the consumer goods, banking, legal, healthcare, and education sectors as well as the government. Our CISO holds a master’s degree in computer and information systems security/information assurance and designations as a Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM). The CISO evaluates cybersecurity risks, plans for reduction of risks, directs resources and priorities to improve cybersecurity safeguards, measures the results of those efforts, reports to our senior and executive leaders (including our Global Chief Information Officer and Global Chief Financial Officer), the Enterprise Risk Management Committee, and the Audit Committee regarding our cybersecurity risk priorities and progress, and solicits support from senior and executive leaders to further reduce risks through resources, prioritization, or other means. The CISO receives reports on cybersecurity threats from our Security Operations Center, external threat intel, trusted third-party security suppliers, and a peer network of CISOs at other global companies on an ongoing basis. Our Security Operations Center verifies and validates the threat information and modifies our detection and preventative controls as appropriate. Our CISO works closely with our Chief Global Ethics and Compliance Officer and Global General Counsel and Corporate Affairs Officer to oversee compliance with legal, regulatory, and contractual security requirements. The CISO’s team evaluates third-party service providers to a degree commensurate with the risk their services pose to us. As part of that program, we also provide feedback to service providers about risks they can reduce using commercially available safeguards. Additionally, the information security team works in partnership with the Company’s internal audit team to review information technology-related internal controls as part of our overall internal controls process.
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
Item 2. Properties.
Our corporate co-headquarters are located in Pittsburgh, Pennsylvania and Chicago, Illinois. Our co-headquarters are leased and house certain executive offices, our North America business units, and our administrative, finance, legal, and human resource functions. We maintain additional owned and leased offices throughout the regions in which we operate.
We manufacture our products in our network of manufacturing and processing facilities located throughout the world. As of December 28, 2024, we operated 70 manufacturing and processing facilities. We own 66 and lease four of these facilities. Our manufacturing and processing facilities count by segment as of December 28, 2024 was:

	Owned	Leased
North America	32	2
International Developed Markets	17	—
Emerging Markets(a)	17	2
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and are adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.
In 2024, as part of our planned restructuring and divestiture activities, we sold a manufacturing facility in Papua New Guinea and a manufacturing facility in Indonesia within our Asia Emerging Markets operating segment and two manufacturing facilities in Russia within our West and East Emerging Markets operating segment. See Note 5, Restructuring Activities, and Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information.
Item 3. Legal Proceedings.
See Note 15, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on The Nasdaq Stock Market LLC (Nasdaq) under the ticker symbol “KHC.” At February 8, 2025, there were approximately 34,653 holders of record of our common stock.
See Equity and Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of cash dividends declared on our common stock.
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Food and Soft Drink Products, which we consider to be our peer group. Companies included in the S&P Consumer Staples Food and Soft Drink Products index change periodically and are presented on the basis of the index as it is comprised on December 28, 2024. This graph covers the five-year period from December 27, 2019 (the last trading day of our fiscal year 2019) through December 27, 2024 (the last trading day of our fiscal year 2024). The graph shows total shareholder return assuming $100 was invested on December 27, 2019 and the dividends were reinvested on a daily basis.

Kraft Heinz
S&P 500
S&P Consumer Staples Packaged Food & Soft Drinks
$220
$200
$180
$160
$140
$120
$100
$80
DECEMBER 27, 2019
DECEMBER 24, 2020
DECEMBER 23, 2021
DECEMBER 30, 2022
DECEMBER 29, 2023
DECEMBER 27, 2024

	Kraft Heinz	S&P 500	S&P Consumer Staples Food and Soft Drink Products
December 27, 2019	$100.00	$100.00	$100.00
December 24, 2020	117.05	116.40	105.53
December 23, 2021	123.00	150.67	119.88
December 30, 2022	148.13	124.45	132.48
December 29, 2023	140.65	157.17	126.06
December 27, 2024	122.27	199.45	125.01
The above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Issuer Purchases of Equity Securities During the Three Months Ended December 28, 2024
Our share repurchase activity in the three months ended December 28, 2024 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
9/29/2024 — 11/02/2024	185,482	$33.57	180,000	$2,345
11/03/2024 — 11/30/2024	13,087,165	31.43	13,083,641	1,933
12/01/2024 — 12/28/2024	1,023,906	31.57	1,023,713	1,901
Total	14,296,553		14,287,354
(a)    Includes (1) shares purchased pursuant to the share repurchase program described in (b) below, (2) shares withheld for tax liabilities associated with the vesting of RSUs.
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
See below for discussion and analysis of our financial condition and results of operations for 2024 compared to 2023 and for 2023 compared to 2022.
Description of the Company:
We manufacture and market food and beverage products around the world through our eight consumer-driven product platforms: Taste Elevation, Easy Ready Meals, Hydration, Meats, Cheeses, Substantial Snacking, Desserts, Coffee, and other grocery products.
In the first quarter of 2024, we divided our International segment into three operating segments — Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”) — to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan. Subsequently, we manage our operating results through four operating segments. We have two reportable segments defined by geographic region: North America and International Developed Markets. Our remaining operating segments, consisting of WEEM and AEM, are combined and disclosed as Emerging Markets.
See Note 20, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our financial information by segment.
Items Affecting Comparability of Financial Results
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $1.6 billion and intangible asset impairment losses of $2.0 billion in 2024. We recognized goodwill impairment losses of $510 million and intangible asset impairment losses of $152 million in 2023. We recognized goodwill impairment losses of $444 million, intangible asset impairment losses of $469 million, and net property, and plant, and equipment asset impairment losses of $86 million in 2022. See Note 8, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information on our goodwill and intangible asset impairment losses.
53rd Week:
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Our 2024 fiscal year was a 52-week period that ended on December 28, 2024, our 2023 fiscal year was a 52-week period that ended on December 30, 2023, and our 2022 fiscal year was a 53-week period that ended on December 31, 2022.
Acquisitions and Divestitures:
In 2024, we closed the sale of our infant nutrition business in Russia (the “Russia Infant Transaction”) and the sale of 100% of the equity interests in our Papua New Guinea subsidiary (the “Papua New Guinea Transaction”), both within Emerging Markets. In 2022, we completed the Hemmer Acquisition within Emerging Markets, and the Just Spices Acquisition within our International Developed Markets segment. See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on our acquisition and divestiture activities.
Inflation and Supply Chain Impacts:
During the year ended December 28, 2024, we experienced moderate inflation in our supply chain costs compared to the prior year period, which we expect to continue through 2025. While inflationary pressures within procurement, manufacturing, and logistics costs had a negative impact on our results of operations, we experienced increased stability of these costs as compared to the prior year period. Further, we continue to take measures to mitigate the impact of this inflation through efficiency initiatives, pricing actions, and hedging strategies. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we have taken have, in some instances, negatively impacted, and could continue to negatively impact, our market share.

Income Taxes:
The Organization for Economic Co-operation and Development (OECD), a global coalition of member countries, proposed a two-pillar plan that aims to ensure a fairer distribution of profits among countries and impose a floor on tax competition through the introduction of a global minimum tax of 15%. Many countries have enacted, or begun the process of enacting, laws based on the two-pillar plan proposals.
As part of our planning for the changes in the international tax environment, as well as to achieve greater operational synergies, we have enacted changes to our corporate entity structure which included a transfer of, and will result in the movement of, certain business operations to a wholly-owned subsidiary in the Netherlands resulting in a tax benefit of $3.0 billion recorded as a non-U.S. deferred tax asset in December 2024. The deferred tax asset was recognized as a result of the book and tax basis difference on the business transferred to the Netherlands subsidiary with the tax basis determined by reference to the fair value of the business. The determination of the estimated fair value of the transferred business is complex and requires the exercise of substantial judgment due to the use of subjective assumptions in the valuation method used by management. The associated valuation allowance of $0.6 billion is related to uncertainty in the Pillar Two legislative interpretation and is based on our latest assessment of the total tax benefit that is more likely than not to be realized. The recognition of our future tax benefits associated with this transaction is dependent upon the acceptance of the business valuation and tax basis step-up by the associated taxing authorities.

The legislative developments in conjunction with changes we made to our corporate entity structure are estimated to increase our cash tax rate by 2.0% to 3.0% and our effective tax rate by approximately 5.0%. The estimated rates could be impacted by the outcome of examinations by taxing authorities and future legislative developments.
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
Consolidated Results of Operations
Summary of Results:

	December 28, 2024	December 30, 2023	% Change	December 30, 2023	December 31, 2022	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$25,846	$26,640	(3.0)%	$26,640	$26,485	0.6%
Operating income/(loss)	1,683	4,572	(63.2)%	4,572	3,634	25.8%
Net income/(loss)	2,746	2,846	(3.5)%	2,846	2,368	20.2%
Net income/(loss) attributable to common shareholders	2,744	2,855	(3.9)%	2,855	2,363	20.8%
Diluted EPS	2.26	2.31	(2.2)%	2.31	1.91	20.9%
Net Sales:

	December 28, 2024	December 30, 2023	% Change	December 30, 2023	December 31, 2022	% Change
	(in millions)			(in millions)
Net sales	$25,846	$26,640	(3.0)%	$26,640	$26,485	0.6%
Organic Net Sales(a)	25,949	26,496	(2.1)%	26,774	25,889	3.4%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2024 Compared to Fiscal Year 2023:
Net sales decreased 3.0% to $25.8 billion in 2024 compared to $26.6 billion in 2023, including the unfavorable impacts of foreign currency (0.7 pp) and acquisitions and divestitures (0.2 pp). Organic Net Sales decreased 2.1% to $25.9 billion in 2024 compared to $26.5 billion in 2023, primarily due to the unfavorable volume/mix (3.5 pp), which more than offset higher pricing (1.4 pp). Pricing was higher in North America and Emerging Markets, and flat in International Developed Markets. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.

Fiscal Year 2023 Compared to Fiscal Year 2022:
Net sales increased 0.6% to $26.6 billion in 2023 compared to $26.5 billion in 2022, including the unfavorable impacts of lapping a 53rd week of shipments in the prior period (1.8 pp), foreign currency (0.9 pp), and acquisitions and divestitures (0.1 pp). Organic Net Sales increased 3.4% to $26.8 billion in 2023 compared to $25.9 billion in 2022, primarily driven by higher pricing (8.9 pp), which more than offset unfavorable volume/mix (5.5 pp). Pricing was higher in all segments. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.
Net Income/(Loss):

	December 28, 2024	December 30, 2023	% Change	December 30, 2023	December 31, 2022	% Change
	(in millions)			(in millions)
Operating income/(loss)	$1,683	$4,572	(63.2)%	$4,572	$3,634	25.8%
Net income/(loss)	2,746	2,846	(3.5)%	2,846	2,368	20.2%
Net income/(loss) attributable to common shareholders	2,744	2,855	(3.9)%	2,855	2,363	20.8%
Adjusted Operating Income(a)	5,360	5,297	1.2%	5,297	4,989	6.2%
(a)     Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2024 Compared to Fiscal Year 2023:
Operating income/(loss) decreased 63.2% to $1.7 billion in 2024 compared to $4.6 billion in 2023, due to non-cash impairment losses that were $3.0 billion higher in the current year period. The remaining change to operating income/(loss) was an increase of $118 million primarily driven by higher pricing, lower variable compensation expense, and lower procurement and logistics costs, due, in part, to the beneficial impact from our efficiency initiatives. These favorable impacts to operating income/(loss) were partially offset by unfavorable volume/mix, increased manufacturing expenses due to increased labor costs, and increased selling, general and administrative expenses (“SG&A”) due, in part, to investments in technology.
Net income/(loss) decreased 3.5% to $2.7 billion in 2024 compared to $2.8 billion in 2023. This decrease was due to unfavorable changes in operating income/(loss) factors discussed above, which more than offset a lower effective tax rate in the current period and the favorable changes in other expense/(income).
•Our effective tax rate was a benefit of 220.5% in 2024 compared to an expense of 21.7% in 2023. The year-over-year change in the effective tax rate was primarily driven by the recognition of a $3.0 billion non-U.S. deferred tax asset as a result of the movement of certain business operations to a wholly-owned subsidiary in the Netherlands and the geographic mix of pre-tax income in various non-U.S. jurisdictions. This benefit to our effective tax rate was partially offset by establishing a partial valuation allowance of $0.6 billion against the Netherlands deferred tax asset, establishing a full valuation allowance against Brazil net deferred tax assets, and non-deductible goodwill impairments.
•Other expense/(income) was $85 million of income in 2024 compared to $27 million of expense in 2023. This change was primarily driven by $197 million of favorable changes in net pension and postretirement non-service cost/(benefit), partially offset by an $81 million net loss on the sale of businesses in 2024.
Adjusted Operating Income increased 1.2% to $5.4 billion in 2024 compared to $5.3 billion in 2023, primarily driven by higher pricing, lower variable compensation expense, and lower procurement and logistics costs, due, in part, to the beneficial impact from our efficiency initiatives. These favorable impacts to Adjusted Operating Income were partially offset by unfavorable volume/mix, increased manufacturing expenses due to increased labor costs, increased SG&A due, in part, to investments in technology, and the unfavorable impact of foreign currency (0.4 pp).

Fiscal Year 2023 Compared to Fiscal Year 2022:
Operating income/(loss) increased 25.8% to $4.6 billion in 2023 compared to $3.6 billion in 2022, primarily driven by higher pricing, the beneficial impact from our efficiency initiatives, lower non-cash impairment losses in the current year period ($251 million), and the impact of the securities class action lawsuit in the prior year period. These favorable impacts to operating income/(loss) were partially offset by higher commodity costs, including the impact of realized and unrealized gains and losses on commodity hedges, higher supply chain costs, reflecting inflationary pressure in manufacturing and procurement costs, unfavorable volume/mix, increased SG&A primarily for advertising expenses, and the decrease from lapping a 53rd week of shipments in the prior period.
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
•Other expense/(income) was $27 million of expense in 2023 compared to $253 million of income in 2022. This change was primarily driven by $202 million of unfavorable changes in net pension and postretirement non-service cost/(benefit) due, in part, to the settlement of one of our U.K. defined benefit pension plans, which resulted in pre-tax losses of $162 million in 2023. Further, additional changes in other expense/(income) were driven by $179 million of unfavorable changes in foreign exchange losses/(gains). These unfavorable impacts to other expense/(income) were partially offset by $109 million of favorable changes in derivative losses/(gains).
Adjusted Operating Income increased 6.2% to $5.3 billion in 2023 compared to $5.0 billion in 2022, primarily due to higher pricing and the beneficial impact from our efficiency initiatives, which more than offset higher commodity costs, including the impact of realized gains and losses on commodity hedges; higher supply chain costs, reflecting inflationary pressure in manufacturing, procurement, and logistics; unfavorable volume/mix; increased SG&A, primarily advertising expenses; the decrease from lapping a 53rd week of shipments in the prior period (2.2 pp); and the unfavorable impact of foreign currency (1.2 pp).
Diluted Earnings Per Share (“EPS”):

	December 28, 2024	December 30, 2023	% Change	December 30, 2023	December 31, 2022	% Change
	(in millions, except per share data)			(in millions, except per share data)
Diluted EPS	$2.26	$2.31	(2.2)%	$2.31	$1.91	20.9%
Adjusted EPS(a)	3.06	2.98	2.7%	2.98	2.78	7.2%
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Fiscal Year 2024 Compared to Fiscal Year 2023:
Diluted EPS decreased 2.2% to $2.26 in 2024 compared to $2.31 in 2023, primarily driven by the net income/(loss) factors discussed above and the favorable impact of our common stock repurchases.

	December 28, 2024	December 30, 2023	$ Change	% Change
Diluted EPS	$2.26	$2.31	$(0.05)	(2.2)%
Restructuring activities	0.01	0.16	(0.15)
Unrealized losses/(gains) on commodity hedges	(0.01)	—	(0.01)
Impairment losses	2.58	0.50	2.08
Losses/(gains) on sale of business	0.05	—	0.05
Nonmonetary currency devaluation	0.01	0.02	(0.01)
Certain significant discrete income tax items	(1.84)	(0.01)	(1.83)
Adjusted EPS(a)	$3.06	$2.98	$0.08	2.7%

Key drivers of change in Adjusted EPS(a):
Results of operations			$0.04
Effect of common stock repurchases(b):			0.04
Other expense/(income)			0.01
Effective tax rate			(0.01)
			$0.08
(a)     Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(b)     Includes the impact of the change in the weighted average shares of common stock outstanding, including dilutive effect, which is primarily due to shares purchased pursuant to our publicly announced share repurchase program. See Note 19, Earnings Per Share, in Item 8, Financial Statements and Supplementary Data, for more information on our weighted average shares outstanding.
Adjusted EPS increased 2.7% to $3.06 in 2024 compared to $2.98 in 2023 primarily driven by higher Adjusted Operating Income, the favorable impact of our common stock repurchases, and favorable changes in other expense/(income), which more than offset higher taxes on adjusted earnings.

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
Adjusted EPS increased 7.2% to $2.98 in 2023 compared to $2.78 in 2022, primarily driven by higher Adjusted Operating Income and lower interest expense, which more than offset the decrease from lapping a 53rd week of shipments in the prior period, unfavorable changes in other expense/(income), and higher taxes on adjusted earnings.

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

Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our consolidated statement of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for additional information. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela, Argentina, Turkey, Egypt, and Nigeria, which are all in Emerging Markets.
Net Sales:

	December 28, 2024	December 30, 2023	December 31, 2022
	(in millions)
Net sales:
North America	$19,543	$20,126	$20,340
International Developed Markets	3,535	3,623	3,401
Emerging Markets	2,768	2,891	2,744
Total net sales	$25,846	$26,640	$26,485
Organic Net Sales:

	2024 Compared to 2023		2023 Compared to 2022
	December 28, 2024	December 30, 2023	December 30, 2023	December 31, 2022
	(in millions)		(in millions)
Organic Net Sales(a):
North America	$19,570	$20,126	$20,191	$19,983
International Developed Markets	3,522	3,623	3,631	3,315
Emerging Markets	2,857	2,747	2,952	2,591
Total Organic Net Sales	$25,949	$26,496	$26,774	$25,889
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Currency	Acquisitions and Divestitures	53rd Week	Organic Net Sales	Price	Volume/Mix
2024 Compared to 2023
North America	(2.9)%	(0.1) pp	0.0 pp	0.0 pp	(2.8)%	1.4 pp	(4.2) pp
International Developed Markets	(2.4)%	0.4 pp	0.0 pp	0.0 pp	(2.8)%	0.0 pp	(2.8) pp
Emerging Markets	(4.3)%	(6.2) pp	(2.1) pp	0.0 pp	4.0%	3.5 pp	0.5 pp
Kraft Heinz	(3.0)%	(0.7) pp	(0.2) pp	0.0 pp	(2.1)%	1.4 pp	(3.5) pp

2023 Compared to 2022
North America	(1.0)%	(0.3) pp	0.0 pp	(1.7) pp	1.0%	7.5 pp	(6.5) pp
International Developed Markets	6.5%	(0.5) pp	(0.7) pp	(1.8) pp	9.5%	15.6 pp	(6.1) pp
Emerging Markets	5.4%	(6.6) pp	(0.2) pp	(1.7) pp	13.9%	10.9 pp	3.0 pp
Kraft Heinz	0.6%	(0.9) pp	(0.1) pp	(1.8) pp	3.4%	8.9 pp	(5.5) pp

Adjusted Operating Income:

	December 28, 2024	December 30, 2023	December 31, 2022
	(in millions)
Segment Adjusted Operating Income:
North America	$5,111	$5,050	$4,735
International Developed Markets	537	522	522
Emerging Markets	321	376	319
General corporate expenses	(609)	(651)	(587)
Restructuring activities	(27)	(60)	(74)
Deal costs	—	—	(9)
Unrealized gains/(losses) on commodity hedges	19	(1)	(63)
Impairment losses	(3,669)	(662)	(999)
Certain non-ordinary course legal and regulatory matters	—	(2)	(210)
Operating income/(loss)	1,683	4,572	3,634
Interest expense	912	912	921
Other expense/(income)	(85)	27	(253)
Income/(loss) before income taxes	$856	$3,633	$2,966
North America:

	2024 Compared to 2023			2023 Compared to 2022
	December 28, 2024	December 30, 2023	% Change	December 30, 2023	December 31, 2022	% Change
	(in millions)			(in millions)
Net sales	$19,543	$20,126	(2.9)%	$20,126	$20,340	(1.0)%
Organic Net Sales(a)	19,570	20,126	(2.8)%	20,191	19,983	1.0%
Segment Adjusted Operating Income	5,111	5,050	1.2%	5,050	4,735	6.7%
(a)     Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2024 Compared to Fiscal Year 2023:
Net sales decreased 2.9% to $19.5 billion in 2024 compared to $20.1 billion in 2023, including the unfavorable impacts of foreign currency (0.1 pp). Organic Net Sales decreased 2.8% to $19.6 billion in 2024 compared to $20.1 billion in 2023, primarily due to unfavorable volume/mix (4.2 pp), which more than offset higher pricing (1.4 pp). Higher pricing was primarily driven by increases to mitigate higher input costs. Unfavorable volume/mix was primarily due to shifts in consumer behavior due to economic uncertainty, a decline in Lunchables, and a temporary plant closure.
Segment Adjusted Operating Income increased 1.2% to $5.1 billion in 2024 compared to $5.1 billion in 2023, primarily driven by higher pricing, lower procurement and logistics costs due, in part, to the beneficial impact from our efficiency initiatives, and lower variable compensation expense. These favorable impacts to Segment Adjusted Operating Income were partially offset by unfavorable volume/mix, increased manufacturing expenses due to increased labor cost, increased SG&A due, in part, to investments in technology, increased depreciation expense, and the unfavorable impact of foreign currency (0.1 pp).
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
Segment Adjusted Operating Income increased 6.7% to $5.1 billion in 2023 compared to $4.7 billion in 2022, primarily due to higher pricing and the beneficial impact from our efficiency initiatives, which more than offset higher commodity costs, including the impact of realized gains and losses on commodity hedges; unfavorable volume/mix; increased manufacturing expenses; increased SG&A, primarily due to advertising expense; the decrease from lapping a 53rd week of shipments in the prior period (2.3 pp); and the unfavorable impact of foreign currency (0.3 pp).

International Developed Markets:

	2024 Compared to 2023			2023 Compared to 2022
	December 28, 2024	December 30, 2023	% Change	December 30, 2023	December 31, 2022	% Change
	(in millions)			(in millions)
Net sales	$3,535	$3,623	(2.4)%	$3,623	$3,401	6.5%
Organic Net Sales(a)	3,522	3,623	(2.8)%	3,631	3,315	9.5%
Segment Adjusted Operating Income	537	522	3.0%	522	522	—%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2024 Compared to Fiscal Year 2023:
Net sales decreased 2.4% to $3.5 billion in 2024 compared to $3.6 billion in 2023, including the favorable impacts of foreign currency (0.4 pp). Organic Net Sales decreased 2.8% to $3.5 billion in 2024 compared to $3.6 billion in 2023, primarily due to unfavorable volume/mix (2.8 pp) while pricing remained flat. Unfavorable volume/mix was primarily due to a temporary pause in shipments as a result of a contract negotiation with certain customers in our Continental Europe region, and lower sales in New Zealand due to an inventory reduction by a regional customer.
Segment Adjusted Operating Income increased 3.0% to $0.5 billion in 2024 compared to $0.5 billion in 2023, primarily driven by lower procurement and logistics costs due, in part, to the beneficial impact from our efficiency initiatives, lapping the prior year business disruption caused by Cyclone Gabrielle in Australia and New Zealand, lower variable compensation expense, and the favorable impact of foreign currency (1.8 pp). These favorable impacts to Segment Adjusted Operating Income were partially offset unfavorable volume/mix and increased inflationary pressures in manufacturing expenses.
Fiscal Year 2023 Compared to Fiscal Year 2022:
Net sales increased 6.5% to $3.6 billion in 2023 compared to $3.4 billion in 2022, including the unfavorable impacts of lapping a 53rd week of shipments in the prior period (1.8 pp), acquisitions and divestitures (0.7 pp), and foreign currency (0.5 pp). Organic Net Sales increased 9.5% to $3.6 billion in 2023 compared to $3.3 billion in 2022 driven by higher pricing (15.6 pp), which more than offset unfavorable volume/mix (6.1 pp). Higher pricing included increases across markets primarily to mitigate higher input costs. Unfavorable volume/mix was primarily due to the elasticity impacts from pricing actions, particularly in our Northern Europe region.
Segment Adjusted Operating Income was flat year over year, at $522 million in both 2023 and 2022. Increases to Segment Adjusted Operating Income were primarily driven by higher pricing offset by higher supply chain costs, reflecting inflationary pressure in procurement, manufacturing, and logistics costs; unfavorable volume/mix; increased SG&A, primarily due to advertising expense; the unfavorable impact from a business disruption in Australia and New Zealand caused by Cyclone Gabrielle; the decrease from lapping a 53rd week of shipments in the prior period (1.5 pp); and the unfavorable impact of foreign currency (0.1 pp).
Emerging Markets:

	2024 Compared to 2023			2023 Compared to 2022
	December 28, 2024	December 30, 2023	% Change	December 30, 2023	December 31, 2022	% Change
	(in millions)			(in millions)
Net sales	$2,768	$2,891	(4.3)%	$2,891	$2,744	5.4%
Organic Net Sales(a)	2,857	2,747	4.0%	2,952	2,591	13.9%
Segment Adjusted Operating Income	321	376	(14.7)%	376	319	17.6%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2024 Compared to Fiscal Year 2023:
Net sales decreased 4.3% to $2.8 billion in 2024 compared to $2.9 billion in 2023, including the unfavorable impacts of foreign currency (6.2 pp) and acquisitions and divestitures (2.1 pp). Organic Net Sales increased 4.0% to $2.9 billion in 2024 compared to $2.7 billion in 2023, primarily driven by higher pricing (3.5 pp) and favorable volume/mix (0.5 pp). Higher pricing was taken primarily in our Eastern Europe and Middle East and Africa (“MEA”) regions to address higher input costs, which more than offset lower pricing in Brazil as a result of maintaining price gaps to competition. Favorable volume/mix within our Eastern Europe and MEA more than offset unfavorable volume/mix in Brazil and China.

Segment Adjusted Operating Income decreased 14.7% to $0.3 billion in 2024 compared to $0.4 billion in 2023, primarily due to higher supply chain costs reflecting inflationary pressures in our Eastern Europe and LATAM regions, the unfavorable impact of foreign currency (6.1 pp), and increased SG&A as a result of our investments in our go-to-market strategy, primarily in LATAM. These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing, favorable volume/mix, and lower variable compensation expense.
Fiscal Year 2023 Compared to Fiscal Year 2022:
Net sales increased 5.4% to $2.9 billion in 2023 compared to $2.7 billion in 2022, including the unfavorable impacts of foreign currency (6.6 pp), lapping a 53rd week of shipments in the prior period (1.7 pp), and acquisitions and divestitures (0.2 pp). Organic Net Sales increased 13.9% to $3.0 billion in 2023 compared to $2.6 billion in 2022, driven by higher pricing (10.9 pp) and favorable volume/mix (3.0 pp). Higher pricing included increases across markets primarily to mitigate higher input costs. Volume/mix was favorable in our Eastern European countries and LATAM region, partially offset by unfavorable volume/mix in our Asia region.
Segment Adjusted Operating Income increased 17.6% to $376 million in 2023 compared to $319 million in 2022, primarily driven by higher pricing and favorable volume/mix, partially offset by higher supply chain costs, reflecting inflationary pressure in LATAM and Eastern Europe regions; increased SG&A due, in part, to investments in advertising and research and development; the unfavorable impact of foreign currency (14.1 pp); increased depreciation expense; and the decrease from lapping a 53rd week of shipments in the prior period (2.7 pp).
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
Acquisitions and Divestitures:
In the first quarter of 2024, we consummated the Russia Infant Transaction for total cash consideration of approximately $25 million, and the Papua New Guinea Transaction for total cash consideration of approximately $22 million, which is to be paid incrementally over two years following the transaction closing date.
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
In the first quarter of 2022, we acquired 85% of the shares of Just Spices GmbH (“Just Spices”), a German-based company focused on direct-to-consumer sales of premium spice blends, from certain third-party shareholders (the “Just Spices Acquisition”) for cash consideration of approximately $243 million. In the third quarter of 2023, we completed the redemption of an additional 5% of the outstanding shares and in the second quarter of 2024, we completed the redemption of the remaining outstanding shares and wholly own Just Spices as of December 28, 2024.
See Note 4, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on our acquisitions and divestitures.
Cash Flow Activity for 2024 Compared to 2023:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $4.2 billion for the year ended December 28, 2024 compared to $4.0 billion for the year ended December 30, 2023. This increase was primarily due to lapping the prior year cash payments associated with the settlement of the consolidated securities class action lawsuit and the current year conversion of certain plan assets related to the U.S. postretirement medical plan to cash, which were partially offset by higher cash outflows for variable compensation in the 2024 period compared to the 2023 period and increased cash taxes. See Note 15, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information on our legal proceedings and See Note 11, Postemployment Benefits, in Item 8 for more additional information on our postemployment benefit plans activities.

Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $1.0 billion for the year ended December 28, 2024 compared to net cash used for investing activities of $916 million for the year ended December 30, 2023. This change was primarily driven by our payments to acquire the TGI Friday License and increased capital expenditures. This was offset by proceeds from net investment hedge settlements. Our 2024 capital expenditures were primarily driven by maintenance projects, capital investments focused on generating growth, including capacity expansion, digital projects, and cost improvement projects, as well as capital investments in technology. We expect 2025 capital expenditures to be approximately $1.0 billion.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $3.0 billion for the year ended December 28, 2024 compared to $2.7 billion for the year ended December 30, 2023. This change was primarily due to increased common stock repurchases pursuant to our publicly announced share repurchase program, partially offset by reduced debt repayments in the current year period compared to the prior year.
Cash Flow Activity for 2023 Compared to 2022:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $4.0 billion for the year ended December 30, 2023 compared to $2.5 billion for the year ended December 31, 2022. This increase was primarily driven by lower cash outflows in the current year for inventories, primarily related to stock rebuilding in the prior year, lower cash outflows in the current year for cash tax payments driven by cash taxes paid in 2022 related to the Cheese Transaction, higher Adjusted Operating Income in 2023, and lower interest payments in the current period due to the reduction of long-term debt throughout 2022. These impacts were partially offset by cash payments associated with the settlement of the consolidated securities class action lawsuit. See Note 15, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information on our legal proceedings.
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
Cash Held by International Subsidiaries:
Of the $1.3 billion cash and cash equivalents on our consolidated balance sheet at December 28, 2024, $781 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2024 accumulated earnings of certain international subsidiaries is approximately $80 million. Our undistributed historical earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at December 28, 2024, December 30, 2023, and December 31, 2022, and relates to local withholding taxes that will be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. The amounts outstanding under these programs were $745 million at December 28, 2024 and $819 million at December 30, 2023. The amounts were included in trade payables on our consolidated balance sheets. See Note 14, Financing Arrangements, in Item 8, Financial Statements and Supplementary Data, for additional information on our trade payables programs.
Borrowing Arrangements:
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at December 28, 2024, December 30, 2023, and December 31, 2022. We had no commercial paper outstanding during the year ended December 28, 2024, and the maximum amount of commercial paper outstanding was $150 million during the year ended December 30, 2023 and $198 million during the year ended December 31, 2022.
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
No amounts were drawn on our Senior Credit Facility at December 28, 2024, December 30, 2023, or December 31, 2022. No amounts were drawn on our Senior Credit Facility during the years ended December 28, 2024, December 30, 2023 or December 31, 2022, or on the Previous Senior Credit Facility during the year ended December 31, 2022.
Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of December 28, 2024.
Long-Term Debt:
Our long-term debt, including the current portion, was $19.9 billion at December 28, 2024, $20.0 billion at December 30, 2023, and $20.1 billion at December 31, 2022. The decrease of debt in 2024 was primarily due to changes in foreign currency exchange rates on our foreign-denominated debt, as well as the 550 million euro aggregate principle amount of senior notes that were repaid at maturity in May 2024, partially offset by the issuance of the 2024 Notes. The decrease of debt in 2023 was primarily due to the repayment of 750 million euro aggregate principal amount of senior notes due in June 2023, which more than offset the issuance of 600 million euro aggregate principal amount of floating rate senior notes issued in May 2023.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of December 28, 2024.
See Note 16, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our long-term debt activity.
Equity and Dividends:
We paid dividends on our common stock of $1.9 billion in 2024, and $2.0 billion in 2023 and 2022. Additionally, in the first quarter of 2025, our Board declared a cash dividend of $0.40 per share of common stock, which is payable on March 28, 2025 to stockholders of record on March 7, 2025.
The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board deems relevant to its analysis and decision making.

On November 27, 2023, we announced that the Board approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, privately negotiated transactions, transactions structured through investment banking institutions, or other means. As of December 28, 2024, we had remaining authorization under the share repurchase program of approximately $1.9 billion. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
Aggregate Contractual Obligations:
Related to our current and long-term material cash requirements, the following table summarizes our aggregate contractual obligations at December 28, 2024, which we expect to primarily fund with cash from operating activities (in millions):

	Material Cash Requirements
	2025	2026-2027	20208-2029	2030 and Thereafter	Total
Long-term debt(a)	$1,503	$5,366	$3,872	$21,188	$31,929
Finance leases(b)	37	65	54	58	214
Operating leases(c)	143	270	201	222	836
Purchase obligations(d)	698	925	460	277	2,360
Other long-term liabilities(e)	19	35	33	181	268
Total	$2,400	$6,661	$4,620	$21,926	$35,607
(a)    Amounts represent the expected cash payments of our long-term debt, including interest on variable and fixed rate long-term debt. Interest on variable rate long-term debt is calculated based on interest rates at December 28, 2024.
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
Pension plan contributions were $7 million in 2024. We estimate that 2025 pension plan contributions will be approximately $6 million. Postretirement benefit plan contributions were $11 million in 2024. We estimate that 2025 postretirement benefit plan contributions will be approximately $11 million. During the fourth quarter of 2024, we amended our U.S. postretirement medical plan to establish a sub-trust to permit the payment of certain postretirement benefit plan contributions for active union employees using $150 million of the retiree plan surplus. See Note 11, Postemployment Benefits, in Item 8, Financial Statements and Supplementary Data, for additional information on our pension and postretirement plans.
Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2025. Beyond 2025, we are unable to reliably estimate the timing of contributions to our pension or postretirement plans. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension or postretirement asset performance or interest rates, or other factors. As such, estimated pension and postretirement plan contributions for 2025 have been excluded from the above table.
At December 28, 2024, the amount of net unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $481 million. The timing of payments will depend on the progress of examinations with tax authorities. We are unable to make a reasonably reliable estimate as to if or when any significant cash settlements with taxing authorities may occur; therefore, we have excluded the amount of net unrecognized tax benefits from the above table.
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
Summarized Statement of Income

For the Year Ended
December 28, 2024
Net sales	$16,828
Gross profit(a)	6,489
Intercompany service fees and other recharges	4,635
Operating income/(loss)	1,053
Equity in earnings/(losses) of subsidiaries	2,552
Net income/(loss)	2,744
Net income/(loss) attributable to common shareholders	2,744
(a)    In 2024, the Obligor Group recorded $455 million of net sales to the non-guarantor subsidiaries and $63 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

December 28, 2024
ASSETS
Current assets	$4,506
Current assets due from affiliates(a)	445
Non-current assets	5,848
Goodwill	8,823
Intangible assets, net	1,881
Non-current assets due from affiliates(b)	28
LIABILITIES
Current liabilities	$5,563
Current liabilities due to affiliates(a)	1,924
Non-current liabilities	22,846
Non-current liabilities due to affiliates(b)	194
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, tomato products, sugar and other sweeteners, soybean and vegetable oils, coffee beans, wheat and processed grains, eggs, and other fruits and vegetables to manufacture our products. In addition, we purchase and use significant quantities of plastics, cardboard, resin, glass, and metal to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor worldwide supply and cost trends of these commodities.
During the year ended December 28, 2024, we experienced increases in certain commodity costs, particularly for tomato products, and soybean and vegetable oils, while costs for dairy products and coffee decreased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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

Advertising expenses are recorded in SG&A. For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. Our definition of advertising expenses includes advertising production costs, in-store advertising costs, agency fees, brand promotions and events, and sponsorships, in addition to costs to obtain advertising in television, radio, print, digital, and social channels. We recorded advertising expenses of $1,031 million in 2024, $1,071 million in 2023, and $945 million in 2022. We also incur market research costs, which are recorded in SG&A but are excluded from advertising expenses.
Goodwill and Intangible Assets:
As of December 28, 2024, we maintain 12 reporting units, eight of which comprise our goodwill balance. These eight reporting units had an aggregate goodwill carrying amount of $28.7 billion at December 28, 2024. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $36.5 billion as of December 28, 2024.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to goodwill or intangible asset impairments.
As detailed in Note 8, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our reporting units and brands that were impaired in 2024, 2023, and 2022 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other reporting units and brands that had 20% or less excess fair value over carrying amount as of the 2024 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 10% or less fair value over carrying amount, including reporting units that were impaired as part of the 2024 annual impairment test, resulting in zero excess fair value over carrying value, had an aggregate goodwill carrying amount after impairment of $22.4 billion as of the 2024 annual impairment test and included Taste Elevation, Ready Meals and Snacking (“TMS”), Away from Home & Kraft Heinz Ingredients (“AFH”), Meat & Cheese (“MC”), Canada and North America Coffee (“CNAC”), and Continental Europe. Our Northern Europe reporting unit had 10-20% fair value over carrying amount with an aggregate goodwill carrying amount of $1.7 billion as of the 2024 annual impairment test. Our Hydration & Desserts (“HD”) and Asia reporting units had between 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $4.6 billion as of the 2024 annual impairment test. Our reporting units that have less than 5% excess fair value over carrying amount as of the 2024 annual impairment test are considered at a heightened risk of future impairments and include our TMS, Continental Europe, and AFH reporting units, which had an aggregate goodwill carrying amount of $19.0 billion. Our four remaining reporting units had no goodwill carrying amount at the time of the 2024 annual impairment test.

Our indefinite-lived brands with 10% or less fair value over carrying amount, comprised entirely of brands that were impaired within 2024, resulting in zero excess fair value over carrying amount, had an aggregate carrying amount of $2.6 billion as of the latest test for each brand and included Oscar Mayer, Lunchables, Claussen, and Wattie’s. Brands with 10-20% fair value over carrying amount had an aggregate carrying amount of $14.2 billion as of the latest test for each brand and included Kraft, Velveeta, A1, and Bagel Bites. The aggregate carrying amount of brands with fair value over carrying amount between 20-50% was $2.8 billion as of the latest test for each brand. Although the remaining brands, with a carrying amount of $16.9 billion, have more than 50% excess fair value over carrying amount as of the latest test for each brand, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future. Our brands that have less than 5% excess fair value over carrying amount as of the latest test for each brand are considered at a heightened risk of future impairments and include our Oscar Mayer, Lunchables, Claussen, and Wattie’s brands, which had an aggregate carrying amount of $2.6 billion.
We generally utilize the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each reporting unit (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, long-term growth rates, royalty rates, a discount rate that appropriately reflects the risks inherent in each future cash flow stream, and other market factors. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and guideline companies.
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
The discount rates, long-term growth rates, and royalty rates (for our brands valued utilizing the relief from royalty method) used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the latest test for each reporting unit and brand were as follows:

	Goodwill or Brands Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$24.1	7.8%	12.0%	1.3%	4.0%
Brands (excess earnings method)	13.2	8.3%	8.6%	1.3%	1.8%
Brands (relief from royalty method)	3.6	8.4%	9.3%	0.5%	2.0%	4.0%	20.0%
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates, long-term growth rates, and royalty rates (for our brands valued utilizing the relief from royalty method) on the fair values of our reporting units and brands with 20% or less excess fair value over carrying amount. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 20% or less excess fair value over carrying amount, as a result of the latest test for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(4.0)	$4.7	$2.0	$(1.8)
Brands (excess earnings method)	(1.0)	1.1	0.4	$(0.4)
Brands (relief from royalty method)	(0.2)	0.3	0.1	(0.1)	$0.3	$(0.3)
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
For our postretirement benefit plans, our 2025 health care cost trend rate assumption will be 6.2%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate the weighted average assumed ultimate trend rate will be 4.8%. The year in which the ultimate trend rate is reached varies by plan, ranging between the years 2027 and 2035. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
Our 2025 discount rate assumption will be 5.6% for service cost and 5.2% for interest cost for our postretirement plans. Our 2025 discount rate assumption will be 6.0% for service cost and 5.5% for interest cost for our U.S. pension plans and 5.9% for service cost and 5.3% for interest cost for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
Our 2025 expected return on plan assets will be 6.3% (net of applicable taxes) for our postretirement plans. Our 2025 expected rate of return on plan assets will be 7.0% for our U.S. pension plans and 6.3% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by re-balancing between asset classes as we make contributions and monthly benefit payments.

While we do not anticipate further changes in the 2025 assumptions for our U.S. and non-U.S. pension and postretirement benefit plans, as a sensitivity measure, a 100-basis-point change in our discount rate or a 100-basis-point change in the expected rate of return on plan assets would have the following effects, increase/(decrease) in cost (in millions):

	U.S. Plans		Non-U.S. Plans
	100-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease
Effect of change in discount rate on pension costs	$8	$(10)	$(3)	$3
Effect of change in expected rate of return on plan assets on pension costs	(28)	28	(13)	13
Effect of change in discount rate on postretirement costs	—	—	(1)	1
Effect of change in expected rate of return on plan assets on postretirement costs	(8)	8	—	—
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
As part of our planning for the changes in the international tax environment, as well as to achieve greater operational synergies, we have enacted changes to our corporate entity structure which included a transfer of and will result in the movement of certain business operations to a wholly-owned subsidiary in the Netherlands resulting in a tax benefit of $3.0 billion recorded as a non-U.S. deferred tax asset in December 2024. The deferred tax asset was recognized as a result of the book and tax basis difference on the business transferred to the Netherlands subsidiary with the tax basis determined by reference to the fair value of the business. In determining the fair value of the business transferred the Company utilized the discounted cash flow method under the income approach and in doing so, we made assumptions that have a significant impact on the fair value including, but not limited to, estimated future annual net cash flows (most significantly estimated future annual net sales), a discount rate that reflects the level of risk associated with the future cash flows of the business, long-term growth rates, income tax rates and other market factors. The associated valuation allowance of $0.6 billion is related to uncertainty in the Pillar Two legislative interpretation and is based on our latest assessment of the total tax benefit that is more likely than not to be realized. The recognition of our future tax benefits associated with this transaction is dependent upon the acceptance of the business valuation and tax basis step-up by the associated taxing authorities.
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

To supplement the consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Organic Net Sales, Adjusted Operating Income, and Adjusted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), operating income(loss), diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
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
Adjusted EPS is defined as diluted EPS excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized losses/(gains) on commodity hedges, impairment losses, certain non-ordinary course legal and regulatory matters, losses/(gains) on the sale of a business, other losses/(gains) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), debt prepayment and extinguishment (benefit)/costs, and certain significant discrete income tax items, and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
2024
North America	$19,543	$(27)	$—	$19,570
International Developed Markets	3,535	13	—	3,522
Emerging Markets	2,768	(101)	12	2,857
Kraft Heinz	$25,846	$(115)	$12	$25,949

2023
North America	$20,126	$—	$—	$20,126
International Developed Markets	3,623	—	—	3,623
Emerging Markets	2,891	77	67	2,747
Kraft Heinz	$26,640	$77	$67	$26,496

Year-over-year growth rates
North America	(2.9)%	(0.1) pp	0.0 pp	(2.8)%	1.4 pp	(4.2) pp
International Developed Markets	(2.4)%	0.4 pp	0.0 pp	(2.8)%	0.0 pp	(2.8) pp
Emerging Markets	(4.3)%	(6.2) pp	(2.1) pp	4.0%	3.5 pp	0.5 pp
Kraft Heinz	(3.0)%	(0.7) pp	(0.2) pp	(2.1)%	1.4 pp	(3.5) pp

	Net Sales	Impact of Currency	Impact of Acquisitions and Divestitures	Impact of 53rd Week	Organic Net Sales	Price	Volume/Mix
2023
North America	20,126	(65)	—	—	20,191
International Developed Markets	3,623	(15)	7	—	3,631
Emerging Markets	2,891	(88)	27	—	2,952
Kraft Heinz	26,640	(168)	34	—	26,774

2022
North America	20,340	—	—	357	19,983
International Developed Markets	3,401	—	30	56	3,315
Emerging Markets	2,744	82	30	41	2,591
Kraft Heinz	26,485	82	60	454	25,889

Year-over-year growth rates
North America	(1.0)%	(0.3) pp	0.0 pp	(1.7) pp	1.0%	7.5 pp	(6.5) pp
International Developed Markets	6.5%	(0.5) pp	(0.7) pp	(1.8) pp	9.5%	15.6 pp	(6.1) pp
Emerging Markets	5.4%	(6.6) pp	(0.2) pp	(1.7) pp	13.9%	10.9 pp	3.0 pp
Kraft Heinz	0.6%	(0.9) pp	(0.1) pp	(1.8) pp	3.4%	8.9 pp	(5.5) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(in millions)
(Unaudited)

	December 28, 2024	December 30, 2023	December 31, 2022
Operating income/(loss)	1,683	4,572	3,634
Restructuring activities	27	60	74
Deal costs	—	—	9
Unrealized losses/(gains) on commodity hedges	(19)	1	63
Impairment losses	3,669	662	999
Certain non-ordinary course legal and regulatory matters	—	2	210
Adjusted Operating Income	$5,360	$5,297	$4,989

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	December 28, 2024	December 30, 2023	December 31, 2022
Diluted EPS	$2.26	$2.31	$1.91
Restructuring activities(a)	0.01	0.16	0.05
Unrealized losses/(gains) on commodity hedges(b)	(0.01)	—	0.04
Impairment losses(c)	2.58	0.50	0.70
Certain non-ordinary course legal and regulatory matters(d)	—	—	0.13
Losses/(gains) on sale of business(e)	0.05	—	(0.01)
Other losses/(gains) related to acquisitions and divestitures(f)	—	—	(0.02)
Nonmonetary currency devaluation(g)	0.01	0.02	0.01
Debt prepayment and extinguishment (benefit)/costs(h)	—	—	(0.03)
Certain significant discrete income tax items(i)	(1.84)	(0.01)	—
Adjusted EPS	$3.06	$2.98	$2.78
(a)    Gross expenses/(income) included in restructuring activities were expenses of $20 million ($18 million after-tax) in 2024, $225 million ($193 million after-tax) in 2023 and $74 million ($56 million after-tax) in 2022 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $8 million in 2024, $57 million in 2023 and $27 million in 2022;
•SG&A included expenses of $19 million in 2024, $3 million in 2023, and $47 million in 2022; and
•Other expense/(income) included income of $7 million in 2024 and expenses of $165 million in 2023. The 2024 income and 2023 expenses primarily relate to the settlement of one of our U.K. defined benefit pension plans. See Note 11, Postemployment Benefits, in Item 8, Financial Statements and Supplementary Data, for additional information.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $19 million ($15 million after-tax) in 2024, expenses of $1 million ($1 million after-tax) in 2023 and expenses of $63 million ($48 million after-tax) in 2022 and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $1.6 billion ($1.6 billion after-tax) in 2024, $510 million ($510 million after-tax) in 2023, and $444 million ($444 million after-tax) in 2022, which were recorded in SG&A;
•Intangible asset impairment losses of $2.0 billion ($1.6 billion after-tax) in 2024, $152 million ($116 million after-tax) in 2023, and $469 million ($358 million after-tax) in 2022, which were recorded in SG&A; and
•Property, plant and equipment asset impairment losses of $86 million ($65 million after-tax) in 2022, which were recorded in cost of products sold.
(d)    Gross expenses included in certain non-ordinary course legal and regulatory matters were $2 million ($2 million after-tax) in 2023, and $210 million ($161 million after-tax) in 2022 and were recorded in SG&A. See Note 15, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of $81 million ($60 million after-tax) in 2024, income of $4 million (expenses of $3 million after-tax) in 2023, and income of $25 million ($17 million after-tax) in 2022 and were recorded in other expense/(income).
(f)    Gross expenses/(income) included in other losses/(gains) related to acquisitions and divestitures were income of $38 million ($29 million after-tax) in 2022 and were recorded in other expense/(income).
(g)    Gross expenses included in nonmonetary currency devaluation were $16 million ($16 million after-tax) in 2024, $28 million ($28 million after-tax) in 2023, and $17 million ($17 million after-tax) in 2022 and were recorded in other expense/(income).
(h)    Gross expenses/(income) included in debt prepayment and extinguishment (benefit)/costs were income of $38 million ($35 million after-tax) in 2022 and were recorded in interest expense.
(i)    Certain significant discrete income tax items were a benefit of $2.2 billion in 2024 and $17 million in 2023. The benefit in 2024 represents the recognition of a foreign deferred tax asset ($3.0 billion) and an associated valuation allowance ($0.6 billion) related to the transfer of business operations to a wholly-owned subsidiary in the Netherlands, partially offset by establishing a valuation allowance against deferred tax assets in our subsidiary in Brazil. The benefit in 2023 represents the reversal of uncertain tax position reserves related to the U.S. Tax Cuts and Jobs Act resulting from a conclusion of the IRS’s income tax examination for the year 2017 and the lapsing of the statute of limitations for such year.

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
Effect of Hypothetical 10% Fluctuation in Market Prices:
The potential gain or loss on the fair value of our outstanding commodity contracts, foreign exchange contracts, and cross-currency swap contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	December 28, 2024	December 30, 2023
Commodity contracts	$81	$77
Foreign currency contracts	165	37
Cross-currency swap contracts	71	115
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
Effect of Hypothetical 1% Fluctuation in EURIBOR:
Based on our current variable rate debt balance as of December 28, 2024, a hypothetical 1% increase in EURIBOR would have an insignificant impact on our annual interest expense.

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Kraft Heinz Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Kraft Heinz Company and its subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim and Annual Goodwill Impairment Assessments for Certain Reporting Units
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $28.7 billion as of December 28, 2024, a significant portion of which related to certain reporting units, Taste Elevation, Ready Meals, and Snacking (TMS), Away from Home & Kraft Heinz Ingredients (AFH), Meat & Cheese (MC), Canada and North America Coffee (CNAC), and Continental Europe (CE). Management tests reporting units for impairment annually as of the first day of the third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. Management recognized non-cash goodwill impairment losses of $1.6 billion for the year ended December 28, 2024, a significant portion of which related to the AFH, MC, and CE reporting units. Management utilizes the discounted cash flow method under the income approach to estimate the fair value of reporting units. Management’s cash flow projections included significant assumptions related to net sales, cost of products sold, selling, general, and administrative costs (SG&A), depreciation and amortization, working capital, capital expenditures, income tax rates, discount rates, long-term growth rates, royalty rates, and other market factors.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments (for TMS, AFH, and MC) and annual goodwill impairment assessments (for TMS, AFH, MC, CNAC, and CE) is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net sales, cost of products sold, SG&A, discount rate, long-term growth rate, and royalty rate, as applicable to the reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the TMS, AFH, MC, CNAC, and CE reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to net sales, cost of products sold, SG&A, discount rate, long-term growth rate, and royalty rate, as applicable to the reporting unit. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, royalty rates, discount rates, and long-term growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow method and (ii) the reasonableness of the discount rate and long-term growth rate assumptions, as applicable to the reporting unit.
Annual Impairment Assessments for Certain Indefinite-Lived Intangible Assets– Individual Brands
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s indefinite-lived intangible assets balance, which consists primarily of individual brands, was $36.5 billion as of December 28, 2024, a portion of which related to certain brands, Kraft, Velveeta, Oscar Mayer, and Lunchables. Management tests brands for impairment annually as of the first day of the third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. Brands are tested for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a brand exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount. As a result of its annual impairment test, management recognized non-cash indefinite-lived intangible asset impairment losses of $0.6 billion for the year ended December 28, 2024. As disclosed by management, management utilizes either an excess earnings method or relief from royalty method to estimate the fair value of its brands. Using the excess earnings method, management’s cash flow projections included significant assumptions relating to net sales, cost of products sold, SG&A, contributory asset charges, income tax considerations, long-term growth rates, discount rates, and other market factors. Using the relief from royalty method, management’s cash flow projections included significant assumptions related to net sales, royalty rates, income tax considerations, long-term growth rates, discount rates, and other market factors.
The principal considerations for our determination that performing procedures relating to the annual indefinite-lived intangible impairment assessments (for Kraft, Velveeta, Oscar Mayer, and Lunchables) is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the brands; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) net sales, cost of products sold, SG&A, and long-term growth rates, as applicable to the brand, for the excess earnings method and (b) net sales and royalty rates, as applicable to the brand, for the relief from royalty method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessment, including controls over the valuation of the Kraft, Velveeta, Oscar Mayer, and Lunchables brands. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the brands; (ii) evaluating the appropriateness of the excess earnings and relief from royalty methods used by management; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to (a) net sales, cost of products sold, SG&A, and long-term growth rates, as applicable to the brand, used for the excess earnings method and (b) net sales and royalty rates, as applicable to the brand, used for the relief from royalty method. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, and long-term growth rates for the excess earnings method and net sales and royalty rates for the relief from royalty method involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s excess earnings and relief from royalty methods and (ii) the reasonableness of the long-term growth rate assumption for the excess earnings method and the reasonableness of the royalty rates assumption for the relief from royalty method.
Valuation of Non-US Deferred Tax Asset Related to the Change in Entity Structure
As described in Note 9 to the consolidated financial statements, the Company enacted changes to its corporate entity structure, which included a transfer of and will result in the movement of certain business operations to a wholly-owned subsidiary in the Netherlands, resulting in a tax benefit of $3 billion recorded as a non-U.S. deferred tax asset in December 2024. The deferred tax asset was recognized as a result of the book and tax basis difference on the business transferred, with the tax basis determined by reference to the fair value of the business. As disclosed by management, management used the discounted cash flow method to estimate the fair value of the business and made significant assumptions related to net sales, discount rate, long-term growth rate, income tax rates, and other market factors. The recognition of the future tax benefits associated with the transaction are dependent upon the acceptance of the business valuation and tax step-up by the associated taxing authorities.
The principal considerations for our determination that performing procedures relating to the valuation of the non-US deferred tax asset related to the change in entity structure is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the business and related value of the deferred tax asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the recognition of future tax benefits and management’s significant assumptions related to net sales, discount rate, long-term growth rate, and income tax rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the valuation of the non-US deferred tax asset related to the change in entity structure, including controls over the valuation of the business transferred. These procedures also included, among others (i) evaluating the positive and negative evidence available to assess management’s assessment of the realizability of the deferred tax asset related to the change in entity structure; (ii) testing management’s process for developing the fair value estimate of the business, (iii) evaluating the appropriateness of the discounted cash flow method; (iv) testing the completeness and accuracy of underlying data used in the method; and (v) evaluating the reasonableness of the significant assumptions used by management related to net sales, discount rate, long term growth rate, and income tax rates. Evaluating management’s significant assumptions related to net sales, discount rate, and long-term growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the transferred business; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow method; (ii) the reasonableness of the discount rate, income tax rates, and long-term growth rate assumptions; and (iii) the recognition of future tax benefits associated with this transaction.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 13, 2025

We have served as the Company’s or its predecessors' auditor since 1979.

The Kraft Heinz Company
Consolidated Statements of Income
(in millions, except per share data)

	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$25,846	$26,640	$26,485
Cost of products sold	16,878	17,714	18,363
Gross profit	8,968	8,926	8,122
Selling, general and administrative expenses, excluding impairment losses	3,616	3,692	3,575
Goodwill impairment losses	1,638	510	444
Intangible asset impairment losses	2,031	152	469
Selling, general and administrative expenses	7,285	4,354	4,488
Operating income/(loss)	1,683	4,572	3,634
Interest expense	912	912	921
Other expense/(income)	(85)	27	(253)
Income/(loss) before income taxes	856	3,633	2,966
Provision for/(benefit from) income taxes	(1,890)	787	598
Net income/(loss)	2,746	2,846	2,368
Net income/(loss) attributable to noncontrolling interest	2	(9)	5
Net income/(loss) attributable to common shareholders	$2,744	$2,855	$2,363
Per share data applicable to common shareholders:
Basic earnings/(loss)	$2.27	$2.33	$1.93
Diluted earnings/(loss)	2.26	2.31	1.91
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Comprehensive Income
(in millions)

	December 28, 2024	December 30, 2023	December 31, 2022
Net income/(loss)	$2,746	$2,846	$2,368
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(513)	309	(914)
Net deferred gains/(losses) on net investment hedges	121	(119)	343
Amounts excluded from the effectiveness assessment of net investment hedges	38	28	32
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(38)	(27)	(28)
Net deferred gains/(losses) on cash flow hedges	21	3	(72)
Amounts excluded from the effectiveness assessment of cash flow hedges	6	19	14
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	39	(50)	26
Amounts excluded from the effectiveness assessment of fair value hedges	(23)	—	—
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(3)	—	—
Net actuarial gains/(losses) arising during the period	35	(70)	(386)
Prior service credits/(costs) arising during the period	(7)	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(14)	115	(8)
Total other comprehensive income/(loss)	(338)	208	(993)
Total comprehensive income/(loss)	2,408	3,054	1,375
Comprehensive income/(loss) attributable to noncontrolling interest	(25)	(7)	(2)
Comprehensive income/(loss) attributable to common shareholders	$2,433	$3,061	$1,377
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Balance Sheets
(in millions, except per share data)

	December 28, 2024	December 30, 2023
ASSETS
Cash and cash equivalents	$1,334	$1,400
Trade receivables (net of allowances of $26 at December 28, 2024 and $38 at December 30, 2023)	2,147	2,112
Inventories	3,376	3,614
Prepaid expenses	215	234
Other current assets	583	569
Total current assets	7,655	7,929
Property, plant and equipment, net	7,152	7,122
Goodwill	28,673	30,459
Intangible assets, net	40,099	42,448
Other non-current assets	4,708	2,381
TOTAL ASSETS	$88,287	$90,339
LIABILITIES AND EQUITY
Current portion of long-term debt	654	638
Accounts payable	4,188	4,627
Accrued marketing	697	733
Interest payable	263	258
Other current liabilities	1,451	1,781
Total current liabilities	7,253	8,037
Long-term debt	19,215	19,394
Deferred income taxes	9,679	10,201
Accrued postemployment costs	135	143
Long-term deferred income	1,374	1,424
Other non-current liabilities	1,306	1,418
TOTAL LIABILITIES	38,962	40,617
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	6	34
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,254 shares issued and 1,195 shares outstanding at December 28, 2024; 1,249 shares issued and 1,218 shares outstanding at December 30, 2023)	12	12
Additional paid-in capital	52,135	52,037
Retained earnings	2,171	1,367
Accumulated other comprehensive income/(losses)	(2,915)	(2,604)
Treasury stock, at cost (59 shares at December 28, 2024 and 31 shares at December 30, 2023)	(2,218)	(1,286)
Total shareholders' equity	49,185	49,526
Noncontrolling interest	134	162
TOTAL EQUITY	49,319	49,688
TOTAL LIABILITIES AND EQUITY	$88,287	$90,339
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 25, 2021	$12	$53,379	$(1,682)	$(1,824)	$(587)	$150	$49,448
Net income/(loss) excluding redeemable noncontrolling interest	—	—	2,363	—	—	9	2,372
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(986)	—	(4)	(990)
Dividends declared-common stock ($1.60 per share)	—	(1,779)	(193)	—	—	—	(1,972)
Dividends declared-noncontrolling interest ($100.30 per share)	—	—	—	—	—	(7)	(7)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	234	1	—	(260)	4	(21)
Balance at December 31, 2022	12	51,834	489	(2,810)	(847)	152	48,830
Net income/(loss) excluding redeemable noncontrolling interest	—	—	2,855	—	—	1	2,856
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	206	—	—	206
Dividends declared-common stock ($1.60 per share)	—	—	(1,977)	—	—	—	(1,977)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	203	—	—	(439)	9	(227)
Balance at December 30, 2023	12	52,037	1,367	(2,604)	(1,286)	162	49,688
Net income/(loss) excluding redeemable noncontrolling interest	—	—	2,744	—	—	2	2,746
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(311)	—	(20)	(331)
Dividends declared-common stock ($1.60 per share)	—	—	(1,940)	—	—	—	(1,940)
Dividends declared-noncontrolling interest ($98.77 per share on January 31, 2024 and $95.03 per share on December 11, 2024)	—	—	—	—	—	(14)	(14)
Repurchase of common stock	—	—	—	—	(939)	—	(939)
Exercise of stock options, issuance of other stock awards, and other	—	98	—	—	7	4	109
Balance at December 28, 2024	$12	$52,135	$2,171	$(2,915)	$(2,218)	$134	$49,319
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 28, 2024	December 30, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,746	$2,846	$2,368
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	948	961	933
Divestiture-related license income	(54)	(54)	(56)
Equity award compensation expense	109	141	148
Deferred income tax provision/(benefit)	(2,857)	17	(278)
Postemployment benefit plan asset transfers/(contributions)	161	(22)	(23)
Goodwill and intangible asset impairment losses	3,669	662	913
Nonmonetary currency devaluation	16	28	17
Loss/(gain) on sale of business	81	(4)	(25)
Loss/(gain) on extinguishment of debt	—	—	(38)
Other items, net	(46)	207	(7)
Changes in current assets and liabilities:
Trade receivables	(139)	18	(228)
Inventories	(6)	(106)	(1,121)
Accounts payable	(308)	(295)	152
Other current assets	(38)	139	(314)
Other current liabilities	(98)	(562)	28
Net cash provided by/(used for) operating activities	4,184	3,976	2,469
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,024)	(1,013)	(916)
Payments to acquire business, net of cash acquired	—	—	(481)
Payments to acquire intangible assets	(140)	—	—
Settlement of net investment hedges	75	31	208
Proceeds from sale of business, net of cash disposed and working capital adjustments	8	—	88
Other investing activities, net	58	66	10
Net cash provided by/(used for) investing activities	(1,023)	(916)	(1,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(618)	(848)	(1,465)
Proceeds from issuance of long-term debt	594	657	—
Debt prepayment and extinguishment benefit/(costs)	—	—	10
Proceeds from issuance of commercial paper	—	150	228
Repayments of commercial paper	—	(150)	(228)
Dividends paid	(1,931)	(1,965)	(1,960)
Repurchases of common stock	(988)	(455)	(280)
Other financing activities, net	(65)	(67)	(19)
Net cash provided by/(used for) financing activities	(3,008)	(2,678)	(3,714)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(71)	(19)	(69)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	82	363	(2,405)
Balance at beginning of period	1,404	1,041	3,446
Balance at end of period	$1,486	$1,404	$1,041
CASH PAID DURING THE PERIOD FOR:
Interest	$906	$896	$937
Income taxes, net of refunds	967	932	1,260
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2024 fiscal year was a 52-week period that ended on December 28, 2024, our 2023 fiscal year was a 52-week period that ended on December 30, 2023, and our 2022 fiscal year was a 53-week period that ended on December 31, 2022.
Principles of Consolidation
The consolidated financial statements include The Kraft Heinz Company and all of our controlled subsidiaries. All intercompany transactions are eliminated.
Reportable Segments
In the first quarter of 2024, we divided our International segment into three operating segments — Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”) — to enable enhanced focus on the different strategies required for each of these regions as part of our long-term strategic plan.
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
Held for Sale
At December 28, 2024, assets classified as held for sale were insignificant. At December 30, 2023, we classified certain assets as held for sale recorded in other current assets in our consolidated balance sheet, primarily relating to land use rights across the globe.

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the consolidated balance sheets. At December 28, 2024, we had restricted cash of $31 million recorded in other current assets and restricted cash of $121 million recorded in other non-current assets. At December 30, 2023, we had restricted cash of $3 million recorded in other current assets and restricted cash of $1 million recorded in other non-current assets. The year-over-year increase was due to the conversion of certain assets related to the U.S. postretirement medical plan to cash. See Note 11, Postemployment Benefits, for additional information. Total cash, cash equivalents, and restricted cash was $1,486 million at December 28, 2024 and $1,404 million at December 30, 2023.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. Our definition of advertising expenses includes advertising production costs, in-store advertising costs, agency fees, brand promotions and events, and sponsorships, in addition to costs to obtain advertising in television, radio, print, digital, and social channels. We recorded advertising expenses of $1,031 million in 2024, $1,071 million in 2023, and $945 million in 2022. We also incur market research costs, which are recorded in SG&A but are excluded from advertising expenses.
Research and Development Expense:
We expense costs as incurred for product research and development within SG&A. Research and development expenses were approximately $150 million in 2024, $147 million in 2023, and $127 million in 2022.
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
Divestiture-Related License Income
In 2020, we entered into a definitive agreement with a third party, an affiliate of Groupe Lactalis (“Lactalis”) to sell certain assets in our global cheese business, as well as to license the Kraft, Velveeta and Philadelphia trademarks, for a total consideration of approximately $3.3 billion. Of the $3.3 billion total consideration, approximately $1.6 billion was attributed to the licensing of the Kraft, Velveeta and Philadelphia trademarks based on the estimated fair value of the licensed portion of each brand. The license income related to the perpetual licenses of the Kraft and Velveeta brands are recognized over a period of approximately 30 years. The license income related to the transitional license of the Philadelphia brand was recognized over a period of approximately three years. We recognized license income of approximately $54 million in 2024 and 2023, and $56 million in 2022, which is recorded as a reduction to SG&A. Related to this agreement, we have recorded approximately $1.4 billion in long-term deferred income and $54 million in other current liabilities at December 28, 2024, and $1.4 billion in long-term deferred income and $55 million in other current liabilities at December 30, 2023 on the consolidated balance sheet.

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
Income Taxes:
We recognize income taxes based on amounts refundable or payable for the current year and record deferred tax assets or liabilities for any difference between the financial reporting and tax basis of our assets and liabilities. We also recognize deferred tax assets for temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are included in other non-current assets on the consolidated balance sheet. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods.
We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect our results in the period of such change.
We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income, future legislative developments, and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding adjustment to our provision for/(benefit from) income taxes. The resolution of tax reserves and changes in valuation allowances could be material to our results of operations for any period, but is not expected to be material to our financial position.
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
Goodwill and Intangible Assets:
We maintain 12 reporting units, eight of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. We test our reporting units and brands for impairment annually as of the first day of our third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
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

We have lease agreements with non-lease components that relate to the lease components (e.g., common area maintenance such as cleaning or landscaping, insurance, etc.). We generally account for each lease and any non-lease components associated with that lease as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease costs.
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
Certain derivatives are designated as cash flow hedges or fair value hedges and qualify for hedge accounting treatment, while others are not designated as hedging instruments and are marked to market through net income/(loss). The gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income/(losses) and are recognized in net income/(loss) at the time the hedged item affects net income/(loss), in the same line item as the underlying hedged item. The gains/(losses) on fair value hedges are recognized in net income/(loss) at the time the hedged item affects net income/(loss), in the same line item as the underlying hedged item. The excluded component on cash flow hedges and fair value hedges is recognized in net income/(loss) over the life of the hedging relationship in the same income statement line item as the underlying hedged item. We also designate certain derivatives and non-derivatives as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. Changes in the value of these derivatives and remeasurements of our non-derivatives designated as net investment hedges are calculated each period using the spot method, with changes reported in foreign currency translation adjustments within accumulated other comprehensive income/(losses). Such amounts will remain in accumulated other comprehensive income/(losses) until the complete or substantially complete liquidation of our investment in the underlying foreign operations. The excluded component on derivatives designated as net investment hedges is recognized in net income/(loss) within interest expense. The income statement classification of gains and losses related to derivative instruments not designated as hedging instruments is determined based on the underlying intent of the contracts. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. All other cash flows related to derivative instruments are classified in the same line item as the cash flows of the related hedged item, which can be within operating, investing, or financing activities.
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
•Foreign currency fair value hedges. We use derivative instruments to hedge changes in the fair value of foreign currency denominated assets or liabilities due to changes in exchange rates. These instruments may include cross-currency swap contracts and foreign exchange forward contracts. The gains/(losses) on the hedged item, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our derivative instrument, which is reported in the same income statement line item in the same period. The amounts excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis in the same line item as the hedged item.
•Commodity derivatives. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity purchase contracts primarily for dairy products, vegetable oils, coffee beans, corn, wheat products, sugar cane and meat products. These commodity purchase contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases and normal sales exception. We also use commodity futures, options, and swaps to economically hedge the price of certain commodity costs, including the commodities noted above, as well as diesel fuel, packaging products, and natural gas. We do not designate these commodity contracts as hedging instruments. We also occasionally use futures to economically cross hedge a commodity exposure.
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

Highly Inflationary Accounting:
We apply highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100%. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our consolidated statement of income, rather than accumulated other comprehensive income/(losses) on our consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. In 2024, we applied highly inflationary accounting to the results of our subsidiaries in Turkey, Venezuela, Argentina, Egypt, and Nigeria which resulted in nonmonetary currency devaluation losses in other expense/(income) of $16 million as of December 28, 2024. In 2023 and 2022, we applied highly inflationary accounting to the results of our subsidiaries in Turkey, Venezuela, and Argentina which resulted in nonmonetary currency devaluation losses in other expense/(income) of $28 million as of December 30, 2023, and $17 million as of December 31, 2022. The net monetary assets of each of our subsidiaries in Turkey, Venezuela, Argentina, Egypt, and Nigeria were insignificant at December 28, 2024. Our results of operations in Turkey, Venezuela, Argentina, Egypt, and Nigeria reflect those of controlled subsidiaries.
Note 3. New Accounting Standards
Accounting Standards Adopted in the Current Year
Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures:
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07 to improve segment disclosure requirements under Accounting Standards Codification (“ASC”) 280, Segment Reporting, through enhancing disclosures about significant segment expenses. The guidance requires entities to provide significant segment expenses that are regularly provided to the chief operating decision maker and other segment expenses included in each reported measure of segment profitability. This ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 280. We adopted this ASU in the fourth quarter of 2024 and added certain disclosures in Note 20, Segment Reporting. The disclosures were applied retrospectively and impacted all prior periods presented. There was no other impact to our financial statement disclosures as a result of adopting this ASU.
Accounting Standards Not Yet Adopted
Income Taxes (Topic 740) – Improvements to Income Tax Disclosures:
In December 2023, the FASB issued ASU 2023-09 to improve income tax disclosure requirements under ASC 740, Income Taxes. The guidance requires entities to provide separate information about a reporting entity’s effective tax rate reconciliation and about income taxes paid. This ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. While the standard will require additional disclosures related to the Company’s income taxes, we do not expect this ASU to have an impact on our financial statements.
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):
In November 2024, the FASB issued ASU 2024-03 to improve financial reporting under ASC 220, Income Statement-Reporting Comprehensive Income. The guidance requires entities to disclose additional information about specific expense categories related to cost of sales and SG&A in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are still evaluating the impacts this ASU will have on our financial statements and related disclosures.
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
The Hemmer Acquisition preliminarily resulted in $219 million of non-tax deductible goodwill relating principally to Hemmer’s long-term experience and large presence operating in emerging markets. This goodwill was assigned to the Latin America (“LATAM”) reporting unit within Emerging Markets. In 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the final amount of goodwill was adjusted to $215 million. In the fourth quarter of 2022, a portion of the goodwill became tax deductible following the merger of Hemmer into our existing legal entity structure. As part of our 2024 annual impairment test, we fully impaired the goodwill related to our LATAM reporting unit, and there is no goodwill carrying value remaining as of December 28, 2024. See Note 8, Goodwill and Intangible Assets, for additional information.
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
Subsequent to the Just Spices Acquisition, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for the net income/(loss) attributable to the noncontrolling interest. In the third quarter of 2023, we completed the redemption of an additional 5% of the outstanding shares. In the second quarter of 2024, we completed the redemption of the remaining outstanding shares and wholly own Just Spices as of December 28, 2024. We utilized fair values at the Just Spices Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. The purchase price allocation for the Just Spices Acquisition was final as of the fourth quarter of 2022.
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
The Just Spices Acquisition preliminarily resulted in $167 million of non-tax deductible goodwill relating principally to Just Spices’ social media presence. This goodwill was assigned to the Continental Europe reporting unit within our International Developed Markets segment. In 2022, certain insignificant measurement period adjustments were made to the initial allocation, and the final amount of goodwill was adjusted to $156 million. See Note 8, Goodwill and Intangible Assets, for additional information.
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
Deal Costs:
Related to our acquisitions, we incurred insignificant deal costs in 2024, 2023 and 2022. We recognized these deal costs in SG&A.
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
Deal Costs:
Related to our divestitures, we incurred insignificant deal costs in 2024, 2023, and 2022. We recognized these deal costs in SG&A.
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
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. We eliminated approximately 270 positions in 2024. As of December 28, 2024, we expect to eliminate approximately 740 additional positions in 2025 across all zones. In 2024, restructuring activities resulted in net expenses of $20 million and included a net expense of $21 million of severance and employee benefit costs, a net benefit of $2 million of other exit costs, and a net expense of $1 million of asset-related cost. Restructuring activities resulted in expenses of $225 million in 2023 and $74 million in 2022.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 30, 2023	$23	$14	$37
Charges/(credits)	21	(2)	19
Cash payments	(16)	(1)	(17)
Non-cash utilization	1	—	1
Balance at December 28, 2024	$29	$11	$40
We expect the majority of the liability for severance and employee benefit costs as of December 28, 2024 to be paid by the second quarter of 2025. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2026 and 2031.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities by income statement caption, were (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Severance and employee benefit costs - Cost of products sold	$2	$9	$1
Severance and employee benefit costs - SG&A	19	9	33
Severance and employee benefit costs - Other expense/(income)	—	3	—
Asset-related costs - Cost of products sold	—	42	12
Asset-related costs - SG&A	1	(1)	—
Other costs - Cost of products sold	6	6	14
Other costs - SG&A	(1)	(5)	14
Other costs - Other expense/(income)	(7)	162	—
	$20	$225	$74
We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 20, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
North America	$4	$15	$40
International Developed Markets	(2)	166	12
Emerging Markets(a)	9	50	12
General corporate expenses	9	(6)	10
	$20	$225	$74
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.

Note 6. Inventories
Inventories consisted of the following (in millions):

	December 28, 2024	December 30, 2023
Packaging and ingredients	$950	$1,014
Spare parts	245	233
Work in process	310	338
Finished products	1,871	2,029
Inventories	$3,376	$3,614
Note 7. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following (in millions):

	December 28, 2024	December 30, 2023
Land	$193	$203
Buildings and improvements	2,846	2,705
Equipment, software and other	7,689	7,735
Construction in progress	1,161	1,282
	11,889	11,925
Accumulated depreciation	(4,737)	(4,803)
Property, plant and equipment, net	$7,152	$7,122
At December 30, 2023, property, plant and equipment, net, excluded amounts classified as held for sale. Depreciation expense was $696 million in 2024, $710 million in 2023, and $672 million in 2022.
Note 8. Goodwill and Intangible Assets
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
On March 31, 2024, which was the first day of our second quarter of 2024, certain organizational changes occurred that impacted our reporting unit composition within our North America segment (the “Q2 North America reorganization”). Two of our North America reporting units — Taste, Meals, and Away From Home (“TMA”), and Fresh, Beverages, and Desserts (“FBD”) — were reorganized into the four reporting units: Taste Elevation, Ready Meals and Snacking (“TMS”), Hydration & Desserts (“HD”), Meat & Cheese (“MC”), and Away from Home & Kraft Heinz Ingredients (“AFH”). The Canada and North America Coffee (“CNAC”) and Other North America reporting units were not impacted by this reorganization.
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International Developed Markets	Emerging Markets	Total
Balance at December 31, 2022	$27,685	$2,634	$514	$30,833
Impairment losses	(452)	(58)	—	(510)
Translation adjustments and other	15	111	10	136
Balance at December 30, 2023	$27,248	$2,687	$524	$30,459
Impairment losses	(959)	(495)	(184)	(1,638)
Translation adjustments and other	(57)	(58)	(33)	(148)
Balance at December 28, 2024	$26,232	$2,134	$307	$28,673

In 2024, we recorded non-cash goodwill impairment losses of $959 million within our North America segment, $495 million within our International Developed Markets segment, and $184 million within Emerging Markets as a result of our 2024 goodwill impairment testing discussed below. The remaining impact to goodwill in 2024 primarily related to translation adjustments.
In 2023, we recorded non-cash goodwill impairment losses of $452 million within our North America segment and $58 million within our International Developed Markets segment as a result of our 2023 goodwill impairment testing discussed below. The remaining impact to goodwill in 2023 primarily related to translation adjustments.
2024 Goodwill Impairment Testing
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
We performed our 2024 annual impairment test as of June 30, 2024, which was the first day of our third quarter of 2024. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2024 annual impairment test, we recognized non-cash goodwill impairment losses in SG&A of approximately $495 million related to our Continental Europe reporting unit within our International Developed Markets segment, $184 million related to our LATAM reporting unit within Emerging Markets, and $105 million related to our AFH reporting unit within our North America segment. The impairment of our Continental Europe reporting unit was primarily driven by a reduction of future year profitability assumptions from prior estimates in non-core categories and the Just Spices business, as well as higher intercompany royalty expenses resulting from a change in our product mix. The impairment of our LATAM reporting unit was primarily driven by a reduction of future year profitability assumptions from prior estimates and negative macroeconomic factors, including weakening of the foreign currency exchange rate of the Brazilian real relative to the U.S. dollar. After these impairments, the goodwill carrying amount was approximately $2.7 billion in our AFH reporting unit, approximately $485 million in our Continental Europe reporting unit, and there is no goodwill carrying value remaining in our LATAM reporting unit.
As of our 2024 annual impairment test, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $24.1 billion and included TMS, AFH, MC, Northern Europe, CNAC, and Continental Europe. Our HD and Asia reporting units had 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $4.6 billion as of our 2024 annual impairment test date.
As of December 28, 2024, we maintain 12 reporting units, eight of which comprise our goodwill balance. These eight reporting units had an aggregate goodwill carrying amount of $28.7 billion at December 28, 2024. Accumulated impairment losses to goodwill were $13.5 billion as of December 28, 2024 and $11.8 billion at December 30, 2023.

2023 Goodwill Impairment Testing
We performed our 2023 annual impairment test as of July 2, 2023, which was the first day of our third quarter of 2023. In performing this test, we incorporated information that was known through the date of filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2023. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2023 annual impairment test, we recognized a non-cash goodwill impairment loss of approximately $510 million in SG&A, which included a $452 million impairment loss in our Canada and North America Coffee (“CNAC”) reporting unit within our North America segment and a $58 million impairment loss in our Continental Europe reporting unit within our International Developed Markets segment. These impairments were primarily driven by an increase in the discount rate, which was impacted by higher interest rates, a decline in market capitalization, and other market inputs.
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
We performed our post-reorganization impairment test in conjunction with our Q2 2022 Annual Impairment Test and tested the new North America reporting units (TMA, FBD, CNAC, and Other North America) along with the reporting units in our former International segment. The new North America reporting units’ goodwill carrying amounts for the post-reorganization and Q2 2022 Annual Impairment Test reflected the pre-reorganization test results, including impairments recorded. We tested our reporting units for impairment as of the first day of our second quarter, which was March 27, 2022 for our Q2 2022 Annual Impairment Test. In performing this test, we incorporated information that was known through the date of filing our Quarterly Report on Form 10-Q for the period ended June 25, 2022. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our Q2 2022 Annual Impairment Test, we determined that the fair value of each of the reporting units tested was in excess of its carrying amount.
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

Additional Goodwill Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, long-term growth rates, royalty rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to goodwill impairments.
Our reporting units that were impaired in 2024, 2023, and 2022 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, our reporting units that had 20% or less excess fair value over carrying amount as of our 2024 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units had more than 20% excess fair value over carrying amount as of our 2024 annual impairment test, this amount is also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
During the fourth quarter of 2024, certain organizational changes were announced that are expected to impact our future internal reporting and reporting units. We expect to combine the Northern Europe (“NE”) and Continental Europe (“CE”) reporting units into one reporting unit, Western Europe, in an effort to drive efficiencies in our organizational structure and reporting processes. We anticipate this change will become effective in the first quarter of 2025 and will require us to reallocate the existing goodwill from the former reporting units, NE and CE, into the new reporting unit, Western Europe.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 31, 2022	$38,552
Impairment losses	(152)
Transfers to definite-lived intangible assets	(73)
Translation adjustments and other	175
Balance at December 30, 2023	$38,502
Impairment losses	(1,903)
Translation adjustments and other	(143)
Balance at December 28, 2024	$36,456
2024 Indefinite-Lived Intangible Asset Impairment Testing
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $36.5 billion at December 28, 2024.
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
During the fourth quarter of 2024, we recognized a non-cash intangible asset impairment loss of $1.3 billion in SG&A related to our Oscar Mayer brand. The impairment was due to additional perceived risk in achieving our long-term cash flow forecasts for the meats business.
Brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $16.8 billion as of the latest test for each brand, brands with 20-50% fair value over carrying amount had an aggregate carrying amount of $2.8 billion as of the latest test for each brand, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $16.9 billion as of the latest test for each brand.

2023 Indefinite-Lived Intangible Asset Impairment Testing
As a result of our 2023 annual impairment test as of July 2, 2023, we recognized non-cash intangible asset impairment losses of $152 million in SG&A in the third quarter of 2023 related to Maxwell House, Cool Whip, and two other brands. We utilized the relief from royalty method under the income approach to estimate the fair values and recorded non-cash impairment losses of $139 million in our North America segment and $13 million in our International Developed Markets segment, consistent with ownership of the trademarks. The impairment of these four brands was primarily due to an increase in the discount rate, which was impacted by higher interest rates, a decline in market capitalization, and other market inputs, as well as sustained expectations of declining revenue growth in future years, and decreased margin expectations.
As part of our 2023 annual impairment test, we reclassified two indefinite-lived intangible assets to definite-lived intangible assets related to trademarks in our International Developed Markets segment and in Emerging Markets that had a history of impairment and expectations of limited capital investment. After the fair value assessment of these brands as part of our 2023 annual impairment test, we transferred $73 million from indefinite-lived intangible assets to definite-lived trademarks as of July 2, 2023 and recognized six months of amortization expense as of December 30, 2023.
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
We performed our Q3 2022 Annual Impairment Test as of June 26, 2022, which was our first day of the third quarter of 2022. As a result of our Q3 2022 Annual Impairment Test we recognized a non-cash impairment loss of $67 million in SG&A in the third quarter of 2022 related to two brands, Jet Puffed and Plasmon. We utilized the relief from royalty method under the income approach to estimate the fair values and recorded non-cash impairment losses of $50 million in our North America segment and $17 million in our International Developed Markets segment, consistent with ownership of the trademarks. The impairment of these brands was primarily due to reduced revenue growth assumptions.
Additional Indefinite-Lived Intangible Asset Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led, and could in the future lead, to intangible asset impairments.
Our brands that were impaired in 2024, 2023, and 2022 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that had 20% or less excess fair value over carrying amount as of our 2024 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands had more than 20% excess fair value over carrying amount as of our 2024 annual impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	December 28, 2024			December 30, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,392	$(893)	$1,499	$2,313	$(755)	$1,558
Customer-related assets	3,665	(1,530)	2,135	3,710	(1,331)	2,379
Other	13	(4)	9	12	(3)	9
	$6,070	$(2,427)	$3,643	$6,035	$(2,089)	$3,946
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
In the third quarter of 2024, we recognized non-cash definite-lived intangible asset impairment losses of $128 million in SG&A related to the Just Spices trademark and customer-related assets. We utilized the relief from royalty method under the income approach for the trademark and the distributor method under the income approach for the customer-related assets to estimate the fair values and recorded non-cash impairment losses in our Continental Europe reporting unit within our International Developed Markets segment, consistent with ownership of the trademarks and customer-related assets. The impairments of the Just Spices trademark and the customer-related assets were primarily due to a reduction of future year revenue growth and margin assumptions from prior expectations.
Amortization expense for definite-lived intangible assets was $252 million in 2024, $251 million in 2023, and $261 million in 2022. Aside from amortization expense, the change in definite-lived intangible assets from December 30, 2023 to December 28, 2024 primarily relates to the acquisition of the TGI Friday License, the $128 million of non-cash impairment losses related to the Just Spices trademark and customer-related assets within our International Developed Markets segment, and the impacts of foreign currency.
In the third quarter of 2022, we recorded $7 million of non-cash intangible asset impairment losses to SG&A related to two trademarks in our former International segment that had net carrying values that were deemed not to be recoverable.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $250 million in 2025 and for the following two years and $240 million in 2028 and 2029.

Note 9. Income Taxes
Provision for/(Benefit from) Income Taxes:
Income/(loss) before income taxes and the provision for/(benefit from) income taxes, consisted of the following (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Income/(loss) before income taxes:
United States	$(165)	$2,324	$1,575
Non-U.S.	1,021	1,309	1,391
Total	$856	$3,633	$2,966

Provision for/(benefit from) income taxes:
Current:
U.S. federal	$627	$449	$620
U.S. state and local	56	88	79
Non-U.S.	284	233	177
	967	770	876
Deferred:
U.S. federal	(417)	30	(192)
U.S. state and local	(79)	11	(35)
Non-U.S.	(2,361)	(24)	(51)
	(2,857)	17	(278)
Total provision for/(benefit from) income taxes	$(1,890)	$787	$598
The Organization for Economic Co-operation and Development (OECD), a global coalition of member countries, proposed a two-pillar plan that aims to ensure a fairer distribution of profits among countries and impose a floor on tax competition through the introduction of a global minimum tax of 15%. Many countries have enacted, or begun the process of enacting, laws based on the two-pillar plan proposals.
As part of our planning for the changes in the international tax environment, as well as to achieve greater operational synergies, we have enacted changes to our corporate entity structure which included a transfer of, and will result in the movement of, certain business operations to a wholly-owned subsidiary in the Netherlands resulting in a tax benefit of $3.0 billion recorded as a non-U.S. deferred tax asset in December 2024. The deferred tax asset was recognized as a result of the book and tax basis difference on the business transferred to the Netherlands subsidiary with the tax basis determined by reference to the fair value of the business. The determination of the estimated fair value of the transferred business is complex and requires the exercise of substantial judgment due to the use of subjective assumptions in the valuation method used by management. The associated valuation allowance of $0.6 billion is related to uncertainty in the Pillar Two legislative interpretation and is based on our latest assessment of the total tax benefit that is more likely than not to be realized. The recognition of our future tax benefits associated with this transaction is dependent upon the acceptance of the business valuation and tax basis step-up by the associated taxing authorities.
We record tax expense/(benefits) related to the exercise of stock options and other equity instruments within our tax provision. Accordingly, we recognized an insignificant tax expense in our consolidated statements of income in 2024 and 2023, and an insignificant tax benefit in 2022 related to the exercise of stock options and other equity instruments.

Effective Tax Rate:
The effective tax rate on income/(loss) before income taxes differed from the U.S. federal statutory tax rate for the following reasons:

	December 28, 2024	December 30, 2023	December 31, 2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax on income of non-U.S. subsidiaries	(32.1)%	(6.6)%	(8.2)%
U.S. state and local income taxes, net of federal tax benefit	0.2%	1.8%	1.8%
Audit settlements and changes in uncertain tax positions	3.1%	0.3%	1.3%
Global intangible low-taxed income	4.7%	1.4%	1.8%
Goodwill impairment	41.3%	3.6%	3.9%
Deferred tax adjustments	(347.8)%	0.1%	(1.1)%
Movement of valuation allowances	88.3%	0.1%	0.8%
Deferred tax effect of tax law changes	(4.8)%	0.1%	(0.9)%
Repatriation costs	3.2%	—%	0.3%
Foreign income inclusion	1.9%	0.5%	0.5%
Research and development credits	(1.1)%	(0.3)%	(0.3)%
Change in prior year estimates	(1.8)%	(0.7)%	(1.2)%
Equity awards	1.2%	0.1%	0.1%
Other	2.2%	0.3%	0.4%
Effective tax rate	(220.5)%	21.7%	20.2%
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
Our 2024 effective tax rate was a benefit of 220.5% on pre-tax income. Our effective tax rate was favorably impacted by recognizing a non-U.S. deferred tax asset as a result of the movement of certain business operations to a wholly-owned subsidiary in the Netherlands and the geographic mix of pre-tax income in various non-U.S. jurisdictions. This impact was partly offset by establishing a partial valuation allowance against the Netherlands deferred tax asset and a full valuation allowance against the Brazil net deferred tax assets and non-deductible goodwill impairments.
Our 2023 effective tax rate was an expense of 21.7% on pre-tax income. Our effective tax rate was favorably impacted by geographic mix of pre-tax income in various non-U.S. jurisdictions. These impacts were partially offset by the impact of certain unfavorable rate reconciling items, primarily non-deductible goodwill impairments and the impact of the federal tax on global intangible low-taxed income (“GILTI”).
The 2024 and 2023 year-over-year decrease in the effective tax rate was due primarily to recognizing a non-U.S. deferred tax asset as a result of the movement of certain business operations to a wholly-owned subsidiary in the Netherlands offset by establishing valuation allowances on certain non-U.S. deferred tax assets in the current year versus the prior year.
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
Deferred Income Tax Assets and Liabilities:
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following (in millions):

	December 28, 2024	December 30, 2023
Deferred income tax liabilities:
Intangible assets	$9,310	$9,967
Property, plant and equipment, net	673	707
Right-of-use assets	104	110
Other	400	358
Deferred income tax liabilities	10,487	11,142
Deferred income tax assets:
Intangible assets	(2,959)	—
Deferred income	(328)	(343)
Loss carryforwards	(277)	(270)
Lease liabilities	(114)	(119)
Other	(441)	(472)
Deferred income tax assets	(4,119)	(1,204)
Valuation allowance	851	102
Net deferred income tax liabilities	$7,219	$10,040
The decrease in net deferred income tax liabilities from December 30, 2023 to December 28, 2024 was primarily driven by recognizing a non-U.S. deferred tax asset as a result of the movement of certain business operations to a wholly-owned subsidiary in the Netherlands offset by the establishment of a partial valuation allowance of approximately $0.6 billion and the establishment of a full valuation allowance on Brazil net deferred tax assets of approximately $140 million.
As of December 28, 2024, non-U.S. operating loss carryforwards totaled $836 million. Of that amount, $62 million expire between 2025 and 2036; the other $774 million do not expire. We have recorded $243 million of deferred tax assets related to these non-U.S. operating loss carryforwards. Deferred tax assets of $21 million have been recorded for U.S. state and local operating loss carryforwards. These losses expire between 2025 and 2041. As of December 28, 2024, tax credit carryforwards totaled $39 million, which primarily include state tax credits of $17 million, and $22 million in other tax credits.
Uncertain Tax Positions:
As of December 28, 2024, our unrecognized tax benefits for uncertain tax positions were $400 million. If we had recognized all of these benefits, the impact on our effective tax rate would have been $374 million. It is reasonably possible that our unrecognized tax benefits will decrease by an insignificant amount in the next 12 months primarily due to the progression of state audits in process. Our unrecognized tax benefits for uncertain tax positions are included in income taxes payable and other non-current liabilities on our consolidated balance sheets.
The changes in our unrecognized tax benefits were (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Balance at the beginning of the period	$443	$455	$441
Increases for tax positions of prior years	27	46	8
Decreases for tax positions of prior years	(14)	(5)	(27)
Increases based on tax positions related to the current year	45	67	53
Decreases due to settlements with taxing authorities	(84)	(28)	(6)
Decreases due to lapse of statute of limitations	(17)	(92)	(14)
Balance at the end of the period	$400	$443	$455
Our unrecognized tax benefits decreased during 2024 mainly related to audit settlements with state, and non-U.S. taxing authorities and statute of limitations expirations partially offset by a net increase for tax positions related to the current and prior years in the U.S. and certain state and non-U.S. jurisdictions.

Our unrecognized tax benefits decreased during 2023 mainly related to audit settlements with federal, state, and non-U.S. taxing authorities and statute of limitations expirations partially offset by a net increase for tax positions related to the current and prior years in the U.S. and certain state and non-U.S. jurisdictions.
Our unrecognized tax benefits increased during 2022 mainly as a result of a net increase for tax positions related to the current and prior years in the U.S. and certain state and non-U.S. jurisdictions, which were partially offset by decreases related to audit settlements with certain state and non-U.S. taxing authorities and statute of limitations expirations.
We include interest and penalties related to uncertain tax positions in our tax provision. Our provision for/(benefit from) income taxes included a $19 million benefit in 2024, a $1 million expense in 2023, and a $20 million expense in 2022 related to interest and penalties. Accrued interest and penalties were $83 million as of December 28, 2024 and $102 million as of December 30, 2023.
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
In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, Italy, the Netherlands, the United Kingdom, and the United States. As of December 28, 2024, we have substantially concluded all national income tax matters through 2021 for the United Kingdom, through 2018 for the Netherlands, through 2017 for Italy and the United States, through 2016 for Canada, and through 2013 for Brazil, with the exception of 2007 and 2008 which are under litigation. We have concluded all U.S. state income tax matters through 2009.
Cash Held by International Subsidiaries:
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2024 accumulated earnings of certain international subsidiaries is approximately $80 million. Our undistributed historical earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at December 28, 2024 and December 30, 2023, and relates to local withholding taxes that will be owed when this cash is distributed.
Divestitures:
In the second quarter of 2022, we paid cash taxes of approximately $620 million related to the sale of certain assets and to the licensing of certain trademarks in our global cheese business to Lactalis.
Note 10. Employees’ Stock Incentive Plans
We grant equity awards, including stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”), to select employees to provide long-term performance incentives to our employees.

Stock Plans
We had activity related to equity awards from the following plans in 2024, 2023, and 2022:
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

Stock Options
We use the Black-Scholes model to estimate the fair value of stock option grants. Our weighted average Black-Scholes fair value assumptions were:

	December 28, 2024	December 30, 2023	December 31, 2022
Risk-free interest rate	4.09%	4.08%	1.64%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	25.0%	26.7%	28.5%
Expected dividend yield	4.3%	4.0%	4.4%
Weighted average grant date fair value per share	$6.46	$8.00	$6.46
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
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Term
Outstanding at December 30, 2023	8,022,540	$46.87
Granted	654,724	35.13
Forfeited	(1,636,643)	48.00
Exercised	(320,200)	26.13
Outstanding at December 28, 2024	6,720,421	46.44	$4	4 years
Exercisable at December 28, 2024	4,756,292	50.15	4	2 years
The aggregate intrinsic value of stock options exercised during the period was insignificant in 2024, $11 million in 2023, and $24 million in 2022.
Cash received from options exercised was $8 million in 2024, $43 million in 2023, and $57 million in 2022. The tax benefit realized from stock options exercised were insignificant in 2024, 2023, and 2022.
Our unvested stock options and related information was:

	Number of Stock Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at December 30, 2023	2,287,093	$7.04
Granted	654,724	6.46
Forfeited	(221,160)	7.10
Vested	(756,528)	6.60
Unvested options at December 28, 2024	1,964,129	7.01
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
The weighted average grant date fair value per share of our RSUs granted during the year was $35.39 in 2024, $38.24 in 2023, and $37.50 in 2022. All RSUs granted in 2024, 2023, and 2022 were dividend eligible.

Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2023	7,722,870	$36.80
Granted	3,171,590	35.39
Forfeited	(820,890)	37.17
Vested	(3,368,063)	34.34
Outstanding at December 28, 2024	6,705,507	37.31
The aggregate fair value of RSUs that vested during the period was $119 million in 2024, $134 million in 2023, and $163 million in 2022.
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
The weighted average grant date fair value per share of our PSUs granted during the year was $29.14 in 2024, $33.33 in 2023, and $34.45 in 2022. Our expected dividend yield was 4.33% in 2024, 3.95% in 2023, and 4.41% in 2022. For our PSUs that are tied to market-based conditions, our expected volatility was 21.28% in 2024 and 24.48% in 2023 and 32.92% in 2022.
Our PSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 30, 2023	4,855,432	$33.65
Granted	2,591,382	29.14
Forfeited	(913,405)	32.26
Vested	(1,143,479)	33.36
Outstanding at December 28, 2024	5,389,930	31.77
The aggregate fair value of PSUs that vested during the period was $40 million in 2024, $33 million in 2023, and $58 million in 2022.

Total Equity Awards
Equity award compensation cost and the related tax benefit was (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Pre-tax compensation cost	$109	$141	$148
Related tax benefit	(24)	(32)	(34)
After-tax compensation cost	$85	$109	$114
Unrecognized compensation cost related to unvested equity awards was $176 million at December 28, 2024 and is expected to be recognized over a weighted average period of 2 years.
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
Pension Plans
Obligations and Funded Status:
The projected benefit obligations, fair value of plan assets, and funded status of our pension plans were (in millions):

	U.S. Plan		Non-U.S. Plans
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Benefit obligation at beginning of year	$2,681	$2,653	$1,210	$1,326
Service cost	1	2	7	7
Interest cost	135	142	55	65
Benefits paid	(212)	(235)	(77)	(81)
Actuarial losses/(gains)(a)	(144)	113	(124)	105
Plan amendments	—	6	13	7
Currency	—	—	(19)	61
Settlements(b)	—	—	—	(282)
Curtailments	—	—	—	—
Special/contractual termination benefits	—	—	—	2
Benefit obligation at end of year	2,461	2,681	1,065	1,210
Fair value of plan assets at beginning of year	3,139	3,113	1,528	1,709
Actual return on plan assets	46	261	(43)	105
Employer contributions	—	—	(22)	11
Benefits paid	(212)	(235)	(77)	(81)
Currency	—	—	(18)	82
Settlements(b)	—	—	—	(282)
Other	—	—	—	(16)
Fair value of plan assets at end of year	2,973	3,139	1,368	1,528
Net pension liability/(asset) recognized at end of year	$(512)	$(458)	$(303)	$(318)
(a)    Actuarial losses/(gains) were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(b)    Settlements represent the settlement of our pension benefit obligation of $282 million for one of our U.K. pension plans in 2023.

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $2.5 billion at December 28, 2024 and $2.7 billion at December 30, 2023 for the U.S. pension plan. The accumulated benefit obligation for the non-U.S. pension plans was $1.0 billion at December 28, 2024 and $1.2 billion at December 30, 2023.
The combined U.S. and non-U.S. pension plans resulted in net pension assets of $815 million at December 28, 2024 and $776 million at December 30, 2023. We recognized these amounts on our consolidated balance sheets as follows (in millions):

	December 28, 2024	December 30, 2023
Other non-current assets	$878	$840
Other current liabilities	(5)	(4)
Accrued postemployment costs	(58)	(60)
Net pension asset/(liability) recognized	$815	$776
For certain of our U.S. and non-U.S. plans that were underfunded based on accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plan		Non-U.S. Plans
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Projected benefit obligation	$—	$—	$81	$96
Accumulated benefit obligation	—	—	75	90
Fair value of plan assets	—	—	17	31
Our U.S. plan was overfunded based on plan assets in excess of accumulated benefit obligations as of December 28, 2024 and December 30, 2023.
For certain of our U.S. and non-U.S. plans that were underfunded based on projected benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plan		Non-U.S. Plans
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Projected benefit obligation	$—	$—	$94	$96
Accumulated benefit obligation	—	—	88	90
Fair value of plan assets	—	—	31	31
Our U.S. plan was overfunded based on plan assets in excess of projected benefit obligations as of December 28, 2024 and December 30, 2023.
We used the following weighted average assumptions to determine our projected benefit obligations under the pension plans:

	U.S. Plan		Non-U.S. Plans
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Discount rate	5.8%	5.3%	5.5%	4.7%
Rate of compensation increase	4.0%	4.0%	3.7%	3.6%
Discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans.

Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	U.S. Plan			Non-U.S. Plans
	December 28, 2024	December 30, 2023	December 31, 2022	December 28, 2024	December 30, 2023	December 31, 2022
Service cost	$1	$2	$4	$7	$7	$14
Interest cost	135	142	118	55	65	36
Expected return on plan assets	(197)	(196)	(193)	(84)	(88)	(69)
Amortization of prior service costs/(credits)	1	—	—	1	1	1
Amortization of unrecognized losses/(gains)	—	—	—	13	13	1
Settlements	—	—	(1)	—	146	15
Special/contractual termination benefits	—	—	—	(1)	2	—
Other	—	—	—	(7)	16	—
Net pension cost/(benefit)	$(60)	$(52)	$(72)	$(16)	$162	$(2)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our consolidated statements of income. In 2023, we recognized settlement charges of $146 million and other related costs of $16 million related to the settlement of one of our U.K. defined benefit pension plans, which resulted in pre-tax losses of $162 million within other expense/(income).
We used the following weighted average assumptions to determine our net pension costs for the years ended:

	U.S. Plan			Non-U.S. Plans
	December 28, 2024	December 30, 2023	December 31, 2022	December 28, 2024	December 30, 2023	December 31, 2022
Discount rate - Service cost	5.4%	5.7%	4.0%	5.1%	5.3%	2.4%
Discount rate - Interest cost	5.2%	5.5%	4.0%	4.7%	5.0%	1.8%
Expected rate of return on plan assets	6.6%	6.6%	5.3%	5.7%	5.1%	2.6%
Rate of compensation increase	4.0%	4.0%	4.0%	3.6%	3.8%	3.8%
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

Our weighted average asset allocations were:

	U.S. Plan		Non-U.S. Plans
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Fixed-income securities	71%	73%	73%	77%
Equity securities	10%	10%	13%	7%
Alternative investments, including real assets and other fixed income	18%	17%	9%	9%
Cash and cash equivalents	1%	—%	4%	6%
Certain insurance contracts	—%	—%	1%	1%
Total	100%	100%	100%	100%
Our pension investment strategy for the U.S. plan is designed to align our pension assets with our projected benefit obligation to reduce volatility. We target an investment of approximately 75% of our U.S. plan assets in fixed-income securities, approximately 15% in alternatives, primarily real assets and diversified credit, and approximately 10% in return-seeking assets, primarily equity securities.
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
The fair value of pension plan assets at December 28, 2024 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$698	$263	$435	$—
Corporate bonds and other fixed-income securities	1,942	—	1,942	—
Total fixed-income securities	2,640	263	2,377	—
Cash and cash equivalents	48	48	—	—
Other	8	—	8	—
Certain insurance contracts	23	—	—	23
Fair value excluding investments measured at net asset value	2,719	311	2,385	23
Investments measured at net asset value(a)	1,622
Total plan assets at fair value	$4,341
(a)    Amount includes cash collateral of $164 million associated with our securities lending program, which is reflected as an asset, and a corresponding securities lending payable of $164 million, which is reflected as a liability. The net impact on total plan assets at fair value is zero.

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
Changes in our Level 3 plan assets for the year ended December 28, 2024 included (in millions):

Asset Category	December 30, 2023	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 28, 2024
Certain insurance contracts	$27	$—	$—	$—	$(4)	$—	$23
Total Level 3 investments	$27	$—	$—	$—	$(4)	$—	$23
Changes in our Level 3 plan assets for the year ended December 30, 2023 included (in millions):

Asset Category	December 31, 2022	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 30, 2023
Certain insurance contracts	275	—	45	2	(295)	—	27
Total Level 3 investments	$275	$—	$45	$2	$(295)	$—	$27
Employer Contributions:
In 2024, we contributed $7 million to our non-U.S. pension plans. We did not contribute to our U.S. pension plan. We estimate that 2025 pension contributions will be approximately $6 million to our non-U.S. pension plans. We do not plan to make contributions to our U.S. pension plan in 2025. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2025. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
In 2023, we settled one of our U.K. defined benefit pension plans, which resulted in a surplus asset. During the third quarter of 2024, the surplus asset was distributed to Kraft Heinz as a negative contribution in the amount of $29 million net of tax, which is shown as a cash inflow on the Consolidated Statements of Cash Flows.
Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 28, 2024 were (in millions):

	U.S. Plan	Non-U.S. Plans
2025	$261	$74
2026	245	69
2027	235	72
2028	216	74
2029	208	74
2030-2034	918	388

Postretirement Plans
Obligations and Funded Status:
The accumulated benefit obligation, fair value of plan assets, and funded status of our postretirement benefit plans were (in millions):

	December 28, 2024	December 30, 2023
Benefit obligation at beginning of year	$683	$733
Service cost	2	3
Interest cost	33	37
Benefits paid	(69)	(73)
Actuarial losses/(gains)(a)	(39)	(19)
Plan amendments	—	—
Currency	(7)	2
Benefit obligation at end of year	603	683
Fair value of plan assets at beginning of year	926	887
Actual return on plan assets	75	101
Employer contributions(b)	(139)	11
Benefits paid	(69)	(73)
Fair value of plan assets at end of year	793	926
Net postretirement benefit liability/(asset) recognized at end of year	$(190)	$(243)
(a)    Actuarial losses/(gains) were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(b)    Refer to the Employer Contributions section within this footnote below for further discussion of the negative employer contributions in 2024.
We recognized the net postretirement benefit asset/(liability) on our consolidated balance sheets as follows (in millions):

	December 28, 2024	December 30, 2023
Other non-current assets	$271	$332
Other current liabilities	(6)	(7)
Accrued postemployment costs	(75)	(82)
Net postretirement benefit asset/(liability) recognized	$190	$243
For certain of our postretirement benefit plans that were underfunded based on accumulated postretirement benefit obligations in excess of plan assets, the accumulated benefit obligations and the fair value of plan assets were (in millions):

	December 28, 2024	December 30, 2023
Accumulated benefit obligation	$81	$89
Fair value of plan assets	—	—
We used the following weighted average assumptions to determine our postretirement benefit obligations:

	December 28, 2024	December 30, 2023
Discount rate	5.5%	5.2%
Health care cost trend rate assumed for next year	6.2%	6.2%
Ultimate trend rate	4.8%	4.8%
Discount rates for our plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Our expected health care cost trend rate is based on historical costs and our expectation for health care cost trend rates going forward.
The year that the health care cost trend rate reaches the ultimate trend rate varies by plan and ranges between 2027 and 2035 as of December 28, 2024. Assumed health care costs trend rates have a significant impact on the amounts reported for the postretirement benefit plans.

Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Service cost	$2	$3	$4
Interest cost	33	37	27
Expected return on plan assets	(55)	(53)	(54)
Amortization of prior service costs/(credits)	(12)	(15)	(15)
Amortization of unrecognized losses/(gains)	(22)	(17)	(15)
Curtailments	—	—	—
Net postretirement cost/(benefit)	$(54)	$(45)	$(53)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our consolidated statements of income.
We used the following weighted average assumptions to determine our net postretirement benefit plans cost for the years ended:

	December 28, 2024	December 30, 2023	December 31, 2022
Discount rate - Service cost	5.2%	5.5%	2.8%
Discount rate - Interest cost	5.1%	5.4%	3.4%
Expected rate of return on plan assets	6.3%	6.3%	5.4%
Health care cost trend rate	6.2%	6.2%	6.6%
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
Our weighted average asset allocations were:

	December 28, 2024	December 30, 2023
Fixed-income securities	64%	58%
Equity securities	29%	34%
Cash and cash equivalents	7%	8%
Our postretirement benefit plan investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. Our investment strategy is designed to align our postretirement benefit plan assets with our postretirement benefit obligation to reduce volatility. In aggregate, our long-term asset allocation targets are broadly characterized as a mix of approximately 76% in fixed-income securities and approximately 24% in return-seeking assets, primarily equity securities.

The fair value of postretirement benefit plan assets at December 28, 2024 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$83	$76	$7	$—
Corporate bonds and other fixed-income securities	421	—	421	—
Total fixed-income securities	504	76	428	—
Equity securities	151	151	—	—
Fair value excluding investments measured at net asset value	655	227	428	—
Investments measured at net asset value	138
Total plan assets at fair value	$793
The fair value of postretirement benefit plan assets at December 30, 2023 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$90	$82	$8	$—
Corporate bonds and other fixed-income securities	445	—	445	—
Total fixed-income securities	535	82	453	—
Equity securities	137	137	—	—
Cash and cash equivalents	1	1	—	—
Fair value excluding investments measured at net asset value	673	220	453	—
Investments measured at net asset value	253
Total plan assets at fair value	$926
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
Employer Contributions:
In 2024, we contributed $11 million to our postretirement benefit plans. We estimate that 2025 postretirement benefit plan contributions will be approximately $11 million. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2025. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
During the fourth quarter of 2024, we amended the U.S. postretirement medical plan to establish a sub-trust to permit the payment of certain benefits for active union employees using $150 million of the retiree plan surplus, which represents a portion of the retiree plan’s total surplus. This amount was converted to cash and treated as a negative contribution which is shown as a cash inflow in operating activities on the consolidated statement of cash flows. As a result of its designation for this purpose, the transferred amount is no longer considered an asset of the retiree plan and is recorded in restricted cash under other current assets and other non-current assets within the consolidated balance sheets.
Future Benefit Payments:
Our estimated future benefit payments for our postretirement plans at December 28, 2024 were (in millions):

2025	$74
2026	69
2027	64
2028	60
2029	56
2030-2034	236
Other Plans
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $109 million in 2024, $103 million in 2023, and $98 million in 2022.
Accumulated Other Comprehensive Income/(Losses)
Our accumulated other comprehensive income/(losses) pension and postretirement benefit plans balances, before tax, consisted of the following (in millions):

	Pension Benefits		Postretirement Benefits		Total
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net actuarial gain/(loss)	$(414)	$(414)	$502	$466	$88	$52
Prior service credit/(cost)	(19)	(12)	(19)	(7)	(38)	(19)
	$(433)	$(426)	$483	$459	$50	$33

The net postemployment benefits recognized in other comprehensive income/(loss), consisted of the following (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Net postemployment benefit gains/(losses) arising during the period:
Net actuarial gains/(losses) arising during the period - Pension Benefits	$(13)	$(145)	$(468)
Net actuarial gains/(losses) arising during the period - Postretirement Benefits	58	67	(44)
Prior service credits/(costs) arising during the period - Pension Benefits	(9)	—	—
	36	(78)	(512)
Tax benefit/(expense)	(8)	8	126
	$28	$(70)	$(386)

Reclassification of net postemployment benefit losses/(gains) to net income/(loss):
Amortization of unrecognized losses/(gains) - Pension Benefits	$13	$13	$1
Amortization of unrecognized losses/(gains) - Postretirement Benefits	(22)	(17)	(15)
Amortization of prior service costs/(credits) - Pension Benefits	2	1	1
Amortization of prior service costs/(credits) - Postretirement Benefits	(12)	(15)	(15)
Net settlement and curtailment losses/(gains) - Pension Benefits	—	146	15
	(19)	128	(13)
Tax (benefit)/expense	5	(13)	5
	$(14)	$115	$(8)
Note 12. Financial Instruments
We maintain a policy of requiring that all significant, non-exchange traded derivative contracts be governed by an International Swaps and Derivatives Association master agreement, and these master agreements and their schedules contain certain obligations regarding the delivery of certain financial information upon demand.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	December 28, 2024	December 30, 2023
Commodity contracts	$1,152	$954
Foreign exchange contracts	3,067	4,618
Cross-currency contracts	7,449	6,133

Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	December 28, 2024
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$45	$9	$45	$9
Cross-currency contracts(b)	—	—	137	172	137	172
Derivatives not designated as hedging instruments:
Commodity contracts(c)	24	37	9	19	33	56
Foreign exchange contracts(a)	—	—	33	8	33	8
Total fair value	$24	$37	$224	$208	$248	$245
(a)    At December 28, 2024, the fair value of our derivative assets was recorded in other current assets ($71 million) and other non-current assets ($7 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($16 million) and other non-current liabilities ($1 million).
(b)    At December 28, 2024, the fair value of our derivative assets was recorded in other current assets ($69 million) and other non-current assets ($68 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($34 million) and other non-current liabilities ($138 million).
(c)     At December 28, 2024, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities ($55 million) and other non-current liabilities ($1 million).

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $141 million at December 28, 2024 and $130 million at December 30, 2023. We had posted collateral related to commodity derivative margin requirements of $25 million at December 28, 2024 and $41 million at December 30, 2023, which were included in prepaid expenses on our consolidated balance sheets.
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
Net Investment Hedging:
At December 28, 2024, we had the following items designated as net investment hedges:
•Non-derivative foreign currency denominated debt with principal amounts of €300 million and £400 million; and
•Cross-currency contracts with notional amounts of C$1.4 billion ($1.0 billion), €2.8 billion ($3.0 billion), JPY9.6 billion ($68 million), and CNY2.5 billion ($344 million).
The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts.
Cash Flow Hedge Coverage:
At December 28, 2024, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 3 years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next 5 years.
Fair Value Hedge Coverage:
In 2024, we designated cross-currency contracts as fair value hedges of the foreign currency exposure of foreign currency denominated intercompany loans. At December 28, 2024, the notional amounts of the cross-currency contracts were £683 million ($864 million) and MXN4.8 billion ($251 million) and the carrying value of the hedged items was $1.1 billion. The gains/(losses) on the hedged items, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contract, which is reported in the same income statement line item in the same period. The amounts excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis in the same line item as the hedged items.
Deferred Hedging Gains and Losses on Fair Value and Cash Flow Hedges:
Based on our valuation at December 28, 2024 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges and cross-currency fair value hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) during the next 12 months on foreign-currency cash flow hedges to be approximately $26 million and on cross-currency cash flow hedges to be insignificant.
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
Acquisition Hedging:
We entered into foreign exchange derivative contracts to economically hedge the foreign currency exposure related to the cash consideration for the Hemmer Acquisition. These derivative contracts settled in our second quarter of 2022. The related derivative gains were $38 million, and were recorded within other expense/(income). These gains are classified as other losses/

(gains) related to acquisitions and divestitures. See Note 4, Acquisitions and Divestitures, for additional information related to the Hemmer Acquisition.
Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments			Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flow hedges:
Foreign exchange contracts	$(1)	$—	$1	Net sales
Foreign exchange contracts	67	(12)	46	Cost of products sold
Foreign exchange contracts (excluded component)	(8)	(6)	(17)	Cost of products sold
Foreign exchange contracts	1	(1)	1	SG&A
Foreign exchange contracts	45	(22)	—	Other expense/(income)
Foreign exchange contracts (excluded component)	8	2	—	Other expense/(income)
Cross-currency contracts	(80)	83	(132)	Other expense/(income)
Cross-currency contracts (excluded component)	—	24	30	Other expense/(income)
Cross-currency contracts	(29)	(26)	(28)	Interest expense
Interest rate contracts	—	(3)	—	Interest expense
Net investment hedges:
Foreign exchange contracts	4	(1)	17	Other expense/(income)
Foreign exchange contracts (excluded component)	1	1	—	Interest expense
Cross-currency contracts	121	(117)	324	Other expense/(income)
Cross-currency contracts (excluded component)	49	35	42	Interest expense
Fair value hedges:
Cross-currency contracts (excluded component)	(37)	—	—	Other expense/(income)
Total gains/(losses) recognized in statements of comprehensive income	$141	$(43)	$284

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss) and the affected income statement line items (in millions):

	December 28, 2024			December 30, 2023
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$16,878	$912	$(85)	$17,714	$912	$27

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges(a):
Foreign exchange contracts	$13	$—	$45	$38	$—	$(20)
Foreign exchange contracts (excluded component)	(6)	—	9	(10)	—	—
Cross-currency contracts	—	(30)	(111)	—	(27)	63
Cross-currency contracts (excluded component)	—	—	—	—	—	25
Net investment hedges(a):
Foreign exchange contracts (excluded component)	—	1	—	—	1	—
Cross-currency contracts (excluded component)	—	49	—	—	34	—
Fair Value hedges:
Cross-currency contracts	—	—	(1)	—	—	—
Cross-currency contracts (excluded component)(b)	—	—	4	—	—	—
Hedged items(b)	—	—	1	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(20)	—	—	(110)	—	—
Foreign exchange contracts	—	—	38	—	—	(12)
Interest rate contracts(c)	—	—	(3)	—	—	—
Cross-currency contracts	—	—	(27)	—	—	3
Total gains/(losses) recognized in statements of income	$(13)	$20	$(45)	$(82)	$8	$59
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

	December 31, 2022
	Cost of products sold	SG&A	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$18,363	$4,488	$921	$(253)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges(a):
Foreign exchange contracts	$(2)	$2	$—	$—
Foreign exchange contracts (excluded component)	(7)	—	—	—
Interest rate contracts	—	—	(1)	—
Cross-currency contracts	—	—	(28)	(54)
Cross-currency contracts (excluded component)	—	—	—	30
Net investment hedges(a):
Foreign exchange contracts (excluded component)	—	—	(1)	—
Cross-currency contracts (excluded component)	—	—	37	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	86	—	—	—
Foreign exchange contracts	—	—	—	(26)
Total gains/(losses) recognized in statements of income	$77	$2	$7	$(50)
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $37 million in 2024, pre-tax losses of $39 million in 2023, and pre-tax gains of $111 million in 2022. These amounts were recognized in other comprehensive income/(loss).
Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Net Fair Value Hedges	Total
Balance at December 25, 2021	$(2,285)	$364	$97	$—	$(1,824)
Foreign currency translation adjustments	(907)	—	—	—	(907)
Net deferred gains/(losses) on net investment hedges	343	—	—	—	343
Amounts excluded from the effectiveness assessment of net investment hedges	32	—	—	—	32
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(28)	—	—	—	(28)
Net deferred gains/(losses) on cash flow hedges	—	—	(72)	—	(72)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	14	—	14
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	26	—	26
Net actuarial gains/(losses) arising during the period	—	(386)	—	—	(386)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(8)	—	—	(8)
Total other comprehensive income/(loss)	(560)	(394)	(32)	—	(986)
Balance at December 31, 2022	(2,845)	(30)	65	—	(2,810)
Foreign currency translation adjustments	307	—	—	—	307
Net deferred gains/(losses) on net investment hedges	(119)	—	—	—	(119)

Amounts excluded from the effectiveness assessment of net investment hedges	28	—	—	—	28
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(27)	—	—	—	(27)
Net deferred gains/(losses) on cash flow hedges	—	—	3	—	3
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	19	—	19
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(50)	—	(50)
Net actuarial gains/(losses) arising during the period	—	(70)	—	—	(70)
Prior service credits/(costs) arising during the period	—	—	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	115	—	—	115
Other activity	22	—	(22)	—	—
Total other comprehensive income/(loss)	211	45	(50)	—	206
Balance at December 30, 2023	(2,634)	15	15	—	(2,604)
Foreign currency translation adjustments	(486)	—	—	—	(486)
Net deferred gains/(losses) on net investment hedges	121	—	—	—	121
Amounts excluded from the effectiveness assessment of net investment hedges	38	—	—	—	38
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(38)	—	—	—	(38)
Net deferred gains/(losses) on cash flow hedges	—	—	21	—	21
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	6	—	6
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	39	—	39
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	(23)	(23)
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	—	—	—	(3)	(3)
Net actuarial gains/(losses) arising during the period	—	35	—	—	35
Prior service credits/(costs) arising during the period	—	(7)	—	—	(7)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(14)	—	—	(14)
Total other comprehensive income/(loss)	(365)	14	66	(26)	(311)
Balance at December 28, 2024	$(2,999)	$29	$81	$(26)	$(2,915)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	December 28, 2024			December 30, 2023			December 31, 2022
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(486)	$—	$(486)	$307	$—	$307	$(907)	$—	$(907)
Net deferred gains/(losses) on net investment hedges	162	(41)	121	(157)	38	(119)	452	(109)	343
Amounts excluded from the effectiveness assessment of net investment hedges	50	(12)	38	36	(8)	28	42	(10)	32
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(50)	12	(38)	(35)	8	(27)	(36)	8	(28)
Net deferred gains/(losses) on cash flow hedges	3	18	21	19	(16)	3	(112)	40	(72)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	6	6	20	(1)	19	13	1	14
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	83	(44)	39	(69)	19	(50)	60	(34)	26
Amounts excluded from the effectiveness assessment of fair value hedges	(37)	14	(23)	—	—	—	—	—	—
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(4)	1	(3)	—	—	—	—	—	—
Net actuarial gains/(losses) arising during the period	45	(10)	35	(78)	8	(70)	(512)	126	(386)
Prior service credits/(costs) arising during the period	(9)	2	(7)	—	—	—	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(19)	5	(14)	128	(13)	115	(13)	5	(8)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)			Affected Line Item in the Statements of Income
	December 28, 2024	December 30, 2023	December 31, 2022
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$(1)	$(1)	$1	Interest expense
Cross-currency contracts(a)	(49)	(34)	(37)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	(7)	(28)	9	Cost of products sold
Foreign exchange contracts(b)	—	—	(2)	SG&A
Foreign exchange contracts(b)	(54)	20	—	Other expense/(income)
Cross-currency contracts(b)	111	(88)	24	Other expense/(income)
Cross-currency contracts(b)	30	27	28	Interest expense
Interest rate contracts(c)	3	—	—	Other expense/(income
Interest rate contracts(d)	—	—	1	Interest expense
Losses/(gains) on fair value hedges:
Cross-currency contracts(e)	(4)	—	—	Other expense/(income
Losses/(gains) on hedges before income taxes	29	(104)	24
Losses/(gains) on hedges, income taxes	(31)	27	(26)
Losses/(gains) on hedges	$(2)	$(77)	$(2)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(f)	$(9)	$(4)	$(14)
Amortization of prior service costs/(credits)(f)	(10)	(14)	(14)
Settlement and curtailment losses/(gains)(f)	—	146	15
Losses/(gains) on postemployment benefits before income taxes	(19)	128	(13)
Losses/(gains) on postemployment benefits, income taxes	5	(13)	5
Losses/(gains) on postemployment benefits	$(14)	$115	$(8)
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
(e)    Represents amortization of the excluded component.
(f)    These components are included in the computation of net periodic postemployment benefit costs. See Note 11, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest due to their insignificance. This activity was primarily related to foreign currency translation adjustments.

Note 14. Financing Arrangements
Transfers of Financial Assets:
Since 2020, we have had a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third-party financial institutions in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We account for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our consolidated balance sheet. The accounts receivable factoring program was not utilized in 2024 as there were no receivables sold under the program during 2024, and no amounts were outstanding as of December 28, 2024. There were no incremental costs of factoring receivables under this arrangement for the year ended December 28, 2024. Receivables sold under this accounts receivable factoring program were approximately $863 million during 2023, with no amounts outstanding as of December 30, 2023. The incremental costs of factoring receivables under this arrangement were insignificant for the year ended December 30, 2023. Receivables sold under this accounts receivable factoring program were approximately $197 million during 2022, with an insignificant amount outstanding as of December 31, 2022. The incremental costs of factoring receivables under this arrangement were insignificant for the year ended December 31, 2022. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows. As of December 28, 2024, the Company has elected not to renew the accounts receivable factoring program. There were no outstanding obligations at the time the program was terminated.
Trade Payables Programs:
We maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets or other forms of guarantees in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. The amounts confirmed outstanding under these programs were $745 million at December 28, 2024 and $819 million at December 30, 2023. The amounts were included in trade payables on our consolidated balance sheets. During 2024, we added $2,669 million of obligations to these programs and settled $2,743 million of obligations.

Changes in the amounts outstanding on our trade payables programs, were (in millions):

Ending Balance at December 30, 2023	$819
Obligations confirmed	2,669
Confirmed obligations settled	(2,743)
Ending Balance at December 28, 2024	$745

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

Class Actions and Stockholder Derivative Actions:
The Kraft Heinz Company and certain of our current and former officers and directors were defendants in a consolidated securities class action lawsuit pending in the United States District Court for the Northern District of Illinois, Union Asset Management Holding AG, et al. v. The Kraft Heinz Company, et al. The consolidated amended class action complaint, which was filed on August 14, 2020 and also named 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) as defendants, asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on allegedly materially false or misleading statements and omissions in public statements, press releases, investor presentations, earnings calls, Company documents, and SEC filings regarding the Company’s business, financial results, and internal controls, and further alleged the 3G Entities engaged in insider trading and misappropriated the Company’s material, non-public information. In February 2023, the parties to the litigation reached a preliminary class settlement agreement. Related to that agreement, we recorded a net expense of $210 million within SG&A in our consolidated statements of income for the fourth quarter of 2022, representative of the Company’s then-estimated liability after insurance recoveries and contributions from other defendants. The Company’s then-estimated liability and the insurance recoveries are reflected in current liabilities and current assets on the consolidated balance sheets at December 31, 2022. In the third quarter of 2023, we paid our remaining liability after insurance recoveries. On September 12, 2023, the United States District Court for the Northern District of Illinois issued a Judgment Approving Class Action Settlement, wherein it granted final approval of the class settlement and dismissed the lawsuit with prejudice.
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities were named as defendants in two stockholder derivative actions previously pending in the Delaware Court of Chancery, Datnoff, et al. v. Behring, et al., which was filed on May 6, 2022, and Felicetti, et al. v. Behring, et al., which was filed on March 6, 2023. The complaints alleged state law claims and contended that The Kraft Heinz Company’s Board of Directors wrongfully refused plaintiffs’ demands to pursue legal action against the named defendants. Specifically, the complaints alleged that certain of the Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets. The complaints further alleged that the 3G Entities and certain of the Company’s current and former officers and directors breached their fiduciary duties by engaging in insider trading and misappropriating the Company’s material, non-public information, or aided and abetted such alleged breaches of fiduciary duty. The complaints sought relief against the defendants, principally in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the complaints, which the Delaware Chancery Court granted in an order dated July 23, 2024, dismissing the complaints with prejudice. The plaintiffs filed a notice of appeal on August 19, 2024, followed by a notice of voluntary dismissal of the appeal on September 3, 2024. The Delaware Supreme Court closed the case on September 4, 2024, formally concluding this matter in full.
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
As of December 28, 2024, our take-or-pay purchase obligations were as follows (in millions):

2025	$698
2026	500
2027	425
2028	338
2029	122
Thereafter	277
Total	$2,360
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
Borrowing Arrangements:
Together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we have a credit agreement (the “Credit Agreement”), which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (the “Senior Credit Facility”). On September 27, 2024, we entered into an agreement to extend the maturity date of our Senior Credit Facility from July 8, 2028 to July 8, 2029.
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
No amounts were drawn on our Senior Credit Facility at December 28, 2024 or December 30, 2023. No amounts were drawn on our Senior Credit Facility during the years ended December 28, 2024 or December 30, 2023.
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at December 28, 2024 or at December 30, 2023. We had no commercial paper outstanding during the year ended December 28, 2024, and the maximum amount of commercial paper outstanding was $150 million during the year ended and December 30, 2023.

Long-Term Debt:
The following table summarizes our long-term debt obligations.

	Priority (a)	Maturity Dates(b)	Interest Rates(b)	Carrying Values
				December 28, 2024	December 30, 2023
				(in millions)
U.S. dollar notes(c)	Senior Notes	2026–2050	3.000%–7.125%	$16,535	$16,545
Euro notes(c)	Senior Notes	2025–2029	2.250%–3.532%	2,494	2,642
British pound sterling notes:
2030 Notes(d)	Senior Notes	February 18, 2030	6.250%	161	163
Other British pound sterling notes(c)	Senior Notes	July 1, 2027	4.125%	502	507
Other debt	Various	2025–2035	0.170%–16.350%	26	30
Finance lease obligations				151	145
Total long-term debt				19,869	20,032
Current portion of long-term debt				654	638
Long-term debt, excluding current portion				$19,215	$19,394
(a)    Priority of debt indicates the order which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.
(b)    Maturity dates and interest rates presented are for the outstanding long-term debt obligations at December 28, 2024. Floating interest rates stated are as of December 28, 2024.
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
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of December 28, 2024.
At December 28, 2024, aggregate principal maturities of our long-term debt excluding finance leases were (in millions):

2025	$629
2026	1,879
2027	1,856
2028	1,510
2029	935
Thereafter	12,766
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

Debt Issuances:
2024 Debt Issuances
In the first quarter of 2024, KHFC issued 550 million euro aggregate principal amount of 3.500% senior notes due March 2029 (the “2024 Notes”). The 2024 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, and interest on a senior unsecured basis. We used the net proceeds from the 2024 Notes for general corporate purposes, including to fund the repayment of our 550 million euro senior notes that matured in May 2024.
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
Debt Issuance Costs:
Debt issuance costs are reflected as a direct deduction of our current portion of long-term debt and long-term debt balances on the consolidated balance sheets. We incurred an insignificant amount of debt issuance costs in 2024, 2023, and 2022. Unamortized debt issuance costs were $75 million at December 28, 2024 and $81 million at December 30, 2023. Amortization of debt issuance costs was $12 million in 2024 and $11 million in 2023 and 2022.
Debt Premium:
Unamortized debt premiums are presented on the consolidated balance sheets as a direct addition to the carrying amount of debt. Unamortized debt premium, net, was $217 million at December 28, 2024 and $234 million at December 30, 2023. Amortization of our debt premium, net, was $16 million in 2024 and 2023, and $17 million in 2022.
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
Fair Value of Debt:
At December 28, 2024, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $19.9 billion. At December 30, 2023, the aggregate fair value of our total debt was $19.6 billion as compared with a carrying value of $20.0 billion. Our short-term debt had a carrying value that approximated its fair value at December 28, 2024 and December 30, 2023. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Note 17. Leases
We have operating and finance leases, primarily for warehouse, production, and office facilities and equipment. Our lease contracts have remaining contractual lease terms of up to 17 years, some of which include options to extend the term by up to 15 years. We include renewal options that are reasonably certain to be exercised as part of the lease term. Additionally, some lease contracts include termination options. We do not expect to exercise the majority of our termination options and generally exclude such options when determining the term of our leases. See Note 2, Significant Accounting Policies, for our lease accounting policy.

The components of our lease costs were (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease costs	$141	$152	$173
Finance lease costs:
Amortization of right-of-use assets	27	28	34
Interest on lease liabilities	7	5	5
Short-term lease costs	9	12	8
Variable lease costs	334	659	1,232
Sublease income	(9)	(10)	(10)
Total lease costs	$509	$846	$1,442
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
We had no losses/(gains) on sale and leaseback transactions in 2024 and 2023. Losses/(gains) on sales and leaseback transactions, net, were insignificant for 2022.
Supplemental balance sheet information related to our leases was (in millions, except lease term and discount rate):

	December 28, 2024		December 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use assets	$539	$148	$574	$135
Lease liabilities (current)	117	25	116	27
Lease liabilities (non-current)	464	126	501	118

Weighted average remaining lease term	7 years	9 years	8 years	10 years
Weighted average discount rate	3.9%	4.6%	3.7%	4.5%
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
Cash flows arising from lease transactions were (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(144)	$(156)	$(176)
Operating cash inflows/(outflows) from finance leases	(7)	(5)	(5)
Financing cash inflows/(outflows) from finance leases	(32)	(26)	(38)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	64	44	197
Finance leases	48	25	34

Future minimum lease payments for leases in effect at December 28, 2024 were (in millions):

	Operating Leases	Finance Leases
2025	$139	$33
2026	117	30
2027	86	24
2028	72	31
2029	61	12
Thereafter	195	55
Total future undiscounted lease payments	670	185
Less imputed interest	(89)	(34)
Total lease liability	$581	$151
At December 28, 2024, our operating and finance leases that had not yet commenced were approximately $214 million. This balance is primarily composed of a non-cancellable synthetic lease with a future minimum lease commitment of approximately $157 million. See below for discussion of our synthetic lease arrangement.
Synthetic Lease Arrangements:
In June 2023, we entered into a non-cancellable synthetic lease for a distribution facility, for which we are the construction agent, that we now anticipate the estimated construction cost to be approximately $625 million. The lease will commence upon completion of construction of the facility which is now expected to be in the later part of 2027. The term of the lease is five years after commencement. At the end of the lease term, we will be required to either purchase the facility or, in the event that option is not elected, to remarket the facility. Upon lease commencement, the lease classification, right-of-use asset, and lease liability will be determined and recorded. The lease arrangement contains a residual value guarantee of approximately 85% of the total construction cost. The construction agreement and lease contain covenants that are consistent with our Senior Credit Facility as disclosed in Note 16, Debt.

Note 18. Capital Stock
Common Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5.0 billion shares of common stock.
Shares of common stock issued, in treasury, and outstanding were (in millions of shares):

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 25, 2021	1,235	(11)	1,224
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	8	(7)	1
Balance at December 31, 2022	1,243	(18)	1,225
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	6	(13)	(7)
Balance at December 30, 2023	1,249	(31)	1,218
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	5	(28)	(23)
Balance at December 28, 2024	1,254	(59)	1,195
Share Repurchase Program
On November 27, 2023, we announced that the Board approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, privately negotiated transactions, transactions structured through investment banking institutions, or other means. As of December 28, 2024, we had remaining authorization under the share repurchase program of approximately $1.9 billion. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.

Note 19. Earnings Per Share
Our earnings per common share (“EPS”) were:

	December 28, 2024	December 30, 2023	December 31, 2022
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$2,744	$2,855	$2,363
Weighted average shares of common stock outstanding	1,210	1,227	1,226
Net earnings/(loss)	$2.27	$2.33	$1.93
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$2,744	$2,855	$2,363
Weighted average shares of common stock outstanding	1,210	1,227	1,226
Effect of dilutive equity awards	5	8	9
Weighted average shares of common stock outstanding, including dilutive effect	1,215	1,235	1,235
Net earnings/(loss)	$2.26	$2.31	$1.91
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 6 million in 2024, 7 million in 2023, and 6 million in 2022.
Note 20. Segment Reporting
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
Our chief operating decision maker (“CODM”), Carlos Abrams-Rivera, Chief Executive Officer, evaluates segment performance based on several factors, including net sales and Segment Adjusted Operating Income. In the first quarter of 2024, following changes to our segments, our CODM reevaluated and changed the primary measure utilized to evaluate segment profitability from Segment Adjusted EBITDA to Segment Adjusted Operating Income. We have reflected this change from Segment Adjusted EBITDA to Segment Adjusted Operating Income in all historical periods presented. Segment Adjusted Operating Income is defined as operating income/(loss) excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters. Segment Adjusted Operating Income is a financial measure that assists our CODM in comparing our performance on a consistent basis by removing the impact of certain items that our CODM believes do not directly reflect our underlying operations. Our CODM also considers monthly budget-to-actual variances and year-over-year performance of Segment Adjusted Operating Income when making decisions about allocating resources to our segments. Our CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Emerging Markets represents the aggregation of our WEEM and AEM operating segments. Adjusted Operating Income for WEEM and AEM is the measure reported to our chief operating decision maker for purposes of making decisions about allocating resources to these operating segments and assessing their performance.

Net sales by segment were (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Net sales:
North America	$19,543	$20,126	$20,340
International Developed Markets	3,535	3,623	3,401
Total segment net sales	23,078	23,749	23,741
Emerging Markets	2,768	2,891	2,744
Total net sales	$25,846	$26,640	$26,485

Segment Adjusted Operating Income was (in millions):

	December 28, 2024
	North America	International Developed Markets	Total
Net Sales	$19,543	$3,535
Adjusted Cost of Products Sold(a)	12,356	2,482
Other segment items(b)	2,076	516
Segment Adjusted Operating Income	$5,111	$537	$5,648
Emerging Markets			321
General corporate expenses			(609)
Restructuring activities			(27)
Unrealized gains/(losses) on commodity hedges			19
Impairment losses			(3,669)
Operating income/(loss)			1,683
Interest expense			912
Other expense/(income)			(85)
Income/(loss) before income taxes			$856
(a) Adjusted Cost of Products Sold is defined as cost of products sold excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters.
(b) Other segment items for North America and International Developed Markets includes SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.

	December 30, 2023
	North America	International Developed Markets	Total
Net Sales	$20,126	$3,623
Adjusted Cost of Products Sold(a)	12,948	2,580
Other segment items(b)	2,128	521
Segment Adjusted Operating Income	$5,050	$522	$5,572
Emerging Markets			376
General corporate expenses			(651)
Restructuring activities			(60)
Unrealized gains/(losses) on commodity hedges			(1)
Impairment losses			(662)
Certain non-ordinary course legal and regulatory matters			(2)
Operating income/(loss)			4,572
Interest expense			912
Other expense/(income)			27
Income/(loss) before income taxes			$3,633
(a) Adjusted Cost of Products Sold is defined as cost of products sold excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters.
(b) Other segment items for North America and International Developed Markets includes SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.

	December 31, 2022
	North America	International Developed Markets	Total
Net Sales	$20,340	$3,401
Adjusted Cost of Products Sold(a)	13,676	2,424
Other segment items(b)	1,929	455
Segment Adjusted Operating Income	$4,735	$522	$5,257
Emerging Markets			319
General corporate expenses			(587)
Restructuring activities			(74)
Deal costs			(9)
Unrealized gains/(losses) on commodity hedges			(63)
Impairment losses			(999)
Certain non-ordinary course legal and regulatory matters			(210)
Operating income/(loss)			3,634
Interest expense			921
Other expense/(income)			(253)
Income/(loss) before income taxes			$2,966
(a) Adjusted Cost of Products Sold is defined as cost of products sold excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters.
(b) Other segment items for North America and International Developed Markets includes SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.

Total depreciation and amortization expense by segment was (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Depreciation and amortization expense:
North America	$614	$561	$579
International Developed Markets	156	157	155
Total segment depreciation and amortization expense	770	718	734
Emerging Markets	106	157	103
General corporate expenses	72	86	96
Total depreciation and amortization expense	$948	$961	$933
Total capital expenditures by segment were (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Capital expenditures:
North America	$643	$604	$513
International Developed Markets	154	178	150
Total segment capital expenditures	797	782	663
Emerging Markets	115	163	176
General corporate expenses	112	68	77
Total capital expenditures	$1,024	$1,013	$916

In the first quarter of 2024, we changed the way we manage our product portfolio to align with our future growth strategy. As of December 28, 2024, we manage our product portfolio through eight consumer-driven product platforms: Taste Elevation, Easy Ready Meals, Substantial Snacking, Desserts, Hydration, Cheese, Coffee, and Meats. A platform is a lens created for the portfolio based on a grouping of consumer needs. The platforms help us to manage and organize our business effectively by providing insight into our various product categories and brands.
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
Each platform is assigned a role within our business to help inform our resource allocation and investment decisions, which are made at the operating segment level. These roles include: Accelerate, Protect, and Balance. Our Accelerate role contains platforms that are expected to have long-term high growth potential, generate higher gross margins, and are in markets in which we have higher market share. Our Protect role contains platforms that are expected to have moderate growth potential, tend to generate higher gross margins, and are in markets in which we have higher market share. Our Balance role contains platforms that include commodity-heavy categories with relatively flat growth potential but help us to maintain our brand footprint.
We have reflected this change to our platforms in all historical periods presented.
Net sales by platform were (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
ACCELERATE
Taste Elevation	$11,371	$11,573	$10,843
Easy Ready Meals	4,748	4,908	4,971
Substantial Snacking	1,230	1,382	1,514
Total Accelerate	$17,349	$17,863	$17,328
PROTECT
Desserts	$1,152	$1,153	$1,132
Hydration	2,129	2,242	2,354
Total Protect	$3,281	$3,395	$3,486
BALANCE
Cheese	$1,746	$1,786	$1,915
Coffee	835	891	891
Meats	2,136	2,197	2,395
Other	499	508	470
Total Balance	$5,216	$5,382	$5,671
Total net sales	$25,846	$26,640	$26,485
Concentration of Risk:
Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2024, 2023, and 2022. Both of our reportable segments have sales to Walmart Inc.

Geographic Financial Information:
We had significant sales in the United States, Canada, and the United Kingdom. Our net sales by geography were (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Net sales:
United States	$17,768	$18,377	$18,587
Canada	1,775	1,749	1,752
United Kingdom	1,280	1,271	1,160
Other	5,023	5,243	4,986
Total net sales	$25,846	$26,640	$26,485
We had significant long-lived assets in the United States. Long-lived assets are comprised of property, plant and equipment, net of related accumulated depreciation; operating lease right-of-use assets, net of related accumulated depreciation; and the non-current portion of deferred implementation costs for hosted cloud computing service arrangements. Our long-lived assets by geography were (in millions):

	December 28, 2024	December 30, 2023
Long-lived assets:
United States	$5,415	$5,290
Other	2,381	2,536
Total long-lived assets	$7,796	$7,826
At December 30, 2023, long-lived assets by geography excluded amounts classified as held for sale.
Note 21. Other Financial Data
Consolidated Statements of Income Information
Other expense/(income)
Other expense/(income) consists of the following (in millions):

	December 28, 2024	December 30, 2023	December 31, 2022
Amortization of postemployment benefit plans prior service costs/(credits)	$(10)	$(14)	$(14)
Net pension and postretirement non-service cost/(benefit)(a)	(130)	67	(135)
Loss/(gain) on sale of business	81	(4)	(25)
Interest income	(69)	(40)	(27)
Foreign exchange losses/(gains)	(21)	73	(106)
Derivative losses/(gains)	45	(59)	50
Other miscellaneous expense/(income)	19	4	4
Other expense/(income)	$(85)	$27	$(253)
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
Other expense/(income) was $85 million of income in 2024 compared to $27 million of expense in 2023. This change was primarily driven by a $130 million net pension and postretirement non-service benefit in 2024 compared to a $67 million net pension and postretirement non-service cost in 2023, a $21 million net foreign exchange gain in 2024 compared to a $73 million net foreign exchange loss in 2023, and $69 million in interest income in 2024 compared to $40 million in interest income in 2023. These impacts were partially offset by a $45 million net loss on derivative activities in 2024 compared to a $59 million net gain on derivative activities in 2023, a $81 million net loss on the sale of businesses in 2024 compared to a $4 million net gain on the sale of business in 2023, and a $19 million expense in other miscellaneous expenses in 2024 compared to a $4 million expense in other miscellaneous expenses in 2023.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 28, 2024, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended December 28, 2024. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2024 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 28, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 28, 2024, as stated in their report which appears herein under Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information.
(b) Insider Stock Trading Arrangements:
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is included under the caption “Information about our Executive Officers” contained in Item 1, Business, of this report and under the headings Our Board, Beneficial Ownership of Kraft Heinz Stock—Delinquent Section 16(a) Reports, Governance—Other Governance Policies and Practices, Governance—Committees of the Board, and Other Information—Stockholder Proposals in our definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held on May 8, 2025 (“2025 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by this Item 11 is included under the headings Governance—Committees of the Board, Director Compensation, and Executive Compensation—Compensation Discussion and Analysis, Executive Compensation—Executive Compensation Tables, and Executive Compensation—Pay Ratio Disclosure in our 2025 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under our equity compensation plans at December 28, 2024 were:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,815,858	$46.44	13,209,051
Equity compensation plans not approved by security holders	—	—	—
Total	18,815,858		13,209,051
(1)    Includes the vesting of RSUs and PSUs.
Information related to the security ownership of certain beneficial owners and management is included under the heading Beneficial Ownership of Kraft Heinz Stock in our 2025 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the headings Our Board and Governance—Other Governance Policies and Practices in our 2025 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services.
Information required by this Item 14 is included under the headings Audit Matters—Independent Auditors’ Fees and Services and Audit Matters—Pre-Approval Policy in our 2025 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

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
4.34
Eleventh Supplemental Indenture, dated as of March 1, 2024, relating to the €550,000,000 Senior Notes due 2029, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 1, 2024).

4.35	Form of €550,000,000 Senior Notes due 2029 (included as Exhibit A to Exhibit 4.34).
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
10.3
Form of Kraft Foods Group, Inc. 2012 Performance Incentive Plan Global Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of Kraft Foods Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2014, filed on May 2, 2014).+

10.4
H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4, filed on May 29, 2015).+

10.5
Amendments to the H. J. Heinz Holding Corporation 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016, filed on March 3, 2016).+

10.6
Form of H.J. Heinz Holding Corporation 2013 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of Amendment No. 4 to H.J. Heinz Holding Corporation’s Registration Statement on Form S-4, filed on May 29, 2015).+

10.7
The Kraft Heinz Company Amended & Restated Deferred Compensation Plan for Non-Management Directors (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.8
Settlement Agreement, dated June 22, 2015, between Mondelez International Inc. and Kraft Foods Group, Inc. (incorporated by reference to Exhibit 10.1 of Kraft Foods Group, Inc.’s Current Report on Form 8-K, filed on June 24, 2015).

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

10.41
2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.42
2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.43
2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.44
2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.45
2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.46
Separation Agreement and General Release, dated August 5, 2024, between The Kraft Heinz Company and Rashida La Lande (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2024, filed on October 30, 2024).+

10.47
Second Amendment, dated June 21, 2024, to the Credit Agreement dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2024, filed on October 30, 2024).

10.48
Third Amendment, dated September 27, 2024, to the Credit Agreement dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 27, 2024).

19.1	The Kraft Heinz Insider Trading Policy.*
21.1	List of subsidiaries of The Kraft Heinz Company.*
22.1	List of Guarantor Subsidiaries.*

23.1	Consent of PricewaterhouseCoopers LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	The Kraft Heinz Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).
101.1
The following materials from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 28, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 28, 2024, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	February 13, 2025
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Carlos Abrams-Rivera	Chief Executive Officer and Director	February 13, 2025
Carlos Abrams-Rivera	(Principal Executive Officer)

/s/ Andre Maciel	Executive Vice President and Global Chief Financial Officer	February 13, 2025
Andre Maciel	(Principal Financial Officer)

/s/ Vince Garlati	Vice President and Global Controller	February 13, 2025
Vince Garlati	(Principal Accounting Officer)

*	Chair of the Board	February 13, 2025
Miguel Patricio

*	Vice Chair of the Board	February 13, 2025
John T. Cahill

*	Lead Director	February 13, 2025
John C. Pope

*	Director	February 13, 2025
Humberto P. Alfonso

*	Director	February 13, 2025
Lori Dickerson Fouché

*	Director	February 13, 2025
Diane Gherson

*	Director	February 13, 2025
Timothy Kenesey

*	Director	February 13, 2025
Alicia Knapp

*	Director	February 13, 2025
Elio Leoni Sceti

*	Director	February 13, 2025
James Park

*	Director	February 13, 2025
Debby Soo

*By:	/s/ Andre Maciel
Andre Maciel
Attorney-In-Fact
February 13, 2025

The Kraft Heinz Company
Valuation and Qualifying Accounts
For the Years Ended December 28, 2024, December 30, 2023, and December 31, 2022
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-offs and Reclassifications	Balance at End of Period
Year ended December 28, 2024
Allowances related to trade accounts receivable	$38	$(10)	$(1)	$(1)	$26
Allowances related to deferred taxes	102	749	—	—	851
	$140	$739	$(1)	$(1)	$877
Year ended December 30, 2023
Allowances related to trade accounts receivable	$46	$(8)	$—	$—	$38
Allowances related to deferred taxes	96	5	—	1	102
	$142	$(3)	$—	$1	$140
Year ended December 31, 2022
Allowances related to trade accounts receivable	$48	$(4)	$—	$2	$46
Allowances related to deferred taxes	101	(5)	—	—	96
	$149	$(9)	$—	$2	$142
(a)     Primarily relates to acquisitions and currency translation.
S-1