Form 10-Q
period 2025-03-29
Kraft Heinz Co
filed 2025-04-29
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	KHC	The Nasdaq Stock Market LLC
Floating Rate Senior Notes due 2025	KHC25	The Nasdaq Stock Market LLC
3.500% Senior Notes due 2029	KHC29	The Nasdaq Stock Market LLC
3.250% Senior Notes due 2033	KHC33	The Nasdaq Stock Market LLC

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

As of April 26, 2025, there were 1,183,542,101 shares of the registrant’s common stock outstanding.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; the influence of our largest stockholder; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of sales of our common stock in the public market; the impact of our share repurchases or any change in our share repurchase activity; our ability to continue to pay a regular dividend and the amounts of any such dividends; disruptions in the global economy caused by geopolitical conflicts, unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and various other nations where we do business (including inflationary pressures, the imposition of increased or new tariffs or other trade restrictions, instability in financial institutions, general economic slowdown, recession, or a potential U.S. federal government shutdown); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations and the final determination of tax audits, including transfer pricing matters, and any related litigation; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 28, 2024. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$5,999	$6,411
Cost of products sold	3,935	4,168
Gross profit	2,064	2,243
Selling, general and administrative expenses	868	941
Operating income/(loss)	1,196	1,302
Interest expense	229	226
Other expense/(income)	(51)	47
Income/(loss) before income taxes	1,018	1,029
Provision for/(benefit from) income taxes	304	225
Net income/(loss)	714	804
Net income/(loss) attributable to noncontrolling interest	2	3
Net income/(loss) attributable to common shareholders	$712	$801
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.60	$0.66
Diluted earnings/(loss)	0.59	0.66
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	March 29, 2025	March 30, 2024
Net income/(loss)	$714	$804
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	309	(184)
Net deferred gains/(losses) on net investment hedges	(60)	74
Amounts excluded from the effectiveness assessment of net investment hedges	7	10
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(7)	(9)
Net deferred gains/(losses) on cash flow hedges	20	8
Amounts excluded from the effectiveness assessment of cash flow hedges	(1)	(2)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(58)	14
Amounts excluded from the effectiveness assessment of fair value hedges	19	—
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(2)	—
Net deferred gains/(losses) on available-for-sale debt securities	(1)	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(4)	(4)
Total other comprehensive income/(loss)	222	(93)
Total comprehensive income/(loss)	936	711
Comprehensive income/(loss) attributable to noncontrolling interest	2	(25)
Comprehensive income/(loss) attributable to common shareholders	$934	$736
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	March 29, 2025	December 28, 2024
ASSETS
Cash and cash equivalents	$2,113	$1,334
Trade receivables (net of allowances of $25 at March 29, 2025 and $26 at December 28, 2024)	2,257	2,147
Inventories	3,591	3,376
Prepaid expenses	271	215
Marketable securities	674	—
Other current assets	552	583
Total current assets	9,458	7,655
Property, plant and equipment, net	7,157	7,152
Goodwill	28,753	28,673
Intangible assets, net	40,147	40,099
Other non-current assets	4,759	4,708
TOTAL ASSETS	$90,274	$88,287
LIABILITIES AND EQUITY
Current portion of long-term debt	678	654
Accounts payable	4,122	4,188
Accrued marketing	694	697
Interest payable	299	263
Other current liabilities	1,442	1,451
Total current liabilities	7,235	7,253
Long-term debt	20,925	19,215
Deferred income taxes	9,716	9,679
Accrued postemployment costs	134	135
Long-term deferred income	1,361	1,374
Other non-current liabilities	1,298	1,306
TOTAL LIABILITIES	40,669	38,962
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	7	6
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,257 shares issued and 1,190 shares outstanding at March 29, 2025; 1,254 shares issued and 1,195 shares outstanding at December 28, 2024)	12	12
Additional paid-in capital	52,169	52,135
Retained earnings	2,404	2,171
Accumulated other comprehensive income/(losses)	(2,693)	(2,915)
Treasury stock, at cost (66 shares at March 29, 2025 and 59 shares at December 28, 2024)	(2,432)	(2,218)
Total shareholders' equity	49,460	49,185
Noncontrolling interest	138	134
TOTAL EQUITY	49,598	49,319
TOTAL LIABILITIES AND EQUITY	$90,274	$88,287
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2024	$12	$52,135	$2,171	$(2,915)	$(2,218)	$134	$49,319
Net income/(loss) excluding redeemable noncontrolling interest	—	—	712	—	—	2	714
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	222	—	(1)	221
Dividends declared-common stock ($0.40 per share)	—	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	(214)	—	(214)
Exercise of stock options, issuance of other stock awards, and other	—	34	—	—	—	3	37
Balance at March 29, 2025	$12	$52,169	$2,404	$(2,693)	$(2,432)	$138	$49,598

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2023	$12	$52,037	$1,367	$(2,604)	$(1,286)	$162	$49,688
Net income/(loss) excluding redeemable noncontrolling interest	—	—	801	—	—	2	803
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(65)	—	(29)	(94)
Dividends declared-common stock ($0.40 per share)	—	—	(488)	—	—	—	(488)
Dividends declared-noncontrolling interest ($98.77 per share)	—	—	—	—	—	(7)	(7)
Repurchase of common stock	—	—	—	—	(280)	—	(280)
Exercise of stock options, issuance of other stock awards, and other	—	13	—	—	15	3	31
Balance at March 30, 2024	$12	$52,050	$1,680	$(2,669)	$(1,551)	$131	$49,653
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	March 29, 2025	March 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$714	$804
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	231	230
Divestiture-related license income	(13)	(14)
Equity award compensation expense	27	31
Deferred income tax provision/(benefit)	51	1
Postemployment benefit plan contributions	(4)	(5)
Nonmonetary currency devaluation	14	3
Loss/(gain) on sale of business	—	80
Other items, net	(14)	(17)
Changes in current assets and liabilities:
Trade receivables	(89)	(145)
Inventories	(217)	(56)
Accounts payable	(11)	(49)
Other current assets	(47)	(32)
Other current liabilities	78	(60)
Net cash provided by/(used for) operating activities	720	771
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(238)	(294)
Purchases of marketable securities	(673)	—
Proceeds from sale of business, net of cash disposed and working capital adjustments	9	(3)
Other investing activities, net	24	10
Net cash provided by/(used for) investing activities	(878)	(287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,620	593
Dividends paid	(477)	(486)
Repurchases of common stock	(225)	(329)
Other financing activities, net	(18)	(17)
Net cash provided by/(used for) financing activities	900	(239)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	35	(21)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	777	224
Balance at beginning of period	1,486	1,404
Balance at end of period	$2,263	$1,628
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2025 fiscal year is scheduled to be a 52-week period ending on December 27, 2025, and our 2024 fiscal year was a 52-week period that ended on December 28, 2024.
The condensed consolidated balance sheet data at December 28, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These statements should be read in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024. The results for interim periods are not necessarily indicative of future or annual results.
Principles of Consolidation
The condensed consolidated financial statements include The Kraft Heinz Company and all of our controlled subsidiaries. All intercompany transactions are eliminated.
Reportable Segments
We manage our operating results through four operating segments: North America, Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”). We have two reportable segments defined by geographic region: North America and International Developed Markets. Our remaining operating segments, consisting of WEEM and AEM, are combined and disclosed as Emerging Markets.
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
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of 90 days or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At March 29, 2025, we had $32 million of restricted cash recorded in other current assets and $118 million of restricted cash recorded in other non-current assets. At December 28, 2024, we had restricted cash recorded in other current assets of $31 million and $121 million of restricted cash in other non-current assets. Total cash, cash equivalents, and restricted cash was $2,263 million at March 29, 2025 and $1,486 million at December 28, 2024.

Note 2. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.
Note 3. New Accounting Standards
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
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):
In November 2024, the FASB issued ASU 2024-03 to improve financial reporting under ASC 220, Income Statement-Reporting Comprehensive Income. The guidance requires entities to disclose additional information about specific expense categories related to cost of sales and SG&A in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impacts this ASU will have on our financial statements and related disclosures.
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
Deal Costs:
We incurred no deal costs for the three months ended March 29, 2025 and insignificant deal costs for the three months ended March 30, 2024 related to our divestitures. We recognized these deal costs in selling, general and administrative expenses (“SG&A”).
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our restructuring activities.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. For the three months ended March 29, 2025, we eliminated approximately 370 positions related to these programs. As of March 29, 2025, we expect to eliminate approximately 370 additional positions during the remainder of 2025. For the three months ended March 29, 2025, restructuring activities resulted in net expenses of $4 million from severance and employee benefit costs. Restructuring activities resulted in income of $3 million for the three months ended March 30, 2024.

Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 28, 2024	$29	$11	$40
Charges/(credits)	4	—	4
Cash payments	(7)	(1)	(8)
Balance at March 29, 2025	$26	$10	$36
We expect the majority of the liability for severance and employee benefit costs as of March 29, 2025 to be paid by the second quarter of 2025. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire between 2026 and 2031.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended
	March 29, 2025	March 30, 2024
Severance and employee benefit costs - Cost of products sold	$(2)	$—
Severance and employee benefit costs - SG&A	6	(6)
Other costs - Cost of products sold	—	1
Other costs - SG&A	—	2
	$4	$(3)
We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended
	March 29, 2025	March 30, 2024
North America	$4	$(2)
International Developed Markets	(3)	(1)
General corporate expenses	3	—
	$4	$(3)
Note 6. Inventories
Inventories consisted of the following (in millions):

	March 29, 2025	December 28, 2024
Packaging and ingredients	$904	$950
Spare parts	251	245
Work in process	308	310
Finished products	2,128	1,871
Inventories	$3,591	$3,376

Note 7. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International Developed Markets	Emerging Markets	Total
Balance at December 28, 2024	$26,232	$2,134	$307	$28,673
Translation adjustments and other	4	74	2	80
Balance at March 29, 2025	$26,236	$2,208	$309	$28,753
2025 Year-to-Date Goodwill Impairment Testing
In the first quarter of 2025, certain organizational changes occurred that impacted our reporting unit composition within our International Developed Markets segment (the “Q1 Europe reorganization”). Two of our International Developed Market reporting units — Northern Europe (“NE”) and Continental Europe (“CE”) — were combined into one reporting unit, Western Europe (“WE”). None of our other reporting units were impacted by this reorganization.
As a result of this reorganization, the existing assets and liabilities of the impacted reporting units were combined and we performed an interim impairment test (or transition test) on the affected reporting units on both a pre- and post-reorganization basis. We performed our pre-reorganization and post-reorganization tests as of December 29, 2024, which was our first day of 2025.
As part of our pre-reorganization impairment test of the NE and CE reporting units, and post-reorganization test of the WE reporting unit, we utilized the discounted cash flow method under the income approach to estimate the fair values as of December 29, 2024. As a result of these tests, we concluded that the fair value of these reporting units exceeded their carrying amounts and no impairment was recorded. The goodwill carrying amount of the WE reporting unit is $2.2 billion as of the transition test date.
As of March 29, 2025, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $28.8 billion at March 29, 2025.
Accumulated impairment losses to goodwill were $13.5 billion as of March 29, 2025 and December 28, 2024.
Additional Goodwill Considerations
As of their latest impairment test, which was the 2024 annual impairment test for all reporting units other than WE, our reporting units with 20% or less fair value over carrying amount had an aggregate goodwill carrying amount of $24.1 billion and included Taste Elevation, Ready Meals and Snacking (“TMS”), Away from Home & Kraft Heinz Ingredients (“AFH”), Meat & Cheese (“MC”), WE, and Canada and North America Coffee (“CNAC”). Our Hydration & Desserts (“HD”) and Asia reporting units had 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $4.6 billion as of our 2024 annual impairment test date.
Our reporting units that were impaired in 2024 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and our other reporting units that had 20% or less excess fair value over carrying amount as of our 2024 annual or the latest impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining reporting units had more than 20% excess fair value over carrying amount as of our 2024 annual or the latest impairment test, this amount is also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, long-term growth rates, royalty rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill impairments.
Since our latest annual impairment test, our Company’s share price has been subject to significant volatility along with fluctuations experienced by other industry peers and much of the broader market. Our fair value determinations incorporate assumptions for future interest rates, stock market volatility, country risks and consideration of our market capitalization. Given the evolving nature and uncertainty in the market and the global economy due to the potential implications from tariffs, inflationary pressures, and other macroeconomic factors, we will continue to monitor these developments, as well as our response to these potential implications, to assess if their impacts are sustained. If we determine that these factors have a sustained impact on our long-term financial forecast and/or our share price, there is a heightened risk for impairments in the near future due to the significant number of reporting units with low excess fair value over carrying amount as described above.
During the first quarter of 2025, certain organizational changes were announced that are expected to impact our reporting unit composition within our North America segment. Our six North America reporting units — TMS, HD, MC, AFH, CNAC, and Other North America — will be reorganized into the five reporting units: Elevation; Hydration, Desserts, & Meals (“HDM”); Meat, Cheese, Coffee, & Snacks (“MCCS”); Canada; and Other North America. We have determined these changes will represent a change in composition for the TMS, HD, MC, AFH, and CNAC reporting units as they will be reorganized into Elevation, HDM, MCCS, and Canada reporting units. We are currently in the process of revising our internal reporting routines and processes, and refreshing our long-term forecast to reflect the new organizational structure. We expect these organizational changes will be completed and effective as of the first day of our third quarter of 2025 and will require a transition impairment test that will occur in conjunction with our annual impairment test in the third quarter of 2025.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 28, 2024	$36,456
Translation adjustments and other	89
Balance at March 29, 2025	$36,545
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $36.5 billion at March 29, 2025.
No events occurred during the three months ended March 29, 2025 or March 30, 2024 that indicated it was more likely than not that any brand was impaired.
Additional Indefinite-Lived Intangible Asset Considerations
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to intangible asset impairments.
Our brands that were impaired in 2024 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that had 20% or less excess fair value over carrying amount as of our 2024 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although the remaining brands had more than 20% excess fair value over carrying amount as of our 2024 annual impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.

Since our latest annual impairment test, our Company’s share price has been subject to significant volatility along with fluctuations experienced by other industry peers and much of the broader market. Our fair value determinations incorporate assumptions for future interest rates, stock market volatility, country risks and consideration of our market capitalization. Given the evolving nature and uncertainty in the market and the global economy due to the potential implications from tariffs, inflationary pressures, and other macroeconomic factors, we will continue to monitor these developments, as well as our response to these potential implications, to assess if their impacts are sustained. If we determine that these factors have a sustained impact on our long-term financial forecast and/or our share price, there is a heightened risk for impairments in the near future due to the significant number of brands with low excess fair value over carrying amount as described above.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	March 29, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,413	$(926)	$1,487	$2,392	$(893)	$1,499
Customer-related assets	3,683	(1,577)	2,106	3,665	(1,530)	2,135
Other	13	(4)	9	13	(4)	9
	$6,109	$(2,507)	$3,602	$6,070	$(2,427)	$3,643
Amortization expense for definite-lived intangible assets was $61 million for the three months ended March 29, 2025, and $64 million for the three months ended March 30, 2024. Aside from amortization expense, the change in definite-lived intangible assets from December 28, 2024 to March 29, 2025 is primarily related to the impacts of foreign currency.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $240 million in 2025 and $240 million in each of the following five years.
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
Our estimated annual effective tax rate was 26.1% as of March 29, 2025, and 21.1% as of March 30, 2024. The year-over-year increase was primarily due to the changes made to our corporate entity structure in December 2024 in conjunction with the Pillar Two legislative developments made under the Organization for Economic Co-operation and Development (OECD). See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on this change to our corporate entity structure.
Our effective tax rate for the three months ended March 29, 2025 was an expense of 29.9% on pre-tax income. Our effective tax rate was impacted by a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions primarily due to the changes made to our corporate entity structure in December 2024, and certain unfavorable discrete deferred tax adjustments.
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
The year-over-year increase in the effective tax rate for the three-month period was primarily driven by a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions primarily due to the changes made to our corporate entity structure in December 2024, and the unfavorable impact of certain discrete deferred tax adjustments.

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
Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 28, 2024	6,720,421	$46.44
Granted	936,208	30.71
Forfeited	(1,744,982)	50.34
Outstanding at March 29, 2025	5,911,647	42.79
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2024	6,705,507	$37.31
Granted	2,235,994	30.88
Forfeited	(194,031)	35.89
Vested	(1,774,368)	38.54
Outstanding at March 29, 2025	6,973,102	34.98
The aggregate fair value of RSUs that vested during the period was $55 million for the three months ended March 29, 2025.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2024	5,389,930	$31.77
Granted	3,163,212	30.50
Forfeited(a)	(865,726)	32.96
Vested	(635,807)	34.47
Outstanding at March 29, 2025	7,051,609	30.81
(a)    Includes PSUs forfeited due to employee terminations and performance conditions that were not satisfied.
The aggregate fair value of PSUs that vested during the period was $20 million for the three months ended March 29, 2025.

Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our postemployment-related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plan		Non-U.S. Plans
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Service cost	$—	$—	$1	$2
Interest cost	33	34	14	14
Expected return on plan assets	(49)	(49)	(21)	(21)
Amortization of prior service costs/(credits)	—	—	1	—
Amortization of unrecognized losses/(gains)	—	—	3	3
Net pension cost/(benefit)	$(16)	$(15)	$(2)	$(2)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $1 million during the three months ended March 29, 2025 and plan to make further contributions of approximately $5 million during the remainder of 2025. We did not contribute to our U.S. pension plan during the three months ended March 29, 2025 and do not plan to make contributions during the remainder of 2025. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2025. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	March 29, 2025	March 30, 2024
Service cost	$1	$1
Interest cost	7	8
Expected return on plan assets	(12)	(14)
Amortization of prior service costs/(credits)	(3)	(3)
Amortization of unrecognized losses/(gains)	(6)	(5)
Net postretirement cost/(benefit)	$(13)	$(13)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the three months ended March 29, 2025, we contributed $3 million to our postretirement benefit plans. We plan to make further contributions of approximately $8 million to our postretirement benefit plans during the remainder of 2025. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2025. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.

Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	March 29, 2025	December 28, 2024
Commodity contracts	$1,097	$1,152
Foreign exchange contracts	3,461	3,067
Cross-currency contracts	7,940	7,449
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	March 29, 2025
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$28	$13	$28	$13
Cross-currency contracts(b)	—	—	120	148	120	148
Derivatives not designated as hedging instruments:
Commodity contracts(c)	27	39	6	18	33	57
Foreign exchange contracts(a)	—	—	30	4	30	4
Cross-currency contracts(b)	—	—	13	13	13	13
Total fair value	$27	$39	$197	$196	$224	$235
(a)    At March 29, 2025, the fair value of our derivative assets was recorded in other current assets ($55 million) and other non-current assets ($3 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($14 million) and other non-current liabilities ($3 million).
(b)    At March 29, 2025, the fair value of our derivative assets was recorded in other current assets ($72 million) and other non-current assets ($61 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($31 million) and other non-current liabilities ($130 million).
(c)     At March 29, 2025, the fair value of our derivative assets was recorded in other current assets and the fair value of our derivative liabilities was recorded in other current liabilities ($56 million) and non-current liabilities ($1 million).

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
(c)    At December 28, 2024, the fair value of our derivative assets was recorded in other current assets and the fair value of our derivative liabilities was recorded in other current liabilities ($55 million) and other non-current liabilities ($1 million).

Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $99 million at March 29, 2025 and $141 million at December 28, 2024. We had posted collateral related to commodity derivative margin requirements of $21 million at March 29, 2025 and $25 million at December 28, 2024, which were included in prepaid expenses on our condensed consolidated balance sheets.
Level 1 derivative financial assets and liabilities consist of commodity future and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.
Level 2 derivative financial assets and liabilities consist of commodity swaps, foreign exchange forwards, options, and swaps, and cross-currency contracts. Commodity swaps are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign exchange forwards and swaps are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Foreign exchange options are valued using an income approach based on a Black-Scholes-Merton formula. This formula uses present value techniques and reflects the time value and intrinsic value based on observable market rates. Cross-currency contracts are valued based on observable market spot and swap rates.
We did not have any Level 3 derivative financial assets or liabilities in any period presented.
Our calculation of the fair value of derivative financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
Net Investment Hedging:
At March 29, 2025, we had the following items designated as net investment hedges:
•Non-derivative foreign-currency denominated debt with principal amounts of €1.2 billion; and
•Cross-currency contracts with notional amounts of C$1.8 billion ($1.3 billion), €2.4 billion ($2.6 billion), JPY9.6 billion ($68 million), and CNY4.0 billion ($554 million).
The components of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts.
Cash Flow Hedge Coverage:
At March 29, 2025, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 2 years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next 4 years.
Fair Value Hedge Coverage:
At March 29, 2025, we had fair value hedges of the foreign currency exposure of both intercompany and external foreign currency denominated loans:
•Foreign exchange contracts with notional amounts of £400 million ($518 million) and the carrying value of the hedged item of $517 million is included in the long-term debt on the condensed consolidated balance sheets; and
•Cross-currency contracts with notional amounts of £683 million ($864 million) and MXN4.8 billion ($251 million) and carrying value of intercompany hedged items of $1.1 billion.
The gains/(losses) on the hedged item, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency and foreign exchange contracts, which are reported in the same income statement line item in the same period. The amounts excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis in the same line item as the hedged items.
Deferred Hedging Gains and Losses on Fair Value and Cash Flow Hedges:
Based on our valuation at March 29, 2025 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges, foreign exchange fair value hedges, and cross-currency fair value hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) during the next 12 months on foreign exchange cash flow hedges to be approximately $15 million and on cross-currency cash flow hedges to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments		Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended
	March 29, 2025	March 30, 2024
Cash flow hedges:
Foreign exchange contracts	$(10)	$19	Cost of products sold
Foreign exchange contracts (excluded component)	(1)	(4)	Cost of products sold
Foreign exchange contracts	(1)	—	SG&A
Foreign exchange contracts	—	21	Other expense/(income)
Foreign exchange contracts (excluded component)	—	(3)	Other expense/(income)
Cross-currency contracts	43	(36)	Other expense/(income)
Cross-currency contracts	(6)	(8)	Interest expense
Net investment hedges:
Cross-currency contracts	(30)	74	Other expense/(income)
Cross-currency contracts (excluded component)	9	12	Interest expense
Fair value hedges:
Foreign exchange contracts (excluded component)	(3)	—	Other expense/(income)
Cross-currency contracts (excluded component)	29	—	Other expense/(income)
Total gains/(losses) recognized in statements of comprehensive income	$30	$75

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) recorded to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	March 29, 2025			March 30, 2024
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$3,935	$229	$(51)	$4,168	$226	$47

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$10	$—	$—	$3	$—	$21
Foreign exchange contracts (excluded component)	(1)	—	—	(2)	—	—
Cross-currency contracts	—	(6)	74	—	(8)	(44)
Net investment hedges:(a)
Cross-currency contracts (excluded component)	—	9	—	—	12	—
Fair Value hedges:
Cross-currency contracts	—	—	(34)	—	—	—
Cross-currency contracts (excluded component)(b)	—	—	3	—	—	—
Hedged items(b)	—	—	34	—	—	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(11)	—	—	9	—	—
Foreign exchange contracts	—	—	9	—	—	8
Interest rates contracts(c)	—	—	—	—	—	(3)
Cross-currency contracts	—	—	1	—	—	(21)
Total gains/(losses) recognized in statements of income	$(2)	$3	$87	$10	$4	$(39)
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedge and hedged items gains/(losses) in fair value hedges.
(c)    Represents recognition of realized hedge losses resulting from the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring.
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $49 million for the three months ended March 29, 2025 and pre-tax gains of $24 million for the three months ended March 30, 2024. These amounts were recognized in other comprehensive income/(loss).
Available-for-sale securities:
We invest in certain marketable fixed-income debt securities that are classified as available-for-sale. Our available-for-sale securities are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Highly liquid investments with maturities of 90 days or less are included in cash and cash equivalents on our condensed consolidated balance sheets. Investments with maturities of greater than 90 days but less than 12 months are presented as marketable securities on our condensed consolidated balance sheets. We did not hold any investments with maturities exceeding 12 months.
We classify our investments in commercial paper and corporate bonds as Level 2 as such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data.
Unrealized holding gains/(losses) are deferred into accumulated other comprehensive income/(losses) until the security is settled or sold. We evaluate whether losses related to our available-for-sale debt securities are due to credit or non-credit factors, which includes an assessment of the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Credit-related losses are recognized through other expense/

(income) in the period incurred, and non-credit related losses are deferred into accumulated other comprehensive income/(losses) until they are sold.
The following table presents our available-for-sale debt securities’ amortized cost basis, fair value and unrealized gains and losses by significant investment category (in millions):

	March 29, 2025
	Amortized Cost Basis(a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Corporate bonds	$146	$—	$—	$146
Commercial paper	856	—	(1)	855
Total	$1,002	$—	$(1)	$1,001
(a)    Amortized cost basis excludes approximately $1 million of accrued interest.
We purchased approximately $1.2 billion in corporate bonds and commercial paper and received approximately $156 million in proceeds from maturity of corporate bonds and commercial paper for the three months ended March 29, 2025. During the same period, no investments in corporate bonds and commercial paper were sold prior to maturity. We recognized no direct write-off’s or allowances for credit losses in earnings for the three months ended March 29, 2025. Cash flows related to the purchases and sale/maturity of these marketable securities are classified in the condensed consolidated statements of cash flows within investing activities.
The carrying values of our available-for-sale debt securities were included in the following line items in our condensed consolidated balance sheet (in millions):

March 29, 2025
Cash and cash equivalents	$327
Marketable securities	674
Total	$1,001
The contractual maturities of these available-for-sale debt securities are all within one-year as of March 29, 2025. We had no available-for-sale debt securities as of December 28, 2024.

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Net Fair Value Hedges	Net Available-for-Sale Debt Securities	Total
Balance as of December 28, 2024	$(2,999)	$29	$81	$(26)	$—	$(2,915)
Foreign currency translation adjustments	309	—	—	—	—	309
Net deferred gains/(losses) on net investment hedges	(60)	—	—	—	—	(60)
Amounts excluded from the effectiveness assessment of net investment hedges	7	—	—	—	—	7
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(7)	—	—	—	—	(7)
Net deferred gains/(losses) on cash flow hedges	—	—	20	—	—	20
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	(1)	—	—	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(58)	—	—	(58)
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	19	—	19
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	—	—	—	(2)	—	(2)
Net deferred gains/(losses) on available-for-sale debt securities	—	—	—	—	(1)	(1)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(4)	—	—	—	(4)
Total other comprehensive income/(loss)	249	(4)	(39)	17	(1)	222
Balance as of March 29, 2025	$(2,750)	$25	$42	$(9)	$(1)	$(2,693)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	March 29, 2025			March 30, 2024
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$309	$—	$309	$(156)	$—	$(156)
Net deferred gains/(losses) on net investment hedges	(79)	19	(60)	98	(24)	74
Amounts excluded from the effectiveness assessment of net investment hedges	9	(2)	7	12	(2)	10
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(9)	2	(7)	(12)	3	(9)
Net deferred gains/(losses) on cash flow hedges	26	(6)	20	(4)	12	8
Amounts excluded from the effectiveness assessment of cash flow hedges	(1)	—	(1)	(7)	5	(2)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(77)	19	(58)	33	(19)	14
Amounts excluded from the effectiveness assessment of fair value hedges	26	(7)	19	—	—	—
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(3)	1	(2)	—	—	—
Net deferred gains/(losses) on available-for-sale debt securities	(1)	—	(1)	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(5)	1	(4)	(5)	1	(4)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)		Affected Line Item in the Statements of Income
	For the Three Months Ended
	March 29, 2025	March 30, 2024
Losses/(gains) on net investment hedges:
Cross-currency contracts(a)	$(9)	$(12)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	(9)	(1)	Cost of products sold
Foreign exchange contracts(b)	—	(21)	Other expense/(income)
Cross-currency contracts(b)	(74)	44	Other expense/(income)
Cross-currency contracts(b)	6	8	Interest expense
Interest rate contracts(c)	—	3	Other expense/(income)
Losses/(gains) on fair value hedges:
Cross-currency contracts(d)	(3)	—	Other expense/(income)
Losses/(gains) on hedges before income taxes	(89)	21
Losses/(gains) on hedges, income taxes	22	(16)
Losses/(gains) on hedges	$(67)	$5

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(e)	$(3)	$(2)
Amortization of prior service costs/(credits)(e)	(2)	(3)
Losses/(gains) on postemployment benefits before income taxes	(5)	(5)
Losses/(gains) on postemployment benefits, income taxes	1	1
Losses/(gains) on postemployment benefits	$(4)	$(4)
(a)    Represents recognition of the excluded component in net income/(loss).
(b)    Includes amortization of the excluded component and the effective portion of the related hedges.
(c)    Represents recognition of realized hedge losses resulting from the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring.
(d)    Represents amortization of the excluded component.
(e)    These components are included in the computation of net periodic postemployment benefit costs. See Note 10, Postemployment Benefits, for additional information.
In this note we have excluded activity and balances related to noncontrolling interest due to their insignificance. This activity was primarily related to foreign currency translation adjustments.
Note 13. Financing Arrangements
Trade Payables Programs:
We maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets or other forms of guarantees in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. The amounts confirmed outstanding under these programs were $743 million at March 29, 2025 and $745 million at December 28, 2024. The amounts were included in accounts payable on our condensed consolidated balance sheets.

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
Class Actions and Stockholder Derivative Actions:
Certain of The Kraft Heinz Company’s current and former officers and directors and 3G Capital, Inc. and several of its subsidiaries affiliates (the “3G Entities”) were named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Company Derivative Litigation, which was filed in the Delaware Court of Chancery. The consolidated amended complaint, which was filed on April 27, 2020, alleged state law claims, contending that the 3G Entities were controlling stockholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint further alleged that certain of The Kraft Heinz Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by supposedly approving or allowing the 3G Entities’ alleged insider trading. The complaint sought relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the consolidated amended complaint, which motion the Delaware Chancery Court granted in an order dated December 15, 2021. The plaintiffs filed a notice of appeal on January 13, 2022, and the Delaware Supreme Court affirmed the trial court’s dismissal with prejudice of the consolidated amended complaint in an order dated August 1, 2022. One of the plaintiffs in said dismissed derivative litigation subsequently filed a new complaint, Erste Asset Management v. Hees, et al., against certain current and former officers and directors of The Kraft Heinz Company on November 28, 2023 in the Delaware Court of Chancery, seeking to reinstate the plaintiff’s previously-dismissed claims and recover attorneys’ fees and costs incurred in the dismissed litigation on the basis of alleged newly discovered evidence. Specifically, the plaintiff alleges the 3G Entities caused the Company to make false and misleading public disclosures regarding the independence of two directors of The Kraft Heinz Company, one of whose independence plaintiff contends formed a basis for the court’s prior dismissal of the consolidated amended complaint. The defendants filed a motion to dismiss the complaint, which the Delaware Chancery Court granted in an order dated August 8, 2024, dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on September 5, 2024. We intend to vigorously defend against this lawsuit; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.
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
Since September 2021, the Company has been involved in an administrative proceeding with the environmental authority from the State of Goiás (“SEMAD”) regarding alleged pollution in the Capivara stream related to a Company facility in Brazil. In March 2025, SEMAD issued a first instance administrative decision maintaining the initial infraction notice. Given that there are several available levels of appeal from this decision, we cannot predict with certainty the resolution of this matter, however we do not expect that the ultimate costs to resolve will have a material adverse effect on our financial condition, results of operations, or cash flows.
Debt
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.

Borrowing Arrangements:
See Note 16, Debt, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024 for information on our borrowing arrangements.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of March 29, 2025.
Debt Issuances:
2025 Debt Issuance
In the first quarter of 2025, KHFC, our 100% owned operating subsidiary, issued 600 million euro aggregate principal amount of 3.250% senior notes due March 2033, $500 million aggregate principal amount of 5.200% senior notes due March 2032, and $500 million aggregate principal amount of 5.400% senior notes due March 2035 (collectively, the “2025 Notes”). The 2025 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, and interest on a senior unsecured basis.
2024 Debt Issuance
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
Debt Issuance Costs:
Debt issuance costs related to the 2025 Notes were insignificant.
Fair Value of Debt:
At March 29, 2025, the aggregate fair value of our total debt was $20.6 billion as compared with a carrying value of $21.6 billion. At December 28, 2024, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $19.9 billion. Our short-term debt had a carrying value that approximated its fair value at March 29, 2025 and December 28, 2024. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Synthetic Lease Arrangements:
In June 2023, we entered into a non-cancellable synthetic lease for a distribution facility, for which we are the construction agent, for which we now anticipate the estimated construction cost to be approximately $625 million. The lease will commence upon completion of construction of the facility which is now expected to be in the later part of 2027. The term of the lease is five years after commencement. At the end of the lease term, we will be required to either purchase the facility or, in the event that option is not elected, to remarket the facility. Upon lease commencement, the lease classification, right-of-use asset, and lease liability will be determined and recorded. The lease arrangement contains a residual value guarantee of 100% of the total construction cost. The construction agreement and lease contain covenants that are consistent with our Senior Credit Facility.

Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended
	March 29, 2025	March 30, 2024
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$712	$801
Weighted average shares of common stock outstanding	1,194	1,214
Net earnings/(loss)	$0.60	$0.66
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$712	$801
Weighted average shares of common stock outstanding	1,194	1,214
Effect of dilutive equity awards	4	9
Weighted average shares of common stock outstanding, including dilutive effect	1,198	1,223
Net earnings/(loss)	$0.59	$0.66
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 6 million for the three months ended March 29, 2025 and 6 million for the three months ended March 30, 2024.
Note 16. Segment Reporting
We manage our operating results through four operating segments: North America, Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”). We have two reportable segments defined by geographic region: North America and International Developed Markets. Our remaining operating segments, consisting of WEEM and AEM, are combined and disclosed as Emerging Markets.
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
Emerging Markets represents the aggregation of our WEEM and AEM operating segments. Segment Adjusted Operating Income for WEEM and AEM is the measure reported to our chief operating decision maker for purposes of making decisions about allocating resources to these operating segments and assessing their performance.

Net sales by segment were (in millions):

	For the Three Months Ended
	March 29, 2025	March 30, 2024
Net sales:
North America	$4,488	$4,828
International Developed Markets	817	855
Total segment net sales	5,305	5,683
Emerging Markets net sales	694	728
Total net sales	$5,999	$6,411
Segment Adjusted Operating Income was (in millions):

	For the Three Months Ended
	March 29, 2025			March 30, 2024
	North America	International Developed Markets	Total	North America	International Developed Markets	Total
Net Sales	$4,488	$817		$4,828	$855
Adjusted Cost of Products Sold(a)	2,871	568		3,076	587
Other segment items(b)	516	122		537	132
Segment Adjusted Operating Income	$1,101	$127	$1,228	$1,215	$136	$1,351
Emerging Markets			99			82
General corporate expenses			(128)			(168)
Restructuring activities			(4)			3
Unrealized gains/(losses) on commodity hedges			1			34
Operating income/(loss)			1,196			1,302
Interest expense			229			226
Other expense/(income)			(51)			47
Income/(loss) before income taxes			$1,018			$1,029
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

Total depreciation and amortization expense by segment was (in millions):

	March 29, 2025	March 30, 2024
Depreciation and amortization expense:
North America	$155	$146
International Developed Markets	36	40
Total segment depreciation and amortization expense	191	186
Emerging Markets	28	27
General corporate expenses	12	17
Total depreciation and amortization expense	$231	$230
Total capital expenditures by segment were (in millions):

	March 29, 2025	March 30, 2024
Capital expenditures:
North America	$139	$177
International Developed Markets	45	64
Total segment capital expenditures	184	241
Emerging Markets	26	34
General corporate expenses	28	19
Total capital expenditures	$238	$294
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

Net sales by platform were (in millions):

	For the Three Months Ended
	March 29, 2025	March 30, 2024
ACCELERATE
Taste Elevation	$2,669	$2,803
Easy Ready Meals	1,018	1,116
Substantial Snacking	395	443
Total Accelerate	4,082	4,362
PROTECT
Desserts	223	241
Hydration	502	534
Total Protect	725	775
BALANCE
Cheese	400	413
Coffee	220	221
Meats	473	511
Other	99	129
Total Balance	1,192	1,274
Total net sales	$5,999	$6,411

Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended
	March 29, 2025	March 30, 2024
Amortization of postemployment benefit plans prior service costs/(credits)	$(2)	$(3)
Net pension and postretirement non-service cost/(benefit)(a)	(31)	(30)
Loss/(gain) on sale of business	—	80
Interest income	(23)	(16)
Foreign exchange losses/(gains)	58	(27)
Derivative losses/(gains)	(53)	39
Other miscellaneous expense/(income)	—	4
Other expense/(income)	$(51)	$47
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

Other expense/(income) was $51 million of income for the three months ended March 29, 2025 compared to $47 million of expense for the three months ended March 30, 2024. This change was primarily driven by a $53 million net gain on derivative activities in the first quarter of 2025 compared to a $39 million net loss on derivative activities in the first quarter of 2024, no net loss/(gain) on the sale of business in the first quarter of 2025 compared to an $80 million net loss on the sale of business in the first quarter of 2024, $23 million in interest income in the first quarter of 2025 compared to $16 million in interest income in the first quarter of 2024, no other miscellaneous expense/(income) in the first quarter of 2025 compared to $4 million of expense in other miscellaneous expenses in the first quarter of 2024, and a $31 million net pension and postretirement non-service benefit in the first quarter of 2025 compared to a $30 million net pension and postretirement non-service benefit in the first quarter of 2024. These positive impacts on other expense/(income) were partially offset by a $58 million net foreign exchange loss in the first quarter of 2025 compared to a $27 million net foreign exchange gain in the first quarter of 2024.

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
We manage our operating results through four operating segments: North America, Europe and Pacific Developed Markets (“EPDM” or “International Developed Markets”), West and East Emerging Markets (“WEEM”), and Asia Emerging Markets (“AEM”). We have two reportable segments defined by geographic region: North America and International Developed Markets. Our remaining operating segments, consisting of WEEM and AEM, are combined and disclosed as Emerging Markets.
See Note 16, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Acquisitions and Divestitures:
In the first quarter of 2024, we closed the sale of the Russia Infant Transaction and the Papua New Guinea Transaction, both within Emerging Markets. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on divestiture activities.
Business Trends and Items Affecting Comparability of Financial Results
Inflation, Supply Chain, and Tariff Impacts:
During the three months ended March 29, 2025, we continued to experience inflationary pressures at rates in line with those experienced throughout 2024. We are closely monitoring the recent tariff and trade policy actions changes taken by the United States and foreign governments. As the situation continues to remain fluid due to the rapidly changing global trade environment, we are still evaluating the potential implications of these actions on our business. If enacted as currently outlined, we expect that the proposed trade policy changes would primarily impact a subset of our North America segment (primarily within our Hydration and Coffee platforms). We anticipate an increase in cost of products sold due to certain raw materials currently sourced from outside of the U.S. as well as the impact of tariffs on certain products that are part of our integrated supply chain that spans the U.S. and Canada. During the three months ended March 29, 2025, these tariff actions have not had a significant impact on our results of operations; however, we have experienced increased foreign currency exchange rate volatility, which we attribute, in part, to the rapidly changing global trade environment.
While the ultimate impact of tariffs remains uncertain and we anticipate taking measures to attempt to mitigate these negative cost impacts, these tariff and trade policy actions may have a material impact on our results of operations. Further, we expect that there could be a difference between the timing of when these mitigation actions impact our results of operations and when the cost inflation is incurred, and that any pricing actions we take could negatively impact our market share.
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

Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended
	March 29, 2025	March 30, 2024	% Change
	(in millions, except per share data)
Net sales	$5,999	$6,411	(6.4)%
Operating income/(loss)	1,196	1,302	(8.1)%
Net income/(loss)	714	804	(11.2)%
Net income/(loss) attributable to common shareholders	712	801	(11.1)%
Diluted EPS	0.59	0.66	(10.6)%
Net Sales:

	For the Three Months Ended
	March 29, 2025	March 30, 2024	% Change
	(in millions)
Net sales	$5,999	$6,411	(6.4)%
Organic Net Sales(a)	6,083	6,383	(4.7)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024:
Net sales decreased 6.4% to $6.0 billion for the three months ended March 29, 2025 compared to $6.4 billion for the three months ended March 30, 2024, including the unfavorable impacts of foreign currency (1.6 pp) and acquisitions and divestitures (0.1 pp). Organic Net Sales decreased 4.7% to $6.1 billion for the three months ended March 29, 2025 compared to $6.4 billion for the three months ended March 30, 2024, primarily due to the unfavorable volume/mix (5.6 pp), which more than offset higher pricing (0.9 pp). Higher pricing in North America and Emerging Markets was partially offset by lower pricing in International Developed Markets. Volume/mix was unfavorable across all segments.
Net Income/(Loss):

	For the Three Months Ended
	March 29, 2025	March 30, 2024	% Change
	(in millions)
Operating income/(loss)	$1,196	$1,302	(8.1)%
Net income/(loss)	714	804	(11.2)%
Net income/(loss) attributable to common shareholders	712	801	(11.1)%
Adjusted Operating Income(a)	1,199	1,265	(5.2)%
(a)    Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024:
Operating income/(loss) decreased 8.1% to income of $1.2 billion for the three months ended March 29, 2025 compared to income of $1.3 billion for the three months ended March 30, 2024, primarily due to unfavorable volume/mix, unfavorable changes in unrealized losses/(gains) on commodity hedges, and increased procurement cost inflation, which more than offset our efficiency initiatives. These unfavorable impacts to operating income/(loss) were partially offset by decreased selling, general and administrative expenses (“SG&A”), primarily due to lower variable compensation expense and decreased advertising expenses, and higher pricing.

Net income/(loss) decreased 11.2% to income of $714 million for the three months ended March 29, 2025 compared to income of $804 million for the three months ended March 30, 2024. This decrease was due to the unfavorable changes in operating income/(loss) factors discussed above and higher income tax expense, partially offset by the favorable changes in other expense/(income).
•Our effective tax rate for the three months ended March 29, 2025 was an expense of 29.9% on pre-tax income, compared to an expense of 21.9% on pre-tax income for the three months ended March 30, 2024. The year-over-year increase in the effective tax rate for the three-month period was primarily driven by a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions primarily due to the changes made to our corporate entity structure in December 2024, and the unfavorable impact of certain discrete deferred tax adjustments.
•Other expense/(income) was $51 million of income for the three months ended March 29, 2025 compared to $47 million of expense for the three months ended March 30, 2024. This change was primarily driven by an $80 million net loss on the sale of business in the first quarter of 2024 and $92 million of favorable changes in derivative losses/(gains), partially offset by $85 million of unfavorable changes in net foreign exchange losses/(gains).
Adjusted Operating Income decreased 5.2% to $1.2 billion for the three months ended March 29, 2025 compared to $1.3 billion for the three months ended March 30, 2024, primarily driven by unfavorable volume/mix, increased procurement cost inflation, which more than offset our efficiency initiatives, and the unfavorable impact of foreign currency (0.8 pp). These unfavorable impacts more than offset decreased SG&A, primarily due to lower variable compensation expense and decreased advertising expenses, and higher pricing.
Diluted EPS:

	For the Three Months Ended
	March 29, 2025	March 30, 2024	% Change
Diluted EPS	$0.59	$0.66	(10.6)%
Adjusted EPS(a)	0.62	0.69	(10.1)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024:
Diluted EPS decreased 10.6% to $0.59 for the three months ended March 29, 2025 compared to $0.66 for the three months ended March 30, 2024, primarily due to the net income/(loss) factors discussed above, which more than offset the favorable impact of our common stock repurchases.

	For the Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Diluted EPS	$0.59	$0.66	$(0.07)	(10.6)%
Restructuring activities	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	—	(0.02)	0.02
Losses/(gains) on sale of business	—	0.05	(0.05)
Nonmonetary currency devaluation	0.01	—	0.01
Certain significant discrete income tax items	0.01	—	0.01
Adjusted EPS(a)	$0.62	$0.69	$(0.07)	(10.1)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.04)
Other expense/(income)			0.01
Effective tax rate			(0.06)
Effect of common stock repurchases(b)			0.02
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

Adjusted EPS decreased 10.1% to $0.62 for the three months ended March 29, 2025 compared to $0.69 for the three months ended March 30, 2024. This decrease was primarily due to lower Adjusted Operating Income and higher taxes on adjusted earnings, which more than offset the favorable impact of our common stock repurchases and favorable changes in other expense/(income).
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
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our condensed consolidated statements of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our condensed consolidated balance sheets, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024, for additional information. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela, Turkey, and Egypt, which are all in Emerging Markets.
Net Sales:

	For the Three Months Ended
	March 29, 2025	March 30, 2024
	(in millions)
Net sales:
North America	$4,488	$4,828
International Developed Markets	817	855
Emerging Markets	694	728
Total net sales	$5,999	$6,411

Organic Net Sales:

	For the Three Months Ended
	March 29, 2025	March 30, 2024
	(in millions)
Organic Net Sales(a):
North America	$4,515	$4,828
International Developed Markets	840	855
Emerging Markets	728	700
Total Organic Net Sales	$6,083	$6,383
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three months ended March 29, 2025 compared to the three months ended March 30, 2024 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(7.0)%	(0.5) pp	0.0 pp	(6.5)%	0.6 pp	(7.1) pp
International Developed Markets	(4.4)%	(2.7) pp	0.0 pp	(1.7)%	(0.2) pp	(1.5) pp
Emerging Markets	(4.7)%	(7.5) pp	(1.1) pp	3.9%	4.3 pp	(0.4) pp
Kraft Heinz	(6.4)%	(1.6) pp	(0.1) pp	(4.7)%	0.9 pp	(5.6) pp
Adjusted Operating Income:

	For the Three Months Ended
	March 29, 2025	March 30, 2024
	(in millions)
Segment Adjusted Operating Income:
North America	$1,101	$1,215
International Developed Markets	127	136
Emerging Markets	99	82
General corporate expenses	(128)	(168)
Restructuring activities	(4)	3
Unrealized gains/(losses) on commodity hedges	1	34
Operating income/(loss)	1,196	1,302
Interest expense	229	226
Other expense/(income)	(51)	47
Income/(loss) before income taxes	$1,018	$1,029
North America:

	For the Three Months Ended
	March 29, 2025	March 30, 2024	% Change
	(in millions)
Net sales	$4,488	$4,828	(7.0)%
Organic Net Sales(a)	4,515	4,828	(6.5)%
Segment Adjusted Operating Income	1,101	1,215	(9.4)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024:
Net sales decreased 7.0% to $4.5 billion for the three months ended March 29, 2025 compared to $4.8 billion for the three months ended March 30, 2024, including the unfavorable impacts of foreign currency (0.5 pp). Organic Net Sales decreased 6.5% to $4.5 billion for the three months ended March 29, 2025 compared to $4.8 billion for the three months ended March 30, 2024, primarily due to unfavorable volume/mix (7.1 pp), which more than offset higher pricing (0.6 pp). Unfavorable volume/mix was primarily driven by declines in cream cheese, Meats, and Desserts due, in part, to the shift in Easter timing, as well as declines in Lunchables and Coffee. Higher pricing was taken in certain categories to mitigate higher input costs, primarily in coffee.
Segment Adjusted Operating Income decreased 9.4% to $1.1 billion for the three months ended March 29, 2025 compared to $1.2 billion for the three months ended March 30, 2024, primarily due to unfavorable volume/mix, increased procurement cost inflation, which more than offset our efficiency initiatives, higher depreciation expense, and the unfavorable impact of foreign currency (0.4 pp). These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing and decreased SG&A, primarily due to lower variable compensation expense and decreased advertising expenses.

International Developed Markets:

	For the Three Months Ended
	March 29, 2025	March 30, 2024	% Change
	(in millions)
Net sales	$817	$855	(4.4)%
Organic Net Sales(a)	840	855	(1.7)%
Segment Adjusted Operating Income	127	136	(7.0)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024:
Net sales decreased 4.4% to $817 million for the three months ended March 29, 2025 compared to $855 million for the three months ended March 30, 2024, including the unfavorable impacts of foreign currency (2.7 pp). Organic Net Sales decreased 1.7% to $840 million for the three months ended March 29, 2025 compared to $855 million for the three months ended March 30, 2024, primarily due to unfavorable volume/mix (1.5 pp) and lower pricing (0.2 pp). Unfavorable volume/mix was primarily due to industry slowdowns of meals and sauces in the United Kingdom, which more than offset favorable volume/mix in Australia and New Zealand primarily driven by lapping a prior year inventory reduction by a regional customer.
Segment Adjusted Operating Income decreased 7.0% to $127 million for the three months ended March 29, 2025 compared to $136 million for the three months ended March 30, 2024, primarily driven by higher procurement costs, due, in part, to the impact of cocoa inflation in our Netherlands business, lower pricing, and the unfavorable impact of foreign currency (1.2 pp), which more than offset decreased SG&A, primarily for advertising expenses.
Emerging Markets:

	For the Three Months Ended
	March 29, 2025	March 30, 2024	% Change
	(in millions)
Net sales	$694	$728	(4.7)%
Organic Net Sales(a)	728	700	3.9%
Segment Adjusted Operating Income(b)	99	82	20.3%
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
Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024:
Net sales decreased 4.7% to $694 million for the three months ended March 29, 2025 compared to $728 million for the three months ended March 30, 2024, including the unfavorable impacts of foreign currency (7.5 pp) and acquisitions and divestitures (1.1 pp). Organic Net Sales increased 3.9% to $728 million for the three months ended March 29, 2025 compared to $700 million for the three months ended March 30, 2024, primarily driven by higher pricing (4.3 pp), which more than offset unfavorable volume/mix (0.4 pp). Higher pricing was taken primarily in certain countries within WEEM to address inflationary pressures. Unfavorable volume/mix was due, in part, to the shift in Ramadan timing.
Segment Adjusted Operating Income increased 20.3% to $99 million for the three months ended March 29, 2025 compared to $82 million for the three months ended March 30, 2024, primarily due to higher pricing and lower SG&A. These favorable impacts to Segment Adjusted Operating Income more than offset higher supply chain costs reflecting inflationary pressure in WEEM, the unfavorable impact of foreign currency (8.3 pp), unfavorable volume/mix, and higher depreciation expense.

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
Cash Flow Activity for the Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $720 million for the three months ended March 29, 2025 compared to $771 million for the three months ended March 30, 2024. This decrease was primarily driven by higher cash outflows related to inventories, primarily related to stock rebuilding for the current year due, in part, to the shift in Easter timing, as well as lower Adjusted Operating Income. These impacts were partially offset by lower cash outflows from variable compensation in the 2025 period compared to the 2024 period.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $878 million for the three months ended March 29, 2025 compared to $287 million for the three months ended March 30, 2024. This change was primarily driven by the purchase of marketable securities in the 2025 period, partially offset by lower capital expenditures in the 2025 period compared to the 2024 period. We expect 2025 capital expenditures to be approximately $1.0 billion compared to the 2024 capital expenditures of $1.0 billion. Our 2025 capital expenditures are expected to be primarily driven by maintenance projects, investments in technology, capital investments focused on generating growth, including cost improvements, capacity expansion, investments in warehouse, and automation.
Net Cash Provided by/Used for Financing Activities:
Net cash provided by financing activities was $900 million for the three months ended March 29, 2025 compared to net cash used for financing activities of $239 million for the three months ended March 30, 2024. This change was primarily driven by debt proceeds received from the issuance of the 2025 Notes in the current year period and decreased repurchases of common stock compared to the prior year period. See Note 14, Commitments, Contingencies, and Debt for additional information on our debt issuances.
Cash Held by International Subsidiaries:
Of the $2.1 billion cash and cash equivalents on our condensed consolidated balance sheet at March 29, 2025, $694 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2025 accumulated earnings of certain international subsidiaries is approximately $90 million.
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at March 29, 2025 and December 28, 2024 and relates to local withholding taxes that would be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. The amounts confirmed outstanding under these programs were $743 million at March 29, 2025 and $745 million at December 28, 2024. The amounts were included in accounts payable on our consolidated balance sheets. See Note 13, Financing Arrangements, in Item 1, Financial Statements, for additional information on our trade payables programs.

Borrowing Arrangements:
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at March 29, 2025, at December 28, 2024, or during the three months ended March 29, 2025 or March 30, 2024.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2029. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at March 29, 2025 or December 28, 2024, or during the three months ended March 29, 2025 or March 30, 2024.
Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of March 29, 2025.
Long-Term Debt:
Our long-term debt, including the current portion, was $21.6 billion at March 29, 2025 and $19.9 billion at December 28, 2024. This increase was primarily due to the issuance of the 2025 Notes, as well as changes in foreign currency exchange rates on our foreign-denominated debt.
In the first quarter of 2025, KHFC, our 100% owned operating subsidiary, issued 600 million euro aggregate principal amount of 3.250% senior notes due March 2033, $500 million aggregate principal amount of 5.200% senior notes due March 2032, and $500 million aggregate principal amount of 5.400% senior notes due March 2035 (collectively, the “2025 Notes”). We expect to use the net proceeds from the 2025 Notes for general corporate purposes, including our investment in certain marketable fixed-income debt securities that are classified as available-for-sale and to fund the repayment of outstanding indebtedness such as our 600 million euro senior notes that mature in May 2025 and our $1.9 billion senior notes that mature in June 2026.
We have aggregate principal amounts of senior notes of approximately 600 million euros maturing in May 2025.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of March 29, 2025.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity, Note 11, Financial Instruments, in Item 1, Financial Statements, for additional information on our available-for-sale securities, and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our borrowing arrangements and long-term debt.
Equity and Dividends:
We paid dividends on our common stock of $477 million for the three months ended March 29, 2025. Additionally, in the second quarter of 2025, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on June 27, 2025 to stockholders of record on May 30, 2025.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, transactions structured through investment banking institutions, or other means. We purchased 6.6 million shares during the three months ended March 29, 2025 and had approximately $1.7 billion remaining authorization under the share repurchase program as of March 29, 2025. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.

Aggregate Contractual Obligations:
In the first quarter of 2025, we issued the 2025 Notes, which mature between 2032 and 2035. See Note 14, Commitments, Contingencies and Debt, in Item 1, Financial Statements, for additional information. There were no other material changes to our aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by KHFC, our 100% owned operating subsidiary (the “Guarantee”). See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional descriptions of these guarantees.
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

Summarized Statement of Income

For the Three Months Ended
March 29, 2025
Net sales	$3,864
Gross profit(a)	1,467
Intercompany service fees and other recharges	1,018
Operating income/(loss)	279
Equity in earnings/(losses) of subsidiaries	728
Net income/(loss)	712
Net income/(loss) attributable to common shareholders	712
(a)    For the three months ended March 29, 2025, the Obligor Group recorded $118 million of net sales to the non-guarantor subsidiaries and $15 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

	March 29, 2025	December 28, 2024
ASSETS
Current assets	$6,789	$4,506
Current assets due from affiliates(a)	220	445
Non-current assets	5,823	5,848
Goodwill	8,823	8,823
Intangible assets, net	1,853	1,881
Non-current assets due from affiliates(b)	28	28
LIABILITIES
Current liabilities	$3,949	$5,563
Current liabilities due to affiliates(a)	978	1,924
Non-current liabilities	22,919	22,846
Non-current liabilities due to affiliates(b)	199	194
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meats, coffee bean, sugar and other sweeteners, tomatoes, edible oils, wheat products, eggs, and fruits and vegetables to manufacture our products. In addition, we purchase and use significant quantities of plastics, cardboard, resins, glass and paper to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor global supply and cost trends of these commodities.
During the three months ended March 29, 2025, we experienced stabilized commodity costs for tomato products, sugar and other sweeteners, fruits and vegetables, and wheat products, while coffee, cheese and dairy, meat, and eggs costs increased and commodity costs for edible oils decreased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on how we manage commodity costs.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our critical accounting estimates and assumptions related to goodwill and intangible assets are described below. We have included an update to our critical accounting estimates as we performed an interim triggering event impairment test as a result of the Q1 Europe reorganization. The Q1 Europe reorganization did not impact our brands and the information below is limited to our consolidated goodwill balances. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 28, 2024 for a discussion of our other critical accounting estimates and assumptions.
Goodwill and Intangible Assets:
As of March 29, 2025, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $28.8 billion at March 29, 2025.

We test our reporting units and brands for impairment annually, as of the first day of our third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill. See Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, for a discussion of the timing of the annual impairment test.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets has led and could in the future lead to goodwill or intangible asset impairments.
Our reporting units that were impaired in 2024 were written down to their respective fair values, resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and our other reporting units that had 20% or less excess fair value over carrying amount as of their latest impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Reporting units with 10% or less fair value over carrying amount, including reporting units that were impaired as part of their latest impairment test resulting in zero excess fair value over carrying amount, had an aggregate goodwill carrying amount after impairment of $21.9 billion as of the latest impairment test and included TMS, AFH, MC, and CNAC. Our WE reporting unit had 10-20% fair value over carrying amount with an aggregate goodwill carrying amount of $2.2 billion as of the latest impairment test. Our HD and Asia reporting units had 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $4.6 billion as of the latest impairment test. Our reporting units that have less than 5% excess fair value over carrying amount as of the latest impairment test are considered at a heightened risk of future impairments and include our TMS and AFH reporting units, which had an aggregate goodwill carrying amount of $18.6 billion. Our four remaining reporting units had no goodwill carrying amount at the time of the 2024 annual impairment test.
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
The discount rates and long-term growth rates used to estimate the fair values of our reporting units with 20% or less excess fair value over carrying amount, as well as the goodwill carrying amounts, as of their latest impairment test were as follows:

	Goodwill Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate
		Minimum	Maximum	Minimum	Maximum
Reporting units	$24.1	7.8%	12.0%	1.3%	4.0%
Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates and long-term growth rates on the fair values of our reporting units with 20% or less excess fair value over carrying amount. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

If we had changed the assumptions used to estimate the fair value of our reporting units with 20% or less excess fair value over carrying amount, as of their latest impairment test date, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units (in billions):

	Discount Rate		Long-Term Growth Rate
	50-Basis-Point		25-Basis-Point
	Increase	Decrease	Increase	Decrease
Reporting units	$(4.0)	$4.7	$2.0	$(1.8)
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended March 29, 2025
North America	$4,488	$(27)	$—	$4,515
International Developed Markets	817	(23)	—	840
Emerging Markets	694	(34)	—	728
Kraft Heinz	$5,999	$(84)	$—	$6,083

Three Months Ended March 30, 2024
North America	$4,828	$—	$—	$4,828
International Developed Markets	855	—	—	855
Emerging Markets	728	20	8	700
Kraft Heinz	$6,411	$20	$8	$6,383

Year-over-year growth rates
North America	(7.0)%	(0.5) pp	0.0 pp	(6.5)%	0.6 pp	(7.1) pp
International Developed Markets	(4.4)%	(2.7) pp	0.0 pp	(1.7)%	(0.2) pp	(1.5) pp
Emerging Markets	(4.7)%	(7.5) pp	(1.1) pp	3.9%	4.3 pp	(0.4) pp
Kraft Heinz	(6.4)%	(1.6) pp	(0.1) pp	(4.7)%	0.9 pp	(5.6) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 29, 2025	March 30, 2024
Operating income/(loss)	$1,196	$1,302
Restructuring activities	4	(3)
Unrealized losses/(gains) on commodity hedges	(1)	(34)
Adjusted Operating Income	$1,199	$1,265

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	March 29, 2025	March 30, 2024
Diluted EPS	$0.59	$0.66
Restructuring activities(a)	0.01	—
Unrealized losses/(gains) on commodity hedges(b)	—	(0.02)
Losses/(gains) on sale of business(c)	—	0.05
Nonmonetary currency devaluation(d)	0.01	—
Certain significant discrete income tax items(e)	0.01	—
Adjusted EPS	$0.62	$0.69
(a)    Gross expenses/(income) included in restructuring activities was expense of $4 million ($3 million after-tax) for the three months ended March 29, 2025 and income of $3 million ($2 million after-tax) for the three months ended March 30, 2024 and were recorded in the following income statement line items:
•Cost of products sold included income of $2 million for the three months ended March 29, 2025 and expenses of $1 million for the three months ended March 30, 2024; and
•SG&A included expenses of $6 million for the three months ended March 29, 2025 and income of $4 million for the three months ended March 30, 2024.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $1 million ($1 million after-tax) for the three months ended March 29, 2025 and income of $34 million ($26 million after-tax) for the three months ended March 30, 2024, and were recorded in cost of products sold.
(c)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of $80 million ($68 million after-tax) for the three months ended March 30, 2024 and were recorded in other expense/(income).
(d)    Gross expenses included in nonmonetary currency devaluation were $14 million ($14 million after-tax) for the three months ended March 29, 2025 and were recorded in other expense/(income).
(e)    Certain significant discrete income tax items were an expense of $13 million for the three months ended March 29, 2025. The expense represents current period movement in the valuation allowance against deferred tax assets in our subsidiary in Brazil and adjustments recorded to the deferred tax asset and valuation allowance related to the transfer of business operations to a wholly-owned subsidiary in the Netherlands in December 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended March 29, 2025. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 29, 2025, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended March 29, 2025 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
12/29/2024 — 2/1/2025	1,471	$30.55	—	$1,901
2/2/2025 — 3/1/2025	3,792,538	30.25	3,300,000	1,802
3/2/2025 — 3/29/2025	3,674,407	30.42	3,319,577	1,702
Total	7,468,416		6,619,577
(a)    Includes (1) shares purchased pursuant to the share repurchase program described in (b) below, and (2) shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
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
Item 5. Other Information.
(c) Insider Stock Trading Arrangements: On February 19, 2025, Carlos Abrams-Rivera, Chief Executive Officer and member of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 182,183 shares of Kraft Heinz common stock between May 20, 2025 and May 15, 2026, subject to certain conditions. On February 20, 2025, Melissa Werneck, Executive Vice President and Global Chief People Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 81,438 shares of Kraft Heinz common stock between June 2, 2025 and February 26, 2026, subject to certain conditions. On March 4, 2025, Cory Onell, Executive Vice President and Chief Omnichannel Sales and Asian Emerging Markets Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 47,782 shares of Kraft Heinz common stock, as well as any shares of common stock underlying dividend equivalent units that accrue RSUs when dividends are paid on Kraft Heinz common stock (less any shares that may be withheld for taxes upon vesting), between June 3, 2025 and March 31, 2026, subject to certain conditions. On March 17, 2025, Marcos Eloi Lima, Executive Vice President and Chief Procurement and Sustainability Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 177,149 shares of Kraft Heinz common stock, as well as any shares of common stock underlying dividend equivalent units that accrue RSUs when dividends are paid on Kraft Heinz common stock (less any shares that may be withheld for taxes upon vesting), between June 20, 2025 and March 17, 2026, subject to certain conditions. On March 18, 2025, an entity owned by a trust of which Elio Leoni Sceti, a member of the Board of Directors, is a beneficiary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 50,000 shares of Kraft Heinz common stock between June 17, 2025 and December 18, 2025, subject to certain conditions. On March 20, 2025, Flavio Torres, Executive Vice President and Global Chief Supply Chain Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 228,871 shares of Kraft Heinz common stock, as well as any shares of common stock underlying dividend equivalent units that accrue RSUs when dividends are paid on Kraft Heinz common stock (less any shares that may be withheld for taxes upon vesting), between June 20, 2025 and March 20, 2026, subject to certain conditions.

Item 6. Exhibits.

Exhibit No.	Descriptions
4.1
Twelfth Supplemental Indenture, dated as of February 25, 2025, relating to the $500,000,000 Senior Notes due 2032 and the $500,000,000 Senior Notes due 2035, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 25, 2025).

4.2	Form of $500,000,000 Senior Notes due 2032 (included as Exhibit A-1 to Exhibit 4.1)
4.3	Form of $500,000,000 Senior Notes due 2035 (included as Exhibit A-2 to Exhibit 4.1).
4.4
Thirteenth Supplemental Indenture, dated as of February 25, 2025, relating to the €600,000,000 Senior Notes due 2033, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on February 25, 2025).

4.5	Form of €600,000,000 Senior Notes due 2033 (included as Exhibit A to Exhibit 4.4).
10.1	2025 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Award Agreement.+*
22.1	List of Guarantor Subsidiaries.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 2025, formatted in iXBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	April 29, 2025
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	April 29, 2025
		By:	/s/ Vince Garlati
Vince Garlati
Vice President and Global Controller
(Principal Accounting Officer)