Form 10-Q
period 2025-06-28
Kraft Heinz Co
filed 2025-07-30
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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

As of July 26, 2025, there were 1,183,599,215 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$6,352	$6,476	$12,351	$12,887
Cost of products sold	4,169	4,182	8,104	8,350
Gross profit	2,183	2,294	4,247	4,537
Selling, general and administrative expenses, excluding impairment losses	891	918	1,759	1,859
Goodwill impairment losses	6,694	854	6,694	854
Intangible asset impairment losses	2,572	—	2,572	—
Selling, general and administrative expenses	10,157	1,772	11,025	2,713
Operating income/(loss)	(7,974)	522	(6,778)	1,824
Interest expense	240	229	469	455
Other expense/(income)	(47)	(55)	(98)	(8)
Income/(loss) before income taxes	(8,167)	348	(7,149)	1,377
Provision for/(benefit from) income taxes	(344)	248	(40)	473
Net income/(loss)	(7,823)	100	(7,109)	904
Net income/(loss) attributable to noncontrolling interest	1	(2)	3	1
Net income/(loss) attributable to common shareholders	$(7,824)	$102	$(7,112)	$903
Per share data applicable to common shareholders:
Basic earnings/(loss)	$(6.60)	$0.08	$(5.98)	$0.74
Diluted earnings/(loss)	(6.60)	0.08	(5.98)	0.74
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income/(loss)	$(7,823)	$100	$(7,109)	$904
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	672	(108)	981	(292)
Net deferred gains/(losses) on net investment hedges	(239)	29	(299)	103
Amounts excluded from the effectiveness assessment of net investment hedges	10	8	17	18
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(12)	(9)	(19)	(18)
Net deferred gains/(losses) on cash flow hedges	86	(5)	106	3
Amounts excluded from the effectiveness assessment of cash flow hedges	—	1	(1)	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(120)	5	(178)	19
Amounts excluded from the effectiveness assessment of fair value hedges	(7)	3	12	3
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	1	—	(1)	—
Net deferred gains/(losses) on available-for-sale debt securities	—	—	(1)	—
Net actuarial gains/(losses) arising during the period	(33)	—	(33)	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	4	(3)	—	(7)
Total other comprehensive income/(loss)	362	(79)	584	(172)
Total comprehensive income/(loss)	(7,461)	21	(6,525)	732
Comprehensive income/(loss) attributable to noncontrolling interest	(11)	(12)	(9)	(37)
Comprehensive income/(loss) attributable to common shareholders	$(7,450)	$33	$(6,516)	$769
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	June 28, 2025	December 28, 2024
ASSETS
Cash and cash equivalents	$1,567	$1,334
Trade receivables (net of allowances of $26 at June 28, 2025 and $26 at December 28, 2024)	2,344	2,147
Inventories	3,567	3,376
Prepaid expenses	258	215
Marketable securities	997	—
Other current assets	508	583
Total current assets	9,241	7,655
Property, plant and equipment, net	7,251	7,152
Goodwill	22,226	28,673
Intangible assets, net	37,782	40,099
Other non-current assets	5,081	4,708
TOTAL ASSETS	$81,581	$88,287
LIABILITIES AND EQUITY
Current portion of long-term debt	$1,904	$654
Accounts payable	4,340	4,188
Accrued marketing	749	697
Interest payable	281	263
Other current liabilities	1,350	1,451
Total current liabilities	8,624	7,253
Long-term debt	19,307	19,215
Deferred income taxes	9,103	9,679
Accrued postemployment costs	139	135
Long-term deferred income	1,348	1,374
Other non-current liabilities	1,568	1,306
TOTAL LIABILITIES	40,089	38,962
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	7	6
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,257 shares issued and 1,184 shares outstanding at June 28, 2025; 1,254 shares issued and 1,195 shares outstanding at December 28, 2024)	12	12
Additional paid-in capital	52,196	52,135
Retained earnings/(deficit)	(5,895)	2,171
Accumulated other comprehensive income/(losses)	(2,319)	(2,915)
Treasury stock, at cost (73 shares at June 28, 2025 and 59 shares at December 28, 2024)	(2,636)	(2,218)
Total shareholders' equity	41,358	49,185
Noncontrolling interest	127	134
TOTAL EQUITY	41,485	49,319
TOTAL LIABILITIES AND EQUITY	$81,581	$88,287
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2024	$12	$52,135	$2,171	$(2,915)	$(2,218)	$134	$49,319
Net income/(loss) excluding redeemable noncontrolling interest	—	—	712	—	—	2	714
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	222	—	(1)	221
Dividends declared-common stock ($0.40 per share)	—	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	(214)	—	(214)
Exercise of stock options, issuance of other stock awards, and other	—	34	—	—	—	3	37
Balance at March 29, 2025	$12	$52,169	$2,404	$(2,693)	$(2,432)	$138	$49,598
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(7,824)	—	—	1	(7,823)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	374	—	(13)	361
Dividends declared-common stock ($0.40 per share)	—	—	(475)	—	—	—	(475)
Repurchase of common stock	—	—	—	—	(188)	—	(188)
Exercise of stock options, issuance of other stock awards, and other	—	27	—	—	(16)	1	12
Balance at June 28, 2025	$12	$52,196	$(5,895)	$(2,319)	$(2,636)	$127	$41,485

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2023	$12	$52,037	$1,367	$(2,604)	$(1,286)	$162	$49,688
Net income/(loss) excluding redeemable noncontrolling interest	—	—	801	—	—	2	803
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(65)	—	(29)	(94)
Dividends declared-common stock ($0.40 per share)	—	—	(488)	—	—	—	(488)
Dividends declared-noncontrolling interest ($98.77 per share)	—	—	—	—	—	(7)	(7)
Repurchase of common stock	—	—	—	—	(280)	—	(280)
Exercise of stock options, issuance of other stock awards, and other	—	13	—	—	15	3	31
Balance at March 30, 2024	$12	$52,050	$1,680	$(2,669)	$(1,551)	$131	$49,653
Net income/(loss) excluding redeemable noncontrolling interest	—	—	102	—	—	(1)	101
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(69)	—	(4)	(73)
Dividends declared-common stock ($0.40 per share)	—	—	(485)	—	—	—	(485)
Repurchase of common stock	—	—	—	—	(204)	—	(204)
Exercise of stock options, issuance of other stock awards, and other	—	36	—	—	(7)	—	29
Balance at June 29, 2024	$12	$52,086	$1,297	$(2,738)	$(1,762)	$126	$49,021
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	June 28, 2025	June 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(7,109)	$904
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	472	469
Divestiture-related license income	(26)	(27)
Equity award compensation expense	53	65
Deferred income tax provision/(benefit)	(595)	(48)
Postemployment benefit plan contributions	(8)	(9)
Goodwill and intangible asset impairment losses	9,266	854
Nonmonetary currency devaluation	21	4
Loss/(gain) on sale of business	—	79
Other items, net	(28)	(60)
Changes in current assets and liabilities:
Trade receivables	(123)	(113)
Inventories	(164)	(101)
Accounts payable	109	(40)
Other current assets	1	(114)
Other current liabilities	60	(150)
Net cash provided by/(used for) operating activities	1,929	1,713
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(425)	(543)
Purchases of marketable securities	(1,033)	—
Proceeds from sale of marketable securities	45	—
Proceeds from sale of business, net of cash disposed and working capital adjustments	9	3
Payments to acquire intangible assets	—	(140)
Other investing activities, net	56	48
Net cash provided by/(used for) investing activities	(1,348)	(632)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(676)	(606)
Proceeds from issuance of long-term debt	1,620	593
Dividends paid	(951)	(969)
Repurchases of common stock	(435)	(537)
Other financing activities, net	19	(46)
Net cash provided by/(used for) financing activities	(423)	(1,565)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	68	(18)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	226	(502)
Balance at beginning of period	1,486	1,404
Balance at end of period	$1,712	$902
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
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of 90 days or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At June 28, 2025, we had restricted cash of $31 million recorded in other current assets and restricted cash of $114 million recorded in other non-current assets. At December 28, 2024, we had restricted cash of $31 million recorded in other current assets and restricted cash of $121 million recorded in other non-current assets. Total cash, cash equivalents, and restricted cash was $1,712 million at June 28, 2025 and $1,486 million at December 28, 2024.

Note 2. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.
Note 3. New Accounting Standards
Accounting Standards Not Yet Adopted
Income Taxes (Topic 740) – Improvements to Income Tax Disclosures:
In December 2023, the FASB issued ASU 2023-09 to improve income tax disclosure requirements under ASC 740, Income Taxes. The guidance requires entities to provide separate information about a reporting entity’s effective tax rate reconciliation and about income taxes paid. This ASU will be effective for annual periods beginning after December 15, 2024. We currently expect to adopt ASU 2023-09 in our Annual Report on Form 10-K for the year ended December 27, 2025 on a prospective basis. While the standard will require additional disclosures related to the Company’s income taxes, we do not expect this ASU to have an impact on our financial statements.
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):
In November 2024, the FASB issued ASU 2024-03 to improve financial reporting under ASC 220, Income Statement-Reporting Comprehensive Income. The guidance requires entities to disclose additional information about specific expense categories related to cost of sales and selling, general and administrative expenses (“SG&A”) in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impacts this ASU will have on our financial statements and related disclosures.
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
Deal Costs:
We incurred no deal costs for the three and six months ended June 28, 2025 and insignificant deal costs for the three and six months ended June 29, 2024 related to our divestitures. We recognized these deal costs in SG&A.
Italy Infant Transaction:
On July 9, 2025, we entered into a definitive agreement with a third party, NewPrinces S.p.A., to sell our infant and specialty food business in Italy for cash consideration of approximately $140 million (the “Italy Infant Transaction”). The net assets to be transferred in the Italy Infant Transaction include, among other things, our intellectual property rights to the Plasmon and Nipiol brands and one manufacturing facility in Italy. We are currently evaluating the financial statement impacts of the Italy Infant Transaction. We expect that the related assets and liabilities will be classified as held for sale on our condensed consolidated balance sheet beginning in the third quarter of 2025. The Italy Infant Transaction is expected to close in the first quarter of 2026, subject to customary closing conditions, including regulatory approvals.
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our restructuring activities.

Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. For the six months ended June 28, 2025, we eliminated approximately 525 positions related to these programs. As of June 28, 2025, we expect to eliminate approximately 200 additional positions during the remainder of 2025. For the three months ended June 28, 2025, restructuring activities resulted in net expenses of $10 million and included a net expense of $14 million of other restructuring costs, a net benefit of $3 million of other exit costs, and a net benefit of $1 million of severance and employee benefit costs For the six months ended June 28, 2025, restructuring activities resulted in net expenses of $14 million and included a net expense of $14 million of other restructuring costs, a net expense of $3 million of severance and employee benefit costs, and a net benefit of $3 million of other exit costs. Restructuring activities resulted in a net expense of $2 million for the three months and a net benefit of $1 million for the six months ended June 29, 2024.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 28, 2024	$29	$11	$40
Charges/(credits)	3	(3)	—
Cash payments	(21)	(5)	(26)
Balance at June 28, 2025	$11	$3	$14
We expect the majority of the liability for severance and employee benefit costs as of June 28, 2025 to be paid by the end of 2025. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire in 2026.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Severance and employee benefit costs - Cost of products sold	$1	$—	$(1)	$—
Severance and employee benefit costs - SG&A	(2)	1	4	(5)
Severance and employee benefit costs - Other expense/(income)	—	(1)	—	(1)
Other costs - Cost of products sold	—	1	—	2
Other costs - SG&A	1	1	1	3
Other costs - Other expense/(income)	10	—	10	—
	$10	$2	$14	$(1)
We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
North America	$11	$1	$15	$(1)
International Developed Markets	—	(1)	(3)	(2)
Emerging Markets(a)	(1)	—	(1)	—
General corporate expenses	—	2	3	2
	$10	$2	$14	$(1)
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.

Note 6. Inventories
Inventories consisted of the following (in millions):

	June 28, 2025	December 28, 2024
Packaging and ingredients	$846	$950
Spare parts	261	245
Work in process	263	310
Finished products	2,197	1,871
Inventories	$3,567	$3,376
Note 7. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International Developed Markets	Emerging Markets	Total
Balance at December 28, 2024	$26,232	$2,134	$307	$28,673
Impairment losses	(5,875)	(819)	—	(6,694)
Translation adjustments and other	35	207	5	247
Balance at June 28, 2025	$20,392	$1,522	$312	$22,226
Q2 2025 Goodwill Impairment Testing
During the second quarter of 2025, we concluded that the sustained decline in our share price and market capitalization was a triggering event requiring an interim goodwill impairment assessment for all reporting units. We performed an interim impairment test (“Q2 Impairment Test”) as of the last day of our second quarter, June 28, 2025, and utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units.
As a result of our Q2 Impairment Test, we recognized non-cash goodwill impairment losses of $6.7 billion in SG&A in the second quarter of 2025, of which $3.1 billion related to our Taste Elevation, Ready Meals and Snacking (“TMS”) reporting unit, $1.6 billion related to our Meat & Cheese (“MC”) reporting unit, $805 million related to our Canada and North America Coffee (“CNAC”) reporting unit, and $400 million related to our Away from Home & Kraft Heinz Ingredients (“AFH”) reporting unit within our North America segment, as well as $819 million related to our Western Europe (“WE”) reporting unit within our International Developed Markets segment.
The impairments of our TMS, AFH, WE, MC, and CNAC reporting units were primarily due to the market’s perceived risk of our ability to achieve our future cash flow projections, due, in part, to uncertainty in the macroeconomic environment in which we operate. The impairment of our MC reporting unit was also partially driven by a reduction of future long-term growth assumptions. After these impairments, the goodwill carrying amount is $12.8 billion in our TMS reporting unit, $2.3 billion in our AFH reporting unit, $1.5 billion in our WE reporting unit, $886 million in our MC reporting unit, and $82 million in our CNAC reporting unit.
As of June 28, 2025, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $22.2 billion at June 28, 2025.
Accumulated impairment losses to goodwill were $20.2 billion as of June 28, 2025 and $13.5 billion as of December 28, 2024.
Q1 2025 Goodwill Impairment Testing
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
2024 Year-to-Date Goodwill Impairment Testing
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
Additional Goodwill Considerations
Our reporting units that were impaired as of the Q2 Impairment Test were written down to their respective fair values resulting in zero excess fair value over carrying amount. These reporting units include TMS, AFH, WE, MC, and CNAC, which had an aggregate goodwill carrying amount of $17.6 billion as of the Q2 Impairment Test. Our HD reporting unit had less than 20% fair value over carrying amount with an aggregate goodwill carrying amount of $4.3 billion. Accordingly, these reporting units have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Our Asia reporting unit had 20-50% fair value over carrying amount with an aggregate goodwill carrying amount of $312 million as of the Q2 Impairment Test date. Although our Asia reporting unit had more than 20% excess fair value over carrying amount as of our latest impairment test, this amount is also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.

As of the first day of the third quarter of 2025, certain organizational changes occurred that resulted in a change to the reporting unit composition within our North America segment. Our six North America reporting units — TMS, HD, MC, AFH, CNAC, and Other North America — were reorganized into the five reporting units: Elevation; Hydration, Desserts, & Meals (“HDM”); Meat, Cheese, Coffee, & Snacks (“MCCS”); Canada; and Other North America. We have determined these changes represent a change in composition for the TMS, HD, MC, AFH, and CNAC reporting units as they will be reorganized into Elevation, HDM, MCCS, and Canada reporting units and will require us to reallocate goodwill from the former reporting units to the new reporting units. As a result of this organizational change, we will perform a pre-reorganization impairment test on the impacted reporting units, and a post-reorganization impairment test that will occur in conjunction with our annual impairment test in the third quarter of 2025. As these transition tests will incorporate changes to our reporting unit composition, as well as updates to our estimated future cash flows, among other assumptions, there is a risk that future impairment charges may occur.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, long-term growth rates, royalty rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future goodwill impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 28, 2024	$36,456
Impairment losses	(2,561)
Translation adjustments and other	323
Balance at June 28, 2025	$34,218
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $34.2 billion at June 28, 2025.
Q2 2025 Indefinite-Lived Intangible Asset Impairment Testing
During the second quarter of 2025, we concluded that the sustained decline in our share price and market capitalization was a triggering event requiring an interim indefinite-lived intangible asset impairment assessment for our brands. As part of the Q2 Impairment Test, we utilized the multi-period excess earnings and relief from royalty method under the income approach to estimate the fair value of our indefinite-lived intangible assets.
As a result of our Q2 Impairment Test, we recognized non-cash intangible asset impairment losses of $2.6 billion in SG&A in the second quarter of 2025, of which $1.9 billion related to Kraft, $382 million related to Velveeta, $175 million related to Lunchables, $100 million related to Maxwell House and $42 million related to two other brands in our North America segment, consistent with ownership of the trademarks. The impairments of these brands were primarily due to the market’s perceived risk of our ability to achieve our future year revenue growth and margin growth assumptions, due, in part, to uncertainty in the macroeconomic environment in which we operate. After these impairments, the aggregate carrying amount of these brands was $13.0 billion.
Additional Indefinite-Lived Intangible Asset Considerations
As of the Q2 Impairment Test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $17.6 billion, brands with 20%-50% fair value over carrying amount had an aggregate carrying amount of $7.7 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $8.9 billion.
Our brands that were impaired as of the applicable impairment test dates were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Accordingly, these and other individual brands that had 20% or less excess fair value over carrying amount as of our Q2 Impairment Test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although our remaining brands had more than 20% excess fair value over carrying amount as of our Q2 Impairment Test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows, income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future intangible asset impairments.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	June 28, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,451	$(976)	$1,475	$2,392	$(893)	$1,499
Customer-related assets	3,722	(1,642)	2,080	3,665	(1,530)	2,135
Other	13	(4)	9	13	(4)	9
	$6,186	$(2,622)	$3,564	$6,070	$(2,427)	$3,643
Amortization expense for definite-lived intangible assets was $62 million for the three months and $123 million for the six months ended June 28, 2025, and $65 million for the three months and $129 million for the six months ended June 29, 2024. Aside from amortization expense, the change in definite-lived intangible assets from December 28, 2024 to June 28, 2025 is primarily related to non-cash intangible asset impairment losses of $11 million related to two definite-lived intangible assets within our International Developed Markets segment and the impact of foreign currency.
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
Our estimated annual effective tax rate was 25.8% as of June 28, 2025, and 20.7% as of June 29, 2024. The year-over-year increase was primarily due to the changes made to our corporate entity structure in December 2024 in conjunction with the Pillar Two legislative developments made under the Organization for Economic Co-operation and Development (OECD). See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on this change to our corporate entity structure.
Our effective tax rate for the three months ended June 28, 2025 was a benefit of 4.2% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 21.6%. This impact was partially offset by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
Our effective tax rate for the three months ended June 29, 2024 was an expense of 71.1% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 50.8%. This impact was partially offset by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions and the release of a valuation allowance on certain deferred tax assets.
The year-over-year change in the effective tax rate for the three-month period was primarily driven by the impact of non-deductible goodwill impairments and a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions primarily due to the changes made to our corporate entity structure in December 2024.

Our effective tax rate for the six months ended June 28, 2025 was a benefit of 0.6% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 24.7%. In addition to the impact of these non-cash impairment losses, our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions.
Our effective tax rate for the six months ended June 29, 2024 was an expense of 34.4% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 12.4%. This impact was partially offset by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
The year-over-year change in the effective tax rate for the six month period was primarily due to the impact of non-deductible goodwill impairments, and a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
Other Income Tax Matters:
We are currently under examination for income taxes by the IRS for the years 2018 through 2022. In the third quarter of 2023, we received two Notices of Proposed Adjustment (the “NOPAs”) relating to transfer pricing with our foreign subsidiaries for the years 2018 and 2019. The NOPAs propose an increase to our U.S. taxable income that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2018 and approximately $210 million for 2019, excluding interest, and assert penalties of approximately $85 million for each of 2018 and 2019. We strongly disagree with the IRS’s positions, believe that our tax positions are well documented and properly supported, and intend to vigorously contest the positions taken by the IRS and pursue all available administrative and judicial remedies. Therefore, we have not recorded any reserves related to this issue. We continue to maintain the same operating model and transfer pricing methodology with our foreign subsidiaries that was in place for the years 2018 and 2019, and the IRS began its audit of 2020, 2021, and 2022 during the first quarter of 2024. We believe our income tax reserves are appropriate for all open tax years and that final adjudication of this matter will not have a material impact on our results of operations and cash flows. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and/or potential penalties, our results of operations and cash flows could be materially affected.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. The OBBBA includes changes to U.S. tax law that will be applicable to the Company beginning in 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research and development expenditures. We are currently evaluating the law and its impact on our financial statements.
Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 28, 2024	6,720,421	$46.44
Granted	936,208	30.71
Forfeited	(1,786,327)	50.30
Outstanding at June 28, 2025	5,870,302	42.75
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2024	6,705,507	$37.31
Granted	2,423,731	30.96
Forfeited	(565,221)	35.43
Vested	(1,909,147)	38.44
Outstanding at June 28, 2025	6,654,870	34.84
The aggregate fair value of RSUs that vested during the period was $58 million for the six months ended June 28, 2025.

Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2024	5,389,930	$31.77
Granted	3,163,212	30.50
Forfeited(a)	(1,351,496)	31.67
Vested	(636,046)	33.58
Outstanding at June 28, 2025	6,565,600	30.92
(a)    Includes PSUs forfeited due to employee terminations and performance conditions that were not satisfied.
The aggregate fair value of PSUs that vested during the period was $20 million for the six months ended June 28, 2025.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our postemployment-related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plan		Non-U.S. Plans
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$1	$1	$1	$1
Interest cost	32	33	14	14
Expected return on plan assets	(50)	(49)	(21)	(21)
Amortization of prior service costs/(credits)	1	—	—	1
Amortization of unrecognized losses/(gains)	—	—	4	3
Settlements	10	—	—	—
Special/contractual termination benefits	—	—	—	(1)
Net pension cost/(benefit)	$(6)	$(15)	$(2)	$(3)

	For the Six Months Ended
	U.S. Plan		Non-U.S. Plans
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$1	$1	$2	$3
Interest cost	65	67	28	28
Expected return on plan assets	(99)	(98)	(42)	(42)
Amortization of prior service costs/(credits)	1	—	1	1
Amortization of unrecognized losses/(gains)	—	—	7	6
Settlements	10	—	—	—
Special/contractual termination benefits	—	—	—	(1)
Net pension cost/(benefit)	$(22)	$(30)	$(4)	$(5)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.

Employer Contributions:
Related to our non-U.S. pension plans, we contributed $2 million during the six months ended June 28, 2025 and plan to make further contributions of approximately $4 million during the remainder of 2025. We did not contribute to our U.S. pension plan during the six months ended June 28, 2025 and do not plan to make contributions during the remainder of 2025. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2025. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$—	$—	$1	$1
Interest cost	8	8	15	16
Expected return on plan assets	(11)	(14)	(23)	(28)
Amortization of prior service costs/(credits)	(3)	(2)	(6)	(5)
Amortization of unrecognized losses/(gains)	(7)	(6)	(13)	(11)
Net postretirement cost/(benefit)	$(13)	$(14)	$(26)	$(27)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the six months ended June 28, 2025, we contributed $6 million to our postretirement benefit plans. We plan to make further contributions of approximately $5 million to our postretirement benefit plans during the remainder of 2025. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2025. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	June 28, 2025	December 28, 2024
Commodity contracts	$1,101	$1,152
Foreign exchange contracts	3,808	3,067
Cross-currency contracts	6,361	7,449

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	June 28, 2025
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$36	$26	$36	$26
Cross-currency contracts(b)	—	—	200	404	200	404
Derivatives not designated as hedging instruments:
Commodity contracts(c)	34	28	3	16	37	44
Foreign exchange contracts(a)	—	—	31	16	31	16
Total fair value	$34	$28	$270	$462	$304	$490
(a)    At June 28, 2025, the fair value of our derivative assets was recorded in other current assets ($38 million) and other non-current assets ($29 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($37 million) and other non-current liabilities ($5 million).
(b)    At June 28, 2025, the fair value of our derivative assets was recorded in other current assets ($68 million) and other non-current assets ($132 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($22 million) and other non-current liabilities ($382 million).
(c)     At June 28, 2025, the fair value of our derivative assets was recorded in other current assets ($36 million) and other non-current assets ($1 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($42 million) and non-current liabilities ($2 million).

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $207 million at June 28, 2025 and $141 million at December 28, 2024. We had posted collateral related to commodity derivative margin requirements of $10 million at June 28, 2025 and $25 million at December 28, 2024, which were included in prepaid expenses on our condensed consolidated balance sheets.
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
Net Investment Hedging:
At June 28, 2025, we had the following items designated as net investment hedges:
•Non-derivative foreign-currency denominated debt with principal amounts of €1.2 billion; and
•Cross-currency contracts with notional amounts of €2.2 billion ($2.4 billion), C$1.3 billion ($900 million), CNY4.0 billion ($549 million), and JPY9.6 billion ($68 million).
The components of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts.
Cash Flow Hedge Coverage:
At June 28, 2025, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 2 years and into cross-currency contracts designated as cash flow hedges for periods not exceeding the next 3 years.
Fair Value Hedge Coverage:
At June 28, 2025, we had fair value hedges of the foreign currency exposure of both intercompany and external foreign currency denominated loans:
•Foreign exchange contracts with notional amounts of £400 million ($549 million) and the carrying value of the hedged item of $548 million is included in the long-term debt on the condensed consolidated balance sheets; and
•Cross-currency contracts with notional amounts of £683 million ($864 million) and MXN4.8 billion ($251 million) and carrying value of intercompany hedged items of $1.2 billion.
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
Deferred Hedging Gains and Losses on Fair Value and Cash Flow Hedges:
Based on our valuation at June 28, 2025 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on foreign exchange cash flow hedges to be approximately $8 million and on interest rate cash flow hedges, foreign exchange fair value hedges, and cross-currency fair value hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) during the next 12 months on cross-currency cash flow hedges to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash flow hedges:
Foreign exchange contracts	$(38)	$12	$(48)	$31	Cost of products sold
Foreign exchange contracts (excluded component)	—	(2)	(1)	(6)	Cost of products sold
Foreign exchange contracts	(1)	—	(2)	—	SG&A
Foreign exchange contracts	—	6	—	27	Other expense/(income)
Foreign exchange contracts (excluded component)	—	3	—	—	Other expense/(income)
Cross-currency contracts	158	(23)	201	(59)	Other expense/(income)
Cross-currency contracts	(4)	(7)	(10)	(15)	Interest expense
Net investment hedges:
Cross-currency contracts	(229)	32	(259)	106	Other expense/(income)
Cross-currency contracts (excluded component)	13	12	22	24	Interest expense
Fair value hedges:
Foreign exchange contracts (excluded component)	—	—	(3)	—	Other expense/(income)
Cross-currency contracts (excluded component)	(7)	3	22	3	Other expense/(income)
Total gains/(losses) recognized in statements of comprehensive income	$(108)	$36	$(78)	$111

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) recorded to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	June 28, 2025			June 29, 2024
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,169	$240	$(47)	$4,182	$229	$(55)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$5	$—	$—	$2	$—	$6
Foreign exchange contracts (excluded component)	—	—	—	(2)	—	3
Cross-currency contracts	—	(5)	161	—	(7)	(14)
Net investment hedges:(a)
Cross-currency contracts (excluded component)	—	16	—	—	12	—
Fair Value hedges:
Foreign exchange contracts	—	—	31	—	—	—
Cross-currency contracts	—	—	(53)	—	—	(7)
Hedged items(b)	—	—	22	—	—	7
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	6	—	—	(7)	—	—
Foreign exchange contracts	—	—	(2)	—	—	1
Cross-currency contracts	—	—	1	—	—	2
Total gains/(losses) recognized in statements of income	$11	$11	$160	$(7)	$5	$(2)
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedge and hedged items gains/(losses) in fair value hedges.

	For the Six Months Ended
	June 28, 2025			June 29, 2024
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	8,104	469	(98)	8,350	455	(8)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$15	$—	$—	$5	$—	$27
Foreign exchange contracts (excluded component)	(1)	—	—	(4)	—	3
Cross-currency contracts	—	(11)	235	—	(15)	(58)
Net investment hedges: (a)
Cross-currency contracts (excluded component)	—	25	—	—	24	—
Fair Value hedges:
Foreign exchange contracts	—	—	31	—	—	—
Cross-currency contracts	—	—	(87)	—	—	(7)
Cross-currency contracts (excluded component)(b)	—	—	3	—	—	—
Hedged items(b)	—	—	56	—	—	7
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(5)	—	—	2	—	—
Foreign exchange contracts	—	—	7	—	—	9
Interest rate contracts(c)	—	—	—	—	—	(3)
Cross-currency contracts	—	—	2	—	—	(19)
Total gains/(losses) recognized in statements of income	$9	$14	$247	$3	$9	$(41)
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
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $86 million for the three months and $135 million for the six months ended June 28, 2025 and pre-tax gains of $7 million for the three months and $31 million for the six months ended June 29, 2024. These amounts were recognized in other comprehensive income/(loss).
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
We classify our investments in commercial paper, corporate bonds, and U.S. treasury and agency securities as Level 2 as such investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data.
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
The following table presents our available-for-sale debt securities’ amortized cost basis, fair value and unrealized gains and losses by significant investment category (in millions):

	June 28, 2025
	Amortized Cost Basis(a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Corporate bonds	$292	$—	$—	$292
Commercial paper	669	—	(1)	668
U.S. treasury and agency	51	—	—	51
Total	$1,012	$—	$(1)	$1,011
(a)    Amortized cost basis excludes approximately $3 million of accrued interest.
We purchased approximately $1.6 billion in corporate bonds, commercial paper, and U.S. treasury and agency securities and received approximately $568 million in proceeds from maturity of corporate bonds, commercial paper, and U.S. treasury and agency securities for the six months ended June 28, 2025. During the same period, no investments in corporate bonds, commercial paper, and U.S. treasury and agency securities were sold prior to maturity. We recognized no direct write-off’s or allowances for credit losses in earnings for the three and six months ended June 28, 2025. Cash flows related to the purchases and sale/maturity of these marketable securities are classified in the condensed consolidated statements of cash flows within investing activities.
The carrying values of our available-for-sale debt securities were included in the following line items in our condensed consolidated balance sheet (in millions):

June 28, 2025
Cash and cash equivalents	$14
Marketable securities	997
Total	$1,011
The contractual maturities of these available-for-sale debt securities are all within one-year as of June 28, 2025. We had no available-for-sale debt securities as of December 28, 2024.

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Net Fair Value Hedges	Net Available-for-Sale Debt Securities	Total
Balance as of December 28, 2024	$(2,999)	$29	$81	$(26)	$—	$(2,915)
Foreign currency translation adjustments	993	—	—	—	—	993
Net deferred gains/(losses) on net investment hedges	(299)	—	—	—	—	(299)
Amounts excluded from the effectiveness assessment of net investment hedges	17	—	—	—	—	17
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(19)	—	—	—	—	(19)
Net deferred gains/(losses) on cash flow hedges	—	—	106	—	—	106
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	(1)	—	—	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(178)	—	—	(178)
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	12	—	12
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	—	—	—	(1)	—	(1)
Net actuarial gains/(losses) arising during the period	—	(33)	—	—	—	(33)
Net deferred gains/(losses) on available-for-sale debt securities	—	—	—	—	(1)	(1)
Total other comprehensive income/(loss)	692	(33)	(73)	11	(1)	596
Balance as of June 28, 2025	$(2,307)	$(4)	$8	$(15)	$(1)	$(2,319)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	June 28, 2025			June 29, 2024
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$684	$—	$684	$(98)	$—	$(98)
Net deferred gains/(losses) on net investment hedges	(315)	76	(239)	39	(10)	29
Amounts excluded from the effectiveness assessment of net investment hedges	13	(3)	10	12	(4)	8
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(16)	4	(12)	(12)	3	(9)
Net deferred gains/(losses) on cash flow hedges	115	(29)	86	(12)	7	(5)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	—	1	—	1
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(161)	41	(120)	12	(7)	5
Amounts excluded from the effectiveness assessment of fair value hedges	(7)	—	(7)	3	—	3
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	—	1	1	—	—	—
Net actuarial gains/(losses) arising during the period	(44)	11	(33)	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	5	(1)	4	(4)	1	(3)

	For the Six Months Ended
	June 28, 2025			June 29, 2024
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$993	$—	$993	$(254)	$—	$(254)
Net deferred gains/(losses) on net investment hedges	(394)	95	(299)	137	(34)	103
Amounts excluded from the effectiveness assessment of net investment hedges	22	(5)	17	24	(6)	18
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(25)	6	(19)	(24)	6	(18)
Net deferred gains/(losses) on cash flow hedges	141	(35)	106	(16)	19	3
Amounts excluded from the effectiveness assessment of cash flow hedges	(1)	—	(1)	(6)	5	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(238)	60	(178)	45	(26)	19
Amounts excluded from the effectiveness assessment of fair value hedges	19	(7)	12	3	—	3
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(3)	2	(1)	—	—	—
Net deferred gains/(losses) on available-for-sale debt securities	(1)	—	(1)	—	—	—
Net actuarial gains/(losses) arising during the period	(44)	11	(33)	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	—	—	(9)	2	(7)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Losses/(gains) on net investment hedges:
Cross-currency contracts(a)	$(16)	$(12)	$(25)	$(24)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(b)	(5)	—	(14)	(1)	Cost of products sold
Foreign exchange contracts(b)	—	(9)	—	(30)	Other expense/(income)
Cross-currency contracts(b)	(161)	14	(235)	58	Other expense/(income)
Cross-currency contracts(b)	5	7	11	15	Interest expense
Interest rate contracts(c)	—	—	—	3	Other expense/(income)
Cross-currency contracts(d)	—	—	(3)	—	Other expense/(income)
Losses/(gains) on hedges before income taxes	(177)	—	(266)	21
Losses/(gains) on hedges, income taxes	46	(4)	68	(20)
Losses/(gains) on hedges	$(131)	$(4)	$(198)	$1

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(e)	$(3)	$(3)	$(6)	$(5)
Amortization of prior service costs/(credits)(e)	(2)	(1)	(4)	(4)
Settlement and curtailment losses/(gains)(e)	10	—	10	—
Losses/(gains) on postemployment benefits before income taxes	5	(4)	—	(9)
Losses/(gains) on postemployment benefits, income taxes	(1)	1	—	2
Losses/(gains) on postemployment benefits	$4	$(3)	$—	$(7)
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
Note 13. Financing Arrangements
Trade Payables Programs:
We maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets or other forms of guarantees in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. The amounts confirmed outstanding under these programs were $752 million at June 28, 2025 and $745 million at December 28, 2024. The amounts were included in accounts payable on our condensed consolidated balance sheets.

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
Stockholder Derivative Actions:
Certain of The Kraft Heinz Company’s current and former officers and directors and 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) were named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Company Derivative Litigation, which was filed in the Delaware Court of Chancery. The consolidated amended complaint, which was filed on April 27, 2020, alleged state law claims, contending that the 3G Entities were controlling stockholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint further alleged that certain of The Kraft Heinz Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by supposedly approving or allowing the 3G Entities’ alleged insider trading. The complaint sought relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the consolidated amended complaint, which motion the Delaware Chancery Court granted in an order dated December 15, 2021. The plaintiffs filed a notice of appeal on January 13, 2022, and the Delaware Supreme Court affirmed the trial court’s dismissal with prejudice of the consolidated amended complaint in an order dated August 1, 2022. One of the plaintiffs in said dismissed derivative litigation subsequently filed a new complaint, Erste Asset Management v. Hees, et al., against certain current and former officers and directors of The Kraft Heinz Company on November 28, 2023 in the Delaware Court of Chancery, seeking to reinstate the plaintiff’s previously-dismissed claims and recover attorneys’ fees and costs incurred in the dismissed litigation on the basis of alleged newly discovered evidence. Specifically, the plaintiff alleges the 3G Entities caused the Company to make false and misleading public disclosures regarding the independence of two directors of The Kraft Heinz Company, one of whose independence plaintiff contends formed a basis for the court’s prior dismissal of the consolidated amended complaint. The defendants filed a motion to dismiss the complaint, which the Delaware Chancery Court granted in an order dated August 8, 2024, dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on September 5, 2024. The Delaware Supreme Court issued an opinion and order on June 9, 2025, reversing the trial court’s dismissal of the complaint and remanding the case to the trial court for further proceedings. We intend to vigorously defend against this lawsuit; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.
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

Borrowing Arrangements:
Together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we have a credit agreement, which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (as amended, the “Senior Credit Facility”). On July 8, 2025, we entered into an amendment to this agreement to extend the maturity date from July 8, 2029 to July 8, 2030. Further, the amendment modified certain financial covenants, which changed the minimum shareholders’ equity balance from $35 billion to $25 billion, and added an allowable add-back to the minimum shareholders’ equity balance of up to $2 billion annually, commensurate with goodwill impairments recorded during the period. No amounts were drawn on our Senior Credit Facility at June 28, 2025 and December 28, 2024. See Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our borrowing arrangements.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of June 28, 2025.
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
Debt Repayments:
In May 2025, we repaid 600 million euro aggregate principal amount of senior notes that matured in the period.
In May 2024, we repaid 550 million euro aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At June 28, 2025, the aggregate fair value of our total debt was $20.1 billion as compared with a carrying value of $21.2 billion. At December 28, 2024, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $19.9 billion. Our short-term debt had a carrying value that approximated its fair value at June 28, 2025 and December 28, 2024. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
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

Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(7,824)	$102	$(7,112)	$903
Weighted average shares of common stock outstanding	1,185	1,212	1,190	1,213
Net earnings/(loss)	$(6.60)	$0.08	$(5.98)	$0.74
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(7,824)	$102	$(7,112)	$903
Weighted average shares of common stock outstanding	1,185	1,212	1,190	1,213
Effect of dilutive equity awards	—	4	—	6
Weighted average shares of common stock outstanding, including dilutive effect	1,185	1,216	1,190	1,219
Net earnings/(loss)	$(6.60)	$0.08	$(5.98)	$0.74
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 14 million for the three and six months ended June 28, 2025 and 7 million for the three months and 6 million for the six months ended June 29, 2024.
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

Net sales by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales:
North America	$4,757	$4,921	$9,245	$9,749
International Developed Markets	897	885	1,714	1,740
Total segment net sales	5,654	5,806	10,959	11,489
Emerging Markets	698	670	1,392	1,398
Total net sales	$6,352	$6,476	$12,351	$12,887
Segment Adjusted Operating Income was (in millions):

	For the Three Months Ended
	June 28, 2025			June 29, 2024
	North America	International Developed Markets	Total	North America	International Developed Markets	Total
Net Sales	$4,757	$897		$4,921	$885
Adjusted Cost of Products Sold(a)	3,060	633		3,047	624
Other segment items(b)	524	128		533	135
Segment Adjusted Operating Income	$1,173	$136	$1,309	$1,341	$126	$1,467
Emerging Markets			100			66
General corporate expenses			(133)			(153)
Restructuring activities			—			(3)
Unrealized gains/(losses) on commodity hedges			16			(1)
Impairment losses			(9,266)			(854)
Operating income/(loss)			(7,974)			522
Interest expense			240			229
Other expense/(income)			(47)			(55)
Income/(loss) before income taxes			$(8,167)			$348
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

	For the Six Months Ended
	June 28, 2025			June 29, 2024
	North America	International Developed Markets	Total	North America	International Developed Markets	Total
Net Sales	$9,245	$1,714		$9,749	$1,740
Adjusted Cost of Products Sold(a)	5,931	1,201		6,123	1,211
Other segment items(b)	1,040	250		1,070	267
Segment Adjusted Operating Income	$2,274	$263	$2,537	$2,556	$262	$2,818
Emerging Markets			199			148
General corporate expenses			(261)			(321)
Restructuring activities			(4)			—
Unrealized gains/(losses) on commodity hedges			17			33
Impairment losses			(9,266)			(854)
Operating income/(loss)			(6,778)			1,824
Interest expense			469			455
Other expense/(income)			(98)			(8)
Income/(loss) before income taxes			$(7,149)			$1,377
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
Total depreciation and amortization expense by segment was (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation and amortization expense:
North America	$161	$154	$316	$300
International Developed Markets	38	40	74	80
Total segment depreciation and amortization expense	199	194	390	380
Emerging Markets	28	27	56	54
General corporate expenses	14	18	26	35
Total depreciation and amortization expense	$241	$239	$472	$469
Total capital expenditures by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Capital expenditures:
North America	$126	$162	$265	$339
International Developed Markets	17	25	62	89
Total segment capital expenditures	143	187	327	428
Emerging Markets	25	25	51	59
General corporate expenses	19	37	47	56
Total capital expenditures	$187	$249	$425	$543

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
Net sales by platform were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
ACCELERATE
Taste Elevation	$2,932	$2,815	$5,601	$5,618
Easy Ready Meals	948	981	1,966	2,097
Substantial Snacking	380	424	775	867
Total Accelerate	4,260	4,220	8,342	8,582
PROTECT
Desserts	277	282	500	523
Hydration	570	562	1,072	1,096
Total Protect	847	844	1,572	1,619
BALANCE
Cheese	425	434	825	847
Coffee	207	200	427	421
Meats	528	584	1,001	1,095
Other	85	194	184	323
Total Balance	1,245	1,412	2,437	2,686
Total net sales	$6,352	$6,476	$12,351	$12,887
The net sales by platform for the three and six months ended June 29, 2024 presented in the table above has been corrected to conform to our previously disclosed platform definitions. The update had no impact on net sales or on the condensed consolidated financial statements and we do not believe they are material to the condensed consolidated financial statements.

Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Amortization of postemployment benefit plans prior service costs/(credits)	$(2)	$(1)	$(4)	$(4)
Net pension and postretirement non-service cost/(benefit)(a)	(21)	(33)	(52)	(63)
Loss/(gain) on sale of business	—	(1)	—	79
Interest income	(28)	(17)	(51)	(33)
Foreign exchange losses/(gains)	146	(8)	204	(35)
Derivative losses/(gains)	(138)	9	(191)	48
Other miscellaneous expense/(income)	(4)	(4)	(4)	—
Other expense/(income)	$(47)	$(55)	$(98)	$(8)
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
Other expense/(income) was $47 million of income for the three months ended June 28, 2025 compared to $55 million of income for the three months ended June 29, 2024. This change was primarily driven by a $146 million net foreign exchange loss in the second quarter of 2025 compared to a $8 million net foreign exchange gain in the second quarter of 2024, and a $12 million decrease in non-cash net pension and postretirement non-service benefits in the second quarter of 2025 compared to the second quarter of 2024. These negative impacts on other expense/(income) were partially offset by a $138 million net gain on derivative activities in the second quarter of 2025 compared to a $9 million net loss on derivative activities in the second quarter of 2024, and a $11 million increase in interest income in the second quarter of 2025 compared to the second quarter of 2024.
Other expense/(income) was $98 million of income for the six months ended June 28, 2025 compared to $8 million of income for the six months ended June 29, 2024. This change was primarily driven by a $191 million net gain on derivative activities in 2025 compared to a $48 million net loss on derivative activities in 2024, a $79 million loss on the sale of business in 2024, and a $18 million increase in interest income in 2025 compared to 2024. These positive impacts on other expense/(income) were partially offset by a $204 million net foreign exchange loss in 2025 compared to a $35 million net foreign exchange gain in 2024, and a $11 million decrease in non-cash net pension and postretirement non-service benefits in 2025 compared to 2024.

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
During the six months ended June 28, 2025, we experienced inflationary pressures at a slightly elevated rate compared to the inflationary pressures experienced throughout 2024. We are closely monitoring the recent tariff and trade policy actions changes taken by the United States and foreign governments. As the situation continues to remain fluid due to the rapidly changing global trade environment, we continue to evaluate the potential implications of these actions on our business. If enacted as currently outlined, we expect that the proposed trade policy changes would primarily impact a subset of our North America segment (primarily within our Hydration and Coffee platforms). We anticipate an increase in cost of products sold due to certain raw materials currently sourced from outside of the U.S. as well as the impact of tariffs on certain products that are part of our integrated supply chain that spans the U.S. and Canada. During the six months ended June 28, 2025, these tariff actions have not had a significant impact on our results of operations; however, we have experienced increased foreign currency exchange rate volatility, which we attribute, in part, to the rapidly changing global trade environment.
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
Consumer Trends:
During the second quarter of 2025, we announced our commitment to remove Food, Drug & Cosmetic (“FD&C”) colors from our U.S. portfolio of products before the end of 2027. Additionally, we have committed to ensuring that all new products launched in the U.S. will be free of FD&C colors. This initiative will impact a subset of the products sold within our North America segment, primarily within our Hydration and Desserts platforms. While we do not currently anticipate a significant impact to our input costs in our efforts to meet this commitment, our net sales, market share, or results of operations could be adversely affected if we are unsuccessful in our efforts to continue to satisfy consumer preferences.
Regulatory Landscape:
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The OBBBA includes, among other provisions, a broad range of changes to U.S. tax law, as well as changes to eligibility requirements for Supplemental Nutrition Assistance Program (“SNAP”) recipients. We are currently evaluating the law and its potential impact on our financial statements and future results of operations.

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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,352	$6,476	(1.9)%	$12,351	$12,887	(4.2)%
Operating income/(loss)	(7,974)	522	(1,627.6)%	(6,778)	1,824	(471.6)%
Net income/(loss)	(7,823)	100	(7,923.0)%	(7,109)	904	(886.4)%
Net income/(loss) attributable to common shareholders	(7,824)	102	(7,770.6)%	(7,112)	903	(887.6)%
Diluted EPS	(6.60)	0.08	(8,350.0)%	(5.98)	0.74	(908.1)%
Net Sales:

	For the Three Months Ended			For the Six Months Ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
	(in millions)			(in millions)
Net sales	$6,352	$6,476	(1.9)%	$12,351	$12,887	(4.2)%
Organic Net Sales(a)	6,328	6,458	(2.0)%	12,411	12,841	(3.3)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024:
Net sales decreased 1.9% to $6.4 billion for the three months ended June 28, 2025 compared to $6.5 billion for the three months ended June 29, 2024, including the favorable impacts of foreign currency (0.1 pp). Organic Net Sales decreased 2.0% to $6.3 billion for the three months ended June 28, 2025 compared to $6.5 billion for the three months ended June 29, 2024, primarily due to the unfavorable volume/mix (2.7 pp), which more than offset higher pricing (0.7 pp). Pricing was higher in each segment. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.
Six Months Ended June 28, 2025 Compared to the Six Months Ended June 29, 2024:
Net sales decreased 4.2% to $12.4 billion for the six months ended June 28, 2025 compared to $12.9 billion for the six months ended June 29, 2024, including the unfavorable impacts of foreign currency (0.8 pp) and acquisitions and divestitures (0.1 pp). Organic Net Sales decreased 3.3% to $12.4 billion for the six months ended June 28, 2025 compared to $12.8 billion for the six months ended June 29, 2024, primarily due to the unfavorable volume/mix (4.2 pp), which more than offset higher pricing (0.9 pp). Pricing was higher in each segment. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.

Net Income/(Loss):

	For the Three Months Ended			For the Six Months Ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
	(in millions)			(in millions)
Operating income/(loss)	$(7,974)	$522	(1,627.6)%	$(6,778)	$1,824	(471.6)%
Net income/(loss)	(7,823)	100	(7,923.0)%	(7,109)	904	(886.4)%
Net income/(loss) attributable to common shareholders	(7,824)	102	(7,770.6)%	(7,112)	903	(887.6)%
Adjusted Operating Income(a)	1,276	1,380	(7.5)%	2,475	2,645	(6.4)%
(a)    Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024:
Operating income/(loss) decreased 1,627.6% to a loss of $8.0 billion for the three months ended June 28, 2025 compared to income of $522 million for the three months ended June 29, 2024, primarily due to non-cash impairment losses that were $8.4 billion higher in the current year period. In addition to the impact of these non-cash impairment losses, operating income/(loss) decreased $84 million driven by increased commodity cost inflation, which more than offset our efficiency initiatives, and unfavorable volume/mix. These unfavorable impacts to operating income/(loss) were partially offset by higher pricing, decreased SG&A, primarily due to lower advertising expense, and favorable changes in unrealized losses/(gains) on commodity hedges.
Net income/(loss) decreased 7,923.0% to a loss of $7.8 billion for the three months ended June 28, 2025 compared to income of $100 million for the three months ended June 29, 2024. This decrease was due to the unfavorable changes in operating income/(loss) factors discussed above, higher interest expense, and unfavorable changes in other expense/(income), partially offset by lower income tax expense.
•Our effective tax rate for the three months ended June 28, 2025 was a benefit of 4.2% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 21.6%. Our effective tax rate for the three months ended June 29, 2024 was an expense of 71.1% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 50.8%. The year-over-year change in the effective tax rate for the three-month period was primarily driven by the impact of non-deductible goodwill impairments and a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions primarily due to the changes made to our corporate entity structure in December 2024.
•Other expense/(income) was $47 million of income for the three months ended June 28, 2025 compared to $55 million of income for the three months ended June 29, 2024.
Adjusted Operating Income decreased 7.5% to $1.3 billion for the three months ended June 28, 2025 compared to $1.4 billion for the three months ended June 29, 2024, primarily driven by increased commodity cost inflation, which more than offset our efficiency initiatives, and unfavorable volume/mix. These unfavorable impacts more than offset higher pricing, decreased SG&A, primarily due to lower advertising expenses, and the favorable impact of foreign currency (0.2 pp).
Six Months Ended June 28, 2025 Compared to the Six Months Ended June 29, 2024:
Operating income/(loss) decreased 471.6% to a loss of $6.8 billion for the six months ended June 28, 2025 compared to income of $1.8 billion for the six months ended June 29, 2024, primarily non-cash impairment losses that were $8.4 billion higher in the current year period. In addition to the impact of these non-cash impairment losses, operating income/(loss) decreased $190 million due to unfavorable volume/mix, increased commodity cost inflation, which more than offset our efficiency initiatives, and unfavorable changes in unrealized losses/(gains) on commodity hedges. These unfavorable impacts to operating income/(loss) were partially offset by higher pricing, and decreased SG&A, primarily due to decreased advertising expenses and lower variable compensation expense.

Net income/(loss) decreased 886.4% to a loss of $7.1 billion for the six months ended June 28, 2025 compared to income of $904 million for the six months ended June 29, 2024. This decrease was due to the unfavorable changes in operating income/(loss) factors discussed above and higher interest expense, partially offset by lower income tax expense and favorable changes in other expense/(income).
•Our effective tax rate for the six months ended June 28, 2025 was a benefit of 0.6% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 24.7%. Our effective tax rate for the six months ended June 29, 2024 was an expense of 34.4% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 12.4%. The year-over-year change in the effective tax rate for the six month period was primarily due to the impact of non-deductible goodwill impairments, and a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
•Other expense/(income) was $98 of income for the six months ended June 28, 2025 compared to $8 million of income for the six months ended June 29, 2024. This change was primarily driven by lapping the $79 million loss on the sale of business recognized in 2024, and an $18 million increase in interest income in 2025 compared to 2024 primarily due to interest earned our available-for-sale securities.
Adjusted Operating Income decreased 6.4% to $2.5 billion for the six months ended June 28, 2025 compared to $2.6 billion for the six months ended June 29, 2024, primarily driven by unfavorable volume/mix, increased commodity cost inflation, which more than offset our efficiency initiatives, and the unfavorable impact of foreign currency (0.3 pp). These unfavorable impacts more than offset higher pricing and decreased SG&A, primarily due to decreased advertising expenses and lower variable compensation expense.
Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
Diluted EPS	$(6.60)	$0.08	(8,350.0)%	$(5.98)	$0.74	(908.1)%
Adjusted EPS(a)	0.69	0.78	(11.5)%	1.31	1.47	(10.9)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024:
Diluted EPS decreased 8,350.0% to $(6.60) for the three months ended June 28, 2025 compared to $0.08 for the three months ended June 29, 2024, primarily due to the net income/(loss) factors discussed above, which more than offset the favorable impact of our common stock repurchases.

	For the Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Diluted EPS	$(6.60)	$0.08	$(6.68)	(8,350.0)%
Restructuring activities	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	(0.01)	—	(0.01)
Impairment losses	7.28	0.70	6.58
Nonmonetary currency devaluation	0.01	—	0.01
Adjusted EPS(a)	$0.69	$0.78	$(0.09)	(11.5)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.07)
Effective tax rate			(0.03)
Effect of common stock repurchases(b)			0.01
			$(0.09)
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
Adjusted EPS decreased 11.5% to $0.69 for the three months ended June 28, 2025 compared to $0.78 for the three months ended June 29, 2024. This decrease was primarily due to lower Adjusted Operating Income and higher taxes on adjusted earnings, which more than offset the favorable impact of our common stock repurchases.

Six Months Ended June 28, 2025 Compared to the Six Months Ended June 29, 2024:
Diluted EPS decreased 908.1% to $(5.98) for the six months ended June 28, 2025 compared to $0.74 for the six months ended June 29, 2024, primarily due to the net income/(loss) factors discussed above, which more than offset the favorable impact of our common stock repurchases.

	For the Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Diluted EPS	$(5.98)	$0.74	$(6.72)	(908.1)%
Restructuring activities	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	(0.01)	(0.02)	0.01
Impairment losses	7.26	0.70	6.56
Losses/(gains) on sale of business	—	0.05	(0.05)
Nonmonetary currency devaluation	0.02	—	0.02
Certain significant discrete income tax items	0.01	—	0.01
Adjusted EPS(a)	$1.31	$1.47	$(0.16)	(10.9)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.12)
Other expense/(income)			0.02
Effective tax rate			(0.09)
Effect of common stock repurchases(b)			0.03
			$(0.16)
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
Adjusted EPS decreased 10.9% to $1.31 for the six months ended June 28, 2025 compared to $1.47 for the six months ended June 29, 2024. This decrease was primarily due to lower Adjusted Operating Income and higher taxes on adjusted earnings, which more than offset the favorable impact of our common stock repurchases and favorable changes in other expense/(income).
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

Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in millions)
Net sales:
North America	$4,757	$4,921	$9,245	$9,749
International Developed Markets	897	885	1,714	1,740
Emerging Markets	698	670	1,392	1,398
Total net sales	$6,352	$6,476	$12,351	$12,887

Organic Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in millions)
Organic Net Sales(a):
North America	$4,761	$4,921	$9,276	$9,749
International Developed Markets	866	885	1,706	1,740
Emerging Markets	701	652	1,429	1,352
Total Organic Net Sales	$6,328	$6,458	$12,411	$12,841
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three months ended June 28, 2025 compared to the three months ended June 29, 2024 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(3.3)%	(0.1) pp	0.0 pp	(3.2)%	0.2 pp	(3.4) pp
International Developed Markets	1.3%	3.5 pp	0.0 pp	(2.2)%	0.7 pp	(2.9) pp
Emerging Markets	4.2%	(3.1) pp	(0.3) pp	7.6%	5.2 pp	2.4 pp
Kraft Heinz	(1.9)%	0.1 pp	0.0 pp	(2.0)%	0.7 pp	(2.7) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Six Months Ended
North America	(5.2)%	(0.4) pp	0.0 pp	(4.8)%	0.4 pp	(5.2) pp
International Developed Markets	(1.5)%	0.5 pp	0.0 pp	(2.0)%	0.2 pp	(2.2) pp
Emerging Markets	(0.4)%	(5.3) pp	(0.8) pp	5.7%	4.8 pp	0.9 pp
Kraft Heinz	(4.2)%	(0.8) pp	(0.1) pp	(3.3)%	0.9 pp	(4.2) pp

Adjusted Operating Income:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in millions)
Segment Adjusted Operating Income:
North America	$1,173	$1,341	$2,274	$2,556
International Developed Markets	136	126	263	262
Total Segment Adjusted Operating Income	1,309	1,467	2,537	2,818
Emerging Markets	100	66	199	148
General corporate expenses	(133)	(153)	(261)	(321)
Restructuring activities	—	(3)	(4)	—
Unrealized gains/(losses) on commodity hedges	16	(1)	17	33
Impairment losses	(9,266)	(854)	(9,266)	(854)
Operating income/(loss)	(7,974)	522	(6,778)	1,824
Interest expense	240	229	469	455
Other expense/(income)	(47)	(55)	(98)	(8)
Income/(loss) before income taxes	$(8,167)	$348	$(7,149)	$1,377
North America:

	For the Three Months Ended			For the Six Months Ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
	(in millions)			(in millions)
Net sales	$4,757	$4,921	(3.3)%	$9,245	$9,749	(5.2)%
Organic Net Sales(a)	4,761	4,921	(3.2)%	9,276	9,749	(4.8)%
Segment Adjusted Operating Income	1,173	1,341	(12.5)%	2,274	2,556	(11.0)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024:
Net sales decreased 3.3% to $4.8 billion for the three months ended June 28, 2025 compared to $4.9 billion for the three months ended June 29, 2024, including the unfavorable impacts of foreign currency (0.1 pp). Organic Net Sales decreased 3.2% to $4.8 billion for the three months ended June 28, 2025 compared to $4.9 billion for the three months ended June 29, 2024, primarily due to unfavorable volume/mix (3.4 pp), which more than offset higher pricing (0.2 pp). Unfavorable volume/mix was primarily driven by declines in cold cuts, coffee, Lunchables, frozen snacks, and powdered beverages. Higher pricing was taken in certain categories to mitigate higher input costs, primarily in coffee.
Segment Adjusted Operating Income decreased 12.5% to $1.2 billion for the three months ended June 28, 2025 compared to $1.3 billion for the three months ended June 29, 2024, primarily due to increased commodity cost inflation, which more than offset our efficiency initiatives, unfavorable volume/mix, higher research and development costs, and the unfavorable impact of foreign currency (0.1 pp). These unfavorable impacts to Segment Adjusted Operating Income more than offset decreased advertising expenses, and higher pricing.
Six Months Ended June 28, 2025 Compared to the Six Months Ended June 29, 2024:
Net sales decreased 5.2% to $9.2 billion for the six months ended June 28, 2025 compared to $9.7 billion for the six months ended June 29, 2024, including the unfavorable impacts of foreign currency (0.4 pp). Organic Net Sales decreased 4.8% to $9.3 billion for the six months ended June 28, 2025 compared to $9.7 billion for the six months ended June 29, 2024, primarily due to unfavorable volume/mix (5.2 pp), which more than offset higher pricing (0.4 pp). Unfavorable volume/mix was primarily driven by declines in cold cuts, coffee, Lunchables, and desserts. Higher pricing was taken in certain categories to mitigate higher input costs, primarily in coffee.

Segment Adjusted Operating Income decreased 11.0% to $2.3 billion for the six months ended June 28, 2025 compared to $2.6 billion for the six months ended June 29, 2024, primarily due to unfavorable volume/mix, increased commodity cost inflation, which more than offset our efficiency initiatives, higher depreciation expense, higher research and development costs, and the unfavorable impact of foreign currency (0.2 pp). These unfavorable impacts to Segment Adjusted Operating Income more than offset decreased SG&A, primarily due to decreased advertising expenses, lower variable compensation expense, and higher pricing.

International Developed Markets:

	For the Three Months Ended			For the Six Months Ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
	(in millions)			(in millions)
Net sales	$897	$885	1.3%	$1,714	$1,740	(1.5)%
Organic Net Sales(a)	866	885	(2.2)%	1,706	1,740	(2.0)%
Segment Adjusted Operating Income	136	126	8.2%	263	262	0.3%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024:
Net sales increased 1.3% to $897 million for the three months ended June 28, 2025 compared to $885 million for the three months ended June 29, 2024, including the favorable impacts of foreign currency (3.5 pp). Organic Net Sales decreased 2.2% to $866 million for the three months ended June 28, 2025 compared to $885 million for the three months ended June 29, 2024, primarily due to unfavorable volume/mix (2.9 pp), which more than offset higher pricing (0.7 pp). Unfavorable volume/mix was primarily due to pricing elasticity in New Zealand and industry slowdowns in meals in the United Kingdom.
Segment Adjusted Operating Income increased 8.2% to $136 million for the three months ended June 28, 2025 compared to $126 million for the three months ended June 29, 2024, primarily driven by decreased SG&A, the favorable impact of foreign currency (5.7 pp), and higher pricing, which more than offset unfavorable volume/mix.
Six Months Ended June 28, 2025 Compared to the Six Months Ended June 29, 2024:
Net sales decreased 1.5% to $1.7 billion for the six months ended June 28, 2025 compared to $1.7 billion for the six months ended June 29, 2024, including the favorable impacts of foreign currency (0.5 pp). Organic Net Sales decreased 2.0% to $1.7 billion for the six months ended June 28, 2025 compared to $1.7 billion for the six months ended June 29, 2024, primarily due to unfavorable volume/mix (2.2 pp), which more than offset higher pricing (0.2 pp). Unfavorable volume/mix was primarily due to industry slowdowns of meals in the United Kingdom.
Segment Adjusted Operating Income increased 0.3% to $263 million for the six months ended June 28, 2025 compared to $262 million for the six months ended June 29, 2024, primarily driven by decreased SG&A, primarily for advertising expenses, the favorable impact of foreign currency (2.1 pp), and higher pricing, partially offset by unfavorable volume/mix and inflationary pressures in manufacturing and procurement, which more than offset our efficiency initiatives.
Emerging Markets:

	For the Three Months Ended			For the Six Months Ended
	June 28, 2025	June 29, 2024	% Change	June 28, 2025	June 29, 2024	% Change
	(in millions)			(in millions)
Net sales	$698	$670	4.2%	$1,392	$1,398	(0.4)%
Organic Net Sales(a)	701	652	7.6%	1,429	1,352	5.7%
Segment Adjusted Operating Income(b)	100	66	52.3%	199	148	34.5%
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

Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024:
Net sales increased 4.2% to $698 million for the three months ended June 28, 2025 compared to $670 million for the three months ended June 29, 2024, including the unfavorable impacts of foreign currency (3.1 pp) and divestitures (0.3 pp). Organic Net Sales increased 7.6% to $701 million for the three months ended June 28, 2025 compared to $652 million for the three months ended June 29, 2024, primarily driven by higher pricing (5.2 pp) and favorable volume/mix (2.4 pp). Higher pricing was taken primarily in certain countries within WEEM to address inflationary pressures. Favorable volume/mix was primarily driven by Taste Elevation within our LATAM and Middle East and Africa (“MEA”) regions, which more than offset unfavorable volume/mix in certain countries within our Eastern Europe region.
Segment Adjusted Operating Income increased 52.3% to $100 million for the three months ended June 28, 2025 compared to $66 million for the three months ended June 29, 2024, primarily due to higher pricing, favorable volume/mix and manufacturing efficiency gains, which more than offset manufacturing inflation. These favorable impacts to Segment Adjusted Operating Income more than offset higher procurement and logistics costs reflecting inflationary pressure in WEEM, increased SG&A, higher depreciation expense, and the unfavorable impact of foreign currency (4.0 pp).
Six Months Ended June 28, 2025 Compared to the Six Months Ended June 29, 2024:
Net sales decreased 0.4% to $1.4 billion for the six months ended June 28, 2025 compared to $1.4 billion for the six months ended June 29, 2024, including the unfavorable impacts of foreign currency (5.3 pp) and divestitures (0.8 pp). Organic Net Sales increased 5.7% to $1.4 billion for the six months ended June 28, 2025 compared to $1.4 billion for the six months ended June 29, 2024, primarily driven by higher pricing (4.8 pp) and favorable volume/mix (0.9 pp). Higher pricing was taken primarily in certain countries within WEEM to address inflationary pressures. Favorable volume/mix was primarily driven by Taste Elevation within LATAM, particularly in Brazil, which more than offset unfavorable volume/mix in Indonesia.
Segment Adjusted Operating Income increased 34.5% to $199 million for the six months ended June 28, 2025 compared to $148 million for the six months ended June 29, 2024, primarily due to higher pricing, favorable volume/mix and reduced manufacturing costs, primarily as a result of our efficiency initiatives. These favorable impacts to Segment Adjusted Operating Income more than offset higher procurement and logistics costs reflecting inflationary pressure in WEEM, the unfavorable impact of foreign currency (6.5 pp), and higher depreciation expense.
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
Cash Flow Activity for the Six Months Ended June 28, 2025 Compared to the Six Months Ended June 29, 2024:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $1.9 billion for the six months ended June 28, 2025 compared to $1.7 billion for the six months ended June 29, 2024. This increase was primarily due to favorable changes in working capital, predominantly within accounts payable, as well as lower cash outflows from variable compensation in the 2025 period compared to the 2024 period. These impacts were partially offset by lower Adjusted Operating Income.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $1.3 billion for the six months ended June 28, 2025 compared to $632 million for the six months ended June 29, 2024. This change was primarily driven by the purchases of marketable securities in the 2025 period, partially offset by lapping our prior year payment to acquire the TGI Friday License, lower capital expenditures in the 2025 period compared to the 2024 period. We expect 2025 capital expenditures to be approximately $1.0 billion compared to the 2024 capital expenditures of $1.0 billion. Our 2025 capital expenditures are expected to be primarily driven by maintenance projects, investments in technology, capital investments focused on generating growth, including cost improvements, capacity expansion, and investments in warehouse.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $423 million for the six months ended June 28, 2025 compared to $1.6 billion for the six months ended June 29, 2024. This change was primarily driven by debt proceeds received from the issuance of the 2025 Notes in the current year period and decreased repurchases of common stock compared to the prior year period. See Note 14, Commitments, Contingencies, and Debt for additional information on our debt issuances.

Cash Held by International Subsidiaries:
Of the $1.6 billion cash and cash equivalents on our condensed consolidated balance sheet at June 28, 2025, $943 million was held by international subsidiaries.
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
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at June 28, 2025 and December 28, 2024 and relates to local withholding taxes that would be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. The amounts confirmed outstanding under these programs were $752 million at June 28, 2025 and $745 million at December 28, 2024. The amounts were included in accounts payable on our consolidated balance sheets. See Note 13, Financing Arrangements, in Item 1, Financial Statements, for additional information on our trade payables programs.
Borrowing Arrangements:
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at June 28, 2025, at December 28, 2024, or during the six months ended June 28, 2025 or June 29, 2024.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2030. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at June 28, 2025 or December 28, 2024, or during the six months ended June 28, 2025 or June 29, 2024.
Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of June 28, 2025.
Long-Term Debt:
Our long-term debt, including the current portion, was $21.2 billion at June 28, 2025 and $19.9 billion at December 28, 2024. This increase was primarily due to the issuance of the 2025 Notes, as well as changes in foreign currency exchange rates on our foreign-denominated debt, partially offset by the repayment of our 600 million euro senior notes due May 2025.
In the first quarter of 2025, KHFC, our 100% owned operating subsidiary, issued 600 million euro aggregate principal amount of 3.250% senior notes due March 2033, $500 million aggregate principal amount of 5.200% senior notes due March 2032, and $500 million aggregate principal amount of 5.400% senior notes due March 2035 (collectively, the “2025 Notes”). We used a portion of the net proceeds from the 2025 Notes to fund the 600 million euro senior notes that matured in May 2025 and expect to use the remaining net proceeds from the 2025 Notes for general corporate purposes, including our investment in certain marketable fixed-income debt securities that are classified as available-for-sale and to fund the repayment of outstanding indebtedness such as our $1.9 billion senior notes that mature in June 2026.
We have aggregate principal amounts of senior notes of approximately $1.9 billion maturing in June 2026.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of June 28, 2025.

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
Equity and Dividends:
We paid dividends on our common stock of $951 million for the six months ended June 28, 2025. Additionally, in the third quarter of 2025, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on September 26, 2025 to stockholders of record on August 29, 2025.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, transactions structured through investment banking institutions, or other means. We purchased 6.8 million shares during the three months ended and 13.5 million shares during the six months ended June 28, 2025 and had approximately $1.5 billion remaining authorization under the share repurchase program as of June 28, 2025. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
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

Summarized Statement of Income

For the Six Months Ended
June 28, 2025
Net sales	$7,889
Gross profit(a)	2,984
Intercompany service fees and other recharges	2,126
Operating income/(loss)	497
Equity in earnings/(losses) of subsidiaries	(6,994)
Net income/(loss)	(7,112)
Net income/(loss) attributable to common shareholders	(7,112)
(a)    For the six months ended June 28, 2025, the Obligor Group recorded $243 million of net sales to the non-guarantor subsidiaries and $30 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	June 28, 2025	December 28, 2024
ASSETS
Current assets	$5,597	$4,506
Current assets due from affiliates(a)	242	445
Non-current assets	5,874	5,848
Goodwill	8,823	8,823
Intangible assets, net	1,824	1,881
Non-current assets due from affiliates(b)	28	28
LIABILITIES
Current liabilities	$5,205	$5,563
Current liabilities due to affiliates(a)	1,474	1,924
Non-current liabilities	21,479	22,846
Non-current liabilities due to affiliates(b)	211	194
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.

Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meats, coffee beans, sugar and other sweeteners, tomatoes, edible oils, eggs, wheat products, and fruits and vegetables to manufacture our products. In addition, we purchase and use significant quantities of plastics, resins, cardboard, glass and paper to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor global supply and cost trends of these commodities.
During the six months ended June 28, 2025, we experienced stabilized commodity costs for tomato products, fruits and vegetables, wheat products, and sugar and other sweeteners, while coffee, meat, eggs, and cheese and dairy costs increased and commodity costs for edible oils decreased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on how we manage commodity costs.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. Our critical accounting estimates and assumptions related to goodwill and intangible assets are described below. We have included an update to our critical accounting estimates as we performed an interim triggering event impairment test as a result of the sustained decline in our share price and market capitalization. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 28, 2024 for a discussion of our other critical accounting estimates and assumptions.
Goodwill and Intangible Assets:
As of June 28, 2025, we maintain 11 reporting units, seven of which comprise our goodwill balance. These seven reporting units had an aggregate goodwill carrying amount of $22.2 billion at June 28, 2025. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $34.2 billion at June 28, 2025.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future goodwill or intangible asset impairments.

As detailed in Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill and indefinite-lived intangible assets in the second quarter of 2025. Our reporting units and brands that were impaired in 2025 were written down to their respective fair values, resulting in zero excess fair value over carrying amount as of the Q2 Impairment Test date. Accordingly, our reporting units and brands that have 20% or less excess fair value over carrying amount as of the Q2 Impairment Test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Our reporting units that were impaired as part of our Q2 Impairment Test, resulting in zero excess fair value over carrying amount, had an aggregate goodwill carrying amount after impairment of $17.6 billion as of the Q2 Impairment Test and included TMS, AFH, WE, MC, and CNAC reporting units. These reporting units are considered at a heightened risk of future impairments. Our HD reporting unit had less than 20% fair value over carrying amount with carrying amount of $4.3 billion and our Asia reporting units had less than 50% fair value over carrying amount with an aggregate goodwill carrying amount of $312 million as of the Q2 Impairment Test. Our four remaining reporting units had no goodwill carrying amount at the time of the Q2 Impairment Test.
Our brands that were impaired as part of the Q2 Impairment Test, resulting in zero excess fair value over carrying amount, had an aggregate carrying amount of $13.0 billion as of the Q2 Impairment Test and included Kraft, Velveeta, A1, Lunchables, Maxwell House, and Claussen. Further, our brands that were not impaired as part of the Q2 Impairment Test, but had 10% or less fair value over carrying amount included Oscar Mayer, Kool-Aid, Cool Whip, Bagel Bites, Gevalia, and Wattie’s and had an aggregate carrying amount of $2.8 billion as of the Q2 Impairment Test. Our Miracle Whip brand had 10-20% fair value over carrying amount with a carrying amount of $1.8 billion as of the Q2 Impairment Test. The aggregate carrying amount of brands with fair value over carrying amount 20-50% was $7.7 billion as of the Q2 Impairment Test. Although the remaining brands, with a carrying amount of $8.9 billion, have more than 50% excess fair value over carrying amount as of the Q2 Impairment Test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future. Our brands that have 20% or less excess fair value over carrying amounts as of the Q2 Impairment Test are considered at a heightened risk of future impairments and had an aggregate carrying amount of $17.6 billion.
We generally utilize the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual cash flows for each reporting unit (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, long-term growth rates, royalty rates, a discount rate that appropriately reflects the risks inherent in each future cash flow stream, and other market factors. We select the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and a consideration of market multiples of certain peer and guideline companies. We incorporated the market’s perceived risks in our ability to achieve our future cash flows through the discount rate resulting in higher discount rates than those we’ve historically utilized.
We utilize the excess earnings method under the income approach to estimate the fair value of certain of our largest brands. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual cash flows for each brand (including net sales, cost of products sold, and SG&A), contributory asset charges, income tax considerations, long-term growth rates, a discount rate that reflects the level of risk associated with the future earnings attributable to the brand, and management’s intent to invest in the brand indefinitely. We select the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and a consideration of market multiples of certain peer and guideline companies. We incorporated the market’s perceived risks in our ability to achieve our future cash flows through the discount rate resulting in higher discount rates than those we’ve historically utilized.
We utilize the relief from royalty method under the income approach to estimate the fair value of our remaining brands. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual sales for each brand, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, a discount rate that reflects the level of risk associated with the future cost savings attributable to the brand, and management’s intent to invest in the brand indefinitely. We select the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and a consideration of market multiples of certain peer and guideline companies. We incorporated the market’s perceived risks in our ability to achieve our future cash flows through the discount rate resulting in higher discount rates than those we’ve historically utilized.
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the Q2 Impairment Test for each reporting unit and brand were as follows:

	Goodwill Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$21.9	8.8%	11.5%	—%	2.0%
Brands (excess earnings method)	13.1	9.8%	14.8%	0.1%	1.6%
Brands (relief from royalty method)	4.5	10.0%	16.5%	0.5%	2.0%	4.0%	20.0%
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
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 20% or less excess fair value over carrying amount, as a result of the Q2 Impairment Test for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(2.9)	$3.3	$1.4	$(1.3)
Brands (excess earnings method)	(0.7)	0.8	0.3	(0.3)
Brands (relief from royalty method)	(0.2)	0.2	0.1	(0.1)	$0.4	$(0.4)
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended June 28, 2025
North America	$4,757	$(4)	$—	$4,761
International Developed Markets	897	31	—	866
Emerging Markets	698	(3)	—	701
Kraft Heinz	$6,352	$24	$—	$6,328

Three Months Ended June 29, 2024
North America	$4,921	$—	$—	$4,921
International Developed Markets	885	—	—	885
Emerging Markets	670	16	2	652
Kraft Heinz	$6,476	$16	$2	$6,458

Year-over-year growth rates
North America	(3.3)%	(0.1) pp	0.0 pp	(3.2)%	0.2 pp	(3.4) pp
International Developed Markets	1.3%	3.5 pp	0.0 pp	(2.2)%	0.7 pp	(2.9) pp
Emerging Markets	4.2%	(3.1) pp	(0.3) pp	7.6%	5.2 pp	2.4 pp
Kraft Heinz	(1.9)%	0.1 pp	0.0 pp	(2.0)%	0.7 pp	(2.7) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Six Months Ended June 28, 2025
North America	$9,245	$(31)	$—	$9,276
International Developed Markets	1,714	8	—	1,706
Emerging Markets	1,392	(37)	—	1,429
Kraft Heinz	$12,351	$(60)	$—	$12,411

Six Months Ended June 29, 2024
North America	$9,749	$—	$—	$9,749
International Developed Markets	1,740	—	—	1,740
Emerging Markets	1,398	36	10	1,352
Kraft Heinz	$12,887	$36	$10	$12,841

Year-over-year growth rates
North America	(5.2)%	(0.4) pp	0.0 pp	(4.8)%	0.4 pp	(5.2) pp
International Developed Markets	(1.5)%	0.5 pp	0.0 pp	(2.0)%	0.2 pp	(2.2) pp
Emerging Markets	(0.4)%	(5.3) pp	(0.8) pp	5.7%	4.8 pp	0.9 pp
Kraft Heinz	(4.2)%	(0.8) pp	(0.1) pp	(3.3)%	0.9 pp	(4.2) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating income/(loss)	$(7,974)	$522	$(6,778)	$1,824
Restructuring activities	—	3	4	—
Unrealized losses/(gains) on commodity hedges	(16)	1	(17)	(33)
Impairment losses	9,266	854	9,266	854
Adjusted Operating Income	$1,276	$1,380	$2,475	$2,645

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Diluted EPS	$(6.60)	$0.08	$(5.98)	$0.74
Restructuring activities(a)	0.01	—	0.01	—
Unrealized losses/(gains) on commodity hedges(b)	(0.01)	—	(0.01)	(0.02)
Impairment losses(c)	7.28	0.70	7.26	0.70
Losses/(gains) on sale of business(d)	—	—	—	0.05
Nonmonetary currency devaluation(e)	0.01	—	0.02	—
Certain significant discrete income tax items(f)	—	—	0.01	—
Adjusted EPS	$0.69	$0.78	$1.31	$1.47
(a)    Gross expenses/(income) included in restructuring activities was expenses of $10 million ($7 million after-tax) for the three months and expenses of $14 million ($10 million after-tax) for the six months ended June 28, 2025 and expense of $2 million ($2 million after-tax) for the three months and income of $1 million (zero after-tax) for the six months ended June 29, 2024 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $1 million for the three months and income of $1 million for the six months ended June 28, 2025 and expenses of $1 million for the three months and $2 million for the six months ended June 29, 2024; and
•SG&A included income of $1 million for the three months and expenses of $5 million for the six months ended June 28, 2025 and expenses of $2 million for the three months and income of $2 million for the six months ended June 29, 2024.
•Other expense/(income) included expenses of $10 million for the three and six months ended June 28, 2025 and income of $1 million for the three and six months ended June 29, 2024
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $16 million ($12 million after-tax) for the three months and income of $17 million ($13 million after-tax) for the six months ended June 28, 2025 and expenses of $1 million (zero after-tax) for the three months and income of $33 million ($26 million after-tax) for the six months ended June 29, 2024, and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $6.7 billion ($6.7 billion after-tax) for the three and six months ended June 28, 2025 and $854 million ($854 million after-tax) for the three and six months ended June 29, 2024, which were recorded in SG&A;
•Intangible asset impairment losses of $2.6 billion ($2 billion after-tax) for the three and six months ended June 28, 2025, which were recorded in SG&A.
(d)    Gross expenses/(income) included in losses/(gains) on sale of business were income of $1 million ($14 million after-tax) for the three months and expenses of $79 million ($54 million after-tax) for the six months ended June 29, 2024 and were recorded in other expense/(income).
(e)    Gross expenses included in nonmonetary currency devaluation were $7 million ($7 million after-tax) for the three months and $21 million ($21 million after-tax) for the six months ended June 28, 2025 and $1 million ($1 million after-tax) for the three months and $4 million ($4 million after-tax) for the six months ended June 29, 2024 and were recorded in other expense/(income).
(f)    Certain significant discrete income tax items were an expense of $3 million for the three months and $16 million for the six months ended June 28, 2025. The expense represents current period movement in the valuation allowance against deferred tax assets in our subsidiary in Brazil and adjustments recorded to the deferred tax asset and valuation allowance related to the transfer of business operations to a wholly-owned subsidiary in the Netherlands in December 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the six months ended June 28, 2025. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 28, 2025, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In 2024, we initiated a multi-year project to migrate certain of our financial processing systems. The project includes the migration to a new enterprise resource planning (ERP) solution that we expect to implement in phases throughout our businesses over the next several years. During the first half of 2025, we completed the implementation of our new ERP solution in certain countries in Emerging Markets as part of the first phase of our ERP transition, which did not result in significant changes in our internal control over financial reporting. As we progress through our migration, we continue to evaluate the design and operating effectiveness of internal controls as they relate to the system upgrades, and we will implement any required control changes prior to relevant go-live dates associated with the system implementations.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended June 28, 2025 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
3/30/2025 — 5/3/2025	6,869,674	$29.56	6,835,372	$1,502
5/4/2025 — 5/31/2025	2,318	28.73	—	1,502
6/1/2025 — 6/28/2025	9,338	26.84	—	1,502
Total	6,881,330		6,835,372
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
Item 5. Other Information.
(c) Insider Stock Trading Arrangements:
None

Item 6. Exhibits.

Exhibit No.	Descriptions
10.1
Fourth Amendment, dated July 8, 2025, to the Credit Agreement dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 8, 2025).

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended June 28, 2025, formatted in iXBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	July 30, 2025
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	July 30, 2025
		By:	/s/ Chris Asher
Chris Asher
Vice President and Global Controller
(Principal Accounting Officer)