Form 10-Q
period 2025-09-27
Kraft Heinz Co
filed 2025-10-29
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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

As of October 25, 2025, there were 1,183,655,579 shares of the registrant’s common stock outstanding.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “plan,” “will,” and variations of such words and similar future or conditional expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, impacts of accounting standards and guidance, growth, legal matters, taxes, costs and cost savings, impairments, and dividends, as well as statements regarding the proposed separation of Kraft Heinz into two independent publicly traded companies, including the timing and structure of such separation, the ability to effect the separation and to meet the condition thereto, the characteristics of the separated businesses and the expected benefits of the separation. These forward-looking statements reflect management’s current expectations and are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to effect the proposed separation of Kraft Heinz into two independent publicly traded companies and to meet the conditions related thereto, including obtaining applicable regulatory approvals, within the anticipated time period or at all; negative effects of the announcement pendency of the separation on the market price of Kraft Heinz’s securities and/or on Kraft Heinz’s financial performance; uncertainty of the financial performance of the separated companies following completion of the separation; the ability of the separated companies to each succeed as a standalone publicly traded company; the possibility that the separation will not achieve its intended benefits; the possibility of disruption, including changes to existing business relationships, disputes, litigation or unanticipated costs in connection with the separation; the impact of the separation on Kraft Heinz’s businesses and the risk that the separation may be more difficult, time-consuming or costly than expected, including the impact on Kraft Heinz’s resources, systems, procedures and controls and diversion of management’s attention and the impact and possible disruption of existing relationships with regulators, customers, suppliers, employees and other business counterparties; the ability to achieve anticipated capital structures in connection with the separation, including the future availability of credit and factors that may affect such availability; the ability to achieve anticipated credit ratings in connection with the separation; the ability to achieve anticipated tax treatments in connection with the separation and future, if any, divestitures, mergers, acquisitions and other portfolio changes and the impact of changes in relevant tax and other laws and regulations; the uncertainty of obtaining regulatory approvals in connection with the separation; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; climate change and legal or regulatory responses; our ability to identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; the influence of our largest stockholder; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of sales of our common stock in the public market; the impact of our share repurchases or any change in our share repurchase activity; our ability to continue to pay a regular dividend and the amounts of any such dividends; disruptions in the global economy caused by geopolitical conflicts, unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and various other nations where we do business (including inflationary pressures, the imposition of increased or new tariffs or other trade restrictions, instability in financial institutions, general economic slowdown, recession, or a potential U.S. federal government shutdown); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations and the final determination of tax audits, including transfer pricing matters, and any related litigation; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 28, 2024. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$6,237	$6,383	$18,588	$19,270
Cost of products sold	4,247	4,197	12,351	12,547
Gross profit	1,990	2,186	6,237	6,723
Selling, general and administrative expenses, excluding impairment losses	930	859	2,689	2,718
Goodwill impairment losses	35	707	6,729	1,561
Intangible asset impairment losses	—	721	2,572	721
Selling, general and administrative expenses	965	2,287	11,990	5,000
Operating income/(loss)	1,025	(101)	(5,753)	1,723
Interest expense	240	230	709	685
Other expense/(income)	(22)	(48)	(120)	(56)
Income/(loss) before income taxes	807	(283)	(6,342)	1,094
Provision for/(benefit from) income taxes	194	7	154	480
Net income/(loss)	613	(290)	(6,496)	614
Net income/(loss) attributable to noncontrolling interest	(2)	—	1	1
Net income/(loss) attributable to common shareholders	$615	$(290)	$(6,497)	$613
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.52	$(0.24)	$(5.47)	$0.51
Diluted earnings/(loss)	0.52	(0.24)	(5.47)	0.50
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income/(loss)	$613	$(290)	$(6,496)	$614
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(77)	369	904	77
Net deferred gains/(losses) on net investment hedges	10	(128)	(289)	(25)
Amounts excluded from the effectiveness assessment of net investment hedges	7	9	24	27
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	(9)	(25)	(27)
Net deferred gains/(losses) on cash flow hedges	11	(8)	117	(5)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	6	(1)	5
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	5	(26)	(173)	(7)
Amounts excluded from the effectiveness assessment of fair value hedges	12	(12)	24	(9)
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(2)	—	(3)	—
Net deferred gains/(losses) on available-for-sale debt securities	1	—	—	—
Net actuarial gains/(losses) arising during the period	(27)	—	(60)	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(3)	(3)	(3)	(10)
Total other comprehensive income/(loss)	(69)	198	515	26
Total comprehensive income/(loss)	544	(92)	(5,981)	640
Comprehensive income/(loss) attributable to noncontrolling interest	(6)	7	(15)	(30)
Comprehensive income/(loss) attributable to common shareholders	$550	$(99)	$(5,966)	$670
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	September 27, 2025	December 28, 2024
ASSETS
Cash and cash equivalents	$2,114	$1,334
Trade receivables (net of allowances of $37 at September 27, 2025 and $26 at December 28, 2024)	2,255	2,147
Inventories	3,530	3,376
Prepaid expenses	281	215
Marketable securities	1,020	—
Other current assets	640	583
Assets held for sale	148	—
Total current assets	9,988	7,655
Property, plant and equipment, net	7,144	7,152
Goodwill	22,167	28,673
Intangible assets, net	37,545	40,099
Other non-current assets	4,851	4,708
TOTAL ASSETS	$81,695	$88,287
LIABILITIES AND EQUITY
Current portion of long-term debt	$1,905	$654
Accounts payable	4,582	4,188
Accrued marketing	711	697
Interest payable	283	263
Other current liabilities	1,371	1,451
Liabilities held for sale	11	—
Total current liabilities	8,863	7,253
Long-term debt	19,287	19,215
Deferred income taxes	9,103	9,679
Accrued postemployment costs	136	135
Long-term deferred income	1,331	1,374
Other non-current liabilities	1,396	1,306
TOTAL LIABILITIES	40,116	38,962
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interest	7	6
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,257 shares issued and 1,184 shares outstanding at September 27, 2025; 1,254 shares issued and 1,195 shares outstanding at December 28, 2024)	12	12
Additional paid-in capital	51,738	52,135
Retained earnings/(deficit)	(5,280)	2,171
Accumulated other comprehensive income/(losses)	(2,384)	(2,915)
Treasury stock, at cost (73 shares at September 27, 2025 and 59 shares at December 28, 2024)	(2,636)	(2,218)
Total shareholders' equity	41,450	49,185
Noncontrolling interest	122	134
TOTAL EQUITY	41,572	49,319
TOTAL LIABILITIES AND EQUITY	$81,695	$88,287
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2024	$12	$52,135	$2,171	$(2,915)	$(2,218)	$134	$49,319
Net income/(loss) excluding redeemable noncontrolling interest	—	—	712	—	—	2	714
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	222	—	(1)	221
Dividends declared-common stock ($0.40 per share)	—	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	(214)	—	(214)
Exercise of stock options, issuance of other stock awards, and other	—	34	—	—	—	3	37
Balance at March 29, 2025	$12	$52,169	$2,404	$(2,693)	$(2,432)	$138	$49,598
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(7,824)	—	—	1	(7,823)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	374	—	(13)	361
Dividends declared-common stock ($0.40 per share)	—	—	(475)	—	—	—	(475)
Repurchase of common stock	—	—	—	—	(188)	—	(188)
Exercise of stock options, issuance of other stock awards, and other	—	27	—	—	(16)	1	12
Balance at June 28, 2025	$12	$52,196	$(5,895)	$(2,319)	$(2,636)	$127	$41,485
Net income/(loss) excluding redeemable noncontrolling interest	—	—	615	—	—	(2)	613
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(65)	—	(3)	(68)
Dividends declared-common stock ($0.40 per share)	—	(476)	—	—	—	—	(476)
Exercise of stock options, issuance of other stock awards, and other	—	18	—	—	—	—	18
Balance at September 27, 2025	$12	$51,738	$(5,280)	$(2,384)	$(2,636)	$122	$41,572

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 30, 2023	$12	$52,037	$1,367	$(2,604)	$(1,286)	$162	$49,688
Net income/(loss) excluding redeemable noncontrolling interest	—	—	801	—	—	2	803
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(65)	—	(29)	(94)
Dividends declared-common stock ($0.40 per share)	—	—	(488)	—	—	—	(488)
Dividends declared-noncontrolling interest ($98.77 per share)	—	—	—	—	—	(7)	(7)
Repurchase of common stock	—	—	—	—	(280)	—	(280)
Exercise of stock options, issuance of other stock awards, and other	—	13	—	—	15	3	31
Balance at March 30, 2024	$12	$52,050	$1,680	$(2,669)	$(1,551)	$131	$49,653
Net income/(loss) excluding redeemable noncontrolling interest	—	—	102	—	—	(1)	101
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(69)	—	(4)	(73)
Dividends declared-common stock ($0.40 per share)	—	—	(485)	—	—	—	(485)
Repurchase of common stock	—	—	—	—	(204)	—	(204)
Exercise of stock options, issuance of other stock awards, and other	—	36	—	—	(7)	—	29
Balance at June 29, 2024	$12	$52,086	$1,297	$(2,738)	$(1,762)	$126	$49,021
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(290)	—	—	—	(290)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	191	—	8	199
Dividends declared-common stock ($0.40 per share)	—	—	(486)	—	—	—	(486)
Exercise of stock options, issuance of other stock awards, and other	—	20	—	—	(2)	1	19
Balance at September 28, 2024	$12	$52,106	$521	$(2,547)	$(1,764)	$135	$48,463
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 27, 2025	September 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(6,496)	$614
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	717	714
Divestiture-related license income	(39)	(41)
Equity award compensation expense	70	83
Deferred income tax provision/(benefit)	(488)	(277)
Postemployment benefit plan contributions	(11)	16
Goodwill and intangible asset impairment losses	9,301	2,282
Nonmonetary currency devaluation	26	7
Loss/(gain) on sale of business	44	78
Other items, net	13	(45)
Changes in current assets and liabilities:
Trade receivables	(53)	(83)
Inventories	(205)	(392)
Accounts payable	312	48
Other current assets	(188)	(129)
Other current liabilities	83	(79)
Net cash provided by/(used for) operating activities	3,086	2,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(596)	(777)
Purchases of marketable securities	(1,358)	—
Proceeds from sale of marketable securities	354	—
Proceeds from sale of business, net of cash disposed and working capital adjustments	9	5
Payments to acquire intangible assets	—	(140)
Other investing activities, net	(19)	63
Net cash provided by/(used for) investing activities	(1,610)	(849)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(677)	(607)
Proceeds from issuance of long-term debt	1,620	594
Dividends paid	(1,424)	(1,452)
Repurchases of common stock	(435)	(538)
Other financing activities, net	153	(43)
Net cash provided by/(used for) financing activities	(763)	(2,046)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	52	(17)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	765	(116)
Balance at beginning of period	1,486	1,404
Balance at end of period	$2,251	$1,288
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
Held for Sale
As of September 27, 2025, we classified certain assets and liabilities as held for sale in our condensed consolidated balance sheet, primarily relating to the divestiture of our infant and specialty food business in Italy within our International Developed Markets segment. As of December 28, 2024, assets classified as held for sale were insignificant. See Note 5, Acquisitions and Divestitures, for additional information.

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of 90 days or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At September 27, 2025, we had restricted cash of $32 million recorded in other current assets and restricted cash of $105 million recorded in other non-current assets. At December 28, 2024, we had restricted cash of $31 million recorded in other current assets and restricted cash of $121 million recorded in other non-current assets. Total cash, cash equivalents, and restricted cash was $2,251 million at September 27, 2025 and $1,486 million at December 28, 2024.
Note 2. Proposed Separation Transaction
On September 2, 2025, we announced our plan to separate the Company into two independent, publicly traded companies through a tax-free spin-off (the “Separation”). The two resulting companies, whose names will be determined at a later date, are referred to as: “Global Taste Elevation Co.”, which will focus on Taste Elevation and shelf-stable meals, and “North American Grocery Co.”, which will focus on certain North American staples. While we currently expect to complete the Separation in the second half of 2026, the transaction is subject to the satisfaction of customary conditions, including final approval by the Kraft Heinz Board of Directors, receipt of favorable tax opinions of our U.S. tax advisors with respect to the tax-free nature of the Separation, and the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission. Therefore, we cannot assure that the Separation will be completed on the anticipated timeline or at all or that the terms of the Separation will not change.

We incurred $17 million of separation costs for the three and nine months ended September 27, 2025 which were recognized in selling, general and administrative expenses (“SG&A”).
Note 3. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.
Note 4. New Accounting Standards
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
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):
In September 2025, the FASB issued ASU 2025-06 to provide clarification and improvements to the accounting for internal-use software costs under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The guidance includes amendments related to capitalization of implementation costs, subsequent measurement, and related presentation and disclosure requirements. This ASU will be effective beginning in 2028 for annual and quarterly reports. Early adoption is permitted. We are currently evaluating the impacts this ASU will have on our financial statements and related disclosures.

Note 5. Acquisitions and Divestitures
Divestitures
Italy Infant Transaction:
On July 9, 2025, we entered into a definitive agreement with a third party, NewPrinces S.p.A., to sell our infant and specialty food business in Italy, within our International Developed Markets segment, for cash consideration of approximately $140 million (the “Italy Infant Transaction”). The net assets to be transferred in the Italy Infant Transaction include, among other things, our intellectual property rights to the Plasmon and Nipiol brands and one manufacturing facility in Italy (collectively, the “Italy Infant Disposal Group”). The Italy Infant Transaction is expected to close in the first quarter of 2026, subject to customary closing conditions, including regulatory approvals.
In the third quarter of 2025, we determined that the Italy Infant Disposal Group met the held for sale criteria. Accordingly, we have presented the assets and liabilities of the Italy Infant Disposal Group as held for sale on the condensed consolidated balance sheet at September 27, 2025. As of July 9, 2025, the date the Italy Infant Disposal Group was determined to be held for sale, we tested the individual assets included within the Italy Infant Disposal Group for impairment. We determined that the net assets of the Italy Infant Disposal Group had an aggregate carrying amount above their estimated fair value less cost to sell, and that the goodwill within the Italy Infant Disposal Group was fully impaired. Accordingly, we recorded a non-cash goodwill impairment loss of $35 million, which was recognized in SG&A, for the three and nine months ended September 27, 2025. Further, we recorded an estimated pre-tax loss on sale of business of $44 million for the three and nine months ended September 27, 2025, which was recognized in other expense/(income) on our condensed consolidated statement of income.
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
Papua New Guinea Transaction:
On February 5, 2024, we closed and finalized the sale of 100% of the equity interests in our Papua New Guinea subsidiary, Hugo Canning Company Limited, to a third party for total cash consideration of approximately $22 million (the “Papua New Guinea Transaction”). As a result of the Papua New Guinea Transaction, we recognized a pre-tax loss on sale of business of approximately $80 million in other expense/(income) on our condensed consolidated statement of income in the first quarter of 2024, of which approximately $41 million relates to the release of accumulated foreign currency losses.
Deal Costs:
We incurred insignificant deal costs for the three and nine months ended September 27, 2025 and insignificant deal costs for the three and nine months ended September 28, 2024 related to our divestitures. We recognized these deal costs in SG&A.
Note 6. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our restructuring activities.
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. For the nine months ended September 27, 2025, we eliminated approximately 580 positions related to these programs. As of September 27, 2025, we expect to eliminate approximately 180 additional positions related to these programs, primarily during the remainder of 2025. For the three months ended September 27, 2025, restructuring activities resulted in net expenses of $4 million and included a net expense of $6 million of severance and employee benefit costs and a net benefit of $2 million of other restructuring costs. For the nine months ended September 27, 2025, restructuring activities resulted in net expenses of $18 million and included a net expense of $12 million of other restructuring costs, a net expense of $9 million of severance and employee benefit costs, and a net benefit of $3 million of other exit costs. Restructuring activities resulted in income of $7 million for the three months and $8 million for the nine months ended September 28, 2024.

Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 28, 2024	$29	$11	$40
Charges/(credits)	9	(3)	6
Cash payments	(28)	(6)	(34)
Balance at September 27, 2025	$10	$2	$12
We expect the majority of the liability for severance and employee benefit costs as of September 27, 2025 to be paid by the end of 2025. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire in 2026.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Severance and employee benefit costs - Cost of products sold	$2	$(1)	$1	$(1)
Severance and employee benefit costs - SG&A	4	—	8	(5)
Severance and employee benefit costs - Other expense/(income)	—	—	—	(1)
Other costs - Cost of products sold	—	1	—	3
Other costs - SG&A	—	—	1	3
Other costs - Other expense/(income)	(2)	(7)	8	(7)
	$4	$(7)	$18	$(8)
We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 17, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
North America	$—	$—	$15	$(1)
International Developed Markets	4	(8)	1	(10)
Emerging Markets(a)	(4)	—	(5)	—
General corporate expenses	4	1	7	3
	$4	$(7)	$18	$(8)
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
Note 7. Inventories
Inventories consisted of the following (in millions):

	September 27, 2025	December 28, 2024
Packaging and ingredients	$869	$950
Spare parts	257	245
Work in process	320	310
Finished products	2,084	1,871
Inventories	$3,530	$3,376
At September 27, 2025, inventories excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information.

Note 8. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International Developed Markets	Emerging Markets	Total
Balance at December 28, 2024	$26,232	$2,134	$307	$28,673
Impairment losses(a)	(5,875)	(854)	—	(6,729)
Translation adjustments and other	33	184	6	223
Balance at September 27, 2025	$20,390	$1,464	$313	$22,167
(a)    Includes $35 million of impairment losses within our International Developed Markets segment related to goodwill attributable to the Italy Infant Disposal Group that was determined to be fully impaired. See Note 5, Acquisitions and Divestitures, for additional information related to the Italy Infant Transaction and its financial statement impact.
Q3 2025 Goodwill Impairment Testing
As of the first day of the third quarter of 2025, certain organizational changes occurred that resulted in a change to the reporting unit composition within our North America segment. Our six North America reporting units — Taste Elevation, Ready Meals and Snacking (“TMS”), Hydration & Desserts (“HD”), Meat & Cheese (“MC”), Away from Home & Kraft Heinz Ingredients (“AFH”), Canada and North America Coffee (“CNAC”), and Other North America — were reorganized into five reporting units: Elevation; Hydration, Desserts, & Meals (“HDM”); Meat, Cheese, Coffee, & Snacks (“MCCS”); Canada; and Other North America.
As a result of this reorganization, we reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative fair value approach. We performed an interim impairment test on the affected reporting units on both a pre- and post-reorganization basis.
We performed our pre-reorganization impairment test as of June 29, 2025, which was our first day of the third quarter of 2025. There were five reporting units affected by the reassignment of assets and liabilities that maintained a goodwill balance as of our pre-reorganization impairment test date. These reporting units were TMS, HD, MC, AFH, and CNAC. Our Other North America reporting unit did not have a goodwill balance as of our pre-reorganization impairment test date.
As part of our pre-reorganization impairment test, we utilized the discounted cash flow method under the income approach to estimate the fair values as of June 29, 2025 for the five reporting units noted above. As a result of our pre-reorganization impairment test, we concluded that the fair value of these reporting units exceeded their carrying amounts and no impairment was recorded.
We performed our post-reorganization impairment test in conjunction with our 2025 Annual Impairment Test and tested the new North America reporting units (Elevation, HDM, MCCS, Canada, and Other North America) along with the reporting units in our International Developed Markets segment and Emerging Markets. We tested our reporting units for impairment as of the first day of our third quarter, which was June 29, 2025 for our 2025 Annual Impairment Test. In performing this test, we incorporated information that was known through the date of filing of our Quarterly Report on Form 10-Q for the period ended September 27, 2025. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2025 Annual Impairment Test, we determined that the fair value of each of the reporting units tested was in excess of its carrying amount and no impairments were recorded.
As of September 27, 2025, we maintain 10 reporting units globally, six of which comprise our goodwill balance. These six reporting units had an aggregate goodwill carrying amount of $22.2 billion at September 27, 2025.
Accumulated impairment losses to goodwill were $20.2 billion as of September 27, 2025 and $13.5 billion as of December 28, 2024.

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
As a result of our Q2 Impairment Test, we recognized non-cash goodwill impairment losses of $6.7 billion in SG&A in the second quarter of 2025, of which $3.1 billion related to our TMS reporting unit, $1.6 billion related to our MC reporting unit, $805 million related to our CNAC reporting unit, and $400 million related to our AFH reporting unit within our North America segment, as well as $819 million related to our Western Europe (“WE”) reporting unit within our International Developed Markets segment.
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
Additional Goodwill Considerations
Following the 2025 Annual Impairment Test, our Elevation, HDM, Western Europe, MCCS, and Canada reporting units had less than 5% fair value over carrying amount with an aggregate goodwill carrying amount of $21.9 billion. Our Asia reporting unit had less than 20% fair value over carrying amount with an aggregate goodwill carrying amount of $314 million as of the 2025 Annual Impairment Test date. Accordingly, these reporting units have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
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
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 28, 2024	$36,456
Impairment losses	(2,561)
Translation adjustments and other	226
Balance at September 27, 2025	$34,121
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $34.1 billion at September 27, 2025.
Q3 2025 Indefinite-Lived Intangible Asset Impairment Testing
We performed our 2025 Annual Impairment Test as of June 29, 2025, which was the first day of our third quarter of 2025. As part of the Annual Impairment Test, we utilized the multi-period excess earnings and relief from royalty method under the income approach to estimate the fair value of our indefinite-lived intangible assets. As a result of our 2025 Annual Impairment Test, we concluded that the fair value of these brands exceeded their carrying amounts and no impairment was recorded.

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
2024 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
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
Additional Indefinite-Lived Intangible Asset Considerations
As of the 2025 Annual Impairment Test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $15.0 billion, brands with 20%-50% fair value over carrying amount had an aggregate carrying amount of $17.0 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $2.2 billion.
Our brands that had 20% or less excess fair value over carrying amount as of our 2025 Annual Impairment Test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although our remaining brands had more than 20% excess fair value over carrying amount as of our 2025 Annual Impairment Test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
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

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	September 27, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trademarks	$2,367	$(989)	$1,378	$2,392	$(893)	$1,499
Customer-related assets	3,700	(1,661)	2,039	3,665	(1,530)	2,135
Other	12	(5)	7	13	(4)	9
	$6,079	$(2,655)	$3,424	$6,070	$(2,427)	$3,643
At September 27, 2025, definite-lived intangible assets excluded amounts classified as held for sale due to the Italy Infant Transaction. See Note 5, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $61 million for the three months and $184 million for the nine months ended September 27, 2025, and $62 million for the three months and $191 million for the nine months ended September 28, 2024. Aside from amortization expense, the change in definite-lived intangible assets from December 28, 2024 to September 27, 2025 is primarily related to amounts reclassified to assets held for sale, the impact of foreign currency, and non-cash intangible asset impairment losses of $11 million recognized in the second quarter of 2025 related to two definite-lived intangible assets within our International Developed Markets segment.
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
Our estimated annual effective tax rate was 26.0% as of September 27, 2025, and 20.5% as of September 28, 2024. The year-over-year increase was primarily due to the changes made to our corporate entity structure in December 2024 in conjunction with the Pillar Two legislative developments made under the Organization for Economic Co-operation and Development (OECD). See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on this change to our corporate entity structure.
Our effective tax rate for the three months ended September 27, 2025 was an expense of 24.0% on pre-tax income, which was favorably impacted by certain discrete deferred tax adjustments, changes in estimates of certain 2024 U.S. income and deductions and the geographic mix of pre-tax income in various non-U.S. jurisdictions.
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
Our effective tax rate for the nine months ended September 27, 2025 was an expense of 2.4% on pre-tax loss, which included the net unfavorable effective tax rate impact of non-deductible goodwill impairments of 24.8%. In addition to the impact of these non-cash impairment losses, our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions.
Our effective tax rate for the nine months ended September 28, 2024 was an expense of 43.9% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 21.5%. In addition to the impact of these non-cash impairment losses, our effective tax rate was unfavorably impacted by certain net discrete items including the establishment of valuation allowances in certain foreign jurisdictions, partially offset by the favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
The year-over-year change in the effective tax rate for the nine month period was primarily due to the impact of non-deductible goodwill impairments, and a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
Other Income Tax Matters:
We are currently under examination for income taxes by the IRS for the years 2018 through 2022. In the third quarter of 2023, we received two Notices of Proposed Adjustment (the “NOPAs”) relating to transfer pricing with our foreign subsidiaries for the years 2018 and 2019. The NOPAs propose an increase to our U.S. taxable income that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2018 and approximately $210 million for 2019, excluding interest, and assert penalties of approximately $85 million for each of 2018 and 2019. In the third quarter of 2025, we received a NOPA for the years 2020 through 2022 that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2020, $210 million for 2021, and $200 million for 2022, excluding interest and penalties for each year. We expect to receive a NOPA in the fourth quarter of 2025 asserting penalties for these periods similar to the amounts asserted for the years 2018 and 2019. We strongly disagree with the IRS’s positions, believe that our tax positions are well documented and properly supported, and intend to vigorously contest the positions taken by the IRS and pursue all available administrative and judicial remedies. Therefore, we have not recorded any reserves related to this issue. We continue to maintain the same operating model and transfer pricing methodology with our foreign subsidiaries that was in place for the years 2018 through 2022. We believe our income tax reserves are appropriate for all open tax years and that final adjudication of this matter will not have a material impact on our results of operations and cash flows. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and/or potential penalties, our results of operations and cash flows could be materially affected.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. The OBBBA includes changes to U.S. tax law that will be applicable to the Company beginning in 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research and development expenditures. While OBBBA did not have a significant impact on our total tax provision as of September 27, 2025, we are still evaluating our position on the elective provisions of the law and the potential impacts of those elections on our financial statements.
Note 10. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 28, 2024	6,720,421	$46.44
Granted	936,208	30.71
Forfeited	(1,933,016)	51.30
Exercised	(39,355)	25.41
Outstanding at September 27, 2025	5,684,258	42.34

The aggregate intrinsic value of stock options exercised during the period was insignificant for the nine months ended September 27, 2025
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2024	6,705,507	$37.31
Granted	2,776,815	30.74
Forfeited	(718,915)	35.25
Vested	(1,957,252)	38.40
Outstanding at September 27, 2025	6,806,155	34.54
The aggregate fair value of RSUs that vested during the period was $60 million for the nine months ended September 27, 2025.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2024	5,389,930	$31.77
Granted	3,188,751	30.48
Forfeited(a)	(1,541,095)	31.15
Vested	(636,046)	34.78
Outstanding at September 27, 2025	6,401,540	31.01
(a)    Includes PSUs forfeited due to employee terminations and performance conditions that were not satisfied.
The aggregate fair value of PSUs that vested during the period was $19 million for the nine months ended September 27, 2025.
Note 11. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our postemployment-related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$—	$—	$2	$2
Interest cost	28	33	15	14
Expected return on plan assets	(44)	(49)	(24)	(21)
Amortization of prior service costs/(credits)	—	1	1	—
Amortization of unrecognized losses/(gains)	—	—	4	3
Settlements	1	—	—	—
Other	—	—	—	(7)
Net pension cost/(benefit)	$(15)	$(15)	$(2)	$(9)

	For the Nine Months Ended
	U.S. Plans		Non-U.S. Plans
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$1	$1	$4	$5
Interest cost	93	100	43	42
Expected return on plan assets	(143)	(147)	(66)	(63)
Amortization of prior service costs/(credits)	1	1	2	1
Amortization of unrecognized losses/(gains)	—	—	11	9
Settlements	11	—	—	—
Special/contractual termination benefits	—	—	—	(1)
Other	—	—	—	(7)
Net pension cost/(benefit)	$(37)	$(45)	$(6)	$(14)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $4 million during the nine months ended September 27, 2025 and plan to make further contributions of approximately $2 million during the remainder of 2025. We did not contribute to our U.S. pension plans during the nine months ended September 27, 2025 and do not plan to make contributions during the remainder of 2025. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2025. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$1	$1	$2	$2
Interest cost	7	8	22	24
Expected return on plan assets	(12)	(14)	(35)	(42)
Amortization of prior service costs/(credits)	(3)	(3)	(9)	(8)
Amortization of unrecognized losses/(gains)	(7)	(5)	(20)	(16)
Net postretirement cost/(benefit)	$(14)	$(13)	$(40)	$(40)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
During the nine months ended September 27, 2025, we contributed $7 million to our postretirement benefit plans. We plan to make further contributions of approximately $4 million to our postretirement benefit plans during the remainder of 2025. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2025. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.

Note 12. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	September 27, 2025	December 28, 2024
Commodity contracts	$1,027	$1,152
Foreign exchange contracts	4,236	3,067
Cross-currency contracts	3,083	7,449
Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	September 27, 2025
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$14	$22	$14	$22
Cross-currency contracts(b)	—	—	30	186	30	186
Derivatives not designated as hedging instruments:
Commodity contracts(c)	31	54	7	14	38	68
Foreign exchange contracts(a)	—	—	13	20	13	20
Total fair value	$31	$54	$64	$242	$95	$296
(a)    At September 27, 2025, the fair value of our derivative assets was recorded in other current assets ($25 million) and other non-current assets ($2 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($35 million) and other non-current liabilities ($7 million).
(b)    At September 27, 2025, the fair value of our derivative assets was recorded in other current assets ($25 million) and other non-current assets ($5 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($2 million) and other non-current liabilities ($184 million).
(c)     At September 27, 2025, the fair value of our derivative assets was recorded in other current assets ($37 million) and other non-current assets ($1 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($67 million) and non-current liabilities ($1 million).

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

Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $52 million at September 27, 2025 and $141 million at December 28, 2024. We had posted collateral related to commodity derivative margin requirements of $43 million at September 27, 2025 and $25 million at December 28, 2024, which were included in prepaid expenses on our condensed consolidated balance sheets.
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
Net Investment Hedging:
At September 27, 2025, we had the following items designated as net investment hedges:
•Non-derivative foreign-currency denominated debt with principal amounts of €2.4 billion; and
•Cross-currency contracts with notional amounts of €954 million ($1.0 billion), C$1.3 billion ($900 million), and JPY9.6 billion ($68 million).
•Foreign exchange contracts with notional amounts of CNY4.0 billion ($561 million).
The components of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts.
Cash Flow Hedge Coverage:
At September 27, 2025, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 2 years.
Fair Value Hedge Coverage:
At September 27, 2025, we had fair value hedges of the foreign currency exposure of both intercompany and external foreign currency denominated loans:
•Foreign exchange contracts with notional amounts of £400 million ($536 million) and the carrying value of the hedged item of $535 million is included in the long-term debt on the condensed consolidated balance sheets; and
•Cross-currency contracts with notional amounts of £683 million ($864 million) and MXN4.8 billion ($251 million) and the carrying value of intercompany hedged items of $1.2 billion.
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
Deferred Hedging Gains and Losses on Fair Value and Cash Flow Hedges:
Based on our valuation at September 27, 2025 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges, cross-currency fair value hedges, and foreign exchange fair value hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) during the next 12 months on foreign exchange cash flow hedges and cross-currency cash flow hedges to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cash flow hedges:
Foreign exchange contracts	$1	$—	$1	$—	Net sales
Foreign exchange contracts	19	(14)	(29)	17	Cost of products sold
Foreign exchange contracts (excluded component)	—	1	(1)	(5)	Cost of products sold
Foreign exchange contracts	—	(2)	(2)	(2)	SG&A
Foreign exchange contracts	—	(38)	—	(11)	Other expense/(income)
Foreign exchange contracts (excluded component)	—	5	—	5	Other expense/(income)
Cross-currency contracts	(4)	61	197	2	Other expense/(income)
Cross-currency contracts	(2)	(6)	(12)	(21)	Interest expense
Net investment hedges:
Foreign exchange contracts	(4)	(3)	(4)	(3)	Other expense/(income)
Foreign exchange contracts (excluded component)	2	1	2	1	Interest expense
Cross-currency contracts	22	(101)	(237)	5	Other expense/(income)
Cross-currency contracts (excluded component)	8	10	30	34	Interest expense
Fair value hedges:
Foreign exchange contracts (excluded component)	—	—	(3)	—	Other expense/(income)
Cross-currency contracts (excluded component)	16	(24)	38	(21)	Other expense/(income)
Total gains/(losses) recognized in statements of comprehensive income	$58	$(110)	$(20)	$1

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) recorded to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	September 27, 2025			September 28, 2024
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,247	$240	$(22)	$4,197	$230	$(48)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$1	$—	$—	$4	$—	$(39)
Foreign exchange contracts (excluded component)	—	—	—	(1)	—	3
Cross-currency contracts	—	(1)	(6)	—	(6)	81
Net investment hedges:(a)
Foreign exchange contracts (excluded component)	—	1	—	—	1	—
Cross-currency contracts (excluded component)	—	7	—	—	10	—
Fair Value hedges:(b)
Foreign exchange contracts	—	—	(14)	—	—	—
Cross-currency contracts	—	—	28	—	—	(56)
Cross-currency contracts (excluded component)(a)	—	—	3	—	—	—
Hedged items	—	—	(14)	—	—	56
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(34)	—	—	(6)	—	—
Foreign exchange contracts	—	—	(15)	—	—	—
Cross-currency contracts	—	—	7	—	—	13
Total gains/(losses) recognized in statements of income	$(33)	$7	$(11)	$(3)	$5	$58
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedge and hedged items gains/(losses) in fair value hedges.

	For the Nine Months Ended
	September 27, 2025			September 28, 2024
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$12,351	$709	$(120)	$12,547	$685	$(56)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$16	$—	$—	$9	$—	$(12)
Foreign exchange contracts (excluded component)	(1)	—	—	(5)	—	6
Cross-currency contracts	—	(12)	229	—	(21)	23
Net investment hedges: (a)
Foreign exchange contracts (excluded component)	—	1	—	—	1	—
Cross-currency contracts (excluded component)	—	32	—	—	34	—
Fair Value hedges:(b)
Foreign exchange contracts	—	—	17	—	—	—
Cross-currency contracts	—	—	(59)	—	—	(63)
Cross-currency contracts (excluded component)(a)	—	—	6	—	—	—
Hedged items	—	—	42	—	—	63
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(39)	—	—	(4)	—	—
Foreign exchange contracts	—	—	(8)	—	—	9
Interest rate contracts(c)	—	—	—	—	—	(3)
Cross-currency contracts	—	—	9	—	—	(6)
Total gains/(losses) recognized in statements of income	$(24)	$21	$236	$—	$14	$17
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
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $5 million for the three months and $140 million for the nine months ended September 27, 2025 and pre-tax losses of $66 million for the three months and $35 million for the nine months ended September 28, 2024. These amounts were recognized in other comprehensive income/(loss).
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
Unrealized holding gains/(losses) are deferred into accumulated other comprehensive income/(losses) until the security is settled or sold. We evaluate whether losses related to our available-for-sale debt securities are due to credit or non-credit factors, which includes an assessment of the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Credit-related losses are recognized through other expense/(income) in the period incurred, and non-credit related losses are deferred into accumulated other comprehensive income/(losses) until they are sold.
The following table presents our available-for-sale debt securities’ amortized cost basis, fair value and unrealized gains and losses by significant investment category (in millions):

	September 27, 2025
	Amortized Cost Basis(a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Corporate bonds	$428	$—	$—	$428
Commercial paper	532	—	—	532
U.S. treasury and agency	60	—	—	60
Total	$1,020	$—	$—	$1,020
(a)    Amortized cost basis excludes approximately $4 million of accrued interest.
We purchased approximately $1.9 billion in corporate bonds, commercial paper, and U.S. treasury and agency securities and received approximately $891 million in proceeds from maturity of corporate bonds, commercial paper, and U.S. treasury and agency securities for the nine months ended September 27, 2025. During the same period, no investments in corporate bonds, commercial paper, and U.S. treasury and agency securities were sold prior to maturity. We recognized no direct write-offs or allowances for credit losses in earnings for the three and nine months ended September 27, 2025. Cash flows related to the purchases and sale/maturity of these marketable securities are classified in the condensed consolidated statements of cash flows within investing activities.
The carrying values of our available-for-sale debt securities were included in the following line items in our condensed consolidated balance sheet (in millions):

September 27, 2025
Marketable securities	$1,020
The contractual maturities of these available-for-sale debt securities are all within one-year as of September 27, 2025. We had no available-for-sale debt securities as of December 28, 2024.

Note 13. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Net Fair Value Hedges	Total
Balance as of December 28, 2024	$(2,999)	$29	$81	$(26)	$(2,915)
Foreign currency translation adjustments	920	—	—	—	920
Net deferred gains/(losses) on net investment hedges	(289)	—	—	—	(289)
Amounts excluded from the effectiveness assessment of net investment hedges	24	—	—	—	24
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(25)	—	—	—	(25)
Net deferred gains/(losses) on cash flow hedges	—	—	117	—	117
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	(1)	—	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(173)	—	(173)
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	24	24
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	—	—	—	(3)	(3)
Net actuarial gains/(losses) arising during the period	—	(60)	—	—	(60)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(3)	—	—	(3)
Other activity	15	—	(15)	—	—
Total other comprehensive income/(loss)	645	(63)	(72)	21	531
Balance as of September 27, 2025	$(2,354)	$(34)	$9	$(5)	$(2,384)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	September 27, 2025			September 28, 2024
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(73)	$—	$(73)	$362	$—	$362
Net deferred gains/(losses) on net investment hedges	13	(3)	10	(170)	42	(128)
Amounts excluded from the effectiveness assessment of net investment hedges	10	(3)	7	11	(2)	9
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	2	(6)	(11)	2	(9)
Net deferred gains/(losses) on cash flow hedges	14	(3)	11	1	(9)	(8)
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	—	6	—	6
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	6	(1)	5	(42)	16	(26)
Amounts excluded from the effectiveness assessment of fair value hedges	16	(4)	12	(24)	12	(12)
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(3)	1	(2)	—	—	—
Net deferred gains/(losses) on available-for-sale debt securities	1	—	1	—	—	—
Net actuarial gains/(losses) arising during the period	(35)	8	(27)	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(4)	1	(3)	(4)	1	(3)

	For the Nine Months Ended
	September 27, 2025			September 28, 2024
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$920	$—	$920	$108	$—	$108
Net deferred gains/(losses) on net investment hedges	(381)	92	(289)	(33)	8	(25)
Amounts excluded from the effectiveness assessment of net investment hedges	32	(8)	24	35	(8)	27
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(33)	8	(25)	(35)	8	(27)
Net deferred gains/(losses) on cash flow hedges	155	(38)	117	(15)	10	(5)
Amounts excluded from the effectiveness assessment of cash flow hedges	(1)	—	(1)	—	5	5
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(232)	59	(173)	3	(10)	(7)
Amounts excluded from the effectiveness assessment of fair value hedges	35	(11)	24	(21)	12	(9)
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(6)	3	(3)	—	—	—
Net actuarial gains/(losses) arising during the period	(79)	19	(60)	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(4)	1	(3)	(13)	3	(10)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$(1)	$(1)	$(1)	$(1)	Interest expense
Cross-currency contracts(a)	(7)	(10)	(32)	(34)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(a) (b)	(1)	(3)	(15)	(4)	Cost of products sold
Foreign exchange contracts(a) (b)	—	36	—	6	Other expense/(income)
Cross-currency contracts(a) (b)	6	(81)	(229)	(23)	Other expense/(income)
Cross-currency contracts(a) (b)	1	6	12	21	Interest expense
Interest rate contracts(c)	—	—	—	3	Other expense/(income)
Losses/(gains) on fair value hedges:
Cross-currency contracts(a)	(3)	—	(6)	—	Other expense/(income)
Losses/(gains) on hedges before income taxes	(5)	(53)	(271)	(32)
Losses/(gains) on hedges, income taxes	2	18	70	(2)
Losses/(gains) on hedges	$(3)	$(35)	$(201)	$(34)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(3)	$(2)	$(9)	$(7)
Amortization of prior service costs/(credits)(d)	(2)	(2)	(6)	(6)
Settlement and curtailment losses/(gains)(d)	1	—	11	—
Losses/(gains) on postemployment benefits before income taxes	(4)	(4)	(4)	(13)
Losses/(gains) on postemployment benefits, income taxes	1	1	1	3
Losses/(gains) on postemployment benefits	$(3)	$(3)	$(3)	$(10)
(a)    Represents recognition of the excluded component in net income/(loss) following a systematic and rational approach.
(b)    Includes the effective portion of the related hedges.
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

Note 14. Financing Arrangements
Trade Payables Programs:
We maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets or other forms of guarantees in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. The amounts confirmed outstanding under these programs were $767 million at September 27, 2025 and $745 million at December 28, 2024. The amounts were included in accounts payable on our condensed consolidated balance sheets.

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

Since September 2021, the Company has been involved in an administrative proceeding with the environmental authority from the State of Goiás (“SEMAD”) regarding alleged pollution in the Capivara stream related to a Company facility in Brazil. In March 2025, SEMAD issued a first instance administrative decision maintaining the initial infraction notice, and in September 2025, SEMAD issued a second instance administrative decision again maintaining the initial infraction notice. Given that there are several available levels of appeal from this decision, we cannot predict with certainty the resolution of this matter; however, we do not expect that the ultimate costs to resolve will have a material adverse effect on our financial condition, results of operations, or cash flows.
Debt
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Borrowing Arrangements:
Together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we have a credit agreement, which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (as amended, the “Senior Credit Facility”). On July 8, 2025, we entered into an amendment to this agreement to extend the maturity date from July 8, 2029 to July 8, 2030. Further, the amendment modified certain financial covenants, which changed the minimum shareholders’ equity balance from $35 billion to $25 billion, and added an allowable add-back to the minimum shareholders’ equity balance of up to $2 billion annually, commensurate with goodwill and intangible asset impairments recorded during the period. No amounts were drawn on our Senior Credit Facility at September 27, 2025 and December 28, 2024. See Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our borrowing arrangements.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of September 27, 2025.
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
Debt Issuance Costs:
Debt issuance costs related to the 2025 Notes and revolver credit agreement extension were $2 million for the three months and $15 million for the nine months ended September 27, 2025.
Debt Repayments:
In May 2025, we repaid 600 million euro aggregate principal amount of senior notes that matured in the period.
In May 2024, we repaid 550 million euro aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At September 27, 2025, the aggregate fair value of our total debt was $20.3 billion as compared with a carrying value of $21.2 billion. At December 28, 2024, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $19.9 billion. Our short-term debt had a carrying value that approximated its fair value at September 27, 2025 and December 28, 2024. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Synthetic Lease Arrangements

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
Note 16. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$615	$(290)	$(6,497)	$613
Weighted average shares of common stock outstanding	1,184	1,210	1,188	1,212
Net earnings/(loss)	$0.52	$(0.24)	$(5.47)	$0.51
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$615	$(290)	$(6,497)	$613
Weighted average shares of common stock outstanding	1,184	1,210	1,188	1,212
Effect of dilutive equity awards	2	—	—	5
Weighted average shares of common stock outstanding, including dilutive effect	1,186	1,210	1,188	1,217
Net earnings/(loss)	$0.52	$(0.24)	$(5.47)	$0.50
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 5 million for the three months and 13 million for the nine months ended September 27, 2025 and 15 million for the three months and 6 million for the nine months ended September 28, 2024.
Note 17. Segment Reporting
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
Our chief operating decision maker (“CODM”), Carlos Abrams-Rivera, Chief Executive Officer, evaluates segment performance based on several factors, including net sales and Segment Adjusted Operating Income. Segment Adjusted Operating Income is defined as operating income/(loss) excluding, when they occur, the impacts of restructuring activities, deal costs, separation costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters. Segment Adjusted Operating Income is a financial measure that assists our CODM in comparing our performance on a consistent basis by removing the impact of certain items that our CODM believes do not directly reflect our underlying operations. Our CODM also considers monthly budget-to-actual variances and year-over-year performance of Segment Adjusted Operating Income when making decisions about allocating resources to our segments. Our CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Emerging Markets represents the aggregation of our WEEM and AEM operating segments. Segment Adjusted Operating Income for WEEM and AEM is the measure reported to our chief operating decision maker for purposes of making decisions about allocating resources to these operating segments and assessing their performance.

Net sales by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales:
North America	$4,641	$4,826	$13,886	$14,575
International Developed Markets	895	882	2,609	2,622
Total segment net sales	5,536	5,708	16,495	17,197
Emerging Markets	701	675	2,093	2,073
Total net sales	$6,237	$6,383	$18,588	$19,270
Segment Adjusted Operating Income was (in millions):

	For the Three Months Ended
	September 27, 2025			September 28, 2024
	North America	International Developed Markets	Total	North America	International Developed Markets	Total
Net Sales	$4,641	$895		$4,826	$882
Adjusted Cost of Products Sold(a)	3,081	640		3,070	629
Other segment items(b)	542	125		519	118
Segment Adjusted Operating Income	$1,018	$130	$1,148	$1,237	$135	$1,372
Emerging Markets			79			84
General corporate expenses			(121)			(126)
Restructuring activities			(6)			—
Unrealized gains/(losses) on commodity hedges			(23)			(3)
Impairment losses			(35)			(1,428)
Separation costs			(17)			—
Operating income/(loss)			1,025			(101)
Interest expense			240			230
Other expense/(income)			(22)			(48)
Income/(loss) before income taxes			$807			$(283)
(a)    Adjusted Cost of Products Sold is defined as cost of products sold excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, separation costs, and certain non-ordinary course legal and regulatory matters.
(b)    Other segment items for North America and International Developed Markets includes SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.

	For the Nine Months Ended
	September 27, 2025			September 28, 2024
	North America	International Developed Markets	Total	North America	International Developed Markets	Total
Net Sales	$13,886	$2,609		$14,575	$2,622
Adjusted Cost of Products Sold(a)	9,012	1,841		9,193	1,840
Other segment items(b)	1,582	375		1,589	385
Segment Adjusted Operating Income	$3,292	$393	$3,685	$3,793	$397	$4,190
Emerging Markets			278			232
General corporate expenses			(382)			(447)
Restructuring activities			(10)			—
Unrealized gains/(losses) on commodity hedges			(6)			30
Impairment losses			(9,301)			(2,282)
Separation costs			(17)			—
Operating income/(loss)			(5,753)			1,723
Interest expense			709			685
Other expense/(income)			(120)			(56)
Income/(loss) before income taxes			$(6,342)			$1,094
(a)    Adjusted Cost of Products Sold is defined as cost of products sold excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, separation costs, and certain non-ordinary course legal and regulatory matters.
(b)    Other segment items for North America and International Developed Markets includes SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.
Total depreciation and amortization expense by segment was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation and amortization expense:
North America	$158	$158	$474	$458
International Developed Markets	36	42	110	122
Total segment depreciation and amortization expense	194	200	584	580
Emerging Markets	28	25	84	79
General corporate expenses	23	20	49	55
Total depreciation and amortization expense	$245	$245	$717	$714
Total capital expenditures by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Capital expenditures:
North America	$104	$151	$369	$490
International Developed Markets	24	32	86	121
Total segment capital expenditures	128	183	455	611
Emerging Markets	25	25	76	84
General corporate expenses	18	26	65	82
Total capital expenditures	$171	$234	$596	$777

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
Net sales by platform were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
ACCELERATE
Taste Elevation	$2,788	$2,825	$8,389	$8,443
Easy Ready Meals	1,020	1,065	2,986	3,162
Substantial Snacking	406	423	1,181	1,290
Total Accelerate	4,214	4,313	12,556	12,895
PROTECT
Desserts	291	292	791	815
Hydration	552	539	1,624	1,635
Total Protect	843	831	2,415	2,450
BALANCE
Cheese	392	426	1,217	1,273
Coffee	219	200	646	621
Meats	485	538	1,486	1,633
Other	84	75	268	398
Total Balance	1,180	1,239	3,617	3,925
Total net sales	$6,237	$6,383	$18,588	$19,270
The net sales by platform for the three and nine months ended September 28, 2024 presented in the table above has been corrected to conform to our previously disclosed platform definitions. The update had no impact on net sales or on the condensed consolidated financial statements and we do not believe they are material to the condensed consolidated financial statements.

Note 18. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Amortization of postemployment benefit plans prior service costs/(credits)	$(2)	$(2)	$(6)	$(6)
Net pension and postretirement non-service cost/(benefit)(a)	(32)	(38)	(84)	(101)
Loss/(gain) on sale of business	44	(1)	44	78
Interest income	(34)	(16)	(85)	(49)
Foreign exchange losses/(gains)	5	7	209	(28)
Derivative losses/(gains)	(3)	(2)	(194)	46
Other miscellaneous expense/(income)	—	4	(4)	4
Other expense/(income)	$(22)	$(48)	$(120)	$(56)
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
Other expense/(income) was $22 million of income for the three months ended September 27, 2025 compared to $48 million of income for the three months ended September 28, 2024. This change was primarily driven by a $44 million net loss on sale of business in the third quarter of 2025 compared to a $1 million net gain on sale of business in the third quarter of 2024, and a $6 million decrease in non-cash net pension and postretirement non-service benefits in the third quarter of 2025 compared to the third quarter of 2024. These negative impacts on other expense/(income) were partially offset by an $18 million increase in interest income in the third quarter of 2025 compared to the third quarter of 2024.
Other expense/(income) was $120 million of income for the nine months ended September 27, 2025 compared to $56 million of income for the nine months ended September 28, 2024. This change was primarily driven by a $194 million net gain on derivative activities in 2025 compared to a $46 million net loss on derivative activities in 2024, a $36 million increase in interest income in 2025 compared to 2024, a $44 million loss on sale of business in 2025 compared to a $78 million loss on the sale of business in 2024, and $4 million of income in other miscellaneous income in 2025 compared to $4 million of expense in other miscellaneous expense in 2024. These positive impacts on other expense/(income) were partially offset by a $209 million net foreign exchange loss in 2025 compared to a $28 million net foreign exchange gain in 2024, and a $17 million decrease in non-cash net pension and postretirement non-service benefits in 2025 compared to 2024.

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
See Note 17, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Proposed Separation Transaction:
On September 2, 2025, we announced our plan to separate the Company into two independent, publicly traded companies through a tax-free spin-off. The Separation is expected to allow each company to have greater strategic and operational focus to better serve customers, customize capital allocation, and accelerate profitable growth. We currently expect to complete the Separation in the second half of 2026. See Part II. Items 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of risks relating to the Separation.
Acquisitions and Divestitures:
On July 9, 2025, we entered into a definitive agreement to sell our infant and specialty food business in Italy, within our International Developed Markets segment, which is expected to close in the first quarter of 2026. In the first quarter of 2024, we closed the sale of the Russia Infant Transaction and the Papua New Guinea Transaction, both within Emerging Markets. See Note 5, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on divestiture activities.
Business Trends and Items Affecting Comparability of Financial Results
Inflation, Supply Chain, and Tariff Impacts:
During the nine months ended September 27, 2025, we experienced increased inflationary pressures compared to the prior year, due in part to the recent tariff and trade policy actions taken by the United States and foreign governments. We have incurred increased cost of products sold within a subset of our North America segment (primarily within our Coffee and Hydration platforms) due to the impacts of tariffs on certain raw materials currently sourced from outside of the U.S. and on certain products that are manufactured through our integrated supply chain that spans the U.S. and Canada.
While these increased costs have had a negative impact on our results of operations, we have taken measures to mitigate the impact of this inflation through pricing actions, efficiency gains, and alternative sourcing. However, there has been, and we expect that there could continue to be, a difference between the timing of when these mitigative actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted, and could continue to negatively impact, our market share. As the situation continues to remain fluid due to the rapidly changing global trade environment, we continue to evaluate the potential implications of these actions on our business.
Consumer Trends:
In the second quarter of 2025, we announced our commitment to remove Food, Drug & Cosmetic (“FD&C”) colors from our U.S. portfolio of products before the end of 2027. Additionally, we have committed to ensuring that all new products launched in the U.S. will be free of FD&C colors. This initiative will impact a subset of the products sold within our North America segment, primarily within our Hydration and Desserts platforms. While we do not currently anticipate a significant impact to our input costs in our efforts to meet this commitment, our net sales, market share, or results of operations could be adversely affected if we are unsuccessful in our efforts to continue to satisfy consumer preferences.

Regulatory Landscape:
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The OBBBA includes, among other provisions, a broad range of changes to U.S. tax law, as well as changes to eligibility requirements for Supplemental Nutrition Assistance Program (“SNAP”) recipients. While OBBBA did not have a significant impact on our total tax provision as of September 27, 2025, we are still evaluating our position on the elective provisions of the law and the potential impacts of those elections on our financial statements.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,237	$6,383	(2.3)%	$18,588	$19,270	(3.5)%
Operating income/(loss)	1,025	(101)	1,114.9%	(5,753)	1,723	(433.9)%
Net income/(loss)	613	(290)	311.4%	(6,496)	614	(1,158.0)%
Net income/(loss) attributable to common shareholders	615	(290)	312.1%	(6,497)	613	(1,159.9)%
Diluted EPS	0.52	(0.24)	316.7%	(5.47)	0.50	(1,194.0)%
Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
	(in millions)			(in millions)
Net sales	$6,237	$6,383	(2.3)%	$18,588	$19,270	(3.5)%
Organic Net Sales(a)	6,201	6,363	(2.5)%	18,612	19,204	(3.1)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2025 Compared to the Three Months Ended September 28, 2024:
Net sales decreased 2.3% to $6.2 billion for the three months ended September 27, 2025 compared to $6.4 billion for the three months ended September 28, 2024, including the favorable impact of foreign currency (0.2 pp). Organic Net Sales decreased 2.5% to $6.2 billion for the three months ended September 27, 2025 compared to $6.4 billion for the three months ended September 28, 2024, primarily due to the unfavorable volume/mix (3.5 pp), which more than offset higher pricing (1.0 pp). Pricing was higher in each segment. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.
Nine Months Ended September 27, 2025 Compared to the Nine Months Ended September 28, 2024:
Net sales decreased 3.5% to $18.6 billion for the nine months ended September 27, 2025 compared to $19.3 billion for the nine months ended September 28, 2024, including the unfavorable impact of foreign currency (0.4 pp). Organic Net Sales decreased 3.1% to $18.6 billion for the nine months ended September 27, 2025 compared to $19.2 billion for the nine months ended September 28, 2024, primarily due to the unfavorable volume/mix (3.9 pp), which more than offset higher pricing (0.8 pp). Pricing was higher in each segment. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.

Net Income/(Loss):

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
	(in millions)			(in millions)
Operating income/(loss)	$1,025	$(101)	1,114.9%	$(5,753)	$1,723	(433.9)%
Net income/(loss)	613	(290)	311.4%	(6,496)	614	(1,158.0)%
Net income/(loss) attributable to common shareholders	615	(290)	312.1%	(6,497)	613	(1,159.9)%
Adjusted Operating Income(a)	1,106	1,330	(16.9)%	3,581	3,975	(9.9)%
(a)    Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2025 Compared to the Three Months Ended September 28, 2024:
Operating income/(loss) increased 1,114.9% to income of $1.0 billion for the three months ended September 27, 2025 compared to losses of $101 million for the three months ended September 28, 2024, primarily due to non-cash impairment losses that were $1.4 billion lower in the current year period. In addition to the impact of these non-cash impairment losses, operating income/(loss) decreased $267 million due to inflationary pressures in commodity and manufacturing costs that outpaced our efficiency initiatives, unfavorable volume/mix, increased SG&A, primarily due to increased advertising expenses, and unfavorable changes in unrealized losses/(gains) on commodity hedges. These unfavorable impacts to operating income/(loss) were partially offset by higher pricing.
Net income/(loss) increased 311.4% to income of $613 million for the three months ended September 27, 2025 compared to losses of $290 million for the three months ended September 28, 2024. This increase was due to the favorable changes in operating income/(loss) factors discussed above, partially offset by higher income tax expense, unfavorable changes in other expense/(income), and higher interest expense.
•Our effective tax rate for the three months ended September 27, 2025 was an expense of 24.0% on pre-tax income. Our effective tax rate for the three months ended September 28, 2024 was an expense of 2.5% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 22.9%. The year-over-year change in the effective tax rate for the three-month period was primarily driven by the impact of non-deductible goodwill impairments and a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions primarily due to the changes made to our corporate entity structure in December 2024.
•Other expense/(income) was $22 million of income for the three months ended September 27, 2025 compared to $48 million of income for the three months ended September 28, 2024. This change was primarily driven by a $44 million net loss on the sale of a business recognized in the third quarter of 2025 associated with the Italy Infant Transaction, partially offset by an $18 million increase in interest income primarily due to interest earned on our available-for-sale securities.
Adjusted Operating Income decreased 16.9% to $1.1 billion for the three months ended September 27, 2025 compared to $1.3 billion for the three months ended September 28, 2024, primarily due to inflationary pressures in commodity and manufacturing costs that outpaced our efficiency initiatives, unfavorable volume/mix, and increased SG&A, primarily due to increased advertising expenses. These unfavorable impacts more than offset higher pricing and the favorable impact of foreign currency (0.1 pp).
Nine Months Ended September 27, 2025 Compared to the Nine Months Ended September 28, 2024:
Operating income/(loss) decreased 433.9% to a loss of $5.8 billion for the nine months ended September 27, 2025 compared to income of $1.7 billion for the nine months ended September 28, 2024, primarily due to non-cash impairment losses that were $7.0 billion higher in the current year period. In addition to the impact of these non-cash impairment losses, operating income/(loss) decreased $457 million due to inflationary pressures in commodity and manufacturing costs that outpaced our efficiency initiatives, unfavorable volume/mix, and unfavorable changes in unrealized losses/(gains) on commodity hedges. These unfavorable impacts to operating income/(loss) were partially offset by higher pricing and decreased SG&A, primarily due to decreased advertising expenses and lower variable compensation expense.

Net income/(loss) decreased 1,158.0% to a loss of $6.5 billion for the nine months ended September 27, 2025 compared to income of $614 million for the nine months ended September 28, 2024. This decrease was due to the unfavorable changes in operating income/(loss) factors discussed above and higher interest expense, partially offset by lower income tax expense and favorable changes in other expense/(income).
•Our effective tax rate for the nine months ended September 27, 2025 was an expense of 2.4% on pre-tax loss, which included the net unfavorable effective tax rate impact of non-deductible goodwill impairments of 24.8%. Our effective tax rate for the nine months ended September 28, 2024 was an expense of 43.9% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 21.5%. The year-over-year change in the effective tax rate for the nine month period was primarily due to the impact of non-deductible goodwill impairments, and a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
•Other expense/(income) was $120 million of income for the nine months ended September 27, 2025 compared to $56 million of income for the nine months ended September 28, 2024. This change was primarily driven by a $36 million increase in interest income in 2025 compared to 2024 primarily due to interest earned our available-for-sale securities, and a $44 million net loss on the sale of a business recognized in 2025 compared to a $78 million net loss on the sale of businesses in 2024.
Adjusted Operating Income decreased 9.9% to $3.6 billion for the nine months ended September 27, 2025 compared to $4.0 billion for the nine months ended September 28, 2024, primarily due to inflationary pressures in commodity and manufacturing costs that outpaced our efficiency initiatives, unfavorable volume/mix, and the unfavorable impact of foreign currency (0.1 pp). These unfavorable impacts more than offset higher pricing and decreased SG&A, primarily due to decreased advertising expenses and lower variable compensation expense.
Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
Diluted EPS	$0.52	$(0.24)	316.7%	$(5.47)	$0.50	(1,194.0)%
Adjusted EPS(a)	0.61	0.75	(18.7)%	1.92	2.22	(13.5)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2025 Compared to the Three Months Ended September 28, 2024:
Diluted EPS increased 316.7% to $0.52 for the three months ended September 27, 2025 compared to $(0.24) for the three months ended September 28, 2024, primarily due to the net income/(loss) factors discussed above and the favorable impact of our common stock repurchases.

	For the Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Diluted EPS	$0.52	$(0.24)	$0.76	316.7%
Unrealized losses/(gains) on commodity hedges	0.02	—	0.02
Impairment losses	0.03	0.99	(0.96)
Separation costs	0.01	—	0.01
Losses/(gains) on sale of business	0.04	—	0.04
Certain significant discrete income tax items	(0.01)	—	(0.01)
Adjusted EPS(a)	$0.61	$0.75	$(0.14)	(18.7)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.14)
Interest expense			(0.01)
Other expense/(income)			0.02
Effective tax rate			(0.02)
Effect of common stock repurchases(b)			0.01
			$(0.14)
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

(b)    Includes the impact of the change in the weighted average shares of common stock outstanding, including dilutive effect, which is primarily due to shares purchased pursuant to our publicly announced share repurchase program. See Note 16, Earnings Per Share, for more information on our weighted average shares outstanding.
Adjusted EPS decreased 18.7% to $0.61 for the three months ended September 27, 2025 compared to $0.75 for the three months ended September 28, 2024. This decrease was primarily due to lower Adjusted Operating Income, higher taxes on adjusted earnings, and higher interest expense, which more than offset the favorable changes in other expense/(income) and the favorable impact of our common stock repurchases.
Nine Months Ended September 27, 2025 Compared to the Nine Months Ended September 28, 2024:
Diluted EPS decreased 1,194.0% to $(5.47) for the nine months ended September 27, 2025 compared to $0.50 for the nine months ended September 28, 2024, primarily due to the net income/(loss) factors discussed above, which more than offset the favorable impact of our common stock repurchases.

	For the Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Diluted EPS	$(5.47)	$0.50	$(5.97)	(1,194.0)%
Restructuring activities	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	—	(0.02)	0.02
Impairment losses	7.30	1.69	5.61
Separation costs	0.01	—	0.01
Losses/(gains) on sale of business	0.04	0.05	(0.01)
Nonmonetary currency devaluation	0.02	—	0.02
Certain significant discrete income tax items	0.01	—	0.01
Adjusted EPS(a)	$1.92	$2.22	$(0.30)	(13.5)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.26)
Interest expense			(0.01)
Other expense/(income)			0.04
Effective tax rate			(0.11)
Effect of common stock repurchases(b)			0.04
			$(0.30)
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(b)    Includes the impact of the change in the weighted average shares of common stock outstanding, including dilutive effect, which is primarily due to shares purchased pursuant to our publicly announced share repurchase program. See Note 16, Earnings Per Share, for more information on our weighted average shares outstanding.
Adjusted EPS decreased 13.5% to $1.92 for the nine months ended September 27, 2025 compared to $2.22 for the nine months ended September 28, 2024. This decrease was primarily due to lower Adjusted Operating Income, higher taxes on adjusted earnings, and higher interest expense, which more than offset the favorable impact of our common stock repurchases and favorable changes in other expense/(income).

Results of Operations by Segment
We manage our operating results through four operating segments. We have two reportable segments defined by geographic region: North America and International Developed Markets. Our remaining operating segments, consisting of WEEM and AEM, are combined and disclosed as Emerging Markets.
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted Operating Income. Segment Adjusted Operating Income is defined as operating income/(loss) excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, separation costs, and certain non-ordinary course legal and regulatory matters. Segment Adjusted Operating Income for Emerging Markets, which represents the aggregation of our WEEM and AEM operating segments, is defined and presented consistently with the Segment Adjusted Operating Income of our reportable segments — North America and International Developed Markets. Segment Adjusted Operating Income is a financial measure that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management also uses Segment Adjusted Operating Income to allocate resources.
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our condensed consolidated statements of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our condensed consolidated balance sheets, until such time as the economy is no longer considered highly inflationary. See Note 3, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024, for additional information. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela, Turkey, and Egypt, which are all in Emerging Markets.
Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in millions)
Net sales:
North America	$4,641	$4,826	$13,886	$14,575
International Developed Markets	895	882	2,609	2,622
Emerging Markets	701	675	2,093	2,073
Total net sales	$6,237	$6,383	$18,588	$19,270

Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in millions)
Organic Net Sales(a):
North America	$4,645	$4,826	$13,921	$14,575
International Developed Markets	869	882	2,575	2,622
Emerging Markets	687	655	2,116	2,007
Total Organic Net Sales	$6,201	$6,363	$18,612	$19,204
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three and nine months ended September 27, 2025 compared to the three and nine months ended September 28, 2024 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(3.8)%	0.0 pp	0.0 pp	(3.8)%	0.4 pp	(4.2) pp
International Developed Markets	1.6%	3.0 pp	0.0 pp	(1.4)%	1.0 pp	(2.4) pp
Emerging Markets	3.8%	(0.9) pp	0.0 pp	4.7%	4.0 pp	0.7 pp
Kraft Heinz	(2.3)%	0.2 pp	0.0 pp	(2.5)%	1.0 pp	(3.5) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Nine Months Ended
North America	(4.7)%	(0.2) pp	0.0 pp	(4.5)%	0.4 pp	(4.9) pp
International Developed Markets	(0.5)%	1.3 pp	0.0 pp	(1.8)%	0.5 pp	(2.3) pp
Emerging Markets	0.9%	(4.0) pp	(0.5) pp	5.4%	4.5 pp	0.9 pp
Kraft Heinz	(3.5)%	(0.4) pp	0.0 pp	(3.1)%	0.8 pp	(3.9) pp
Adjusted Operating Income:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in millions)
Segment Adjusted Operating Income:
North America	$1,018	$1,237	$3,292	$3,793
International Developed Markets	130	135	393	397
Total Segment Adjusted Operating Income	1,148	1,372	3,685	4,190
Emerging Markets	79	84	278	232
General corporate expenses	(121)	(126)	(382)	(447)
Restructuring activities	(6)	—	(10)	—
Unrealized gains/(losses) on commodity hedges	(23)	(3)	(6)	30
Impairment losses	(35)	(1,428)	(9,301)	(2,282)
Separation costs	(17)	—	(17)	—
Operating income/(loss)	1,025	(101)	(5,753)	1,723
Interest expense	240	230	709	685
Other expense/(income)	(22)	(48)	(120)	(56)
Income/(loss) before income taxes	$807	$(283)	$(6,342)	$1,094
North America:

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
	(in millions)			(in millions)
Net sales	$4,641	$4,826	(3.8)%	$13,886	$14,575	(4.7)%
Organic Net Sales(a)	4,645	4,826	(3.8)%	13,921	14,575	(4.5)%
Segment Adjusted Operating Income	1,018	1,237	(17.8)%	3,292	3,793	(13.2)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2025 Compared to the Three Months Ended September 28, 2024:
Net sales decreased 3.8% to $4.6 billion for the three months ended September 27, 2025 compared to $4.8 billion for the three months ended September 28, 2024. Organic Net Sales decreased 3.8% to $4.6 billion for the three months ended September 27, 2025 compared to $4.8 billion for the three months ended September 28, 2024, primarily due to unfavorable volume/mix (4.2

pp), which more than offset higher pricing (0.4 pp). Unfavorable volume/mix was primarily due to declines in coffee, cold cuts, frozen snacks, and certain condiments. Higher pricing was taken in certain categories to mitigate higher input costs, primarily in coffee.
Segment Adjusted Operating Income decreased 17.8% to $1.0 billion for the three months ended September 27, 2025 compared to $1.2 billion for the three months ended September 28, 2024, primarily due to inflationary pressures in commodity and manufacturing costs that outpaced our efficiency initiatives, unfavorable volume/mix, increased SG&A, primarily due to increased advertising expenses, and the unfavorable impact of foreign currency (0.1 pp). These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing.
Nine Months Ended September 27, 2025 Compared to the Nine Months Ended September 28, 2024:
Net sales decreased 4.7% to $13.9 billion for the nine months ended September 27, 2025 compared to $14.6 billion for the nine months ended September 28, 2024, including the unfavorable impacts of foreign currency (0.2 pp). Organic Net Sales decreased 4.5% to $13.9 billion for the nine months ended September 27, 2025 compared to $14.6 billion for the nine months ended September 28, 2024, primarily due to unfavorable volume/mix (4.9 pp), which more than offset higher pricing (0.4 pp). Unfavorable volume/mix was primarily driven by declines in cold cuts, coffee, frozen snacks, desserts, and certain condiments. Higher pricing was taken in certain categories to mitigate higher input costs, primarily in coffee.
Segment Adjusted Operating Income decreased 13.2% to $3.3 billion for the nine months ended September 27, 2025 compared to $3.8 billion for the nine months ended September 28, 2024, primarily due to inflationary pressures in commodity and manufacturing costs that outpaced our efficiency initiatives, unfavorable volume/mix, higher depreciation expense, and the unfavorable impact of foreign currency (0.1 pp). These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing and decreased SG&A, primarily due to decreased advertising expenses, and lower variable compensation expense.

International Developed Markets:

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
	(in millions)			(in millions)
Net sales	$895	$882	1.6%	$2,609	$2,622	(0.5)%
Organic Net Sales(a)	869	882	(1.4)%	2,575	2,622	(1.8)%
Segment Adjusted Operating Income	130	135	(3.5)%	393	397	(1.0)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 27, 2025 Compared to the Three Months Ended September 28, 2024:
Net sales increased 1.6% to $895 million for the three months ended September 27, 2025 compared to $882 million for the three months ended September 28, 2024, including the favorable impacts of foreign currency (3.0 pp). Organic Net Sales decreased 1.4% to $869 million for the three months ended September 27, 2025 compared to $882 million for the three months ended September 28, 2024, primarily due to unfavorable volume/mix (2.4 pp), which more than offset higher pricing (1.0 pp). Unfavorable volume/mix was primarily due to continued industry slowdowns in meals in the United Kingdom and pricing elasticity in New Zealand.
Segment Adjusted Operating Income decreased 3.5% to $130 million for the three months ended September 27, 2025 compared to $135 million for the three months ended September 28, 2024, primarily due to unfavorable volume/mix and increased SG&A, primarily due to increased variable compensation expense and research and development costs. These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing and the favorable impact of foreign currency (4.1 pp).
Nine Months Ended September 27, 2025 Compared to the Nine Months Ended September 28, 2024:
Net sales decreased 0.5% to $2.6 billion for the nine months ended September 27, 2025 compared to $2.6 billion for the nine months ended September 28, 2024, including the favorable impacts of foreign currency (1.3 pp). Organic Net Sales decreased 1.8% to $2.6 billion for the nine months ended September 27, 2025 compared to $2.6 billion for the nine months ended September 28, 2024, primarily due to unfavorable volume/mix (2.3 pp), which more than offset higher pricing (0.5 pp). Unfavorable volume/mix was primarily due to continued industry slowdowns of meals in the United Kingdom and pricing elasticity in New Zealand.

Segment Adjusted Operating Income decreased 1.0% to $393 million for the nine months ended September 27, 2025 compared to $397 million for the nine months ended September 28, 2024, primarily due to unfavorable volume/mix and inflationary pressures in manufacturing and procurement costs that outpaced our efficiency initiatives. These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing, the favorable impact of foreign currency (2.8 pp), lower amortization expense, and decreased SG&A, primarily due to decreased advertising expenses.
Emerging Markets:

	For the Three Months Ended			For the Nine Months Ended
	September 27, 2025	September 28, 2024	% Change	September 27, 2025	September 28, 2024	% Change
	(in millions)			(in millions)
Net sales	$701	$675	3.8%	$2,093	$2,073	0.9%
Organic Net Sales(a)	687	655	4.7%	2,116	2,007	5.4%
Segment Adjusted Operating Income(b)	79	84	(6.5)%	278	232	19.6%
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
Three Months Ended September 27, 2025 Compared to the Three Months Ended September 28, 2024:
Net sales increased 3.8% to $701 million for the three months ended September 27, 2025 compared to $675 million for the three months ended September 28, 2024, including the unfavorable impacts of foreign currency (0.9 pp). Organic Net Sales increased 4.7% to $687 million for the three months ended September 27, 2025 compared to $655 million for the three months ended September 28, 2024, primarily driven by higher pricing (4.0 pp) and favorable volume/mix (0.7 pp). Higher pricing was taken primarily in certain countries within WEEM to address inflationary pressures. Favorable volume/mix was primarily driven by Taste Elevation within our LATAM region, which more than offset unfavorable volume/mix in Indonesia.
Segment Adjusted Operating Income decreased 6.5% to $79 million for the three months ended September 27, 2025 compared to $84 million for the three months ended September 28, 2024, primarily due to increased advertising expenses, higher procurement and logistics costs reflecting inflationary pressure in WEEM, unfavorable changes in allowances for trade receivables in Indonesia, higher depreciation expense, and the unfavorable impact of foreign currency (1.8 pp). These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing, reduced manufacturing costs primarily as a result of our efficiency initiatives, and favorable volume/mix.
Nine Months Ended September 27, 2025 Compared to the Nine Months Ended September 28, 2024:
Net sales increased 0.9% to $2.1 billion for the nine months ended September 27, 2025 compared to $2.1 billion for the nine months ended September 28, 2024, including the unfavorable impacts of foreign currency (4.0 pp) and divestitures (0.5 pp). Organic Net Sales increased 5.4% to $2.1 billion for the nine months ended September 27, 2025 compared to $2.0 billion for the nine months ended September 28, 2024, primarily driven by higher pricing (4.5 pp) and favorable volume/mix (0.9 pp). Higher pricing was taken primarily in certain countries within WEEM to address inflationary pressures. Favorable volume/mix was primarily driven by Taste Elevation within LATAM, particularly in Brazil, which more than offset unfavorable volume/mix in Indonesia.
Segment Adjusted Operating Income increased 19.6% to $278 million for the nine months ended September 27, 2025 compared to $232 million for the nine months ended September 28, 2024, primarily due to higher pricing, reduced manufacturing costs, primarily as a result of our efficiency initiatives, and favorable volume/mix. These favorable impacts to Segment Adjusted Operating Income more than offset increased SG&A, primarily due to increased advertising expenses, higher procurement and logistics costs reflecting inflationary pressure in WEEM, higher depreciation expense, and the unfavorable impact of foreign currency (4.9 pp).
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

Cash Flow Activity for the Nine Months Ended September 27, 2025 Compared to the Nine Months Ended September 28, 2024:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $3.1 billion for the nine months ended September 27, 2025 compared to $2.8 billion for the nine months ended September 28, 2024. This increase was primarily due to favorable changes in working capital, predominantly within inventory and accounts payable, as well as lower cash outflows from variable compensation in the 2025 period compared to the 2024 period. These impacts were partially offset by lower Adjusted Operating Income.
Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $1.6 billion for the nine months ended September 27, 2025 compared to $849 million for the nine months ended September 28, 2024. This change was primarily driven by the purchases of marketable securities, partially offset by proceeds received from the sale of marketable securities in the 2025 period, lower capital expenditures in the 2025 period compared to the 2024 period, and lapping our prior year payment to acquire the TGI Friday License. We expect 2025 capital expenditures to be approximately $950 million compared to the 2024 capital expenditures of $1.0 billion. Our 2025 capital expenditures are expected to be primarily driven by maintenance projects, investments in technology, capital investments focused on generating growth, including cost improvements, capacity expansion, and investments in warehouse.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $763 million for the nine months ended September 27, 2025 compared to $2.0 billion for the nine months ended September 28, 2024. This change was primarily driven by debt proceeds received from the issuance of the 2025 Notes in the current year period, increased cash flow hedge settlements, and decreased repurchases of common stock compared to the prior year period. See Note 15, Commitments, Contingencies, and Debt for additional information on our debt issuances.
Cash Held by International Subsidiaries:
Of the $2.1 billion cash and cash equivalents on our condensed consolidated balance sheet at September 27, 2025, $1.1 billion was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2025 accumulated earnings of certain international subsidiaries is approximately $65 million.
Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at September 27, 2025 and December 28, 2024 and relates to local withholding taxes that would be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. The amounts confirmed outstanding under these programs were $767 million at September 27, 2025 and $745 million at December 28, 2024. The amounts were included in accounts payable on our consolidated balance sheets. See Note 14, Financing Arrangements, in Item 1, Financial Statements, for additional information on our trade payables programs.
Borrowing Arrangements:
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at September 27, 2025, at December 28, 2024, or during the nine months ended September 27, 2025 or September 28, 2024.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2030. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at September 27, 2025 or December 28, 2024, or during the nine months ended September 27, 2025 or September 28, 2024.

Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of September 27, 2025.
Long-Term Debt:
Our long-term debt, including the current portion, was $21.2 billion at September 27, 2025 and $19.9 billion at December 28, 2024. This increase was primarily due to the issuance of the 2025 Notes, as well as changes in foreign currency exchange rates on our foreign-denominated debt, partially offset by the repayment of our 600 million euro senior notes due May 2025.
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
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of September 27, 2025.
See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity, Note 12, Financial Instruments, in Item 1, Financial Statements, for additional information on our available-for-sale securities, and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional information on our borrowing arrangements and long-term debt.
Equity and Dividends:
We paid dividends on our common stock of $1.4 billion for the nine months ended September 27, 2025. Additionally, in the fourth quarter of 2025, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on December 26, 2025 to stockholders of record on November 28, 2025.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, transactions structured through investment banking institutions, or other means. We purchased no shares during the three months ended and 13.5 million shares during the nine months ended September 27, 2025 and had approximately $1.5 billion remaining authorization under the share repurchase program as of September 27, 2025. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
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
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by KHFC, our 100% owned operating subsidiary (the “Guarantee”). See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, and Note 16, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 28, 2024 for additional descriptions of these guarantees.

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

Summarized Statement of Income

For the Nine Months Ended
September 27, 2025
Net sales	$11,834
Gross profit(a)	4,363
Intercompany service fees and other recharges	3,108
Operating income/(loss)	758
Equity in earnings/(losses) of subsidiaries	(6,421)
Net income/(loss)	(6,497)
Net income/(loss) attributable to common shareholders	(6,497)
(a)    For the nine months ended September 27, 2025, the Obligor Group recorded $363 million of net sales to the non-guarantor subsidiaries and $46 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

	September 27, 2025	December 28, 2024
ASSETS
Current assets	$4,895	$4,506
Current assets due from affiliates(a)	147	445
Non-current assets	5,689	5,848
Goodwill	8,823	8,823
Intangible assets, net	1,796	1,881
Non-current assets due from affiliates(b)	28	28
LIABILITIES
Current liabilities	$4,757	$5,563
Current liabilities due to affiliates(a)	1,548	1,924
Non-current liabilities	21,266	22,846
Non-current liabilities due to affiliates(b)	206	194
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meats, sugar and other sweeteners, coffee beans, tomatoes, edible oils, eggs, fruits and vegetables, and wheat products to manufacture our products. In addition, we purchase and use significant quantities of plastics, resins, cardboard, glass and paper to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor global supply and cost trends of these commodities.
During the nine months ended September 27, 2025, we experienced increased commodity costs for coffee, meat, and eggs, while commodity costs for cheese and dairy, tomato products, edible oil and wheat products decreased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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

Goodwill and Intangible Assets:
As of September 27, 2025, we maintain 10 reporting units globally, six of which comprise our goodwill balance. These six reporting units had an aggregate goodwill carrying amount of $22.2 billion at September 27, 2025. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $34.1 billion at September 27, 2025.
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
As detailed in Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, we performed our 2025 Annual Impairment Test as of June 29, 2025, which was the first day of our third quarter of 2025. We concluded that the fair value of our reporting units and brands exceeded their carrying amounts and no impairment was recorded in the third quarter of 2025 as a result of the 2025 Annual Impairment Test. Our reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2025 Annual Impairment Test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Our reporting units that were determined to have less than 5% fair value over carrying amount as of our 2025 Annual Impairment Test had an aggregate goodwill carrying amount of $21.9 billion as of the 2025 Annual Impairment Test and included Elevation, HDM, Western Europe, MCCS, and Canada reporting units. Our Asia reporting unit had less than 20% fair value over carrying amount with an aggregate goodwill carrying amount of $314 million as of the 2025 Annual Impairment Test. Our reporting units that have 20% or less excess fair value over carrying amounts as of the 2025 Annual Impairment Test are considered at a heightened risk of future impairments and had an aggregate carrying amount of $22.2 billion. Our four remaining reporting units had no goodwill carrying amount at the time of the 2025 Annual Impairment Test.
As of the 2025 Annual Impairment Test, our Kraft brand was determined to have less than 2% fair value over carrying amount, and had a carrying amount of $8.5 billion. Our brands that had over 2% but less than 10% fair value over carrying amount included Lunchables, Bagel Bites, and Claussen and had an aggregate carrying amount of $1.2 billion as of the 2025 Annual Impairment Test. Our brands that had 10-20% fair value over carrying amount included Velveeta, Oscar Mayer, A1, Capri Sun, and Cool Whip and had an aggregate carrying amount of $5.3 billion as of the 2025 Annual Impairment Test. The aggregate carrying amount of brands with fair value over carrying amount 20-50% was $17.0 billion as of the 2025 Annual Impairment Test. Although the remaining brands, with a carrying amount of $2.2 billion, have more than 50% excess fair value over carrying amount as of the 2025 Annual Impairment Test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future. Our brands that have 20% or less excess fair value over carrying amounts as of the 2025 Annual Impairment Test are considered at a heightened risk of future impairments and had an aggregate carrying amount of $15.0 billion.

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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of the 2025 Annual Impairment Test for each reporting unit and brand were as follows:

	Goodwill Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$22.2	7.3%	11.8%	0.5%	4.0%
Brands (excess earnings method)	11.3	8.5%	8.8%	0.5%	2.0%
Brands (relief from royalty method)	3.7	8.8%	9.3%	0.5%	2.0%	7.0%	20.0%
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
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 20% or less excess fair value over carrying amount, as a result of the 2025 Annual Impairment Test for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(3.5)	$4.0	$1.7	$(1.6)
Brands (excess earnings method)	(0.8)	1.0	0.4	(0.3)
Brands (relief from royalty method)	(0.3)	0.3	0.1	(0.1)	$0.4	$(0.4)

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
Adjusted Operating Income is defined as operating income excluding, when they occur, the impacts restructuring activities, deal costs, separation costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters.
Adjusted EPS is defined as diluted EPS excluding, when they occur, the impacts of restructuring activities, deal costs, separation costs, unrealized losses/(gains) on commodity hedges, impairment losses, certain non-ordinary course legal and regulatory matters, losses/(gains) on the sale of a business, other losses/(gains) related to acquisitions and divestitures (e.g., tax and hedging impacts), nonmonetary currency devaluation (e.g., remeasurement gains and losses), debt prepayment and extinguishment (benefit)/costs, and certain significant discrete income tax items, and including, when they occur, adjustments to reflect preferred stock dividend payments on an accrual basis.

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended September 27, 2025
North America	$4,641	$(4)	$—	$4,645
International Developed Markets	895	26	—	869
Emerging Markets	701	14	—	687
Kraft Heinz	$6,237	$36	$—	$6,201

Three Months Ended September 28, 2024
North America	$4,826	$—	$—	$4,826
International Developed Markets	882	—	—	882
Emerging Markets	675	20	—	655
Kraft Heinz	$6,383	$20	$—	$6,363

Year-over-year growth rates
North America	(3.8)%	0.0 pp	0.0 pp	(3.8)%	0.4 pp	(4.2) pp
International Developed Markets	1.6%	3.0 pp	0.0 pp	(1.4)%	1.0 pp	(2.4) pp
Emerging Markets	3.8%	(0.9) pp	0.0 pp	4.7%	4.0 pp	0.7 pp
Kraft Heinz	(2.3)%	0.2 pp	0.0 pp	(2.5)%	1.0 pp	(3.5) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Nine Months Ended September 27, 2025
North America	$13,886	$(35)	$—	$13,921
International Developed Markets	2,609	34	—	2,575
Emerging Markets	2,093	(23)	—	2,116
Kraft Heinz	$18,588	$(24)	$—	$18,612

Nine Months Ended September 28, 2024
North America	$14,575	$—	$—	$14,575
International Developed Markets	2,622	—	—	2,622
Emerging Markets	2,073	56	10	2,007
Kraft Heinz	$19,270	$56	$10	$19,204

Year-over-year growth rates
North America	(4.7)%	(0.2) pp	0.0 pp	(4.5)%	0.4 pp	(4.9) pp
International Developed Markets	(0.5)%	1.3 pp	0.0 pp	(1.8)%	0.5 pp	(2.3) pp
Emerging Markets	0.9%	(4.0) pp	(0.5) pp	5.4%	4.5 pp	0.9 pp
Kraft Heinz	(3.5)%	(0.4) pp	0.0 pp	(3.1)%	0.8 pp	(3.9) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating income/(loss)	$1,025	$(101)	$(5,753)	$1,723
Restructuring activities	6	—	10	—
Unrealized losses/(gains) on commodity hedges	23	3	6	(30)
Impairment losses	35	1,428	9,301	2,282
Separation costs	17	—	17	—
Adjusted Operating Income	$1,106	$1,330	$3,581	$3,975

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Diluted EPS	$0.52	$(0.24)	$(5.47)	$0.50
Restructuring activities(a)	—	—	0.01	—
Unrealized losses/(gains) on commodity hedges(b)	0.02	—	—	(0.02)
Impairment losses(c)	0.03	0.99	7.30	1.69
Separation costs(d)	0.01	—	0.01	—
Losses/(gains) on sale of business(e)	0.04	—	0.04	0.05
Nonmonetary currency devaluation(f)	—	—	0.02	—
Certain significant discrete income tax items(g)	(0.01)	—	0.01	—
Adjusted EPS	$0.61	$0.75	$1.92	$2.22
(a)    Gross expenses/(income) included in restructuring activities were expenses of $4 million ($1 million after-tax) for the three months and $18 million ($9 million after-tax) for the nine months ended September 27, 2025 and income of $7 million ($5 million after-tax) for the three months and $8 million ($6 million after-tax) for the nine months ended September 28, 2024 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $2 million for the three months and $1 million for the nine months ended September 27, 2025 and expenses of $2 million for the nine months ended September 28, 2024; and
•SG&A included expenses of $4 million for the three months and $9 million for the nine months ended September 27, 2025 and income of $2 million for the nine months ended September 28, 2024.
•Other expense/(income) included income of $2 million for the three months and expenses of $8 million for the nine months ended September 27, 2025 and income of $7 million for the three months and $8 million for the nine months ended September 28, 2024
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $23 million ($18 million after-tax) for the three months and $6 million ($5 million after-tax) for the nine months ended September 27, 2025 and expenses of $3 million ($2 million after-tax) for the three months and income of $30 million ($22 million after-tax) for the nine months ended September 28, 2024, and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $35 million ($35 million after-tax) for the three months and $6.7 billion ($6.7 billion after-tax) for the nine months ended September 27, 2025 and $707 million ($659 million after-tax) for the three months and $1.6 billion ($1.5 billion after-tax) for the nine months ended September 28, 2024, which were recorded in SG&A;
•Intangible asset impairment losses of $2.6 billion ($2 billion after-tax) for the nine months ended September 27, 2025 and $721 million ($541 million after-tax) for the three and nine months ended September 28, 2024, which were recorded in SG&A.
(d)    Gross expenses recorded in separation costs were $17 million ($13 million after-tax) for the three and nine months ended September 27, 2025, and were recorded in SG&A.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of $44 million ($44 million after-tax) for the three and nine months ended September 27, 2025 and expenses of zero ($4 million after-tax) for the three months and $78 million ($57 million after-tax) for the nine months ended September 28, 2024, and were recorded in other expense/(income).
(f)    Gross expenses included in nonmonetary currency devaluation were $5 million ($5 million after-tax) for the three months and $26 million ($26 million after-tax) for the nine months ended September 27, 2025 and $3 million ($3 million after-tax) for the three months and $7 million ($7 million after-tax) for the nine months ended September 28, 2024, and were recorded in other expense/(income).
(g)    Certain significant discrete income tax items were a benefit of $6 million for the three months and expenses of $10 million for the nine months ended September 27, 2025. The expense represents current period movement in the valuation allowance against deferred tax assets in our subsidiary in Brazil and adjustments recorded to the deferred tax asset and valuation allowance related to the transfer of business operations to a wholly-owned subsidiary in the Netherlands in December 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 27, 2025. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 27, 2025, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
The following risk factors are in addition to our risk factors included in Part I, Item 1A, Risk Factors to our Annual Report on Form 10-K for the year ended December 28, 2024, that could affect our business, financial condition, and results of operations. These risk factors should be considered in connection with the forward-looking statements included in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.
The Separation is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense, and resources, which could disrupt or adversely affect our business.
On September 2, 2025, we announced our intention to separate our company into two independent publicly traded companies through a tax free spin-off. We currently expect to complete the Separation in the second half of 2026. The Separation is subject to the satisfaction of customary conditions, including final approval by the Kraft Heinz Board of Directors, receipt of favorable tax opinions of our U.S. tax advisors with respect to the tax-free nature of the Separation, and the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission. The failure to satisfy any of the required conditions could delay the completion of the Separation for a significant period of time or prevent it from occurring at all.
The Separation is complex in nature, and unanticipated developments or changes, including changes in the law, macroeconomic environment, regulatory and political conditions and competitive conditions of our markets, the need both to receive regulatory approvals or clearances and to satisfy the requirements to effectuate a generally tax-free transaction, the uncertainty of the financial markets and challenges in executing the Separation, could delay or prevent the completion of the Separation or cause the Separation to occur on terms or conditions that are different or less favorable than expected. Any changes to the Separation or delay in completing the Separation could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than currently expected. Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to abandon the Separation. No assurance can be given as to whether and when the Separation will occur.
Whether or not we complete the Separation, our ongoing business may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the Separation, including the following:
•The process of completing the Separation will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the Separation is not completed.
•Executing the Separation will require significant time and attention from our senior management and employees, which may divert management’s attention from operating and growing our business and could adversely affect our business, financial condition, results of operations, or cash flows.
•We may also experience increased difficulties in attracting, retaining, and motivating employees during the pendency of the Separation and following completion of the Separation, which could harm our businesses.
•The assumptions underlying expectations regarding the integration process, including with respect to the Separation may prove to be faulty and/or inaccurate.
•Some of our customers or suppliers may delay or defer decisions or may end their relationships with us.
•We may experience negative reactions from the financial markets if we fail to complete the Separation or fail to complete it on a timely basis.
•The announcement of the Separation may create greater volatility in the trading price of our shares and potentially cause market prices to decline.
Any of the above factors could cause the Separation (or the failure to execute the Separation) to have a material adverse effect on our business, financial condition, results of operations, or cash flows.
The Separation may not achieve the anticipated benefits and will expose us to new risks.
We may not realize the anticipated strategic, financial, operational, or other benefits from the Separation. We cannot predict with certainty when the benefits expected from the Separation will occur or the extent to which they will be achieved. If the

Separation is completed, our operational and financial profile will change and we will face new risks. As independent, publicly traded companies, the newly created companies will each be smaller, less-diversified companies and may be more vulnerable to changing market conditions. There is no assurance that following the Separation each separated company will be successful. The announcement and/or completion of the Separation may cause uncertainty for or disruptions with our customers, partners, suppliers, and employees, which may negatively impact these relationships or our operations. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the Separation, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits or if our costs exceed our estimates, the separated businesses could suffer a material adverse effect on their respective business, financial condition, results of operations, or cash flows.
The Separation may adversely impact our ability to access the capital markets and our cost of capital.
The Separation may have the effect of, among other things:
•Requiring us to dedicate significant cash flow to our debt, including, without limitation, the payment of principal and interest, payment of costs associated with the refinancing, repayment, redemption, repurchase, defeasance, discharge or exchange of the Company’s outstanding debt, and payment of costs associated with the Separation, which will reduce funds we have available for other purposes.
•Exposing us to interest rate risk at the time of refinancing outstanding debt or on the portion of our debt obligations that are issued at variable rates.
•Increasing the borrowing costs associated with the re-allocation or taking on of new debt.
•Although we expect to maintain investment grade ratings, resulting in downgrades of our credit ratings leading to increased borrowing costs to the Company.
Our primary sources of liquidity to finance operations, including stock repurchases and dividends on our common stock, is cash generated by our businesses and access to the debt capital markets. Further, in connection with the Separation, we may repay, redeem, repurchase, defease, discharge or exchange all of our senior notes, of which there are approximately $20.9 billion aggregate principal amount outstanding, with maturities in years starting in 2026 through 2050. If our ability to continue to raise money in the debt capital markets is impaired, or if there is a significant increase in the cost of debt, there could be an adverse effect on our liquidity. If we are unable to generate sufficient cash flow or maintain access to adequate external financing, it could impact our current operations, activities under our current and future stock buyback programs, and our growth opportunities, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
If the Separation and/or certain related transactions do not qualify as transactions that are generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.
Notwithstanding that we intend to structure the Separation to generally be a tax-free transaction, there is no assurance that the spin-off and/or certain related transactions will qualify for this treatment. If the spin-off and/or certain related transactions are ultimately determined to be taxable, we and our stockholders could be subject to significant U.S. federal income taxes.
Following the Separation, the price of shares of the Company’s common stock may fluctuate significantly.
The Company cannot predict the effect of the Separation on the trading price of shares of its common stock, and the market value of shares of its common stock may be less than, equal to or greater than the market value of shares of its common stock prior to the Separation. In addition, the price of the Company’s common stock may be more volatile around the time of the Separation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended September 27, 2025 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
6/29/2025 — 8/2/2025	11,418	$26.78	—	$1,502
8/3/2025 — 8/30/2025	2,948	28.55	—	1,502
8/31/2025 — 9/27/2025	2,004	27.91	—	1,502
Total	16,370		—
(a)    Includes shares withheld for tax liabilities associated with the vesting of RSUs.
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
Item 5. Other Information.
(c) Insider Stock Trading Arrangements: On September 17, 2025, a revocable trust of which Miguel Patricio, Executive Chair of the Board of Directors, is co-trustee and a beneficiary, modified a trading plan intended to satisfy Rule 10b5-1(c), which was previously adopted on August 5, 2024, to sell up to 250,000 shares between December 17, 2025 and March 15, 2026, subject to certain conditions.

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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended September 27, 2025, formatted in iXBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	October 29, 2025
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	October 29, 2025
		By:	/s/ Chris Asher
Chris Asher
Vice President and Global Controller
(Principal Accounting Officer)