Form 10-K
period 2025-12-27
Kraft Heinz Co
filed 2026-02-12
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of the last business day of the registrant’s most recently completed second quarter, was approximately $22 billion. As of February 7, 2026, there were 1,183,744,751 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders expected to be held on May 14, 2026 are incorporated by reference into Part III hereof.

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Kraft Heinz,” and the “Company” each refer to The Kraft Heinz Company and all of its consolidated subsidiaries.

Forward-Looking Statements
This Annual Report on Form 10-K contains a number of forward-looking statements. Words such as “anticipate,” “reflect,” “invest,” “see,” “make,” “expect,” “give,” “deliver,” “drive,” “believe,” “improve,” “assess,” “reassess,” “remain,” “evaluate,” “grow,” “will,” “plan,” “intend,” and variations of such words and similar future or conditional expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our plans, impacts of accounting standards and guidance, growth, legal matters, taxes, costs and cost savings, impairments, and dividends, as well as statements regarding the previously announced separation of Kraft Heinz into two independent publicly traded companies, including the timing and structure of such separation, the pause of work related to the separation, the ability to effect the separation and to meet the condition thereto, the characteristics of the separated businesses and the expected benefits of the separation if completed. These forward-looking statements reflect management’s current expectations and are not guarantees of future performance and are subject to a number of risks and uncertainties, many of which are difficult to predict and beyond our control.
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to effect the previously announced separation of Kraft Heinz into two independent publicly traded companies and to meet the conditions related thereto, including obtaining applicable regulatory approvals, if work related to the separation is resumed; negative effects of the announcement pendency of the separation, including the current pause on work related to the separation, on the market price of Kraft Heinz’s securities and/or on Kraft Heinz’s financial performance; uncertainty of the financial performance of the separated companies following completion of the separation; the ability of the separated companies to each succeed as a standalone publicly traded company following the separation; the possibility that the separation will not achieve its intended benefits, if completed; the possibility of disruption, including changes to existing business relationships, disputes, litigation or unanticipated costs in connection with the separation and uncertainty related thereto; the impact of the separation on Kraft Heinz’s businesses and the risk that the separation may be more difficult, time-consuming or costly than expected, including the impact on Kraft Heinz’s resources, systems, procedures and controls and diversion of management’s attention and the impact and possible disruption of existing relationships with regulators, customers, suppliers, employees and other business counterparties; the ability to achieve anticipated capital structures in connection with the separation, including the future availability of credit and factors that may affect such availability; the ability to achieve anticipated credit ratings in connection with the separation; the ability to achieve anticipated tax treatments in connection with the separation and future, if any, divestitures, mergers, acquisitions and other portfolio changes and the impact of changes in relevant tax and other laws and regulations; the uncertainty of obtaining regulatory approvals in connection with the separation; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; weather or environmental conditions and trends, including the impacts from and responses to climate change; our ability to identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; the influence of our largest stockholder; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of sales of our common stock in the public market; the impact of our share repurchases or any change in our share repurchase activity; our ability to continue to pay a regular dividend and the amounts of any such dividends; disruptions in the global economy caused by geopolitical conflicts, unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and various other nations where we do business (including inflationary pressures, the imposition of increased or new tariffs or other trade restrictions, instability in financial institutions, general economic slowdown, recession, or a potential U.S. federal government shutdown); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations and the final determination of tax audits, including transfer pricing matters, and any related litigation; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.

PART I
Item 1. Business.
General
We are driving transformation at The Kraft Heinz Company (Nasdaq: KHC), inspired by our Purpose, Let’s Make Life Delicious. Consumers are at the center of everything we do. With 2025 net sales of approximately $25 billion, we are committed to growing our iconic and emerging food and beverage brands on a global scale. We leverage our scale and agility to unleash the full power of Kraft Heinz across a portfolio of eight consumer-driven product platforms. As global citizens, we’re dedicated to making a sustainable, ethical impact while helping to feed the world in healthy, responsible ways.
On July 2, 2015, through a series of transactions, we consummated the merger of Kraft Foods Group, Inc. (“Kraft”) with and into a wholly-owned subsidiary of H.J. Heinz Holding Corporation (“Heinz”) (the “2015 Merger”). At the closing of the 2015 Merger, Heinz was renamed The Kraft Heinz Company, and H. J. Heinz Company changed its name to Kraft Heinz Foods Company (“KHFC”). On September 2, 2025, we announced our intention to separate our company into two independent publicly traded companies through a tax-free spin-off (the “Separation”). On February 11, 2026, we announced that the Kraft Heinz Board of Directors (the “Board”) has decided to pause work related to the Separation. If work related to the Separation is resumed, the Separation would be subject to the satisfaction of customary conditions, including final approval by the Board, receipt of favorable tax opinions of our U.S. tax advisors with respect to the tax-free nature of the Separation, and the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission.
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2025 fiscal year was a 52-week period that ended on December 27, 2025, our 2024 fiscal year was a 52-week period that ended on December 28, 2024, and our 2023 fiscal year was a 52-week period that ended on December 30, 2023.
Reportable Segments:
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
See Note 21, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our geographic financial information by segment.
Resources
Trademarks and Intellectual Property:
Our trademarks are material to our business and are among our most valuable assets. Depending on the country, trademarks generally remain valid for as long as they are in use or their registration status is maintained. Significant trademarks by segment based on net sales in 2025 were:

Majority Owned and Licensed Trademarks
North America	Kraft, Oscar Mayer, Heinz, Philadelphia, Lunchables, Velveeta, Ore-Ida, Capri Sun*, Maxwell House, Kool-Aid, Jell-O
International Developed Markets	Heinz, Golden Circle, Plasmon(a), Wattie’s
Emerging Markets(b)	Heinz, Master, ABC, Quero, Kraft, Pudliszki
(a)    On December 31, 2025, in the first quarter of our fiscal year 2026, we divested our infant and specialty food business in Italy, which included our intellectual property rights to the Plasmon brand. See Note 5, Acquisitions and Divestitures, for additional information.
(b)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
*Used under license.
We sell certain products under brands we license from third parties. In 2025, brands used under licenses from third parties included Capri Sun packaged drink pouches for sale in our North America segment. We also grant certain licenses to third parties to use our intellectual property rights in select jurisdictions. In our agreements with an affiliate of Groupe Lactalis (“Lactalis”), we granted the other party various licenses to use certain of our and their respective intellectual property rights in perpetuity, including perpetual licenses for the Kraft and Velveeta brands for certain cheese products.

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
Raw Materials and Packaging:
We manufacture (and contract for the manufacture of) our products from a wide variety of raw materials. We purchase and use large quantities of commodities, including dairy products, meat products, sugar and other sweeteners, coffee, tomato products, soybean and vegetable oils, eggs, other fruits and vegetables, and wheat and processed grains to manufacture our products. In addition, we purchase and use significant quantities of plastics, resin, cardboard, glass, paper and metal to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. For commodities that we use across many of our product categories we coordinate sourcing requirements and centralize procurement to leverage our scale. In addition, some of our product lines and brands separately source raw materials that are specific to their operations. We source these commodities from a variety of providers, ranging from large, international producers to smaller, local, independent sellers. Where appropriate, we seek to establish preferred purchaser status and have developed strategic partnerships with many of our suppliers with the objective of achieving favorable pricing and dependable supply for many of our commodities. The prices of raw materials that we use in our products are affected by external factors, such as global competition for resources, currency fluctuations, severe weather, including the impacts of global climate change, pandemics, geopolitical conflicts, consumer, industrial, or investment demand, and changes in governmental regulation and trade, tariffs, alternative energy, and agricultural programs. In 2025, we experienced increased inflationary pressures in our supply chain costs compared to the prior year period, due in part to the tariff and trade policy actions taken by the United States and foreign governments during the year. We expect these inflationary trends to moderate through 2026, although there continues to be significant uncertainty.
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
Research and Development
Our research and development efforts focus on achieving the following four objectives:
•product innovations, renovations, and new technologies to meet changing consumer needs, drive growth, and support our environmental and sustainability goals;
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
We have key customers in different regions around the world. In 2025, the five largest customers in our North America segment accounted for approximately 46% of North America segment net sales, the five largest customers in our International Developed Markets segment accounted for approximately 27% of International Developed Markets net sales, and the five largest customers in Emerging Markets accounted for approximately 15% of Emerging Markets net sales. Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2025, 2024, and 2023. Both of our reportable segments have sales to Walmart Inc.
As of December 27, 2025, we manage our sales portfolio through eight consumer-driven product platforms. A platform is a lens created for the portfolio based on a grouping of consumer needs and includes the following for Kraft Heinz: Taste Elevation, Easy Ready Meals, Substantial Snacking, Desserts, Hydration, Cheese, Coffee and Meats.
Taste Elevation includes condiments, sauces, dressings, and spreads. Easy Ready Meals includes Kraft Mac & Cheese varieties, frozen potato products, and other frozen meals. Substantial Snacking includes Lunchables meal kits, frozen snacks, and pickles. Desserts includes dry packaged desserts, refrigerated ready to eat desserts, and other dessert toppings. Hydration includes ready to drink beverages, powdered beverages, and liquid concentrates. Cheese includes American sliced and recipe cheeses. Coffee includes mainstream coffee, coffee pods, and premium coffee. Meats include cold cuts, bacon, and hot dogs.
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

Net Sales by Platform:
Net sales by platform as a percentage of consolidated net sales for the periods presented were:

	December 27, 2025	December 28, 2024	December 30, 2023
ACCELERATE
Taste Elevation	45%	44%	44%
Easy Ready Meals	17%	17%	17%
Substantial Snacking	6%	6%	6%
PROTECT
Desserts	5%	4%	4%
Hydration	8%	9%	9%
BALANCE
Cheese	7%	7%	7%
Coffee	3%	3%	3%
Meats	8%	8%	8%
Other	1%	2%	2%
The net sales by platform for the years ended December 28, 2024 and December 30, 2023 presented in the table above has been corrected to conform to our previously disclosed platform definitions. The update had no impact on net sales or on the consolidated financial statements and we do not believe they are material to the consolidated financial statements.
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
Government Regulation
The manufacture and sale of consumer food and beverage products is highly regulated. Our business operations, including the production, transportation, storage, distribution, sale, display, advertising, marketing, labeling, quality, nutritional value, and safety of our products and their ingredients, and our occupational safety, health, and privacy practices, are subject to various laws, regulations and executive orders. In the United States, our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Labor, Department of Commerce, and Environmental Protection Agency, as well as various state and local agencies. We are also subject to numerous laws and regulations outside of the United States in markets where our products are manufactured, distributed, or sold, including laws and regulations governing food safety, health and safety, anti-corruption, and data privacy. In our business dealings, we are also required to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the U.S. Trade Sanctions Reform and Export Enhancement Act, and various other anti-corruption regulations in the regions in which we operate. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations. In addition, regulatory regime changes may add cost and complexity to our compliance efforts.
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
As of December 27, 2025, we had accrued an amount we deemed appropriate for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our general compliance with environmental laws and regulations will not have a material effect on our earnings or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and, thus, future costs associated with such matters may exceed current reserves.
Human Capital Management
We are driven by our Values—We are consumer obsessed, We dare to do better every day, We champion great people, We demand diversity, We do the right thing, and We own it, and they are the foundation upon which our culture is built. They represent the expectations we have for ourselves and the environment we aspire to create for our Company.

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
Engagement and Culture:
We are committed to attracting, developing, and retaining world-class talent and creating an engaging and inclusive culture that embodies our Values. As of December 27, 2025, Kraft Heinz had approximately 35,000 employees globally based in 40 countries, of whom approximately 16,000 were employed in the United States. Approximately sixty-two percent of our employees globally are dedicated to the production of our products. We are party to numerous collective bargaining agreements and believe that relations with our employees are generally good. Driven by our Value We champion great people, we support our employees’ health, safety, and professional development and reward outstanding and differentiated performance at every level. Our rewards strategies (compensation, benefits, recognition, and wellbeing) aim to empower our employees to help themselves to LiveWell. LiveWell represents our total rewards offerings that are designed to attract and engage highly skilled and performance-oriented talent, meet individual and family needs, and inspire, celebrate, and engage our people and teams through enhanced interactions in moments that matter in an environment where employees feel productive, trusted, and empowered.
Guided by our Values, we conduct a global engagement survey annually to provide employees with an opportunity to share anonymous feedback with management across a variety of topic areas. The results and comments are reviewed by the Board, senior leadership, managers, and human resources to help determine where actions are needed to support our people and teams.
Our November 2025 survey showed that employee engagement remains high and above market relative to our benchmarks. The engagement score for our manufacturing survey achieved our highest score to date. Trailing 12-month retention remains healthy and in line with our targeted range.

We grow our people to grow our business. Our Employee Value Proposition is built on four core pillars:
•We develop people for greatness, unlocking their full potential through continuous learning and growth opportunities.
•We nurture an ownership-centric culture, encouraging people to act with autonomy and treat our business as their own.
•We drive impact by challenging the status quo, celebrating differences, and sparking innovation in pursuit of leading the future of food.
•We foster accountability through a streamlined corporate structure, disciplined cost management, the use of agile pods, and strategic AI adoption.
Over the past decade, we have been on a journey to create a workplace that resembles the consumers that we serve and provide delicious innovations that better serve our people, business, and communities.
We believe our culture sets us apart and underpins our efforts to strengthen the employee value proposition, which we view as important to future success. It fosters a Community of Owners, promotes a sense of belonging, and inspires us to lead the future of food.
Wellbeing and Safety:
Our employees’ health, safety, and wellbeing are a top priority. We establish and administer company-wide policies and processes to protect the health, safety, and security of our employees, subcontractors, and all those who visit our facilities, and to comply with applicable regulations. We review and monitor our performance closely to drive improvement. To help us evaluate how effective our safety efforts are in lowering incidents rates, we use a Total Recordable Incident Rate (“TRIR”). TRIR is a medical incident rate based on the U.S. Occupational Safety and Health Administration (“OSHA”) record-keeping criteria (injuries per 200,000 hours). Our TRIR globally was 0.40 in 2025 and 0.39 in 2024.
Our global LiveWell program focuses on four wellbeing elements — physical, emotional, financial, and social health — and provides specific programs and resources to support our employees and their families within each of these areas.

Learning and Development:
Through Ownerversity, our Kraft Heinz learning ecosystem, we provide learning opportunities for each of our employees, designed to inspire and grow talent within Kraft Heinz while developing employees’ skills and competencies to help them navigate their career journey. Our learning and development offerings are created to enable employees to live our Value We dare to do better every day and own their personal learning and development. We believe this empowers employees to execute with excellence in their current role, accelerate their learning curves, and grow a great career. Through Ownerversity, employees have access to custom Kraft Heinz training, learning and development materials, and external content libraries and articles. In 2025 we launched KHAI, our first internal AI assistant at Kraft Heinz, to streamline everyday tasks, answer questions about employee programs, and support skill development, and Nadia, an AI-powered leadership coach designed to support growth and development.
Rewards and Compensation:
Our Total Rewards philosophy is to provide a meaningful and flexible spectrum of programs that support our workforce and their families, and complement Kraft Heinz’ strategy and values. Total Rewards includes compensation elements of base pay and variable pay, healthcare, savings and insurance plans, wellbeing plans, employee recognition programs, and other voluntary elected benefits. We believe in recognizing and rewarding our people on their achievements and impact as they grow their careers with us. The plans are designed to be market competitive and data-driven to promote our high-performance and results-oriented growth culture and realize our Purpose to Make Life Delicious for employees and their families.
Ethics and Transparency:
The Kraft Heinz Ethics Helpline is available to our partners, suppliers, customers, and consumers to ask questions or report potential violations of various policies and ethical guidelines, including our Code of Conduct, Supplier Guiding Principles, and Global Human Rights Policy.

Information about our Executive Officers
The following are our executive officers as of February 7, 2026:

Name and Title	Age	Business Experience in the Past Five Years
Steve Cahillane, Chief Executive Officer and Director	60
Chief Executive Officer (since January 2026). President and Chief Executive Officer (October 2023 to December 2025) at Kellanova, a global snacking, international cereal and noodles, and North American frozen foods company. Chairman and Chief Executive Officer (October 2017 to October 2023) at Kellogg Company, a multinational food manufacturing company.

Andre Maciel, Executive Vice President and Global Chief Financial Officer	51
Executive Vice President and Global Chief Financial Officer (since March 2022); Senior Vice President, U.S. Chief Financial Officer, and Head of Digital Transformation (September 2019 to March 2022); Managing Director, Continental Europe (January to August 2019); Chief Financial Officer, U.S. (2017 to January 2019); and Head of U.S. Commercial Finance (2015 to 2017).

Janelle Aydin Global Chief Procurement and Sustainability Officer	45
Global Chief Procurement and Sustainability Officer (since August 2025); Chief Procurement and Sustainability Officer, North America Zone (January 2024 to July 2025); and Chief Procurement Officer, North America Zone (January to December 2023). Global Chief Procurement Officer (May 2019 to January 2023) at Diageo plc, a multinational alcoholic beverage company.

Rodolfo Camacho Global Chief People Officer	37	Global Chief People Officer (since August 2025); Global Chief Talent and Rewards Officer (January 2024 to July 2025); and Chief People Officer, International Zone (January 2020 to December 2023).
Diana Frost, Global Chief Growth Officer	43
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

Pedro Navio, Executive Vice President and President, North America	45	Executive Vice President and President, North America (since December 2023); President – Taste, Meals, and Away From Home (March 2022 to December 2023); President, Latin America (November 2019 to February 2022); and President, Brazil (2017 to November 2019).
Cory Onell, Executive Vice President and Chief Omnichannel Sales and Asian Emerging Markets Officer	52
Executive Vice President and Chief Omnichannel Sales and Asian Emerging Markets Officer (since December 2023) and Chief Sales Officer, U.S. (August 2020 to December 2023). Senior Vice President and Head of U.S. Retail Sales (April to July 2020) at The J. M. Smucker Company, a food and beverage company. Senior Vice President, Sales (2017 to April 2020) at Campbell.

Flávio Barros Torres, Executive Vice President and Global Chief Supply Chain Officer	56
Executive Vice President and Global Chief Supply Chain Officer (since December 2021); and Head of Global Operations (January 2020 to December 2021). Global Operations Vice President (2017 to 2019) at Anheuser-Busch InBev SA/NV, a multinational drink and brewing holdings company.

Angel Willis Executive Vice President, Global General Counsel and Corporate Affairs Officer	55
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
Consumer preferences for food and beverage products change continually and rapidly. Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers. We must continue to offer products that appeal to consumers, including with respect to their health and wellness preferences and changing consumption patterns, such as those potentially associated with weight-loss drugs. If we do not offer products that appeal to consumers, our sales and market share will decrease, which could materially and adversely affect our financial condition, and operating results. Further, changing consumer preferences relating to the healthiness or desirability of ingredients, components, or substances present or allegedly present in our products or packaging could negatively impact our product sales, financial condition, and operating results if we are unsuccessful in our efforts to satisfy consumer preferences.
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
Prolonged negative perceptions concerning the health, environmental, or social implications of certain food and beverage products, ingredients, additives, preservatives or packaging materials could influence consumer preferences and acceptance of our products and marketing programs. Our ability to refine the ingredient and nutrition profiles of and packaging for our products as well as to maintain focus on ethical sourcing and supply chain management opportunities to address evolving consumer preferences are important to our growth. We strive to respond to consumer preferences and social expectations, but we may not be successful in our efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition, and operating results.
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
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Negative perceptions of food and beverage marketing could adversely affect our brand image or lead to stricter regulations and scrutiny of our marketing practices. In 2025, we announced our commitment to remove Food, Drug & Cosmetic (“FD&C”) colors from our U.S. portfolio by the end of 2027. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report on our progress toward achieving this goal, it could negatively affect our reputation or brand image. Moreover, adverse publicity about legal or regulatory action against us, our quality and safety, our environmental or social impacts, human capital and governance practices or positions, our products becoming unavailable to consumers, or our suppliers (including as a result of human rights issues) and, in some cases, our competitors, could damage our reputation and brand image, undermine our customers’ or consumers’ confidence, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Furthermore, existing or increased legal or regulatory restrictions on our advertising, consumer promotions, and marketing, or our response to those restrictions, could limit our efforts to maintain, extend, and expand our brands.
In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information, including misinformation, and opinions can be shared. Negative posts or comments about us, our brands or our products, or our suppliers and, in some cases, our competitors, on social or digital media, whether or not valid, could seriously damage our brands and reputation. In addition, we might fail to appropriately target our marketing efforts, anticipate consumer preferences, or invest sufficiently in maintaining and expanding our brand image. Placement of our advertisements in social and digital media may also result in damage to our brands if the media itself experiences negative publicity. If we do not maintain and expand our reputation or brand image, then our product sales, financial condition, and operating results could be materially and adversely affected.
We must leverage our brand value to compete against private label products.
In nearly all of our product categories, we compete with branded products as well as private label products, which are typically sold at lower prices. Our products must provide higher value or quality to consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value or quality between our products and private label products change in favor of competitors’ products or if consumers perceive such a change. If consumers prefer private label products, then we could lose market share or sales volume, or our product mix could shift to lower margin offerings. A change in consumer preferences could also cause us to increase capital, marketing, and other expenditures, which could materially and adversely affect our product sales, financial condition, and operating results.
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
Changes in environmental conditions and responsive legislation or regulation may have a long-term adverse impact on our business and results of operations.
The gradual increase in global average temperatures is projected to contribute to significant changes in weather patterns in the regions where we and our suppliers operate, including an increase in the frequency and severity of natural disasters, and changes in agricultural productivity. Increased natural disasters and decreased agricultural productivity in such regions may limit the availability or increase the cost of the natural resources and commodities used in the production of our products. Changing or severe weather and environmental conditions could also affect our ability, and our suppliers’ ability, to procure necessary commodities at costs and in quantities we currently experience and may require us to increase costs or make additional unplanned capital expenditures. Further, an increase in the frequency and severity of natural disasters could result in disruptions for us, our customers, suppliers, vendors, co-manufacturers, and distributors and impact our employees’ abilities to commute or work from home effectively. These disruptions could make it more difficult and costly for us to deliver our products, obtain raw materials or other supplies through our supply chain, maintain or resume operations, or perform other critical corporate functions, could reduce customer demand for our products, and could increase the cost of insurance.
Additionally, there is a heightened focus by foreign, federal, state, and local regulatory and legislative bodies regarding environmental policies relating to a changing environment, including as a result of climate change, such as regulating greenhouse gas emissions (including carbon pricing or a carbon tax), energy policies, and disclosure obligations. Increased energy or compliance costs and expenses due to, and additional legal or regulatory requirements regarding, changing environmental conditions and climate change could be costly and may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing and processing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes to our business operations and long-term operating plans, which will likely incur substantial time, attention, and costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of a changing environment and responsive legal or regulatory initiatives could have a long-term adverse impact on our business and results of operations.
Finally, we might face increasing scrutiny from the media, stockholders, activists, customers, enforcement authorities and other stakeholders who have conflicting views on climate change and other sustainability-related matters. Our published activities, progress, objectives, and priorities on these topics may not satisfy all of our stakeholders and could result in adverse publicity or legal liability and negatively affect consumer preferences for our products, investor confidence in our stock, and our business and reputation. Additionally, we may become the target of litigation, investigations, or other proceedings initiated by government authorities or private actors alleging that our activities or positions related to sustainability-related matters are anti-competitive, discriminatory or otherwise unlawful. From time to time we establish and publicly announce sustainability-related goals, commitments, and aspirations, including to reduce our impact on the environment. Our ability to achieve any stated goal or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing, and the availability of suppliers that can meet our sustainability and other standards. Furthermore, standards for tracking and reporting, as well as our processes and controls for reporting sustainability and other matters across our organization continue to evolve. Sustainability-related disclosures that may be required by the European Union and other foreign, federal, state, and local regulatory and legislative bodies (including, but not limited to, the European Union’s Corporate Sustainability Reporting Directive and Corporate Sustainability Due Diligence Directive and the state of California’s climate disclosure requirements), may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
Business Risks
The Separation is subject to various risks and uncertainties, involves significant time, expense, and resources and may be further delayed or we may decide to cease work related to the Separation entirely.
On September 2, 2025, we announced our intention to separate our company into two independent publicly traded companies through a tax-free spin-off. On February 11, 2026, we announced that the Board has decided to pause work related to the Separation. If work related to the Separation is resumed, the Separation would be subject to the satisfaction of customary conditions, including final approval by the Board, receipt of favorable tax opinions of our U.S. tax advisors with respect to the tax-free nature of the Separation, and the effectiveness of appropriate filings with the U.S. Securities and Exchange

Commission. The failure to satisfy any of the required conditions could further delay the completion of the Separation or prevent it from occurring at all.
The Separation is complex in nature, and unanticipated developments or changes, including changes in the law, macroeconomic environment, regulatory and political conditions and competitive conditions of our markets, the need both to receive regulatory approvals or clearances and to satisfy the requirements to effectuate a generally tax-free transaction, the uncertainty of the financial markets and challenges in executing the Separation, could further delay or prevent the completion of the Separation or cause the Separation to occur on terms or conditions that are different or less favorable than expected. Any changes to the Separation or further delay in completing the Separation could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than currently expected. Further, our Board could decide, either because of a failure of conditions or because of market or other factors, to further delay or abandon the Separation. No assurance can be given as to whether and when the Separation will occur.
Whether or not we complete the Separation, our ongoing business may be adversely affected and we may be subject to certain risks and consequences if we pursue the Separation, including the following:
•The process of completing the Separation will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the Separation is not completed, and pausing efforts on the Separation could lead to higher execution costs and expenses, if we resume efforts to pursue the Separation, than we would have otherwise incurred without such pause.
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
•The announcement of the Separation, and any changes regarding the timing of the Separation, may create greater volatility in the trading price of our shares and potentially cause market prices to decline.
Any of the above factors could cause the Separation (or the failure to execute the Separation) to have a material adverse effect on our business, financial condition, results of operations, or cash flows.
The Separation if completed, may not achieve the anticipated benefits and will expose us to new risks.
We may not realize the anticipated strategic, financial, operational, or other benefits from the Separation if completed. We cannot predict with certainty when the benefits expected from the Separation will occur or the extent to which they will be achieved. If the Separation is completed, our operational and financial profile will change and we will face new risks. As independent, publicly traded companies, the newly created companies will each be smaller, less-diversified companies and may be more vulnerable to changing market conditions. There is no assurance that following the Separation each separated company will be successful. The announcement and/or completion of the Separation, as well as any delays relating to the completion of the Separation, may cause uncertainty for or disruptions with our customers, partners, suppliers, and employees, which may negatively impact these relationships or our operations. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the Separation, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. Further, our future effective tax rate, which is impacted by a number of factors including changes in the valuation of our deferred tax assets and liabilities, changes in geographic mix of income, changes in expenses not deductible for tax, and changes in available tax credits, may be negatively impacted for each separated company due to deviations in these factors from our current estimates, such as changes to our current assessments of the realization of existing deferred tax assets. If we do not realize the intended benefits or if our costs exceed our estimates, the separated businesses could suffer a material adverse effect on their respective business, financial condition, results of operations, or cash flows.
The Separation if completed, may adversely impact our ability to access the capital markets and our cost of capital.
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
Our primary sources of liquidity to finance operations, including stock repurchases and dividends on our common stock, is cash generated by our businesses and access to the debt capital markets. Further, in connection with the Separation, we may repay, redeem, repurchase, defease, discharge or exchange some or all of our senior notes, of which there are approximately $20.9 billion aggregate principal amount outstanding, with maturities in years starting in 2026 through 2050. If our ability to continue to raise money in the debt capital markets is impaired, or if there is a significant increase in the cost of debt, there could be an adverse effect on our liquidity. If we are unable to generate sufficient cash flow or maintain access to adequate external financing, it could impact our current operations, activities under our current and future stock buyback programs, and our growth opportunities, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
If the Separation and/or certain related transactions do not qualify as transactions that are generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.
Notwithstanding that we intend to structure the Separation to generally be a tax-free transaction, there is no assurance that the spin-off and/or certain related transactions will qualify for this treatment. If the spin-off and/or certain related transactions are completed and are ultimately determined to be taxable, we and our stockholders could be subject to significant U.S. federal income taxes.
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
From time to time, we have evaluated and may continue to evaluate acquisition candidates, divestiture opportunities, alliances, joint ventures, or investments that may strategically fit our business objectives. These activities may present financial managerial, and operational risks including, but not limited to, diversion of management’s attention from existing core businesses; adverse effects on existing or acquired customer and supplier business relationships; and potential disputes with buyers, sellers, or partners. Further, such activities in certain areas are regulated by numerous antitrust and competition laws in the United States, Canada, the European Union, the United Kingdom, and elsewhere. We have in the past and may in the future be required to obtain approval of these transactions by competition authorities or to satisfy other legal requirements, and we may be unable to obtain such approvals or satisfy such requirements, each of which may result in additional costs, time delays, or our inability to complete such transactions, which could materially and adversely affect our financial condition and operating results.
To the extent we undertake acquisitions, alliances, joint ventures, or investments we may face difficulties integrating, or be unable to integrate, the new business operations within our current sourcing, distribution, information technology systems, and control environment. Additionally, we may face risks related to the integration of personnel. Further, for these activities which occur in foreign jurisdiction, we may be subject to additional risks as discussed below under the risk factor titled “Our international operations subject us to additional risks and costs and may cause our profitability to decline.”
To the extent we pursue divestiture opportunities, we may face additional risks related to such activities. For example, risks related to our ability to find appropriate buyers, obtain applicable regulatory and governmental approvals, execute transactions on favorable terms, separate divested business operations with minimal impact to our remaining operations, and effectively manage any transitional service arrangements. Further, our divestiture activities have in the past required, and may in the future require, us to recognize impairment charges. Any of these factors could materially and adversely affect our financial condition and operating results.
We may not successfully complete any planned strategic initiatives, including achieving any previously announced productivity efficiencies and financial targets, any new business may not be profitable or meet our expectations, or any divestiture may not be completed without disruption. Any of these challenges could hinder our success in new markets or new distribution channels, and could adversely affect our results of operations and financial condition.
Our international operations subject us to additional risks and costs and may cause our profitability to decline.
We are a global company with sales and operations in numerous countries within developed and emerging markets. Approximately 33% of our 2025 net sales were generated outside of the United States. As a result, we are subject to risks inherent in global operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in this section, and also include:
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
We may be unable to realize the anticipated benefits from prior or future initiatives to reduce fixed costs, simplify or improve processes, or improve our competitiveness.
We have evaluated and implemented a number of strategic initiatives with the intention of enabling us to reduce costs, improve productivity, and improve our competitiveness. Our future success may depend upon our ability to realize the benefits of these or other cost-saving initiatives. In addition, certain of our initiatives may lead to increased costs in other aspects of our business such as increased conversion, outsourcing, or distribution costs. We must accurately predict anticipated costs and be efficient in executing any plans to achieve these initiatives. To capitalize on our efforts, we must carefully evaluate investments in our business and execute in those areas with the most potential return on investment, and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competition. If we are unable to realize the anticipated benefits from these efforts, we could be cost disadvantaged in the marketplace, and our competitiveness, production, profitability, financial condition, and operating results could be adversely affected.
Berkshire Hathaway Inc. has the ability to exert influence over us and significant influence over matters requiring stockholder approval.
As of January 16, 2026, Berkshire Hathaway Inc. (“Berkshire Hathaway”) owns approximately 27.5% of our common stock. As a result, Berkshire Hathaway has influence over any action requiring the approval of the holders of our common stock, including adopting any amendments to our charter, electing directors, and approving mergers or sales of substantially all of our capital stock or assets. In addition, Berkshire Hathaway is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Berkshire Hathaway may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those opportunities may not be available to us.
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
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, payments of dividends, capital expenditures, stock repurchases, and future business opportunities;
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
As of December 27, 2025, we maintain 10 reporting units globally, six of which comprise our goodwill balance. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands. As of December 27, 2025, we had goodwill and intangible assets with a total carrying amount of $59.7 billion. In 2025, we recorded non-cash goodwill impairment losses of $9.3 billion related to these assets. We test our reporting units and brands for impairment annually as of the first day of our third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or brand is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections, disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster, pandemic, or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, changes in income tax rates, changes in interest rates, or changes in management strategy. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. We test brands for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a reporting unit or brand exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount of goodwill.
Reporting units and brands that have 20% or less excess fair value over carrying amount as of the 2025 annual impairment test performed as of June 29, 2025 had an aggregate carrying value of $37.2 billion as of the date of 2025 annual impairment test. These reporting units and brands have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future, which could negatively affect our operating results or net worth. Furthermore, changes in reporting units, including as a result of integrating a new acquisition into an existing reporting unit that has a fair value below carrying amount of goodwill, have led, and could in the future lead, to an impairment of goodwill. Additionally, any decisions to divest certain non-strategic assets could lead to future goodwill or intangible asset impairments. See Note 9, Goodwill and Intangible Assets in Item 8, Financial Statements and Supplementary Data and Critical Accounting Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information on our goodwill and intangible assets.
Our net sales and net income may be exposed to foreign exchange rate fluctuations.
We derive a substantial portion of our net sales from international markets. We hold assets, incur liabilities, earn revenue, and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Canadian dollar, euro, British pound sterling, Australian dollar, Brazilian real, Chinese renminbi, Russian ruble, Indonesian rupiah, and New Zealand dollar. Since our consolidated financial statements are reported in U.S. dollars, fluctuations in foreign currency exchange rates from period to period, which have been more volatile recently, will have an impact on our reported results. We have implemented foreign currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, these hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. In addition, in certain circumstances, we may incur costs in one currency related to services or products for which we are paid in a different currency. As a result, factors associated with our international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition.
Commodity, energy, and other input prices are volatile and could negatively affect our consolidated operating results.
We purchase and use large quantities of commodities, including dairy products, meat products, sugar and other sweeteners, coffee, tomato products, soybean and vegetable oils, eggs, other fruits and vegetables, and wheat and processed grains to manufacture our products. In addition, we purchase and use significant quantities of plastics, resin, cardboard, glass, paper and metal to package our products, and we use other inputs, such as electricity, natural gas, and water, to operate our facilities. We are also exposed to changes in oil prices, including diesel fuel, which influence both our packaging and transportation costs. Prices for commodities, energy, and other supplies are volatile and can fluctuate due to conditions that are difficult to predict, particularly due to inflationary pressures, due in part to changes in governmental regulation, including the recent tariff and trade policy actions taken by the United States and foreign governments. Further, we have experienced, and may continue to experience, input cost volatility due global competition for resources, foreign currency fluctuations, geopolitical conditions or conflicts, cybersecurity incidents, severe weather, natural disasters, global climate change, water risk, pandemics, crop failures, crop shortages due to plant disease or insect and other pest infestation, changes in consumer demand, alternative energy initiatives, including increased demand for biofuels, and agricultural programs. Additionally, we may be unable to maintain favorable arrangements with respect to the costs of procuring raw materials, packaging, services, and transporting products, which could result in increased expenses and negatively affect our operations. Furthermore, the cost of raw materials and finished products may fluctuate due to changes in cross-currency transaction rates. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
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
In 2025, we experienced increased inflationary pressures in our supply chain costs compared to the prior year period, due in part to the tariff and trade policy actions taken by the United States and foreign governments during the year. We expect these inflationary trends to moderate through 2026, although there continues to be significant uncertainty. Although we take measures to mitigate the impact of this inflation through pricing actions and efficiency initiatives, if these measures are not effective our financial condition, operating results, and cash flows could be materially adversely affected. Even if such measures are effective, we expect that there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take have, in some instances, negatively impacted and could continue to negatively impact our market share.
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
As a large, global food and beverage company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Various laws and regulations govern our practices including, but not limited to, those related to advertising and marketing, product claims and labeling, food production and nutritional requirements, environmental matters (including climate change), packaging and waste management (including packaging containing PFAS), intellectual property, consumer protection and product liability, commercial disputes, trade and export controls, anti-trust, data privacy, labor and employment, workplace health and safety, forced labor, and tax. As a consequence, we face a heightened risk of legal claims and regulatory enforcement actions in the ordinary course of business. In addition, the imposition of new laws, changes in laws or regulatory requirements or changing interpretations thereof, and differing or competing regulations and standards across the markets where our products are made, manufactured, distributed, and sold have in the past and could continue to result in higher compliance costs, capital expenditures, and higher production costs, adversely impacting our product sales, financial condition, and results of operations. In addition, claims about the health impacts of consumption of our products, or ingredients, additives, preservatives, components, or substances present or allegedly present in those products or packaging, including in connection with the development, manufacture, and marketing of our products, have resulted in, and could in the future result in, us being subject to regulations, fines, lawsuits (including but not limited to pending litigation alleging that certain of our products are “ultra-processed” and consuming them causes adverse health impacts, allegations with which we strongly disagree), or taxes, or may cause us to change the way in which we operate which could adversely impact our profitability, financial condition, or operating results.
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
Our borrowing costs can be affected by short and long-term credit ratings assigned by rating organizations. A decrease in these credit ratings could limit our access to capital markets and increase our borrowing costs, which could materially and adversely affect our financial condition and operating results. As of the date of this filing, our long-term debt is rated BBB with a stable outlook from S&P Global Ratings, BBB with a rating watch negative outlook from Fitch Ratings, and Baa2 with ratings under review for downgrade from Moody’s Investor Services, Inc.
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
Kraft Heinz and Berkshire Hathaway are party to a registration rights agreement requiring us to register for resale under the Securities Act all registrable shares held by Berkshire Hathaway, which represents all shares of our common stock held by Berkshire Hathaway as of the date of the closing of the 2015 Merger. As of January 16, 2026, registrable shares represented approximately 27.5% of all outstanding shares of our common stock. Although the registrable shares are subject to certain holdback and suspension periods, the registrable shares are not subject to a “lock-up” or similar restriction under the registration rights agreement. Accordingly, offers and sales of a large number of registrable shares may be made pursuant to an effective registration statement under the Securities Act in accordance with the terms of the registration rights agreement. Pursuant to the registration rights agreement, on January 20, 2026, we filed a prospectus supplement with the SEC to register for resale up to 325,442,152 shares of our common stock held by Berkshire Hathaway. The filing of the prospectus supplement was made solely to register these shares for resale, does not itself constitute a sale of any shares, and does not necessarily mean that Berkshire Hathaway will sell any or all of the registered shares. If any of these registered shares are sold, we will not receive any proceeds from those sales. Because the registered shares represent a significant portion of the outstanding shares of our common stock, any future sales by Berkshire Hathaway could materially increase the number of shares being traded in the public market and may materially increase the volatility of, and cause a decrease in, the price of our common stock. In addition, the filing of the prospectus supplement and the perception of future sales by Berkshire Hathaway have already contributed to increased volatility of our common stock and could continue to affect the volatility of our common stock in the future.
Our share repurchase program may not be fully consummated and the anticipated enhanced long-term stockholder value may not be realized, and share repurchases could increase the volatility of the price of our stock.
In November 2023, the Board authorized the Company to repurchase up to $3.0 billion, exclusive of fees, of our outstanding common stock through December 26, 2026. As of December 27, 2025, we had remaining authorization under the share repurchase program of approximately $1.5 billion. Our repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of any repurchases, if any, will depend on factors such as our historical and expected business performance and cash and liquidity positions, the price of our stock, economic and market conditions, and corporate and regulatory requirements. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time. We cannot guarantee that we will repurchase shares or conduct future share repurchase programs, or that any such programs, even if fully implemented, will result in long-term increases to stockholder value. Any failure to fully implement our repurchase program may negatively impact our reputation, investor confidence, and the price of the Company’s common stock.
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
Escalation of geopolitical tensions related to military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, supply chain disruptions, changes in consumer demand, increased cyberattacks, and impacts on foreign exchange rates and financial markets, any of which may adversely affect our business, financial condition, and results of operations. Although we do not have operations in Ukraine, and our business in Russia generated approximately 1% of our consolidated net sales for the year ended December 27, 2025, the military conflict between Russia and Ukraine has caused, and could continue to cause, negative impacts on our business and the global economy. Governments in the United States, Canada, United Kingdom, and European Union have each imposed export controls and economic sanctions on certain industry sectors and parties in Russia. Further, the Russian government has placed restrictions on the transfer of funds to and from Russian entities, making it more difficult to operate in Russia and to repatriate cash to other jurisdictions from our Russian business, which had a cash and cash equivalents balance equal to approximately $140 million as of December 27, 2025. Failure to comply with applicable sanctions and measures could subject us to regulatory penalties, temporary or permanent loss of assets, or our ability to conduct business operations in Russia. While less than 1% of consolidated total assets are located in Russia as of December 27, 2025, our Russian assets may be partially or fully impaired in future periods, or our business operations terminated, based on actions taken by Russia, other parties, or us. The effects of current geopolitical conflicts as well as potential future geopolitical tensions, could heighten many of our known risks described in this Item 1A, Risk Factors.
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
Our performance has been in the past and may continue in the future to be impacted by economic and political conditions in the United States and in other nations where we do business. Economic and financial uncertainties in our international markets, changes to major international trade arrangements, and the imposition of increased or new tariffs by the U.S. federal government, as well as retaliatory tariffs by certain foreign governments have negatively impacted, and could continue to negatively impact our operations and sales. Other factors impacting our operations in the United States and in international locations where we do business include changes in laws, export and import restrictions, foreign currency exchange rates, foreign currency devaluation, cash repatriation restrictions, recessionary conditions, governmental subsidies provided to our consumers such as the Supplemental Nutrition Assistance Program (“SNAP”) in the U.S., foreign ownership restrictions, nationalization, the impact of hyperinflationary environments, a potential U.S. federal government shutdown, terrorist acts, political unrest, and military conflict. Such factors in either domestic or foreign jurisdictions, and our responses to them, could materially and adversely affect our product sales, financial condition, and operating results.
We rely on our management team and other key personnel and may be unable to hire or retain key personnel or a highly skilled and diverse global workforce.
We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel and a diverse global workforce with the skills and in the locations we need to operate and grow our business. Unplanned turnover, failure to attract and develop personnel with key emerging capabilities or failure to develop adequate succession plans for leadership positions, including the Chief Executive Officer position, could deplete our institutional knowledge base and erode our competitiveness. Additionally, the Separation, including any failure to adequately address the plans for leadership positions for the two independent companies post-Separation, may cause us to experience increased difficulties in attracting, retaining, and motivating employees during the pendency of the Separation and following completion of the Separation, and harm our businesses. Further, equity-based compensation is a key component of our compensation program and essential for attracting and retaining qualified personnel. As a result, the lack of positive performance in our stock price may adversely affect our ability to attract or retain key personnel. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate skilled employees. Any such loss, failure, or limitation could adversely affect our product sales, financial condition, and operating results.
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
Significant judgment, knowledge, and experience are required in determining our worldwide provision for income taxes. Our future effective tax rate is impacted by a number of factors including changes in the valuation of our deferred tax assets and liabilities, changes in geographic mix of income, changes in expenses not deductible for tax, including impairment of goodwill, and changes in available tax credits. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are also regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits, including transfer pricing matters, and any related litigation could be materially different from our historical income tax provisions and accruals. For example, we are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2018 through 2022. In 2023, we received two Notices of Proposed Adjustment (the “NOPAs”) relating to transfer pricing with our foreign subsidiaries for the years 2018 and 2019. The NOPAs propose an increase to our U.S. taxable income that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2018 and approximately $210 million for 2019, excluding interest, and assert penalties of approximately $85 million for each of 2018 and 2019. In 2025, we received two NOPAs for the years 2020 through 2022 that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2020, $210 million for 2021, and $200 million for 2022, excluding interest and assert penalties of approximately $85 million for each of the years of 2020, 2021, and 2022. We strongly disagree with the IRS’s positions, believe that our tax positions are well documented and properly supported, and intend to vigorously contest the positions taken by the IRS and pursue all available administrative and judicial remedies; however, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and potential penalties, our results of operations and cash flows could be materially affected. We continue to maintain the same operating model and transfer pricing methodology with our foreign subsidiaries that was in place for the years 2018 through 2022. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We assess, identify, and manage cybersecurity risk using a data-driven risk management program intended to maintain our Company’s obligations to prevent harm to parties, including employees, customers, and stockholders; as well as reduce cybersecurity risks associated with our Company’s pursuit of business objectives.
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
We undertake scheduled and targeted cybersecurity risk assessments to identify and prioritize risks so that foreseeably harmed parties (which include our employees, contractors, partners, customers, stockholders, consumers, and suppliers) are explicitly included in our risk analysis and risk management priorities. We plan for, implement, and improve safeguards that are designed to reduce unacceptable risks to any foreseeably harmed party. We engage third-party service providers (including contractors and vendors) as part of our normal business operations, including collaborating with third-party experts to assist with evaluating, identifying, and managing our cybersecurity risks.
Our cybersecurity risk management program includes:
•Penetration testing of the Kraft Heinz environment, and annual review of program maturity based on National Institute of Standards and Technology (“NIST”);
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
Cybersecurity Governance

The Company governs cybersecurity risk through a risk management program designed to enable employees, members of the Audit Committee, Enterprise Risk Committee, executive officers, and other personnel to make informed decisions about cybersecurity risk management that are appropriate for their level of responsibility. Our Chief Information Security Officer (“CISO”) oversees the team responsible for leading enterprise-wide information security strategy, policy, standards, architecture, and processes. Our CISO has extensive cybersecurity knowledge and skills gained from more than 20 years of work experience in information security in the consumer goods, banking, legal, healthcare, and education sectors as well as the government. Our CISO holds a master’s degree in computer and information systems security/information assurance and designations as a Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM). The CISO evaluates cybersecurity risks, plans for reduction of risks, directs resources and priorities to improve cybersecurity safeguards, measures the results of those efforts, reports to our senior and executive leaders (including our Global Chief Information Officer and Global Chief Financial Officer), the Enterprise Risk Management Committee, and the Audit Committee regarding our cybersecurity risk priorities and progress, and solicits support from senior and executive leaders to further reduce risks through resources, prioritization, or other means. The CISO receives reports on cybersecurity threats from our Security Operations Center, external threat intel, trusted third-party security suppliers, and a peer network of CISOs at other global companies on an ongoing basis. Our Security Operations Center verifies and validates the threat information and modifies our detection and preventative controls as appropriate. Our CISO works closely with our Chief Global Ethics and Compliance Officer and Global General Counsel and Corporate Affairs Officer to oversee compliance with legal, regulatory, and contractual security requirements. The CISO’s team evaluates third-party service providers to a degree commensurate with the risk their services pose to us. As part of that program, we also provide feedback to service providers about risks they can reduce using commercially available safeguards. Additionally, the information security team works in partnership with the Company’s internal audit and internal controls teams to review information technology-related internal controls as part of our overall internal audit and controls processes.
The Audit Committee is responsible for oversight of the Company’s information technology and cybersecurity risks. To fulfill its oversight responsibilities, the Audit Committee reviews the measures implemented by the Company to identify and mitigate cybersecurity risks and the Audit Committee receives updates from our Global Chief Information Officer and CISO at least twice a year, which cover topics related to information security, privacy, and cybersecurity risks, and the risk management processes, including the status of significant cybersecurity incidences, the emerging threat landscape, and the status of projects to strengthen the Company’s information security posture. The Audit Committee regularly reports to the Board on information technology, cybersecurity, and privacy matters. Additionally, the Board receives updates from our Global Chief Information Officer and CISO at least annually on information security, cybersecurity, and privacy matters. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported promptly to the Audit Committee or Board, with ongoing updates regarding any such incident until it has been addressed.
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
Cybersecurity Incident Disclosure
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

We manufacture our products in our network of manufacturing and processing facilities located throughout the world. As of December 27, 2025, we operated 69 manufacturing and processing facilities. We own 65 and lease four of these facilities. Our manufacturing and processing facilities count by segment as of December 27, 2025 was:

	Owned	Leased
North America	32	2
International Developed Markets	17	—
Emerging Markets(a)	16	2
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
We maintain all of our manufacturing and processing facilities in good condition and believe they are suitable and are adequate for our present needs. We also enter into co-manufacturing arrangements with third parties if we determine it is advantageous to outsource the production of any of our products.
In 2025, as part of our planned restructuring activities, we sold a manufacturing facility in China within our Asia Emerging Markets operating segment. See Note 6, Restructuring Activities, in Item 8, Financial Statements and Supplementary Data, for additional information on our exit and disposal costs.
Item 3. Legal Proceedings.
See Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on The Nasdaq Stock Market LLC (Nasdaq) under the ticker symbol “KHC.” At February 7, 2026, there were approximately 32,000 holders of record of our common stock.
See Equity and Dividends in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of cash dividends declared on our common stock.
Comparison of Cumulative Total Return
The following graph compares the cumulative total return on our common stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Food and Soft Drink Products, which we consider to be our peer group. Companies included in the S&P Consumer Staples Food and Soft Drink Products index change periodically and are presented on the basis of the index as it is comprised on December 27, 2025. This graph covers the five-year period from December 24, 2020 (the last trading day of our fiscal year 2020) through December 26, 2025 (the last trading day of our fiscal year 2025). The graph shows total shareholder return assuming $100 was invested on December 24, 2020 and the dividends were reinvested on a daily basis.

Kraft Heinz
S&P 500
S&P Consumer Staples Packaged Food & Soft Drinks
$220
$200
$180
$160
$140
$120
$100
$80
DECEMBER 24, 2020
DECEMBER 23, 2021
DECEMBER 30, 2022
DECEMBER 29, 2023
DECEMBER 27, 2024
DECEMBER 26, 2025

	Kraft Heinz	S&P 500	S&P Consumer Staples Food and Soft Drink Products
December 24, 2020	$100.00	$100.00	$100.00
December 23, 2021	105.08	129.44	113.81
December 30, 2022	126.55	106.92	125.59
December 29, 2023	120.16	135.03	119.76
December 27, 2024	104.46	171.35	117.44
December 26, 2025	86.97	201.42	121.63
The above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Issuer Purchases of Equity Securities During the Three Months Ended December 27, 2025
Our share repurchase activity in the three months ended December 27, 2025 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
9/28/2025 — 11/01/2025	4,121	$25.61	—	$1,502
11/02/2025 — 11/29/2025	8,483	25.65	—	1,502
11/30/2025 — 12/27/2025	148	24.56	—	1,502
Total	12,752		—
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
See below for discussion and analysis of our financial condition and results of operations for 2025 compared to 2024. See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 28, 2024 for a detailed discussion of our financial condition and results of operations for 2024 compared to 2023.
Description of the Company:
We manufacture and market food and beverage products around the world through our eight consumer-driven product platforms: Taste Elevation, Easy Ready Meals, Substantial Snacking, Desserts, Hydration, Cheese, Coffee, Meats, and other grocery products.
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
See Note 21, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for our financial information by segment.
Previously Announced Separation Transaction:
On September 2, 2025, we announced our plan to separate the Company into two independent, publicly traded companies through a tax-free spin-off (the “Separation”). On February 11, 2026, we announced that the Kraft Heinz Board of Directors (the “Board”) has decided to pause work related to the Separation. See Item 1A, Risk Factors, for further discussion of risks relating to the Separation.
Business Trends and Items Affecting Comparability of Financial Results
Inflation and Supply Chain Impacts:
During the year ended December 27, 2025, we experienced increased inflationary pressures in our supply chain costs compared to the prior year period, due in part to the tariff and trade policy actions taken by the United States and foreign governments during the year. We expect these inflationary trends to moderate through 2026, although there continues to be significant uncertainty. Further, we continue to take measures to mitigate the impact of this inflation through efficiency initiatives, pricing actions, alternative sourcing, and hedging strategies. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial, mitigative actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we have taken have, in some instances, negatively impacted, and could continue to negatively impact, our market share. As the situation continues to remain fluid due to the rapidly changing global trade environment, we continue to evaluate the potential implications of these actions on our business.
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
Regulatory Landscape:
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States. The OBBBA includes a broad range of changes to U.S. tax law, which did not have a material impact on our total tax provision as of December 27, 2025, and we do not expect the elective provisions of the law to have a material impact on our effective tax rate in future periods. Further, certain provision of the OBBBA impact the timing of cash tax payments, which resulted in a reduction of our cash tax payments in 2025, and is expected to reduce cash tax payments in 2026; however we do not expect these provisions to have a material impact on our cash flows in future periods.

The OBBBA also enacted modifications to the Supplemental Nutrition Assistance Program (“SNAP”). The modifications are expected to reduce the number of SNAP participants and the average benefits received by the eligible participants, which could impact consumers’ demand for our products. We intend to take measures to mitigate the potential negative impacts through pricing strategies and changes to our product portfolios. However, the modifications to the SNAP program may have a negative impact on our results of operations, cash flows, and market share.
Impairment Losses:
Our results of operations reflect goodwill impairment losses of $6.7 billion and intangible asset impairment losses of $2.6 billion in 2025 compared to goodwill impairment losses of $1.6 billion and intangible asset impairment losses of $2.0 billion in 2024. See Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information on our goodwill and intangible asset impairment losses.
Acquisitions and Divestitures:
In 2025, we entered into a definitive agreement to sell our infant and specialty food business in Italy, within our International Developed Markets segment. On December 31, 2025, which is in the first quarter of our fiscal year 2026, we closed the sale for total cash consideration of approximately $146 million. In 2024, we closed the sale of our infant nutrition business in Russia (the “Russia Infant Transaction”) and the sale of 100% of the equity interests in our Papua New Guinea subsidiary (the “Papua New Guinea Transaction”), both within Emerging Markets. See Note 5, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on our acquisition and divestiture activities.
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
Consolidated Results of Operations
Summary of Results:

	December 27, 2025	December 28, 2024	% Change
	(in millions, except per share data)
Net sales	$24,942	$25,846	(3.5)%
Operating income/(loss)	(4,669)	1,683	(377.4)%
Net income/(loss)	(5,848)	2,746	(313.0)%
Net income/(loss) attributable to common shareholders	(5,846)	2,744	(313.0)%
Diluted EPS	(4.93)	2.26	(318.1)%
Net Sales:

	December 27, 2025	December 28, 2024	% Change
	(in millions)
Net sales	$24,942	$25,846	(3.5)%
Organic Net Sales(a)	24,889	25,756	(3.4)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2025 Compared to Fiscal Year 2024:
Net sales decreased 3.5% to $24.9 billion in 2025 compared to $25.8 billion in 2024, including the unfavorable impacts of foreign currency (0.1 pp). Organic Net Sales decreased 3.4% to $24.9 billion in 2025 compared to $25.8 billion in 2024, primarily due to the unfavorable volume/mix (4.1 pp), which more than offset higher pricing (0.7 pp). Pricing was higher in each segment. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.

Net Income/(Loss):

	December 27, 2025	December 28, 2024	% Change
	(in millions)
Operating income/(loss)	$(4,669)	$1,683	(377.4)%
Net income/(loss)	(5,848)	2,746	(313.0)%
Net income/(loss) attributable to common shareholders	(5,846)	2,744	(313.0)%
Adjusted Operating Income(a)	4,745	5,360	(11.5)%
(a)    Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2025 Compared to Fiscal Year 2024:
Operating income/(loss) decreased 377.4% to a loss of $4.7 billion in 2025 compared to income of $1.7 billion in 2024, primarily due to non-cash impairment losses that were $5.6 billion higher in the current year period. In addition to the impact of these non-cash impairment losses, operating income/(loss) decreased $715 million due to inflationary pressures in commodity and manufacturing costs that outpaced our efficiency initiatives, unfavorable volume/mix, separation costs incurred in the current year, unfavorable changes in unrealized losses/(gains) on commodity hedges, increased advertising expenses and increased research and development costs. These unfavorable impacts to operating income/(loss) were partially offset by higher pricing and decreased general corporate expenses.
Net income/(loss) decreased 313.0% to a loss of $5.8 billion in 2025 compared to income of $2.7 billion in 2024. This decrease was due to the unfavorable changes in operating income/(loss) factors discussed above, higher income tax expense and higher interest expense, partially offset by favorable changes in other expense/(income).
•Our effective tax rate was an expense of 7.4% on pre-tax loss in 2025 compared to a benefit of 220.5% on pre-tax income in 2024. The year-over-year increase in the effective tax rate was due primarily to higher non-deductible goodwill impairments in the current year and recognizing a non-U.S. deferred tax asset as a result of the movement of certain business operations to a wholly-owned subsidiary in the Netherlands offset by establishing valuation allowances on certain non-U.S. deferred tax assets in the prior year.
•Other expense/(income) was income of $171 million in 2025 compared to $85 million in 2024. This change was driven by a $53 million increase in interest income primarily due to interest earned on our available-for-sale securities, and a $42 million net loss on the sale of a business recognized in 2025 compared to a $81 million net loss on the sale of businesses in 2024. These positive impacts on other expense/(income) were partially offset by a $28 million decrease in our net pension and postretirement non-service components.
Adjusted Operating Income decreased 11.5% to $4.7 billion in 2025 compared to $5.4 billion in 2024, primarily due to inflationary pressures in commodity and manufacturing costs that outpaced our efficiency initiatives, unfavorable volume/mix, increased advertising expenses, increased research and development costs, and the unfavorable impact of foreign currency (0.1 pp). These unfavorable impacts more than offset higher pricing and decreased general corporate expenses.
Diluted Earnings Per Share (“EPS”):

	December 27, 2025	December 28, 2024	% Change
	(in millions, except per share data)
Diluted EPS	$(4.93)	$2.26	(318.1)%
Adjusted EPS(a)	2.60	3.06	(15.0)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Fiscal Year 2025 Compared to Fiscal Year 2024:
Diluted EPS decreased 318.1% to $(4.93) in 2025 compared to $2.26 in 2024, primarily due to the net income/(loss) factors discussed above, which more than offset the favorable impact of our common stock repurchases.

	December 27, 2025	December 28, 2024	$ Change	% Change
Diluted EPS	$(4.93)	$2.26	$(7.19)	(318.1)%
Restructuring activities	0.02	0.01	0.01
Unrealized losses/(gains) on commodity hedges	0.02	(0.01)	0.03
Impairment losses	7.31	2.58	4.73
Separation costs	0.05	—	0.05
Losses/(gains) on sale of business	0.04	0.05	(0.01)
Nonmonetary currency devaluation	0.03	0.01	0.02
Certain significant discrete income tax items	0.06	(1.84)	1.90
Adjusted EPS(a)	$2.60	$3.06	$(0.46)	(15.0)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.40)
Effect of common stock repurchases(b):			0.06
Interest expense			(0.02)
Other expense/(income)			0.05
Effective tax rate			(0.15)
			$(0.46)
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
(b)    Includes the impact of the change in the weighted average shares of common stock outstanding, including dilutive effect, which is primarily due to shares purchased pursuant to our publicly announced share repurchase program. See Note 20, Earnings Per Share, in Item 8, Financial Statements and Supplementary Data, for more information on our weighted average shares outstanding.
Adjusted EPS decreased 15.0% to $2.60 in 2025 compared to $3.06 in 2024 primarily due to lower Adjusted Operating Income, higher taxes on adjusted earnings, and higher interest expense, which more than offset the favorable impact of our common stock repurchases and favorable changes in other expense/(income).
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

Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our consolidated statement of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our consolidated balance sheet, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for additional information. We apply highly inflationary accounting to the results of our subsidiaries in Turkey, Venezuela, and Egypt, which are all in Emerging Markets.
Net Sales:

	December 27, 2025	December 28, 2024
	(in millions)
Net sales:
North America	$18,586	$19,543
International Developed Markets	3,539	3,535
Emerging Markets	2,817	2,768
Total net sales	$24,942	$25,846
Organic Net Sales:

	December 27, 2025	December 28, 2024
	(in millions)
Organic Net Sales(a):
North America	$18,621	$19,543
International Developed Markets	3,466	3,535
Emerging Markets	2,802	2,678
Total Organic Net Sales	$24,889	$25,756
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Drivers of the changes in net sales and Organic Net Sales were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
2025 Compared to 2024
North America	(4.9)%	(0.2) pp	0.0 pp	(4.7)%	0.3 pp	(5.0) pp
International Developed Markets	0.1%	2.0 pp	0.0 pp	(1.9)%	0.9 pp	(2.8) pp
Emerging Markets	1.8%	(2.4) pp	(0.4) pp	4.6%	4.0 pp	0.6 pp
Kraft Heinz	(3.5)%	(0.1) pp	0.0 pp	(3.4)%	0.7 pp	(4.1) pp

Adjusted Operating Income:

	December 27, 2025	December 28, 2024
	(in millions)
Segment Adjusted Operating Income:
North America	$4,389	$5,111
International Developed Markets	543	537
Emerging Markets	341	321
General corporate expenses	(528)	(609)
Restructuring activities	(13)	(27)
Unrealized gains/(losses) on commodity hedges	(35)	19
Impairment losses	(9,306)	(3,669)
Separation costs	(60)	—
Operating income/(loss)	$(4,669)	$1,683
Interest expense	947	912
Other expense/(income)	(171)	(85)
Income/(loss) before income taxes	$(5,445)	$856
North America:

	December 27, 2025	December 28, 2024	% Change
	(in millions)
Net sales	$18,586	$19,543	(4.9)%
Organic Net Sales(a)	18,621	19,543	(4.7)%
Segment Adjusted Operating Income	4,389	5,111	(14.1)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2025 Compared to Fiscal Year 2024:
Net sales decreased 4.9% to $18.6 billion in 2025 compared to $19.5 billion in 2024, including the unfavorable impacts of foreign currency (0.2 pp). Organic Net Sales decreased 4.7% to $18.6 billion in 2025 compared to $19.5 billion in 2024, primarily due to unfavorable volume/mix (5.0 pp), which more than offset higher pricing (0.3 pp). Unfavorable volume/mix was primarily due to declines in cold cuts, coffee, certain condiments, bacon, frozen snacks, and desserts. Higher pricing was taken in certain categories to mitigate higher input costs, primarily in coffee.
Segment Adjusted Operating Income decreased 14.1% to $4.4 billion in 2025 compared to $5.1 billion in 2024, primarily due to unfavorable volume/mix, inflationary pressures in commodity and manufacturing costs that outpaced our efficiency initiatives, increased advertising expenses, higher depreciation expense, increased research and development costs, and the unfavorable impact of foreign currency (0.1 pp). These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing.
International Developed Markets:

	December 27, 2025	December 28, 2024	% Change
	(in millions)
Net sales	$3,539	$3,535	0.1%
Organic Net Sales(a)	3,466	3,535	(1.9)%
Segment Adjusted Operating Income	543	537	1.0%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2025 Compared to Fiscal Year 2024:
Net sales increased 0.1% to $3.5 billion in 2025 compared to $3.5 billion in 2024, including the favorable impacts of foreign currency (2.0 pp). Organic Net Sales decreased 1.9% to $3.5 billion in 2025 compared to $3.5 billion in 2024, primarily due to unfavorable volume/mix (2.8 pp), which more than offset higher pricing (0.9 pp). Unfavorable volume/mix was primarily due to continued industry slowdowns of meals in the United Kingdom and pricing elasticity in New Zealand.

Segment Adjusted Operating Income increased 1.0% to $543 million in 2025 compared to $537 million in 2024, primarily driven by higher pricing, the favorable impact of foreign currency (3.2 pp), decreased advertising expenses, and lower amortization expense. These favorable impacts to Segment Adjusted Operating Income more than offset unfavorable volume/mix and inflationary pressures in manufacturing and procurement costs that outpaced our efficiency initiatives.
Emerging Markets:

	December 27, 2025	December 28, 2024	% Change
	(in millions)
Net sales	$2,817	$2,768	1.8%
Organic Net Sales(a)	2,802	2,678	4.6%
Segment Adjusted Operating Income	341	321	6.2%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Fiscal Year 2025 Compared to Fiscal Year 2024:
Net sales increased 1.8% to $2.8 billion in 2025 compared to $2.8 billion in 2024, including the unfavorable impacts of foreign currency (2.4 pp) and divestitures (0.4 pp). Organic Net Sales increased 4.6% to $2.8 billion in 2025 compared to $2.7 billion in 2024, primarily driven by higher pricing (4.0 pp) and favorable volume/mix (0.6 pp). Higher pricing was taken primarily in certain countries within WEEM to address inflationary pressures, which more than offset lower pricing in Indonesia. Favorable volume/mix was primarily driven by Taste Elevation, particularly in Brazil and China, which more than offset unfavorable volume/mix in Indonesia.
Segment Adjusted Operating Income increased 6.2% to $341 million in 2025 compared to $321 million in 2024, primarily due to higher pricing, reduced manufacturing costs, primarily as a result of our efficiency initiatives, and favorable volume/mix. These favorable impacts to Segment Adjusted Operating Income more than offset higher procurement and logistics costs reflecting inflationary pressure in WEEM, increased advertising expenses, unfavorable changes in allowances for trade receivables in Indonesia, the unfavorable impact of foreign currency (4.5 pp), and higher depreciation expense.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, as well as our access to other potential sources of liquidity including our available-for-sale debt securities, commercial paper programs, and our senior unsecured revolving credit facility (the “Senior Credit Facility”) will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations, payment of our anticipated quarterly dividends, planned capital expenditures, restructuring expenditures, and contributions to our postemployment benefit plans for the next 12 months. An additional potential source of liquidity is access to capital markets. We intend to use our cash on hand and commercial paper programs for daily funding requirements.
Acquisitions and Divestitures:
In 2025, we entered into a definitive agreement to sell our infant and specialty food business in Italy, within our International Developed Markets segment. On December 31, 2025, in the first quarter of our fiscal year 2026, we closed the sale for total cash consideration of approximately $146 million.
In the first quarter of 2024, we consummated the Russia Infant Transaction for total cash consideration of approximately $25 million, and the Papua New Guinea Transaction for total cash consideration of approximately $22 million.
See Note 5, Acquisitions and Divestitures, in Item 8, Financial Statements and Supplementary Data, for additional information on our acquisitions and divestitures.
Cash Flow Activity for 2025 Compared to 2024:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $4.5 billion for the year ended December 27, 2025 compared to $4.2 billion for the year ended December 28, 2024. This increase was primarily due to favorable changes in working capital, predominantly within inventory as a result of our efforts to optimize inventory levels, lower income taxes paid due, in part, to benefits received through the OBBBA, reduced cash outflows for variable compensation, and the current year conversion of certain plan assets related to the U.S. postretirement medical plan to cash. These impacts were partially offset by lower Adjusted Operating Income. See Note 12, Postemployment Benefits, in Item 8, Financial Statements and Supplementary Data, for additional information on our postemployment benefit plans activities.

Net Cash Provided by/Used for Investing Activities:
Net cash used for investing activities was $1.8 billion for the year ended December 27, 2025 compared to $1.0 billion for the year ended December 28, 2024. This change was primarily driven by the purchases of marketable securities, partially offset by lower capital expenditures, and lapping our prior year payment to acquire the TGI Friday License. Our 2025 capital expenditures were primarily focused on maintenance, technology, and cost improvement projects. We expect 2026 capital expenditures to be approximately $950 million.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $1.3 billion for the year ended December 27, 2025 compared to $3.0 billion for the year ended December 28, 2024. This change was primarily driven by increased debt proceeds received in the current year, decreased repurchases of common stock compared to the prior year period, and increased hedge settlements. See Note 17, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our debt transactions and Note 19, Capital Stock, in Item 8, Financial Statements and Supplementary Data, for additional information on our share repurchase program.
Cash Held by International Subsidiaries:
Of the $2.6 billion cash and cash equivalents on our consolidated balance sheet at December 27, 2025, $981 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2025 accumulated earnings of certain international subsidiaries is approximately $65 million. Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at December 27, 2025, December 28, 2024, and December 30, 2023, and relates to local withholding taxes that would be owed when this cash is distributed.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. The amounts outstanding under these programs were $755 million at December 27, 2025 and $745 million at December 28, 2024. The amounts were included in accounts payable on our consolidated balance sheets. See Note 15, Financing Arrangements, in Item 8, Financial Statements and Supplementary Data, for additional information on our trade payables programs.
Borrowing Arrangements:
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at December 27, 2025, December 28, 2024, and December 30, 2023. We had no commercial paper outstanding during the years ended December 27, 2025 and December 28, 2024, and the maximum amount of commercial paper outstanding was $150 million during the year ended December 30, 2023.
Together with Kraft Heinz Food Company (“KHFC”), our 100% owned operating subsidiary, we have a credit agreement (the “Credit Agreement”), which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (the “Senior Credit Facility”). On July 8, 2025, we entered into an amendment to this agreement to extend the maturity date from July 8, 2029 to July 8, 2030. Further, the amendment modified certain financial covenants, which changed the minimum shareholders’ equity balance from $35 billion to $25 billion, and added an allowable add-back to the minimum shareholders’ equity balance of up to $2 billion annually, commensurate with goodwill and intangible asset impairments recorded during the period. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at December 27, 2025, December 28, 2024, or December 30, 2023. No amounts were drawn on our Senior Credit Facility during the years ended December 27, 2025, December 28, 2024 or December 30, 2023.

Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of December 27, 2025.
Long-Term Debt:
Our long-term debt, including the current portion, was $21.2 billion at December 27, 2025, $19.9 billion at December 28, 2024, and $20.0 billion at December 30, 2023. The increase of debt in 2025 was primarily due to the issuance of the 2025 Notes, as well as changes in foreign currency exchange rates on our foreign-denominated debt, partially offset by the repayment of our 600 million euro senior notes due May 2025. The decrease of debt in 2024 was primarily due to changes in foreign currency exchange rates on our foreign-denominated debt, as well as the 550 million euro aggregate principle amount of senior notes that were repaid at maturity in May 2024, partially offset by the issuance of the 2024 Notes.
We have aggregate principal amounts of senior notes of approximately $1.9 billion maturing in June 2026.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of December 27, 2025.
See Note 17, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our long-term debt activity.
Equity and Dividends:
We paid dividends on our common stock of $1.9 billion in 2025 and 2024 and $2.0 billion in 2023. Additionally, in the first quarter of 2026, our Board declared a cash dividend of $0.40 per share of common stock, which is payable on March 27, 2026 to stockholders of record on March 6, 2026.
The declaration of dividends is subject to the discretion of our Board and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, privately negotiated transactions, transactions structured through investment banking institutions, or other means. As of December 27, 2025, we had remaining authorization under the share repurchase program of approximately $1.5 billion. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
Aggregate Contractual Obligations:
Related to our current and long-term material cash requirements, the following table summarizes our aggregate contractual obligations at December 27, 2025, which we expect to primarily fund with cash from operating activities (in millions):

	Material Cash Requirements
	2026	2027-2028	2029-2030	2031 and Thereafter	Total
Long-term debt(a)	$2,802	$5,261	$3,412	$21,577	$33,052
Finance leases(b)	45	119	105	113	382
Operating leases(c)	144	212	133	149	638
Purchase obligations(d)	587	843	407	197	2,034
Other long-term liabilities(e)	24	34	33	132	223
Total	$3,602	$6,469	$4,090	$22,168	$36,329
(a)    Amounts represent the expected cash payments of our long-term debt, including interest on variable and fixed rate long-term debt. Interest on variable rate long-term debt is calculated based on interest rates at December 27, 2025.
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
Pension plan contributions were $5 million in 2025. We estimate that 2026 pension plan contributions will be approximately $6 million. Postretirement benefit plan contributions were $10 million in 2025. We estimate that 2026 postretirement benefit plan contributions will be approximately $11 million. During the fourth quarter of 2025, we amended our U.S. postretirement medical plan to establish a sub-trust to permit the payment of certain postretirement benefit plan contributions for active non-union employees using $200 million of the retiree plan surplus. During the fourth quarter of 2024, we amended our U.S. postretirement medical plan to establish a sub-trust to permit the payment of certain postretirement benefit plan contributions for active union employees using $150 million of the retiree plan surplus. See Note 12, Postemployment Benefits, in Item 8, Financial Statements and Supplementary Data, for additional information on our pension and postretirement plans.
Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2026. Beyond 2026, we are unable to reliably estimate the timing of contributions to our pension or postretirement plans. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension or postretirement asset performance or interest rates, or other factors. As such, estimated pension and postretirement plan contributions for 2026 have been excluded from the above table.
At December 27, 2025, the amount of net unrecognized tax benefits for uncertain tax positions, including an accrual of related interest and penalties along with positions only impacting the timing of tax benefits, was approximately $589 million. The timing of payments will depend on the progress of examinations with tax authorities. We are unable to make a reasonably reliable estimate as to if or when any significant cash settlements with taxing authorities may occur; therefore, we have excluded the amount of net unrecognized tax benefits from the above table.
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
Summarized Statement of Income

For the Year Ended
December 27, 2025
Net sales	$15,849
Gross profit(a)	5,802
Intercompany service fees and other recharges	4,075
Operating income/(loss)	1,008
Equity in earnings/(losses) of subsidiaries	(5,812)
Net income/(loss)	(5,846)
Net income/(loss) attributable to common shareholders	(5,846)
(a)    In 2025, the Obligor Group recorded $489 million of net sales to the non-guarantor subsidiaries and $67 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

December 27, 2025
ASSETS
Current assets	$6,336
Current assets due from affiliates(a)	269
Non-current assets	5,648
Goodwill	8,823
Intangible assets, net	1,768
Non-current assets due from affiliates(b)	28
LIABILITIES
Current liabilities	$5,211
Current liabilities due to affiliates(a)	1,122
Non-current liabilities	21,260
Non-current liabilities due to affiliates(b)	208
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meat products, sugar and other sweeteners, coffee, tomato products, soybean and vegetable oils, eggs, other fruits and vegetables, and wheat and processed grains to manufacture our products. In addition, we purchase and use significant quantities of plastics, resin, cardboard, glass, paper and metal to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor worldwide supply and cost trends of these commodities.
During the year ended December 27, 2025, we experienced increases in certain commodity costs, particularly for coffee, meats, and eggs while costs for cheese and dairy products and tomato products decreased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.

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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. Our definition of advertising expenses includes advertising production costs, in-store advertising costs, agency fees, brand promotions and events, and sponsorships, in addition to costs to obtain advertising in television, radio, print, digital, and social channels. We recorded advertising expenses of $1,073 million in 2025, $1,031 million in 2024, and $1,071 million in 2023. We also incur market research costs, which are recorded in SG&A but are excluded from advertising expenses.
Goodwill and Intangible Assets:
As of December 27, 2025, we maintain 10 reporting units globally, six of which comprise our goodwill balance. These six reporting units had an aggregate goodwill carrying amount of $22.2 billion at December 27, 2025. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $34.2 billion as of December 27, 2025.
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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. As part of our 2025 annual impairment test as of June 29, 2025, we used discount rates ranging from 7.3% to 14.8% and long-term growth rates ranging from 0.0% to 4.0% in estimating the fair value of our reporting units. Additionally, we used discount rates ranging from 8.5% to 12.3%, long-term growth rates ranging from 0.0% to 4.0%, and royalty rates ranging from 5.0% to 20.0% in estimating the fair value of our brands. If current expectations of future growth rates, royalty rates, and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future goodwill or intangible asset impairments.
As detailed in Note 9, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our reporting units and brands that were impaired in 2025, 2024, and 2023 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Our reporting units and brands that had 20% or less excess fair value over carrying amount as of the 2025 annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
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
For our postretirement benefit plans, our 2026 health care cost trend rate assumption will be 6.5%. We established this rate based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate the weighted average assumed ultimate trend rate will be 4.8%. The year in which the ultimate trend rate is reached varies by plan, ranging between the years 2027 and 2035. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
Our 2026 discount rate assumption will be 5.3% for service cost and 4.5% for interest cost for our postretirement plans. Our 2026 discount rate assumption will be 5.7% for service cost and 4.8% for interest cost for our U.S. pension plans and 5.8% for service cost and 5.0% for interest cost for our non-U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.
Our 2026 expected return on plan assets will be 5.9% (net of applicable taxes) for our postretirement plans. Our 2026 expected rate of return on plan assets will be 6.7% for our U.S. pension plans and 5.3% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current and future asset allocation, and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by re-balancing between asset classes as we make contributions and monthly benefit payments.
While we do not anticipate further changes in the 2026 assumptions for our U.S. and non-U.S. pension and postretirement benefit plans, as a sensitivity measure, a 100-basis-point change in our discount rate or a 100-basis-point change in the expected rate of return on plan assets would have the following effects, increase/(decrease) in cost (in millions):

	U.S. Plans		Non-U.S. Plans
	100-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease
Effect of change in discount rate on pension costs	$9	$(4)	$(2)	$3
Effect of change in expected rate of return on plan assets on pension costs	(27)	27	(14)	14
Effect of change in discount rate on postretirement costs	—	—	(1)	1
Effect of change in expected rate of return on plan assets on postretirement costs	(6)	6	—	—
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
2025
North America	$18,586	$(35)	$—	$18,621
International Developed Markets	3,539	73	—	3,466
Emerging Markets	2,817	15	—	2,802
Kraft Heinz	$24,942	$53	$—	$24,889

2024
North America	$19,543	$—	$—	$19,543
International Developed Markets	3,535	—	—	3,535
Emerging Markets	2,768	80	10	2,678
Kraft Heinz	$25,846	$80	$10	$25,756

Year-over-year growth rates
North America	(4.9)%	(0.2) pp	0.0 pp	(4.7)%	0.3 pp	(5.0) pp
International Developed Markets	0.1%	2.0 pp	0.0 pp	(1.9)%	0.9 pp	(2.8) pp
Emerging Markets	1.8%	(2.4) pp	(0.4) pp	4.6%	4.0 pp	0.6 pp
Kraft Heinz	(3.5)%	(0.1) pp	0.0 pp	(3.4)%	0.7 pp	(4.1) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(in millions)
(Unaudited)

	December 27, 2025	December 28, 2024
Operating income/(loss)	$(4,669)	$1,683
Restructuring activities	13	27
Unrealized losses/(gains) on commodity hedges	35	(19)
Impairment losses	9,306	3,669
Separation costs	60	—
Adjusted Operating Income	$4,745	$5,360

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	December 27, 2025	December 28, 2024
Diluted EPS	$(4.93)	$2.26
Restructuring activities(a)	0.02	0.01
Unrealized losses/(gains) on commodity hedges(b)	0.02	(0.01)
Impairment losses(c)	7.31	2.58
Separation costs(d)	0.05	—
Losses/(gains) on sale of business(e)	0.04	0.05
Nonmonetary currency devaluation(f)	0.03	0.01
Certain significant discrete income tax items(g)	0.06	(1.84)
Adjusted EPS	$2.60	$3.06
(a)    Gross expenses/(income) included in restructuring activities were expenses of $21 million ($18 million after-tax) in 2025 and $20 million ($18 million after-tax) in 2024 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $1 million in 2025 and $8 million in 2024;
•SG&A included expenses of $12 million in 2025 and $19 million in 2024; and
•Other expense/(income) included expenses of $8 million in 2025 and income of $7 million in 2024.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $35 million ($26 million after-tax) in 2025 and income of $19 million ($15 million after-tax) in 2024 and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $6.7 billion ($6.7 billion after-tax) in 2025 and $1.6 billion ($1.6 billion after-tax) in 2024, which were recorded in SG&A; and
•Intangible asset impairment losses of $2.6 billion ($2.0 billion after-tax) in 2025 and $2.0 billion ($1.6 billion after-tax) in 2024, which were recorded in SG&A.
(d)    Gross expenses recorded in separation costs were $60 million ($53 million after-tax) in 2025 and were recorded in SG&A.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of $42 million ($42 million after-tax) in 2025 and expenses of $81 million ($60 million after-tax) in 2024 and were recorded in other expense/(income).
(f)    Gross expenses included in nonmonetary currency devaluation were $34 million ($34 million after-tax) in 2025 and $16 million ($16 million after-tax) in 2024 and were recorded in other expense/(income).
(g)    Certain significant discrete income tax items included expenses of $73.0 million in 2025 and a benefit of $2.2 billion in 2024. The expense in 2025 related to an adjustment to the valuation allowance associated with a non-U.S. deferred tax asset recognized in 2024 as a result of the movement of certain business operations to a wholly-owned subsidiary in the Netherlands. The benefit in 2024 represented the recognition of a foreign deferred tax asset ($3.0 billion) and an associated valuation allowance ($0.6 billion) related to the transfer of business operations to a wholly-owned subsidiary in the Netherlands, partially offset by the establishment of a valuation allowance against deferred tax assets in our subsidiary in Brazil.

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
Effect of Hypothetical 10% Fluctuation in Market Prices:
The potential gain or loss on the fair value of our outstanding commodity contracts, foreign exchange contracts, and cross-currency swap contracts, assuming a hypothetical 10% fluctuation in commodity prices and foreign currency exchange rates, would have been (in millions):

	December 27, 2025	December 28, 2024
Commodity contracts	$86	$81
Foreign currency contracts	240	165
Cross-currency swap contracts	176	71
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Kraft Heinz Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Kraft Heinz Company and its subsidiaries (the "Company") as of December 27, 2025 and December 28, 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 27, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim (Q2) and Annual Goodwill Impairment Assessments for Certain Reporting Units
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s goodwill balance was $22.2 billion as of December 27, 2025, a significant portion of which related to certain reporting units, Elevation; Hydration, Desserts, & Meals (HDM); Western Europe (WE); and Meat, Cheese, Coffee, & Snacks (MCCS). Management tests reporting units for impairment annually as of the first day of the third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. As a result of the interim impairment test performed in the second quarter of 2025, management recognized non-cash goodwill impairment losses of $6.7 billion all of which related to the Taste Elevation, Ready Meals, and Snacking (TMS); Meat & Cheese (MC); Western Europe (WE); Canada and North America Coffee (CNAC); and Away from Home & Kraft Heinz Ingredients (AFH) reporting units. Management utilizes the discounted cash flow method under the income approach to estimate the fair value of reporting units. Management’s cash flow projections included significant assumptions related to net sales, cost of products sold, selling, general, and administrative costs (SG&A), depreciation and amortization, working capital, capital expenditures, income tax rates, discount rates, long-term growth rates, royalty rates, and other market factors.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments in the second quarter of 2025 (for TMS, AFH, WE, MC, and CNAC) and the annual goodwill impairment assessments (for Elevation, HDM, WE, and MCCS) is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to net sales, cost of products sold, SG&A, income tax rate, discount rate, long-term growth rate, and royalty rate, as applicable to the reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the TMS, AFH, WE, MC, and CNAC reporting units on an interim basis and Elevation, HDM, WE, and MCCS on an annual basis. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to net sales, cost of products sold, SG&A, income tax rate, discount rate, long-term growth rate, and royalty rate, as applicable to the reporting unit. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, income tax rates, royalty rates, discount rates, and long-term growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow method and (ii) the reasonableness of the discount rate and long-term growth rate assumptions, as applicable to the reporting unit.
Interim (Q2) and Annual Impairment Assessments for Certain Indefinite-Lived Intangible Assets– Individual Brands
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s indefinite-lived intangible assets balance, which consists primarily of individual brands, was $34.2 billion as of December 27, 2025, a portion of which related to certain brands, Kraft, Velveeta, Oscar Mayer, Lunchables, and Capri Sun. Management tests brands for impairment annually as of the first day of the third quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a brand is less than its carrying amount. Brands are tested for impairment by comparing the estimated fair value of each brand with its carrying amount. If the carrying amount of a brand exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount. As a result of the interim impairment test performed in the second quarter of 2025, management recognized non-cash indefinite-lived intangible asset impairment losses of $2.6 billion, a significant portion of which related to the Kraft, Velveeta and Lunchables brands. As disclosed by management, management utilizes either an excess earnings method or relief from royalty method to estimate the fair value of its brands. Using the excess earnings method, management’s cash flow projections included significant assumptions relating to net sales, cost of products sold, SG&A, contributory asset charges, income tax considerations, long-term growth rates, discount rates, and other market factors. Using the relief from royalty method, management’s cash flow projections included significant assumptions related to net sales, royalty rates, income tax considerations, long-term growth rates, discount rates, and other market factors.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments in the second quarter of 2025 (for Kraft, Velveeta, Oscar Mayer, and Lunchables) and the annual indefinite-lived intangible impairment assessments (for Kraft, Velveeta, Oscar Mayer, Lunchables, and Capri Sun) is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the brands; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) net sales, cost of products sold, SG&A, discount rates, and long-term growth rates, as applicable to the brand, for the excess earnings method and (b) net sales, discount rates, and royalty rates, as applicable to the brand, for the relief from royalty method; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessments, including controls over the valuation of the Kraft, Velveeta, Oscar Mayer, and Lunchables brands on an interim basis and Kraft, Velveeta, Oscar Mayer, Lunchables and Capri Sun brands on an annual basis. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the brands; (ii) evaluating the appropriateness of the excess earnings and relief from royalty methods used by management; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to (a) net sales, cost of products sold, SG&A, discount rates, and long-term growth rates, as applicable to the brand, used for the excess earnings method and (b) net sales, discount rates, and royalty rates, as applicable to the brand, used for the relief from royalty method. Evaluating management’s assumptions related to net sales, cost of products sold, SG&A, discount rates, and long-term growth rates for the excess earnings method and net sales, discount rates, and royalty rates for the relief from royalty method involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s excess earnings and relief from royalty methods and (ii) the reasonableness of the discount rate and long-term growth rate assumptions for the excess earnings method and the reasonableness of the discount rate and royalty rate assumptions for the relief from royalty method.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 12, 2026

We have served as the Company’s or its predecessors' auditor since 1979.

The Kraft Heinz Company
Consolidated Statements of Income
(in millions, except per share data)

	December 27, 2025	December 28, 2024	December 30, 2023
Net sales	$24,942	$25,846	$26,640
Cost of products sold	16,633	16,878	17,714
Gross profit	8,309	8,968	8,926
Selling, general and administrative expenses, excluding impairment losses	3,672	3,616	3,692
Goodwill impairment losses	6,734	1,638	510
Intangible asset impairment losses	2,572	2,031	152
Selling, general and administrative expenses	12,978	7,285	4,354
Operating income/(loss)	(4,669)	1,683	4,572
Interest expense	947	912	912
Other expense/(income)	(171)	(85)	27
Income/(loss) before income taxes	(5,445)	856	3,633
Provision for/(benefit from) income taxes	403	(1,890)	787
Net income/(loss)	(5,848)	2,746	2,846
Net income/(loss) attributable to noncontrolling interest	(2)	2	(9)
Net income/(loss) attributable to common shareholders	$(5,846)	$2,744	$2,855
Per share data applicable to common shareholders:
Basic earnings/(loss)	$(4.93)	$2.27	$2.33
Diluted earnings/(loss)	(4.93)	2.26	2.31
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Comprehensive Income
(in millions)

	December 27, 2025	December 28, 2024	December 30, 2023
Net income/(loss)	$(5,848)	$2,746	$2,846
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	987	(513)	309
Net deferred gains/(losses) on net investment hedges	(313)	121	(119)
Amounts excluded from the effectiveness assessment of net investment hedges	28	38	28
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(30)	(38)	(27)
Net deferred gains/(losses) on cash flow hedges	106	21	3
Amounts excluded from the effectiveness assessment of cash flow hedges	(1)	6	19
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(173)	39	(50)
Amounts excluded from the effectiveness assessment of fair value hedges	26	(23)	—
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(6)	(3)	—
Net actuarial gains/(losses) arising during the period	(81)	35	(70)
Prior service credits/(costs) arising during the period	(3)	(7)	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(6)	(14)	115
Total other comprehensive income/(loss)	534	(338)	208
Total comprehensive income/(loss)	(5,314)	2,408	3,054
Comprehensive income/(loss) attributable to noncontrolling interest	(13)	(25)	(7)
Comprehensive income/(loss) attributable to common shareholders	$(5,301)	$2,433	$3,061
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Balance Sheets
(in millions, except per share data)

	December 27, 2025	December 28, 2024
ASSETS
Cash and cash equivalents	$2,615	$1,334
Trade receivables (net of allowances of $34 at December 27, 2025 and $26 at December 28, 2024)	2,254	2,147
Inventories	3,167	3,376
Prepaid expenses	291	215
Marketable securities	1,060	—
Other current assets	588	583
Assets held for sale	152	—
Total current assets	10,127	7,655
Property, plant and equipment, net	7,318	7,152
Goodwill	22,179	28,673
Intangible assets, net	37,529	40,099
Other non-current assets	4,633	4,708
TOTAL ASSETS	$81,786	$88,287
LIABILITIES AND EQUITY
Current portion of long-term debt	$1,908	$654
Accounts payable	4,308	4,188
Accrued marketing	801	697
Interest payable	298	263
Other current liabilities	1,455	1,451
Liabilities held for sale	8	—
Total current liabilities	8,778	7,253
Long-term debt	19,311	19,215
Deferred income taxes	9,022	9,679
Accrued postemployment costs	131	135
Long-term deferred income	1,321	1,374
Other non-current liabilities	1,434	1,306
TOTAL LIABILITIES	39,997	38,962
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interest	12	6
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,257 shares issued and 1,184 shares outstanding at December 27, 2025; 1,254 shares issued and 1,195 shares outstanding at December 28, 2024)	12	12
Additional paid-in capital	51,287	52,135
Retained earnings/(deficit)	(4,629)	2,171
Accumulated other comprehensive income/(losses)	(2,370)	(2,915)
Treasury stock, at cost (73 shares at December 27, 2025 and 59 shares at December 28, 2024)	(2,636)	(2,218)
Total shareholders' equity	41,664	49,185
Noncontrolling interest	113	134
TOTAL EQUITY	41,777	49,319
TOTAL LIABILITIES AND EQUITY	$81,786	$88,287
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$12	$51,834	$489	$(2,810)	$(847)	$152	$48,830
Net income/(loss) excluding redeemable noncontrolling interest	—	—	2,855	—	—	1	2,856
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	206	—	—	206
Dividends declared-common stock ($1.60 per share)	—	—	(1,977)	—	—	—	(1,977)
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	—	203	—	—	(439)	9	(227)
Balance at December 30, 2023	12	52,037	1,367	(2,604)	(1,286)	162	49,688
Net income/(loss) excluding redeemable noncontrolling interest	—	—	2,744	—	—	2	2,746
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(311)	—	(20)	(331)
Dividends declared-common stock ($1.60 per share)	—	—	(1,940)	—	—	—	(1,940)
Dividends declared-noncontrolling interest ($98.77 per share on January 31, 2024 and $95.03 per share on December 11, 2024)	—	—	—	—	—	(14)	(14)
Repurchase of common stock	—	—	—	—	(939)	—	(939)
Exercise of stock options, issuance of other stock awards, and other	—	98	—	—	7	4	109
Balance at December 28, 2024	12	52,135	2,171	(2,915)	(2,218)	134	49,319
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(5,846)	—	—	(2)	(5,848)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	545	—	(17)	528
Dividends declared-common stock ($1.60 per share)	—	(952)	(954)	—	—	—	(1,906)
Dividends declared-noncontrolling interest ($92.08 per share)	—	—	—	—	—	(6)	(6)
Repurchase of common stock	—	—	—	—	(402)	—	(402)
Exercise of stock options, issuance of other stock awards, and other	—	104	—	—	(16)	4	92
Balance at December 27, 2025	$12	$51,287	$(4,629)	$(2,370)	$(2,636)	$113	$41,777
See accompanying notes to the consolidated financial statements.

The Kraft Heinz Company
Consolidated Statements of Cash Flows
(in millions)

	December 27, 2025	December 28, 2024	December 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(5,848)	$2,746	$2,846
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	968	948	961
Divestiture-related license income	(52)	(54)	(54)
Equity award compensation expense	95	109	141
Deferred income tax provision/(benefit)	(495)	(2,857)	17
Postemployment benefit plan asset transfers/(contributions)	185	161	(22)
Goodwill and intangible asset impairment losses	9,306	3,669	662
Nonmonetary currency devaluation	34	16	28
Loss/(gain) on sale of business	42	81	(4)
Other items, net	(3)	(46)	207
Changes in current assets and liabilities:
Trade receivables	(55)	(139)	18
Inventories	133	(6)	(106)
Accounts payable	(97)	(308)	(295)
Other current assets	(88)	(38)	139
Other current liabilities	337	(98)	(562)
Net cash provided by/(used for) operating activities	4,462	4,184	3,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(801)	(1,024)	(1,013)
Payments to acquire intangible assets	—	(140)	—
Purchases of marketable securities	(1,724)	—	—
Proceeds from sale of marketable securities	686	—	—
Proceeds from sale of business, net of cash disposed and working capital adjustments	9	8	—
Other investing activities, net	(3)	133	97
Net cash provided by/(used for) investing activities	(1,833)	(1,023)	(916)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(678)	(618)	(848)
Proceeds from issuance of long-term debt	1,620	594	657
Proceeds from issuance of commercial paper	—	—	150
Repayments of commercial paper	—	—	(150)
Dividends paid	(1,898)	(1,931)	(1,965)
Repurchases of common stock	(436)	(988)	(455)
Other financing activities, net	141	(65)	(67)
Net cash provided by/(used for) financing activities	(1,251)	(3,008)	(2,678)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	80	(71)	(19)
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	1,458	82	363
Balance at beginning of period	1,486	1,404	1,041
Balance at end of period	$2,944	$1,486	$1,404
CASH PAID DURING THE PERIOD FOR:
Interest	$903	$906	$896
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2025 fiscal year was a 52-week period that ended on December 27, 2025, our 2024 fiscal year was a 52-week period that ended on December 28, 2024, and our 2023 fiscal year was a 52-week period that ended on December 30, 2023.
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
Held for Sale
At December 27, 2025, we classified certain assets and liabilities as held for sale in our consolidated balance sheet, primarily relating to the divestiture of our infant and specialty food business in Italy in our International Developed Markets segment. At December 28, 2024, assets classified as held for sale were insignificant. See Note 5, Acquisitions and Divestitures, for additional information.

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the consolidated balance sheets. At December 27, 2025, we had restricted cash of $164 million recorded in other current assets and restricted cash of $165 million recorded in other non-current assets. At December 28, 2024, we had restricted cash of $31 million recorded in other current assets and restricted cash of $121 million recorded in other non-current assets. The year-over-year increase was due to the conversion of certain assets related to the U.S. postretirement medical plan to cash, partially offset by claim payments for active and retired employees as a result of the conversion. See Note 12, Postemployment Benefits, for additional information. Total cash, cash equivalents, and restricted cash was $2,944 million at December 27, 2025 and $1,486 million at December 28, 2024.
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
Advertising expenses are recorded in selling, general and administrative expenses (“SG&A”). For interim reporting purposes, we charge advertising to operations as a percentage of estimated full year sales activity and marketing costs. We then review and adjust these estimates each quarter based on actual experience and other information. Our definition of advertising expenses includes advertising production costs, in-store advertising costs, agency fees, brand promotions and events, and sponsorships, in addition to costs to obtain advertising in television, radio, print, digital, and social channels. We recorded advertising expenses of $1,073 million in 2025, $1,031 million in 2024, and $1,071 million in 2023. We also incur market research costs, which are recorded in SG&A but are excluded from advertising expenses.
Research and Development Expense:
We expense costs as incurred for product research and development within SG&A. Research and development expenses were approximately $167 million in 2025, $150 million in 2024, and $147 million in 2023.
Stock-Based Compensation:
We recognize compensation costs related to equity awards on a straight-line basis over the vesting period of the award, which is generally three to four years, or on a straight-line basis over the requisite service period for each separately vesting portion of the awards. These costs are primarily recognized within SG&A. We estimate expected forfeitures rather than recognizing forfeitures as they occur in determining our equity award compensation costs. We classify equity award compensation costs primarily within general corporate expenses. See Note 11, Employees’ Stock Incentive Plans, for additional information.

Divestiture-Related License Income:
In 2021, we finalized a transaction with a third party, an affiliate of Groupe Lactalis (“Lactalis”) to sell certain assets in our global cheese business, as well as to license the Kraft, Velveeta and Philadelphia trademarks, for a total consideration of approximately $3.3 billion. Of the $3.3 billion total consideration, approximately $1.6 billion was attributed to the licensing of the Kraft, Velveeta and Philadelphia trademarks based on the estimated fair value of the licensed portion of each brand. The license income related to the perpetual licenses of the Kraft and Velveeta brands are recognized over a period of approximately 30 years. The license income related to the transitional license of the Philadelphia brand was recognized over a period of approximately three years. We recognized license income of approximately $52 million in 2025, and $54 million in 2024 and 2023, which is recorded as a reduction to SG&A. Related to this agreement, we have recorded approximately $1.3 billion in long-term deferred income and $54 million in other current liabilities at December 27, 2025, and $1.4 billion in long-term deferred income and $54 million in other current liabilities at December 28, 2024 on the consolidated balance sheets.
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
Income Taxes:
We recognize income taxes based on amounts refundable or payable for the current year and record deferred tax assets or liabilities for any difference between the financial reporting and tax basis of our assets and liabilities. We also recognize deferred tax assets for temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are included in other non-current assets on the consolidated balance sheets. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods.
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

Property, Plant and Equipment:
Property, plant and equipment are stated at historical cost and depreciated on the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from three years to 20 years and buildings and improvements over periods up to 40 years. Capitalized software costs are included in property, plant and equipment if we have the contractual right to take possession of the software at any time and it is feasible for us to either run the software on our own hardware or contract with a third party to host the software. These costs are amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed 10 years. We review long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Hosted Cloud Computing Arrangement that is a Service Contract:
Deferred implementation costs for hosted cloud computing service arrangements are stated at historical cost and amortized on a straight-line basis over the term of the hosting arrangement that the implementation costs relate to. Deferred implementation costs to be amortized during the next 12 months for these arrangements are included in prepaid expenses and amortized to SG&A. All remaining amounts to be amortized are included in other non-current assets. The corresponding cash flows related to these arrangements will be reported within operating activities. We review the deferred implementation costs for impairment when we believe the deferred costs may no longer be recoverable. Such conditions could include situations where the arrangement is not expected to provide substantive service potential, a significant change occurs in the manner in which the arrangement is used or expected to be used, including early cancellation or termination of the arrangement, or situations where the arrangement has had, or will have, a significant change made to it. In instances where we have concluded that an impairment exists, we accelerate the deferred costs on the consolidated balance sheets for immediate expense recognition in SG&A.
Goodwill and Intangible Assets:
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
Certain leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as insurance and tax payments. Variable lease payments that do not depend on an index or rate are excluded from lease payments in the measurement of the ROU asset and lease liability and are recognized as expenses in the period in which the payment occurs.
Our lease agreements typically do not include significant restrictions or covenants, and residual value guarantees are generally not included within our leases.
See Note 18, Leases, for additional information.
Financial Instruments:
Derivatives and hedging instruments:
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
Derivatives are recorded on our consolidated balance sheets as assets or liabilities at fair value, which fluctuate based on changing market conditions.
Certain derivatives are designated as cash flow hedges or fair value hedges and qualify for hedge accounting treatment, while others are not designated as hedging instruments and are marked to market through net income/(loss). The gains and losses on cash flow hedges are deferred as a component of accumulated other comprehensive income/(losses) and are recognized in net income/(loss) at the time the hedged item affects net income/(loss), in the same line item as the underlying hedged item. The gains/(losses) on fair value hedges are recognized in net income/(loss) at the time the hedged item affects net income/(loss), in the same line item as the underlying hedged item. The excluded component on cash flow hedges and fair value hedges is recognized in net income/(loss) over the life of the hedging relationship in the same income statement line item as the underlying hedged item. We also designate certain derivatives and non-derivatives as net investment hedges to hedge the net assets of certain foreign subsidiaries which are exposed to volatility in foreign currency exchange rates. Changes in the value of these derivatives and remeasurements of our non-derivatives designated as net investment hedges are calculated each period using the spot method, with changes reported in foreign currency translation adjustments within accumulated other comprehensive income/(losses). Such amounts will remain in accumulated other comprehensive income/(losses) until the complete or substantially complete liquidation of our investment in the underlying foreign operations. The excluded component on derivatives designated as net investment hedges is recognized in net income/(loss) within interest expense. The income statement classification of gains and losses related to derivative instruments not designated as hedging instruments is determined based on the underlying intent of the contracts. Cash flows related to the settlement of derivative instruments designated as net investment hedges of foreign operations are classified in the consolidated statements of cash flows within investing activities. All other cash flows related to derivative instruments are classified in the same caption as the cash flows of the related hedged item, which can be within operating, investing, or financing activities.
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

Available-for-sale securities:
We invest in certain marketable fixed-income debt securities that are classified as available-for-sale. Our available-for-sale securities are reported at fair value based on pricing models and quoted market prices adjusted for credit and non-performance risk. Highly liquid investments with maturities of 90 days or less are included in cash and cash equivalents on our consolidated balance sheets. Investments with maturities of greater than 90 days but less than 12 months are presented as marketable securities on our consolidated balance sheets. We did not hold any investments with maturities exceeding 12 months.
Unrealized holding gains/(losses) are deferred into accumulated other comprehensive income/(losses) until the security is settled or sold. We regularly evaluate our available-for-sale debt securities for expected credit and non-credit related losses. In making these assessments, we evaluate, among other things, the financial condition and credit quality of the issuer, as well as our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Credit-related losses are recognized through other expense/(income) in the period incurred, and non-credit related losses are deferred into accumulated other comprehensive income/(losses) until the related securities are sold.
See Note 13, Financial Instruments, for additional information.
Translation of Foreign Currencies:
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Foreign currency translation adjustments arising from the use of differing exchange rates from period to period are included as a component of accumulated other comprehensive income/(losses) on our consolidated balance sheets. Gains and losses from foreign currency transactions are included in net income/(loss) for the period.
Highly Inflationary Accounting:
We apply highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100%. Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our consolidated statements of income, rather than accumulated other comprehensive income/(losses) on our consolidated balance sheets, until such time as the economy is no longer considered highly inflationary. Certain non-monetary assets and liabilities are recorded at the applicable historical exchange rates. We apply highly inflationary accounting to the results of our subsidiaries in Turkey and Venezuela in all years presented, and Egypt in 2025 and 2024. As a result of applying highly inflationary accounting to the results of our subsidiaries in these countries, we recognized nonmonetary currency devaluation losses in other expense/(income) of $34 million as of December 27, 2025, $16 million as of December 28, 2024, and $28 million as of December 30, 2023. The net monetary assets of each of our subsidiaries in Turkey, Venezuela, and Egypt were insignificant at December 27, 2025. Our results of operations in Turkey, Venezuela, and Egypt reflect those of controlled subsidiaries.
Note 3. Previously Announced Separation Transaction
On September 2, 2025, we announced a plan to separate the Company into two independent, publicly traded companies through a tax-free spin-off (the “Separation”). On February 11, 2026, we announced that the Kraft Heinz Board of Directors (the “Board”) has decided to pause work related to the Separation. If completed, the Separation would result in two companies, whose names would be determined at a later date, one of which would focus on Taste Elevation and shelf-stable meals, and the other of which would focus on certain North American staples. If work related to the Separation is resumed, the Separation would be subject to the satisfaction of customary conditions, including final approval by the Board, receipt of favorable tax opinions of our U.S. tax advisors with respect to the tax-free nature of the Separation, and the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission. The timing of the Separation and whether it will be completed is uncertain and we cannot assure that the Separation will be completed on the anticipated timeline or at all or that the terms of the Separation will not change.

We incurred $60 million of separation costs for the year ended December 27, 2025, primarily related to consulting, advisory and employee-related costs. These costs were recognized in SG&A on our consolidated statements of income.

Note 4. New Accounting Standards
Accounting Standards Adopted in the Current Year
Income Taxes (Topic 740) – Improvements to Income Tax Disclosures:
In December 2023, the FASB issued ASU 2023-09 to improve income tax disclosure requirements under ASC 740, Income Taxes. The guidance requires entities to provide separate information about a reporting entity’s effective tax rate reconciliation and about income taxes paid. We adopted this ASU in the fourth quarter of 2025 and added the required disclosures on a prospective basis in Note 10, Income Taxes. There was no other impact to our financial statement disclosures as a result of adopting this ASU.
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
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):
In September 2025, the FASB issued ASU 2025-06 to provide clarification and improvements to the accounting for internal-use software costs under ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The guidance includes amendments related to capitalization of implementation costs, subsequent measurement, and related presentation and disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures.
Note 5. Acquisitions and Divestitures
Divestitures
Italy Infant Transaction:
On July 9, 2025, we entered into a definitive agreement with a third party, NewPrinces S.p.A., to sell our infant and specialty food business in Italy, within our International Developed Markets segment (the “Italy Infant Transaction”). The net assets to be transferred in the Italy Infant Transaction include, among other things, our intellectual property rights to the Plasmon and Nipiol brands and one manufacturing facility in Italy (collectively, the “Italy Infant Disposal Group”).
In the third quarter of 2025, we determined that the Italy Infant Disposal Group met the held for sale criteria. Accordingly, we have presented the assets and liabilities of the Italy Infant Disposal Group as held for sale on the consolidated balance sheet at December 27, 2025. As of July 9, 2025, the date the Italy Infant Disposal Group was determined to be held for sale, we tested the individual assets included within the Italy Infant Disposal Group for impairment. We determined that the net assets of the Italy Infant Disposal Group had an aggregate carrying amount above their estimated fair value less cost to sell, and that the goodwill within the Italy Infant Disposal Group was fully impaired. Accordingly, we recorded a non-cash goodwill impairment loss of $40 million, which was recognized in SG&A, for the year ended December 27, 2025. Further, we recorded an estimated pre-tax loss on sale of business of $47 million for the year ended December 27, 2025, which was recognized in other expense/(income) on our consolidated statement of income.
On December 31, 2025, in the first quarter of our fiscal year 2026, we closed the Italy Infant Transaction for total cash consideration of approximately $146 million.
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
Deal Costs:
We incurred insignificant deal costs in 2025, 2024, and 2023. We recognized these deal costs in SG&A.
Note 6. Restructuring Activities
As part of our restructuring activities, we incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs and other exit costs. Severance and employee benefit costs primarily relate to cash severance, non-cash severance, and pension and other termination benefits. Other exit costs primarily relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other restructuring costs. Asset-related costs primarily relate to accelerated depreciation and asset impairment charges. Other restructuring costs primarily relate to professional fees, asset relocation costs, costs to exit facilities, and costs associated with restructuring benefit plans.
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
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. We eliminated approximately 600 positions in 2025. As of December 27, 2025, we expect to eliminate approximately 60 additional positions in 2026, primarily outside of the United States and Canada. In 2025, restructuring activities resulted in net expenses of $21 million and included a net expense of $14 million of other restructuring costs, a net expense of $9 million of severance and employee benefit costs, a net benefit of $3 million of other exit costs, and a net expense of $1 million of asset-related costs. Restructuring activities resulted in expenses of $20 million in 2024 and $225 million in 2023.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 28, 2024	$29	$11	$40
Charges/(credits)	9	(3)	6
Cash payments	(29)	(6)	(35)
Balance at December 27, 2025	$9	$2	$11
We expect the liability for severance and employee benefit costs as of December 27, 2025 to be paid by the third quarter of 2026. The liability for other exit costs relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease term, which expires in 2031.

Total Expenses/(Income):
Total expense/(income) related to restructuring activities by income statement caption, were (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Severance and employee benefit costs - Cost of products sold	$—	$2	$9
Severance and employee benefit costs - SG&A	9	19	9
Severance and employee benefit costs - Other expense/(income)	—	—	3
Asset-related costs - Cost of products sold	1	—	42
Asset-related costs - SG&A	—	1	(1)
Other costs - Cost of products sold	—	6	6
Other costs - SG&A	3	(1)	(5)
Other costs - Other expense/(income)	8	(7)	162
	$21	$20	$225
We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 21, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
North America	$15	$4	$15
International Developed Markets	5	(2)	166
Emerging Markets(a)	(6)	9	50
General corporate expenses	7	9	(6)
	$21	$20	$225
(a)    Emerging Markets represents the aggregation of our WEEM and AEM operating segments.
Note 7. Inventories
Inventories consisted of the following (in millions):

	December 27, 2025	December 28, 2024
Packaging and ingredients	$870	$950
Spare parts	264	245
Work in process	278	310
Finished products	1,755	1,871
Inventories	$3,167	$3,376
At December 27, 2025, inventories excluded amounts classified as held for sale. See Note 5, Acquisitions and Divestitures, for additional information.
Note 8. Property, Plant and Equipment
Property, plant and equipment, net consisted of the following (in millions):

	December 27, 2025	December 28, 2024
Land	$188	$193
Buildings and improvements	3,106	2,846
Equipment, software and other	8,519	7,689
Construction in progress	822	1,161
	12,635	11,889
Accumulated depreciation	(5,317)	(4,737)
Property, plant and equipment, net	$7,318	$7,152
At December 27, 2025, property, plant and equipment, net, excluded amounts classified as held for sale. Depreciation expense was $722 million in 2025, $696 million in 2024, and $710 million in 2023.

Note 9. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International Developed Markets	Emerging Markets	Total
Balance at December 30, 2023	$27,248	$2,687	$524	$30,459
Impairment losses	(959)	(495)	(184)	(1,638)
Translation adjustments and other	(57)	(58)	(33)	(148)
Balance at December 28, 2024	$26,232	$2,134	$307	$28,673
Impairment losses	(5,875)	(859)	—	(6,734)
Translation adjustments and other	35	195	10	240
Balance at December 27, 2025	$20,392	$1,470	$317	$22,179
In 2025, we recorded non-cash goodwill impairment losses of $5.9 billion within our North America segment, $859 million within our International Developed Markets segment, and no impairment losses were recorded within Emerging Markets. These impairments were primarily related to an interim impairment test performed in the second quarter of 2025 resulting from the triggering event discussed below, and $40 million of impairment losses within our International Developed Markets segment related to goodwill attributable to the Italy Infant Disposal Group, which was determined to be fully impaired. The remaining impacts to goodwill in 2025 were related to translation adjustments. See Note 5. Acquisitions and Divestitures, for additional information related to the Italy Infant Transaction and its financial statement impact.
In 2024, we recorded non-cash goodwill impairment losses of $959 million within our North America segment, $495 million within our International Developed Markets segment, and $184 million within Emerging Markets as a result of our 2024 goodwill impairment testing discussed below. The remaining impact to goodwill in 2024 primarily related to translation adjustments.
2025 Goodwill Impairment Testing
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
As a result of our Q2 Impairment Test, we recognized non-cash goodwill impairment losses of $6.7 billion in SG&A in the second quarter of 2025, of which $3.1 billion related to our Taste Elevation, Ready Meals and Snacking (“TMS”) reporting unit, $1.6 billion related to our Meat & Cheese (“MC”) reporting unit, $805 million related to our Canada and North America Coffee (“CNAC”) reporting unit, and $400 million related to our Away from Home & Kraft Heinz Ingredients (“AFH”) reporting unit within our North America segment, as well as $819 million related to our WE reporting unit within our International Developed Markets segment.
The impairments of our TMS, AFH, WE, MC, and CNAC reporting units were primarily due to the market’s perceived risk of our ability to achieve our future cash flow projections, due, in part, to uncertainty in the macroeconomic environment in which we operate. The impairment of our MC reporting unit was also partially driven by a reduction of future long-term growth assumptions.
Q3 2025 Goodwill Impairment Testing
As of the first day of the third quarter of 2025, certain organizational changes occurred that resulted in a change to the reporting unit composition within our North America segment. Our six North America reporting units — TMS, Hydration & Desserts (“HD”), MC, AFH, CNAC, and Other North America — were reorganized into five reporting units: Elevation; Hydration, Desserts, & Meals (“HDM”); Meat, Cheese, Coffee, & Snacks (“MCCS”); Canada; and Other North America.
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
As of December 27, 2025, we maintain 10 reporting units globally, six of which comprise our goodwill balance. These six reporting units had an aggregate goodwill carrying amount of $22.2 billion at December 27, 2025.
Accumulated impairment losses to goodwill were $20.2 billion as of December 27, 2025 and $13.5 billion at December 28, 2024.

2024 Goodwill Impairment Testing
On March 31, 2024, which was the first day of our second quarter of 2024, certain organizational changes occurred that impacted our reporting unit composition within our North America segment (the “Q2 North America reorganization”). Two of our North America reporting units — Taste, Meals, and Away From Home (“TMA”), and Fresh, Beverages, and Desserts (“FBD”) — were reorganized into the four reporting units: TMS, HD, MC, and AFH. The CNAC and Other North America reporting units were not impacted by this reorganization.
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
We performed our 2024 annual impairment test as of June 30, 2024, which was the first day of our third quarter of 2024. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2024 annual impairment test, we recognized non-cash goodwill impairment losses in SG&A of approximately $495 million related to our Continental Europe reporting unit within our International Developed Markets segment, $184 million related to our Latin America (“LATAM”) reporting unit within Emerging Markets, and $105 million related to our AFH reporting unit within our North America segment. The impairment of our Continental Europe reporting unit was primarily driven by a reduction of future year profitability assumptions from prior estimates in non-core categories and the Just Spices business, as well as higher intercompany royalty expenses resulting from a change in our product mix. The impairment of our LATAM reporting unit was primarily driven by a reduction of future year profitability assumptions from prior estimates and negative macroeconomic factors, including weakening of the foreign currency exchange rate of the Brazilian real relative to the U.S. dollar.

2023 Goodwill Impairment Testing
We performed our 2023 annual impairment test as of July 2, 2023, which was the first day of our third quarter of 2023. In performing this test, we incorporated information that was known through the date of filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2023. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2023 annual impairment test, we recognized a non-cash goodwill impairment loss of approximately $510 million in SG&A, which included a $452 million impairment loss in our CNAC reporting unit within our North America segment and a $58 million impairment loss in our Continental Europe reporting unit within our International Developed Markets segment. These impairments were primarily driven by an increase in the discount rate, which was impacted by higher interest rates, a decline in market capitalization, and other market inputs.
Additional Goodwill Considerations
Our reporting units that were impaired in 2025, 2024, and 2023 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Following the 2025 annual impairment test, our Elevation, HDM, Western Europe, MCCS, and Canada reporting units had less than 5% fair value over carrying amount with an aggregate goodwill carrying amount of $21.9 billion. Our Asia reporting unit had less than 20% fair value over carrying amount with an aggregate goodwill carrying amount of $314 million as of the 2025 annual impairment test date. Accordingly, these reporting units have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, long-term growth rates, royalty rates, and other market factors. As part of our 2025 annual impairment test as of June 29, 2025, we used discount rates ranging from 7.3% to 14.8% and long-term growth rates ranging from 0.0% to 4.0%. If current expectations of future growth rates and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future goodwill impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 30, 2023	$38,502
Impairment losses	(1,903)
Translation adjustments and other	(143)
Balance at December 28, 2024	$36,456
Impairment losses	(2,561)
Translation adjustments and other	270
Balance at December 27, 2025	$34,165
2025 Indefinite-Lived Intangible Asset Impairment Testing
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $34.2 billion at December 27, 2025.

Q2 2025 Indefinite-Lived Intangible Asset Impairment Testing
During the second quarter of 2025, we concluded that the sustained decline in our share price and market capitalization was a triggering event requiring an interim indefinite-lived intangible asset impairment assessment for our brands. As part of the Q2 Impairment Test, we utilized the multi-period excess earnings and relief from royalty methods under the income approach to estimate the fair value of our indefinite-lived intangible assets.
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
Q3 2025 Indefinite-Lived Intangible Asset Impairment Testing
We performed our 2025 annual impairment test as of June 29, 2025, which was the first day of our third quarter of 2025. As part of the annual impairment test, we utilized the multi-period excess earnings and relief from royalty methods under the income approach to estimate the fair value of our indefinite-lived intangible assets. As a result of our 2025 annual impairment test, we concluded that the fair value of these brands exceeded their carrying amounts and no impairment was recorded.
2024 Indefinite-Lived Intangible Asset Impairment Testing
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
Additional Indefinite-Lived Intangible Asset Considerations
Our brands that were impaired in 2025, 2024, and 2023 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. As of the 2025 annual impairment test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $15.0 billion, brands with 20%-50% fair value over carrying amount had an aggregate carrying amount of $17.0 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $2.2 billion.

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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows, income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. As part of our 2025 annual impairment test as of June 29, 2025, we used discount rates ranging from 8.5% to 12.3%, long-term growth rates ranging from 0.0% to 4.0%, and royalty rates ranging from 5.0% to 20.0%. If current expectations of future growth rates, royalty rates, and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future intangible asset impairments.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	December 27, 2025			December 28, 2024
	Gross	Accumulated Amortization	Net(a)	Gross	Accumulated Amortization	Net
Trademarks	$2,369	$(1,016)	$1,353	$2,392	$(893)	$1,499
Customer-related assets	3,704	(1,700)	2,004	3,665	(1,530)	2,135
Other	11	(4)	7	13	(4)	9
	$6,084	$(2,720)	$3,364	$6,070	$(2,427)	$3,643
(a)    At December 27, 2025, definite-lived intangible assets excluded amounts classified as held for sale due to the Italy Infant Transaction. See Note 5, Acquisitions and Divestitures, for additional information on amounts held for sale.
2025 Changes in Definite-Lived Assets
Amortization expense for definite-lived intangible assets was $246 million in 2025, $252 million in 2024, and $251 million in 2023. Aside from amortization expense, the change in definite-lived intangible assets from December 28, 2024 to December 27, 2025 primarily related to amounts reclassified to assets held for sale, the impact of foreign currency, and non-cash intangible asset impairment losses of $11 million recognized in the second quarter of 2025 related to two definite-lived intangible assets within our International Developed Markets segment.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $240 million in 2026 and for the following four years from 2027 through 2030.
2024 Changes in Definite-Lived Assets
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

Note 10. Income Taxes
Provision for/(Benefit from) Income Taxes:
Income/(loss) before income taxes and the provision for/(benefit from) income taxes, consisted of the following (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Income/(loss) before income taxes:
United States	$(5,844)	$(165)	$2,324
Non-U.S.	399	1,021	1,309
Total	$(5,445)	$856	$3,633

Provision for/(benefit from) income taxes:
Current:
U.S. federal	$459	$627	$449
U.S. state and local	75	56	88
Non-U.S.	364	284	233
	898	967	770
Deferred:
U.S. federal	(502)	(417)	30
U.S. state and local	(85)	(79)	11
Non-U.S.	92	(2,361)	(24)
	(495)	(2,857)	17
Total provision for/(benefit from) income taxes	$403	$(1,890)	$787
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
As part of our planning for the changes in the international tax environment, as well as to achieve greater operational synergies, we have enacted changes to our corporate entity structure which included a transfer of, and resulted in the movement of, certain business operations to a wholly-owned subsidiary in the Netherlands resulting in a tax benefit of $3.0 billion recorded as a non-U.S. deferred tax asset in December 2024. The deferred tax asset was recognized as a result of the book and tax basis difference on the business transferred to the Netherlands subsidiary with the tax basis determined by reference to the fair value of the business. The determination of the estimated fair value of the transferred business is complex and requires the exercise of substantial judgment due to the use of subjective assumptions in the valuation method used by management. The associated valuation allowance based on our latest assessment of the total tax benefit that is more likely than not to be realized was $0.7 billion as of December 27, 2025 and $0.6 billion as of December 28, 2024, and related to uncertainty in the Pillar Two legislative interpretation. The recognition of our future tax benefits associated with this transaction is dependent upon the acceptance of the business valuation and tax basis step-up by the associated taxing authorities.
We record tax expense/(benefits) related to the exercise of stock options and other equity instruments within our tax provision. Accordingly, we recognized an insignificant tax expense in our consolidated statements of income in 2025, 2024, and 2023 related to the exercise of stock options and other equity instruments.

Effective Tax Rate:
The effective tax rate on income/(loss) before income taxes for the years ended December 27, 2025 differed from the U.S. federal statutory tax rate for the following reasons:

	December 27, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(1,143)	21.0%
State and local income taxes, net of federal (national) income tax expense(a)	(23)	0.4%
Effects of cross-border tax laws	52	(1.0)%
Nontaxable or nondeductible items
Goodwill impairment	1,105	(20.3)%
Other	17	(0.3)%
Other	(22)	0.5%
Foreign tax effects
Canada
Goodwill impairment	90	(1.7)%
Other	49	(0.9)%
United Kingdom
Goodwill impairment	134	(2.5)%
Other	(13)	0.2%
Other foreign jurisdictions	57	(1.0)%
Changes in unrecognized tax benefits	100	(1.8)%
Effective tax rate	$403	(7.4)%
(a)    State taxes in Louisiana made up the majority (greater than 50%) of the tax effect in this category.
The effective tax rate on income/(loss) before income taxes for the years ended December 28, 2024 and December 30, 2023 differed from the U.S. federal statutory tax rate for the following reasons:

	December 28, 2024	December 30, 2023
U.S. federal statutory tax rate	21.0%	21.0%
Tax on income of non-U.S. subsidiaries	(32.1)%	(6.6)%
U.S. state and local income taxes, net of federal tax benefit	0.2%	1.8%
Audit settlements and changes in uncertain tax positions	3.1%	0.3%
Global intangible low-taxed income	4.7%	1.4%
Goodwill impairment	41.3%	3.6%
Deferred tax adjustments	(347.8)%	0.1%
Movement of valuation allowances	88.3%	0.1%
Deferred tax effect of tax law changes	(4.8)%	0.1%
Repatriation costs	3.2%	—%
Foreign income inclusion	1.9%	0.5%
Research and development credits	(1.1)%	(0.3)%
Change in prior year estimates	(1.8)%	(0.7)%
Equity awards	1.2%	0.1%
Other	2.2%	0.3%
Effective tax rate	(220.5)%	21.7%
The provision for income taxes consists of provisions for federal, state, and non-U.S. income taxes. We operate in an international environment; accordingly, the consolidated effective tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. Additionally, the calculation of the percentage point impact of goodwill impairment and other items on the effective tax rate shown in the table above are affected by income/(loss) before income taxes. The percentage point impacts on the effective tax rates fluctuate due to income/(loss) before income taxes, which included goodwill impairment losses in all years presented in the table. Fluctuations in the amount of income generated across locations around the world could impact comparability of reconciling items between periods. Additionally, small movements in tax rates due to a change in tax law or a change in tax rates that causes us to revalue our deferred tax balances produces volatility in our effective tax rate.

Our 2025 effective tax rate was an expense of 7.4% on pre-tax loss. Our effective tax rate was unfavorably impacted by non-deductible goodwill impairments.
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
The 2025 and 2024 year-over-year increase in the effective tax rate was due primarily to higher non-deductible goodwill impairments in the current year and recognizing a non-U.S. deferred tax asset as a result of the movement of certain business operations to a wholly-owned subsidiary in the Netherlands offset by establishing valuation allowances on certain non-U.S. deferred tax assets in the prior year.
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
Deferred Income Tax Assets and Liabilities:
The tax effects of temporary differences and carryforwards that gave rise to deferred income tax assets and liabilities consisted of the following (in millions):

	December 27, 2025	December 28, 2024
Deferred income tax liabilities:
Intangible assets	$8,697	$9,310
Property, plant and equipment, net	768	673
Right-of-use assets	101	104
Other	344	400
Deferred income tax liabilities	9,910	10,487
Deferred income tax assets:
Intangible assets	(3,171)	(2,959)
Deferred income	(317)	(328)
Loss carryforwards	(317)	(277)
Lease liabilities	(109)	(114)
Other	(545)	(441)
Deferred income tax assets	(4,459)	(4,119)
Valuation allowance	932	851
Net deferred income tax liabilities	$6,383	$7,219
The decrease in net deferred income tax liabilities from December 28, 2024 to December 27, 2025 was primarily driven by a reduction of $625 million due to the impairment of intangible assets.
As of December 27, 2025, non-U.S. operating loss carryforwards totaled $956 million. Of that amount, $52 million expire between 2026 and 2037; the other $904 million do not expire. We have recorded $274 million of deferred tax assets related to these non-U.S. operating loss carryforwards. Deferred tax assets of $26 million have been recorded for U.S. state and local operating loss carryforwards. These losses expire between 2026 and 2042. As of December 27, 2025, tax credit carryforwards totaled $25 million, which primarily include state tax credits of $11 million, and $14 million in other tax credits.

Uncertain Tax Positions:
As of December 27, 2025, our unrecognized tax benefits for uncertain tax positions were $480 million. If we had recognized all of these benefits, the impact on our effective tax rate would have been $455 million. Our unrecognized tax benefits for uncertain tax positions are included in income taxes payable and other non-current liabilities on our consolidated balance sheets.
The changes in our unrecognized tax benefits were (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Balance at the beginning of the period	$400	$443	$455
Increases for tax positions of prior years	21	27	46
Decreases for tax positions of prior years	(16)	(14)	(5)
Increases based on tax positions related to the current year	97	45	67
Decreases due to settlements with taxing authorities	(6)	(84)	(28)
Decreases due to lapse of statute of limitations	(16)	(17)	(92)
Balance at the end of the period	$480	$400	$443
Our unrecognized tax benefits increased during 2025 mainly as a result of a net increase for tax positions related to the current and prior years in the U.S. and certain state and non-U.S. jurisdictions, which were partially offset by decreases related to audit settlements with certain state and non-U.S. taxing authorities and statute of limitations expirations.
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
We include interest and penalties related to uncertain tax positions in our tax provision. Our provision for income taxes included a $26 million expense in 2025, a $19 million benefit in 2024, and a $1 million expense in 2023 related to interest and penalties. Accrued interest and penalties were $109 million as of December 27, 2025 and $83 million as of December 28, 2024.
Cash Paid for Income Taxes:
Income taxes paid in cash were as follows (in millions):

December 27, 2025
Federal	$419
State	57
Foreign	245
Total	$721
We paid income taxes, net of refunds, of $721 million in 2025, $967 million in 2024, and $932 million in 2023.
The following jurisdictions each accounted for more than 5% of total income taxes paid, net of refunds (in millions):

December 27, 2025
Foreign
Canada	$39
Netherlands	78
United Kingdom	53
Other Income Tax Matters:
Tax Examinations:
We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2018 through 2022. In 2023, we received two Notices of Proposed Adjustment (the “NOPAs”) relating to transfer pricing with our foreign subsidiaries for the years 2018 and 2019. The NOPAs propose an increase to our U.S. taxable income that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2018 and approximately $210 million for 2019, excluding interest, and assert penalties of approximately $85 million for each of 2018 and 2019. In the third quarter of 2025, we received a NOPA for the years 2020 through 2022 that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2020, $210 million for 2021, and $200 million for 2022, excluding interest and penalties for each year. In the fourth quarter of 2025, we received a NOPA asserting penalties of approximately $85 million for each of the years of 2020, 2021, and 2022. We strongly disagree with the IRS’s positions, believe that our tax positions are well documented and properly supported, and intend to vigorously contest the positions taken by the IRS and pursue all available administrative and judicial remedies. Therefore, we have not recorded any reserves related to this issue. We continue to maintain the same operating model and transfer pricing methodology with our foreign subsidiaries that was in place for the years 2018 through 2022. We believe our income tax reserves are appropriate for all open tax years and that final adjudication of this matter will not have a material impact on our results of operations and cash flows. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and/or potential penalties, our results of operations and cash flows could be materially affected.
In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Brazil, Canada, Italy, the Netherlands, the United Kingdom, and the United States. As of December 27, 2025, we have substantially concluded all national income tax matters through 2022 for the United Kingdom, through 2019 for the Netherlands and for Italy, with the exception of 2015 for Italy which is under litigation, through 2017 for the United States and Canada, and through 2011 for Brazil, with the exception of 2007 and 2008 which are under litigation. We have concluded all U.S. state income tax matters through 2010.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. The OBBBA includes changes to U.S. tax law that was applicable to the Company beginning in 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research and development expenditures. The OBBBA did not have a significant impact on our total tax provision as of December 27, 2025, and we do not expect the elective provisions of the law to have a material impact on our future effective tax rate. Further, certain provisions of the OBBBA impact the timing of cash tax payments, which resulted in a reduction of our cash tax payments in 2025, and is expected to reduce cash tax payments in 2026; however we do not expect these provisions to have a material impact on our cash flows in future periods.
Cash Held by International Subsidiaries:
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2025 accumulated earnings of certain international subsidiaries is approximately $65 million. Our undistributed historic earnings in foreign subsidiaries through December 31, 2017 are currently not considered to be indefinitely reinvested. Our deferred tax liability associated with these undistributed historical earnings was insignificant at December 27, 2025 and December 28, 2024, and relates to local withholding taxes that would be owed when this cash is distributed.
Note 11. Employees’ Stock Incentive Plans
We grant equity awards, including stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”), to select employees to provide long-term performance incentives to our employees.
Stock Plans
We had activity related to equity awards from the following plans in 2025, 2024, and 2023:
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
Stock Options
We use the Black-Scholes model to estimate the fair value of stock option grants. Our weighted average Black-Scholes fair value assumptions were:

	December 27, 2025	December 28, 2024	December 30, 2023
Risk-free interest rate	4.00%	4.09%	4.08%
Expected term	5.8 years	6.5 years	6.5 years
Expected volatility	25.8%	25.0%	26.7%
Expected dividend yield	5.3%	4.3%	4.0%
Weighted average grant date fair value per share	$4.90	$6.46	$8.00

The risk-free interest rate represented the constant maturity U.S. Treasury rate in effect at the grant date, with a remaining term equal to the expected term of the options. The expected term is the period over which our employees are expected to hold their options and is derived using historical data. We estimated volatility using a blended volatility approach of term-matched historical volatility from our daily stock prices and weighted average implied volatility. We estimated the expected dividend yield using the quarterly dividend divided by the three-month average stock price, annualized and continuously compounded.

Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Term
Outstanding at December 28, 2024	6,720,421	$46.44
Granted	936,208	30.71
Forfeited	(2,096,791)	50.51
Exercised	(39,355)	25.41
Outstanding at December 27, 2025	5,520,483	42.37	$—	5 years
Exercisable at December 27, 2025	3,474,156	47.25	—	3 years
The aggregate intrinsic value of stock options exercised during the period was insignificant in 2025 and 2024, and $11 million in 2023.
Cash received from options exercised was insignificant in 2025 and 2024, and $43 million in 2023. The tax benefit realized from stock options exercised were insignificant in 2025, 2024, and 2023.
Our unvested stock options and related information was:

	Number of Stock Options	Weighted Average Grant Date Fair Value (per share)
Unvested options at December 28, 2024	1,964,129	$7.01
Granted	936,208	4.90
Forfeited	(180,654)	7.14
Vested	(673,356)	6.50
Unvested options at December 27, 2025	2,046,327	6.20
Restricted Stock Units
RSUs represent a right to receive one share or the value of one share upon the terms and conditions set forth in the applicable plan and award agreement.
All outstanding RSUs are dividend eligible. We used the stock price on the grant date to estimate the fair value of our RSUs. The grant date fair value of RSUs is amortized to expense over the vesting period.
The weighted average grant date fair value per share of our RSUs granted during the year was $30.81 in 2025, $35.39 in 2024, and $38.24 in 2023.
Our RSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2024	6,705,507	$37.31
Granted	2,917,867	30.81
Forfeited	(960,191)	34.70
Vested	(2,051,539)	38.28
Outstanding at December 27, 2025	6,611,644	34.52
The aggregate fair value of RSUs that vested during the period was $62 million in 2025, $119 million in 2024, and $134 million in 2023.
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
The weighted average grant date fair value per share of our PSUs granted during the year was $30.48 in 2025, $29.14 in 2024, and $33.33 in 2023. Our expected dividend yield was 5.28% in 2025, 4.33% in 2024, and 3.95% in 2023. For our PSUs that are tied to market-based conditions, our expected volatility was 21.26% in 2025 and 21.28% in 2024 and 24.48% in 2023.
Our PSU activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 28, 2024	5,389,930	$31.77
Granted	3,188,751	30.48
Forfeited(a)	(2,482,016)	31.89
Vested	(636,428)	34.47
Outstanding at December 27, 2025	5,460,237	30.64
(a)    Includes PSUs forfeited due to employee terminations and performance conditions that were not satisfied.
The aggregate fair value of PSUs that vested during the period was $20 million in 2025, $40 million in 2024, and $33 million in 2023.
Total Equity Awards
Equity award compensation cost and the related tax benefit was (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Pre-tax compensation cost	$95	$109	$141
Related tax benefit	(18)	(24)	(32)
After-tax compensation cost	$77	$85	$109
Unrecognized compensation cost related to unvested equity awards was $150 million at December 27, 2025 and is expected to be recognized over a weighted average period of 2 years.
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

Pension Plans
Obligations and Funded Status:
The projected benefit obligations, fair value of plan assets, and funded status of our pension plans were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Benefit obligation at beginning of year	$2,461	$2,681	$1,065	$1,210
Service cost	1	1	6	7
Interest cost	121	135	58	55
Benefits paid	(148)	(212)	(83)	(77)
Actuarial losses/(gains)(a)	188	(144)	(28)	(124)
Plan amendments	—	—	4	13
Currency	—	—	72	(19)
Settlements(b)	(309)	—	—	—
Special/contractual termination benefits	—	—	1	—
Other	—	—	12	—
Benefit obligation at end of year	2,314	2,461	1,107	1,065
Fair value of plan assets at beginning of year	2,973	3,139	1,368	1,528
Actual return on plan assets	244	46	78	(43)
Employer contributions	—	—	5	(22)
Benefits paid	(148)	(212)	(83)	(77)
Currency	—	—	98	(18)
Settlements(b)	(309)	—	—	—
Fair value of plan assets at end of year	2,760	2,973	1,466	1,368
Net pension liability/(asset) recognized at end of year	$(446)	$(512)	$(359)	$(303)
(a)    Actuarial losses/(gains) were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(b)    Settlements represent lump sum payments of $309 million in 2025.
The accumulated benefit obligation, which represents benefits earned to the measurement date, was $2.3 billion at December 27, 2025 and $2.5 billion at December 28, 2024 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $1.1 billion at December 27, 2025 and $1.0 billion at December 28, 2024.
The combined U.S. and non-U.S. pension plans resulted in net pension assets of $805 million at December 27, 2025 and $815 million at December 28, 2024. We recognized these amounts on our consolidated balance sheets as follows (in millions):

	December 27, 2025	December 28, 2024
Other non-current assets	$871	$878
Other current liabilities	(4)	(5)
Accrued postemployment costs	(62)	(58)
Net pension asset/(liability) recognized	$805	$815
For certain of our U.S. and non-U.S. plans that were underfunded based on accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Projected benefit obligation	$—	$—	$81	$81
Accumulated benefit obligation	—	—	76	75
Fair value of plan assets	—	—	15	17
Our U.S. plans were overfunded based on plan assets in excess of accumulated benefit obligations as of December 27, 2025 and December 28, 2024.

For certain of our U.S. and non-U.S. plans that were underfunded based on projected benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and the fair value of plan assets were (in millions):

	U.S. Plans		Non-U.S. Plans
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Projected benefit obligation	$—	$—	$81	$94
Accumulated benefit obligation	—	—	76	88
Fair value of plan assets	—	—	15	31
Our U.S. plans were overfunded based on plan assets in excess of projected benefit obligations as of December 27, 2025 and December 28, 2024.
We used the following weighted average assumptions to determine our projected benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Discount rate	5.0%	5.8%	5.4%	5.5%
Rate of compensation increase	4.0%	4.0%	3.5%	3.7%
Discount rates for our U.S. and non-U.S. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans.
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	U.S. Plans			Non-U.S. Plans
	December 27, 2025	December 28, 2024	December 30, 2023	December 27, 2025	December 28, 2024	December 30, 2023
Service cost	$1	$1	$2	$6	$7	$7
Interest cost	121	135	142	58	55	65
Expected return on plan assets	(186)	(197)	(196)	(88)	(84)	(88)
Amortization of prior service costs/(credits)	1	1	—	2	1	1
Amortization of unrecognized losses/(gains)	—	—	—	14	13	13
Settlements	11	—	—	—	—	146
Special/contractual termination benefits	—	—	—	1	(1)	2
Other	—	—	—	12	(7)	16
Net pension cost/(benefit)	$(52)	$(60)	$(52)	$5	$(16)	$162
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our consolidated statements of income. In 2023, we recognized settlement charges of $146 million and other related costs of $16 million related to the settlement of one of our U.K. defined benefit pension plans, which resulted in pre-tax losses of $162 million within other expense/(income).
We used the following weighted average assumptions to determine our net pension costs for the years ended:

	U.S. Plans			Non-U.S. Plans
	December 27, 2025	December 28, 2024	December 30, 2023	December 27, 2025	December 28, 2024	December 30, 2023
Discount rate - Service cost	5.9%	5.4%	5.7%	5.9%	5.1%	5.3%
Discount rate - Interest cost	5.3%	5.2%	5.5%	5.3%	4.7%	5.0%
Expected rate of return on plan assets	6.8%	6.6%	6.6%	6.3%	5.7%	5.1%
Rate of compensation increase	4.0%	4.0%	4.0%	3.7%	3.6%	3.8%
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

Plan Assets:
The underlying basis of the investment strategy of our defined benefit plans is to ensure that pension funds are available to meet the plans’ benefit obligations when they are due. Our investment objectives include: investing plan assets in a high-quality, diversified manner in order to maintain the security of the funds; achieving an optimal return on plan assets within specified risk tolerances; and investing according to local regulations and requirements specific to each country in which a defined benefit plan operates. The investment strategy expects equity investments to yield a higher return over the long term than fixed-income securities, while fixed-income securities are expected to provide certain matching characteristics to the plans’ benefit payment cash flow requirements. Our investment policy specifies the type of investment vehicles appropriate for the applicable plan, asset allocation guidelines, criteria for the selection of investment managers, and procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling the applicable plan fiduciaries to fulfill their responsibilities.
Our weighted average asset allocations were:

	U.S. Plans		Non-U.S. Plans
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Fixed-income securities	51%	71%	55%	73%
Equity securities	11%	10%	3%	13%
Alternative investments, including real assets and other fixed income	19%	18%	1%	9%
Cash and cash equivalents	19%	1%	40%	4%
Certain insurance contracts	—%	—%	1%	1%
Total	100%	100%	100%	100%
Our pension investment strategy for the U.S. plans is designed to align our pension assets with our projected benefit obligation to reduce volatility. We target an investment of approximately 68% of our U.S. plans assets in fixed-income securities, approximately 18% in alternatives, primarily real assets and diversified credit, and approximately 14% in return-seeking assets, primarily equity securities.
For pension plans outside the United States, our investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. In aggregate, the long-term asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 95% in cash and cash equivalents, fixed-income securities, and alternatives, primarily multi-asset credit, approximately 3% in return-seeking assets, primarily equity securities, and approximately 2% in certain insurance contracts.
Our weighted average pension asset allocations for our U.S. plans deviate from our target allocations due to a rebalancing of our plan asset portfolio, which was in process as of December 27, 2025. We expect our pension asset allocations to more closely align to our pension investment target once those activities are completed.
The fair value of pension plan assets at December 27, 2025 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$917	$495	$422	$—
Corporate bonds and other fixed-income securities	493	—	493	—
Total fixed-income securities	1,410	495	915	—
Cash and cash equivalents	621	621	—	—
Other	(2)	—	(2)	—
Certain insurance contracts	19	—	—	19
Fair value excluding investments measured at net asset value	2,048	$1,116	$913	$19
Investments measured at net asset value(a)	2,178
Total plan assets at fair value	$4,226
(a)    Amount includes cash collateral of $36 million associated with our securities lending program, which is reflected as an asset, and a corresponding securities lending payable of $36 million, which is reflected as a liability. The net impact on total plan assets at fair value is zero.

The fair value of pension plan assets at December 28, 2024 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$698	$263	$435	$—
Corporate bonds and other fixed-income securities	1,942	—	1,942	—
Total fixed-income securities	2,640	263	2,377	—
Cash and cash equivalents	48	48	—	—
Other	8	—	8	—
Certain insurance contracts	23	—	—	23
Fair value excluding investments measured at net asset value	2,719	$311	$2,385	$23
Investments measured at net asset value(a)	1,622
Total plan assets at fair value	$4,341
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

•Short-term investments. Short-term investments, including cash and cash equivalents, largely consist of a money market fund, the fair value of which is based on the net asset value reported by the manager of the fund and supported by the unit prices of actual purchase and sale transactions. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. The money market fund is designed to provide safety of principal, daily liquidity, and a competitive yield by investing in high quality money market instruments. The investment objective of the money market fund is to provide the highest possible level of current income while still maintaining liquidity and preserving capital.
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
Changes in our Level 3 plan assets for the year ended December 27, 2025 included (in millions):

Asset Category	December 28, 2024	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 27, 2025
Certain insurance contracts	$23	$—	$—	$—	$(4)	$—	$19
Total Level 3 investments	$23	$—	$—	$—	$(4)	$—	$19
Changes in our Level 3 plan assets for the year ended December 28, 2024 included (in millions):

Asset Category	December 30, 2023	Additions	Net Realized Gain/(Loss)	Net Unrealized Gain/(Loss)	Net Purchases, Issuances and Settlements	Transfers Into/(Out of) Level 3	December 28, 2024
Certain insurance contracts	$27	$—	$—	$—	$(4)	$—	$23
Total Level 3 investments	$27	$—	$—	$—	$(4)	$—	$23
Employer Contributions:
We contributed $5 million in 2025, $7 million in 2024, and $11 million in 2023 to our non-U.S. pension plans. We did not contribute to our U.S. pension plans in 2025, 2024, or 2023. We estimate that 2026 pension contributions will be approximately $6 million to our non-U.S. pension plans. We do not plan to make contributions to our U.S. pension plans in 2026. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2026. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
In 2024, we received the distribution of a surplus asset in the amount of $29 million, net of tax, related to the 2023 settlement of one of our U.K. defined benefit pension plans. We treated this cash inflow as a negative contribution within operating activities on the consolidated statements of cash flows.
Future Benefit Payments:
The estimated future benefit payments from our pension plans at December 27, 2025 were (in millions):

	U.S. Plans	Non-U.S. Plans
2026	$206	$77
2027	202	77
2028	196	79
2029	191	78
2030	186	80
2031-2035	832	408

Postretirement Plans
Obligations and Funded Status:
The accumulated benefit obligation, fair value of plan assets, and funded status of our postretirement benefit plans were (in millions):

	December 27, 2025	December 28, 2024
Benefit obligation at beginning of year	$603	$683
Service cost	2	2
Interest cost	30	33
Benefits paid	(65)	(69)
Actuarial losses/(gains)(a)	13	(39)
Currency	4	(7)
Benefit obligation at end of year	587	603
Fair value of plan assets at beginning of year	793	926
Actual return on plan assets	65	75
Employer contributions(b)	(190)	(139)
Benefits paid	(65)	(69)
Fair value of plan assets at end of year	603	793
Net postretirement benefit liability/(asset) recognized at end of year	$(16)	$(190)
(a)    Actuarial losses/(gains) were primarily due to a change in the discount rate assumption utilized in measuring plan obligations.
(b)    Refer to the Employer Contributions section within this footnote below for further discussion of the negative employer contributions.
We recognized the net postretirement benefit asset/(liability) on our consolidated balance sheets as follows (in millions):

	December 27, 2025	December 28, 2024
Other non-current assets	$92	$271
Other current liabilities	(5)	(6)
Accrued postemployment costs	(71)	(75)
Net postretirement benefit asset/(liability) recognized	$16	$190
For certain of our postretirement benefit plans that were underfunded based on accumulated postretirement benefit obligations in excess of plan assets, the accumulated benefit obligations and the fair value of plan assets were (in millions):

	December 27, 2025	December 28, 2024
Accumulated benefit obligation	$77	$81
We used the following weighted average assumptions to determine our postretirement benefit obligations:

	December 27, 2025	December 28, 2024
Discount rate	5.0%	5.5%
Health care cost trend rate assumed for next year	6.5%	6.2%
Ultimate trend rate	4.8%	4.8%
Discount rates for our plans were developed from a model portfolio of high-quality, fixed-income debt instruments with durations that match the expected future cash flows of the plans. Our expected health care cost trend rate is based on historical costs and our expectation for health care cost trend rates going forward.
The year that the health care cost trend rate reaches the ultimate trend rate varies by plan and ranges between 2027 and 2035 as of December 27, 2025. Assumed health care costs trend rates have a significant impact on the amounts reported for the postretirement benefit plans.

Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Service cost	$2	$2	$3
Interest cost	30	33	37
Expected return on plan assets	(49)	(55)	(53)
Amortization of prior service costs/(credits)	(10)	(12)	(15)
Amortization of unrecognized losses/(gains)	(26)	(22)	(17)
Net postretirement cost/(benefit)	$(53)	$(54)	$(45)
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our consolidated statements of income.
We used the following weighted average assumptions to determine our net postretirement benefit plans cost for the years ended:

	December 27, 2025	December 28, 2024	December 30, 2023
Discount rate - Service cost	5.6%	5.2%	5.5%
Discount rate - Interest cost	5.2%	5.1%	5.4%
Expected rate of return on plan assets	6.3%	6.3%	6.3%
Health care cost trend rate	6.5%	6.2%	6.2%
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
Our weighted average asset allocations were:

	December 27, 2025	December 28, 2024
Fixed-income securities	74%	64%
Equity securities	17%	29%
Cash and cash equivalents	9%	7%
Our postretirement benefit plan investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. Our investment strategy is designed to align our postretirement benefit plan assets with our postretirement benefit obligation to reduce volatility. In aggregate, our long-term asset allocation targets are broadly characterized as a mix of approximately 76% in fixed-income securities and approximately 24% in return-seeking assets, primarily equity securities. Our weighted average postretirement asset allocations deviate from our target allocations due to a rebalancing of our plan asset portfolio, which was in process as of December 27, 2025. We expect our postretirement asset allocations to more closely align to our postretirement investment target once those activities are completed.

The fair value of postretirement benefit plan assets at December 27, 2025 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$86	$79	$7	$—
Corporate bonds and other fixed-income securities	359	—	359	—
Total fixed-income securities	445	79	366	—
Equity securities	53	53	—	—
Fair value excluding investments measured at net asset value	498	$132	$366	$—
Investments measured at net asset value	105
Total plan assets at fair value	$603
The fair value of postretirement benefit plan assets at December 28, 2024 was determined using the following fair value measurements (in millions):

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Government bonds	$83	$76	$7	$—
Corporate bonds and other fixed-income securities	421	—	421	—
Total fixed-income securities	504	76	428	—
Equity securities	151	151	—	—
Fair value excluding investments measured at net asset value	655	$227	$428	$—
Investments measured at net asset value	138
Total plan assets at fair value	$793
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
•Short-term investments. Short-term investments, including cash and cash equivalents, largely consist of a money market fund, the fair value of which is based on the net asset value reported by the manager of the fund and supported by the unit prices of actual purchase and sale transactions. The fair value of these investments measured at net asset value is excluded from the fair value hierarchy. The money market fund is designed to provide safety of principal, daily liquidity, and a competitive yield by investing in high quality money market instruments. The investment objective of the money market fund is to provide the highest possible level of current income while still maintaining liquidity and preserving capital.
Employer Contributions:
We contributed $10 million in 2025 and $11 million in 2024 and 2023 to our postretirement benefit plans. We estimate that 2026 postretirement benefit plan contributions will be approximately $11 million. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for 2026. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
During the fourth quarter of 2025, we amended the U.S. postretirement medical plan to establish a sub-trust to permit the payment of certain benefits for active non-union employees using $200 million of the retiree plan surplus, which represents a portion of the retiree plan’s total surplus. This amount was converted to cash and treated as a negative contribution which is shown as a cash inflow within operating activities on the consolidated statement of cash flows. As a result of its designation for this purpose, the transferred amount is no longer considered an asset of the retiree plan and is recognized as restricted cash and recorded in other current assets and other non-current assets within the consolidated balance sheets.
In 2024, we amended the U.S. postretirement medical plan to establish a sub-trust to permit the payment of certain benefits for active union employees using $150 million of the retiree plan surplus, which represents a portion of the retiree plan’s total surplus. This amount was converted to cash and treated as a negative contribution which is shown as a cash inflow within operating activities on the consolidated statement of cash flows. As a result of its designation for this purpose, the transferred amount is no longer considered an asset of the retiree plan and is recognized as restricted cash and recorded in other current assets and other non-current assets within the consolidated balance sheets.
Future Benefit Payments:
Our estimated future benefit payments for our postretirement plans at December 27, 2025 were (in millions):

2026	$69
2027	64
2028	61
2029	57
2030	54
2031-2035	228
Other Plans
We sponsor and contribute to employee savings plans that cover eligible salaried, non-union, and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $110 million in 2025, $109 million in 2024, and $103 million in 2023.
Accumulated Other Comprehensive Income/(Losses)
Our accumulated other comprehensive income/(losses) pension and postretirement benefit plans balances, before tax, consisted of the following (in millions):

	Pension Benefits		Postretirement Benefits		Total
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net actuarial gain/(loss)	$(501)	$(414)	$481	$502	$(20)	$88
Prior service credit/(cost)	(20)	(19)	(29)	(19)	(49)	(38)
	$(521)	$(433)	$452	$483	$(69)	$50

The net postemployment benefits recognized in other comprehensive income/(loss), consisted of the following (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Net postemployment benefit gains/(losses) arising during the period:
Net actuarial gains/(losses) arising during the period - Pension Benefits	$(112)	$(13)	$(145)
Net actuarial gains/(losses) arising during the period - Postretirement Benefits	5	58	67
Prior service credits/(costs) arising during the period - Pension Benefits	(4)	(9)	—
	(111)	36	(78)
Tax benefit/(expense)	27	(8)	8
	$(84)	$28	$(70)

Reclassification of net postemployment benefit losses/(gains) to net income/(loss):
Amortization of unrecognized losses/(gains) - Pension Benefits	$14	$13	$13
Amortization of unrecognized losses/(gains) - Postretirement Benefits	(26)	(22)	(17)
Amortization of prior service costs/(credits) - Pension Benefits	3	2	1
Amortization of prior service costs/(credits) - Postretirement Benefits	(10)	(12)	(15)
Net settlement and curtailment losses/(gains) - Pension Benefits	11	—	146
	(8)	(19)	128
Tax (benefit)/expense	2	5	(13)
	$(6)	$(14)	$115
Note 13. Financial Instruments
We maintain a policy of requiring that all significant, non-exchange traded derivative contracts be governed by an International Swaps and Derivatives Association master agreement, and these master agreements and their schedules contain certain obligations regarding the delivery of certain financial information upon demand.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	December 27, 2025	December 28, 2024
Commodity contracts	$976	$1,152
Foreign exchange contracts	4,229	3,067
Cross-currency contracts	3,083	7,449

Fair Value of Derivative Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the consolidated balance sheets were (in millions):

	December 27, 2025
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$7	$30	$7	$30
Cross-currency contracts(b)	—	—	46	210	46	210
Derivatives not designated as hedging instruments:
Commodity contracts(c)	11	53	2	20	13	73
Foreign exchange contracts(a)	—	—	14	13	14	13
Total fair value	$11	$53	$69	$273	$80	$326
(a)    At December 27, 2025, the fair value of our derivative assets was recorded in other current assets and the fair value of our derivative liabilities was recorded in other current liabilities ($42 million) and other non-current liabilities ($1 million).
(b)    At December 27, 2025, the fair value of our derivative assets was recorded in other current assets ($38 million) and other non-current assets ($8 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($2 million) and other non-current liabilities ($208 million).
(c)     At December 27, 2025, the fair value of our derivative assets was recorded in other current assets and the fair value of derivative liabilities was recorded in other current liabilities ($70 million) and other non-current liabilities ($3 million).

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the consolidated balance sheets. If the derivative financial instruments had been netted on the consolidated balance sheets, the asset and liability positions each would have been reduced by $45 million at December 27, 2025 and $141 million at December 28, 2024. We had posted collateral related to commodity derivative margin requirements of $52 million at December 27, 2025 and $25 million at December 28, 2024, which were included in prepaid expenses on our consolidated balance sheets.
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
Net Investment Hedging:
At December 27, 2025, we had the following items designated as net investment hedges:
•Non-derivative foreign currency denominated debt with principal amounts of €2.4 billion;
•Cross-currency contracts with notional amounts of €954 million ($1.0 billion), C$1.3 billion ($900 million), and JPY9.6 billion ($68 million); and
•Foreign exchange contracts with notional amounts of CNY4.0 billion ($571 million).
The components of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts.
Cash Flow Hedge Coverage:
At December 27, 2025, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 2 years.
Fair Value Hedge Coverage:
At December 27, 2025, we had fair value hedges of the foreign currency exposure of both intercompany and external foreign currency denominated loans:
•Foreign exchange contracts with notional amounts of £400 million ($540 million) and the carrying value of the hedged item of $539 million is included in the long-term debt on the consolidated balance sheets; and
•Cross-currency contracts with notional amounts of £683 million ($864 million) and MXN4.8 billion ($251 million) and the carrying value of intercompany hedged items of $1.2 billion.
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
Deferred Hedging Gains and Losses on Fair Value and Cash Flow Hedges:
Based on our valuation at December 27, 2025 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges, foreign exchange cash flow hedges, foreign exchange fair value hedges, and cross-currency fair value hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) during the next 12 months on cross-currency cash flow hedges to be insignificant.
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

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments			Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	December 27, 2025	December 28, 2024	December 30, 2023
Cash flow hedges:
Foreign exchange contracts	$1	$(1)	$—	Net sales
Foreign exchange contracts	(42)	67	(12)	Cost of products sold
Foreign exchange contracts (excluded component)	(1)	(8)	(6)	Cost of products sold
Foreign exchange contracts	(2)	1	(1)	SG&A
Foreign exchange contracts	—	45	(22)	Other expense/(income)
Foreign exchange contracts (excluded component)	—	8	2	Other expense/(income)
Cross-currency contracts	197	(80)	83	Other expense/(income)
Cross-currency contracts (excluded component)	—	—	24	Other expense/(income)
Cross-currency contracts	(12)	(29)	(26)	Interest expense
Interest rate contracts	—	—	(3)	Interest expense
Net investment hedges:
Foreign exchange contracts	(11)	4	(1)	Other expense/(income)
Foreign exchange contracts (excluded component)	—	1	1	Interest expense
Cross-currency contracts	(244)	121	(117)	Other expense/(income)
Cross-currency contracts (excluded component)	37	49	35	Interest expense
Fair value hedges:
Foreign exchange contracts (excluded component)	(2)	—	—	Other expense/(income)
Cross-currency contracts (excluded component)	37	(37)	—	Other expense/(income)
Total gains/(losses) recognized in statements of comprehensive income	$(42)	$141	$(43)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) recorded to net income/(loss) and the affected income statement line items (in millions):

	December 27, 2025			December 28, 2024
	Cost of products sold	Interest expense	Other expense/ (income)	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$16,633	$947	$(171)	$16,878	$912	$(85)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges(a):
Foreign exchange contracts	$16	$—	$—	$13	$—	$45
Foreign exchange contracts (excluded component)	(2)	—	—	(6)	—	9
Cross-currency contracts	—	(12)	230	—	(30)	(111)
Net investment hedges(a):
Foreign exchange contracts (excluded component)	—	1	—	—	1	—
Cross-currency contracts (excluded component)	—	38	—	—	49	—
Fair Value hedges(b):
Foreign exchange contracts	—	—	20	—	—	—
Cross-currency contracts	—	—	(60)	—	—	(1)
Cross-currency contracts (excluded component)(a)	—	—	10	—	—	4
Hedged items	—	—	39	—	—	1
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(79)	—	—	(20)	—	—
Foreign exchange contracts	—	—	3	—	—	38
Interest rate contracts(c)	—	—	—	—	—	(3)
Cross-currency contracts	—	—	9	—	—	(27)
Total gains/(losses) recognized in statements of income	$(65)	$27	$251	$(13)	$20	$(45)
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

	December 30, 2023
	Cost of products sold	Interest expense	Other expense/ (income)
Total amounts presented in the consolidated statements of income in which the following effects were recorded	$17,714	$912	$27

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges(a):
Foreign exchange contracts	$38	$—	$(20)
Foreign exchange contracts (excluded component)	(10)	—	—
Cross-currency contracts	—	(27)	63
Cross-currency contracts (excluded component)	—	—	25
Net investment hedges(a):
Foreign exchange contracts (excluded component)	—	1	—
Cross-currency contracts (excluded component)	—	34	—
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(110)	—	—
Foreign exchange contracts	—	—	(12)
Cross-currency contracts	—	—	3
Total gains/(losses) recognized in statements of income	$(82)	$8	$59
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $157 million in 2025, pre-tax gains of $37 million in 2024, and pre-tax losses of $39 million in 2023. These amounts were recognized in other comprehensive income/(loss).
Available-for-sale securities:
We invest in certain marketable fixed-income debt securities that are classified as available-for-sale.
We classify our investments in commercial paper, corporate bonds, and U.S. treasury and agency securities as Level 2 as these investments are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data. We classify our investments in money market funds as Level 1 as the fair values of these investments are based on quoted (unadjusted) prices in active markets for identical assets.
The following table presents our available-for-sale debt securities’ amortized cost basis, fair value and unrealized gains and losses by significant investment category (in millions):

	December 27, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Corporate bonds	$456	$—	$—	$456
Commercial paper	752	—	—	752
U.S. treasury and agency	72	—	—	72
Money market funds	1	—	—	1
Total	$1,281	$—	$—	$1,281
(a)    Amortized cost basis excludes approximately $4 million of accrued interest.
We purchased $2.5 billion in corporate bonds, commercial paper, and U.S. treasury and agency securities and received $1.3 billion in proceeds from maturity of corporate bonds, commercial paper, and U.S. treasury and agency securities for the year ended December 27, 2025. During the same period, no investments in corporate bonds, commercial paper, or U.S. treasury and agency securities were sold prior to maturity. We recognized no direct write-offs or allowances for credit losses in earnings for the year ended December 27, 2025. Cash flows related to the purchases and sale/maturity of these marketable securities are classified in the consolidated statements of cash flows within investing activities.

The carrying values of our available-for-sale debt securities were included in the following line items in our consolidated balance sheet (in millions):

December 27, 2025
Cash and cash equivalents	$221
Marketable securities	1,060
Total	$1,281
The contractual maturities of these available-for-sale debt securities are all within one-year as of December 27, 2025. We had no available-for-sale debt securities as of December 28, 2024.
Note 14. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Net Fair Value Hedges	Total
Balance at December 31, 2022	$(2,845)	$(30)	$65	$—	$(2,810)
Foreign currency translation adjustments	307	—	—	—	307
Net deferred gains/(losses) on net investment hedges	(119)	—	—	—	(119)
Amounts excluded from the effectiveness assessment of net investment hedges	28	—	—	—	28
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(27)	—	—	—	(27)
Net deferred gains/(losses) on cash flow hedges	—	—	3	—	3
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	19	—	19
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(50)	—	(50)
Net actuarial gains/(losses) arising during the period	—	(70)	—	—	(70)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	115	—	—	115
Other activity	22	—	(22)	—	—
Total other comprehensive income/(loss)	211	45	(50)	—	206
Balance at December 30, 2023	(2,634)	15	15	—	(2,604)
Foreign currency translation adjustments	(486)	—	—	—	(486)
Net deferred gains/(losses) on net investment hedges	121	—	—	—	121
Amounts excluded from the effectiveness assessment of net investment hedges	38	—	—	—	38
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(38)	—	—	—	(38)
Net deferred gains/(losses) on cash flow hedges	—	—	21	—	21
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	6	—	6
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	39	—	39
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	(23)	(23)
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	—	—	—	(3)	(3)
Net actuarial gains/(losses) arising during the period	—	35	—	—	35
Prior service credits/(costs) arising during the period	—	(7)	—	—	(7)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(14)	—	—	(14)
Total other comprehensive income/(loss)	(365)	14	66	(26)	(311)
Balance at December 28, 2024	(2,999)	29	81	(26)	(2,915)

Foreign currency translation adjustments	998	—	—	—	998
Net deferred gains/(losses) on net investment hedges	(313)	—	—	—	(313)
Amounts excluded from the effectiveness assessment of net investment hedges	28	—	—	—	28
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(30)	—	—	—	(30)
Net deferred gains/(losses) on cash flow hedges	—	—	106	—	106
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	(1)	—	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	(173)	—	(173)
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	26	26
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	—	—	—	(6)	(6)
Net actuarial gains/(losses) arising during the period	—	(81)	—	—	(81)
Prior service credits/(costs) arising during the period	—	(3)	—	—	(3)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(6)	—	—	(6)
Other activity	15	—	(15)	—	—
Total other comprehensive income/(loss)	698	(90)	(83)	20	545
Balance at December 27, 2025	$(2,301)	$(61)	$(2)	$(6)	$(2,370)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	December 27, 2025			December 28, 2024			December 30, 2023
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$998	$—	$998	$(486)	$—	$(486)	$307	$—	$307
Net deferred gains/(losses) on net investment hedges	(412)	99	(313)	162	(41)	121	(157)	38	(119)
Amounts excluded from the effectiveness assessment of net investment hedges	37	(9)	28	50	(12)	38	36	(8)	28
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(39)	9	(30)	(50)	12	(38)	(35)	8	(27)
Net deferred gains/(losses) on cash flow hedges	142	(36)	106	3	18	21	19	(16)	3
Amounts excluded from the effectiveness assessment of cash flow hedges	(1)	—	(1)	—	6	6	20	(1)	19
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	(232)	59	(173)	83	(44)	39	(69)	19	(50)
Amounts excluded from the effectiveness assessment of fair value hedges	35	(9)	26	(37)	14	(23)	—	—	—
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(10)	4	(6)	(4)	1	(3)	—	—	—
Net actuarial gains/(losses) arising during the period	(107)	26	(81)	45	(10)	35	(78)	8	(70)
Prior service credits/(costs) arising during the period	(4)	1	(3)	(9)	2	(7)	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(8)	2	(6)	(19)	5	(14)	128	(13)	115

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)			Affected Line Item in the Statements of Income
	December 27, 2025	December 28, 2024	December 30, 2023
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$(1)	$(1)	$(1)	Interest expense
Cross-currency contracts(a)	(38)	(49)	(34)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(a) (b)	(14)	(7)	(28)	Cost of products sold
Foreign exchange contracts(a) (b)	—	(54)	20	Other expense/(income)
Cross-currency contracts(a) (b)	(230)	111	(88)	Other expense/(income)
Cross-currency contracts(a) (b)	12	30	27	Interest expense
Interest rate contracts(c)	—	3	—	Other expense/(income
Losses/(gains) on fair value hedges:
Cross-currency contracts(a)	(10)	(4)	—	Other expense/(income
Losses/(gains) on hedges before income taxes	(281)	29	(104)
Losses/(gains) on hedges, income taxes	72	(31)	27
Losses/(gains) on hedges	$(209)	$(2)	$(77)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(d)	$(12)	$(9)	$(4)
Amortization of prior service costs/(credits)(d)	(7)	(10)	(14)
Settlement and curtailment losses/(gains)(d)	11	—	146
Losses/(gains) on postemployment benefits before income taxes	(8)	(19)	128
Losses/(gains) on postemployment benefits, income taxes	2	5	(13)
Losses/(gains) on postemployment benefits	$(6)	$(14)	$115
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
Note 15. Financing Arrangements
Transfers of Financial Assets:
Prior to 2025, we had a nonrecourse accounts receivable factoring program whereby certain eligible receivables are sold to third-party financial institutions in exchange for cash. Under the terms of the arrangement, we acted as the collecting agent on behalf of the financial institutions to collect amounts due from customers for the receivables sold. We accounted for the transfer of receivables as a true sale at the point control is transferred through derecognition of the receivable on our consolidated balance sheet. As of December 28, 2024, the Company elected not to renew this accounts receivable factoring program. There were no outstanding obligations at the time the program was terminated. The accounts receivable factoring program was not utilized in 2024 as there were no receivables sold under the program during 2024. Receivables sold under this accounts receivable factoring program were approximately $863 million during 2023, with no amounts outstanding as of December 30, 2023. The incremental costs of factoring receivables under this arrangement were insignificant for the year ended December 30, 2023. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows.

Trade Payables Programs:
We maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets or other forms of guarantees in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. The confirmed outstanding amounts under these programs were $755 million at December 27, 2025 and $745 million at December 28, 2024. The amounts were included in trade payables on our consolidated balance sheets. During 2025, we added $2,671 million of obligations to these programs and settled $2,661 million of obligations.

Changes in the amounts outstanding on our trade payables programs, were (in millions):

Ending Balance at December 28, 2024	$745
Obligations confirmed	2,671
Confirmed obligations settled	(2,661)
Ending Balance at December 27, 2025	$755
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
Stockholder Derivative Action:
Certain of The Kraft Heinz Company’s current and former officers and directors and the 3G Entities have been named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Company Derivative Litigation, which was originally filed in 2019 in the Delaware Court of Chancery. The consolidated amended complaint, which was filed on April 27, 2020, alleged state law claims, contending that the 3G Entities were controlling stockholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint further alleged that certain of The Kraft Heinz Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by supposedly approving or allowing the 3G Entities’ alleged insider trading. The complaint sought relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the consolidated amended complaint, which motion the Delaware Chancery Court granted in an order dated December 15, 2021. The plaintiffs filed a notice of appeal on January 13, 2022, and the Delaware Supreme Court affirmed the trial court’s dismissal with prejudice of the consolidated amended complaint in an order dated August 1, 2022.
One of the plaintiffs from the In re Kraft Heinz Company Derivative Litigation subsequently filed a new complaint, Erste Asset Management GmbH v. Hees, et al., against certain current and former officers and directors of The Kraft Heinz Company on November 28, 2023 in the Delaware Court of Chancery, seeking to reinstate the plaintiff’s previously dismissed claims and recover attorneys’ fees and costs incurred in the dismissed litigation on the basis of alleged newly discovered evidence. Specifically, the plaintiff alleges the 3G Entities caused the Company to make false and misleading public disclosures regarding the independence of two directors of The Kraft Heinz Company, one of whose independence plaintiff contends formed a basis for the court’s prior dismissal of the In re Kraft Heinz Company Derivative Litigation consolidated amended complaint. The defendants filed a motion to dismiss the complaint, which the Delaware Chancery Court granted in an order dated August 8, 2024, dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on September 5, 2024. The Delaware Supreme Court issued an opinion and order on June 9, 2025, reversing the trial court’s dismissal of the complaint and remanding the case to the trial court for further proceedings.

Following remand, the trial court entered a stipulation on December 1, 2025, consolidating the previously dismissed In re Kraft Heinz Company Derivative Litigation with the Erste Asset Management GmbH v. Hees, et al. suit under Case No. 2019-0587-LWW. The stipulation also appointed the General Retirement System of the City of Detroit, the Police & Fire Retirement System of the City of Detroit, and Erste Asset Management GmbH as co-lead plaintiffs and their counsel as co-lead counsel. On December 2, 2025, the plaintiffs filed a motion for leave to file a verified consolidated second amended complaint. We intend to vigorously defend against this lawsuit; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.
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
Since September 2021, the Company has been involved in an administrative proceeding with the environmental authority from the State of Goiás (“SEMAD”) regarding alleged pollution in the Capivara stream related to a Company facility in Brazil. In March 2025, SEMAD issued a first instance administrative decision maintaining the initial infraction notice, and in September 2025, SEMAD issued a second instance administrative decision again maintaining the initial infraction notice. In a separate action brought against the Company by the local Public Prosecutor in September 2025 relating to the same alleged pollution, the court of first instance imposed a penalty against the Company in November 2025. Given that there are several available levels of appeal from both SEMAD’s administrative decision and the decision of the court in the Public Prosecutor’ action, we cannot predict with certainty how these matters will resolve; however, we do not expect that the ultimate costs to resolve either matter will have a material adverse effect on our financial condition, results of operations, or cash flows.
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
As of December 27, 2025, our take-or-pay purchase obligations were as follows (in millions):

2026	$587
2027	480
2028	363
2029	297
2030	110
Thereafter	197
Total	$2,034
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

Borrowing Arrangements:
Together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we have a credit agreement (the “Credit Agreement”), which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (the “Senior Credit Facility”). On July 8, 2025, we entered into an amendment to this agreement to extend the maturity date from July 8, 2029 to July 8, 2030. Further, the amendment modified certain financial covenants, which changed our required minimum shareholders’ equity balance (excluding accumulated other comprehensive income/(losses) from $35 billion to $25 billion, and added an allowable add-back to the minimum shareholders’ equity balance of up to $2 billion annually, commensurate with goodwill and intangible asset impairments recorded during the period.
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
No amounts were drawn on our Senior Credit Facility at December 27, 2025 or December 28, 2024. No amounts were drawn on our Senior Credit Facility during the years ended December 27, 2025, December 28, 2024 or December 30, 2023.
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at December 27, 2025, December 28, 2024 and December 30, 2023. We had no commercial paper outstanding during the years ended December 27, 2025 and December 28, 2024, and the maximum amount of commercial paper outstanding was $150 million during the year ended December 30, 2023.
Long-Term Debt:
The following table summarizes our long-term debt obligations.

	Priority (a)	Maturity Dates(b)	Interest Rates(b)	Carrying Values
				December 27, 2025	December 28, 2024
				(in millions)
U.S. dollar notes(c)	Senior Notes	2026–2050	3.000%–7.125%	$17,517	$16,535
Euro notes(c)	Senior Notes	2028–2033	2.250%–3.500%	2,809	2,494
British pound sterling notes:
2030 Notes(d)	Senior Notes	February 18, 2030	6.250%	171	161
Other British pound sterling notes(c)	Senior Notes	July 1, 2027	4.125%	539	502
Other debt	Various	2026–2035	0.810%–11.600%	23	26
Finance lease obligations				160	151
Total long-term debt				21,219	19,869
Current portion of long-term debt				1,908	654
Long-term debt, excluding current portion				$19,311	$19,215
(a)    Priority of debt indicates the order in which debt would be paid if all debt obligations were due on the same day. Senior secured debt takes priority over unsecured debt. Senior debt has greater seniority than subordinated debt.
(b)    Maturity dates and interest rates presented are for the outstanding long-term debt obligations at December 27, 2025.
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
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of December 27, 2025.

At December 27, 2025, aggregate principal maturities of our long-term debt excluding finance leases were (in millions):

2026	$1,879
2027	1,893
2028	1,679
2029	1,009
2030	915
Thereafter	13,568
Debt Issuances:
2025 Debt Issuances
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
Debt Issuance Costs:
Debt issuance costs are reflected as a direct deduction of the current portion of long-term debt and long-term debt balances on our consolidated balance sheets. We incurred $15 million of debt issuance costs in 2025 and insignificant amount of debt issuance costs in 2024, and 2023. Unamortized debt issuance costs were $78 million at December 27, 2025 and $75 million at December 28, 2024. Amortization of debt issuance costs was $12 million in 2025, $12 million in 2024, and $11 million in 2023, and was reflected within interest expense on our consolidated statements of income.
Debt Premium:
Unamortized debt premiums are presented on our consolidated balance sheets as a direct addition to the carrying amount of debt. Unamortized debt premium, net, was $194 million at December 27, 2025 and $217 million at December 28, 2024. Amortization of our debt premium, net, was $15 million in 2025, and $16 million in 2024 and 2023, and was reflected within interest expense on our consolidated statements of income.
Debt Repayments:
In May 2025, we repaid 600 million euro aggregate principal amount of senior notes that matured in the period.
In May 2024, we repaid 550 million euro aggregate principal amount of senior notes that matured in the period.
In June 2023, we repaid 750 million euro aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At December 27, 2025, the aggregate fair value of our total debt was $20.4 billion as compared with a carrying value of $21.2 billion. At December 28, 2024, the aggregate fair value of our total debt was $18.7 billion as compared with a carrying value of $19.9 billion. Our short-term debt had a carrying value that approximated its fair value at December 27, 2025 and December 28, 2024. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Note 18. Leases
We have operating and finance leases, primarily for warehouse, production, and office facilities and equipment. Our lease contracts have remaining contractual lease terms of up to 16 years, some of which include options to extend the term by up to 15 years. We include renewal options that are reasonably certain to be exercised as part of the lease term. Additionally, some lease contracts include termination options. We do not expect to exercise the majority of our termination options and generally exclude such options when determining the term of our leases. See Note 2, Significant Accounting Policies, for our lease accounting policy.
The components of our lease costs were (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Operating lease costs	$144	$141	$152
Finance lease costs:
Amortization of right-of-use assets	27	27	28
Interest on lease liabilities	7	7	5
Short-term lease costs	6	9	12
Variable lease costs	388	334	659
Sublease income	(8)	(9)	(10)
Total lease costs	$564	$509	$846
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
We had no losses/(gains) on sale and leaseback transactions in 2025, 2024, and 2023.
Supplemental balance sheet information related to our leases was (in millions, except lease term and discount rate):

	December 27, 2025		December 28, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use assets	$520	$158	$539	$148
Lease liabilities (current)	126	30	117	25
Lease liabilities (non-current)	427	130	464	126

Weighted average remaining lease term	6 years	8 years	7 years	9 years
Weighted average discount rate	3.9%	4.3%	3.9%	4.6%
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

Cash flows arising from lease transactions were (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows/(outflows) from operating leases	$(147)	$(144)	$(156)
Operating cash inflows/(outflows) from finance leases	(7)	(7)	(5)
Financing cash inflows/(outflows) from finance leases	(30)	(32)	(26)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	79	64	44
Finance leases	41	48	25
Future minimum lease payments for leases in effect at December 27, 2025 were (in millions):

	Operating Leases	Finance Leases
2026	$145	$38
2027	114	31
2028	94	39
2029	72	18
2030	55	13
Thereafter	149	49
Total future undiscounted lease payments	629	188
Less imputed interest	(76)	(28)
Total lease liability	$553	$160
At December 27, 2025, our operating and finance leases that had not yet commenced were approximately $210 million. This balance is primarily composed of a non-cancellable synthetic lease with a future minimum lease commitment of approximately $176 million. See below for discussion of our synthetic lease arrangement.
Synthetic Lease Arrangements:
In June 2023, we entered into a non-cancellable synthetic lease for a distribution facility, for which we are the construction agent, for which we now anticipate the estimated construction cost to be approximately $625 million. The lease will commence upon completion of construction of the facility which is now expected to be in the later part of 2027. The term of the lease is five years after commencement. At the end of the lease term, we will be required to either purchase the facility or, in the event that option is not elected, to remarket the facility. Upon lease commencement, the lease classification, right-of-use asset, and lease liability will be determined and recorded. The lease arrangement contains a residual value guarantee of 100% of the total construction cost. The construction agreement and lease contain covenants that are consistent with our Senior Credit Facility as disclosed in Note 17, Debt.
Note 19. Capital Stock
Common Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 5.0 billion shares of common stock.

Shares of common stock issued, in treasury, and outstanding were (in millions of shares):

	Shares Issued	Treasury Shares	Shares Outstanding
Balance at December 31, 2022	1,243	(18)	1,225
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	6	(13)	(7)
Balance at December 30, 2023	1,249	(31)	1,218
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	5	(28)	(23)
Balance at December 28, 2024	1,254	(59)	1,195
Exercise of stock options, issuance of other stock awards, repurchase of common stock, and other	3	(14)	(11)
Balance at December 27, 2025	1,257	(73)	1,184
Share Repurchase Program
On November 27, 2023, we announced that the Board approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, privately negotiated transactions, transactions structured through investment banking institutions, or other means. As of December 27, 2025, we had remaining authorization under the share repurchase program of approximately $1.5 billion. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
Note 20. Earnings Per Share
Our earnings per common share (“EPS”) were:

	December 27, 2025	December 28, 2024	December 30, 2023
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(5,846)	$2,744	$2,855
Weighted average shares of common stock outstanding	1,187	1,210	1,227
Net earnings/(loss)	$(4.93)	$2.27	$2.33
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(5,846)	$2,744	$2,855
Weighted average shares of common stock outstanding	1,187	1,210	1,227
Effect of dilutive equity awards	—	5	8
Weighted average shares of common stock outstanding, including dilutive effect	1,187	1,215	1,235
Net earnings/(loss)	$(4.93)	$2.26	$2.31
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 14 million in 2025, 6 million in 2024, and 7 million in 2023.

Note 21. Segment Reporting
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
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM evaluates segment performance based on several factors, including net sales and Segment Adjusted Operating Income. Segment Adjusted Operating Income is defined as operating income/(loss) excluding, when they occur, the impacts of restructuring activities, deal costs, separation costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters. Segment Adjusted Operating Income is a financial measure that assists our CODM in comparing our performance on a consistent basis by removing the impact of certain items that our CODM believes do not directly reflect our underlying operations. Our CODM also considers monthly budget-to-actual variances and year-over-year performance of Segment Adjusted Operating Income when making decisions about allocating resources to our segments. Our CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment. Carlos Abrams-Rivera served as our Chief Executive Officer during our fiscal year 2025. Subsequent to our fiscal year ended December 27, 2025, the Company appointed Steve Cahillane as Chief Executive Officer effective January 1, 2026.
Emerging Markets represents the aggregation of our WEEM and AEM operating segments. Adjusted Operating Income for WEEM and AEM is the measure reported to our chief operating decision maker for purposes of making decisions about allocating resources to these operating segments and assessing their performance.

Net sales by segment were (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Net sales:
North America	$18,586	$19,543	$20,126
International Developed Markets	3,539	3,535	3,623
Total segment net sales	22,125	23,078	23,749
Emerging Markets	2,817	2,768	2,891
Total net sales	$24,942	$25,846	$26,640

Segment Adjusted Operating Income was (in millions):

	December 27, 2025
	North America	International Developed Markets	Total
Net Sales	$18,586	$3,539
Adjusted Cost of Products Sold(a)	12,076	2,497
Other segment items(b)	2,121	499
Segment Adjusted Operating Income	$4,389	$543	$4,932
Emerging Markets			341
General corporate expenses			(528)
Restructuring activities			(13)
Unrealized gains/(losses) on commodity hedges			(35)
Impairment losses			(9,306)
Separation costs			(60)
Operating income/(loss)			$(4,669)
Interest expense			947
Other expense/(income)			(171)
Income/(loss) before income taxes			$(5,445)
(a)    Adjusted Cost of Products Sold is defined as cost of products sold excluding, when they occur, the impacts of restructuring activities, deal costs, separation costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters.
(b)    Other segment items for North America and International Developed Markets includes SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.

	December 28, 2024
	North America	International Developed Markets	Total
Net Sales	$19,543	$3,535
Adjusted Cost of Products Sold(a)	12,356	2,482
Other segment items(b)	2,076	516
Segment Adjusted Operating Income	$5,111	$537	$5,648
Emerging Markets			321
General corporate expenses			(609)
Restructuring activities			(27)
Unrealized gains/(losses) on commodity hedges			19
Impairment losses			(3,669)
Operating income/(loss)			$1,683
Interest expense			912
Other expense/(income)			(85)
Income/(loss) before income taxes			$856
(a)    Adjusted Cost of Products Sold is defined as cost of products sold excluding, when they occur, the impacts of restructuring activities, deal costs, separation costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters.
(b)    Other segment items for North America and International Developed Markets includes SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.

	December 30, 2023
	North America	International Developed Markets	Total
Net Sales	$20,126	$3,623
Adjusted Cost of Products Sold(a)	12,948	2,580
Other segment items(b)	2,128	521
Segment Adjusted Operating Income	$5,050	$522	$5,572
Emerging Markets			376
General corporate expenses			(651)
Restructuring activities			(60)
Unrealized gains/(losses) on commodity hedges			(1)
Impairment losses			(662)
Certain non-ordinary course legal and regulatory matters			(2)
Operating income/(loss)			$4,572
Interest expense			912
Other expense/(income)			27
Income/(loss) before income taxes			$3,633
(a)    Adjusted Cost of Products Sold is defined as cost of products sold excluding, when they occur, the impacts of restructuring activities, deal costs, separation costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters.
(b)    Other segment items for North America and International Developed Markets includes SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.

Total depreciation and amortization expense by segment was (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Depreciation and amortization expense:
North America	$638	$614	$561
International Developed Markets	150	156	157
Total segment depreciation and amortization expense	788	770	718
Emerging Markets	112	106	157
General corporate	68	72	86
Total depreciation and amortization expense	$968	$948	$961
Total capital expenditures by segment were (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Capital expenditures:
North America	$497	$643	$604
International Developed Markets	112	154	178
Total segment capital expenditures	609	797	782
Emerging Markets	105	115	163
General corporate	87	112	68
Total capital expenditures	$801	$1,024	$1,013

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
Taste Elevation includes condiments, sauces, dressings, and spreads. Easy Ready Meals includes Kraft Mac & Cheese varieties, frozen potato products, and other frozen meals. Substantial Snacking includes Lunchables meal kits, frozen snacks, and pickles. Desserts includes dry packaged desserts, refrigerated ready to eat desserts, and other dessert toppings. Hydration includes ready to drink beverages, powdered beverages, and liquid concentrates. Cheese includes American sliced and recipe cheeses. Coffee includes mainstream coffee, coffee pods, and premium coffee. Meats include cold cuts, bacon, and hot dogs.
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
We have reflected this change to our platforms in all historical periods presented.
Net sales by platform were (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
ACCELERATE
Taste Elevation	$11,281	$11,371	$11,573
Easy Ready Meals	4,068	4,310	4,437
Substantial Snacking	1,532	1,668	1,853
Total Accelerate	$16,881	$17,349	$17,863
PROTECT
Desserts	$1,123	$1,152	$1,153
Hydration	2,095	2,129	2,242
Total Protect	$3,218	$3,281	$3,395
BALANCE
Cheese	$1,657	$1,746	$1,786
Coffee	867	835	891
Meats	1,924	2,136	2,197
Other	395	499	508
Total Balance	$4,843	$5,216	$5,382
Total net sales	$24,942	$25,846	$26,640
The net sales by platform for the years ended December 28, 2024 and December 30, 2023 presented in the table above has been corrected to conform to our previously disclosed platform definitions. The update had no impact on net sales or on the consolidated financial statements and we do not believe they are material to the consolidated financial statements.
Concentration of Risk:
Our largest customer, Walmart Inc., represented approximately 21% of our net sales in 2025, 2024, and 2023. Both of our reportable segments have sales to Walmart Inc.

Geographic Financial Information:
We had significant sales in the United States, Canada, and the United Kingdom. Our net sales by geography were (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Net sales:
United States	$16,784	$17,768	$18,377
Canada	1,802	1,775	1,749
United Kingdom	1,270	1,280	1,271
Other	5,086	5,023	5,243
Total net sales	$24,942	$25,846	$26,640
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

	December 27, 2025	December 28, 2024
Long-lived assets:
United States	$5,462	$5,415
Other	2,471	2,381
Total long-lived assets	$7,933	$7,796
At December 27, 2025, long-lived assets by geography excluded amounts classified as held for sale.
Note 22. Other Financial Data
Consolidated Statements of Income Information
Other expense/(income)
Other expense/(income) consists of the following (in millions):

	December 27, 2025	December 28, 2024	December 30, 2023
Amortization of postemployment benefit plans prior service costs/(credits)	$(7)	$(10)	$(14)
Net pension and postretirement non-service cost/(benefit)(a)	(102)	(130)	67
Loss/(gain) on sale of business	42	81	(4)
Interest income	(122)	(69)	(40)
Foreign exchange losses/(gains)	234	(21)	73
Derivative losses/(gains)	(212)	45	(59)
Other miscellaneous expense/(income)	(4)	19	4
Other expense/(income)	$(171)	$(85)	$27
(a)    Excludes amortization of prior service costs/(credits).
We present all non-service cost components of net pension cost/(benefit) and net postretirement cost/(benefit) within other expense/(income) on our consolidated statements of income. See Note 12, Postemployment Benefits, for additional information on these components, including any curtailments and settlements, as well as information on our prior service costs/(credits) amortization. See Note 5, Acquisitions and Divestitures, for additional information related to our loss/(gain) on sale of business. See Note 13, Financial Instruments, for information related to our derivative impacts.
Other expense/(income) was income of $171 million in 2025 compared to $85 million in 2024. This change was primarily driven by a $212 million net gain on derivative activities in 2025 compared to a $45 million net loss on derivative activities in 2024, a $53 million increase in interest income in 2025 compared to 2024, a $42 million loss on the sale of business in 2025 compared to a $81 million loss on the sale of business in 2024, and $4 million of income in other miscellaneous income in 2025 compared to $19 million of expense in other miscellaneous expense in 2024. These impacts were partially offset by a $234 million net foreign exchange loss in 2025 compared to a $21 million net foreign exchange gain in 2024 and a $28 million decrease in net pension and postretirement non-service benefits in 2025 compared to 2024.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 27, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 27, 2025, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer, with other members of management, evaluated the changes in our internal control over financial reporting during the quarter ended December 27, 2025. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In 2024, we initiated a multi-year project to migrate certain of our financial processing systems. The project included the migration to a new enterprise resource planning (ERP) solution that we expected to implement in phases throughout our businesses over a several year period. During 2025, we completed the implementation of our new ERP solution in certain countries in Emerging Markets as part of the first phase of our ERP transition, which did not result in significant changes in our internal control over financial reporting. In light of the previously announced Separation, we are currently evaluating the existing project plan in order to accommodate the intent to separate the Company into two independent, publicly traded companies through a tax-free spin-off. We will continue to evaluate the design and operating effectiveness of internal controls as they relate to any system upgrades, and we will implement the required control changes prior to relevant go-live dates associated with the system implementations.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2025 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 27, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 27, 2025, as stated in their report which appears herein under Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information.
(b) Insider Stock Trading Arrangements:
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item 10 is included under the caption “Information about our Executive Officers” contained in Item 1, Business, of this report and under the headings Our Board, Beneficial Ownership of Kraft Heinz Stock—Delinquent Section 16(a) Reports, Governance—Other Governance Policies and Practices, Governance—Committees of the Board, and Other Information—Stockholder Proposals in our definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held on May 14, 2026 (“2026 Proxy Statement”). This information is incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information required by this Item 11 is included under the headings Governance—Committees of the Board, Director Compensation, and Executive Compensation—Compensation Discussion and Analysis, Executive Compensation—Executive Compensation Tables, and Executive Compensation—Pay Ratio Disclosure in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under our equity compensation plans at December 27, 2025 were:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,592,364	$42.37	9,884,656
Equity compensation plans not approved by security holders	—	—	—
Total	17,592,364		9,884,656
(1)    Includes the vesting of RSUs and PSUs.
Information related to the security ownership of certain beneficial owners and management is included under the heading Beneficial Ownership of Kraft Heinz Stock in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item 13 is included under the headings Our Board and Governance—Other Governance Policies and Practices in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services.
Information required by this Item 14 is included under the headings Audit Matters—Independent Auditors’ Fees and Services and Audit Matters—Pre-Approval Policy in our 2026 Proxy Statement. This information is incorporated by reference into this Annual Report on Form 10-K.

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

4.24	Form of 3.375% Senior Notes due 2021, 4.000% Senior Notes due 2023, and 4.625% Senior Notes due 2029 (included in Exhibit 4.23).
4.25	Description of Kraft Heinz Securities registered under Section 12 of the Exchange Act.
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
4.36
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

4.37	Form of $500,000,000 Senior Notes due 2032 (included as Exhibit A-1 to Exhibit 4.36).
4.38	Form of $500,000,000 Senior Notes due 2035 (included as Exhibit A-2 to Exhibit 4.36).
4.39
Thirteenth Supplemental Indenture, dated as of February 25, 2025, relating to the €600,000,000 Senior Notes due 2033, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed on February 25, 2025).

4.40	Form of €600,000,000 Senior Notes due 2033 (included as Exhibit A to Exhibit 4.39).
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

10.7	The Kraft Heinz Company Amended & Restated Deferred Compensation Plan for Non-Management Directors.*
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

10.10	The Kraft Heinz Company Amended & Restated Severance Pay Plan for Salaried Employees, effective January 1, 2026. +*
10.11	The Kraft Heinz Company Change in Control Severance Plan, effective January 1, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 9, 2022).+
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

10.41
2024/2025 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.42
2024/2025 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Performance Share Award Notice (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.43
2024/2025 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.44
2024 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.45
2024/2025 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).+

10.46
Separation Agreement and General Release, dated August 5, 2024, between The Kraft Heinz Company and Rashida La Lande (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2024, filed on October 30, 2024).+

10.47
Second Amendment, dated June 21, 2024, to the Credit Agreement dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2024, filed on October 30, 2024).

10.48
Third Amendment, dated September 27, 2024, to the Credit Agreement dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 27, 2024).

10.49
2025 Form of The Kraft Heinz Company 2020 Omnibus Incentive Plan Matching Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2025, filed on April 29, 2025).+

10.50
Fourth Amendment, dated July 8, 2025, to the Credit Agreement dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 8, 2025).

10.51
Severance Separation Agreement and General Release, by and between the Company and Carlos Abrams-Rivera, dated December 16, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 16, 2025).+

10.52
Offer Letter of Employment, by and between the Company and Steve Cahillane, dated December 15, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 16, 2025).+

19.1	The Kraft Heinz Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed on February 13, 2025).
21.1	List of subsidiaries of The Kraft Heinz Company.*
22.1	List of Guarantor Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	The Kraft Heinz Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed on February 15, 2024).
101.1
The following materials from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 27, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Annual Report on Form 10-K for the period ended December 27, 2025, formatted in inline XBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	February 12, 2026
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Steve Cahillane	Chief Executive Officer and Director	February 12, 2026
Steve Cahillane	(Principal Executive Officer)

/s/ Andre Maciel	Executive Vice President and Global Chief Financial Officer	February 12, 2026
Andre Maciel	(Principal Financial Officer)

/s/ Chris Asher	Vice President and Global Controller	February 12, 2026
Chris Asher	(Principal Accounting Officer)

*	Chair of the Board	February 12, 2026
John T. Cahill

*	Director	February 12, 2026
Humberto P. Alfonso

*	Director	February 12, 2026
L. Kevin Cox

*	Director	February 12, 2026
Lori Dickerson Fouché

*	Director	February 12, 2026
Diane Gherson

*	Director	February 12, 2026
Mary Lou Kelley

*	Director	February 12, 2026
Elio Leoni Sceti

*	Director	February 12, 2026
Tony Palmer

*	Director	February 12, 2026
James Park

*	Director	February 12, 2026
Miguel Patricio

*	Director	February 12, 2026
John C. Pope

*	Director	February 12, 2026
Debby Soo

*By:	/s/ Andre Maciel
Andre Maciel
Attorney-In-Fact
February 12, 2026

The Kraft Heinz Company
Valuation and Qualifying Accounts
For the Years Ended December 27, 2025, December 28, 2024, and December 30, 2023
(in millions)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-offs and Reclassifications	Balance at End of Period
Year ended December 27, 2025
Allowances related to trade accounts receivable	$26	$9	$—	$(1)	$34
Allowances related to deferred taxes	851	71	97	(87)	932
	$877	$80	$97	$(88)	$966
Year ended December 28, 2024
Allowances related to trade accounts receivable	$38	$(10)	$(1)	$(1)	$26
Allowances related to deferred taxes	102	749	—	—	851
	$140	$739	$(1)	$(1)	$877
Year ended December 30, 2023
Allowances related to trade accounts receivable	$46	$(8)	$—	$—	$38
Allowances related to deferred taxes	96	5	—	1	102
	$142	$(3)	$—	$1	$140
(a)     Primarily relates to currency translation.
S-1