Form 10-Q
period 2026-03-28
Kraft Heinz Co
filed 2026-05-06
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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

As of May 2, 2026, there were 1,185,777,638 shares of the registrant’s common stock outstanding.

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
Important factors that may affect our business and operations and that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, operating in a highly competitive industry; our ability to correctly predict, identify, and interpret changes in consumer preferences and demand, to offer new products to meet those changes, and to respond to competitive innovation; changes in the retail landscape or the loss of key retail customers; changes in our relationships with significant customers or suppliers, or in other business relationships; our ability to maintain, extend, and expand our reputation and brand image; our ability to effect the previously announced separation of Kraft Heinz into two independent publicly traded companies and to meet the conditions related thereto, including obtaining applicable regulatory approvals, if work related to the separation is resumed; negative effects of the announcement pendency of the separation, including the current pause on work related to the separation, on the market price of Kraft Heinz’s securities and/or on Kraft Heinz’s financial performance; our ability to leverage our brand value to compete against private label products; our ability to drive revenue growth in our key product categories or platforms, increase our market share, or add products that are in faster-growing and more profitable categories; product recalls or other product liability claims; weather or environmental conditions and trends, including the impacts from and responses to climate change; our ability to identify, complete, or realize the benefits from strategic acquisitions, divestitures, alliances, joint ventures, or investments; our ability to successfully execute our strategic initiatives; the impacts of our international operations; our ability to protect intellectual property rights; our ability to realize the anticipated benefits from prior or future streamlining actions to reduce fixed costs, simplify or improve processes, and improve our competitiveness; the influence of our largest stockholder; our level of indebtedness, as well as our ability to comply with covenants under our debt instruments; additional impairments of the carrying amounts of goodwill or other indefinite-lived intangible assets; foreign exchange rate fluctuations; volatility in commodity, energy, and other input costs; volatility in the market value of all or a portion of the commodity derivatives we use; compliance with laws and regulations and related legal claims or regulatory enforcement actions; failure to maintain an effective system of internal controls; a downgrade in our credit rating; the impact of sales of our common stock in the public market; the impact of our share repurchases or any change in our share repurchase activity; our ability to continue to pay a regular dividend and the amounts of any such dividends; disruptions in the global economy caused by geopolitical conflicts (including the ongoing conflicts in the Middle East), unanticipated business disruptions and natural events in the locations in which we or our customers, suppliers, distributors, or regulators operate; economic and political conditions in the United States and various other nations where we do business (including inflationary pressures, the imposition of increased or new tariffs or other trade restrictions, instability in financial institutions, general economic slowdown, recession, or a potential U.S. federal government shutdown); changes in our management team or other key personnel and our ability to hire or retain key personnel or a highly skilled and diverse global workforce; our dependence on information technology and systems, including service interruptions, misappropriation of data, or breaches of security; increased pension, labor, and people-related expenses; changes in tax laws and interpretations and the final determination of tax audits, including transfer pricing matters, and any related litigation; volatility of capital markets and other macroeconomic factors; and other factors. For additional information on these and other factors that could affect our forward-looking statements, see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 27, 2025. We disclaim and do not undertake any obligation to update, revise, or withdraw any forward-looking statement in this report, except as required by applicable law or regulation.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$6,047	$5,999
Cost of products sold	3,828	3,935
Gross profit	2,219	2,064
Selling, general and administrative expenses, excluding impairment losses	1,061	868
Intangible asset impairment losses	13	—
Selling, general and administrative expenses	1,074	868
Operating income/(loss)	1,145	1,196
Interest expense	236	229
Other expense/(income)	(101)	(51)
Income/(loss) before income taxes	1,010	1,018
Provision for/(benefit from) income taxes	211	304
Net income/(loss)	799	714
Net income/(loss) attributable to noncontrolling interest	1	2
Net income/(loss) attributable to common shareholders	$798	$712
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.67	$0.60
Diluted earnings/(loss)	0.67	0.59
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Net income/(loss)	$799	$714
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(123)	309
Net deferred gains/(losses) on net investment hedges	67	(60)
Amounts excluded from the effectiveness assessment of net investment hedges	3	7
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	(7)
Net deferred gains/(losses) on cash flow hedges	10	20
Amounts excluded from the effectiveness assessment of cash flow hedges	(1)	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	2	(58)
Amounts excluded from the effectiveness assessment of fair value hedges	7	19
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(3)	(2)
Net deferred gains/(losses) on available-for-sale debt securities	—	(1)
Net actuarial gains/(losses) arising during the period	3	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(38)	(4)
Total other comprehensive income/(loss)	(79)	222
Total comprehensive income/(loss)	720	936
Comprehensive income/(loss) attributable to noncontrolling interest	—	2
Comprehensive income/(loss) attributable to common shareholders	$720	$934
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	March 28, 2026	December 27, 2025
ASSETS
Cash and cash equivalents	$3,308	$2,615
Trade receivables (net of allowances of $38 at March 28, 2026 and $34 at December 27, 2025)	2,306	2,254
Inventories	3,310	3,167
Prepaid expenses	270	291
Marketable securities	783	1,060
Other current assets	704	588
Assets held for sale	—	152
Total current assets	10,681	10,127
Property, plant and equipment, net	7,233	7,318
Goodwill	22,153	22,179
Intangible assets, net	37,387	37,529
Other non-current assets	4,592	4,633
TOTAL ASSETS	$82,046	$81,786
LIABILITIES AND EQUITY
Current portion of long-term debt	$1,910	$1,908
Accounts payable	4,390	4,308
Accrued marketing	936	801
Interest payable	294	298
Other current liabilities	1,408	1,455
Liabilities held for sale	—	8
Total current liabilities	8,938	8,778
Long-term debt	19,223	19,311
Deferred income taxes	9,050	9,022
Accrued postemployment costs	131	131
Long-term deferred income	1,308	1,321
Other non-current liabilities	1,347	1,434
TOTAL LIABILITIES	39,997	39,997
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	13	12
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,260 shares issued and 1,186 shares outstanding at March 28, 2026; 1,257 shares issued and 1,184 shares outstanding at December 27, 2025)	12	12
Additional paid-in capital	50,838	51,287
Retained earnings/(deficit)	(3,831)	(4,629)
Accumulated other comprehensive income/(losses)	(2,448)	(2,370)
Treasury stock, at cost (74 shares at March 28, 2026 and 73 shares at December 27, 2025)	(2,648)	(2,636)
Total shareholders' equity	41,923	41,664
Noncontrolling interest	113	113
TOTAL EQUITY	42,036	41,777
TOTAL LIABILITIES AND EQUITY	$82,046	$81,786
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 27, 2025	$12	$51,287	$(4,629)	$(2,370)	$(2,636)	$113	$41,777
Net income/(loss) excluding redeemable noncontrolling interest	—	—	798	—	—	1	799
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(78)	—	(1)	(79)
Dividends declared-common stock ($0.40 per share)	—	(477)	—	—	—	—	(477)
Exercise of stock options, issuance of other stock awards, and other	—	28	—	—	(12)	—	16
Balance at March 28, 2026	$12	$50,838	$(3,831)	$(2,448)	$(2,648)	$113	$42,036

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2024	$12	$52,135	$2,171	$(2,915)	$(2,218)	$134	$49,319
Net income/(loss) excluding redeemable noncontrolling interest	—	—	712	—	—	2	714
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	222	—	(1)	221
Dividends declared-common stock ($0.40 per share)	—	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	(214)	—	(214)
Exercise of stock options, issuance of other stock awards, and other	—	34	—	—	—	3	37
Balance at March 29, 2025	$12	$52,169	$2,404	$(2,693)	$(2,432)	$138	$49,598
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Three Months Ended
	March 28, 2026	March 29, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$799	$714
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	245	231
Divestiture-related license income	(13)	(13)
Equity award compensation expense	22	27
Deferred income tax provision/(benefit)	29	51
Postemployment benefit plan contributions	(4)	(4)
Goodwill and intangible asset impairment losses	13	—
Nonmonetary currency devaluation	12	14
Loss/(gain) on sale of business	(3)	—
Other items, net	(227)	(14)
Changes in current assets and liabilities:
Trade receivables	(73)	(89)
Inventories	(195)	(217)
Accounts payable	256	(11)
Other current assets	3	(47)
Other current liabilities	142	78
Net cash provided by/(used for) operating activities	1,006	720
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(240)	(238)
Purchases of marketable securities	(105)	(673)
Proceeds from sale of marketable securities	387	—
Proceeds from sale of business, net of cash disposed and working capital adjustments	146	9
Other investing activities, net	(3)	24
Net cash provided by/(used for) investing activities	185	(878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	1,620
Dividends paid	(474)	(477)
Repurchases of common stock	(23)	(225)
Other financing activities, net	(15)	(18)
Net cash provided by/(used for) financing activities	(512)	900
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7)	35
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	672	777
Balance at beginning of period	2,944	1,486
Balance at end of period	$3,616	$2,263
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
We operate on a 52- or 53-week fiscal year ending on the last Saturday in December in each calendar year. Unless the context requires otherwise, references to years and quarters contained herein pertain to our fiscal years and fiscal quarters. Our 2026 fiscal year is scheduled to be a 52-week period ending on December 26, 2026, and our 2025 fiscal year was a 52-week period that ended on December 27, 2025.
The condensed consolidated balance sheet data at December 27, 2025 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These statements should be read in conjunction with our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 27, 2025. The results for interim periods are not necessarily indicative of future or annual results.
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
Held for Sale
As of March 28, 2026, assets classified as held for sale were insignificant. As of December 27, 2025, we classified certain assets and liabilities as held for sale in our condensed consolidated balance sheet, primarily relating to the divestiture of our infant and specialty food business in Italy in our International Developed Markets segment. See Note 4, Acquisitions and Divestitures, for additional information.

Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of 90 days or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At March 28, 2026, we had restricted cash of $165 million recorded in other current assets and restricted cash of $143 million recorded in other non-current assets. At December 27, 2025, we had restricted cash of $164 million recorded in other current assets and restricted cash of $165 million recorded in other non-current assets. Total cash, cash equivalents, and restricted cash was $3,616 million at March 28, 2026 and $2,944 million at December 27, 2025.
Note 2. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025.
Note 3. New Accounting Standards
Accounting Standards Not Yet Adopted
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40):
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
Intangibles—Goodwill and Other–Internal—Use Software (Subtopic 350-40):
In September 2025, the FASB issued ASU 2025-06 to provide clarification and improvements to the accounting for internal-use software costs under ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The guidance includes amendments related to capitalization of implementation costs, subsequent measurement, and related presentation and disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures.
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
In the third quarter of 2025, we determined that the Italy Infant Disposal Group met the held for sale criteria. As of July 9, 2025, the date the Italy Infant Disposal Group was determined to be held for sale, we tested the individual assets included within the Italy Infant Disposal Group for impairment. We determined that the net assets of the Italy Infant Disposal Group had an aggregate carrying amount above their estimated fair value less cost to sell, and that the goodwill within the Italy Infant Disposal Group was fully impaired. Accordingly, we recorded a non-cash goodwill impairment loss of $40 million, which was recognized in SG&A, for the year ended December 27, 2025. Further, we recorded an estimated pre-tax loss on sale of business of $47 million for the year ended December 27, 2025, which was recognized in other expense/(income) on our consolidated statement of income. We recognized these costs in the third and fourth quarters of 2025.
The Italy Infant Transaction closed on December 31, 2025, which is in the first quarter of our fiscal year 2026, for total cash consideration of approximately $146 million. We recognized an insignificant adjustment to pre-tax loss on sale of business in other expense/(income) on our condensed consolidated statement of income for the three months ended March 28, 2026.
Note 5. Restructuring Activities
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on our restructuring activities.

Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. As of March 28, 2026, we expect to eliminate approximately 400 positions during the remainder of 2026 related to these programs, primarily outside of North America. For the three months ended March 28, 2026, restructuring activities resulted in a net benefit of $23 million and included a net benefit of $45 million of other restructuring costs, a net expense of $12 million of asset-related costs, and a net expense of $10 million of severance and employee benefit costs. Other restructuring costs included a non-cash benefit related to the settlement of our U.S. Retiree Life Insurance Plan during the three months ended March 28, 2026. Restructuring activities resulted in expenses of $4 million for the three months ended March 29, 2025.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 27, 2025	$9	$2	$11
Charges/(credits)	10	—	10
Cash payments	(1)	(1)	(2)
Balance at March 28, 2026	$18	$1	$19
We expect the majority of the liability for severance and employee benefit costs as of March 28, 2026 to be paid by the end of 2026. The liability for other exit costs relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire in 2026.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Severance and employee benefit costs - Cost of products sold	$11	$(2)
Severance and employee benefit costs - SG&A	(1)	6
Asset-related costs - Cost of products sold	12	—
Other costs - Other expense/(income)	(45)	—
	$(23)	$4
We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended
	March 28, 2026	March 29, 2025
North America	$(46)	$4
International Developed Markets	23	(3)
General corporate expenses	—	3
	$(23)	$4

Note 6. Inventories
Inventories consisted of the following (in millions):

	March 28, 2026	December 27, 2025
Packaging and ingredients	$885	$870
Spare parts	264	264
Work in process	290	278
Finished products	1,871	1,755
Inventories	$3,310	$3,167
At December 27, 2025, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.

Note 7. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International Developed Markets	Emerging Markets	Total
Balance at December 27, 2025	$20,392	$1,470	$317	$22,179
Translation adjustments and other	(1)	(29)	4	(26)
Balance at March 28, 2026	$20,391	$1,441	$321	$22,153
As of March 28, 2026, we maintain 10 reporting units globally, six of which comprise our goodwill balance. These six reporting units had an aggregate goodwill carrying amount of $22.2 billion at March 28, 2026.
Accumulated impairment losses to goodwill were $20.2 billion as of March 28, 2026 and December 27, 2025.
No events occurred during the three months ended March 28, 2026 that indicated it was more likely than not that our goodwill was impaired.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, long-term growth rates, royalty rates, and other market factors. As part of our 2025 annual impairment test as of June 29, 2025, we used discount rates ranging from 7.3% to 14.8% and long-term growth rates ranging from 0.0% to 4.0%. If current expectations of future growth rates and margins are not met, if market factors outside of our control—such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation—change, or if management’s expectations or plans otherwise change (including updates to our long-term operating plans), then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future goodwill impairments.
Since our latest annual impairment test, our Company’s share price has been subject to significant volatility along with fluctuations experienced by other industry peers and much of the broader market. Our fair value determinations incorporate assumptions for future interest rates, stock market volatility, country risks and consideration of our market capitalization. Given the evolving nature and uncertainty in the market and the global economy due to the potential implications from geopolitical conflicts, including the ongoing conflicts in the Middle East, inflationary pressures, and other macroeconomic factors, we will continue to monitor these developments, as well as our response to these potential implications, to assess if their impacts are sustained. If we determine that these factors have an impact on our long-term financial forecast and/or result in a sustained decline in our share price, there is a heightened risk for impairments in the future due to the significant number of reporting units with low excess fair value over carrying amount as described above.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 27, 2025	$34,165
Translation adjustments and other	(70)
Balance at March 28, 2026	$34,095

Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $34.1 billion at March 28, 2026.
No events occurred during the three months ended March 28, 2026 or March 29, 2025 that indicated it was more likely than not that any brand was impaired.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows, income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. As part of our 2025 annual impairment test as of June 29, 2025, we used discount rates ranging from 8.5% to 12.3%, long-term growth rates ranging from 0.0% to 4.0%, and royalty rates ranging from 5.0% to 20.0%. If current expectations of future growth rates, royalty rates, and margins are not met, if market factors outside of our control—such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation—change, or if management’s expectations or plans otherwise change (including updates to our long-term operating plans), then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future intangible asset impairments.
Since our latest annual impairment test, our Company’s share price has been subject to significant volatility along with fluctuations experienced by other industry peers and much of the broader market. Our fair value determinations incorporate assumptions for future interest rates, stock market volatility, country risks and consideration of our market capitalization. Given the evolving nature and uncertainty in the market and the global economy due to the potential implications from geopolitical conflicts, including the ongoing conflicts in the Middle East, inflationary pressures, and other macroeconomic factors, we will continue to monitor these developments, as well as our response to these potential implications, to assess if their impacts are sustained. If we determine that these factors have an impact on our long-term financial forecast and/or result in a sustained decline in our share price, there is a heightened risk for impairments in the future due to the significant number of brands with low excess fair value over carrying amount as described above.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	March 28, 2026			December 27, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net(a)
Trademarks	$2,370	$(1,040)	$1,330	$2,369	$(1,016)	$1,353
Customer-related assets	3,663	(1,708)	1,955	3,704	(1,700)	2,004
Other	11	(4)	7	11	(4)	7
	$6,044	$(2,752)	$3,292	$6,084	$(2,720)	$3,364
(a)    At December 27, 2025, definite-lived intangible assets excluded amounts classified as held for sale due to the Italy Infant Transaction. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $61 million for the three months ended March 28, 2026 and March 29, 2025. Aside from amortization expense and the impacts of foreign currency, the change in definite-lived intangible assets from December 27, 2025 to March 28, 2026 is primarily related to non-cash intangible asset impairment losses of $13 million related to one definite-lived intangible asset within our International Developed Markets segment.
We estimate that amortization expense related to definite-lived intangible assets will be approximately $250 million in 2026, $240 million in 2027 and 2028, and $230 million in 2029, 2030, and 2031.

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
Our effective tax rate for the three months ended March 28, 2026 was an expense of 20.9% on pre-tax income, which was favorably impacted by the tax benefit on the Italy Infant Transaction, the revaluation of deferred tax balances due to changes in U.S. state tax rates, the geographic mix of pre-tax income in various non-U.S. jurisdictions, and the reversal of uncertain tax position reserves in certain U.S. states and non-U.S. jurisdictions.
Our effective tax rate for the three months ended March 29, 2025 was an expense of 29.9% on pre-tax income. Our effective tax rate was impacted by a less favorable geographic mix of pre-tax income in various non-U.S. jurisdictions primarily due to the changes made to our corporate entity structure in December 2024, and certain unfavorable discrete deferred tax adjustments.
The year-over-year change in the effective tax rate for the three-month period was primarily driven by certain favorable discrete income tax items, including the tax benefit on the Italy Infant Transaction, the revaluation of deferred tax balances due to changes in U.S. state tax rates, and the reversal of uncertain tax position reserves in certain U.S. states and non-U.S. jurisdictions.
Other Income Tax Matters:
We are currently under examination for income taxes by the Internal Revenue Service (“IRS”) for the years 2018 through 2022. In 2023, we received two Notices of Proposed Adjustment (the “NOPAs”) relating to transfer pricing with our foreign subsidiaries for the years 2018 and 2019. The NOPAs propose an increase to our U.S. taxable income that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2018 and approximately $210 million for 2019, excluding interest, and assert penalties of approximately $85 million for each of 2018 and 2019. In 2025, we received two NOPAs for the years 2020 through 2022 that could result in additional U.S. federal income tax expense and liability of approximately $200 million for 2020, $210 million for 2021, and $200 million for 2022, excluding interest, and assert penalties of approximately $85 million for each year. We strongly disagree with the IRS’s positions, believe that our tax positions are well documented and properly supported, and intend to vigorously contest the positions taken by the IRS and pursue all available administrative and judicial remedies. Therefore, we have not recorded any reserves related to this issue. We continue to maintain the same operating model and transfer pricing methodology with our foreign subsidiaries that was in place for the years 2018 through 2022. We believe our income tax reserves are appropriate for all open tax years and that final adjudication of this matter will not have a material impact on our results of operations and cash flows. However, the ultimate outcome of this matter is uncertain, and if we are required to pay the IRS additional U.S. taxes, interest, and/or potential penalties, our results of operations and cash flows could be materially affected.
Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 27, 2025	5,520,483	$42.37
Granted	1,015,873	24.61
Forfeited	(403,271)	59.91
Outstanding at March 28, 2026	6,133,085	38.28

Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 27, 2025	6,611,644	$34.52
Granted	4,130,550	24.74
Forfeited	(287,465)	32.53
Vested	(1,748,745)	37.97
Outstanding at March 28, 2026	8,705,984	29.25
The aggregate fair value of RSUs that vested during the period was $43 million for the three months ended March 28, 2026.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 27, 2025	5,460,237	$30.64
Granted	3,081,049	15.40
Forfeited	(383,155)	31.70
Vested	(763,492)	33.74
Outstanding at March 28, 2026	7,394,639	23.92
The aggregate fair value of PSUs that vested during the period was $19 million for the three months ended March 28, 2026.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on our postemployment-related accounting policies.
Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Service cost	$—	$—	$1	$1
Interest cost	27	33	14	14
Expected return on plan assets	(44)	(49)	(19)	(21)
Amortization of prior service costs/(credits)	—	—	1	1
Amortization of unrecognized losses/(gains)	—	—	3	3
Net pension cost/(benefit)	$(17)	$(16)	$—	$(2)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.

Employer Contributions:
Related to our non-U.S. pension plans, we contributed $1 million during the three months ended March 28, 2026 and $1 million during the three months ended March 29, 2025. We plan to make further contributions of approximately $5 million during the remainder of 2026. We did not contribute to our U.S. pension plans during the three months ended March 28, 2026 or March 29, 2025 and do not plan to make contributions during the remainder of 2026. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2026. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.
Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Service cost	$—	$1
Interest cost	6	7
Expected return on plan assets	(8)	(12)
Amortization of prior service costs/(credits)	(3)	(3)
Amortization of unrecognized losses/(gains)	(6)	(6)
Settlements(a)	(45)	—
Net postretirement cost/(benefit)	$(56)	$(13)
(a) Settlements represent a $45 million settlement of our U.S. Retiree Life Insurance Plan
During the first quarter of 2026, we recognized a non-cash benefit of $45 million related to the settlement of our U.S. Retiree Life Insurance Plan. We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our postretirement benefit plans, we contributed $3 million during the three months ended March 28, 2026 and $3 million during the three months ended March 29, 2025. We plan to make further contributions of approximately $8 million to our postretirement benefit plans during the remainder of 2026. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2026. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	March 28, 2026	December 27, 2025
Commodity contracts	$980	$976
Foreign exchange contracts	3,647	4,229
Cross-currency contracts	3,083	3,083

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	March 28, 2026
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$18	$37	$18	$37
Cross-currency contracts(b)	—	—	49	143	49	143
Derivatives not designated as hedging instruments:
Commodity contracts(c)	69	17	71	5	140	22
Foreign exchange contracts(a)	—	—	8	14	8	14
Total fair value	$69	$17	$146	$199	$215	$216
(a)    At March 28, 2026, the fair value of our derivative assets was recorded in other current assets ($20 million) and other non-current assets ($6 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($40 million) and other non-current liabilities ($11 million).
(b)    At March 28, 2026, the fair value of our derivative assets was recorded in other current assets ($39 million) and other non-current assets ($10 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($2 million) and other non-current liabilities ($141 million).
(c)     At March 28, 2026, the fair value of our derivative assets was recorded in other current assets ($132 million) and other non-current assets ($8 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($21 million) and other non-current liabilities ($1 million).

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
(c)    At December 27, 2025, the fair value of our derivative assets was recorded in other current assets and the fair value of our derivative liabilities was recorded in other current liabilities ($70 million) and other non-current liabilities ($3 million).
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions each would have been reduced by $65 million at March 28, 2026 and $45 million at December 27, 2025. We had collected collateral related to commodity derivative margin requirements of $38 million at March 28, 2026, which was included in other current liabilities on our condensed consolidated balance sheet, and posted collateral related to commodity derivative margin requirements of $52 million at December 27, 2025, which was included in prepaid expenses on our condensed consolidated balance sheet.
Level 1 derivative financial assets and liabilities consist of commodity future and options contracts and are valued using quoted prices in active markets for identical assets and liabilities.

Level 2 derivative financial assets and liabilities consist of commodity swaps, foreign exchange forwards, options, and cross-currency contracts. Commodity swaps are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign exchange forwards and swaps are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Foreign exchange options are valued using an income approach based on a Black-Scholes-Merton formula. This formula uses present value techniques and reflects the time value and intrinsic value based on observable market rates. Cross-currency contracts are valued based on observable market spot and swap rates.
We did not have any Level 3 derivative financial assets or liabilities in any period presented.
Our calculation of the fair value of derivative financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.
Net Investment Hedging:
At March 28, 2026, we had the following items designated as net investment hedges:
•Non-derivative foreign-currency denominated debt with principal amounts of €2.4 billion;
•Cross-currency contracts with notional amounts of €954 million ($1.0 billion), C$1.3 billion ($900 million), and JPY9.6 billion ($68 million); and
•Foreign exchange contracts with notional amounts of CNY4.0 billion ($579 million).
The components of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts.
Cash Flow Hedge Coverage:
At March 28, 2026, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 2 years.
Fair Value Hedge Coverage:
At March 28, 2026, we had fair value hedges of the foreign currency exposure of both intercompany and external foreign currency denominated loans:
•Foreign exchange contracts with notional amounts of £400 million ($530 million) and the carrying value of the hedged item of $530 million is included in the long-term debt on the condensed consolidated balance sheets; and
•Cross-currency contracts with notional amounts of £683 million ($864 million) and MXN4.8 billion ($251 million) and the carrying value of intercompany hedged items of $1.2 billion.
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
Deferred Hedging Gains and Losses on Fair Value and Cash Flow Hedges:
Based on our valuation at March 28, 2026 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges, cross-currency fair value hedges, and foreign exchange fair value hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) during the next 12 months on foreign exchange cash flow hedges and cross-currency cash flow hedges to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments		Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended
	March 28, 2026	March 29, 2025
Cash flow hedges:
Foreign exchange contracts	12	(10)	Cost of products sold
Foreign exchange contracts (excluded component)	(1)	(1)	Cost of products sold
Foreign exchange contracts	1	(1)	SG&A
Cross-currency contracts	—	43	Other expense/(income)
Cross-currency contracts	—	(6)	Interest expense
Net investment hedges:
Foreign exchange contracts	(16)	—	Other expense/(income)
Foreign exchange contracts (excluded component)	(3)	—	Interest expense
Cross-currency contracts	41	(30)	Other expense/(income)
Cross-currency contracts (excluded component)	7	9	Interest expense
Fair value hedges:
Foreign exchange contracts (excluded component)	(1)	(3)	Other expense/(income)
Cross-currency contracts (excluded component)	9	29	Other expense/(income)
Total gains/(losses) recognized in statements of comprehensive income	$49	$30

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) recorded to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	March 28, 2026			March 29, 2025
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$3,828	$236	$(101)	$3,935	$229	$(51)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$(3)	$—	$—	$10	$—	$—
Foreign exchange contracts (excluded component)	—	—	—	(1)	—	—
Cross-currency contracts	—	—	1	—	(6)	74
Net investment hedges:(a)
Foreign exchange contracts (excluded component)	—	1	—	—	—	—
Cross-currency contracts (excluded component)	—	7	—	—	9	—
Fair Value hedges:(b)
Foreign exchange contracts	—	—	(9)	—	—	—
Cross-currency contracts	—	—	19	—	—	(34)
Cross-currency contracts (excluded component)(a)	—	—	4	—	—	3
Hedged items	—	—	(10)	—	—	34
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	145	—	—	(11)	—	—
Foreign exchange contracts	—	—	(7)	—	—	9
Cross-currency contracts	—	—	—	—	—	1
Total gains/(losses) recognized in statements of income	$142	$8	$(2)	$(2)	$3	$87
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedge and hedged items gains/(losses) in fair value hedges.
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $64 million for the three months ended March 28, 2026 and pre-tax losses of $49 million for the three months ended March 29, 2025. These amounts were recognized in other comprehensive income/(loss).
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
The following table presents our available-for-sale debt securities’ amortized cost basis, fair value and unrealized gains and losses by significant investment category (in millions):

	March 28, 2026				December 27, 2025
	Amortized Cost Basis(a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost Basis(a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Corporate bonds	$348	$—	$—	$348	$456	$—	$—	$456
Commercial paper	1,086	—	—	1,086	752	—	—	752
U.S. treasury and agency	60	—	—	60	72	—	—	72
Money market funds	—	—	—	—	1	—	—	1
Total	$1,494	$—	$—	$1,494	$1,281	$—	$—	$1,281
(a)    Amortized cost basis excludes approximately $3 million of accrued interest at March 28, 2026 and $4 million at December 27, 2025.
We purchased approximately $935 million in corporate bonds, commercial paper, and U.S. treasury and agency securities and received approximately $729 million in proceeds from maturity of corporate bonds, commercial paper, and U.S. treasury and agency securities for the three months ended March 28, 2026. We purchased approximately $1.2 billion in corporate bonds and commercial paper and received approximately $156 million in proceeds from maturity of corporate bonds and commercial paper for the three months ended March 29, 2025. No investments in corporate bonds, commercial paper, and U.S. treasury and agency securities were sold prior to maturity during the three months ended March 28, 2026 or March 29, 2025. We recognized no direct write-offs or allowances for credit losses in earnings for the three months ended March 28, 2026 or March 29, 2025. Cash flows related to the purchases and sale/maturity of these marketable securities are classified in the condensed consolidated statements of cash flows within investing activities.
The carrying values of our available-for-sale debt securities were included in the following line items in our condensed consolidated balance sheet (in millions):

	March 28, 2026	December 27, 2025
Cash and cash equivalents	$711	$221
Marketable securities	783	1,060
Total	$1,494	$1,281
The contractual maturities of these available-for-sale debt securities are all within one-year as of March 28, 2026 and December 27, 2025.

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Net Fair Value Hedges	Total
Balance as of December 27, 2025	$(2,301)	$(61)	$(2)	$(6)	$(2,370)
Foreign currency translation adjustments	(122)	—	—	—	(122)
Net deferred gains/(losses) on net investment hedges	67	—	—	—	67
Amounts excluded from the effectiveness assessment of net investment hedges	3	—	—	—	3
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	—	—	—	(6)
Net deferred gains/(losses) on cash flow hedges	—	—	10	—	10
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	(1)	—	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	2	—	2
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	7	7
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	—	—	—	(3)	(3)
Net actuarial gains/(losses) arising during the period	—	3	—	—	3
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(38)	—	—	(38)
Total other comprehensive income/(loss)	(58)	(35)	11	4	(78)
Balance as of March 28, 2026	$(2,359)	$(96)	$9	$(2)	$(2,448)

The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	March 28, 2026			March 29, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(122)	$—	$(122)	$309	$—	$309
Net deferred gains/(losses) on net investment hedges	89	(22)	67	(79)	19	(60)
Amounts excluded from the effectiveness assessment of net investment hedges	4	(1)	3	9	(2)	7
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	2	(6)	(9)	2	(7)
Net deferred gains/(losses) on cash flow hedges	13	(3)	10	26	(6)	20
Amounts excluded from the effectiveness assessment of cash flow hedges	(1)	—	(1)	(1)	—	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	2	—	2	(77)	19	(58)
Amounts excluded from the effectiveness assessment of fair value hedges	8	(1)	7	26	(7)	19
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(4)	1	(3)	(3)	1	(2)
Net deferred gains/(losses) on available-for-sale debt securities	—	—	—	(1)	—	(1)
Net actuarial gains/(losses) arising during the period	4	(1)	3	—	—	—
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(50)	12	(38)	(5)	1	(4)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)		Affected Line Item in the Statements of Income
	For the Three Months Ended
	March 28, 2026	March 29, 2025
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$(1)	$—	Interest expense
Cross-currency contracts(a)	(7)	(9)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(a) (b)	3	(9)	Cost of products sold
Cross-currency contracts(a) (b)	(1)	(74)	Other expense/(income)
Cross-currency contracts(a) (b)	—	6	Interest expense
Losses/(gains) on fair value hedges:
Cross-currency contracts(a)	(4)	(3)	Other expense/(income)
Losses/(gains) on hedges before income taxes	(10)	(89)
Losses/(gains) on hedges, income taxes	3	22
Losses/(gains) on hedges	$(7)	$(67)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(c)	$(3)	$(3)
Amortization of prior service costs/(credits)(c)	(2)	(2)
Settlement and curtailment losses/(gains)(c)	(45)	—
Losses/(gains) on postemployment benefits before income taxes	(50)	(5)
Losses/(gains) on postemployment benefits, income taxes	12	1
Losses/(gains) on postemployment benefits	$(38)	$(4)
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
Note 13. Financing Arrangements
Trade Payables Programs:
We maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets or other forms of guarantees in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. The amounts confirmed outstanding under these programs were $756 million at March 28, 2026 and $755 million at December 27, 2025. The amounts were included in accounts payable on our condensed consolidated balance sheets.
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

Stockholder Derivative Action:
Certain of The Kraft Heinz Company’s current and former officers and directors and 3G Capital, Inc. and several of its subsidiaries and affiliates (the “3G Entities”) have been named as defendants in a consolidated stockholder derivative action, In re Kraft Heinz Company Derivative Litigation, which was originally filed in 2019 in the Delaware Court of Chancery. The consolidated amended complaint, which was filed on April 27, 2020, alleged state law claims, contending that the 3G Entities were controlling stockholders who owed fiduciary duties to the Company, and that they breached those duties by allegedly engaging in insider trading and misappropriating the Company’s material, non-public information. The complaint further alleged that certain of The Kraft Heinz Company’s current and former officers and directors breached their fiduciary duties to the Company by purportedly making materially misleading statements and omissions regarding the Company’s financial performance and the impairment of its goodwill and intangible assets, and by supposedly approving or allowing the 3G Entities’ alleged insider trading. The complaint sought relief against the defendants in the form of damages, disgorgement of all profits obtained from the alleged insider trading, contribution and indemnification, and an award of attorneys’ fees and costs. The defendants filed a motion to dismiss the consolidated amended complaint, which motion the Delaware Chancery Court granted in an order dated December 15, 2021. The plaintiffs filed a notice of appeal on January 13, 2022, and the Delaware Supreme Court affirmed the trial court’s dismissal with prejudice of the consolidated amended complaint in an order dated August 1, 2022. One of the plaintiffs from the In re Kraft Heinz Company Derivative Litigation subsequently filed a new complaint, Erste Asset Management GmbH v. Hees, et al., against certain current and former officers and directors of The Kraft Heinz Company on November 28, 2023 in the Delaware Court of Chancery, seeking to reinstate the plaintiff’s previously-dismissed claims and recover attorneys’ fees and costs incurred in the dismissed litigation on the basis of alleged newly discovered evidence. Specifically, the plaintiff alleges the 3G Entities caused the Company to make false and misleading public disclosures regarding the independence of two directors of The Kraft Heinz Company, one of whose independence plaintiff contends formed a basis for the court’s prior dismissal of the In re Kraft Heinz Company Derivative Litigation consolidated amended complaint. The defendants filed a motion to dismiss the complaint, which the Delaware Chancery Court granted in an order dated August 8, 2024, dismissing the complaint with prejudice. The plaintiff filed a notice of appeal on September 5, 2024. The Delaware Supreme Court issued an opinion and order on June 9, 2025, reversing the trial court’s dismissal of the complaint and remanding the case to the trial court for further proceedings.
Following remand, the trial court entered a stipulation on December 1, 2025, consolidating the previously dismissed In re Kraft Heinz Company Derivative Litigation with the Erste Asset Management GmbH v. Hees, et al. suit under Case No. 2019-0587-LWW. The stipulation also appointed the General Retirement System of the City of Detroit, the Police & Fire Retirement System of the City of Detroit, and Erste Asset Management GmbH as co-lead plaintiffs and their counsel as co-lead counsel. On December 2, 2025, the plaintiffs filed a motion for leave to file a verified consolidated second amended complaint, which motion the court granted with limitations on April 2, 2026. We intend to vigorously defend against this lawsuit; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.
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
Since September 2021, the Company has been involved in an administrative proceeding with the environmental authority from the State of Goiás (“SEMAD”) regarding alleged pollution in the Capivara stream related to a Company facility in Brazil. In March 2025, SEMAD issued a first instance administrative decision maintaining the initial infraction notice, and in September 2025, SEMAD issued a second instance administrative decision again maintaining the initial infraction notice. In a separate civil action brought against the Company by the local Public Prosecutor in September 2025 relating to the same alleged pollution, the court of first instance imposed a penalty against the Company in November 2025. In March 2026, the Public Prosecutor filed a criminal complaint against the Company and two former plant-level employees in connection with the same stream pollution contentions. Given that there are several available levels of appeal from both SEMAD’s administrative decision and the decision of the court in the Public Prosecutor’s civil action, and given the preliminary nature of the criminal action, we cannot predict with certainty how these matters will resolve; however, we do not expect that the ultimate costs to resolve either matter will have a material adverse effect on our financial condition, results of operations, or cash flows.

Debt
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Borrowing Arrangements:
See Note 17, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on our borrowing arrangements.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of March 28, 2026.
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
Fair Value of Debt:
At March 28, 2026, the aggregate fair value of our total debt was $19.6 billion as compared with a carrying value of $21.1 billion. At December 27, 2025, the aggregate fair value of our total debt was $20.4 billion as compared with a carrying value of $21.2 billion. Our short-term debt had a carrying value that approximated its fair value at March 28, 2026 and December 27, 2025. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
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
Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended
	March 28, 2026	March 29, 2025
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$798	$712
Weighted average shares of common stock outstanding	1,185	1,194
Net earnings/(loss)	$0.67	$0.60
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$798	$712
Weighted average shares of common stock outstanding	1,185	1,194
Effect of dilutive equity awards	3	4
Weighted average shares of common stock outstanding, including dilutive effect	1,188	1,198
Net earnings/(loss)	$0.67	$0.59

We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 7 million for the three months ended March 28, 2026 and 6 million for the three months ended March 29, 2025.
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

Net sales by segment were (in millions):

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Net sales:
North America	$4,458	$4,488
International Developed Markets	843	817
Total segment net sales	5,301	5,305
Emerging Markets	746	694
Total net sales	$6,047	$5,999
Segment Adjusted Operating Income was (in millions):

	For the Three Months Ended
	March 28, 2026			March 29, 2025
	North America	International Developed Markets	Total	North America	International Developed Markets	Total
Net Sales	$4,458	$843		$4,488	$817
Adjusted Cost of Products Sold(a)	2,885	575		2,871	568
Other segment items(b)	599	135		516	122
Segment Adjusted Operating Income	$974	$133	$1,107	$1,101	$127	$1,228
Emerging Markets			95			99
General corporate expenses			(144)			(128)
Restructuring activities			(22)			(4)
Unrealized gains/(losses) on commodity hedges			178			1
Impairment losses			(13)			—
Separation costs			(56)			—
Operating income/(loss)			1,145			1,196
Interest expense			236			229
Other expense/(income)			(101)			(51)
Income/(loss) before income taxes			$1,010			$1,018
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

Total depreciation and amortization expense by segment was (in millions):

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Depreciation and amortization expense:
North America	$162	$155
International Developed Markets	37	36
Total segment depreciation and amortization expense	199	191
Emerging Markets	30	28
General corporate expenses	16	12
Total depreciation and amortization expense	$245	$231
Total capital expenditures by segment were (in millions):

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Capital expenditures:
North America	$140	$139
International Developed Markets	42	45
Total segment capital expenditures	182	184
Emerging Markets	25	26
General corporate expenses	33	28
Total capital expenditures	$240	$238

In the first quarter of 2026, we modified our net sales disaggregation disclosure to present net sales by product category. This change has been reflected in all periods presented. We report net sales through ten product categories: Condiments, Sauces and Spreads, Ambient Meals and Sides, Refreshment Beverages, Meats, Frozen Meals and Sides, Cheese, Refrigerated Snacks, Desserts, Coffee, and Other.
•Condiments, Sauces, and Spreads primarily includes Heinz ketchup and other condiments, Kraft mayonnaise and dressings, Philadelphia cream cheese, Classico pasta sauces, and Miracle Whip, among other condiments and sauces.
•Ambient Meals and Sides primarily includes Kraft and Velveeta Mac & Cheese varieties, Heinz beans and soups, Stove Top stuffing mix. and other shelf stable products.
•Refreshment Beverages primarily includes Capri-Sun and Kool-Aid ready-to-drink beverages, Crystal Light powdered beverages, and Mio liquid concentrates.
•Meats primarily includes Oscar Mayer cold cuts, bacon, and hot dogs.
•Frozen Meals and Sides primarily includes Ore-Ida frozen potato products, and other frozen snacks and meals.
•Cheese primarily includes our Kraft and Velveeta cheese varieties.
•Refrigerated Snacks primarily includes Lunchables meal kits, Claussen pickles, and other refrigerated varieties.
•Desserts primarily includes Jell-O, Cool Whip and other dry packaged, refrigerated, and frozen desserts.
•Coffee primarily includes Maxwell House coffee and other coffee products.
•Other primarily includes our infant foods varieties and other regional products.
Net sales by category were (in millions):

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Condiments, Sauces, and Spreads	$2,702	$2,607
Ambient Meals and Sides	747	742
Refreshment Beverages	502	502
Meats	459	487
Frozen Meals and Sides	402	419
Cheese	390	396
Refrigerated Snacks	283	289
Desserts	244	226
Coffee	232	222
Other	86	109
Total net sales	$6,047	$5,999
Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Net pension and postretirement non-service cost/(benefit)	$(74)	$(33)
Loss/(gain) on sale of business	(3)	—
Interest income	(42)	(23)
Foreign exchange losses/(gains)	23	58
Derivative losses/(gains)	(8)	(53)
Other miscellaneous expense/(income)	3	—
Other expense/(income)	$(101)	$(51)
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
See Note 16, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Acquisitions and Divestitures:
On December 31, 2025, which was in the first quarter of our fiscal year 2026, we closed the sale of our infant and specialty food business in Italy within our International Developed Markets segment for cash consideration of approximately $146 million. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on divestiture activities.
Business Trends and Items Affecting Comparability of Financial Results
Inflation and Tariff Impacts:
During the three months ended March 28, 2026, we experienced inflationary pressures in our supply chain costs at rates lower than those we experienced in the prior year period. However, we expect inflationary pressures to increase throughout 2026 due, in part, to the Iran Conflict, although there continues to be significant uncertainty. We continue to take measures to mitigate the impact of this inflation through efficiency initiatives, pricing actions, alternative sourcing, and hedging strategies. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial, mitigative actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we have taken have, in some instances, negatively impacted, and could continue to negatively impact, our market share.

Throughout 2025, we experienced increased inflationary pressures in our supply chain costs due to the tariff and trade policy actions taken by the United States. On February 20, 2026, the U.S. Supreme Court invalidated those tariffs imposed by the Trump Administration under the International Emergency Economic Power Act ("IEEPA"). In response to the Supreme Court's decision, the Trump Administration announced a new 10% global tariff under a different statutory authority, however, there remains uncertainty regarding the duration, scope, and likelihood of further legal challenges of the newly initiated tariffs.

Further, on March 4, 2026, the Court of International Trade ordered the Trump Administration to begin refunding all tariffs imposed under IEEPA. Kraft Heinz is not the Importer of Record for the majority of the raw materials we source from outside of the U.S. As a result, any recovery is dependent on the actions of our suppliers and the contractually negotiated outcomes with these suppliers. Therefore, the timing and the amount of recovery, if any, are uncertain at this time.
Iran Conflict
On February 28, 2026, the United States and Israel launched a joint military operation against Iran targeting the country's leadership, nuclear facilities, missile sites, and security forces. In response, Iran launched retaliatory strikes against Israel, Saudi Arabia, United Arab Emirates, and other countries in the Persian Gulf region. As of March 28, 2026, less than 1% of consolidated total assets were located in the impacted countries, and less than 1% of consolidated net sales were generated by our businesses in the region. While the Iran conflict did not have a material impact on our results of operations through the first quarter of 2026, the ongoing geopolitical tensions involving Iran have increased, and could continue to increase, the risk of supply-chain disruption and inflationary pressures, particularly related to procurement and logistics costs. As the situation is rapidly changing, we will continue to evaluate the potential impact that this conflict has on our business.

Regulatory Landscape:
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States. The OBBBA includes a broad range of changes to U.S. tax law, which did not have a material impact on our total tax provision as of March 28, 2026, and we do not expect the elective provisions of the law to have a material impact on our effective tax rate in future periods. Further, certain provision of the OBBBA impact the timing of cash tax payments, which resulted in a reduction of our cash tax payments in 2025, and is expected to reduce cash tax payments in 2026; however we do not expect these provisions to have a material impact on our cash flows in future periods.

The OBBBA also enacted modifications to the Supplemental Nutrition Assistance Program (“SNAP”). As of the first quarter of 2026, the modifications have resulted in a reduction of the number of SNAP participants and the average benefits received by the eligible participants, which has, and may continue to have, a negative impact on consumers’ demand for our products. While we have taken measures to attempt to mitigate these negative impacts, these modifications to the SNAP program may continue to have a negative impact on our results of operations, cash flows, and market share.
Previously Announced Separation Transaction:
On September 2, 2025, we announced a plan to separate the Company into two independent, publicly traded companies through a tax-free spin-off (the “Separation”). On February 11, 2026, we announced that the Kraft Heinz Board of Directors (the “Board”) has decided to pause work related to the Separation. If work related to the Separation is resumed, the Separation would be subject to the satisfaction of customary conditions, including final approval by the Board, receipt of favorable tax opinions of our U.S. tax advisors with respect to the tax-free nature of the Separation, and the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission. The timing of the Separation and whether it will be completed is uncertain and we cannot assure that the Separation will be completed on the anticipated timeline or at all or that the terms of the Separation will not change. We incurred $56 million of separation costs for the three months ended March 28, 2026, primarily related to consulting, advisory and employee-related costs. These costs were recognized in SG&A on our consolidated statements of income.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended
	March 28, 2026	March 29, 2025	% Change
	(in millions, except per share data)
Net sales	$6,047	$5,999	0.8%
Operating income/(loss)	1,145	1,196	(4.3)%
Net income/(loss)	799	714	11.9%
Net income/(loss) attributable to common shareholders	798	712	12.1%
Diluted EPS	0.67	0.59	13.6%
Net Sales:

	For the Three Months Ended
	March 28, 2026	March 29, 2025	% Change
	(in millions)
Net sales	$6,047	$5,999	0.8%
Organic Net Sales(a)	5,919	5,944	(0.4)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended March 28, 2026 Compared to the Three Months Ended March 29, 2025:
Net sales increased 0.8% to $6.0 billion for the three months ended March 28, 2026 compared to $6.0 billion for the three months ended March 29, 2025, including the favorable impact of foreign currency (1.9 pp) and unfavorable impact of acquisitions and divestitures (0.7 pp). Organic Net Sales decreased 0.4% to $5.9 billion for the three months ended March 28, 2026 compared to $5.9 billion for the three months ended March 29, 2025, primarily due to the unfavorable volume/mix (1.2 pp), which more than offset higher pricing (0.8 pp). Pricing was higher in each segment. Volume/mix was unfavorable in each segment.
Net Income/(Loss):

	For the Three Months Ended
	March 28, 2026	March 29, 2025	% Change
	(in millions)
Operating income/(loss)	$1,145	$1,196	(4.3)%
Net income/(loss)	799	714	11.9%
Net income/(loss) attributable to common shareholders	798	712	12.1%
Adjusted Operating Income(a)	1,058	1,199	(11.8)%
(a)    Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 28, 2026 Compared to the Three Months Ended March 29, 2025:
Operating income/(loss) decreased 4.3% to income of $1.1 billion for the three months ended March 28, 2026 compared to income of $1.2 billion for the three months ended March 29, 2025, primarily due to increased advertising expenses, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, separation costs incurred in the current year period, and increased restructuring costs. These unfavorable impacts to operating income/(loss) were partially offset by favorable changes in unrealized losses/(gains) on commodity hedges, higher pricing, and certain nonrecurring procurement cost recoveries.
Net income/(loss) increased 11.9% to income of $799 million for the three months ended March 28, 2026 compared to income of $714 million for the three months ended March 29, 2025. This increase was primarily driven by lower income tax expense and favorable changes in other expense/(income), partially offset by the unfavorable changes in operating income/(loss) factors discussed above and higher interest expense.
•Our effective tax rate for the three months ended March 28, 2026 was an expense of 20.9% on pre-tax income, compared to an expense of 29.9% for the three months ended March 29, 2025. The year-over-year change in the effective tax rate for the three-month period was primarily driven by certain favorable discrete income tax items, including the tax benefit on the Italy Infant Transaction, the revaluation of deferred tax balances due to changes in U.S. state tax rates, and the reversal of uncertain tax position reserves in certain U.S. states and non-U.S. jurisdictions.
•Other expense/(income) was $101 million of income for the three months ended March 28, 2026 compared to $51 million of income for the three months ended March 29, 2025. This change was primarily driven by a $41 million favorable change in net pension and postretirement non-service benefits related to the settlement of our U.S. Retiree Life Insurance Plan in the first quarter of 2026 and a $19 million increase in interest income.
Adjusted Operating Income decreased 11.8% to $1.1 billion for the three months ended March 28, 2026 compared to $1.2 billion for the three months ended March 29, 2025, primarily due to increased advertising expenses, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, and unfavorable volume/mix. These unfavorable impacts more than offset higher pricing, certain nonrecurring procurement cost recoveries, and the favorable impact of foreign currency (0.7 pp).

Diluted EPS:

	For the Three Months Ended
	March 28, 2026	March 29, 2025	% Change
Diluted EPS	$0.67	$0.59	13.6%
Adjusted EPS(a)	0.58	0.62	(6.5)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 28, 2026 Compared to the Three Months Ended March 29, 2025:
Diluted EPS increased 13.6% to $0.67 for the three months ended March 28, 2026 compared to $0.59 for the three months ended March 29, 2025, primarily due to the net income/(loss) factors discussed above.

	For the Three Months Ended
	March 28, 2026	March 29, 2025	$ Change	% Change
Diluted EPS	$0.67	$0.59	$0.08	13.6%
Restructuring activities	(0.02)	0.01	(0.03)
Unrealized losses/(gains) on commodity hedges	(0.11)	—	(0.11)
Impairment losses	0.01	—	0.01
Separation costs	0.04	—	0.04
Losses/(gains) on sale of business	(0.02)	—	(0.02)
Nonmonetary currency devaluation	0.01	0.01	—
Certain significant discrete income tax items	—	0.01	(0.01)
Adjusted EPS(a)	$0.58	$0.62	$(0.04)	(6.5)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.09)
Effective tax rate			0.05
			$(0.04)
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 6.5% to $0.58 for the three months ended March 28, 2026 compared to $0.62 for the three months ended March 29, 2025. This decrease was primarily due to lower Adjusted Operating Income, which more than offset lower taxes on adjusted earnings.
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

Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our condensed consolidated statements of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our condensed consolidated balance sheets, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2025, for additional information. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela, Turkey, and Egypt, which are all in Emerging Markets.
Net Sales:

	For the Three Months Ended
	March 28, 2026	March 29, 2025
	(in millions)
Net sales:
North America	$4,458	$4,488
International Developed Markets	843	817
Emerging Markets	746	694
Total net sales	$6,047	$5,999
Organic Net Sales:

	For the Three Months Ended
	March 28, 2026	March 29, 2025
	(in millions)
Organic Net Sales(a):
North America	$4,438	$4,488
International Developed Markets	779	780
Emerging Markets	702	676
Total Organic Net Sales	$5,919	$5,944
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three months ended March 28, 2026 compared to the three months ended March 29, 2025 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(0.7)%	0.4 pp	0.0 pp	(1.1)%	0.4 pp	(1.5) pp
International Developed Markets	3.2%	7.9 pp	(4.6) pp	(0.1)%	0.2 pp	(0.3) pp
Emerging Markets	7.6%	3.8 pp	0.0 pp	3.8%	4.4 pp	(0.6) pp
Kraft Heinz	0.8%	1.9 pp	(0.7) pp	(0.4)%	0.8 pp	(1.2) pp

Adjusted Operating Income:

	For the Three Months Ended
	March 28, 2026	March 29, 2025
	(in millions)
Segment Adjusted Operating Income:
North America	$974	$1,101
International Developed Markets	133	127
Total Segment Adjusted Operating Income	1,107	1,228
Emerging Markets	95	99
General corporate expenses	(144)	(128)
Restructuring activities	(22)	(4)
Unrealized gains/(losses) on commodity hedges	178	1
Impairment losses	(13)	—
Separation costs	(56)	—
Operating income/(loss)	1,145	1,196
Interest expense	236	229
Other expense/(income)	(101)	(51)
Income/(loss) before income taxes	$1,010	$1,018
North America:

	For the Three Months Ended
	March 28, 2026	March 29, 2025	% Change
	(in millions)
Net sales	$4,458	$4,488	(0.7)%
Organic Net Sales(a)	4,438	4,488	(1.1)%
Segment Adjusted Operating Income	974	1,101	(11.6)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended March 28, 2026 Compared to the Three Months Ended March 29, 2025:
Net sales decreased 0.7% to $4.5 billion for the three months ended March 28, 2026 compared to $4.5 billion for the three months ended March 29, 2025. Organic Net Sales decreased 1.1% to $4.4 billion for the three months ended March 28, 2026 compared to $4.5 billion for the three months ended March 29, 2025, primarily due to unfavorable volume/mix (1.5 pp), which more than offset higher pricing (0.4 pp). Unfavorable volume/mix was primarily due to declines in coffee, cold cuts, powdered beverages, and frozen snacks, which more than offset the favorable impact to certain categories as a result of the shift in Easter timing. Higher pricing was taken in certain categories to mitigate higher input costs, primarily in coffee.
Segment Adjusted Operating Income decreased 11.6% to $1.0 billion for the three months ended March 28, 2026 compared to $1.1 billion for the three months ended March 29, 2025, primarily due to inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, increased advertising expenses, and unfavorable volume/mix. These unfavorable impacts to Segment Adjusted Operating Income more than offset certain nonrecurring procurement cost recoveries, higher pricing, and the favorable impact of foreign currency (0.3 pp).
International Developed Markets:

	For the Three Months Ended
	March 28, 2026	March 29, 2025	% Change
	(in millions)
Net sales	$843	$817	3.2%
Organic Net Sales(a)	779	780	(0.1)%
Segment Adjusted Operating Income	133	127	4.9%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Three Months Ended March 28, 2026 Compared to the Three Months Ended March 29, 2025:
Net sales increased 3.2% to $843 million for the three months ended March 28, 2026 compared to $817 million for the three months ended March 29, 2025, including the favorable impacts of foreign currency (7.9 pp) and unfavorable impact of acquisitions and divestitures (4.6 pp). Organic Net Sales decreased 0.1% to $779 million for the three months ended March 28, 2026 compared to $780 million for the three months ended March 29, 2025, primarily due to unfavorable volume/mix (0.3 pp), which more than offset higher pricing (0.2 pp). Unfavorable volume/mix was primarily due to a temporary pause in shipments due to negotiations with certain customers within our Western Europe and Australia regions, which more than offset favorable volume/mix in the United Kingdom.
Segment Adjusted Operating Income increased 4.9% to $133 million for the three months ended March 28, 2026 compared to $127 million for the three months ended March 29, 2025, primarily driven by the favorable impact of foreign currency (7.0 pp) and decreased procurement costs, which more than offset the decrease in Segment Adjusted Operating Income resulting from the Italy Infant Transaction and increased advertising expenses.
Emerging Markets:

	For the Three Months Ended
	March 28, 2026	March 29, 2025	% Change
	(in millions)
Net sales	$746	$694	7.6%
Organic Net Sales(a)	702	676	3.8%
Segment Adjusted Operating Income(b)	95	99	(4.0)%
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
Three Months Ended March 28, 2026 Compared to the Three Months Ended March 29, 2025:
Net sales increased 7.6% to $746 million for the three months ended March 28, 2026 compared to $694 million for the three months ended March 29, 2025, including the favorable impacts of foreign currency (3.8 pp). Organic Net Sales increased 3.8% to $702 million for the three months ended March 28, 2026 compared to $676 million for the three months ended March 29, 2025, primarily driven by higher pricing (4.4 pp), which more than offset unfavorable volume/mix (0.6 pp). Higher pricing was taken primarily in certain countries within WEEM to address inflationary pressures. Unfavorable volume/mix was primarily driven by Indonesia.
Segment Adjusted Operating Income decreased 4.0% to $95 million for the three months ended March 28, 2026 compared to $99 million for the three months ended March 29, 2025, primarily due to inflationary pressures in procurement and manufacturing costs that outpaced our efficiency initiatives, increased SG&A due, in part, to increased headcount in our sales and marketing teams, and increased advertising expenses. These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing.
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
Cash Flow Activity for the Three Months Ended March 28, 2026 Compared to the Three Months Ended March 29, 2025:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $1.0 billion for the three months ended March 28, 2026 compared to $720 million for the three months ended March 29, 2025. This increase was primarily driven by favorable changes in working capital, due, in part, to inventory optimization efforts and improved supplier payment terms, as well as favorable changes in collateral receipts related to our commodity derivative margin requirements. These impacts were partially offset by lower Adjusted Operating Income.

Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $185 million for the three months ended March 28, 2026 compared to net cash used for investing activities of $878 million for the three months ended March 29, 2025. This change was primarily driven by higher purchases of marketable securities in the prior year period, proceeds received on the sale of marketable securities in 2026, and proceeds received in connection with the close of the Italy Infant Transaction. We expect 2026 capital expenditures to be approximately $900 million compared to the 2025 capital expenditures of $801 million. Our 2026 capital expenditures are expected to be primarily driven by maintenance projects, capital investments focused on generating growth, and investments in technology.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $512 million for the three months ended March 28, 2026 compared to net cash provided by financing activities of $900 million for the three months ended March 29, 2025. This change was primarily driven by debt proceeds received from the issuance of the 2025 Notes in the prior year period, partially offset by decreased repurchases of common stock compared to the prior year period.
Cash Held by International Subsidiaries:
Of the $3.3 billion cash and cash equivalents on our condensed consolidated balance sheet at March 28, 2026, $935 million was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2025 accumulated earnings of certain international subsidiaries is approximately $70 million.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. The amounts confirmed outstanding under these programs were $756 million at March 28, 2026 and $755 million at December 27, 2025. The amounts were included in accounts payable on our consolidated balance sheets. See Note 13, Financing Arrangements, in Item 1, Financial Statements, for additional information on our trade payables programs.
Borrowing Arrangements:
As of the date of this filing, our long-term debt is rated BBB with a negative outlook from S&P Global Ratings and Fitch Ratings, and Baa2 with ratings under review for downgrade from Moody’s Investor Services, Inc.
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at March 28, 2026, at December 27, 2025, or during the three months ended March 28, 2026 or March 29, 2025.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2030. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at March 28, 2026 or December 27, 2025, or during the three months ended March 28, 2026 or March 29, 2025.
Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of March 28, 2026.
Long-Term Debt:
Our long-term debt, including the current portion, was $21.1 billion at March 28, 2026 and $21.2 billion at December 27, 2025. This decrease was primarily due to the changes in foreign currency exchange rates on our foreign-denominated debt.

In the first quarter of 2025, KHFC, our 100% owned operating subsidiary, issued 600 million euro aggregate principal amount of 3.250% senior notes due March 2033, $500 million aggregate principal amount of 5.200% senior notes due March 2032, and $500 million aggregate principal amount of 5.400% senior notes due March 2035 (collectively, the “2025 Notes”). We used a portion of the net proceeds from the 2025 Notes to fund the 600 million euro senior notes that matured in May 2025 and for general corporate purposes, including our investment in certain marketable fixed-income debt securities that are classified as available-for-sale.
We have aggregate principal amounts of senior notes of approximately $1.9 billion maturing in June 2026. We intend to utilize the proceeds from the sale of a significant portion of our available-for-sale debt securities to fund the repayment of these notes.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of March 28, 2026.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, for additional information on our long-term debt activity, Note 11, Financial Instruments, in Item 1, Financial Statements, for additional information on our available-for-sale securities, and Note 17, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on our borrowing arrangements and long-term debt.
Equity and Dividends:
We paid dividends on our common stock of $474 million for the three months ended March 28, 2026. Additionally, in the second quarter of 2026, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on June 26, 2026 to stockholders of record on June 5, 2026.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, transactions structured through investment banking institutions, or other means. We purchased no shares during the three months ended March 28, 2026 and had approximately $1.5 billion remaining authorization under the share repurchase program as of March 28, 2026. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
Aggregate Contractual Obligations:
There were no material changes to our aggregate contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025.
Supplemental Guarantor Information:
The Kraft Heinz Company (as the “Parent Guarantor”) fully and unconditionally guarantees all the senior unsecured registered notes (collectively, the “KHFC Senior Notes”) issued by KHFC, our 100% owned operating subsidiary (the “Guarantee”). See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements, and Note 17, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional descriptions of these guarantees.
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

Summarized Statement of Income

For the Three Months Ended
March 28, 2026
Net sales	$3,807
Gross profit(a)	1,588
Intercompany service fees and other recharges	1,199
Operating income/(loss)	229
Equity in earnings/(losses) of subsidiaries	749
Net income/(loss)	798
Net income/(loss) attributable to common shareholders	798
(a)    For the three months ended March 28, 2026, the Obligor Group recorded $120 million of net sales to the non-guarantor subsidiaries and $16 million of purchases from the non-guarantor subsidiaries.
Summarized Balance Sheets

	March 28, 2026	December 27, 2025
ASSETS
Current assets	$6,867	$6,336
Current assets due from affiliates(a)	159	269
Non-current assets	5,612	5,648
Goodwill	8,823	8,823
Intangible assets, net	1,740	1,768
Non-current assets due from affiliates(b)	28	28
LIABILITIES
Current liabilities	$5,302	$5,211
Current liabilities due to affiliates(a)	1,270	1,122
Non-current liabilities	21,165	21,260
Non-current liabilities due to affiliates(b)	204	208
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.

Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meats, sugar and other sweeteners, coffee beans, edible oils, tomatoes, wheat products, fruits and vegetables, and eggs to manufacture our products. In addition, we purchase and use significant quantities of plastics, resins, cardboard, glass, paper, and metal to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor global supply and cost trends of these commodities.
During the three months ended March 28, 2026, we experienced decreased commodity costs for cheese and dairy products, while commodity costs for meats, coffee, edible oils, and fruits and vegetables increased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
See our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on how we manage commodity costs.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2025.
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments, and assumptions. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 27, 2025 for a discussion of our critical accounting estimates and assumptions.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended March 28, 2026
North America	$4,458	$20	$—	$4,438
International Developed Markets	843	64	—	779
Emerging Markets	746	44	—	702
Kraft Heinz	$6,047	$128	$—	$5,919

Three Months Ended March 29, 2025
North America	$4,488	$—	$—	$4,488
International Developed Markets	817	—	37	780
Emerging Markets	694	18	—	676
Kraft Heinz	$5,999	$18	$37	$5,944

Year-over-year growth rates
North America	(0.7)%	0.4 pp	0.0 pp	(1.1)%	0.4 pp	(1.5) pp
International Developed Markets	3.2%	7.9 pp	(4.6) pp	(0.1)%	0.2 pp	(0.3) pp
Emerging Markets	7.6%	3.8 pp	0.0 pp	3.8%	4.4 pp	(0.6) pp
Kraft Heinz	0.8%	1.9 pp	(0.7) pp	(0.4)%	0.8 pp	(1.2) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Operating income/(loss)	$1,145	$1,196
Restructuring activities	22	4
Unrealized losses/(gains) on commodity hedges	(178)	(1)
Impairment losses	13	—
Separation costs	56	—
Adjusted Operating Income	$1,058	$1,199

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended
	March 28, 2026	March 29, 2025
Diluted EPS	$0.67	$0.59
Restructuring activities(a)	(0.02)	0.01
Unrealized losses/(gains) on commodity hedges(b)	(0.11)	—
Impairment losses(c)	0.01	—
Separation costs(d)	0.04	—
Losses/(gains) on sale of business(e)	(0.02)	—
Nonmonetary currency devaluation(f)	0.01	0.01
Certain significant discrete income tax items(g)	—	0.01
Adjusted EPS	$0.58	$0.62
(a)    Gross expenses/(income) included in restructuring activities were income of $23 million ($18 million after-tax) for the three months ended March 28, 2026 and expenses of $4 million ($3 million after-tax) for the three months ended March 29, 2025 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $23 million for the three months ended March 28, 2026 and income of $2 million for the three months ended March 29, 2025; and
•SG&A included income of $1 million for the three months ended March 28, 2026 and expenses of $6 million for the three months ended March 29, 2025; and
•Other expense/(income) included income of $45 million for the three months ended March 28, 2026.
(b)    Gross income included in unrealized losses/(gains) on commodity hedges was $178 million ($134 million after-tax) for the three months ended March 28, 2026 and $1 million ($1 million after-tax) for the three months ended March 29, 2025, and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Intangible asset impairment losses of $13 million ($13 million after-tax) for the three months ended March 28, 2026, which were recorded in SG&A.
(d)    Gross expenses included in separation costs were $56 million ($45 million after-tax) for the three months ended March 28, 2026 and were recorded in SG&A.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business was income of $3 million ($29 million after-tax) for the three months ended March 28, 2026 and were recorded in other expense/(income).
(f)    Gross expenses included in nonmonetary currency devaluation were $12 million ($12 million after-tax) for the three months ended March 28, 2026 and $14 million ($14 million after-tax) for the three months ended March 29, 2025 and were recorded in other expense/(income).
(g)    Certain significant discrete income tax items were an expense of $13 million for the three months ended March 29, 2025. The expense represents movement in the valuation allowance against deferred tax assets in our subsidiary in Brazil and adjustments recorded to the deferred tax asset and valuation allowance related to the transfer of business operations to a wholly-owned subsidiary in the Netherlands in December 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the three months ended March 28, 2026. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 28, 2026, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In 2024, we initiated a multi-year project to migrate certain of our financial processing systems. The project included the migration to a new enterprise resource planning (ERP) solution that we expected to implement in phases throughout our businesses over a several year period. During 2025, we completed the implementation of our new ERP solution in certain countries in Emerging Markets as part of the first phase of our ERP transition, which did not result in significant changes in our internal control over financial reporting. We have continued our ERP migration project during 2026 and completed an additional implementation within Emerging Markets. We will continue to evaluate the design and operating effectiveness of internal controls as they relate to any system upgrades, and we will implement the required control changes prior to relevant go-live dates associated with the system implementations.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended March 28, 2026 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
12/28/2025 — 1/31/2026	3,965	$24.23	—	$1,502
2/1/2026 — 2/28/2026	487,168	24.50	—	1,502
3/1/2026 — 3/28/2026	430,387	24.60	—	1,502
Total	921,520		—
(a)    Includes shares withheld for tax liabilities associated with the vesting of RSUs and PSUs.
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
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended March 28, 2026, formatted in iXBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	May 6, 2026
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	May 6, 2026
		By:	/s/ Chris Asher
Chris Asher
Vice President and Global Controller
(Principal Accounting Officer)