Form 10-Q
period 2026-06-27
Kraft Heinz Co
filed 2026-08-05
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	KHC	The Nasdaq Stock Market LLC
3.500% Senior Notes due 2029	KHC29	The Nasdaq Stock Market LLC
3.500% Senior Notes due 2031	KHC31	The Nasdaq Stock Market LLC
3.250% Senior Notes due 2033	KHC33	The Nasdaq Stock Market LLC
3.950% Senior Notes due 2034	KHC34	The Nasdaq Stock Market LLC

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

As of August 1, 2026, there were 1,185,823,758 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$6,262	$6,352	$12,309	$12,351
Cost of products sold	4,234	4,169	8,062	8,104
Gross profit	2,028	2,183	4,247	4,247
Selling, general and administrative expenses, excluding impairment losses	1,107	891	2,168	1,759
Goodwill impairment losses	2,441	6,694	2,441	6,694
Intangible asset impairment losses	4,911	2,572	4,924	2,572
Selling, general and administrative expenses	8,459	10,157	9,533	11,025
Operating income/(loss)	(6,431)	(7,974)	(5,286)	(6,778)
Interest expense/(income)	(31)	240	205	469
Other expense/(income)	(24)	(47)	(125)	(98)
Income/(loss) before income taxes	(6,376)	(8,167)	(5,366)	(7,149)
Provision for/(benefit from) income taxes	(916)	(344)	(705)	(40)
Net income/(loss)	(5,460)	(7,823)	(4,661)	(7,109)
Net income/(loss) attributable to noncontrolling interest	—	1	1	3
Net income/(loss) attributable to common shareholders	$(5,460)	$(7,824)	$(4,662)	$(7,112)
Per share data applicable to common shareholders:
Basic earnings/(loss)	$(4.60)	$(6.60)	$(3.93)	$(5.98)
Diluted earnings/(loss)	(4.60)	(6.60)	(3.93)	(5.98)
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income/(loss)	$(5,460)	$(7,823)	$(4,661)	$(7,109)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(44)	672	(167)	981
Net deferred gains/(losses) on net investment hedges	29	(239)	96	(299)
Amounts excluded from the effectiveness assessment of net investment hedges	11	10	14	17
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	(12)	(12)	(19)
Net deferred gains/(losses) on cash flow hedges	(1)	86	9	106
Amounts excluded from the effectiveness assessment of cash flow hedges	(1)	—	(2)	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	3	(120)	5	(178)
Amounts excluded from the effectiveness assessment of fair value hedges	3	(7)	10	12
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(6)	1	(9)	(1)
Net deferred gains/(losses) on available-for-sale debt securities	—	—	—	(1)
Net actuarial gains/(losses) arising during the period	—	(33)	3	(33)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(3)	4	(41)	—
Total other comprehensive income/(loss)	(15)	362	(94)	584
Total comprehensive income/(loss)	(5,475)	(7,461)	(4,755)	(6,525)
Comprehensive income/(loss) attributable to noncontrolling interest	(5)	(11)	(5)	(9)
Comprehensive income/(loss) attributable to common shareholders	$(5,470)	$(7,450)	$(4,750)	$(6,516)
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	June 27, 2026	December 27, 2025
ASSETS
Cash and cash equivalents	$2,419	$2,615
Trade receivables (net of allowances of $34 at June 27, 2026 and $34 at December 27, 2025)	2,286	2,254
Inventories	3,308	3,167
Prepaid expenses	266	291
Marketable securities	262	1,060
Other current assets	710	588
Assets held for sale	—	152
Total current assets	9,251	10,127
Property, plant and equipment, net	7,199	7,318
Goodwill	19,714	22,179
Intangible assets, net	32,372	37,529
Other non-current assets	4,529	4,633
TOTAL ASSETS	$73,065	$81,786
LIABILITIES AND EQUITY
Current portion of long-term debt	$1,382	$1,908
Accounts payable	4,478	4,308
Accrued marketing	990	801
Interest payable	271	298
Other current liabilities	1,595	1,455
Liabilities held for sale	—	8
Total current liabilities	8,716	8,778
Long-term debt	17,619	19,311
Deferred income taxes	7,848	9,022
Accrued postemployment costs	128	131
Long-term deferred income	1,291	1,321
Other non-current liabilities	1,333	1,434
TOTAL LIABILITIES	36,935	39,997
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	13	12
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,260 shares issued and 1,186 shares outstanding at June 27, 2026; 1,257 shares issued and 1,184 shares outstanding at December 27, 2025)	12	12
Additional paid-in capital	50,392	51,287
Retained earnings/(deficit)	(9,291)	(4,629)
Accumulated other comprehensive income/(losses)	(2,458)	(2,370)
Treasury stock, at cost (74 shares at June 27, 2026 and 73 shares at December 27, 2025)	(2,649)	(2,636)
Total shareholders' equity	36,006	41,664
Noncontrolling interest	111	113
TOTAL EQUITY	36,117	41,777
TOTAL LIABILITIES AND EQUITY	$73,065	$81,786
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 27, 2025	$12	$51,287	$(4,629)	$(2,370)	$(2,636)	$113	$41,777
Net income/(loss) excluding redeemable noncontrolling interest	—	—	798	—	—	1	799
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(78)	—	(1)	(79)
Dividends declared-common stock ($0.40 per share)	—	(477)	—	—	—	—	(477)
Exercise of stock options, issuance of other stock awards, and other	—	28	—	—	(12)	—	16
Balance at March 28, 2026	$12	$50,838	$(3,831)	$(2,448)	$(2,648)	$113	$42,036
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(5,460)	—	—	—	(5,460)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(10)	—	(3)	(13)
Dividends declared-common stock ($0.40 per share)	—	(477)	—	—	—	—	(477)
Exercise of stock options, issuance of other stock awards, and other	—	31	—	—	(1)	1	31
Balance at June 27, 2026	$12	$50,392	$(9,291)	$(2,458)	$(2,649)	$111	$36,117

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2024	$12	$52,135	$2,171	$(2,915)	$(2,218)	$134	$49,319
Net income/(loss) excluding redeemable noncontrolling interest	—	—	712	—	—	2	714
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	222	—	(1)	221
Dividends declared-common stock ($0.40 per share)	—	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	(214)	—	(214)
Exercise of stock options, issuance of other stock awards, and other	—	34	—	—	—	3	37
Balance at March 29, 2025	$12	$52,169	$2,404	$(2,693)	$(2,432)	$138	$49,598
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(7,824)	—	—	1	(7,823)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	374	—	(13)	361
Dividends declared-common stock ($0.40 per share)	—	—	(475)	—	—	—	(475)
Repurchase of common stock	—	—	—	—	(188)	—	(188)
Exercise of stock options, issuance of other stock awards, and other	—	27	—	—	(16)	1	12
Balance at June 28, 2025	$12	$52,196	$(5,895)	$(2,319)	$(2,636)	$127	$41,485
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Six Months Ended
	June 27, 2026	June 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(4,661)	$(7,109)
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	506	472
Divestiture-related license income	(26)	(26)
Equity award compensation expense	53	53
Deferred income tax provision/(benefit)	(1,167)	(595)
Postemployment benefit plan contributions	(8)	(8)
Goodwill and intangible asset impairment losses	7,365	9,266
Nonmonetary currency devaluation	16	21
Loss/(gain) on sale of business	(3)	—
Loss/(gain) on extinguishment of debt	(265)	—
Other items, net	(124)	(28)
Changes in current assets and liabilities:
Trade receivables	(61)	(123)
Inventories	(228)	(164)
Accounts payable	392	109
Other current assets	(19)	1
Other current liabilities	318	60
Net cash provided by/(used for) operating activities	2,088	1,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(429)	(425)
Purchases of marketable securities	(105)	(1,033)
Proceeds from sale of marketable securities	910	45
Proceeds from sale of business, net of cash disposed and working capital adjustments	146	9
Other investing activities, net	29	56
Net cash provided by/(used for) investing activities	551	(1,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,981)	(676)
Proceeds from issuance of long-term debt	1,152	1,620
Dividends paid	(949)	(951)
Repurchases of common stock	(27)	(435)
Other financing activities, net	(77)	19
Net cash provided by/(used for) financing activities	(2,882)	(423)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(12)	68
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(255)	226
Balance at beginning of period	2,944	1,486
Balance at end of period	$2,689	$1,712
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
During the second quarter of 2026, certain organizational changes were announced that are expected to impact our future internal reporting and reportable segments. We plan to combine our WEEM and AEM operating segments to form the Emerging Markets operating segment in order to increase efficiencies and drive sustainable growth across our global business. In conjunction with the creation of the Emerging Markets operating segment, we plan to move remaining European countries within the WEEM operating segment into the EPDM operating segment.
As a result of these changes, we expect to have three reportable segments: North America, Europe and Pacific Developed Markets, and Emerging Markets. We expect that the change to our reportable segments will be effective in the third quarter of 2026.
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

Held for Sale
As of June 27, 2026, assets classified as held for sale were insignificant. As of December 27, 2025, we classified certain assets and liabilities as held for sale in our condensed consolidated balance sheet, primarily relating to the divestiture of our infant and specialty food business in Italy in our International Developed Markets segment. See Note 4, Acquisitions and Divestitures, for additional information.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of 90 days or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At June 27, 2026, we had restricted cash of $164 million recorded in other current assets and restricted cash of $106 million recorded in other non-current assets. At December 27, 2025, we had restricted cash of $164 million recorded in other current assets and restricted cash of $165 million recorded in other non-current assets. Total cash, cash equivalents, and restricted cash was $2,689 million at June 27, 2026 and $2,944 million at December 27, 2025.
Note 2. Significant Accounting Policies
There were no significant changes to our accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025.
Note 3. New Accounting Standards
Accounting Standards Not Yet Adopted
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40):
In November 2024, the FASB issued ASU 2024-03 to improve financial reporting under ASC 220, Income Statement—Reporting Comprehensive Income. The guidance requires entities to disclose additional information about specific expense categories related to cost of sales and SG&A in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures.
Intangibles—Goodwill and Other—Internal–Use Software (Subtopic 350-40):
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

The Italy Infant Transaction closed on December 31, 2025, which is in the first quarter of our fiscal year 2026, for total cash consideration of approximately $146 million. We recognized an insignificant adjustment to pre-tax loss on sale of business in other expense/(income) on our condensed consolidated statement of income in the first quarter of 2026.
Note 5. Restructuring Activities
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. For the six months ended June 27, 2026, we eliminated approximately 140 positions related to these programs. As of June 27, 2026, we expect to eliminate approximately 260 positions during the remainder of 2026 related to these programs, primarily outside of North America. For the three months ended June 27, 2026, restructuring activities resulted in a net expense of $9 million which included a net expense of $8 million of asset-related costs and a net expense of $1 million of other restructuring costs. For the six months ended June 27, 2026, restructuring activities resulted in a net benefit of $14 million which included a net benefit of $44 million of other restructuring costs, a net expense of $20 million of asset-related costs, and a net expense of $10 million of severance and employee benefit costs. Other restructuring costs included a non-cash benefit related to the settlement of our U.S. Retiree Life Insurance Plan during the six months ended June 27, 2026. Restructuring activities resulted in expenses of $10 million for the three months and $14 million for the six months ended June 28, 2025.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 27, 2025	$9	$2	$11
Charges/(credits)	10	—	10
Cash payments	(4)	(1)	(5)
Balance at June 27, 2026	$15	$1	$16
We expect the majority of the liability for severance and employee benefit costs as of June 27, 2026 to be paid by the end of 2026. The liability for other exit costs primarily relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire in 2030.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Severance and employee benefit costs - Cost of products sold	$(1)	$1	$10	$(1)
Severance and employee benefit costs - SG&A	1	(2)	—	4
Asset-related costs - Cost of products sold	8	—	20	—
Other costs - SG&A	1	1	1	1
Other costs - Other expense/(income)	—	10	(45)	10
	$9	$10	$(14)	$14
We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
North America	$—	$11	$(46)	$15
International Developed Markets	9	—	32	(3)
Emerging Markets	—	(1)	—	(1)
General corporate expenses	—	—	—	3
	$9	$10	$(14)	$14

Note 6. Inventories
Inventories consisted of the following (in millions):

	June 27, 2026	December 27, 2025
Packaging and ingredients	$818	$870
Spare parts	269	264
Work in process	265	278
Finished products	1,956	1,755
Inventories	$3,308	$3,167
At December 27, 2025, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.

Note 7. Goodwill and Intangible Assets
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	International Developed Markets	Emerging Markets	Total
Balance at December 27, 2025	$20,392	$1,470	$317	$22,179
Impairment losses	(1,653)	(788)	—	(2,441)
Translation adjustments and other	(1)	(31)	8	(24)
Balance at June 27, 2026	$18,738	$651	$325	$19,714

Q2 2026 Goodwill Impairment Testing
In the second quarter of 2026, we concluded that the sustained decline in our share price and market capitalization, along with significant downside volatility during the second quarter, constituted a triggering event requiring an interim goodwill impairment assessment for all of our reporting units. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units.
As a result of the interim impairment test, we recognized non-cash goodwill impairment losses of $1.7 billion in SG&A in the second quarter of 2026, of which $788 million related to our Western Europe (“WE”) reporting unit within our International Developed Markets segment, as well as $656 million related to our Hydration, Desserts and Meals (“HDM”) reporting unit, $217 million related to our Elevation reporting unit, and $55 million related to our Canada reporting unit within our North America segment.
The goodwill impairments were driven by a combination of the market’s perceived risk of our ability to achieve future cash flow projections and the inclusion of updated cash flow expectations, which reflect the previously announced investments in marketing, sales, and R&D, as well as the allocation of those investments to reporting units and brands. These investments are expected to strengthen the competitive positioning of our brands; however, we believe the market remains uncertain as to the Company’s ability to achieve the plan.
Additionally, as of the last day of the second quarter of 2026, we separated the Elevation reporting unit into two reporting units, Taste Elevation (“TE”) and Away From Home (“AFH”) in an effort to drive focus and clarity in our organizational structure and reporting processes. As a result of this reorganization, we reassigned assets and liabilities and reallocated the existing goodwill, using the fair value approach, from the former Elevation reporting unit into the new reporting units, TE and AFH.
We performed our pre- and post-reorganization impairment tests as of June 27, 2026, which was the last day of the second quarter of 2026. We utilized the discounted cash flow method under the income approach to estimate the fair value as of June 27, 2026. As a result of our post-reorganization impairment test, we recognized non-cash goodwill impairment losses of $725 million in SG&A related to the AFH reporting unit within our North America segment. The impairment charge was largely due to the AFH business having a higher asset base supporting a lower margin business compared to the Taste Elevation business.
After the impairment tests performed in the second quarter of 2026 (the “Q2 2026 Impairment Tests”), the goodwill carrying amount is $10.1 billion in our TE reporting unit, $7.3 billion in our HDM reporting unit, $650 million in our WE reporting unit, $80 million in our AFH reporting unit, and no goodwill remaining in our Canada reporting unit.
As of June 27, 2026, we maintain 11 reporting units globally, six of which comprise our goodwill balance. These six reporting units had an aggregate goodwill carrying amount of $19.7 billion at June 27, 2026.
Accumulated impairment losses to goodwill were $22.6 billion as of June 27, 2026 and $20.2 billion as of December 27, 2025.

2025 Year-to-Date Goodwill Impairment Testing
During the second quarter of 2025, we concluded that the sustained decline in our share price and market capitalization was a triggering event requiring an interim goodwill impairment assessment for all reporting units. We performed an interim impairment test (“Q2 2025 Impairment Test”) as of the last day of our second quarter, June 28, 2025, and utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units.
As a result, we recognized non-cash goodwill impairment losses of $6.7 billion in SG&A in the second quarter of 2025, of which $3.1 billion related to our Taste Elevation, Ready Meals and Snacking (“TMS”) reporting unit, $1.6 billion related to our Meat & Cheese (“MC”) reporting unit, $805 million related to our Canada and North America Coffee (“CNAC”) reporting unit, and $400 million related to our Away from Home & Kraft Heinz Ingredients reporting unit within our North America segment, as well as $819 million related to our WE reporting unit within our International Developed Markets segment.
The impairments of our TMS, AFH, WE, MC, and CNAC reporting units were primarily due to the market’s perceived risk of our ability to achieve our future cash flow projections, due, in part, to uncertainty in the macroeconomic environment in which we operate. The impairment of our MC reporting unit was also partially driven by a reduction of future long-term growth assumptions.
Additional Goodwill Considerations
Our reporting units that were impaired in the Q2 2026 Impairment Tests were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Following the Q2 2026 Impairment Tests, our TE, AFH, HDM, and WE reporting units had less than 5% fair value over carrying amount with an aggregate goodwill carrying amount of $18.2 billion. Our Meat, Cheese, Coffee, and Snacks (“MCCS”) and Asia reporting units have between 5% to 10% fair value over carrying amount and an aggregate carrying amount of $1.5 billion.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, long-term growth rates, royalty rates, and other market factors. As part of our Q2 2026 Impairment Tests as of June 27, 2026, we used discount rates ranging from 6.8% to 13.5% and long-term growth rates ranging from 0.0% to 4.0%. If current expectations of future growth rates and margins are not met, if market factors outside of our control change (such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation), or if management’s expectations or plans otherwise change (including updates to our long-term operating plans), then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future goodwill impairments.
During the second quarter of 2026, certain organizational changes were announced that are expected to impact our future internal reporting and reportable segments. We plan to combine our WEEM and AEM operating segments to form the Emerging Markets operating segment in order to increase efficiencies and drive sustainable growth across our global business. In conjunction with the creation of the Emerging Markets operating segment, we plan to move remaining European countries within the WEEM operating segment into the EPDM operating segment.
As a result of these changes, we expect to have three reportable segments: North America, Europe and Pacific Developed Markets, and Emerging Markets. We expect that the change to our reportable segments will be effective in the third quarter of 2026. We will continue to evaluate for possible goodwill impairment triggering events that this reorganization may cause as a result of the potential changes to our existing reporting unit composition.
In the third quarter of 2026, certain organizational changes were announced within our new Emerging Markets operating segment that could result in a change to the reporting unit composition. We expect that this change will be effective in the third quarter of 2026. A change in the reporting unit composition could require us to reallocate goodwill and perform transition tests. As these transition tests could incorporate changes to our reporting unit composition, as well as updates to our estimated future cash flows, among other assumptions, there is a risk that future impairment charges may occur.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 27, 2025	$34,165
Impairment losses	(4,902)
Translation adjustments and other	(110)
Balance at June 27, 2026	$29,153

Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $29.2 billion at June 27, 2026.
Q2 2026 Indefinite-Lived Intangible Asset Impairment Testing
In the second quarter of 2026, we concluded that the sustained decline in our share price and market capitalization, along with the significant downside volatility in our share price during the second quarter, constituted a triggering event requiring an interim indefinite-lived intangible asset impairment assessment of our brands. As part of the interim impairment test, we utilized the multi-period excess earnings and relief from royalty method under the income approach to estimate the fair value of our indefinite-lived intangible assets.
As a result, we recognized non-cash intangible asset impairment losses of $4.9 billion in SG&A in the second quarter of 2026, of which $3.4 billion related to Kraft, $660 million related to Oscar Mayer, $445 million related to Lunchables, and $379 million related to five other brands in our North America segment. We recorded a $48 million impairment to one brand in Emerging Markets and $10 million to one brand in our International Developed Markets segment.
The impairments of these brands were driven by a combination of the market’s perceived risk of our ability to achieve future revenue and margin growth projections and the inclusion of updated cash flow expectations, which reflect the previously announced investments in marketing, sales, and R&D, as well as the allocation of those investments to reporting units and brands. These investments are expected to strengthen the competitive positioning of our brands; however, we believe the market remains uncertain as to the Company’s ability to achieve the plan. After these impairments, the aggregate carrying amount of these brands was $9.3 billion.
2025 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
During the second quarter of 2025, we concluded that the sustained decline in our share price and market capitalization was a triggering event requiring an interim indefinite-lived intangible asset impairment assessment for our brands. As part of the Q2 2025 Impairment Test, we utilized the multi-period excess earnings and relief from royalty method under the income approach to estimate the fair value of our indefinite-lived intangible assets.
As a result, we recognized non-cash intangible asset impairment losses of $2.6 billion in SG&A in the second quarter of 2025, of which $1.9 billion related to Kraft, $382 million related to Velveeta, $175 million related to Lunchables, $100 million related to Maxwell House and $42 million related to two other brands in our North America segment, consistent with ownership of the trademarks. The impairments of these brands were primarily due to the market’s perceived risk of our ability to achieve our future year revenue growth and margin growth assumptions, due in part to uncertainty in the macroeconomic environment in which we operate.
Additional Indefinite-Lived Intangible Asset Considerations
As of the impairment test, brands with 20% or less fair value over carrying amount had an aggregate carrying amount after impairment of $12.8 billion, brands with 20% to 50% fair value over carrying amount had an aggregate carrying amount of $6.9 billion, and brands that had over 50% fair value over carrying amount had an aggregate carrying amount of $9.5 billion.
Our brands that had 20% or less excess fair value over carrying amount as of the impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although our remaining brands had more than 20% excess fair value over carrying amount, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows, income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. As part of the impairment test as of June 27, 2026, we used discount rates ranging from 8.1% to 10.3%, long-term growth rates ranging from 0.0% to 4.0%, and royalty rates ranging from 3.0% to 20.0%. If current expectations of future growth rates, royalty rates, and margins are not met, if market factors outside of our control change (such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation), or if management’s expectations or plans otherwise change (including updates to our long-term operating plans), then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future intangible asset impairments.

Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	June 27, 2026			December 27, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net(a)
Trademarks	$2,368	$(1,074)	$1,294	$2,369	$(1,016)	$1,353
Customer-related assets	3,659	(1,740)	1,919	3,704	(1,700)	2,004
Other	11	(5)	6	11	(4)	7
	$6,038	$(2,819)	$3,219	$6,084	$(2,720)	$3,364
(a)    At December 27, 2025, definite-lived intangible assets excluded amounts classified as held for sale due to the Italy Infant Transaction. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $62 million for the three months and $123 million for the six months ended June 27, 2026 and $62 million for the three months and $123 million for the six months ended June 28, 2025. Aside from amortization expense and the impacts of foreign currency, the change in definite-lived intangible assets from December 27, 2025 to June 27, 2026 is primarily related to non-cash intangible asset impairment losses of $22 million related to four definite-lived intangible assets within our International Developed Markets and North America segments.
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
Our effective tax rate for the three months ended June 27, 2026 was a benefit of 14.4% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 9.0%. In addition to the impact of these non-cash impairment losses, our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions.
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
The year-over-year change in the effective tax rate for the three-month period was primarily due to the impact of non-deductible goodwill impairments and a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
Our effective tax rate for the six months ended June 27, 2026 was a benefit of 13.1% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 10.8%. In addition to the impact of these non-cash impairment losses, our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions.
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
The year-over-year change in the effective tax rate for the six month period was primarily due to the impact of non-deductible goodwill impairments and a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
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

Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 27, 2025	5,520,483	$42.37
Granted	1,015,873	24.61
Forfeited	(475,260)	54.97
Outstanding at June 27, 2026	6,061,096	38.41
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 27, 2025	6,611,644	$34.52
Granted	4,359,030	24.85
Forfeited	(464,512)	31.65
Vested	(1,833,587)	37.63
Outstanding at June 27, 2026	8,672,575	29.16
The aggregate fair value of RSUs that vested during the period was $45 million for the six months ended June 27, 2026.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 27, 2025	5,460,237	$30.64
Granted	3,081,049	15.40
Forfeited	(580,681)	29.95
Vested	(763,492)	33.74
Outstanding at June 27, 2026	7,197,113	23.85
The aggregate fair value of PSUs that vested during the period was $19 million for the six months ended June 27, 2026.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on our postemployment-related accounting policies.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Service cost	$1	$1	$1	$1
Interest cost	27	32	13	14
Expected return on plan assets	(44)	(50)	(19)	(21)
Amortization of prior service costs/(credits)	—	1	1	—
Amortization of unrecognized losses/(gains)	—	—	3	4
Settlements	—	10	—	—
Net pension cost/(benefit)	$(16)	$(6)	$(1)	$(2)

	For the Six Months Ended
	U.S. Plans		Non-U.S. Plans
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Service cost	$1	$1	$2	$2
Interest cost	54	65	27	28
Expected return on plan assets	(88)	(99)	(38)	(42)
Amortization of prior service costs/(credits)	—	1	2	1
Amortization of unrecognized losses/(gains)	—	—	6	$7
Settlements	—	10	—	—
Net pension cost/(benefit)	$(33)	$(22)	$(1)	$(4)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $3 million during the six months ended June 27, 2026 and $2 million during the six months ended June 28, 2025. We plan to make further contributions of approximately $3 million during the remainder of 2026. We did not contribute to our U.S. pension plans during the six months ended June 27, 2026 or June 28, 2025 and do not plan to make contributions during the remainder of 2026. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2026. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Service cost	$1	$—	$1	$1
Interest cost	5	8	11	15
Expected return on plan assets	(8)	(11)	(16)	(23)
Amortization of prior service costs/(credits)	(2)	(3)	(5)	(6)
Amortization of unrecognized losses/(gains)	(6)	(7)	(12)	(13)
Settlements(a)	—	—	(45)	—
Net postretirement cost/(benefit)	$(10)	$(13)	$(66)	$(26)
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
Employer Contributions:
Related to our postretirement benefit plans, we contributed $5 million during the six months ended June 27, 2026 and $6 million during the six months ended June 28, 2025. We plan to make further contributions of approximately $6 million to our postretirement benefit plans during the remainder of 2026. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2026. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	June 27, 2026	December 27, 2025
Commodity contracts	$1,167	$976
Foreign exchange contracts	3,737	4,229
Cross-currency contracts	3,083	3,083

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	June 27, 2026
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$30	$49	$30	$49
Cross-currency contracts(b)	—	—	52	132	52	132
Derivatives not designated as hedging instruments:
Commodity contracts(c)	32	38	48	25	80	63
Foreign exchange contracts(a)	—	—	9	15	9	15
Total fair value	$32	$38	$139	$221	$171	$259
(a)    At June 27, 2026, the fair value of our derivative assets was recorded in other current assets ($33 million) and other non-current assets ($6 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($54 million) and other non-current liabilities ($10 million).
(b)    At June 27, 2026, the fair value of our derivative assets was recorded in other current assets ($42 million) and other non-current assets ($10 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($2 million) and other non-current liabilities ($130 million).
(c)     At June 27, 2026, the fair value of our derivative assets was recorded in other current assets ($75 million) and other non-current assets ($5 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($58 million) and other non-current liabilities ($5 million).

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
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions would each have been reduced by $99 million at June 27, 2026 and $45 million at December 27, 2025. We had posted collateral related to commodity derivative margin requirements of $18 million at June 27, 2026, which was included in other current liabilities on our condensed consolidated balance sheet, and posted collateral related to commodity derivative margin requirements of $52 million at December 27, 2025, which was included in prepaid expenses on our condensed consolidated balance sheet.
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
Net Investment Hedging:
At June 27, 2026, we had the following items designated as net investment hedges:
•Non-derivative foreign-currency denominated debt with principal amounts of €3.4 billion;
•Cross-currency contracts with notional amounts of €954 million ($1.0 billion), C$1.3 billion ($900 million), and JPY9.6 billion ($68 million); and
•Foreign exchange contracts with notional amounts of CNY4.0 billion ($588 million).
The components of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts.
Cash Flow Hedge Coverage:
At June 27, 2026, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 2 years.
Fair Value Hedge Coverage:
At June 27, 2026, we had fair value hedges of the foreign currency exposure of both intercompany and external foreign currency denominated loans:
•Foreign exchange contracts with notional amounts of £400 million ($528 million) and the carrying value of the hedged item of $528 million is included in the long-term debt on the condensed consolidated balance sheets; and
•Cross-currency contracts with notional amounts of £683 million ($864 million) and MXN4.8 billion ($251 million) and the carrying value of intercompany hedged items of $1.2 billion.
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
Deferred Hedging Gains and Losses on Fair Value and Cash Flow Hedges:
Based on our valuation at June 27, 2026 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges and cross-currency fair value hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) during the next 12 months on foreign exchange cash flow hedges, cross-currency cash flow hedges, and foreign exchange fair value hedges to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cash flow hedges:
Foreign exchange contracts	$11	$(38)	$23	$(48)	Cost of products sold
Foreign exchange contracts (excluded component)	(2)	—	(3)	(1)	Cost of products sold
Foreign exchange contracts	—	(1)	1	(2)	SG&A
Cross-currency contracts	—	158	—	201	Other expense/(income)
Cross-currency contracts	—	(4)	—	(10)	Interest expense
Interest rate contracts	(12)	—	(12)	—	Interest expense
Net investment hedges:
Foreign exchange contracts	(14)	—	(30)	—	Other expense/(income)
Foreign exchange contracts (excluded component)	9	—	6	—	Interest expense
Cross-currency contracts	(1)	(229)	40	(259)	Other expense/(income)
Cross-currency contracts (excluded component)	6	13	13	22	Interest expense
Fair value hedges:
Foreign exchange contracts (excluded component)	3	—	2	(3)	Other expense/(income)
Cross-currency contracts (excluded component)	4	(7)	13	22	Other expense/(income)
Total gains/(losses) recognized in statements of comprehensive income	$4	$(108)	$53	$(78)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) recorded to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	June 27, 2026			June 28, 2025
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,234	$(31)	$(24)	$4,169	$240	$(47)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$(5)	$—	$—	$5	$—	$—
Interest rate contracts	—	(2)	—	—	—	—
Cross-currency contracts	—	—	2	—	(5)	161
Net investment hedges:(a)
Foreign exchange contracts (excluded component)	—	1	—	—	—	—
Cross-currency contracts (excluded component)	—	7	—	—	16	—
Fair value hedges:(b)
Foreign exchange contracts	—	—	(3)	—	—	31
Cross-currency contracts	—	—	13	—	—	(53)
Cross-currency contracts (excluded component)(a)	—	—	8	—	—	—
Hedged items	—	—	(10)	—	—	22
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	(58)	—	—	6	—	—
Foreign exchange contracts	—	—	(9)	—	—	(2)
Interest rate contracts	—	—	(37)	—	—	—
Cross-currency contracts	—	—	—	—	—	1
Total gains/(losses) recognized in statements of income	$(63)	$6	$(36)	$11	$11	$160
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedge and hedged items gains/(losses) in fair value hedges.

	For the Six Months Ended
	June 27, 2026			June 28, 2025
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$8,062	$205	$(125)	$8,104	$469	$(98)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$(8)	$—	$—	$15	$—	$—
Foreign exchange contracts (excluded component)	—	—	—	(1)	—	—
Interest rate contracts	—	(2)	—	—	—	—
Cross-currency contracts	—	—	3	—	(11)	235
Net investment hedges:(a)
Foreign exchange contracts (excluded component)	—	2	—	—	—	—
Cross-currency contracts (excluded component)	—	14	—	—	25	—
Fair value hedges:(b)
Foreign exchange contracts	—	—	(12)	—	—	31
Cross-currency contracts	—	—	32	—	—	(87)
Cross-currency contracts (excluded component)(a)	—	—	12	—	—	3
Hedged items	—	—	(20)	—	—	56
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	87	—	—	(5)	—	—
Foreign exchange contracts	—	—	(16)	—	—	7
Interest rate contracts	—	—	(37)	—	—	—
Cross-currency contracts	—	—	—	—	—	2
Total gains/(losses) recognized in statements of income	$79	$14	$(38)	$9	$14	$247
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedge and hedged items gains/(losses) in fair value hedges.
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax gains of $53 million for the three months and $117 million for the six months ended June 27, 2026 and pre-tax losses of $86 million for the three months and $135 million for the six months ended June 28, 2025. These amounts were recognized in other comprehensive income/(loss).
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
The following table presents our available-for-sale debt securities’ amortized cost basis, fair value and unrealized gains and losses by significant investment category (in millions):

	June 27, 2026				December 27, 2025
	Amortized Cost Basis(a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost Basis(a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Corporate bonds	$153	$—	$—	$153	$456	$—	$—	$456
Commercial paper	85	—	—	85	752	—	—	752
U.S. treasury and agency	24	—	—	24	72	—	—	72
Money market funds	104	—	—	104	1	—	—	1
Total	$366	$—	$—	$366	$1,281	$—	$—	$1,281
(a)    Amortized cost basis excludes approximately $2 million of accrued interest at June 27, 2026 and $4 million at December 27, 2025.
We purchased approximately $1.9 billion in corporate bonds, commercial paper, and U.S. treasury and agency securities and received approximately $2.9 billion in proceeds from maturity of corporate bonds, commercial paper, and U.S. treasury and agency securities for the six months ended June 27, 2026. We purchased approximately $1.6 billion in corporate bonds and commercial paper and received approximately $568 million in proceeds from maturity of corporate bonds and commercial paper for the six months ended June 28, 2025. No investments in corporate bonds, commercial paper, and U.S. treasury and agency securities were sold prior to maturity during the three months ended June 27, 2026 or June 28, 2025. We recognized no direct write-offs or allowances for credit losses in earnings for the three months ended June 27, 2026 or June 28, 2025. Cash flows related to the purchases and sale/maturity of these marketable securities are classified in the condensed consolidated statements of cash flows within investing activities.
The carrying values of our available-for-sale debt securities were included in the following line items in our condensed consolidated balance sheet (in millions):

	June 27, 2026	December 27, 2025
Cash and cash equivalents	$104	$221
Marketable securities	262	1,060
Total	$366	$1,281
The decrease in the available-for-sale debt securities was primarily related to the funding of the repayment of the $1.9 billion senior notes that matured in June 2026. See Note 14, Commitments, Contingencies, and Debt, for additional information on our debt repayments. The contractual maturities of these available-for-sale debt securities are all within one-year as of June 27, 2026 and December 27, 2025.

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Net Fair Value Hedges	Total
Balance as of December 27, 2025	$(2,301)	$(61)	$(2)	$(6)	$(2,370)
Foreign currency translation adjustments	(161)	—	—	—	(161)
Net deferred gains/(losses) on net investment hedges	96	—	—	—	96
Amounts excluded from the effectiveness assessment of net investment hedges	14	—	—	—	14
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(12)	—	—	—	(12)
Net deferred gains/(losses) on cash flow hedges	—	—	9	—	9
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	(2)	—	(2)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	5	—	5
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	10	10
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	—	—	—	(9)	(9)
Net actuarial gains/(losses) arising during the period	—	3	—	—	3
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(41)	—	—	(41)
Total other comprehensive income/(loss)	(63)	(38)	12	1	(88)
Balance as of June 27, 2026	$(2,364)	$(99)	$10	$(5)	$(2,458)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	June 27, 2026			June 28, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(39)	$—	$(39)	$684	$—	$684
Net deferred gains/(losses) on net investment hedges	38	(9)	29	(315)	76	(239)
Amounts excluded from the effectiveness assessment of net investment hedges	15	(4)	11	13	(3)	10
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	2	(6)	(16)	4	(12)
Net deferred gains/(losses) on cash flow hedges	(1)	—	(1)	115	(29)	86
Amounts excluded from the effectiveness assessment of cash flow hedges	(2)	1	(1)	—	—	—
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	5	(2)	3	(161)	41	(120)
Amounts excluded from the effectiveness assessment of fair value hedges	7	(4)	3	(7)	—	(7)
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(8)	2	(6)	—	1	1
Net actuarial gains/(losses) arising during the period	—	—	—	(44)	11	(33)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(4)	1	(3)	5	(1)	4

	For the Six Months Ended
	June 27, 2026			June 28, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(161)	$—	$(161)	$993	$—	$993
Net deferred gains/(losses) on net investment hedges	127	(31)	96	(394)	95	(299)
Amounts excluded from the effectiveness assessment of net investment hedges	19	(5)	14	22	(5)	17
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(16)	4	(12)	(25)	6	(19)
Net deferred gains/(losses) on cash flow hedges	12	(3)	9	141	(35)	106
Amounts excluded from the effectiveness assessment of cash flow hedges	(3)	1	(2)	(1)	—	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	7	(2)	5	(238)	60	(178)
Amounts excluded from the effectiveness assessment of fair value hedges	15	(5)	10	19	(7)	12
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(12)	3	(9)	(3)	2	(1)
Net deferred gains/(losses) on available-for-sale debt securities	—	—	—	(1)	—	(1)
Net actuarial gains/(losses) arising during the period	4	(1)	3	(44)	11	(33)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(54)	13	(41)	—	—	—

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	$(1)	$—	$(2)	$—	Interest expense
Cross-currency contracts(a)	(7)	(16)	(14)	(25)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(a) (b)	5	(5)	8	(14)	Cost of products sold
Cross-currency contracts(a) (b)	(2)	(161)	(3)	(235)	Other expense/(income)
Cross-currency contracts(a) (b)	—	5	—	11	Interest expense
Interest rate contracts(b)	2	—	2	—	Interest expense
Losses/(gains) on fair value hedges:
Cross-currency contracts(a)	(8)	—	(12)	(3)	Other expense/(income)
Losses/(gains) on hedges before income taxes	(11)	(177)	(21)	(266)
Losses/(gains) on hedges, income taxes	2	46	5	68
Losses/(gains) on hedges	$(9)	$(131)	$(16)	$(198)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(c)	$(3)	$(3)	$(6)	$(6)
Amortization of prior service costs/(credits)(c)	(1)	(2)	(3)	(4)
Settlement and curtailment losses/(gains)(c)	—	10	(45)	10
Losses/(gains) on postemployment benefits before income taxes	(4)	5	(54)	—
Losses/(gains) on postemployment benefits, income taxes	1	(1)	13	—
Losses/(gains) on postemployment benefits	$(3)	$4	$(41)	$—
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
Note 13. Financing Arrangements
Trade Payables Programs:
We maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets or other forms of guarantees in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. The amounts confirmed outstanding under these programs were $868 million at June 27, 2026 and $755 million at December 27, 2025. The amounts were included in accounts payable on our condensed consolidated balance sheets.

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
Following remand, the trial court entered a stipulation on December 1, 2025, consolidating the previously dismissed In re Kraft Heinz Company Derivative Litigation with the Erste Asset Management GmbH v. Hees, et al. suit under Case No. 2019-0587-LWW. The stipulation also appointed the General Retirement System of the City of Detroit, the Police & Fire Retirement System of the City of Detroit, and Erste Asset Management GmbH as co-lead plaintiffs and their counsel as co-lead counsel. The plaintiffs filed a verified consolidated second amended complaint on May 8, 2026. We intend to vigorously defend against this lawsuit; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.
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
Since September 2021, the Company has been involved in an administrative proceeding with the environmental authority from the State of Goiás (“SEMAD”) regarding alleged pollution in the Capivara stream related to a Company facility in Brazil. In March 2025, SEMAD issued a first instance administrative decision maintaining the initial infraction notice, and in September 2025, SEMAD issued a second instance administrative decision again maintaining the initial infraction notice. In a separate civil action brought against the Company by the local Public Prosecutor in September 2025 relating to the same alleged pollution, the court of first instance imposed a penalty against the Company in November 2025. The appellate court overturned this decision in April 2026, such that the case must be retried in the court of first instance. Relatedly, the Public Prosecutor filed a criminal complaint against the Company and two former plant-level employees in March 2026 in connection with the same stream pollution contentions. Given that there are several available levels of appeal from both SEMAD’s administrative decision and the decision of the court in the Public Prosecutor’s civil action, and given the preliminary nature of the criminal action, we cannot predict with certainty how these matters will resolve; however, we do not expect that the ultimate costs to resolve either matter will have a material adverse effect on our financial condition, results of operations, or cash flows.
Debt
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Borrowing Arrangements:
Together with Kraft Heinz Foods Company (“KHFC”), our 100% owned operating subsidiary, we have a credit agreement, which provides for a five-year senior unsecured revolving credit facility in an aggregate amount of $4.0 billion (as amended, the “Senior Credit Facility”). On July 8, 2026, we entered into an amendment to this agreement (“Senior Credit Facility Amendment”) which extends the maturity date from July 8, 2030 to July 8, 2031. See Note 17, Debt, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on our borrowing arrangements.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of June 27, 2026.
Tender Offer:
In May 2026, KHFC, our 100% owned operating subsidiary, commenced a cash tender offer to purchase up to the maximum combined aggregate purchase price of $1.1 billion, excluding accrued and unpaid interest, of its outstanding 4.375% Senior Notes due June 2046 (the “2046 Notes”) and 4.875% Senior Notes due October 2049 (the “2049 Notes”) (collectively the “Tender Offer”), listed in order of priority. Based on participation, KHFC elected to settle the Tender on the early settlement date, May 26, 2026. As a result, KHFC purchased $1.4 billion aggregate principal amount of the 2046 Notes that were validly tendered. The remaining outstanding aggregate principal amount for the 2046 Notes after this transaction was $1.4 billion. Since the aggregate purchase price of the senior notes validly tendered and not validly withdrawn as of the early tender time exceeded the maximum tender amount, we did not accept for purchase any of the 2049 Notes.
In connection with the Tender Offer, we recognized a gain on extinguishment of debt of $265 million within interest expense on the condensed consolidated statement of income for the three and six months ended June 27, 2026. This gain reflects the difference between the consideration required to tender the debt, including fees, and the carrying value of the debt. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the condensed consolidated statement of cash flows. For the six months ended June 27, 2026, debt prepayment and extinguishment costs per the condensed consolidated statement of cash flows related to the Tender Offer were insignificant.
Debt Issuances:
2026 Debt Issuance
In the second quarter of 2026, KHFC, our 100% owned operating subsidiary, issued 500 million euro aggregate principal amount of 3.500% senior notes due May 2031, and 500 million euro aggregate principal amount of 3.950% senior notes due May 2034 (collectively, the “2026 Notes”). The 2026 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, if any, and interest on a senior unsecured basis. We used the proceeds from the issuance to fund the Tender Offer.
2025 Debt Issuance
In the first quarter of 2025, KHFC, our 100% owned operating subsidiary, issued 600 million euro aggregate principal amount of 3.250% senior notes due March 2033, $500 million aggregate principal amount of 5.200% senior notes due March 2032, and $500 million aggregate principal amount of 5.400% senior notes due March 2035 (collectively, the “2025 Notes”). The 2025 Notes are fully and unconditionally guaranteed by The Kraft Heinz Company as to payment of principal, premium, if any, and interest on a senior unsecured basis.
Debt Issuance Costs:
Debt issuance costs related to the 2026 Notes and 2025 Notes were insignificant.

Debt Repayments:
In July 2026, we partially redeemed $1.0 billion aggregate principal amount of the 3.875% Senior Notes due May 2027 at a redemption price of $1.0 billion.
In June 2026, we repaid $1.9 billion in aggregate principal amount of senior notes that matured in the period.
In May 2025, we repaid 600 million euro aggregate principal amount of senior notes that matured in the period.
Fair Value of Debt:
At June 27, 2026, the aggregate fair value of our total debt was $18.2 billion as compared with a carrying value of $19.0 billion. At December 27, 2025, the aggregate fair value of our total debt was $20.4 billion as compared with a carrying value of $21.2 billion. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
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
Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(5,460)	$(7,824)	$(4,662)	$(7,112)
Weighted average shares of common stock outstanding	1,186	1,185	1,186	1,190
Net earnings/(loss)	$(4.60)	$(6.60)	$(3.93)	$(5.98)
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$(5,460)	$(7,824)	$(4,662)	$(7,112)
Weighted average shares of common stock outstanding	1,186	1,185	1,186	1,190
Effect of dilutive equity awards	—	—	—	—
Weighted average shares of common stock outstanding, including dilutive effect	1,186	1,185	1,186	1,190
Net earnings/(loss)	$(4.60)	$(6.60)	$(3.93)	$(5.98)
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 17 million for the three months and 16 million for the six months ended June 27, 2026 and 14 million for the three and six months ended June 28, 2025.

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
During the second quarter of 2026, certain organizational changes were announced that are expected to impact our future internal reporting and reportable segments. We plan to combine our WEEM and AEM operating segments to form the Emerging Markets operating segment in order to increase efficiencies and drive sustainable growth across our global business. In conjunction with the creation of the Emerging Markets operating segment, we plan to move remaining European countries within the WEEM operating segment into the EPDM operating segment.
As a result of these changes, we expect to have three reportable segments: North America, Europe and Pacific Developed Markets, and Emerging Markets. We expect that the change to our reportable segments will be effective in the third quarter of 2026.
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

Net sales by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales:
North America	$4,626	$4,757	$9,084	$9,245
International Developed Markets	865	897	1,708	1,714
Total segment net sales	5,491	5,654	10,792	10,959
Emerging Markets	771	698	1,517	1,392
Total net sales	$6,262	$6,352	$12,309	$12,351

Segment Adjusted Operating Income was (in millions):

	For the Three Months Ended
	June 27, 2026			June 28, 2025
	North America	International Developed Markets	Total	North America	International Developed Markets	Total
Net Sales	$4,626	$865		$4,757	$897
Adjusted Cost of Products Sold(a)	2,982	603		3,060	633
Other segment items(b)	656	138		524	128
Segment Adjusted Operating Income	$988	$124	$1,112	$1,173	$136	$1,309
Emerging Markets			107			100
General corporate expenses			(178)			(133)
Restructuring activities			(9)			—
Unrealized gains/(losses) on commodity hedges			(101)			16
Impairment losses			(7,352)			(9,266)
Separation costs			(10)			—
Operating income/(loss)			(6,431)			(7,974)
Interest expense/(income)			(31)			240
Other expense/(income)			(24)			(47)
Income/(loss) before income taxes			$(6,376)			$(8,167)
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

	For the Six Months Ended
	June 27, 2026			June 28, 2025
	North America	International Developed Markets	Total	North America	International Developed Markets	Total
Net Sales	$9,084	$1,708		$9,245	$1,714
Adjusted Cost of Products Sold(a)	5,867	1,178		$5,931	$1,201
Other segment items(b)	1,255	273		$1,040	$250
Segment Adjusted Operating Income	$1,962	$257	$2,219	$2,274	$263	$2,537
Emerging Markets			202			199
General corporate expenses			(322)			(261)
Restructuring activities			(31)			(4)
Unrealized gains/(losses) on commodity hedges			77			17
Impairment losses			(7,365)			(9,266)
Separation costs			(66)			—
Operating income/(loss)			(5,286)			(6,778)
Interest expense/(income)			205			469
Other expense/(income)			(125)			(98)
Income/(loss) before income taxes			$(5,366)			$(7,149)
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
Total depreciation and amortization expense by segment was (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Depreciation and amortization expense:
North America	$166	$161	$328	$316
International Developed Markets	44	38	81	74
Total segment depreciation and amortization expense	210	199	409	390
Emerging Markets	32	28	62	56
General corporate expenses	19	14	35	26
Total depreciation and amortization expense	$261	$241	$506	$472
Total capital expenditures by segment were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Capital expenditures:
North America	$138	$126	$278	$265
International Developed Markets	13	17	55	62
Total segment capital expenditures	151	143	333	327
Emerging Markets	23	25	48	51
General corporate expenses	15	19	48	47
Total capital expenditures	$189	$187	$429	$425

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
•Ambient Meals and Sides primarily includes Kraft and Velveeta Mac & Cheese varieties, Heinz beans and soups, Stove Top stuffing mix, and other shelf stable products.
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
•Coffee primarily includes Maxwell House coffee and other coffee products.
•Other primarily includes our infant foods varieties and other regional products.
Net sales by category were (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Condiments, Sauces, and Spreads	$2,897	$2,873	$5,599	$5,480
Ambient Meals and Sides	679	679	1,426	1,421
Refreshment Beverages	584	575	1,086	1,077
Meats	481	546	940	1,033
Frozen Meals and Sides	363	378	765	797
Cheese	396	420	786	816
Refrigerated Snacks	298	302	581	591
Desserts	281	280	525	506
Coffee	225	207	457	429
Other	58	92	144	201
Total net sales	$6,262	$6,352	$12,309	$12,351
Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net pension and postretirement non-service cost/(benefit)	$(30)	$(23)	$(104)	$(56)
Loss/(gain) on sale of business	—	—	(3)	—
Interest income	(40)	(28)	(82)	(51)
Foreign exchange losses/(gains)	19	146	42	204
Derivative losses/(gains)	26	(138)	18	(191)
Other miscellaneous expense/(income)	1	(4)	4	(4)
Other expense/(income)	$(24)	$(47)	$(125)	$(98)
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

During the second quarter of 2026, certain organizational changes were announced that are expected to impact our future internal reporting and reportable segments. We plan to combine our WEEM and AEM operating segments to form the Emerging Markets operating segment in order to increase efficiencies and drive sustainable growth across our global business. In conjunction with the creation of the Emerging Markets operating segment, we plan to move remaining European countries within the WEEM operating segment into the EPDM operating segment.
As a result of these changes, we expect to have three reportable segments: North America, Europe and Pacific Developed Markets, and Emerging Markets. We expect that the change to our reportable segments will be effective in the third quarter of 2026.
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
During the six months ended June 27, 2026, we experienced inflationary pressures in our supply chain costs at rates lower than those we experienced in the prior year period. However, we expect inflationary pressures to increase throughout 2026 due, in part, to the Iran Conflict, although there continues to be significant uncertainty. We continue to take measures to mitigate the impact of this inflation through efficiency initiatives, pricing actions, alternative sourcing, and hedging strategies. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial, mitigative actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we have taken have, in some instances, negatively impacted, and could continue to negatively impact, our market share.

Throughout 2025, we experienced increased inflationary pressures in our supply chain costs due to the tariff and trade policy actions taken by the United States. On February 20, 2026, the U.S. Supreme Court invalidated those tariffs imposed by the Trump Administration under the International Emergency Economic Power Act (“IEEPA”). In response to the Supreme Court's decision, the Trump Administration announced a new 10% global tariff under a different statutory authority; however, there remains uncertainty regarding the duration, scope, and likelihood of further legal challenges of the newly initiated tariffs.

Further, on March 4, 2026, the Court of International Trade ordered the Trump Administration to begin refunding all tariffs imposed under IEEPA. Kraft Heinz is not the Importer of Record for the majority of the raw materials we source from outside of the U.S. As a result, any recovery is dependent on the actions of our suppliers and the contractually negotiated outcomes with these suppliers. Therefore, the timing and the amount of recovery are uncertain at this time.

Iran Conflict
On February 28, 2026, the United States and Israel launched a joint military operation against Iran targeting the country's leadership, nuclear facilities, missile sites, and security forces. In response, Iran launched retaliatory strikes against Israel, Saudi Arabia, United Arab Emirates, and other countries in the Persian Gulf region. As of June 27, 2026, less than 1% of consolidated total assets were located in the impacted countries, and less than 1% of consolidated net sales were generated by our businesses in the region. While the Iran conflict did not have a material impact on our results of operations through the second quarter of 2026, the ongoing geopolitical tensions involving Iran have increased, and could continue to increase, the risk of supply-chain disruption and inflationary pressures, particularly related to procurement and logistics costs. As the situation is rapidly changing, we will continue to evaluate the potential impact that this conflict has on our business.
Regulatory Landscape:
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of changes to U.S. tax law, which did not have a material impact on our total tax provision as of June 27, 2026, and we do not expect the elective provisions of the law to have a material impact on our effective tax rate in future periods. Further, certain provision of the OBBBA impact the timing of cash tax payments, which resulted in a reduction of our cash tax payments in 2025, and is expected to reduce cash tax payments in 2026, However, we do not expect these provisions to have a material impact on our cash flows in future periods.

The OBBBA also enacted modifications to the Supplemental Nutrition Assistance Program (“SNAP”). As of the second quarter of 2026, the modifications have resulted in a reduction of the number of SNAP participants and the average benefits received by the eligible participants, which has, and may continue to have, a negative impact on consumers’ demand for our products. While we have taken measures to attempt to mitigate these negative impacts, these modifications to the SNAP program may continue to have a negative impact on our results of operations, cash flows, and market share.
Previously Announced Separation Transaction:
On September 2, 2025, we announced a plan to separate the Company into two independent, publicly traded companies through a tax-free spin-off (the “Separation”). On February 11, 2026, we announced that the Kraft Heinz Board of Directors (the “Board”) has decided to pause work related to the Separation. If work related to the Separation is resumed, the Separation would be subject to the satisfaction of customary conditions, including final approval by the Board, receipt of favorable tax opinions of our U.S. tax advisors with respect to the tax-free nature of the Separation, and the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission. The timing of the Separation and whether it will be completed is uncertain and we cannot assure that the Separation will be completed on the anticipated timeline or at all or that the terms of the Separation will not change. We incurred $10 million of separation costs for the three months ended June 27, 2026, primarily related to employee-related and technology costs. We incurred $66 million of separation costs for the six months ended June 27, 2026, primarily related to consulting, advisory, employee-related, and technology costs. These costs were recognized in SG&A on our consolidated statements of income.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2026	June 28, 2025	% Change	June 27, 2026	June 28, 2025	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,262	$6,352	(1.4)%	$12,309	$12,351	(0.3)%
Operating income/(loss)	(6,431)	(7,974)	19.4%	(5,286)	(6,778)	22.0%
Net income/(loss)	(5,460)	(7,823)	30.2%	(4,661)	(7,109)	34.4%
Net income/(loss) attributable to common shareholders	(5,460)	(7,824)	30.2%	(4,662)	(7,112)	34.4%
Diluted EPS	(4.60)	(6.60)	30.3%	(3.93)	(5.98)	34.3%

Net Sales:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2026	June 28, 2025	% Change	June 27, 2026	June 28, 2025	% Change
	(in millions)			(in millions)
Net sales	$6,262	$6,352	(1.4)%	$12,309	$12,351	(0.3)%
Organic Net Sales(a)	6,207	6,287	(1.3)%	12,126	12,231	(0.9)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 27, 2026 Compared to the Three Months Ended June 28, 2025:
Net sales decreased 1.4% to $6.3 billion for the three months ended June 27, 2026 compared to $6.4 billion for the three months ended June 28, 2025, including the favorable impact of foreign currency (0.5 pp) and unfavorable impact of acquisitions and divestitures (0.6 pp). Organic Net Sales decreased 1.3% to $6.2 billion for the three months ended June 27, 2026 compared to $6.3 billion for the three months ended June 28, 2025, primarily due to the unfavorable volume/mix (2.6 pp), which more than offset higher pricing (1.3 pp). Pricing was higher in each segment. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.
Six Months Ended June 27, 2026 Compared to the Six Months Ended June 28, 2025:
Net sales decreased 0.3% to $12.3 billion for the six months ended June 27, 2026 compared to $12.4 billion for the six months ended June 28, 2025, including the favorable impacts of foreign currency (1.2 pp) and unfavorable acquisitions and divestitures (0.6 pp). Organic Net Sales decreased 0.9% to $12.1 billion for the six months ended June 27, 2026 compared to $12.2 billion for the six months ended June 28, 2025, primarily due to the unfavorable volume/mix (1.9 pp), which more than offset higher pricing (1.0 pp). Pricing was higher in each segment. Volume/mix in North America and International Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.
Net Income/(Loss):

	For the Three Months Ended			For the Six Months Ended
	June 27, 2026	June 28, 2025	% Change	June 27, 2026	June 28, 2025	% Change
	(in millions)			(in millions)
Operating income/(loss)	$(6,431)	$(7,974)	19.4%	$(5,286)	$(6,778)	22.0%
Net income/(loss)	(5,460)	(7,823)	30.2%	(4,661)	(7,109)	34.4%
Net income/(loss) attributable to common shareholders	(5,460)	(7,824)	30.2%	(4,662)	(7,112)	34.4%
Adjusted Operating Income(a)	1,041	1,276	(18.4)%	2,099	2,475	(15.2)%
(a)    Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 27, 2026 Compared to the Three Months Ended June 28, 2025:
Operating income/(loss) decreased 19.4% to a loss of $6.4 billion for the three months ended June 27, 2026 compared to a loss of $8.0 billion for the three months ended June 28, 2025, primarily due to non-cash impairment losses that were $1.9 billion lower in the current year period. In addition to the impact of these non-cash impairment losses, operating income/(loss) decreased by $371 million driven by unfavorable changes in unrealized losses/(gains) on commodity hedges, increased advertising expenses, unfavorable volume/mix, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, and higher variable compensation and related tax expense. These unfavorable impacts to operating income/(loss) were partially offset by higher pricing and efficiency initiatives in procurement that outpaced inflationary pressures.
Net income/(loss) decreased 30.2% to a loss of $5.5 billion for the three months ended June 27, 2026 compared to a loss of $7.8 billion for the three months ended June 28, 2025. This decrease was due to the favorable changes in operating income/(loss) factors discussed above, lower income tax expense, and lower interest expense, partially offset by unfavorable changes in other expense/(income).
•Our effective tax rate for the three months ended June 27, 2026 was a benefit of 14.4% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 9.0%. Our effective tax rate for the three months ended June 28, 2025 was a benefit of 4.2% on pre-tax loss. The year-over-year change in the effective tax rate for the three-month period was primarily due to the impact of non-deductible goodwill impairments and a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.

•Interest expense/(income) was $31 million of income for the three months ended June 27, 2026 compared to $240 million of expense for the three months ended June 28, 2025. This change was primarily driven by a $265 million gain on extinguishment of debt in connection with the Tender Offer.
•Other expense/(income) was $24 million of income for the three months ended June 27, 2026 compared to $47 million of income for the three months ended June 28, 2025.
Adjusted Operating Income decreased 18.4% to $1.0 billion for the three months ended June 27, 2026 compared to $1.3 billion for the three months ended June 28, 2025, primarily due to increased advertising expenses, unfavorable volume/mix, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, and higher variable compensation and related tax expenses. These unfavorable impacts more than offset higher pricing and efficiency initiatives in procurement that outpaced inflationary pressures.
Six Months Ended June 27, 2026 Compared to the Six Months Ended June 28, 2025:
Operating income/(loss) decreased 22.0% to a loss of $5.3 billion for the six months ended June 27, 2026 compared to a loss of $6.8 billion for the six months ended June 28, 2025, primarily due to non-cash impairment losses that were $1.9 billion lower in the current year period. In addition to the impact of these non-cash impairment losses, operating income/(loss) decreased by $409 million driven by increased advertising expenses, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, unfavorable volume/mix, higher variable compensation and related tax expenses, and separation costs incurred in the current year. These unfavorable impacts to operating income/(loss) were partially offset by higher pricing, favorable changes in unrealized losses/(gains) on commodity hedges, and efficiency initiatives in procurement that outpaced inflationary pressures.
Net income/(loss) decreased 34.4% to a loss of $4.7 billion for the six months ended June 27, 2026 compared to a loss of $7.1 billion for the six months ended June 28, 2025. This decrease was due to the favorable changes in operating income/(loss) factors discussed above, lower income tax expense, lower interest expense, and favorable changes in other expense/(income).
•Our effective tax rate for the six months ended June 27, 2026 was a benefit of 13.1% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 10.8%. Our effective tax rate for the six months ended June 28, 2025 was a benefit of 0.6% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill and intangible asset impairment losses of 24.7%. The year-over-year change in the effective tax rate for the six month period was primarily due to the impact of non-deductible goodwill impairments, and a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
•Interest expense/(income) was $205 million of expenses for the six months ended June 27, 2026 compared to $469 million of expense for the six months ended June 28, 2025. This change was primarily driven by a $265 million gain on extinguishment of debt in connection with the Tender Offer.
•Other expense/(income) was $125 million of income for the six months ended June 27, 2026 compared to $98 million of income for the six months ended June 28, 2025. This change was primarily driven by a $41 million favorable change in net pension and postretirement non-service benefits related to the settlement of our U.S. Retiree Life Insurance Plan in the first quarter of 2026.
Adjusted Operating Income decreased 15.2% to $2.1 billion for the six months ended June 27, 2026 compared to $2.5 billion for the six months ended June 28, 2025, primarily driven by increased advertising expenses, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, unfavorable volume/mix, and higher variable compensation and related tax expenses. These unfavorable impacts were partially offset by higher pricing and efficiency initiatives in procurement that outpaced inflationary pressures.

Diluted EPS:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2026	June 28, 2025	% Change	June 27, 2026	June 28, 2025	% Change
Diluted EPS	$(4.60)	$(6.60)	30.3%	$(3.93)	$(5.98)	34.3%
Adjusted EPS(a)	0.56	0.69	(18.8)%	1.14	1.31	(13.0)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 27, 2026 Compared to the Three Months Ended June 28, 2025:
Diluted EPS increased 30.3% to $(4.60) for the three months ended June 27, 2026 compared to $(6.60) for the three months ended June 28, 2025, primarily due to the net income/(loss) factors discussed above.

	For the Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change
Diluted EPS	$(4.60)	$(6.60)	$2.00	30.3%
Restructuring activities	0.01	0.01	—
Unrealized losses/(gains) on commodity hedges	0.06	(0.01)	0.07
Impairment losses	5.23	7.28	(2.05)
Nonmonetary currency devaluation	—	0.01	(0.01)
Debt prepayment and extinguishment (benefit)/costs	(0.14)	—	(0.14)
Adjusted EPS(a)	$0.56	$0.69	$(0.13)	(18.8)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.14)
Effective tax rate			0.01
			$(0.13)
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 18.8% to $0.56 for the three months ended June 27, 2026 compared to $0.69 for the three months ended June 28, 2025. This decrease was primarily due to lower Adjusted Operating Income, which more than offset lower taxes on adjusted earnings.
Six Months Ended June 27, 2026 Compared to the Six Months Ended June 28, 2025:
Diluted EPS increased 34.3% to $(3.93) for the six months ended June 27, 2026 compared to $(5.98) for the six months ended June 28, 2025, primarily due to the net income/(loss) factors discussed above.

	For the Six Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change
Diluted EPS	$(3.93)	$(5.98)	$2.05	34.3%
Restructuring activities	(0.01)	0.01	(0.02)
Unrealized losses/(gains) on commodity hedges	(0.05)	(0.01)	(0.04)
Impairment losses	5.24	7.26	(2.02)
Separation costs	0.04	—	0.04
Losses/(gains) on sale of business	(0.02)	—	(0.02)
Nonmonetary currency devaluation	0.01	0.02	(0.01)
Debt prepayment and extinguishment (benefit)/costs	(0.14)	—	(0.14)
Certain significant discrete income tax items	—	0.01	(0.01)
Adjusted EPS(a)	$1.14	$1.31	$(0.17)	(13.0)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.23)
Effective tax rate			0.06
			$(0.17)
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Adjusted EPS decreased 13.0% to $1.14 for the six months ended June 27, 2026 compared to $1.31 for the six months ended June 28, 2025. This decrease was primarily due to lower Adjusted Operating Income, which more than offset lower taxes on adjusted earnings.
Results of Operations by Segment
We manage our operating results through four operating segments. We have two reportable segments defined by geographic region: North America and International Developed Markets. Our remaining operating segments, consisting of WEEM and AEM, are combined and disclosed as Emerging Markets.
Management evaluates segment performance based on several factors, including net sales, Organic Net Sales, and Segment Adjusted Operating Income. Segment Adjusted Operating Income is defined as operating income/(loss) excluding, when they occur, the impacts of restructuring activities, deal costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, separation costs, and certain non-ordinary course legal and regulatory matters. Segment Adjusted Operating Income for Emerging Markets, which represents the aggregation of our WEEM and AEM operating segments, is defined and presented consistently with the Segment Adjusted Operating Income of our reportable segments, North America and International Developed Markets. Segment Adjusted Operating Income is a financial measure that can assist management and investors in comparing our performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our underlying operations. Management also uses Segment Adjusted Operating Income to allocate resources.
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
Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in millions)
Net sales:
North America	$4,626	$4,757	$9,084	$9,245
International Developed Markets	865	897	1,708	1,714
Emerging Markets	771	698	1,517	1,392
Total net sales	$6,262	$6,352	$12,309	$12,351
Organic Net Sales:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in millions)
Organic Net Sales(a):
North America	$4,626	$4,757	$9,064	$9,245
International Developed Markets	846	852	1,625	1,632
Emerging Markets	735	678	1,437	1,354
Total Organic Net Sales	$6,207	$6,287	$12,126	$12,231
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three and six months ended June 27, 2026 compared to the three and six months ended June 28, 2025 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(2.7)%	0.0 pp	0.0 pp	(2.7)%	1.1 pp	(3.8) pp
International Developed Markets	(3.5)%	2.1 pp	(4.9) pp	(0.7)%	0.7 pp	(1.4) pp
Emerging Markets	10.4%	1.9 pp	0.0 pp	8.5%	4.5 pp	4.0 pp
Kraft Heinz	(1.4)%	0.5 pp	(0.6) pp	(1.3)%	1.3 pp	(2.6) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Six Months Ended
North America	(1.7)%	0.3 pp	0.0 pp	(2.0)%	0.7 pp	(2.7) pp
International Developed Markets	(0.3)%	4.9 pp	(4.8) pp	(0.4)%	0.4 pp	(0.8) pp
Emerging Markets	9.0%	2.9 pp	0.0 pp	6.1%	4.4 pp	1.7 pp
Kraft Heinz	(0.3)%	1.2 pp	(0.6) pp	(0.9)%	1.0 pp	(1.9) pp
Adjusted Operating Income:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in millions)
Segment Adjusted Operating Income:
North America	$988	$1,173	$1,962	$2,274
International Developed Markets	124	136	257	263
Total Segment Adjusted Operating Income	1,112	1,309	2,219	2,537
Emerging Markets	107	100	202	199
General corporate expenses	(178)	(133)	(322)	(261)
Restructuring activities	(9)	—	(31)	(4)
Unrealized gains/(losses) on commodity hedges	(101)	16	77	17
Impairment losses	(7,352)	(9,266)	(7,365)	(9,266)
Separation costs	(10)	—	(66)	—
Operating income/(loss)	(6,431)	(7,974)	(5,286)	(6,778)
Interest expense/(income)	(31)	240	205	469
Other expense/(income)	(24)	(47)	(125)	(98)
Income/(loss) before income taxes	$(6,376)	$(8,167)	$(5,366)	$(7,149)
North America:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2026	June 28, 2025	% Change	June 27, 2026	June 28, 2025	% Change
	(in millions)			(in millions)
Net sales	$4,626	$4,757	(2.7)%	$9,084	$9,245	(1.7)%
Organic Net Sales(a)	4,626	4,757	(2.7)%	9,064	9,245	(2.0)%
Segment Adjusted Operating Income	988	1,173	(15.8)%	1,962	2,274	(13.7)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 27, 2026 Compared to the Three Months Ended June 28, 2025:
Net sales decreased 2.7% to $4.6 billion for the three months ended June 27, 2026 compared to $4.8 billion for the three months ended June 28, 2025. Organic Net Sales decreased 2.7% to $4.6 billion for the three months ended June 27, 2026 compared to $4.8 billion for the three months ended June 28, 2025, primarily due to unfavorable volume/mix (3.8 pp), which more than offset higher pricing (1.1 pp). Unfavorable volume/mix was primarily due to declines in meats, spreads, and cheese.

Unfavorable volume/mix for meats and spreads were partially driven by the shift in Easter timing. Higher pricing was taken in certain categories to mitigate higher input costs, primarily in refreshment beverages and coffee.
Segment Adjusted Operating Income decreased 15.8% to $1.0 billion for the three months ended June 27, 2026 compared to $1.2 billion for the three months ended June 28, 2025, primarily due to unfavorable volume/mix, increased advertising expenses, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, and higher variable compensation and related tax expenses. These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing and efficiency initiatives in procurement that outpaced inflationary pressures.
Six Months Ended June 27, 2026 Compared to the Six Months Ended June 28, 2025:
Net sales decreased 1.7% to $9.1 billion for the six months ended June 27, 2026 compared to $9.2 billion for the six months ended June 28, 2025, including the favorable impacts of foreign currency (0.3 pp). Organic Net Sales decreased 2.0% to $9.1 billion for the six months ended June 27, 2026 compared to $9.2 billion for the six months ended June 28, 2025, primarily due to unfavorable volume/mix (2.7 pp), which more than offset higher pricing (0.7 pp). Unfavorable volume/mix was primarily driven by declines in meats, coffee, and spreads. Higher pricing was taken in certain categories to mitigate higher input costs, primarily in coffee and refreshment beverages.
Segment Adjusted Operating Income decreased 13.7% to $2.0 billion for the six months ended June 27, 2026 compared to $2.3 billion for the six months ended June 28, 2025, primarily due to increased advertising expenses, unfavorable volume/mix, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, higher variable compensation and related tax expenses, and increased research and development expenditures. These unfavorable impacts to Segment Adjusted Operating Income more than offset higher pricing and efficiency initiatives in procurement that outpaced inflationary pressures.
International Developed Markets:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2026	June 28, 2025	% Change	June 27, 2026	June 28, 2025	% Change
	(in millions)			(in millions)
Net sales	$865	$897	(3.5)%	$1,708	$1,714	(0.3)%
Organic Net Sales(a)	846	852	(0.7)%	1,625	1,632	(0.4)%
Segment Adjusted Operating Income	124	136	(9.1)%	257	263	(2.4)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended June 27, 2026 Compared to the Three Months Ended June 28, 2025:
Net sales decreased 3.5% to $865 million for the three months ended June 27, 2026 compared to $897 million for the three months ended June 28, 2025, including the favorable impacts of foreign currency (2.1 pp) and unfavorable impact of acquisitions and divestitures (4.9 pp). Organic Net Sales decreased 0.7% to $846 million for the three months ended June 27, 2026 compared to $852 million for the three months ended June 28, 2025, primarily due to unfavorable volume/mix (1.4 pp), which more than offset higher pricing (0.7 pp). Unfavorable volume/mix was primarily driven by Australia and Western Europe regions, due in part to negotiations with certain customers, which more than offset favorable volume/mix in France, Benelux and the United Kingdom.
Segment Adjusted Operating Income decreased 9.1% to $124 million for the three months ended June 27, 2026 compared to $136 million for the three months ended June 28, 2025, primarily driven by increased SG&A, including advertising expenses and variable compensation and related tax expenses, and inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives. These unfavorable impacts to Segment Adjusted Operating Income more than offset efficiency initiatives in procurement that outpaced inflationary pressures.
Six Months Ended June 27, 2026 Compared to the Six Months Ended June 28, 2025:
Net sales decreased 0.3% to $1.7 billion for the six months ended June 27, 2026 compared to $1.7 billion for the six months ended June 28, 2025, including the favorable impacts of foreign currency (4.9 pp) and unfavorable impact of acquisitions and divestitures (4.8 pp). Organic Net Sales decreased 0.4% to $1.6 billion for the six months ended June 27, 2026 compared to $1.6 billion for the six months ended June 28, 2025, primarily due to unfavorable volume/mix (0.8 pp), which more than offset higher pricing (0.4 pp). Unfavorable volume/mix was primarily due to Australia and Western Europe regions negotiations with certain customers, which more than offset favorable volume/mix in the United Kingdom, Benelux, and France.
Segment Adjusted Operating Income decreased 2.4% to $257 million for the six months ended June 27, 2026 compared to $263 million for the six months ended June 28, 2025, primarily driven by increased advertising expenses, the Italy Infant

Transaction, variable compensation and related tax expenses, and inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives. These unfavorable impacts to Segment Adjusted Operating Income more than offset efficiency initiatives in procurement that outpaced inflationary pressures and the favorable impact of foreign currency (3.9 pp).
Emerging Markets:

	For the Three Months Ended			For the Six Months Ended
	June 27, 2026	June 28, 2025	% Change	June 27, 2026	June 28, 2025	% Change
	(in millions)			(in millions)
Net sales	$771	$698	10.4%	$1,517	$1,392	9.0%
Organic Net Sales(a)	735	678	8.5%	1,437	1,354	6.1%
Segment Adjusted Operating Income(b)	107	100	6.7%	202	199	1.4%
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
Three Months Ended June 27, 2026 Compared to the Three Months Ended June 28, 2025:
Net sales increased 10.4% to $771 million for the three months ended June 27, 2026 compared to $698 million for the three months ended June 28, 2025, including the favorable impacts of foreign currency (1.9 pp). Organic Net Sales increased 8.5% to $735 million for the three months ended June 27, 2026 compared to $678 million for the three months ended June 28, 2025, primarily driven by higher pricing (4.5 pp), and favorable volume/mix (4.0 pp). Pricing was higher in certain countries within WEEM to address inflationary pressures. Favorable volume/mix was primarily driven by Brazil, Venezuela, and China, which more than offset unfavorable volume/mix in Indonesia.
Segment Adjusted Operating Income increased 6.7% to $107 million for the three months ended June 27, 2026 compared to $100 million for the three months ended June 28, 2025, primarily due to higher pricing, indirect tax recoveries within Brazil, and favorable volume/mix. These favorable impacts to Segment Adjusted Operating Income more than offset increased inflationary pressures in procurement, manufacturing, and logistics costs that outpaced our efficiency initiatives, advertising expenses, and higher variable compensation and related tax expenses.
Six Months Ended June 27, 2026 Compared to the Six Months Ended June 28, 2025
Net sales increased 9.0% to $1.5 billion for the six months ended June 27, 2026 compared to $1.4 billion for the six months ended June 28, 2025, including the favorable impacts of foreign currency (2.9 pp). Organic Net Sales increased 6.1% to $1.4 billion for the six months ended June 27, 2026 compared to $1.4 billion for the six months ended June 28, 2025, primarily due to higher pricing (4.4 pp), and favorable volume/mix (1.7 pp). Pricing was higher in certain countries within WEEM to address inflationary pressures. Favorable volume/mix was primarily driven by Brazil, Venezuela, and China, which more than offset unfavorable volume/mix in Indonesia.
Segment Adjusted Operating Income increased 1.4% to $202 million for the six months ended June 27, 2026 compared to $199 million for the six months ended June 28, 2025, primarily due to higher pricing, favorable volume/mix, and indirect tax recoveries within Brazil. These favorable impacts to Segment Adjusted Operating Income more than offset inflationary pressures in procurement, manufacturing, and logistics costs that outpaced our efficiency initiatives, increased advertising expenses, and higher variable compensation and related tax expenses.
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

Cash Flow Activity for the Six Months Ended June 27, 2026 Compared to the Six Months Ended June 28, 2025:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $2.1 billion for the six months ended June 27, 2026 compared to $1.9 billion for the six months ended June 28, 2025. This increase was primarily driven by favorable changes in working capital, primarily within accounts payable, due, in part, to improved payment terms partially offset by increases in inventory. These impacts were partially offset by lower Adjusted Operating Income.
Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $551 million for the six months ended June 27, 2026 compared to net cash used for investing activities of $1.3 billion for the six months ended June 28, 2025. This change was primarily driven by higher purchases of marketable securities in the prior year period, proceeds received on the sale of marketable securities in 2026, and proceeds received in connection with the close of the Italy Infant Transaction. We expect 2026 capital expenditures to be approximately $850 million compared to the 2025 capital expenditures of $801 million. Our 2026 capital expenditures are expected to be primarily driven by maintenance projects, investments in technology, and capital investments focused on generating growth.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $2.9 billion for the six months ended June 27, 2026 compared to net cash used for financing activities of $423 million for the six months ended June 28, 2025. This change was primarily driven by higher debt repayments in the current year period, and lower debt proceeds received from the issuance of the 2026 Notes in the current year period compared to 2025 Notes in the prior year period. This change was partially offset by decreased repurchases of common stock compared to the prior year period. See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements for additional information on our debt repayments.
Cash Held by International Subsidiaries:
Of the $2.4 billion cash and cash equivalents on our condensed consolidated balance sheet at June 27, 2026, $1.1 billion was held by international subsidiaries.
Subsequent to January 1, 2018, we consider the unremitted earnings of certain international subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. For those undistributed earnings considered to be indefinitely reinvested, our intent is to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate the accumulated earnings to fund our U.S. cash requirements. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed, if repatriated, related to our 2018 through 2026 accumulated earnings of certain international subsidiaries is approximately $70 million.
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. The amounts confirmed outstanding under these programs were $868 million at June 27, 2026 and $755 million at December 27, 2025. The amounts were included in accounts payable on our consolidated balance sheets. See Note 13, Financing Arrangements, in Item 1, Financial Statements, for additional information on our trade payables programs.
Borrowing Arrangements:
As of the date of this filing, our long-term debt is rated BBB with a negative outlook from S&P Global Ratings and Fitch Ratings, and Baa2 with ratings under review for downgrade from Moody’s Investor Services, Inc.
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at June 27, 2026, at December 27, 2025, or during the six months ended June 27, 2026 or June 28, 2025.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2031. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at June 27, 2026 or December 27, 2025, or during the six months ended June 27, 2026 or June 28, 2025.

Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of June 27, 2026.
Long-Term Debt:
Our long-term debt, including the current portion, was $19.0 billion at June 27, 2026 and $21.2 billion at December 27, 2025. This decrease was primarily related to the repayment of our $1.9 billion senior notes due June 2026, the purchase of approximately $1.4 billion aggregate principal amount of the 2046 Notes that was validly tendered in May 2026, and changes in foreign currency exchange rates on our foreign-denominated debt which was partially offset by the issuance of the 2026 Notes. We used available-for-sale securities to repay the senior notes that matured in June 2026 and used the net proceeds from the 2026 Notes to fund the Tender Offer.
In the second quarter of 2026, KHFC, our 100% owned operating subsidiary, issued 500 million euro aggregate principal amount of 3.500% senior notes due May 2031, and 500 million euro aggregate principal amount of 3.950% senior notes due May 2034.
In July 2026, we partially redeemed $1 billion aggregate principal amount of the 3.875% Senior Notes due May 2027, resulting in an aggregate principal amount of senior notes of approximately $350 million maturing in May 2027.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of June 27, 2026.
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
Equity and Dividends:
We paid dividends on our common stock of $949 million for the six months ended June 27, 2026. Additionally, in the second quarter of 2026, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on September 25, 2026 to stockholders of record on September 4, 2026.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, transactions structured through investment banking institutions, or other means. We purchased no shares during the three and six months ended June 27, 2026 and had approximately $1.5 billion remaining authorization under the share repurchase program as of June 27, 2026. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
Aggregate Contractual Obligations:
During the second quarter of 2026, we repaid $1.9 billion in aggregate principal amount of senior notes that matured in the period, purchased approximately $1.4 billion aggregate principal amount of the 2046 Notes that were validly tendered in the Tender Offer, and issued the 2026 Notes. Additionally, in July 2026, we partially redeemed $1 billion aggregate principal amount of the 3.875% Senior Notes due May 2027 at a redemption price of $1 billion. See Note 14. Commitments, Contingencies, and Debt, in Item 1. Financial Statements, for additional information.
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

Summarized Statement of Income

For the Six Months Ended
June 27, 2026
Net sales	$7,631
Gross profit(a)	2,928
Intercompany service fees and other recharges	2,094
Operating income/(loss)	441
Equity in earnings/(losses) of subsidiaries	(4,870)
Net income/(loss)	(4,662)
Net income/(loss) attributable to common shareholders	(4,662)
(a)    For the six months ended June 27, 2026, the Obligor Group recorded $244 million of net sales to the non-guarantor subsidiaries and $44 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

	June 27, 2026	December 27, 2025
ASSETS
Current assets	$5,392	$6,336
Current assets due from affiliates(a)	99	269
Non-current assets	5,621	5,648
Goodwill	8,823	8,823
Intangible assets, net	1,712	1,768
Non-current assets due from affiliates(b)	22	28
LIABILITIES
Current liabilities	$5,060	$5,211
Current liabilities due to affiliates(a)	1,313	1,122
Non-current liabilities	19,409	21,260
Non-current liabilities due to affiliates(b)	203	208
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meats, sugar and other sweeteners, coffee, edible oils, tomatoes, wheat products, fruits and vegetables, and eggs to manufacture our products. In addition, we purchase and use significant quantities of plastics, resins, cardboard, glass, paper, and metal to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor global supply and cost trends of these commodities.
During the six months ended June 27, 2026, we experienced decreased commodity costs for cheese and dairy products, meats, coffee, sugar and other sweeteners, and eggs while commodity costs for edible oils, fruits and vegetables, and wheat products increased. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
Goodwill and Intangible Assets:
As of June 27, 2026, we maintain 11 reporting units globally, six of which comprise our goodwill balance. These six reporting units had an aggregate goodwill carrying amount of $19.7 billion at June 27, 2026. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $29.2 billion as of June 27, 2026.

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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. As part of our Q2 2026 Impairment Test as of June 27, 2026, we used discount rates ranging from 6.8% to 13.5% and long-term growth rates ranging from 0.0% to 4.0% in estimating the fair value of our reporting units. Additionally, we used discount rates ranging from 8.1% to 10.3%, long-term growth rates ranging from 0.0% to 4.0%, and royalty rates ranging from 3.0% to 20.0% in estimating the fair value of our brands. If current expectations of future growth rates, royalty rates, and margins are not met, if market factors outside of our control change (such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation), or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future goodwill or intangible asset impairments.
As detailed in Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, we recorded impairment losses related to goodwill and indefinite-lived intangible assets. Our reporting units and brands that were impaired in 2026 and 2025 were written down to their respective fair values resulting in zero excess fair value over carrying amount as of the applicable impairment test dates. Our reporting units and brands that had 20% or less excess fair value over carrying amount as of their latest impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future.
Our reporting units that were determined to have less than 5% fair value over carrying amount as of our latest impairment test had an aggregate goodwill carrying amount of $18.2 billion and included TE, AFH, HDM, and WE reporting units. Our MCCS and Asia reporting unit had over 5% but less than 10% fair value over carrying amount with an aggregate goodwill carrying amount of $1.5 billion as of the latest impairment test. Our reporting units that have 10% or less excess fair value over carrying amounts as of the latest impairment test are considered at a heightened risk of future impairments and had an aggregate carrying amount of $19.7 billion. Our five remaining reporting units had no goodwill carrying amount at the time of the latest impairment test.
As of the latest impairment test, our brands that have 10% or less fair value over carrying amount, comprised entirely of brands that have zero fair value over carrying amounts, had a carrying amount of $9.3 billion and included Kraft, Oscar Mayer, Miracle Whip, Cool Whip, Lunchables, Kool Aid, Claussen, ABC, Wattie’s, and Bagel Bites. Our brands that had over 10% but less than 20% fair value over carrying amount included A1, Velveeta, and Classico and had an aggregate carrying amount of $3.5 billion as of the latest impairment test. The aggregate carrying amount of brands with fair value over carrying amount 20% to 50% was $6.9 billion as of the latest impairment test. Although the remaining brands, with a carrying amount of $9.5 billion, have more than 50% excess fair value over carrying amount as of the latest impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future. Our brands that have 20% or less excess fair value over carrying amounts as of their latest impairment test are considered at a heightened risk of future impairments and had an aggregate carrying amount of $12.8 billion.

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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of their latest impairment test for each reporting unit and brand were as follows:

	Goodwill or Brands Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$19.7	6.8%	13.5%	—%	4.0%
Brands (excess earnings method)	9.1	8.2%	8.8%	—%	1.5%
Brands (relief from royalty method)	3.7	8.1%	10.3%	—%	4.0%	3.0%	20.0%
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
If we had changed the assumptions used to estimate the fair value of our reporting units and brands with 20% or less excess fair value over carrying amount, as a result of the latest impairment test for each of these reporting units and brands, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of these reporting units and brands (in billions):

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(3.1)	$3.6	$1.6	$(1.5)
Brands (excess earnings method)	(0.6)	0.7	0.3	(0.2)
Brands (relief from royalty method)	(0.3)	0.3	0.1	(0.1)	$0.4	$(0.4)

Definite-lived intangible assets are amortized on a straight-line basis over the estimated periods benefited. We review definite-lived intangible assets for impairment when conditions exist that indicate the carrying amount of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of definite-lived intangible assets held for use, we group assets at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on definite-lived intangible assets to be disposed of, if any, are based on the estimated proceeds to be received less costs of disposal.
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
To supplement the condensed consolidated financial statements prepared in accordance with U.S. GAAP, we have presented Organic Net Sales, Adjusted Operating Income, and Adjusted EPS, which are considered non-GAAP financial measures. The non-GAAP financial measures presented may differ from similarly titled non-GAAP financial measures presented by other companies, and other companies may not define these non-GAAP financial measures in the same way. These measures are not substitutes for their comparable U.S. GAAP financial measures, such as net sales, net income/(loss), operating income/(loss), diluted EPS, or other measures prescribed by U.S. GAAP, and there are limitations to using non-GAAP financial measures.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended June 27, 2026
North America	$4,626	$—	$—	$4,626
International Developed Markets	865	19	—	846
Emerging Markets	771	36	—	735
Kraft Heinz	$6,262	$55	$—	$6,207

Three Months Ended June 28, 2025
North America	$4,757	$—	$—	$4,757
International Developed Markets	897	—	45	852
Emerging Markets	698	20	—	678
Kraft Heinz	$6,352	$20	$45	$6,287

Year-over-year growth rates
North America	(2.7)%	0.0 pp	0.0 pp	(2.7)%	1.1 pp	(3.8) pp
International Developed Markets	(3.5)%	2.1 pp	(4.9) pp	(0.7)%	0.7 pp	(1.4) pp
Emerging Markets	10.4%	1.9 pp	0.0 pp	8.5%	4.5 pp	4.0 pp
Kraft Heinz	(1.4)%	0.5 pp	(0.6) pp	(1.3)%	1.3 pp	(2.6) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Six Months Ended June 27, 2026
North America	$9,084	$20	$—	$9,064
International Developed Markets	1,708	83	—	1,625
Emerging Markets	1,517	80	—	1,437
Kraft Heinz	$12,309	$183	$—	$12,126

Six Months Ended June 28, 2025
North America	$9,245	$—	$—	$9,245
International Developed Markets	1,714	—	82	1,632
Emerging Markets	1,392	38	—	1,354
Kraft Heinz	$12,351	$38	$82	$12,231

Year-over-year growth rates
North America	(1.7)%	0.3 pp	0.0 pp	(2.0)%	0.7 pp	(2.7) pp
International Developed Markets	(0.3)%	4.9 pp	(4.8) pp	(0.4)%	0.4 pp	(0.8) pp
Emerging Markets	9.0%	2.9 pp	0.0 pp	6.1%	4.4 pp	1.7 pp
Kraft Heinz	(0.3)%	1.2 pp	(0.6) pp	(0.9)%	1.0 pp	(1.9) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating income/(loss)	$(6,431)	$(7,974)	$(5,286)	$(6,778)
Restructuring activities	9	—	31	4
Unrealized losses/(gains) on commodity hedges	101	(16)	(77)	(17)
Impairment losses	7,352	9,266	7,365	9,266
Separation costs	10	—	66	—
Adjusted Operating Income	$1,041	$1,276	$2,099	$2,475

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Diluted EPS	$(4.60)	$(6.60)	$(3.93)	$(5.98)
Restructuring activities(a)	0.01	0.01	(0.01)	0.01
Unrealized losses/(gains) on commodity hedges(b)	0.06	(0.01)	(0.05)	(0.01)
Impairment losses(c)	5.23	7.28	5.24	7.26
Separation costs(d)	—	—	0.04	—
Losses/(gains) on sale of business(e)	—	—	(0.02)	—
Nonmonetary currency devaluation(f)	—	0.01	0.01	0.02
Debt prepayment and extinguishment (benefit)/costs(g)	(0.14)	—	(0.14)	—
Certain significant discrete income tax items(h)	—	—	—	0.01
Adjusted EPS	$0.56	$0.69	$1.14	$1.31
(a)    Gross expenses/(income) included in restructuring activities were expenses of $9 million ($7 million after-tax) for the three months and income of $14 million ($11 million after-tax) for the six months ended June 27, 2026 and expenses of $10 million ($7 million after-tax) for the three months ended and expenses of $14 million ($10 million after-tax) for six months ended June 28, 2025 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $7 million for the three months and $30 million for the six months ended June 27, 2026 and expense of $1 million for the three months and income of $1 million for the six months ended June 28, 2025; and
•SG&A included expenses of $2 million for the three months and $1 million for the six months ended June 27, 2026 and income of $1 million for the three month and expenses of $5 million for the six months ended June 28, 2025; and
•Other expense/(income) included income of $45 million for six months ended June 27, 2026 and expenses of $10 million for the three and six months ended June 28, 2025.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were expenses of $101 million ($76 million after-tax) for the three months and income of $77 million ($58 million after-tax) for six months ended June 27, 2026 and income of $16 million ($12 million after-tax) for the three months ended and income of $17 million ($13 million after-tax) for six months ended June 28, 2025, and were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $2.4 billion ($2.4 billion after-tax) for the three and six months ended June 27, 2026 and $6.7 billion ($6.7 billion after-tax) for the three and six months ended June 28, 2025, which were recorded in SG&A;
•Intangible asset impairment losses of $4.9 billion ($3.8 billion after-tax) for the three and for six months ended June 27, 2026 and $2.6 billion ($2 billion after-tax) for the three and six months ended June 28, 2025, which were recorded in SG&A.
(d)    Gross expenses included in separation costs were $10 million ($6 million after-tax) for the three months and $66 million ($51 million after-tax) for six months ended June 27, 2026 and were recorded in SG&A.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business was income of $3 million ($29 million after-tax) for six months ended June 27, 2026 and were recorded in other expense/(income).
(f)    Gross expenses included in nonmonetary currency devaluation were $4 million ($4 million after-tax) for the three months and $16 million ($16 million after-tax) for six months ended June 27, 2026 and $7 million ($7 million after-tax) for the three months and $21 million ($21 million after-tax) for six months ended June 28, 2025 and were recorded in other expense/(income).
(g)    Gross expenses/(income) included in debt prepayment and extinguishment costs were income of $228 million ($171 million after-tax) for the three and six months ended June 27, 2026 and were recorded in interest expense/(income). This income includes a gain from extinguishment of debt of $265 million which was partially offset by a loss from an interest rate hedge of $37 million.
(h)    Certain significant discrete income tax items were an expense of $3 million for the three months and $16 million for six months ended June 28, 2025. The expense represents movement in the valuation allowance against deferred tax assets in our subsidiary in Brazil and adjustments recorded to the deferred tax asset and valuation allowance related to the transfer of business operations to a wholly-owned subsidiary in the Netherlands in December 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the six months ended June 27, 2026. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 27, 2026, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended June 27, 2026 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
3/29/2026 — 5/2/2026	2,578	$25.37	—	$1,502
5/3/2026 — 5/30/2026	29,138	23.02	—	1,502
5/31/2026 — 6/27/2026	1,338	24.16	—	1,502
Total	33,054		—
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
Item 5. Other Information.
(c) Insider Stock Trading Arrangements:
None.

Item 6. Exhibits.

Exhibit No.	Descriptions
3.1	Amended and Restated By-Laws of The Kraft Heinz Company, effective July 22, 2026 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 27, 2026).
4.1
Fourteenth Supplemental Indenture, dated as of May 21, 2026, relating to the €500,000,000 3.500% Senior Notes due 2031 and the €500,000,000 3.950% Senior Notes due 2034, among Kraft Heinz Foods Company, as issuer, The Kraft Heinz Company, as guarantor, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 21, 2026).

4.2	Form of €500,000,000 Senior Notes due 2031 (included as Exhibit A-1 to Exhibit 4.1).
4.3	Form of €500,000,000 Senior Notes due 2034 (included as Exhibit A-1 to Exhibit 4.1).
10.1
The Kraft Heinz Company Amended and Restated 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-296347), filed on May 29, 2026).+

10.2
Fifth Amendment, dated as of July 8, 2026, to the Credit Agreement dated July 8, 2022, among The Kraft Heinz Company, Kraft Heinz Foods Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*

10.3	2026 Form of Amended and Restated 2020 Omnibus Incentive Plan Deferred Stock Award Agreement.+*
10.4	2025/2026 Form of Amended and Restated 2020 Omnibus Incentive Plan Cash Retainer for Deferred Stock Award Agreement.+*
10.5	2026 Form of Amended and Restated 2020 Omnibus Incentive Plan Director RSU Award Agreement.+*
22.1	List of Guarantor Subsidiaries.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended June 27, 2026, formatted in iXBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	August 5, 2026
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	August 5, 2026
		By:	/s/ Chris Asher
Chris Asher
Vice President and Global Controller
(Principal Accounting Officer)