Form 10-Q
period 2026-09-26
Kraft Heinz Co
filed 2026-11-04
CIK 1637459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	KHC	New York Stock Exchange
3.500% Senior Notes due 2029	KHC29	The Nasdaq Stock Market LLC
3.500% Senior Notes due 2031	KHC31	The Nasdaq Stock Market LLC
3.250% Senior Notes due 2033	KHC33	The Nasdaq Stock Market LLC
3.950% Senior Notes due 2034	KHC34	The Nasdaq Stock Market LLC

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

As of October 31, 2026, there were 1,183,828,946 shares of the registrant’s common stock outstanding.

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
We use our investor relations website, ir.kraftheinzcompany.com, as a routine channel for distribution of important, and often material, information about Kraft Heinz, including quarterly and annual earnings results and presentations, press releases and other announcements, webcasts, analyst presentations, investor days, sustainability initiatives, financial information, and corporate governance practices, as well as archives of past presentations and events. We encourage you to follow our investor relations website in addition to our filings with the Securities and Exchange Commission (“SEC”) to receive timely information about the Company. The information on our website is not part of this Quarterly Report on Form 10-Q and shall not be deemed to be incorporated by reference into this report or any other filings we make with the SEC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
The Kraft Heinz Company
Condensed Consolidated Statements of Income
(in millions, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$6,115	$6,237	$18,424	$18,588
Cost of products sold	4,127	4,247	12,189	12,351
Gross profit	1,988	1,990	6,235	6,237
Selling, general and administrative expenses, excluding impairment losses	1,041	930	3,209	2,689
Goodwill impairment losses	69	35	2,510	6,729
Intangible asset impairment losses	3	—	4,927	2,572
Selling, general and administrative expenses	1,113	965	10,646	11,990
Operating income/(loss)	875	1,025	(4,411)	(5,753)
Interest expense/(income)	210	240	415	709
Other expense/(income)	(39)	(22)	(164)	(120)
Income/(loss) before income taxes	704	807	(4,662)	(6,342)
Provision for/(benefit from) income taxes	168	194	(537)	154
Net income/(loss)	536	613	(4,125)	(6,496)
Net income/(loss) attributable to noncontrolling interest	(8)	(2)	(7)	1
Net income/(loss) attributable to common shareholders	$544	$615	$(4,118)	$(6,497)
Per share data applicable to common shareholders:
Basic earnings/(loss)	$0.46	$0.52	$(3.47)	$(5.47)
Diluted earnings/(loss)	0.46	0.52	(3.47)	(5.47)
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income/(loss)	$536	$613	$(4,125)	$(6,496)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	5	(77)	(162)	904
Net deferred gains/(losses) on net investment hedges	(17)	10	79	(289)
Amounts excluded from the effectiveness assessment of net investment hedges	5	7	19	24
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(6)	(6)	(18)	(25)
Net deferred gains/(losses) on cash flow hedges	—	11	9	117
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	(2)	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	1	5	6	(173)
Amounts excluded from the effectiveness assessment of fair value hedges	2	12	12	24
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(1)	(2)	(10)	(3)
Net deferred gains/(losses) on available-for-sale debt securities	—	1	—	—
Net actuarial gains/(losses) arising during the period	(54)	(27)	(51)	(60)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(3)	(3)	(44)	(3)
Total other comprehensive income/(loss)	(68)	(69)	(162)	515
Total comprehensive income/(loss)	468	544	(4,287)	(5,981)
Comprehensive income/(loss) attributable to noncontrolling interest	(8)	(6)	(13)	(15)
Comprehensive income/(loss) attributable to common shareholders	$476	$550	$(4,274)	$(5,966)
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Balance Sheets
(in millions, except per share data)
(Unaudited)

	September 26, 2026	December 27, 2025
ASSETS
Cash and cash equivalents	$1,888	$2,615
Trade receivables (net of allowances of $30 at September 26, 2026 and $34 at December 27, 2025)	2,211	2,254
Inventories	3,415	3,167
Prepaid expenses	276	291
Marketable securities	16	1,060
Other current assets	841	588
Assets held for sale	16	152
Total current assets	8,663	10,127
Property, plant and equipment, net	7,179	7,318
Goodwill	19,649	22,179
Intangible assets, net	32,328	37,529
Other non-current assets	4,409	4,633
TOTAL ASSETS	$72,228	$81,786
LIABILITIES AND EQUITY
Current portion of long-term debt	$918	$1,908
Accounts payable	4,784	4,308
Accrued marketing	902	801
Interest payable	241	298
Other current liabilities	1,647	1,455
Liabilities held for sale	—	8
Total current liabilities	8,492	8,778
Long-term debt	17,085	19,311
Deferred income taxes	7,810	9,022
Accrued postemployment costs	128	131
Long-term deferred income	1,278	1,321
Other non-current liabilities	1,345	1,434
TOTAL LIABILITIES	36,138	39,997
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interest	13	12
Equity:
Common stock, $0.01 par value (5,000 shares authorized; 1,260 shares issued and 1,184 shares outstanding at September 26, 2026; 1,257 shares issued and 1,184 shares outstanding at December 27, 2025)	12	12
Additional paid-in capital	49,937	51,287
Retained earnings/(deficit)	(8,747)	(4,629)
Accumulated other comprehensive income/(losses)	(2,526)	(2,370)
Treasury stock, at cost (76 shares at September 26, 2026 and 73 shares at December 27, 2025)	(2,701)	(2,636)
Total shareholders’ equity	35,975	41,664
Noncontrolling interest	102	113
TOTAL EQUITY	36,077	41,777
TOTAL LIABILITIES AND EQUITY	$72,228	$81,786
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Equity
(in millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 27, 2025	$12	$51,287	$(4,629)	$(2,370)	$(2,636)	$113	$41,777
Net income/(loss) excluding redeemable noncontrolling interest	—	—	798	—	—	1	799
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(78)	—	(1)	(79)
Dividends declared-common stock ($0.40 per share)	—	(477)	—	—	—	—	(477)
Exercise of stock options, issuance of other stock awards, and other	—	28	—	—	(12)	—	16
Balance at March 28, 2026	$12	$50,838	$(3,831)	$(2,448)	$(2,648)	$113	$42,036
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(5,460)	—	—	—	(5,460)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(10)	—	(3)	(13)
Dividends declared-common stock ($0.40 per share)	—	(477)	—	—	—	—	(477)
Exercise of stock options, issuance of other stock awards, and other	—	31	—	—	(1)	1	31
Balance at June 27, 2026	$12	$50,392	$(9,291)	$(2,458)	$(2,649)	$111	$36,117
Net income/(loss) excluding redeemable noncontrolling interest	—	—	544	—	—	(8)	536
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(68)	—	(1)	(69)
Dividends declared-common stock ($0.40 per share)	—	(477)	—	—	—	—	(477)
Repurchase of common stock	—	—	—	—	(52)	—	(52)
Exercise of stock options, issuance of other stock awards, and other	—	22	—	—	—	—	22
Balance at September 26, 2026	$12	$49,937	$(8,747)	$(2,526)	$(2,701)	$102	$36,077

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Income/(Losses)	Treasury Stock, at Cost	Noncontrolling Interest	Total Equity
Balance at December 28, 2024	$12	$52,135	$2,171	$(2,915)	$(2,218)	$134	$49,319
Net income/(loss) excluding redeemable noncontrolling interest	—	—	712	—	—	2	714
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	222	—	(1)	221
Dividends declared-common stock ($0.40 per share)	—	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	(214)	—	(214)
Exercise of stock options, issuance of other stock awards, and other	—	34	—	—	—	3	37
Balance at March 29, 2025	$12	$52,169	$2,404	$(2,693)	$(2,432)	$138	$49,598
Net income/(loss) excluding redeemable noncontrolling interest	—	—	(7,824)	—	—	1	(7,823)
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	374	—	(13)	361
Dividends declared-common stock ($0.40 per share)	—	—	(475)	—	—	—	(475)
Repurchase of common stock	—	—	—	—	(188)	—	(188)
Exercise of stock options, issuance of other stock awards, and other	—	27	—	—	(16)	1	12
Balance at June 28, 2025	$12	$52,196	$(5,895)	$(2,319)	$(2,636)	$127	$41,485
Net income/(loss) excluding redeemable noncontrolling interest	—	—	615	—	—	(2)	613
Other comprehensive income/(loss) excluding redeemable noncontrolling interest	—	—	—	(65)	—	(3)	(68)
Dividends declared-common stock ($0.40 per share)	—	(476)	—	—	—	—	(476)
Exercise of stock options, issuance of other stock awards, and other	—	18	—	—	—	—	18
Balance at September 27, 2025	$12	$51,738	$(5,280)	$(2,384)	$(2,636)	$122	$41,572
See accompanying notes to the condensed consolidated financial statements.

The Kraft Heinz Company
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	For the Nine Months Ended
	September 26, 2026	September 27, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(4,125)	$(6,496)
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation and amortization	768	717
Divestiture-related license income	(39)	(39)
Equity award compensation expense	76	70
Deferred income tax provision/(benefit)	(1,159)	(488)
Postemployment benefit plan contributions	(11)	(11)
Goodwill and intangible asset impairment losses	7,437	9,301
Nonmonetary currency devaluation	34	26
Loss/(gain) on sale of business	(1)	44
Loss/(gain) on extinguishment of debt	(264)	—
Other items, net	(149)	13
Changes in current assets and liabilities:
Trade receivables	14	(53)
Inventories	(366)	(205)
Accounts payable	618	312
Other current assets	(149)	(188)
Other current liabilities	276	83
Net cash provided by/(used for) operating activities	2,960	3,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(599)	(596)
Purchases of marketable securities	(105)	(1,358)
Proceeds from sale of marketable securities	1,157	354
Proceeds from sale of business, net of cash disposed and working capital adjustments	146	9
Other investing activities, net	52	(19)
Net cash provided by/(used for) investing activities	651	(1,610)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,982)	(677)
Proceeds from issuance of long-term debt	1,152	1,620
Dividends paid	(1,423)	(1,424)
Repurchases of common stock	(79)	(435)
Other financing activities, net	(89)	153
Net cash provided by/(used for) financing activities	(4,421)	(763)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(24)	52
Cash, cash equivalents, and restricted cash
Net increase/(decrease)	(834)	765
Balance at beginning of period	2,944	1,486
Balance at end of period	$2,110	$2,251
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
Reportable Segments
In the third quarter of 2026, our internal reporting structure and reportable segments changed. We combined our West and East Emerging Markets (“WEEM”) and Asia Emerging Markets (“AEM”) operating segments to form the Emerging Markets operating segment in order to increase efficiencies and drive sustainable growth across our global business. In conjunction with the creation of the Emerging Markets operating segment, we moved certain European countries within the WEEM operating segment into the Europe and Pacific Developed Markets operating segment. Subsequently, we manage our operating results through three operating segments, all of which are reportable segments: North America, Europe and Pacific Developed Markets, and Emerging Markets. We have reflected this segment change in all periods presented.
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

Held for Sale
In the third quarter of 2026, we concluded that certain assets in the Europe and Pacific Developed Markets segment, primarily relating to manufacturing facilities, met the held for sale criteria. Accordingly, we classified the assets as held for sale in our condensed consolidated balance sheet as of September 26, 2026. We expect any gains related to these held for sale assets to be insignificant. As of December 27, 2025, we classified certain assets and liabilities as held for sale in our condensed consolidated balance sheet, primarily relating to the divestiture of our infant and specialty food business in Italy in our Europe and Pacific Developed Markets segment. See Note 4, Acquisitions and Divestitures, for additional information.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include term deposits with banks, money market funds, and all highly liquid investments with original maturities of 90 days or less. The fair value of cash equivalents approximates the carrying amount. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in other current assets or other non-current assets, as applicable, on the condensed consolidated balance sheets. At September 26, 2026, we had restricted cash of $146 million recorded in other current assets and restricted cash of $76 million recorded in other non-current assets. At December 27, 2025, we had restricted cash of $164 million recorded in other current assets and restricted cash of $165 million recorded in other non-current assets. Total cash, cash equivalents, and restricted cash was $2,110 million at September 26, 2026, and $2,944 million at December 27, 2025.
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
Note 4. Acquisitions and Divestitures
Divestitures
Italy Infant Transaction:
On July 9, 2025, we entered into a definitive agreement with a third party, NewPrinces S.p.A., to sell our infant and specialty food business in Italy, within our Europe and Pacific Developed Markets segment (the “Italy Infant Transaction”). The net assets to be transferred in the Italy Infant Transaction include, among other things, our intellectual property rights to the Plasmon and Nipiol brands and one manufacturing facility in Italy (collectively, the “Italy Infant Disposal Group”).
In the third quarter of 2025, we determined that the Italy Infant Disposal Group met the held for sale criteria. As of July 9, 2025, the date the Italy Infant Disposal Group was determined to be held for sale, we tested the individual assets included within the Italy Infant Disposal Group for impairment. We determined that the net assets of the Italy Infant Disposal Group had an aggregate carrying amount above their estimated fair value less cost to sell, and that the goodwill within the Italy Infant Disposal Group was fully impaired. Accordingly, we recorded a non-cash goodwill impairment loss of $40 million, which was recognized in SG&A, for the year ended December 27, 2025. Further, we recorded an estimated pre-tax loss on sale of business of $47 million for the year ended December 27, 2025, which was recognized in other expense/(income) on our consolidated statements of income. We recognized these costs in the third and fourth quarters of 2025.

The Italy Infant Transaction closed on December 31, 2025, which was in the first quarter of our fiscal year 2026, for total cash consideration of approximately $146 million. For the three and nine months ended September 26, 2026, we recognized an insignificant adjustment to pre-tax loss on sale of business in other expense/(income) on our condensed consolidated statements of income.
Coffee Transaction:
On November 3, 2026, we entered into a definitive agreement to divest our North America coffee business to an affiliate of One Rock Capital Partners, LLC at an enterprise value of $650 million. The Company will retain a 30% non-controlling equity stake in the business. The transaction is subject to regulatory approval and other customary closing conditions and is expected to close in mid-2027.
Note 5. Restructuring Activities
Restructuring Activities:
We have restructuring programs globally, which are focused primarily on streamlining our organizational design. For the nine months ended September 26, 2026, we eliminated approximately 240 positions related to these programs. As of September 26, 2026, we expect to eliminate approximately 240 positions during the remainder of 2026 related to these programs, primarily outside of North America. For the three months ended September 26, 2026, restructuring activities resulted in a net expense of $7 million, which included a net expense of $5 million of severance and employee benefit costs and a net expense of $2 million of asset-related costs. For the nine months ended September 26, 2026, restructuring activities resulted in a net benefit of $7 million, which included a net benefit of $44 million of other restructuring costs, a net expense of $22 million of asset-related costs, and a net expense of $15 million of severance and employee benefit costs. Other restructuring costs included a non-cash benefit related to the settlement of our U.S. Retiree Life Insurance Plan during the nine months ended September 26, 2026. Restructuring activities resulted in expenses of $4 million for the three months and $18 million for the nine months ended September 27, 2025.
Our net liability balance for restructuring project costs that qualify as exit and disposal costs under U.S. GAAP was (in millions):

	Severance and Employee Benefit Costs	Other Exit Costs	Total
Balance at December 27, 2025	$9	$2	$11
Charges/(credits)	15	—	15
Cash payments	(10)	(1)	(11)
Balance at September 26, 2026	$14	$1	$15
We expect the majority of the liability for severance and employee benefit costs as of September 26, 2026 to be paid by the end of 2026. The liability for other exit costs relates to lease obligations. The cash impact of these obligations will continue for the duration of the lease terms, which expire in 2030.
Total Expenses/(Income):
Total expense/(income) related to restructuring activities, by income statement caption, were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Severance and employee benefit costs - Cost of products sold	$(1)	$2	$9	$1
Severance and employee benefit costs - SG&A	6	4	6	8
Asset-related costs - Cost of products sold	2	—	22	—
Other costs - SG&A	—	—	1	1
Other costs - Other expense/(income)	—	(2)	(45)	8
	$7	$4	$(7)	$18

We do not include our restructuring activities within Segment Adjusted Operating Income (as defined in Note 16, Segment Reporting). The pre-tax impact of allocating such expenses/(income) to our segments would have been (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
North America	$—	$—	$(46)	$15
Europe and Pacific Developed Markets	10	4	42	1
Emerging Markets	—	(4)	—	(5)
General corporate expenses	(3)	4	(3)	7
	$7	$4	$(7)	$18
Note 6. Inventories
Inventories consisted of the following (in millions):

	September 26, 2026	December 27, 2025
Packaging and ingredients	$898	$870
Spare parts	260	264
Work in process	325	278
Finished products	1,932	1,755
Inventories	$3,415	$3,167
At December 27, 2025, inventories excluded amounts classified as held for sale. See Note 4, Acquisitions and Divestitures, for additional information.

Note 7. Goodwill and Intangible Assets
As described in Note 1, Basis of Presentation, effective July 1, 2026, we combined our WEEM and AEM operating segments to form the Emerging Markets operating segment. Additionally, we moved the remaining European countries within the WEEM operating segment into the Europe and Pacific Developed Markets operating segment. Subsequently, we manage our operating results through three operating segments, all of which are reportable segments: North America, Europe and Pacific Developed Markets, and Emerging Markets. The reorganization resulted in a change to our operating and reportable segments and impacted how we define our existing reporting units, resulting in a goodwill triggering event as further discussed below.
Goodwill:
Changes in the carrying amount of goodwill, by segment, were (in millions):

	North America	Europe and Pacific Developed Markets	Emerging Markets	Total
Balance at December 27, 2025	$20,392	$1,470	$317	$22,179
Impairment losses	(1,653)	(788)	(69)	(2,510)
Translation adjustments and other	(1)	(30)	11	(20)
Balance at September 26, 2026	$18,738	$652	$259	$19,649
2026 Year-to-Date Goodwill Impairment Testing
Q3 2026 Goodwill Impairment Testing
We performed our 2026 annual impairment test as of June 28, 2026, which was the first day of our third quarter of 2026. We performed a qualitative impairment test, given the proximity of our annual impairment test date to the interim impairment test performed as of the end of the second quarter of 2026. We did not identify any impairments to goodwill as a result of our annual impairment test.
In addition, as of July 1, 2026, the organizational changes discussed above resulted in a change to certain reporting units. Our Western Europe (“WE”); Europe, Middle East, Africa (“EMEA East”); and Asia reporting units were reorganized into four reporting units: Europe; EurAsia; China; and Middle East and Africa (“MEA”). Our Australia, New Zealand, and Japan (“ANJ”); Latin America (“LATAM”); and all North America reporting units remained unchanged.
As a result of this reorganization, we reassigned assets and liabilities to the Europe, EurAsia, China, and MEA reporting units and allocated goodwill using the relative fair value approach. We performed an interim impairment test on the affected reporting units on both a pre- and post-reorganization basis.
We performed our pre-reorganization impairment test as of July 1, 2026, and did not identify any impairments. We performed our post-reorganization impairment test of the new China, EurAsia, and MEA reporting units within our Emerging Markets segment, and the new Europe reporting unit in our Europe and Pacific Developed Markets segment. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our post-reorganization impairment test, we recognized non-cash goodwill impairment losses of $69 million in SG&A in the third quarter of 2026, all of which related to our EurAsia reporting unit within our Emerging Markets segment. The goodwill impairment was primarily driven by the Indonesia business, which had a carrying amount exceeding its fair value and was transferred from the former Asia reporting unit to the new EurAsia reporting unit as part of the reorganization.
As of their latest impairment test, the goodwill carrying amount was $10.1 billion in our Taste Elevation (“TE”) reporting unit, $7.3 billion in our Hydration, Desserts, & Meals (“HDM”) reporting unit, $1.2 billion in our Meat, Cheese, Coffee, & Snacks (“MCCS”) reporting unit, $650 million in our Europe reporting unit, $258 million in our China reporting unit, and $80 million in our Away From Home & Kraft Heinz Ingredients (“AFH”) reporting unit. There is no goodwill remaining in our ANJ, Canada, EurAsia, MEA, LATAM, and Other North America reporting units.
As of September 26, 2026, we maintain 12 reporting units globally, six of which comprise our goodwill balance. These six reporting units had an aggregate goodwill carrying amount of $19.6 billion at September 26, 2026.
Accumulated impairment losses to goodwill were $22.7 billion as of September 26, 2026, and $20.2 billion as of December 27, 2025.
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
As a result of the interim impairment test, we recognized non-cash goodwill impairment losses of $1.7 billion in SG&A in the second quarter of 2026, of which $788 million related to our Western Europe (“WE”) reporting unit within our Europe and Pacific Developed Markets segment, as well as $656 million related to our HDM reporting unit, $217 million related to our Elevation reporting unit, and $55 million related to our Canada reporting unit within our North America segment.
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
Additionally, as of the last day of the second quarter of 2026, we separated the Elevation reporting unit into two reporting units, TE and AFH, in an effort to drive focus and clarity in our organizational structure and reporting processes. As a result of this reorganization, we reassigned assets and liabilities and reallocated the existing goodwill, using the fair value approach, from the former Elevation reporting unit into the new reporting units, TE and AFH.
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
2025 Year-to-Date Goodwill Impairment Testing
Q3 2025 Goodwill Impairment Testing
As of the first day of the third quarter of 2025, certain organizational changes occurred that resulted in a change to the reporting unit composition within our North America segment. Our six North America reporting units — Taste Elevation, Ready Meals and Snacking (“TMS”), Hydration & Desserts (“HD”), Meat & Cheese (“MC”), Away from Home & Kraft Heinz Ingredients (“AFH”), Canada and North America Coffee (“CNAC”), and Other North America — were reorganized into five reporting units: Elevation; Hydration, Desserts, & Meals (“HDM”); MCCS; Canada; and Other North America.
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
We performed our post-reorganization impairment test in conjunction with our 2025 annual impairment test and tested the new North America reporting units (Elevation, HDM, MCCS, Canada, and Other North America) along with the reporting units in our Europe and Pacific Developed Markets and Emerging Markets segments. We tested our reporting units for impairment as of the first day of our third quarter, which was June 29, 2025 for our 2025 annual impairment test. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting units. As a result of our 2025 annual impairment test, we determined that the fair value of each of the reporting units tested was in excess of its carrying amount and no impairments were recorded.

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
As a result, we recognized non-cash goodwill impairment losses of $6.7 billion in SG&A in the second quarter of 2025, of which $3.1 billion related to our Taste Elevation, Ready Meals and Snacking (“TMS”) reporting unit, $1.6 billion related to our Meat & Cheese (“MC”) reporting unit, $805 million related to our Canada and North America Coffee (“CNAC”) reporting unit, and $400 million related to our Away from Home & Kraft Heinz Ingredients reporting unit within our North America segment, as well as $819 million related to our WE reporting unit within our Europe and Pacific Developed Markets segment.
The impairments of our TMS, AFH, WE, MC, and CNAC reporting units were primarily due to the market’s perceived risk of our ability to achieve our future cash flow projections, due, in part, to uncertainty in the macroeconomic environment in which we operate. The impairment of our MC reporting unit was also partially driven by a reduction of future long-term growth assumptions.
Additional Goodwill Considerations
As of their latest quantitative impairment test, our TE, HDM, Europe, and AFH reporting units had less than 5% fair value over carrying amount with an aggregate goodwill carrying amount of $18.2 billion. Our MCCS reporting unit had between 5% to 10% fair value over carrying amount and an aggregate carrying amount of $1.2 billion, and our China reporting unit had 20-50% fair value over carrying amount and an aggregate carrying amount of $258 million.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, discount rates, long-term growth rates, royalty rates, and other market factors. As part of each reporting unit’s latest impairment test, we used discount rates ranging from 6.8% to 13.5% and long-term growth rates ranging from 0.0% to 4.0%. If current expectations of future growth rates and margins are not met, if market factors outside of our control change (such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation), or if management’s expectations or plans otherwise change (including updates to our long-term operating plans), then one or more of our reporting units might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future goodwill impairments.
Indefinite-lived intangible assets:
Changes in the carrying amount of indefinite-lived intangible assets, which primarily consisted of trademarks, were (in millions):

Balance at December 27, 2025	$34,165
Impairment losses	(4,902)
Translation adjustments and other	(91)
Balance at September 26, 2026	$29,172
Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $29.2 billion at September 26, 2026.
2026 Year-to-Date Indefinite-Lived Intangible Asset Impairment Testing
Q3 2026 Indefinite-Lived Intangible Asset Impairment Testing
We performed our 2026 annual impairment test as of June 28, 2026, which was the first day of our third quarter of 2026. We performed a qualitative impairment test, given the proximity of our annual impairment test date to the interim impairment test performed as of the end of the second quarter of 2026. We did not identify any indefinite-lived intangible asset impairments as a result of our annual impairment test.

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
As a result, we recognized non-cash intangible asset impairment losses of $4.9 billion in SG&A in the second quarter of 2026, of which $3.4 billion related to Kraft, $660 million related to Oscar Mayer, $445 million related to Lunchables, and $379 million related to five other brands in our North America segment. We recorded a $48 million impairment to one brand in our Emerging Markets segment and $10 million to one brand in our Europe and Pacific Developed Markets segment.
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
As a result, we recognized non-cash intangible asset impairment losses of $2.6 billion in SG&A in the second quarter of 2025, of which $1.9 billion related to Kraft, $382 million related to Velveeta, $175 million related to Lunchables, $100 million related to Maxwell House, and $42 million related to two other brands in our North America segment, consistent with ownership of the trademarks. The impairments of these brands were primarily due to the market’s perceived risk of our ability to achieve our future year revenue growth and margin growth assumptions, due in part to uncertainty in the macroeconomic environment in which we operate.
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
Our brands that had 20% or less excess fair value over carrying amount as of the annual impairment test have a heightened risk of future impairments if any assumptions, estimates, or market factors change in the future. Although our remaining brands had more than 20% excess fair value over carrying amount, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual cash flows, income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. As part of each brand’s latest impairment test, we used discount rates ranging from 8.1% to 10.3%, long-term growth rates ranging from 0.0% to 4.0%, and royalty rates ranging from 3.0% to 20.0%. If current expectations of future growth rates, royalty rates, and margins are not met, if market factors outside of our control change (such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation), or if management’s expectations or plans otherwise change (including updates to our long-term operating plans), then one or more of our brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future intangible asset impairments.
Definite-lived intangible assets:
Definite-lived intangible assets were (in millions):

	September 26, 2026			December 27, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net(a)
Trademarks	$2,370	$(1,103)	$1,267	$2,369	$(1,016)	$1,353
Customer-related assets	3,661	(1,779)	1,882	3,704	(1,700)	2,004
Other	12	(5)	7	11	(4)	7
	$6,043	$(2,887)	$3,156	$6,084	$(2,720)	$3,364
(a)    At December 27, 2025, definite-lived intangible assets excluded amounts classified as held for sale due to the Italy Infant Transaction. See Note 4, Acquisitions and Divestitures, for additional information on amounts held for sale.
Amortization expense for definite-lived intangible assets was $62 million for the three months and $185 million for the nine months ended September 26, 2026, and $61 million for the three months and $184 million for the nine months ended September 27, 2025. Aside from amortization expense and the impacts of foreign currency, the change in definite-lived intangible assets from December 27, 2025 to September 26, 2026 is primarily related to non-cash intangible asset impairment losses of $25 million for six definite-lived intangible assets within our Europe and Pacific Developed Markets and North America segments.
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
Our effective tax rate for the three months ended September 26, 2026 was an expense of 23.8% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill impairment losses of 2.0%. In addition to the impact of these non-cash impairment losses, our effective tax rate was favorably impacted by changes in estimates of certain 2025 U.S. income and deductions, certain discrete deferred tax adjustments, and the geographic mix of pre-tax income in various non-U.S. jurisdictions.
Our effective tax rate for the three months ended September 27, 2025 was an expense of 24.0% on pre-tax income, which was favorably impacted by certain discrete deferred tax adjustments, changes in estimates of certain 2024 U.S. income and deductions, and the geographic mix of pre-tax income in various non-U.S. jurisdictions.
The year-over-year change in the effective tax rate for the three-month period was primarily due to the impact of certain discrete deferred tax adjustments and a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
Our effective tax rate for the nine months ended September 26, 2026 was a benefit of 11.5% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill impairment losses of 12.7%. In addition to the impact of these non-cash impairment losses, our effective tax rate was favorably impacted by the geographic mix of pre-tax income in various non-U.S. jurisdictions.
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
The year-over-year change in the effective tax rate for the nine month period was primarily due to the impact of non-deductible goodwill impairments and a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
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

Note 9. Employees’ Stock Incentive Plans
Stock Options:
Our stock option activity and related information was:

	Number of Stock Options	Weighted Average Exercise Price (per share)
Outstanding at December 27, 2025	5,520,483	$42.37
Granted	1,015,873	24.61
Forfeited	(690,470)	57.29
Outstanding at September 26, 2026	5,845,886	37.52
Restricted Stock Units:
Our restricted stock unit (“RSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 27, 2025	6,611,644	$34.52
Granted	4,500,209	24.99
Forfeited	(740,426)	30.36
Vested	(1,889,803)	37.51
Outstanding at September 26, 2026	8,481,624	29.16
The aggregate fair value of RSUs that vested during the period was $46 million for the nine months ended September 26, 2026.
Performance Share Units:
Our performance share unit (“PSU”) activity and related information was:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 27, 2025	5,460,237	$30.64
Granted	3,081,049	15.40
Forfeited	(869,010)	28.10
Vested	(763,492)	33.74
Outstanding at September 26, 2026	6,908,784	23.83
The aggregate fair value of PSUs that vested during the period was $19 million for the nine months ended September 26, 2026.
Note 10. Postemployment Benefits
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on our postemployment-related accounting policies.

Pension Plans
Components of Net Pension Cost/(Benefit):
Net pension cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended
	U.S. Plans		Non-U.S. Plans
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Service cost	$—	$—	$1	$2
Interest cost	27	28	14	15
Expected return on plan assets	(44)	(44)	(19)	(24)
Amortization of prior service costs/(credits)	—	—	1	1
Amortization of unrecognized losses/(gains)	—	—	3	4
Settlements	—	1	—	—
Net pension cost/(benefit)	$(17)	$(15)	$—	$(2)

	For the Nine Months Ended
	U.S. Plans		Non-U.S. Plans
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Service cost	$1	$1	$3	$4
Interest cost	81	93	41	43
Expected return on plan assets	(132)	(143)	(57)	(66)
Amortization of prior service costs/(credits)	—	1	3	2
Amortization of unrecognized losses/(gains)	—	—	9	$11
Settlements	—	11	—	—
Net pension cost/(benefit)	$(50)	$(37)	$(1)	$(6)
We present all non-service cost components of net pension cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our non-U.S. pension plans, we contributed $5 million during the nine months ended September 26, 2026 and $4 million during the nine months ended September 27, 2025. We plan to make further contributions of approximately $1 million during the remainder of 2026. We did not contribute to our U.S. pension plans during the nine months ended September 26, 2026 or September 27, 2025 and do not plan to make contributions during the remainder of 2026. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2026. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Postretirement Plans
Components of Net Postretirement Cost/(Benefit):
Net postretirement cost/(benefit) consisted of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Service cost	$—	$1	$1	$2
Interest cost	5	7	16	22
Expected return on plan assets	(7)	(12)	(23)	(35)
Amortization of prior service costs/(credits)	(3)	(3)	(8)	(9)
Amortization of unrecognized losses/(gains)	(6)	(7)	(18)	(20)
Settlements(a)	—	—	(45)	—
Net postretirement cost/(benefit)	$(11)	$(14)	$(77)	$(40)
(a) Settlements represent a recognized non-cash benefit of $45 million related to the settlement of our U.S Retiree Life Insurance Plan.
We present all non-service cost components of net postretirement cost/(benefit) within other expense/(income) on our condensed consolidated statements of income.
Employer Contributions:
Related to our postretirement benefit plans, we contributed $6 million during the nine months ended September 26, 2026 and $7 million during the nine months ended September 27, 2025. We plan to make further contributions of approximately $5 million to our postretirement benefit plans during the remainder of 2026. Estimated future contributions take into consideration current economic conditions, which at this time are expected to have minimal impact on expected contributions for the remainder of 2026. Our actual contributions and plans may change due to many factors, including changes in tax, employee benefit, or other laws and regulations, tax deductibility, significant differences between expected and actual postretirement plan asset performance or interest rates, or other factors.
Note 11. Financial Instruments
See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 27, 2025 for additional information on our overall risk management strategies, our use of derivatives, and our related accounting policies.
Derivative Volume:
The notional values of our outstanding derivative instruments were (in millions):

	Notional Amount
	September 26, 2026	December 27, 2025
Commodity contracts	$1,187	$976
Foreign exchange contracts	3,729	4,229
Cross-currency contracts	3,083	3,083

Fair Value of Derivative Instruments:
The fair values and the levels within the fair value hierarchy of derivative instruments recorded on the condensed consolidated balance sheets were (in millions):

	September 26, 2026
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Total Fair Value
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$—	$—	$26	$50	$26	$50
Cross-currency contracts(b)	—	—	51	146	51	146
Derivatives not designated as hedging instruments:
Commodity contracts(c)	27	44	91	18	118	62
Foreign exchange contracts(a)	—	—	10	22	10	22
Total fair value	$27	$44	$178	$236	$205	$280
(a)    At September 26, 2026, the fair value of our derivative assets was recorded in other current assets ($32 million) and other non-current assets ($4 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($72 million).
(b)    At September 26, 2026, the fair value of our derivative assets was recorded in other current assets ($41 million) and other non-current assets ($10 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($2 million) and other non-current liabilities ($144 million).
(c)     At September 26, 2026, the fair value of our derivative assets was recorded in other current assets ($103 million) and other non-current assets ($15 million), and the fair value of our derivative liabilities was recorded in other current liabilities ($59 million) and other non-current liabilities ($3 million).

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
The increase in the fair value of the Company’s net derivative position from December 27, 2025 to September 26, 2026 was primarily due to favorable energy and dairy contract prices relative to market forward prices at September 26, 2026. These gains remain subject to commodity price changes and may differ from amounts ultimately realized.
Our derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. We elect to record the gross assets and liabilities of our derivative financial instruments on the condensed consolidated balance sheets. If the derivative financial instruments had been netted on the condensed consolidated balance sheets, the asset and liability positions would each have been reduced by $113 million at September 26, 2026, and $45 million at December 27, 2025. We had posted collateral related to commodity derivative margin requirements of $16 million at September 26, 2026, which was included in prepaid expenses on our condensed consolidated balance sheets, and posted collateral related to commodity derivative margin requirements of $52 million at December 27, 2025, which was included in prepaid expenses on our condensed consolidated balance sheets.

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
Net Investment Hedging:
At September 26, 2026, we had the following items designated as net investment hedges:
•Non-derivative foreign-currency denominated debt with principal amounts of €3.4 billion;
•Cross-currency contracts with notional amounts of €954 million ($1.0 billion), C$1.3 billion ($900 million), and JPY9.6 billion ($68 million); and
•Foreign exchange contracts with notional amounts of CNY4.0 billion ($596 million).
The components of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by fair value movements on the effective portion of our cross-currency contracts and foreign exchange contracts.
Cash Flow Hedge Coverage:
At September 26, 2026, we had entered into foreign exchange contracts designated as cash flow hedges for periods not exceeding the next 2 years.
Fair Value Hedge Coverage:
At September 26, 2026, we had fair value hedges of the foreign currency exposure of both intercompany and external foreign currency denominated loans:
•Foreign exchange contracts with notional amounts of £400 million ($530 million) and the carrying value of the hedged item of $530 million is included in the current portion of long-term debt on the condensed consolidated balance sheets; and
•Cross-currency contracts with notional amounts of £683 million ($864 million) and MXN4.8 billion ($251 million) and the carrying value of intercompany hedged items of $1.2 billion.
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
Deferred Hedging Gains and Losses on Fair Value and Cash Flow Hedges:
Based on our valuation at September 26, 2026 and assuming market rates remain constant through contract maturities, we expect transfers to net income/(loss) of the existing losses reported in accumulated other comprehensive income/(losses) on interest rate cash flow hedges and cross-currency fair value hedges during the next 12 months to be insignificant. Additionally, we expect transfers to net income/(loss) of the existing gains reported in accumulated other comprehensive income/(losses) during the next 12 months on foreign exchange cash flow hedges, cross-currency cash flow hedges, and foreign exchange fair value hedges to be insignificant.

Derivative Impact on the Statements of Comprehensive Income:
The following table presents the pre-tax amounts of derivative gains/(losses) deferred into accumulated other comprehensive income/(losses) and the income statement line item that will be affected when reclassified to net income/(loss) (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Gains/(Losses) Recognized in Other Comprehensive Income/(Losses) Related to Derivatives Designated as Hedging Instruments				Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cash flow hedges:
Foreign exchange contracts	$—	$1	$—	$1	Net sales
Foreign exchange contracts	(1)	19	22	(29)	Cost of products sold
Foreign exchange contracts (excluded component)	—	—	(3)	(1)	Cost of products sold
Foreign exchange contracts	—	—	1	(2)	SG&A
Cross-currency contracts	—	(4)	—	197	Other expense/(income)
Cross-currency contracts	—	(2)	—	(12)	Interest expense
Interest rate contracts	—	—	(12)	—	Interest expense
Net investment hedges:
Foreign exchange contracts	(7)	(4)	(37)	(4)	Other expense/(income)
Foreign exchange contracts (excluded component)	(1)	2	5	2	Interest expense
Cross-currency contracts	(13)	22	27	(237)	Other expense/(income)
Cross-currency contracts (excluded component)	7	8	20	30	Interest expense
Fair value hedges:
Foreign exchange contracts (excluded component)	1	—	3	(3)	Other expense/(income)
Cross-currency contracts (excluded component)	2	16	15	38	Other expense/(income)
Total gains/(losses) recognized in statements of comprehensive income	$(12)	$58	$41	$(20)

Derivative Impact on the Statements of Income:
The following tables present the pre-tax amounts of derivative gains/(losses) recorded to net income/(loss) and the affected income statement line items (in millions):

	For the Three Months Ended
	September 26, 2026			September 27, 2025
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$4,127	$210	$(39)	$4,247	$240	$(22)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$(1)	$—	$—	$1	$—	$—
Cross-currency contracts	—	(1)	1	—	(1)	(6)
Net investment hedges:(a)
Foreign exchange contracts (excluded component)	—	2	—	—	1	—
Cross-currency contracts (excluded component)	—	6	—	—	7	—
Fair value hedges:(b)
Foreign exchange contracts	—	—	2	—	—	(14)
Cross-currency contracts	—	—	(4)	—	—	28
Cross-currency contracts (excluded component)(a)	—	—	1	—	—	3
Hedged items	—	—	2	—	—	(14)
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	82	—	—	(34)	—	—
Foreign exchange contracts	—	—	(14)	—	—	(15)
Cross-currency contracts	—	—	—	—	—	7
Total gains/(losses) recognized in statements of income	$81	$7	$(12)	$(33)	$7	$(11)
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedge and hedged items gains/(losses) in fair value hedges.

	For the Nine Months Ended
	September 26, 2026			September 27, 2025
	Cost of products sold	Interest expense	Other expense/(income)	Cost of products sold	Interest expense	Other expense/(income)
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded	$12,189	$415	$(164)	$12,351	$709	$(120)

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges:(a)
Foreign exchange contracts	$(9)	$—	$—	$16	$—	$—
Foreign exchange contracts (excluded component)	—	—	—	(1)	—	—
Interest rate contracts	—	(2)	—	—	—	—
Cross-currency contracts	—	(1)	4	—	(12)	229
Net investment hedges:(a)
Foreign exchange contracts (excluded component)	—	4	—	—	1	—
Cross-currency contracts (excluded component)	—	20	—	—	32	—
Fair value hedges:(b)
Foreign exchange contracts	—	—	(10)	—	—	17
Cross-currency contracts	—	—	28	—	—	(59)
Cross-currency contracts (excluded component)(a)	—	—	13	—	—	6
Hedged items	—	—	(18)	—	—	42
Gains/(losses) related to derivatives not designated as hedging instruments:
Commodity contracts	169	—	—	(39)	—	—
Foreign exchange contracts	—	—	(30)	—	—	(8)
Interest rate contracts	—	—	(37)	—	—	—
Cross-currency contracts	—	—	—	—	—	9
Total gains/(losses) recognized in statements of income	$160	$21	$(50)	$(24)	$21	$236
(a)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net income/(loss).
(b)    Represents the pre-tax amounts of the hedge and hedged items gains/(losses) in fair value hedges.
Non-Derivative Impact on Statements of Comprehensive Income:
Related to our non-derivative foreign currency denominated debt instruments designated as net investment hedges, we recognized pre-tax losses of $3 million for the three months and pre-tax gains of $114 million for the nine months ended September 26, 2026 and pre-tax losses of $5 million for the three months and $140 million for the nine months ended September 27, 2025. These amounts were recognized in other comprehensive income/(loss).
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
The following table presents our available-for-sale debt securities’ amortized cost basis, fair value and unrealized gains and losses by significant investment category (in millions):

	September 26, 2026				December 27, 2025
	Amortized Cost Basis(a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost Basis(a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Corporate bonds	$2	$—	$—	$2	$456	$—	$—	$456
Commercial paper	14	—	—	14	752	—	—	752
U.S. treasury and agency	—	—	—	—	72	—	—	72
Money market funds	250	—	—	250	1	—	—	1
Total	$266	$—	$—	$266	$1,281	$—	$—	$1,281
(a)    Amortized cost basis excludes approximately $1 million of accrued interest at September 26, 2026, and $4 million at December 27, 2025.
We purchased approximately $1.9 billion in corporate bonds, commercial paper, and U.S. treasury and agency securities and received approximately $3.2 billion in proceeds from maturity of corporate bonds, commercial paper, and U.S. treasury and agency securities for the nine months ended September 26, 2026. We purchased approximately $1.9 billion in corporate bonds and commercial paper and received approximately $891 million in proceeds from maturity of corporate bonds and commercial paper for the nine months ended September 27, 2025. No investments in corporate bonds, commercial paper, and U.S. treasury and agency securities were sold prior to maturity during the three and nine months ended September 26, 2026 or September 27, 2025. We recognized no direct write-offs or allowances for credit losses in earnings for the three and nine months ended September 26, 2026 or September 27, 2025. Cash flows related to the purchases and sale/maturity of these marketable securities are classified in the condensed consolidated statements of cash flows within investing activities.
The carrying values of our available-for-sale debt securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 26, 2026	December 27, 2025
Cash and cash equivalents	$250	$221
Marketable securities	16	1,060
Total	$266	$1,281
The decrease in the available-for-sale debt securities was primarily related to the funding of the repayment of the $1.9 billion senior notes that matured in June 2026. See Note 14, Commitments, Contingencies, and Debt, for additional information on our debt repayments. The contractual maturities of these available-for-sale debt securities are all within one-year as of September 26, 2026 and December 27, 2025.

Note 12. Accumulated Other Comprehensive Income/(Losses)
The components of, and changes in, accumulated other comprehensive income/(losses), net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Net Postemployment Benefit Plan Adjustments	Net Cash Flow Hedge Adjustments	Net Fair Value Hedges	Total
Balance as of December 27, 2025	$(2,301)	$(61)	$(2)	$(6)	$(2,370)
Foreign currency translation adjustments	(156)	—	—	—	(156)
Net deferred gains/(losses) on net investment hedges	79	—	—	—	79
Amounts excluded from the effectiveness assessment of net investment hedges	19	—	—	—	19
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(18)	—	—	—	(18)
Net deferred gains/(losses) on cash flow hedges	—	—	9	—	9
Amounts excluded from the effectiveness assessment of cash flow hedges	—	—	(2)	—	(2)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	—	—	6	—	6
Amounts excluded from the effectiveness assessment of fair value hedges	—	—	—	12	12
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	—	—	—	(10)	(10)
Net actuarial gains/(losses) arising during the period	—	(51)	—	—	(51)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	—	(44)	—	—	(44)
Total other comprehensive income/(loss)	(76)	(95)	13	2	(156)
Balance as of September 26, 2026	$(2,377)	$(156)	$11	$(4)	$(2,526)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income/(loss) were as follows (in millions):

	For the Three Months Ended
	September 26, 2026			September 27, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$5	$—	$5	$(73)	$—	$(73)
Net deferred gains/(losses) on net investment hedges	(23)	6	(17)	13	(3)	10
Amounts excluded from the effectiveness assessment of net investment hedges	6	(1)	5	10	(3)	7
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(8)	2	(6)	(8)	2	(6)
Net deferred gains/(losses) on cash flow hedges	(1)	1	—	14	(3)	11
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	1	—	1	6	(1)	5
Amounts excluded from the effectiveness assessment of fair value hedges	3	(1)	2	16	(4)	12
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(1)	—	(1)	(3)	1	(2)
Net deferred gains/(losses) on available-for-sale debt securities	—	—	—	1	—	1
Net actuarial gains/(losses) arising during the period	(72)	18	(54)	(35)	8	(27)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(5)	2	(3)	(4)	1	(3)

	For the Nine Months Ended
	September 26, 2026			September 27, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Foreign currency translation adjustments	$(156)	$—	$(156)	$920	$—	$920
Net deferred gains/(losses) on net investment hedges	104	(25)	79	(381)	92	(289)
Amounts excluded from the effectiveness assessment of net investment hedges	25	(6)	19	32	(8)	24
Net deferred losses/(gains) on net investment hedges reclassified to net income/(loss)	(24)	6	(18)	(33)	8	(25)
Net deferred gains/(losses) on cash flow hedges	11	(2)	9	155	(38)	117
Amounts excluded from the effectiveness assessment of cash flow hedges	(3)	1	(2)	(1)	—	(1)
Net deferred losses/(gains) on cash flow hedges reclassified to net income/(loss)	8	(2)	6	(232)	59	(173)
Amounts excluded from the effectiveness assessment of fair value hedges	18	(6)	12	35	(11)	24
Net deferred losses/(gains) on fair value hedges reclassified to net income/(loss)	(13)	3	(10)	(6)	3	(3)
Net actuarial gains/(losses) arising during the period	(68)	17	(51)	(79)	19	(60)
Net postemployment benefit losses/(gains) reclassified to net income/(loss)	(59)	15	(44)	(4)	1	(3)

The amounts reclassified from accumulated other comprehensive income/(losses) were as follows (in millions):

Accumulated Other Comprehensive Income/(Losses) Component	Reclassified from Accumulated Other Comprehensive Income/(Losses) to Net Income/(Loss)				Affected Line Item in the Statements of Income
	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Losses/(gains) on net investment hedges:
Foreign exchange contracts(a)	(2)	(1)	(4)	(1)	Interest expense
Cross-currency contracts(a)	(6)	(7)	(20)	(32)	Interest expense
Losses/(gains) on cash flow hedges:
Foreign exchange contracts(a) (b)	1	(1)	9	(15)	Cost of products sold
Cross-currency contracts(a) (b)	(1)	6	(4)	(229)	Other expense/(income)
Cross-currency contracts(a) (b)	1	1	1	12	Interest expense
Interest rate contracts(b)	—	—	2	—	Interest expense
Losses/(gains) on fair value hedges:
Cross-currency contracts(a)	(1)	(3)	(13)	(6)	Other expense/(income)
Losses/(gains) on hedges before income taxes	(8)	(5)	(29)	(271)
Losses/(gains) on hedges, income taxes	2	2	7	70
Losses/(gains) on hedges	$(6)	$(3)	$(22)	$(201)

Losses/(gains) on postemployment benefits:
Amortization of unrecognized losses/(gains)(c)	$(3)	$(3)	$(9)	$(9)
Amortization of prior service costs/(credits)(c)	(2)	(2)	(5)	(6)
Settlement and curtailment losses/(gains)(c)	—	1	(45)	11
Losses/(gains) on postemployment benefits before income taxes	(5)	(4)	(59)	(4)
Losses/(gains) on postemployment benefits, income taxes	2	1	15	1
Losses/(gains) on postemployment benefits	$(3)	$(3)	$(44)	$(3)
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
Note 13. Financing Arrangements
Trade Payables Programs:
We maintain agreements with third party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. We have no economic interest in a supplier’s decision to enter into these agreements and no direct financial relationship with the financial institutions related to these programs. We pledged no assets or other forms of guarantees in connection with our trade payable programs. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. Supplier participation in these agreements is voluntary. The amounts confirmed outstanding under these programs were $892 million at September 26, 2026 and $755 million at December 27, 2025. The amounts were included in accounts payable on our condensed consolidated balance sheets.

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
Following remand, the trial court entered a stipulation on December 1, 2025, consolidating the previously dismissed In re Kraft Heinz Company Derivative Litigation with the Erste Asset Management GmbH v. Hees, et al. suit under Case No. 2019-0587-LWW. The stipulation also appointed the General Retirement System of the City of Detroit, the Police & Fire Retirement System of the City of Detroit, and Erste Asset Management GmbH as co-lead plaintiffs and their counsel as co-lead counsel. The plaintiffs filed a verified consolidated second amended complaint on May 8, 2026, and subsequently filed a motion on September 24, 2026, seeking leave of court to file a further amended complaint. We intend to vigorously defend against this lawsuit; however, we cannot reasonably estimate the potential range of loss, if any, due to the early stage of the proceedings.
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
Since September 2021, the Company has been involved in an administrative proceeding with the environmental authority from the State of Goiás (“SEMAD”) regarding alleged pollution in the Capivara stream related to a Company facility in Brazil. The administrative proceeding concluded in October 2026, after which the Company filed a lawsuit challenging the administrative fine and seeking to stay enforcement of the administrative decision while the litigation is pending. In a separate, but related, civil action filed by a local Public Prosecutor in September 2025, the court of first instance imposed a penalty against the Company, which was reversed by the appellate court in April 2026, and sent the case back to the lower court to be retried. Following retrial, the lower court maintained but reduced the penalty against the Company. The Company is appealing that decision. In March 2026, the Public Prosecutor filed a criminal complaint against the Company and two former plant-level employees in connection with the same stream pollution contentions. In light of several available levels of appeal and the preliminary nature of these matters, we cannot predict with certainty how these matters will resolve; however, we do not expect that the ultimate costs to resolve either matter will have a material adverse effect on our financial condition, results of operations, or cash flows.
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
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of September 26, 2026.
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
In connection with the Tender Offer, we recognized a gain on extinguishment of debt of $265 million within interest expense on the condensed consolidated statements of income for the nine months ended September 26, 2026. This gain reflects the difference between the consideration required to tender the debt, including fees, and the carrying value of the debt. The cash payments related to the debt extinguishment are classified as cash outflows from financing activities on the condensed consolidated statements of cash flows. For the nine months ended September 26, 2026, debt prepayment and extinguishment costs per the condensed consolidated statements of cash flows related to the Tender Offer were insignificant.
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
Fair Value of Debt:
At September 26, 2026, the aggregate fair value of our total debt was $16.4 billion as compared with a carrying value of $18.0 billion. At December 27, 2025, the aggregate fair value of our total debt was $20.4 billion as compared with a carrying value of $21.2 billion. We determined the fair value of our long-term debt using Level 2 inputs. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
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
Note 15. Earnings Per Share
Our earnings per common share (“EPS”) were:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in millions, except per share data)
Basic Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$544	$615	$(4,118)	$(6,497)
Weighted average shares of common stock outstanding	1,186	1,184	1,186	1,188
Net earnings/(loss)	$0.46	$0.52	$(3.47)	$(5.47)
Diluted Earnings Per Common Share:
Net income/(loss) attributable to common shareholders	$544	$615	$(4,118)	$(6,497)
Weighted average shares of common stock outstanding	1,186	1,184	1,186	1,188
Effect of dilutive equity awards	6	2	—	—
Weighted average shares of common stock outstanding, including dilutive effect	1,192	1,186	1,186	1,188
Net earnings/(loss)	$0.46	$0.52	$(3.47)	$(5.47)
We use the treasury stock method to calculate the dilutive effect of outstanding equity awards in the denominator for diluted EPS. Anti-dilutive shares were 6 million for the three months and 18 million for the nine months ended September 26, 2026 and 5 million for the three months and 13 million for the nine months ended September 27, 2025.

Note 16. Segment Reporting
In the third quarter of 2026, our internal reporting structure and reportable segments changed. We combined our WEEM and AEM operating segments to form the Emerging Markets operating segment in order to increase efficiencies and drive sustainable growth across our global business. In conjunction with the creation of the Emerging Markets operating segment, we moved certain European countries within the WEEM operating segment into the Europe and Pacific Developed Markets operating segment. Subsequently, we manage our operating results through three operating segments, all of which are reportable segments: North America, Europe and Pacific Developed Markets, and Emerging Markets. We have reflected this segment change in all historical periods presented.
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

Net sales by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales:
North America	$4,485	$4,641	$13,569	$13,886
Europe and Pacific Developed Markets	910	964	2,757	2,813
Emerging Markets	720	632	2,098	1,889
Total net sales	$6,115	$6,237	$18,424	$18,588

Segment Adjusted Operating Income was (in millions):

	For the Three Months Ended
	September 26, 2026
	North America	Europe and Pacific Developed Markets	Emerging Markets	Total
Net Sales	$4,485	$910	$720
Adjusted Cost of Products Sold(a)	2,992	658	505
Other segment items(b)	582	156	134
Segment Adjusted Operating Income	$911	$96	$81	$1,088
General corporate expenses				(149)
Restructuring activities				(7)
Unrealized gains/(losses) on commodity hedges				39
Impairment losses				(72)
Separation costs				(24)
Operating income/(loss)				875
Interest expense/(income)				210
Other expense/(income)				(39)
Income/(loss) before income taxes				$704
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
(b)    Other segment items for North America, Europe and Pacific Developed Markets, and Emerging Markets include SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.

	For the Three Months Ended
	September 27, 2025
	North America	Europe and Pacific Developed Markets	Emerging Markets	Total
Net Sales	$4,641	$964	$632
Adjusted Cost of Products Sold(a)	3,081	686	448
Other segment items(b)	542	135	118
Segment Adjusted Operating Income	$1,018	$143	$66	$1,227
General corporate expenses				(121)
Restructuring activities				(6)
Unrealized gains/(losses) on commodity hedges				(23)
Impairment losses				(35)
Separation costs				(17)
Operating income/(loss)				1,025
Interest expense/(income)				240
Other expense/(income)				(22)
Income/(loss) before income taxes				$807

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
(b)    Other segment items for North America, Europe and Pacific Developed Markets, and Emerging Markets include SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs

	For the Nine Months Ended
	September 26, 2026
	North America	Europe and Pacific Developed Markets	Emerging Markets	Total
Net Sales	$13,569	$2,757	$2,098
Adjusted Cost of Products Sold(a)	8,859	1,925	1,464
Other segment items(b)	1,837	452	378
Segment Adjusted Operating Income	$2,873	$380	$256	$3,509
General corporate expenses				(471)
Restructuring activities				(38)
Unrealized gains/(losses) on commodity hedges				116
Impairment losses				(7,437)
Separation costs				(90)
Operating income/(loss)				(4,411)
Interest expense/(income)				415
Other expense/(income)				(164)
Income/(loss) before income taxes				$(4,662)
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
(b)    Other segment items for North America, Europe and Pacific Developed Markets, and Emerging Markets include SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.

	For the Nine Months Ended
	September 27, 2025
	North America	Europe and Pacific Developed Markets	Emerging Markets	Total
Net Sales	$13,886	$2,813	$1,889
Adjusted Cost of Products Sold(a)	9,012	1,972	1,337
Other segment items(b)	1,582	406	316
Segment Adjusted Operating Income	$3,292	$435	$236	$3,963
General corporate expenses				(382)
Restructuring activities				(10)
Unrealized gains/(losses) on commodity hedges				(6)
Impairment losses				(9,301)
Separation costs				(17)
Operating income/(loss)				(5,753)
Interest expense/(income)				709
Other expense/(income)				(120)
Income/(loss) before income taxes				$(6,342)
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

(b)    Other segment items for North America, Europe and Pacific Developed Markets, and Emerging Markets include SG&A, primarily for marketing and advertising expenses, employee compensation-related expenses, amortization of definite-lived intangible assets, and research and development costs.
Total depreciation and amortization expense by segment was (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Depreciation and amortization expense:
North America	$167	$158	$495	$474
Europe and Pacific Developed Markets	44	37	126	112
Emerging Markets	30	27	91	82
Total segment depreciation and amortization expense	241	222	712	668
General corporate expenses	21	23	56	49
Total depreciation and amortization expense	$262	$245	$768	$717
Total capital expenditures by segment were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Capital expenditures:
North America	$116	$104	$394	$369
Europe and Pacific Developed Markets	18	24	73	86
Emerging Markets	20	25	68	76
Total segment capital expenditures	154	153	535	531
General corporate expenses	16	18	64	65
Total capital expenditures	$170	$171	$599	$596

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
•Coffee primarily includes Maxwell House coffee and other coffee products.
•Other primarily includes our infant foods varieties and other regional products.
Net sales by category were (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Condiments, Sauces, and Spreads	$2,750	$2,712	$8,349	$8,192
Ambient Meals and Sides	744	756	2,170	2,177
Refreshment Beverages	541	556	1,627	1,633
Meats	449	501	1,389	1,534
Frozen Meals and Sides	354	381	1,119	1,178
Cheese	378	387	1,164	1,203
Refrigerated Snacks	327	328	908	919
Desserts	287	291	812	797
Coffee	211	220	668	649
Other	74	105	218	306
Total net sales	$6,115	$6,237	$18,424	$18,588
Note 17. Other Financial Data
Condensed Consolidated Statements of Income Information
Other expense/(income) consists of the following (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net pension and postretirement non-service cost/(benefit)	$(29)	$(34)	$(133)	$(90)
Loss/(gain) on sale of business	2	44	(1)	44
Interest income	(24)	(34)	(106)	(85)
Foreign exchange losses/(gains)	(5)	5	37	209
Derivative losses/(gains)	14	(3)	32	(194)
Other miscellaneous expense/(income)	3	—	7	(4)
Other expense/(income)	$(39)	$(22)	$(164)	$(120)
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
In the third quarter of 2026, our internal reporting structure and reportable segments changed. We combined our West and East Emerging Markets (“WEEM”) and Asia Emerging Markets (“AEM”) operating segments to form the Emerging Markets operating segment in order to increase efficiencies and drive sustainable growth across our global business. In conjunction with the creation of the Emerging Markets operating segment, we moved certain European countries within the WEEM operating segment into the Europe and Pacific Developed Markets operating segment. Subsequently, we manage our operating results through three operating segments, all of which are reportable segments: North America, Europe and Pacific Developed Markets, and Emerging Markets. We have reflected this segment change in all periods presented.
See Note 16, Segment Reporting, in Item 1, Financial Statements, for our financial information by segment.
Acquisitions and Divestitures:
On December 31, 2025, which was in the first quarter of our fiscal year 2026, we closed the sale of our infant and specialty food business in Italy within our Europe and Pacific Developed Markets segment for cash consideration of approximately $146 million. See Note 4, Acquisitions and Divestitures, in Item 1, Financial Statements, for additional information on divestiture activities.
Business Trends and Items Affecting Comparability of Financial Results
Inflation and Tariff Impacts:
During the nine months ended September 26, 2026, we experienced inflationary pressures in our supply chain costs at rates lower than those we experienced in the prior year period. However, we expect inflationary pressures to increase in the fourth quarter of 2026 due, in part, to the Iran Conflict, although there continues to be significant uncertainty. We continue to take measures to mitigate the impact of this inflation through efficiency initiatives, pricing actions, alternative sourcing, and hedging strategies. However, there has been, and we expect that there could continue to be, a difference between the timing of when these beneficial, mitigative actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we have taken have, in some instances, negatively impacted, and could continue to negatively impact, our market share.
Throughout 2025, we experienced increased inflationary pressures in our supply chain costs due to the tariff and trade policy actions taken by the United States. On February 20, 2026, the U.S. Supreme Court invalidated those tariffs imposed by the Trump Administration under the International Emergency Economic Powers Act (“IEEPA”). New global tariffs initiated under different statutory authorities since the Supreme Court's decision remain in effect.

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

Iran Conflict
On February 28, 2026, the United States and Israel launched a joint military operation against Iran targeting the country's leadership, nuclear facilities, missile sites, and security forces. In response, Iran launched retaliatory strikes against Israel, Saudi Arabia, United Arab Emirates, and other countries in the Persian Gulf region. As of September 26, 2026, less than 1% of consolidated total assets were located in the impacted countries, and less than 1% of consolidated net sales were generated by our businesses in the region. While the Iran conflict did not have a material impact on our results of operations through the third quarter of 2026, the ongoing geopolitical tensions involving Iran have increased, and could continue to increase, the risk of supply-chain disruption and inflationary pressures, particularly related to procurement and logistics costs. As the situation is rapidly changing, we will continue to evaluate the potential impact that this conflict has on our business.
Regulatory Landscape:
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of changes to U.S. tax law, which did not have a material impact on our total tax provision as of September 26, 2026, and we do not expect the elective provisions of the law to have a material impact on our effective tax rate in future periods. Further, certain provisions of the OBBBA impact the timing of cash tax payments, which resulted in a reduction of our cash tax payments in 2025, and is expected to reduce cash tax payments in 2026, However, we do not expect these provisions to have a material impact on our cash flows in future periods.

The OBBBA also enacted modifications to the Supplemental Nutrition Assistance Program (“SNAP”). As of the third quarter of 2026, the modifications have resulted in a reduction of the number of SNAP participants and the average benefits received by the eligible participants, which has, and may continue to have, a negative impact on consumers’ demand for our products. While we have taken measures to attempt to mitigate these negative impacts, these modifications to the SNAP program may continue to have a negative impact on our results of operations, cash flows, and market share.
Previously Announced Separation Transaction:
On September 2, 2025, we announced a plan to separate the Company into two independent, publicly traded companies through a tax-free spin-off (the “Separation”). On February 11, 2026, we announced that the Kraft Heinz Board of Directors (the “Board”) has decided to pause work related to the Separation. If work related to the Separation is resumed, the Separation would be subject to the satisfaction of customary conditions, including final approval by the Board, receipt of favorable tax opinions of our U.S. tax advisors with respect to the tax-free nature of the Separation, and the effectiveness of appropriate filings with the SEC. The timing of the Separation and whether it will be completed is uncertain and we cannot assure that the Separation will be completed on the anticipated timeline or at all or that the terms of the Separation will not change. We incurred $24 million of separation costs for the three months and $90 million of separation costs for the nine months ended September 26, 2026. We incurred $17 million of separation costs for the three and nine months ended September 27, 2025. The costs incurred in 2026 primarily related to consulting and advisory services, technology costs, and employee-related costs. These costs were recognized in SG&A on our consolidated statements of income.
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
Consolidated Results of Operations
Summary of Results:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
	(in millions, except per share data)			(in millions, except per share data)
Net sales	$6,115	$6,237	(2.0)%	$18,424	$18,588	(0.9)%
Operating income/(loss)	875	1,025	(14.6)%	(4,411)	(5,753)	23.3%
Net income/(loss)	536	613	(12.6)%	(4,125)	(6,496)	36.5%
Net income/(loss) attributable to common shareholders	544	615	(11.5)%	(4,118)	(6,497)	36.6%
Diluted EPS	0.46	0.52	(11.5)%	(3.47)	(5.47)	36.6%

Net Sales:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
	(in millions)			(in millions)
Net sales	$6,115	$6,237	(2.0)%	$18,424	$18,588	(0.9)%
Organic Net Sales(a)	6,109	6,173	(1.1)%	18,235	18,404	(0.9)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2026 Compared to the Three Months Ended September 27, 2025:
Net sales decreased 2.0% to $6.1 billion for the three months ended September 26, 2026 compared to $6.2 billion for the three months ended September 27, 2025, including the unfavorable impact of acquisitions and divestitures (0.6 pp), and the unfavorable impact of foreign currency (0.3 pp). Organic Net Sales decreased 1.1% to $6.1 billion for the three months ended September 26, 2026 compared to $6.2 billion for the three months ended September 27, 2025, primarily due to unfavorable volume/mix (1.1 pp). Volume/mix in North America and Europe and Pacific Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable. Pricing was lower in North America and Europe and Pacific Developed Markets, offset by higher pricing in Emerging Markets.
Nine Months Ended September 26, 2026 Compared to the Nine Months Ended September 27, 2025:
Net sales decreased 0.9% to $18.4 billion for the nine months ended September 26, 2026 compared to $18.6 billion for the nine months ended September 27, 2025, including the favorable impacts of foreign currency (0.7 pp) and unfavorable acquisitions and divestitures (0.7 pp). Organic Net Sales decreased 0.9% to $18.2 billion for the nine months ended September 26, 2026 compared to $18.4 billion for the nine months ended September 27, 2025, primarily due to unfavorable volume/mix (1.7 pp), which more than offset higher pricing (0.8 pp). Pricing was higher in North America and Emerging Markets, while pricing in Europe and Pacific Developed Markets was flat. Volume/mix in North America and Europe and Pacific Developed Markets was unfavorable, while volume/mix in Emerging Markets was favorable.
Net Income/(Loss):

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
	(in millions)			(in millions)
Operating income/(loss)	$875	$1,025	(14.6)%	$(4,411)	$(5,753)	23.3%
Net income/(loss)	536	613	(12.6)%	(4,125)	(6,496)	36.5%
Net income/(loss) attributable to common shareholders	544	615	(11.5)%	(4,118)	(6,497)	36.6%
Adjusted Operating Income(a)	939	1,106	(15.2)%	3,038	3,581	(15.2)%
(a)    Adjusted Operating Income is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2026 Compared to the Three Months Ended September 27, 2025:
Operating income/(loss) decreased 14.6% to income of $875 million for the three months ended September 26, 2026 compared to income of $1.0 billion for the three months ended September 27, 2025, primarily due to higher variable compensation and related tax expense, non-cash impairment losses that were $37 million higher in the current year period, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, unfavorable volume/mix, and increased people costs. These unfavorable impacts to operating income/(loss) were partially offset by favorable changes in unrealized losses/(gains) on commodity hedges and efficiency initiatives in procurement that outpaced inflationary pressures.

Net income/(loss) decreased 12.6% to income of $536 million for the three months ended September 26, 2026 compared to income of $613 million for the three months ended September 27, 2025. This decrease was due to the unfavorable changes in operating income/(loss) factors discussed above, partially offset by lower interest expense, lower income tax expense, and favorable changes in other expense/(income).
•Our effective tax rate for the three months ended September 26, 2026 was an expense of 23.8% on pre-tax income, which included the net unfavorable effective tax rate impact of goodwill impairment losses of 2.0%. Our effective tax rate for the three months ended September 27, 2025 was an expense of 24.0% on pre-tax income. The year-over-year change in the effective tax rate for the three-month period was primarily due to the impact of certain discrete deferred tax adjustments and a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
•Interest expense/(income) was $210 million of expense for the three months ended September 26, 2026 compared to $240 million of expense for the three months ended September 27, 2025. Interest expense decreased due to lower debt balances and lower interest rates, reflecting debt prepayments and tender offers executed in the second and third quarters of 2026, as well as the refinancing of maturing higher-rate debt at lower interest rates.
•Other expense/(income) was $39 million of income for the three months ended September 26, 2026 compared to $22 million of income for the three months ended September 27, 2025. This change was primarily driven by a $2 million net loss on the sale of a business recognized in 2026 compared to a $44 million net loss on the sale of a business recognized in 2025, partially offset by a $10 million unfavorable change in interest income.
Adjusted Operating Income decreased 15.2% to $939 million for the three months ended September 26, 2026 compared to $1.1 billion for the three months ended September 27, 2025, primarily due to higher variable compensation and related tax expenses, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, unfavorable volume/mix, increased people costs, and increased research and development costs. These unfavorable impacts more than offset efficiency initiatives in procurement that outpaced inflationary pressures.
Nine Months Ended September 26, 2026 Compared to the Nine Months Ended September 27, 2025:
Operating income/(loss) decreased 23.3% to a loss of $4.4 billion for the nine months ended September 26, 2026 compared to a loss of $5.8 billion for the nine months ended September 27, 2025, primarily driven by non-cash impairment losses that were $1.9 billion lower in the current year period. In addition to the impact of these non-cash impairment losses, operating income/(loss) decreased by $522 million due to increased advertising expense, higher variable compensation and related tax expense, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, separation costs, and unfavorable volume/mix. These unfavorable impacts to operating income/(loss) were partially offset by higher pricing, favorable changes in unrealized losses/(gains) on commodity hedges, and efficiency initiatives in procurement that outpaced inflationary pressures.
Net income/(loss) decreased 36.5% to a loss of $4.1 billion for the nine months ended September 26, 2026 compared to a loss of $6.5 billion for the nine months ended September 27, 2025. This decrease was driven by the favorable changes in operating income/(loss) factors discussed above, lower income tax expense, lower interest expense, and favorable changes in other expense/(income).
•Our effective tax rate for the nine months ended September 26, 2026 was a benefit of 11.5% on pre-tax loss, which included the net unfavorable effective tax rate impact of goodwill impairment losses of 12.7%. Our effective tax rate for the nine months ended September 27, 2025 was an expense of 2.4% on pre-tax loss, which included the net unfavorable effective tax rate impact of non-deductible goodwill impairments of 24.8%. The year-over-year change in the effective tax rate for the nine month period was primarily due to the impact of non-deductible goodwill impairments and a more favorable geographic mix of pre-tax income in various non-U.S. jurisdictions.
•Interest expense/(income) was $415 million of expense for the nine months ended September 26, 2026 compared to $709 million of expense for the nine months ended September 27, 2025. This change was primarily driven by a $265 million gain on extinguishment of debt in connection with the Tender Offer.
•Other expense/(income) was $164 million of income for the nine months ended September 26, 2026 compared to $120 million of income for the nine months ended September 27, 2025. This change was primarily driven by a $45 million favorable change in net pension and postretirement non-service benefits related to the settlement of our U.S. Retiree Life Insurance Plan in the first quarter of 2026 and a $1 million net gain on the sale of a business recognized in 2026 compared to a $44 million net loss on the sale of a business recognized in 2025, partially offset by a loss from an interest rate hedge of $37 million.

Adjusted Operating Income decreased 15.2% to $3.0 billion for the nine months ended September 26, 2026 compared to $3.6 billion for the nine months ended September 27, 2025, primarily due to increased advertising expenses, higher variable compensation and related tax expenses, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, and unfavorable volume/mix. These unfavorable impacts were partially offset by higher pricing and efficiency initiatives in procurement that outpaced inflationary pressures.
Diluted EPS:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
Diluted EPS	$0.46	$0.52	(11.5)%	$(3.47)	$(5.47)	36.6%
Adjusted EPS(a)	0.53	0.61	(13.1)%	1.67	1.92	(13.0)%
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2026 Compared to the Three Months Ended September 27, 2025:
Diluted EPS decreased 11.5% to $0.46 for the three months ended September 26, 2026 compared to $0.52 for the three months ended September 27, 2025, primarily due to the net income/(loss) factors discussed above.

	For the Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change
Diluted EPS	$0.46	$0.52	$(0.06)	(11.5)%
Restructuring activities	0.01	—	0.01
Unrealized losses/(gains) on commodity hedges	(0.02)	0.02	(0.04)
Impairment losses	0.06	0.03	0.03
Separation costs	0.01	0.01	—
Losses/(gains) on sale of business	—	0.04	(0.04)
Nonmonetary currency devaluation	0.01	—	0.01
Certain significant discrete income tax items	—	(0.01)	0.01
Adjusted EPS(a)	$0.53	$0.61	$(0.08)	(13.1)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.10)
Interest expense			0.02
Other expense/(income)			(0.01)
Effective tax rate			0.01
			$(0.08)
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 13.1% to $0.53 for the three months ended September 26, 2026 compared to $0.61 for the three months ended September 27, 2025. This decrease was primarily due to lower Adjusted Operating Income and unfavorable changes in other expense/(income), which more than offset lower interest expense and lower taxes on adjusted earnings.

Nine Months Ended September 26, 2026 Compared to the Nine Months Ended September 27, 2025:
Diluted EPS increased 36.6% to $(3.47) for the nine months ended September 26, 2026 compared to $(5.47) for the nine months ended September 27, 2025, primarily due to the net income/(loss) factors discussed above.

	For the Nine Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change
Diluted EPS	$(3.47)	$(5.47)	$2.00	36.6%
Restructuring activities	—	0.01	(0.01)
Unrealized losses/(gains) on commodity hedges	(0.07)	—	(0.07)
Impairment losses	5.30	7.30	(2.00)
Separation costs	0.05	0.01	0.04
Losses/(gains) on sale of business	(0.02)	0.04	(0.06)
Nonmonetary currency devaluation	0.02	0.02	—
Debt prepayment and extinguishment (benefit)/costs	(0.14)	—	(0.14)
Certain significant discrete income tax items	—	0.01	(0.01)
Adjusted EPS(a)	$1.67	$1.92	$(0.25)	(13.0)%

Key drivers of change in Adjusted EPS(a):
Results of operations			$(0.33)
Interest expense			0.01
Effective tax rate			0.07
			$(0.25)
(a)    Adjusted EPS is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Adjusted EPS decreased 13.0% to $1.67 for the nine months ended September 26, 2026 compared to $1.92 for the nine months ended September 27, 2025. This decrease was primarily due to lower Adjusted Operating Income, which more than offset lower taxes on adjusted earnings and lower interest expense.
Results of Operations by Segment
We manage our operating results through three operating segments, all of which are reportable segments: North America, Europe and Pacific Developed Markets, and Emerging Markets.
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
Under highly inflationary accounting, the financial statements of a subsidiary are remeasured into our reporting currency (U.S. dollars) based on the legally available exchange rate at which we expect to settle the underlying transactions. Exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in other expense/(income) on our condensed consolidated statements of income, as nonmonetary currency devaluation, rather than accumulated other comprehensive income/(losses) on our condensed consolidated balance sheets, until such time as the economy is no longer considered highly inflationary. See Note 2, Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 27, 2025, for additional information. We apply highly inflationary accounting to the results of our subsidiaries in Venezuela, Turkey, and Egypt, which are all in our Emerging Markets segment.

Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in millions)
Net sales:
North America	$4,485	$4,641	$13,569	$13,886
Europe and Pacific Developed Markets	910	964	2,757	2,813
Emerging Markets	720	632	2,098	1,889
Total net sales	$6,115	$6,237	$18,424	$18,588
Organic Net Sales:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in millions)
Organic Net Sales(a):
North America	$4,493	$4,641	$13,557	$13,886
Europe and Pacific Developed Markets	912	923	2,667	2,690
Emerging Markets	704	609	2,011	1,828
Total Organic Net Sales	$6,109	$6,173	$18,235	$18,404
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.

Drivers of the changes in net sales and Organic Net Sales for the three and nine months ended September 26, 2026 compared to the three and nine months ended September 27, 2025 were:

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Three Months Ended
North America	(3.4)%	(0.2) pp	0.0 pp	(3.2)%	(0.8) pp	(2.4) pp
Europe and Pacific Developed Markets	(5.6)%	(0.1) pp	(4.2) pp	(1.3)%	(0.4) pp	(0.9) pp
Emerging Markets	13.8%	(1.8) pp	0.0 pp	15.6%	7.2 pp	8.4 pp
Kraft Heinz	(2.0)%	(0.3) pp	(0.6) pp	(1.1)%	0.0 pp	(1.1) pp

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
For the Nine Months Ended
North America	(2.3)%	0.1 pp	0.0 pp	(2.4)%	0.2 pp	(2.6) pp
Europe and Pacific Developed Markets	(2.0)%	3.2 pp	(4.3) pp	(0.9)%	0.0 pp	(0.9) pp
Emerging Markets	11.1%	1.1 pp	0.0 pp	10.0%	5.8 pp	4.2 pp
Kraft Heinz	(0.9)%	0.7 pp	(0.7) pp	(0.9)%	0.8 pp	(1.7) pp

Adjusted Operating Income:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in millions)
Segment Adjusted Operating Income:
North America	$911	$1,018	$2,873	$3,292
Europe and Pacific Developed Markets	96	143	380	435
Emerging Markets	81	66	256	236
General corporate expenses	(149)	(121)	(471)	(382)
Restructuring activities	(7)	(6)	(38)	(10)
Unrealized gains/(losses) on commodity hedges	39	(23)	116	(6)
Impairment losses	(72)	(35)	(7,437)	(9,301)
Separation costs	(24)	(17)	(90)	(17)
Operating income/(loss)	875	1,025	(4,411)	(5,753)
Interest expense/(income)	210	240	415	709
Other expense/(income)	(39)	(22)	(164)	(120)
Income/(loss) before income taxes	$704	$807	$(4,662)	$(6,342)
North America:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
	(in millions)			(in millions)
Net sales	$4,485	$4,641	(3.4)%	$13,569	$13,886	(2.3)%
Organic Net Sales(a)	4,493	4,641	(3.2)%	13,557	13,886	(2.4)%
Segment Adjusted Operating Income	911	1,018	(10.5)%	2,873	3,292	(12.7)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2026 Compared to the Three Months Ended September 27, 2025:
Net sales decreased 3.4% to $4.5 billion for the three months ended September 26, 2026 compared to $4.6 billion for the three months ended September 27, 2025. Organic Net Sales decreased 3.2% to $4.5 billion for the three months ended September 26, 2026 compared to $4.6 billion for the three months ended September 27, 2025, primarily due to unfavorable volume/mix (2.4 pp) and lower pricing (0.8 pp). Unfavorable volume/mix was primarily due to declines in meats, sauces, and refreshment beverages, in part as retailers accelerated purchases into the second quarter and further reduced inventory in the third quarter. Lower pricing was primarily due to price investments in cream cheese and meats, partially offset by higher pricing in refreshment beverages to mitigate higher input costs.
Segment Adjusted Operating Income decreased 10.5% to $911 million for the three months ended September 26, 2026 compared to $1.0 billion for the three months ended September 27, 2025, primarily due to unfavorable volume/mix, lower pricing, higher variable compensation and related tax expenses, increased people cost, and inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives. These unfavorable impacts to Segment Adjusted Operating Income more than offset efficiency initiatives in procurement that outpaced inflationary pressures.
Nine Months Ended September 26, 2026 Compared to the Nine Months Ended September 27, 2025:
Net sales decreased 2.3% to $13.6 billion for the nine months ended September 26, 2026 compared to $13.9 billion for the nine months ended September 27, 2025, including the favorable impacts of foreign currency (0.1 pp). Organic Net Sales decreased 2.4% to $13.6 billion for the nine months ended September 26, 2026 compared to $13.9 billion for the nine months ended September 27, 2025, primarily due to unfavorable volume/mix (2.6 pp), which more than offset higher pricing (0.2 pp). Unfavorable volume/mix was primarily due to declines in meats, refreshment beverages, certain condiments, and coffee. Higher pricing was taken in certain categories to mitigate higher input costs, primarily in refreshment beverages and coffee.

Segment Adjusted Operating Income decreased 12.7% to $2.9 billion for the nine months ended September 26, 2026 compared to $3.3 billion for the nine months ended September 27, 2025, primarily due to unfavorable volume/mix, increased advertising expense, inflationary pressures in manufacturing and logistics costs that outpaced our efficiency initiatives, higher variable compensation and related tax expenses, and increased research and development expenditures. These unfavorable impacts to Segment Adjusted Operating Income more than offset efficiency initiatives in procurement that outpaced inflationary pressures and higher pricing.
Europe and Pacific Developed Markets:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
	(in millions)			(in millions)
Net sales	$910	$964	(5.6)%	$2,757	$2,813	(2.0)%
Organic Net Sales(a)	912	923	(1.3)%	2,667	2,690	(0.9)%
Segment Adjusted Operating Income	96	143	(32.8)%	380	435	(12.6)%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2026 Compared to the Three Months Ended September 27, 2025:
Net sales decreased 5.6% to $910 million for the three months ended September 26, 2026 compared to $964 million for the three months ended September 27, 2025, including the unfavorable impact of acquisitions and divestitures (4.2 pp) and the unfavorable impacts of foreign currency (0.1 pp). Organic Net Sales decreased 1.3% to $912 million for the three months ended September 26, 2026 compared to $923 million for the three months ended September 27, 2025, primarily due to unfavorable volume/mix (0.9 pp) and lower pricing (0.4 pp). Unfavorable volume/mix was primarily due to portfolio and network simplification as well as competitive pressures in Australia and New Zealand, which more than offset favorable volume/mix in the United Kingdom and Germany. Lower pricing was primarily due to price investments in the United Kingdom.
Segment Adjusted Operating Income decreased 32.8% to $96 million for the three months ended September 26, 2026 compared to $143 million for the three months ended September 27, 2025, primarily due to increased variable compensation and related tax expenses, spare parts write offs, and increased advertising expenses.
Nine Months Ended September 26, 2026 Compared to the Nine Months Ended September 27, 2025:
Net sales decreased 2.0% to $2.8 billion for the nine months ended September 26, 2026 compared to $2.8 billion for the nine months ended September 27, 2025, including the unfavorable impact of acquisitions and divestitures (4.3 pp) and the favorable impacts of foreign currency (3.2 pp). Organic Net Sales decreased 0.9% to $2.7 billion for the nine months ended September 26, 2026 compared to $2.7 billion for the nine months ended September 27, 2025, primarily due to unfavorable volume/mix (0.9 pp). Unfavorable volume/mix was primarily due to portfolio and network simplification as well as competitive pressures in Australia and New Zealand, which more than offset favorable volume/mix in the United Kingdom, Benelux, and France.
Segment Adjusted Operating Income decreased 12.6% to $380 million for the nine months ended September 26, 2026 compared to $435 million for the nine months ended September 27, 2025, primarily due to increased advertising expenses, increased costs related to variable compensation and related tax expenses, the Italy Infant Transaction, and spare parts write offs. These unfavorable impacts to Segment Adjusted Operating Income more than offset efficiency initiatives in procurement that outpaced inflationary pressures.

Emerging Markets:

	For the Three Months Ended			For the Nine Months Ended
	September 26, 2026	September 27, 2025	% Change	September 26, 2026	September 27, 2025	% Change
	(in millions)			(in millions)
Net sales	$720	$632	13.8%	$2,098	$1,889	11.1%
Organic Net Sales(a)	704	609	15.6%	2,011	1,828	10.0%
Segment Adjusted Operating Income	81	66	22.5%	256	236	8.1%
(a)    Organic Net Sales is a non-GAAP financial measure. See the Non-GAAP Financial Measures section at the end of this item.
Three Months Ended September 26, 2026 Compared to the Three Months Ended September 27, 2025:
Net sales increased 13.8% to $720 million for the three months ended September 26, 2026 compared to $632 million for the three months ended September 27, 2025, including the unfavorable impacts of foreign currency (1.8 pp). Organic Net Sales increased 15.6% to $704 million for the three months ended September 26, 2026 compared to $609 million for the three months ended September 27, 2025, primarily driven by favorable volume/mix (8.4 pp) and higher pricing (7.2 pp). Favorable volume/mix was driven primarily by Indonesia, Brazil, and Venezuela. Pricing was higher in EurAsia and LATAM to mitigate inflationary pressures.
Segment Adjusted Operating Income increased 22.5% to $81 million for the three months ended September 26, 2026 compared to $66 million for the three months ended September 27, 2025, primarily driven by higher pricing and favorable volume/mix. These favorable impacts to Segment Adjusted Operating Income more than offset increased inflationary pressures in procurement, manufacturing, and logistics costs that outpaced our efficiency initiatives, and increased SG&A, primarily due to increased advertising expenses.
Nine Months Ended September 26, 2026 Compared to the Nine Months Ended September 27, 2025
Net sales increased 11.1% to $2.1 billion for the nine months ended September 26, 2026 compared to $1.9 billion for the nine months ended September 27, 2025, including the favorable impacts of foreign currency (1.1 pp). Organic Net Sales increased 10.0% to $2.0 billion for the nine months ended September 26, 2026 compared to $1.8 billion for the nine months ended September 27, 2025, primarily driven by higher pricing (5.8 pp), and favorable volume/mix (4.2 pp). Pricing was higher in EurAsia and LATAM to mitigate inflationary pressures. Favorable volume/mix was primarily driven by Brazil, Venezuela, and China, which more than offset unfavorable volume/mix in Indonesia.
Segment Adjusted Operating Income increased 8.1% to $256 million for the nine months ended September 26, 2026 compared to $236 million for the nine months ended September 27, 2025, primarily driven by higher pricing, favorable volume/mix, and indirect tax recoveries within Brazil. These favorable impacts to Segment Adjusted Operating Income more than offset inflationary pressures in procurement, manufacturing, and logistics costs that outpaced our efficiency initiatives, increased advertising expenses, and higher variable compensation and related tax expenses.
Liquidity and Capital Resources
We believe that cash generated from our operating activities, as well as our access to other potential sources of liquidity including our available-for-sale debt securities, commercial paper programs, and our Senior Credit Facility will provide sufficient liquidity to meet our working capital needs, repayments of long-term debt, future contractual obligations, payment of our anticipated quarterly dividends, planned capital expenditures, restructuring expenditures, and contributions to our postemployment benefit plans for the next 12 months. An additional potential source of liquidity is access to capital markets. We intend to use our cash on hand and commercial paper programs for daily funding requirements.
Cash Flow Activity for the Nine Months Ended September 26, 2026 Compared to the Nine Months Ended September 27, 2025:
Net Cash Provided by/Used for Operating Activities:
Net cash provided by operating activities was $3.0 billion for the nine months ended September 26, 2026 compared to $3.1 billion for the nine months ended September 27, 2025. This decrease was driven by lower Adjusted Operating Income, partially offset by favorable changes in working capital. The changes in working capital were driven by favorable changes in accounts payable, which were partially offset by higher cash outflows for inventory related to stock rebuilding and increased input costs, and higher cash outflows for advertising.

Net Cash Provided by/Used for Investing Activities:
Net cash provided by investing activities was $651 million for the nine months ended September 26, 2026 compared to net cash used for investing activities of $1.6 billion for the nine months ended September 27, 2025. This change was primarily driven by higher purchases of marketable securities in the prior year period, proceeds received on the sale of marketable securities in 2026, and proceeds received in connection with the close of the Italy Infant Transaction. We expect 2026 capital expenditures to be approximately $800 million compared to the 2025 capital expenditures of $801 million. Our 2026 capital expenditures are expected to be primarily driven by maintenance projects, investments in technology, and capital investments focused on generating growth.
Net Cash Provided by/Used for Financing Activities:
Net cash used for financing activities was $4.4 billion for the nine months ended September 26, 2026 compared to net cash used for financing activities of $763 million for the nine months ended September 27, 2025. This change was primarily driven by higher debt repayments in the current year period, lower debt proceeds received from the issuance of the 2026 Notes in the current year period compared to 2025 Notes in the prior year period, and decreased hedge settlements. This change was partially offset by decreased repurchases of common stock compared to the prior year period. See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements for additional information on our debt repayments.
Cash Held by International Subsidiaries:
Of the $1.9 billion cash and cash equivalents on our condensed consolidated balance sheets at September 26, 2026, $1.3 billion was held by international subsidiaries.
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
Trade Payables Programs:
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We maintain agreements with third-party administrators that allow participating suppliers to track payment obligations from us, and, at the sole discretion of the supplier, sell one or more of those payment obligations to participating financial institutions. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted. Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from 0 to 250 days. All amounts due to participating suppliers are paid to the third party on the original invoice due dates, regardless of whether a particular invoice was sold. The amounts confirmed outstanding under these programs were $892 million at September 26, 2026 and $755 million at December 27, 2025. The amounts were included in accounts payable on our consolidated balance sheets. See Note 13, Financing Arrangements, in Item 1, Financial Statements, for additional information on our trade payables programs.
Borrowing Arrangements:
As of the date of this filing, our long-term debt is rated BBB with a negative outlook from S&P Global Ratings and Fitch Ratings, and Baa2 with a stable outlook from Moody’s Investor Services, Inc.
From time to time, we obtain funding through our commercial paper programs. We had no commercial paper outstanding at September 26, 2026, at December 27, 2025, or during the nine months ended September 26, 2026 or September 27, 2025.
Our Senior Credit Facility provides for a revolving commitment of $4.0 billion through July 8, 2031. Subject to certain conditions, we may increase the amount of revolving commitments and/or add tranches of term loans in a combined aggregate amount of up to $1.0 billion.
No amounts were drawn on our Senior Credit Facility at September 26, 2026 or December 27, 2025, or during the nine months ended September 26, 2026 or September 27, 2025.
Our credit agreement contains customary representations, warranties, and covenants that are typical for these types of facilities and could, upon the occurrence of certain events of default, restrict our ability to access our Senior Credit Facility. We were in compliance with all financial covenants as of September 26, 2026.

Long-Term Debt:
Our long-term debt, including the current portion, was $18.0 billion at September 26, 2026 and $21.2 billion at December 27, 2025. This decrease was primarily related to the repayment of our $1.9 billion senior notes due June 2026, the purchase of approximately $1.4 billion aggregate principal amount of the 2046 Notes that was validly tendered in May 2026, the partial redemption of $1.0 billion aggregate principal amount of the 3.875% Senior Notes due May 2027, and changes in foreign currency exchange rates on our foreign-denominated debt which was partially offset by the issuance of the 2026 Notes. We used available-for-sale securities to repay the senior notes that matured in June 2026 and used the net proceeds from the 2026 Notes to fund the Tender Offer.
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
Additionally, we have aggregate principal amounts of senior notes of approximately 400 million British pound sterling maturing in July 2027.
We may from time to time seek to retire or purchase our outstanding debt through redemptions, tender offers, cash purchases, prepayments, refinancing, exchange offers, open market or privately negotiated transactions, Rule 10b5-1 plans, or otherwise.
Our long-term debt contains customary representations, covenants, and events of default. We were in compliance with all financial covenants as of September 26, 2026.
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
Equity and Dividends:
We paid dividends on our common stock of $1.4 billion for the nine months ended September 26, 2026. Additionally, in the fourth quarter of 2026, our Board of Directors declared a cash dividend of $0.40 per share of common stock, which is payable on December 23, 2026 to stockholders of record on December 4, 2026.
The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors that our Board of Directors deems relevant to its analysis and decision making.
On November 27, 2023, we announced that the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 billion, exclusive of fees, of the Company’s common stock through December 26, 2026. We are not obligated to repurchase any specific number of shares and the program may be modified, suspended, or discontinued at any time. Under the program, shares may be repurchased in open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), privately negotiated transactions, transactions structured through investment banking institutions, or other means. No shares were purchased under the share repurchase program during the three and nine months ended September 26, 2026 and had approximately $1.5 billion remaining authorization under the share repurchase program as of September 26, 2026. The share repurchase program is in addition to our share repurchases to offset the dilutive effect of equity-based compensation.
Aggregate Contractual Obligations:
In the nine months ended September 26, 2026, we repaid $1.9 billion in aggregate principal amount of senior notes that matured in the period, purchased approximately $1.4 billion aggregate principal amount of the 2046 Notes that were validly tendered in the Tender Offer, issued the 2026 Notes, and we partially redeemed $1 billion aggregate principal amount of the 3.875% Senior Notes due May 2027 at a redemption price of $1 billion. See Note 14. Commitments, Contingencies, and Debt, in Item 1. Financial Statements, for additional information.
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

Summarized Statement of Income

For the Nine Months Ended
September 26, 2026
Net sales	$11,421
Gross profit(a)	4,307
Intercompany service fees and other recharges	3,004
Operating income/(loss)	735
Equity in earnings/(losses) of subsidiaries	(4,384)
Net income/(loss)	(4,118)
Net income/(loss) attributable to common shareholders	(4,118)
(a)    For the nine months ended September 26, 2026, the Obligor Group recorded $360 million of net sales to the non-guarantor subsidiaries and $67 million of purchases from the non-guarantor subsidiaries.

Summarized Balance Sheets

	September 26, 2026	December 27, 2025
ASSETS
Current assets	$4,699	$6,336
Current assets due from affiliates(a)	190	269
Non-current assets	5,578	5,648
Goodwill	8,823	8,823
Intangible assets, net	1,684	1,768
Non-current assets due from affiliates(b)	22	28
LIABILITIES
Current liabilities	$4,757	$5,211
Current liabilities due to affiliates(a)	1,167	1,122
Non-current liabilities	18,871	21,260
Non-current liabilities due to affiliates(b)	204	208
(a)    Represents receivables and short-term lending due from and payables and short-term lending due to non-guarantor subsidiaries.
(b)    Represents long-term lending due from and long-term borrowings due to non-guarantor subsidiaries.
Commodity Trends
We purchase and use large quantities of commodities, including dairy products, meats, sugar and other sweeteners, edible oils, coffee, tomatoes, wheat products, fruits and vegetables, and eggs to manufacture our products. In addition, we purchase and use significant quantities of resins, cardboard, plastics, glass, paper, and metal to package our products, and we use electricity, diesel fuel, and natural gas in the manufacturing and distribution of our products. We continuously monitor global supply and cost trends of these commodities.
During the nine months ended September 26, 2026, we experienced decreased commodity costs for cheese and dairy products, meats, coffee, sugar and other sweeteners, and eggs while commodity costs for edible oils, resins, plastics, and fruits and vegetables increased compared to the prior year period. We manage commodity cost volatility primarily through pricing and risk management strategies including utilizing a range of commodity hedging techniques in an effort to limit the impact of price fluctuations on many of our principal raw materials. However, we do not fully hedge against changes in commodity prices, and our hedging strategies may not protect us from increases in specific raw material costs. As a result of these risk management strategies, our commodity costs may not immediately correlate with market price trends.
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
Goodwill and Intangible Assets:
As of September 26, 2026, we maintain 12 reporting units globally, six of which comprise our goodwill balance. These six reporting units had an aggregate goodwill carrying amount of $19.6 billion at September 26, 2026. Our indefinite-lived intangible asset balance primarily consists of a number of individual brands, which had an aggregate carrying amount of $29.2 billion as of September 26, 2026.

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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and brands requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions, and to consider the market multiples of certain peer and guideline companies. These assumptions and estimates include estimated future annual net cash flows (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax considerations, discount rates, long-term growth rates, royalty rates, contributory asset charges, and other market factors. As part of their latest impairment test, we used discount rates ranging from 6.8% to 13.5% and long-term growth rates ranging from 0.0% to 4.0% in estimating the fair value of our reporting units. Additionally, we used discount rates ranging from 8.1% to 10.3%, long-term growth rates ranging from 0.0% to 4.0%, and royalty rates ranging from 3.0% to 20.0% in estimating the fair value of our brands. If current expectations of future growth rates, royalty rates, and margins are not met, if market factors outside of our control change (such as discount rates, market capitalization, income tax rates, foreign currency exchange rates, or inflation), or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then one or more of our reporting units or brands might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could lead to future goodwill or intangible asset impairments.
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
Our reporting units that were determined to have less than 5% fair value over carrying amount as of our latest impairment test had an aggregate goodwill carrying amount of $18.2 billion and included TE, HDM, Europe, and AFH reporting units. Our MCCS reporting unit had over 5% but less than 10% fair value over carrying amount with an aggregate goodwill carrying amount of $1.2 billion as of the latest impairment test. Our reporting units that have 10% or less excess fair value over carrying amounts as of the latest impairment test are considered at a heightened risk of future impairments and had an aggregate carrying amount of $19.4 billion. Our China reporting unit had 20-50% fair value over carrying amount with a goodwill carrying amount of $258 million as of the latest impairment test. Our six remaining reporting units had no goodwill carrying amount at the time of the latest impairment test.
As of their latest impairment test, our brands that have 10% or less fair value over carrying amount, comprised entirely of brands that have zero fair value over carrying amounts, had a carrying amount of $9.3 billion and included Kraft, Miracle Whip, Oscar Mayer, Kool-Aid, Lunchables, Cool Whip, ABC, Claussen, Bagel Bites, and Wattie’s. Our brands that had over 10% but less than 20% fair value over carrying amount included Velveeta, A1, and Classico and had an aggregate carrying amount of $3.5 billion as of the latest impairment test. The aggregate carrying amount of brands with fair value over carrying amount 20% to 50% was $6.9 billion as of the latest impairment test. Although the remaining brands, with a carrying amount of $9.5 billion, have more than 50% excess fair value over carrying amount as of the latest impairment test, these amounts are also susceptible to impairments if any assumptions, estimates, or market factors significantly change in the future. Our brands that have 20% or less excess fair value over carrying amounts as of their latest impairment test are considered at a heightened risk of future impairments and had an aggregate carrying amount of $12.8 billion.

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
The discount rates, long-term growth rates, and royalty rates used to estimate the fair values of our reporting units and our brands with 20% or less excess fair value over carrying amount, as well as the goodwill or brand carrying amounts, as of their latest impairment test for each reporting unit and brand were as follows:

	Goodwill or Brands Carrying Amount (in billions)	Discount Rate		Long-Term Growth Rate		Royalty Rate
		Minimum	Maximum	Minimum	Maximum	Minimum	Maximum
Reporting units	$19.4	6.8%	13.5%	—%	4.0%
Brands (excess earnings method)	9.1	8.2%	8.8%	—%	1.5%
Brands (relief from royalty method)	3.7	8.1%	10.3%	—%	4.0%	3.0%	20.0%
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

	Discount Rate		Long-Term Growth Rate		Royalty Rate
	50-Basis-Point		25-Basis-Point		100-Basis-Point
	Increase	Decrease	Increase	Decrease	Increase	Decrease
Reporting units	$(3.0)	$3.5	$1.6	$(1.5)
Brands (excess earnings method)	(0.6)	0.7	0.3	(0.2)
Brands (relief from royalty method)	(0.3)	0.3	0.1	(0.1)	$0.4	$(0.4)

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
Adjusted Operating Income is defined as operating income excluding, when they occur, the impacts of restructuring activities, deal costs, separation costs, unrealized gains/(losses) on commodity hedges (the unrealized gains and losses are recorded in general corporate expenses until realized; once realized, the gains and losses are recorded in the applicable segment’s operating results), impairment losses, and certain non-ordinary course legal and regulatory matters.
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

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Three Months Ended September 26, 2026
North America	$4,485	$(8)	$—	$4,493
Europe and Pacific Developed Markets	910	(2)	—	912
Emerging Markets	720	16	—	704
Kraft Heinz	$6,115	$6	$—	$6,109

Three Months Ended September 27, 2025
North America	$4,641	$—	$—	$4,641
Europe and Pacific Developed Markets	964	—	41	923
Emerging Markets	632	23	—	609
Kraft Heinz	$6,237	$23	$41	$6,173

Year-over-year growth rates
North America	(3.4)%	(0.2) pp	0.0 pp	(3.2)%	(0.8) pp	(2.4) pp
Europe and Pacific Developed Markets	(5.6)%	(0.1) pp	(4.2) pp	(1.3)%	(0.4) pp	(0.9) pp
Emerging Markets	13.8%	(1.8) pp	0.0 pp	15.6%	7.2 pp	8.4 pp
Kraft Heinz	(2.0)%	(0.3) pp	(0.6) pp	(1.1)%	0.0 pp	(1.1) pp

The Kraft Heinz Company
Reconciliation of Net Sales to Organic Net Sales
(dollars in millions)
(Unaudited)

	Net Sales	Currency	Acquisitions and Divestitures	Organic Net Sales	Price	Volume/Mix
Nine Months Ended September 26, 2026
North America	$13,569	$12	$—	$13,557
Europe and Pacific Developed Markets	2,757	90	—	2,667
Emerging Markets	2,098	87	—	2,011
Kraft Heinz	$18,424	$189	$—	$18,235

Nine Months Ended September 27, 2025
North America	$13,886	$—	$—	$13,886
Europe and Pacific Developed Markets	2,813	—	123	2,690
Emerging Markets	1,889	61	—	1,828
Kraft Heinz	$18,588	$61	$123	$18,404

Year-over-year growth rates
North America	(2.3)%	0.1 pp	0.0 pp	(2.4)%	0.2 pp	(2.6) pp
Europe and Pacific Developed Markets	(2.0)%	3.2 pp	(4.3) pp	(0.9)%	0.0 pp	(0.9) pp
Emerging Markets	11.1%	1.1 pp	0.0 pp	10.0%	5.8 pp	4.2 pp
Kraft Heinz	(0.9)%	0.7 pp	(0.7) pp	(0.9)%	0.8 pp	(1.7) pp

The Kraft Heinz Company
Reconciliation of Operating Income/(Loss) to Adjusted Operating Income
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Operating income/(loss)	$875	$1,025	$(4,411)	$(5,753)
Restructuring activities	7	6	38	10
Unrealized losses/(gains) on commodity hedges	(39)	23	(116)	6
Impairment losses	72	35	7,437	9,301
Separation costs	24	17	90	17
Adjusted Operating Income	$939	$1,106	$3,038	$3,581

The Kraft Heinz Company
Reconciliation of Diluted EPS to Adjusted EPS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Diluted EPS	$0.46	$0.52	$(3.47)	$(5.47)
Restructuring activities(a)	0.01	—	—	0.01
Unrealized losses/(gains) on commodity hedges(b)	(0.02)	0.02	(0.07)	—
Impairment losses(c)	0.06	0.03	5.30	7.30
Separation costs(d)	0.01	0.01	0.05	0.01
Losses/(gains) on sale of business(e)	—	0.04	(0.02)	0.04
Nonmonetary currency devaluation(f)	0.01	—	0.02	0.02
Debt prepayment and extinguishment (benefit)/costs(g)	—	—	(0.14)	—
Certain significant discrete income tax items(h)	—	(0.01)	—	0.01
Adjusted EPS	$0.53	$0.61	$1.67	$1.92
(a)    Gross expenses/(income) included in restructuring activities were expenses of $7 million ($6 million after-tax) for the three months and income of $7 million ($5 million after-tax) for the nine months ended September 26, 2026 and expenses of $4 million ($1 million after-tax) for the three months and $18 million ($9 million after-tax) for the nine months ended September 27, 2025 and were recorded in the following income statement line items:
•Cost of products sold included expenses of $1 million for the three months and $31 million for the nine months ended September 26, 2026 and expenses of $2 million for the three months and $1 million for the nine months ended September 27, 2025;
•SG&A included expenses of $6 million for the three months and $7 million for the nine months ended September 26, 2026 and expenses of $4 million for the three month and $9 million for the nine months ended September 27, 2025; and
•Other expense/(income) included income of $45 million for the nine months ended September 26, 2026 and income of $2 million for the three months and expenses of $8 million for the nine months ended September 27, 2025.
(b)    Gross expenses/(income) included in unrealized losses/(gains) on commodity hedges were income of $39 million ($29 million after-tax) for the three months and $116 million ($87 million after-tax) for the nine months ended September 26, 2026 and expenses of $23 million ($18 million after-tax) for the three months ended and $6 million ($5 million after-tax) for the nine months ended September 27, 2025, which were recorded in cost of products sold.
(c)    Gross impairment losses included the following:
•Goodwill impairment losses of $69 million ($69 million after-tax) for the three months and $2.5 billion ($2.5 billion after-tax) for the nine months ended September 26, 2026 and $35 million ($35 million after-tax) for the three months and $6.7 billion ($6.7 billion after-tax) for the nine months ended September 27, 2025, which were recorded in SG&A;
•Intangible asset impairment losses of $3 million ($3 million after-tax) for the three months and $4.9 billion ($3.8 billion after-tax) for the nine months ended September 26, 2026 and $2.6 billion ($2 billion after-tax) for the nine months ended September 27, 2025, which were recorded in SG&A.
(d)    Gross expenses included in separation costs were $24 million ($17 million after-tax) for the three months and $90 million ($68 million after-tax) for the nine months ended September 26, 2026 and $17 million ($13 million after-tax) for the three and nine months ended September 27, 2025, which were recorded in SG&A.
(e)    Gross expenses/(income) included in losses/(gains) on sale of business were expenses of $2 million ($2 million after-tax) for the three months and income of $1 million ($27 million after-tax) for the nine months ended September 26, 2026 and expenses of $44 million ($44 million after-tax) for the three and nine months ended September 27, 2025, which were recorded in other expense/(income).
(f)    Gross expenses included in nonmonetary currency devaluation were $18 million ($18 million after-tax) for the three months and $34 million ($34 million after-tax) for the nine months ended September 26, 2026 and $5 million ($5 million after-tax) for the three months and $26 million ($26 million after-tax) for the nine months ended September 27, 2025, which were recorded in other expense/(income).
(g)    Gross expenses/(income) included in debt prepayment and extinguishment costs were expenses of $2 million ($1 million after-tax) for the three months and income of $226 million ($170 million after-tax) for the nine months ended September 26, 2026, and were recorded in interest expense/(income) and other expense/(income). This income includes a gain from extinguishment of debt of $264 million which was partially offset by a loss from an interest rate hedge of $38 million.
(h)    Certain significant discrete income tax items were a benefit of $6 million for the three months and expenses of $10 million for the nine months ended September 27, 2025. The expense represents movement in the valuation allowance against deferred tax assets in our subsidiary in Brazil and adjustments recorded to the deferred tax asset and valuation allowance related to the transfer of business operations to a wholly-owned subsidiary in the Netherlands in December 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk during the nine months ended September 26, 2026. For additional information, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 26, 2026, were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In 2024, we initiated a multi-year project to migrate certain of our financial processing systems. The project included the migration to a new enterprise resource planning (ERP) solution that we expected to implement in phases throughout our businesses over a several year period. During 2025, we completed the implementation of our new ERP solution in certain countries in the Emerging Markets segment as part of the first phase of our ERP transition, which did not result in significant changes in our internal control over financial reporting. We have continued our ERP migration project during 2026 and completed an additional implementation within the Emerging Markets segment. We will continue to evaluate the design and operating effectiveness of internal controls as they relate to any system upgrades, and we will implement the required control changes prior to relevant go-live dates associated with the system implementations.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments, Contingencies, and Debt, in Item 1, Financial Statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity in the three months ended September 26, 2026 was:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
6/28/2026 — 8/1/2026	4,733	$23.77	—	$1,502
8/2/2026 — 8/29/2026	12,144	25.40	—	1,502
8/30/2026 — 9/26/2026	2,035,863	25.60	—	1,502
Total	2,052,740		—
(a)    Includes (1) shares repurchased to offset the dilutive effect of the vesting RSUs and PSUs and (2) shares withheld for tax liabilities associated with the vesting of RSUs.
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
Item 5. Other Information.
(c) Insider Stock Trading Arrangements:
None.

Item 6. Exhibits.

Exhibit No.	Descriptions
3.2	Amended and Restated By-Laws of The Kraft Heinz Company, effective July 22, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed July 27, 2026).
22.1	List of Guarantor Subsidiaries.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a 14(a)/15d 14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.1
The following materials from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.*

104.1	The cover page from The Kraft Heinz Company’s Quarterly Report on Form 10-Q for the three months ended September 26, 2026, formatted in iXBRL.*

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Kraft Heinz Company
Date:	November 4, 2026
		By:	/s/ Andre Maciel
Andre Maciel
Executive Vice President and Global Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The Kraft Heinz Company
Date:	November 4, 2026
		By:	/s/ Chris Asher
Chris Asher
Vice President and Global Controller
(Principal Accounting Officer)